Form 10-Q
period 2008-03-31
ServisFirst Bancshares, Inc.
filed 2008-05-27
CIK 1430723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53149
SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0734029 (I.R.S. Employer Identification No.)

3300 Cahaba Road, Suite 300
Birmingham, Alabama	35233
(Address of Principal Executive Offices)	(Zip Code)
(205) 949-0302
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 27, 2008

Common Stock, $.001 par value	5,113,482

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	March 31, 2008	December 31,
	Unaudited	2007
Assets

Cash and due from banks	$19,155	$15,756
Interest bearing balances due from depository institutions	84	34,068
Federal funds sold	83,455	16,598

Cash and cash equivalents	102,694	66,422
Securities available for sale	88,975	87,233
Restricted equity securities	2,659	1,202
Mortgage loans held for sale	4,768	2,463

Loans	755,534	675,281
Less allowance for loan losses	(8,852)	(7,732)

Loans, net	746,682	667,549

Premises and equipment, net	4,070	4,176
Accrued interest and dividends receivable	3,936	3,949
Deferred tax assets	2,515	2,432
Other assets	3,916	2,824

Total assets	$960,215	$838,250

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$88,613	$85,018
Interest-bearing	774,158	677,665

Total deposits	862,771	762,683
Other borrowings	20,275	73
Accrued interest payable	900	782
Other liabilities	1,626	2,465

Total liabilities	885,572	766,003

Shareholders’ equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,113,482 shares issued and outstanding	5	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	0	0
Additional paid-in capital	63,320	63,159
Retained earnings	9,652	8,082
Accumulated other comprehensive income	1,666	1,001

Total shareholders’ equity	74,643	72,247

Total liabilities and shareholders’ equity	$960,215	$838,250

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007
Interest income:
Interest and fees on loans	$12,374	$9,469
Taxable securities	906	256
Nontaxable securities	215	133
Federal funds sold	273	953
Other interest and dividends	67	14

Total interest income	13,835	10,825

Interest expense:
Deposits	5,722	5,225
Borrowed funds	26	0

Total interest expense	5,748	5,225

Net interest income	8,087	5,600
Provision for loan losses	1,383	643

Net interest income after provision for loan losses	6,704	4,957

Noninterest income:
Service charges on deposit accounts	256	113
Other operating income	288	150

Total noninterest income	544	263

Noninterest expenses:
Salaries and employee benefits	2,826	1,866
Equipment and occupancy expense	530	335
Professional services	316	101
Other operating expenses	1,158	603

Total noninterest expenses	4,830	2,905

Income before income taxes	2,418	2,315

Provision for income taxes	848	808

Net income	$1,570	$1,507

Basic earnings per share	$0.31	$0.33

Diluted earnings per share	$0.30	$0.33

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(In thousands)

	2008	2007
Net income	$1,570	$1,507

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax (benefit) of $352, and $(19) for 2008, and 2007, respectively	687	(37)

Unrealized holding gains arising during period from derivative, net of tax of $35 and $8 for 2008 and 2007, respectively	68	18

Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $(46)	(90)

Other comprehensive income (loss)	665	(19)

Comprehensive income	$2,235	$1,488

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2007	$5	$63,159	$8,082	$1,001	$72,247
Other comprehensive income	—	—	—	665	665
Stock based compensation expense	—	161	—	—	161
Net income	—	—	1,570	—	1,570

Balance, March 31, 2008	$5	$63,320	$9,652	$1,666	$74,643

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(In thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$1,570	$1,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(174)	(50)
Provision for loan losses	1,383	643
Depreciation and amortization	225	123
Net amortization (accretion) of investments	(77)	34
Amortized gain on derivative	(136)	—
(Increase) decrease in accrued interest and dividends receivable	13	(151)
Stock compensation expense	161	119
Increase in accrued interest payable	118	172
Proceeds from sale of mortgages held for sale	16,873	10,833
Originations of mortgages held for sale	(19,178)	(9,003)
Net change in other operating activities	(977)	(813)

Net cash provided by (used in) operating activities	(199)	3,414

INVESTING ACTIVITIES
Purchases of securities available for sale	(2,825)	(10,383)
Proceeds from maturities/calls, pay downs of securities available for sale	2,201	660
Increase in loans	(82,620)	(26,898)
Purchase of premises and equipment	(119)	(272)
Purchase of restricted equity securities	(1,456)	(397)
Proceeds from sale of derivative	1,000	—

Net cash used in investing activities	(83,819)	(37,290)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	3,595	10,014
Net increase in interest bearing deposits	96,493	105,587
Proceeds from other borrowings	20,202	—

Net cash provided by financing activities	120,290	115,601

Net increase in cash and cash equivalents	36,272	81,725

Cash and cash equivalents at beginning of period	66,422	53,335

Cash and cash equivalents at end of period	$102,694	$135,060

See Notes to Unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
Note 1 — General
     The accompanying condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s report on Form 10-A for the year ended December 31, 2007.
     All reported amounts are in thousands except share and per share data.
Note 2 — Cash and Cash Flows
     Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the three months ended March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007
	(In Thousands)
Interest paid	$5,630	$5,053
Income taxes paid	$1,250	$850

Transfers of loans to other real estate owned	$2,085	$—
Note 3 — Earnings Per Common Share
     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

	March 31,
	2008	2007
	(Thousands, Except Share and
	Per Share Amounts)
Weighted average common shares outstanding	5,113,482	4,463,606
Net income	$1,570	$1,507
Basic earnings per common share	$0.31	$0.33

Weighted average common shares outstanding	5,113,482	4,463,606
Dilutive effects of assumed conversions and exercises of stock options and warrants	170,435	14,784
Weighted average common and dilutive potential common shares outstanding	5,283,917	4,478,390
Net income	$1,570	$1,507
Diluted earnings per common share	$0.30	$0.33
Note 4 — Employee and Director Benefits
     Stock Options. At March 31, 2008, the Company has stock-based compensation plans, which are described below. The compensation cost that has been charged against income for the plan was approximately $161,000 and $120,000 for the three months ended March 31, 2008 and 2007, respectively. Included in stock-based compensation for 2008 and 2007 is expense recognized related to option and warrants granted in 2005, the fair value of which were determined using a Black-Scholes-Merton valuation model.
     Under the Company’s 2005 Amended and Restated Stock Option Plan (the “Plan”), there are 1,025,000 shares authorized for issuance. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is ten years.
     The Company has granted non-plan options to certain key relationships to purchase up to an aggregate amount of 55,000 shares of the Company’s common stock at between $15.00 and $20.00 per share for 10 years. These options are non-qualified and not part of the 2005 Amended and Restated Stock Option Plan.
     The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.
     Expected volatilities are based on an index of Alabama traded community banks. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. treasury yield curve in effect at the time of grant.

	March 31,
	2008	2007
Expected volatility	20.00%	20.00%
Expected dividends	.50%	.50%
Expected term in years	7 years	7 years
Risk-free rate	2.93%	4.47%

     The following table summarizes stock option activity during the three months ended March 31, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(years)	Value
				(In Thousands)
Outstanding January 1, 2008	712,500	$13.12	8.43	$4,905
Granted	13,500	20.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	726,000	$13.24	8.24	4,905

Exercisable at March 31, 2008	20,000	$10.00	7.14	$200

     Stock Warrants. In recognition of the efforts and financial risks undertaken by the Bank’s organizers in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants vest in equal annual increments over a three- year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporate date. The total number of warrants outstanding at March 31, 2008 and 2007 was 60,000.
     The fair value of each stock warrants granted in 2005 was estimated on the date of grant using a Black-Scholes-Merton valuation model using the assumptions noted in the following table.

Year Ended
December 31,
2005
Expected volatility	20.00%
Expected dividends	0.00%
Expected term (in years)	3 years
Risk-free rate	3.69%
     There were no stock warrants granted, exercised, or forfeited during the three months ended March 31, 2008. No stock warrants became exercisable during the three months ended March 31, 2008.
Note 5 — Adoption of New Accounting Interpretations
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other financial accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and financial liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and financial liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, for financial assets and financial liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, FASB issued SFAS 157-2, Effective Date FASB Statement No. 157. FASB No. 157-2 delays the effective date of Statement No. 157 for other non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and financial liabilities and any other assets or liabilities carried at fair value.
Note 6 — Recent Accounting Pronouncements
     In March, 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this Statement at the beginning of the Company’s fiscal year ending December 31, 2009. The Company has not determined the effect that the adoption of FAS 161 will have on its financial statement disclosures.
Note 7 — Fair Value Measurement
     Effective January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157, Fair value Measurements, to value its financial assets and financial liabilities measured at fair value. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No.157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
     The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of March 31, 2008:

	Fair Value Measurement at March 31, 2008
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities (1)	$—	$88,975	—	$88,975

Total assets at fair value	$—	$88,975	—	$88,975

Assets measured on a Nonrecurring Basis:
Impaired loans	$—	—	$13,502	$13,502

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and financial liabilities that had not been previously carried at fair value. Therefore, certain financial assets and financial liabilities not carried at fair value, such as the Company’s investment in the Federal Home Loan Bank are still reported at their carrying values.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
Forward Looking Statements
     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon our management’s belief as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.
Overview
     The entire banking industry is operating in an adverse environment for maximizing short-term performance. Housing softness, the challenging credit cycle, negative media analysis, weakened consumer confidence and dramatic Federal Reserve rate reductions are all factors that create a drag on performance. Our management is responding to these challenges while maintaining its focus on the Company’s long-term goals.
     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, ServisFirst Bank, an Alabama banking corporation (the “Bank”), we operate seven full service banking offices located in the metropolitan statistical areas of Birmingham-Hoover, Huntsville, and Montgomery, Alabama.
     We are headquartered at 3300 Cahaba Road, Suite 300, Birmingham, Alabama 35223. In addition, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County) and two offices in the Montgomery, Alabama MSA (Montgomery County) which constitute our primary service areas. We also serve certain adjacent areas to our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.
     As of March 31, 2008, the Company had total consolidated assets of $960,215,000 an increase of $121,965,000 or 14.55 % over the $838,250,000 reported at December 31, 2007. Total loans were $755,534,000 at March 31, 2008, an $80,253,000 or 11.88 % increase over the $675,281,000 at December 31, 2007. Total deposits were $862,771,000 at March 31, 2008, an increase of $100,088,000 or 13.12 % over the $762,683,000 at December 31, 2007. The increase in loans and deposits was from organic growth in existing branches in Birmingham and Huntsville, Alabama, and our expansion beginning in 2007 into the Montgomery, Alabama market.
     Net income for the quarter ended March 31, 2008 was $1,570,000 an increase of $63,000 or 4.18 % compared to the $1,507,000 for the quarter ended March 31, 2007. Basic earnings per common share were $0.31 for the three months ended March 31, 2008 compared with $0.33 for the same period in 2007.
Significant Accounting Policies
     The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate and fair value of financial instruments are particularly subject to change.
Financial Condition
Investment Securities
     Investment securities available for sale totaled $88,975,000 at March 31, 2008, and $87,233,000 at December 31, 2007. The investment portfolio at March 31, 2008, and December 31, 2007 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
As of March 31, 2008:
Securities available for sale:
Mortgage backed securities	$61,300	$1,531	$(23)	$62,808
State and municipal securities	25,839	427	(99)	26,167

Total	$87,139	$1,958	$(122)	$88,975

As of December 31, 2007:
Securities available for sale:
Mortgage backed securities	$62,162	$471	$(30)	$62,603
State and municipal securities	24,271	374	(15)	24,630

Total	$86,433	$845	$(45)	$87,233

     The following table shows the amortized cost of the Company’s investment securities by their stated maturity at March 31, 2008.

	Less
	than		Five	More
	one	One year to	years to	than ten
	year	five years	ten years	years	Total
	(In Thousands)
As of March 31, 2008
Mortgage backed securities	$—	$3,227	$29,314	$28,759	$61,300
State and municipal securities	$—	$823	$25,016	$—	$25,839

Total	$—	$4,050	$54,330	$28,759	$87,139

     All securities held are traded in liquid markets. As of March 31, 2008, we owned certain restricted securities from the Federal Home Loan Bank with an aggregate book value and market value of $2,409,000 and First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.
     At March 31, 2008, we had $83,455,000 in federal funds sold, compared with $16,598,000 at December 31, 2007.
Loans
     We had total loans of $755,534,000 at March 31, 2008 compared to $675,281,000 at December 31, 2007, an increase of $80,253,000 or 11.88%. As almost all of the loan portfolio is concentrated in the Birmingham-Hoover, Alabama MSA, Huntsville, Alabama MSA and Montgomery, Alabama MSA, with 68.75% of that in the Birmingham-Hoover, Alabama MSA, there is risk that our borrowers’ ability to repay their loans from us could be affected by changes in local economic conditions. The following table details our loans at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Commercial, financial and agricultural	$239,266	$219,684
Real estate — construction	220,940	195,238
Real estate — mortgage:
Owner occupied	91,148	89,014
1-4 family	79,872	64,325
Other	97,210	83,663

Total real estate mortgage	268,230	237,002
Consumer	27,098	23,357

Total loans	755,534	675,281
Less allowance for loan losses	(8,852)	(7,732)

Net loans	$746,682	$667,549

Asset Quality
     The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at March 31, 2008.
     The following table presents a summary of changes in the allowances for loan losses for the quarters ended March 31, 2008 and 2007, respectively. The largest balance of our charge-offs are on real estate construction loans. Real estate construction loans represent 29.24% of our loan portfolio.

	Three Months
	Ended March 31,
	2008	2007
Allowance for Loan Losses
Balance at beginning of period	$7,732	$5,418
Charge-offs:
Commercial, financial and agricultural	(1)	(21)
Real estate — construction	(279)	—
Real estate — mortgage	—	—
Owner occupied	—	—
1-4 family mortgage	—	—
Other	—	—
Total real estate mortgage	—	—
Consumer	(2)	(2)

Total charge-offs	(282)	(23)

Recoveries:
Commercial, financial and agricultural	19	—
Real estate — construction	—	—
Real estate — mortgage	—	—
Owner occupied	—	—
1-4 family mortgage	—	—
Other	—	—
Total real estate mortgage	—	—
Consumer	—	—

Total recoveries	19	—

Net charge — offs	(263)	(23)

Provision for loan losses charged to expense	1,383	643

Allowance for loan losses at end of period	$8,852	$6,038

As a percentage of year to date average loans:
Annualized net charge-offs	0.15%	0.02%
Annualized provision for loan losses	0.77%	0.57%

     The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	March 31,					December 31,
	2008			2007			2007
		Percentage			Percentage			Percentage
		of loans in			of loans in			of loans in
		each			each			each
		category of			category of			category of
	Amount	total loans	Amount		total loans	Amount		total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,633	31.50%	$2,192		35.60%	$1,714		32.53%
Real estate — construction	4,133	29.24%	3,415		36.55%	3,487		28.91%
Real estate — mortgage	408	35.67%	320		24.70%	340		35.10%
Consumer	10	3.59%	104		3.15%	12		3.46%
Other	2,668	—	7		—	2,179		—

Total	$8,852	100.00%	$6,038		100.00%	$7,732		100.00%

Non-performing Assets
     It is our policy to classify loans as non-accrual when they are past due in principal or interest payments for more than ninety days or if it is otherwise not reasonable to expect collection of principal and interest due under the original terms. Exceptions are allowed for ninety day past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal.
     We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of March 31, 2008, our impaired loans, inclusive of non-accrual loans, totaled $13,502,000, and had associated reserves of approximately $1,428,000. This compares to impaired loans and associated reserves of $11,612,000 and $1,370,000, respectively at December 31, 2007. A loan is considered impaired when it is probable, based on current information and events, the company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependant. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.
     Non-performing assets, comprised of non-accrual loans and other real estate owned totaled $6,126,000 at March 31, 2008, compared to $6,094,000 at December 31, 2007. Non-accrual loans were $2,683,000 at March 31, 2008, a decrease of $1,601,000 from non-accrual loans of $4,284,000 at December 31, 2007. The Company had no loans ninety days past due and still accruing at March 31, 2008. Other real estate owned totaled $3,443,000 as of March 31, 2008, compared to $1,623,000 at December 31, 2007.

     A summary of nonperforming assets as of March 31, 2008, March 31, 2007 and December 31, 2007 follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in Thousands)
Non-accrual loans	$2,683	4,284	2
Loans 90 days or more past due and still accruing	$0	187	128
All other real estate owned	$3,443	1,623	369

Total non-performing assets	$6,126	6,094	499

     The decrease to our non-accrual loans during the first quarter of 2008 is the net result of transfers to OREO.
     Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is for charged off. Once the property is in OREO sales efforts begin.
     Management continually monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results , liquidity or capital resources have been classified as non-performing. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.
Deposits
     Total deposits increased $100,088,000 or 13.12% to $862,771,000 at March 31, 2008 compared to $762,683,000 reported at December 31, 2007. We believe our deposits will continue to increase in 2008 as a result of our expansion into the Montgomery market in 2007 and expanded customer relationships in the Birmingham and Huntsville markets.
     For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax Equivalent Basis” under the sub heading “Net Interest Income”
Other Borrowings
     As of March 31, 2008, we had borrowed $275,000 under a $500,000 line of credit with a regional bank. The note is unsecured. The note is due in October 2008 and the interest rate varies at the lender’s base commercial lending rate. The interest rate at March 31, 2008 was 5.25%.
     In addition, on March 19, 2008 we borrowed $20,000,000 from the Federal Home Loan Bank of Atlanta, of which $10,000,000 bears interest at 2.995%, and is payable on March 19, 2012, and $10,000,000 bears interest at 3.275%, and is payable on March 19, 2013.

Liquidity
     Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
     The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At March 31, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $191,669,000. Additionally, our subsidiary bank had additional borrowing availability of approximately $78 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $74 million at the Federal Home Loan Bank of Atlanta to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
     To finance our continued growth and planned expansion activities, before our reorganization into a holding company structure, the Bank issued 649,875 shares of common stock in September of 2007 for approximately $13 million in capital before offering expenses. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We are also exploring the possibility of issuing trust preferred securities if market conditions become favorable to us.
     Although we have no formal liquidity policy, in the opinion of our management, our liquidity levels are considered adequate. We are subject to general FDIC guidelines which require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.
     The following table reflects the contractual maturities of our term liabilities as of March 31, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	(In Thousands)
		Less			More
		than 1	1-3	4-5	than 5
	Total	Year	Years	Years	Years
Contractual Obligations (1)
Deposits without a stated maturity	$736,368	736,368	—	—	—
Certificates of deposit (2)	$126,403	111,954	11,172	3,277
FHLB borrowings	$20,000	—		20,000	—
Other borrowings	$275	275	—	—	—
Operating lease commitments	$5,971	915	1,509	1,085	2,462

Total	$889,017	849,512	12,681	24,362	2,462

(1)	Excludes interest

(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
Capital Adequacy
     As of March 31, 2008, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2008. Furthermore, the Alabama Banking Department has required that we maintain a leverage ratio of 8% for the first three years of our operations until May 2, 2008 and 7% thereafter.
     The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by us for the first three years of our operations and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2008, December 31, 2007, and March 31, 2007.

				To Be Well
				Capitalized
				Under
			For	Prompt
			Capital	Corrective
			Adequacy	Action
	Actual		Purposes	Provisions
	ServisFirst	ServisFirst
	Bancshares	Bank
March 31, 2008
Total Capital to Risk Weighted Assets	10.26%	10.28%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	9.15%	9.17%	4.00%	6.00%
Tier 1 Capital to Average Assets	8.37%	8.38%	4.00%	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets	11.22%	11.22%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	10.12%	10.12%	4.00%	6.00%
Tier 1 Capital to Average Assets	8.40%	8.40%	4.00%	5.00%

March 31, 2007
Total Capital to Risk Weighted Assets	N/A	11.85%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	N/A	10.66%	4.00%	6.00%
Tier 1 Capital to Average Assets	N/A	9.39%	4.00%	5.00%
Off-balance sheet arrangements
     In the normal course of business we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial instruments.
     Our exposure to credit loss in the event of non-performance by the other party to financial instruments for commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
     Financial instruments whose contract amounts represent credit risk at March 31, 2008:

(In Thousands)
Commitments to extend credit beyond current fundings	281,265
Credit card arrangements	6,990
Standby letters of credit and financial guarantees	19,242

Total	307,497

     Commitments to extend credit beyond current fundings are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year or less of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Derivatives
     Prior to 2008, we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. Management’s decision to sell the interest rate floor was based on changing market conditions. A gain of $136,000 was recognized in interest income for the three months ended March 31, 2008.
Net Income
     Net income for the three months ended March 31, 2008 was $1,570,000, compared to net income of $1,507,000 for the three months ended March 31, 2007. This increase in net income is primarily attributable to a significant increase in net interest income due to significant growth of our deposits and loan portfolio resulting from significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007. These positive effects were partially offset by a 115.09% increase in the provision for loan losses, from $643,000 in 2007 to $1,383,000 in 2008 and an increase of $1,925,000 in non-interest expense, up 66.27%, from $2,905,000 in 2007 to $4,830,000 in 2008. The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth. Basic and diluted net income per common share were $0.31 and $0.30, respectively, for the three months ended March 31, 2008, compared to $0.33 per common share for both basic and diluted for the three months ended March 31, 2007. Return on average assets for the three months ended March 31, 2008 was 0.72%, compared to 1.05% in 2007, and return on average stockholders’ equity was 8.53% for the three months ended March 31, 2008, compared to 11.29% in 2007.
Net Interest Income
     Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The major factors which affect net interest income are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of our primary source of earnings.

     Beginning in mid-2004, the Federal Reserve Open Market Committee, or FOMC, increased interest rates 400 basis points through mid-2006 where interest rates remained constant until September 2007 when the FOMC began lowering interest rates in reaction to the affects of the sub-prime credit crisis. Since September 2007, the FOMC has lowered interest rates 275 basis points including an emergency 75 basis point decrease in January 2008, 75 basis points at its March 18, 2008 meeting, and 25 basis points at its April 30, 2008 meeting. In anticipation of these decreases in interest rates, our management has placed us in a moderately liability sensitive position. This means that more liabilities are scheduled to reprice within the next year than assets, thereby taking advantage of the anticipated decrease in interest rates.
     Net interest income increased $2,487,000, or 44.41%, to $8,087,000 for the three months ended March 31, 2008 from $5,600,000 for the three months ended March 31, 2007. This was due to an increase in total interest income of $3,010,000, or 27.81%, offset by an increase in total interest expense of $523,000, or 10.01%. The increase in total interest income was primarily attributable to loan growth as a consequence of significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007.
     The following table shows for the three months ended March 31, 2008 and 2007, the average balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest revenue. The table is presented on a tax equivalent basis if applicable.

	Average Consolidated Balance Sheet and Net Interest Analysis on a Fully
	Tax Equivalent Basis
	Three Months Ended March 31,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar Amounts In Thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$716,095	$12,341	6.91%	$450,234	$9,436	8.50%
Mortgage loans held for sale	2,401	33	5.50%	1,208	33	10.95%
Investment securities:
Taxable	65,111	906	5.58%	18,720	256	5.56%
Tax-exempt (2)(3)	21,871	215	5.67%	13,391	133	5.79%
Total investment securities (3)	86,982	1,121	5.68%	32,111	389	5.65%
Federal funds sold	38,196	273	2.86%	74,471	953	5.19%
Restricted equity securities	1,367	14	4.22%	831	13	6.59%
Interest bearing balances with banks	4,752	53	4.41%	30	1	4.09%

Total interest-earning assets	849,793	13,835	6.65%	558,885	10,825	7.90%

Non-interest earning assets
Cash and due from banks	15,768			12,568
Net fixed assets	4,181			2,688
Allowance for loan losses, accrued interest and other assets	2,198			(418)

Total assets	$871,940			$573,723

	Average Consolidated Balance Sheet and Net Interest Analysis on a Fully
	Tax Equivalent Basis
	Three Months Ended March 31,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar Amounts In Thousands)
Liabilities and stockholders equity:
Interest-bearing liabilities:
Interest bearing demand Deposits	$67,486	$346	2.06%	$43,974	$257	3.78%
Savings deposits	376	1	0.99%	157	1	1.46%
Money market accounts	546,495	4,217	3.09%	355,747	4,371	4.98%
Time deposits	99,830	1,158	4.65%	46,483	596	5.20%
Federal funds purchased	0	0	0
Other borrowings	2,858	26	3.13%	0	0	0

Total interest- bearing Liabilities	717,045	5,748	3.21%	446,361	5,225	4.75%

Non-interest liabilities
Non-interest bearing demand deposits	77,859			71,411
Other liabilities	3,411			2,576
Stockholders equity	72,559			53,451
Accumulated other Comprehensive income (loss)	1,066			(76)

Total liabilities and Stockholders equity	$871,940			$573,723

Net interest spread			3.44%			3.15%
Net interest margin			3.81%			3.92%

(1)	Non-accrual loans are included in average loan balances in all years. Loan fees of $298,000 and $330,000 are included in interest income in 2008 and 2007, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(3)	Unrealized gains (losses) of $1,435,000 and ($157,000) are excluded from the yield calculation in 2008 and 2007, respectively.
     The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Change in Interest Income and Expense on a Tax-Equivalent Basis
	Three Months Ended March 31, 2008
	Compared to Three Months Ended March 31, 2007
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans, net of unearned income	$5,572	(2,667)	2,905
Investment securities:
Taxable	635	15	650
Tax-exempt	84	(2)	82
Federal funds sold	(464)	(216)	(680)
Restricted equity securities	9	(9)	0
Other earning assets	33	20	53

Total earning assets	$5,869	(2,859)	3,010

Interest-bearing liabilities
Interest-bearing demand deposits	$137	(48)	89
Savings deposits	1	(1)	0
Money market accounts	2,344	(2,499)	(155)
Time deposits	685	(122)	563
Other borrowings	26	0	26

Total interest-bearing liabilities	$3,193	(2,670)	523

Increase in net interest income	$2,676	(189)	2,487

Provision for Loan Losses
     The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. These processes, and the assigned risk grades, and the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) Statement No. 114 to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

     The provision for loan losses was $1,383,000 for the three months ended March 31, 2008, an increase of $740,000 in comparison to $643,000 in 2007. Our management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as we continue to grow. While nonperforming loans decreased to $2,683,000, or 0.36%, of total loans at March 31, 2008 from $4,284,000 or 0.66%, of total loans at December 31, 2007, impaired loans increased to $13,502,000 or 1.79%, of total loans at March 31, 2008 compared to $11,612,000, or 1.72% of total loans at December 31, 2007. The allowance for loan losses totaled $8,852,000, or 1.17%, of loans, net of unearned income, at March 31, 2008, compared to $7,732,000, or 1.15%, of loans, net of unearned income, at December 31, 2007.
Noninterest Income
     Noninterest income increased $281,000, or 106.84%, to $544,000 for the three months ended March 31, 2008 from $263,000 for the three months ended March 31, 2007. This increase is due to our significant growth in deposits and lending fees.
     Income from mortgage banking operations for the three months ended March 31, 2008 was $210,000, an increase of $102,000 or 94.44% from $108,000 for the three months ended March 31, 2007. The increase is due to increased origination activity in 2008. Income from customer service charges and fees for the three months ended March 31, 2008 increased $143,000, or 126.55%, to $256,000 from $113,000 for the three months ended March 31, 2007. The increase is primarily due to a gain of transaction accounts from 2007 to 2008. Our management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Merchant service fees were $94,000 for the three months ended March 31, 2008 an increase of $65,000 or 224.14% compared to $29,000 for the three months ended March 31, 2007. This increase is due primarily to our active solicitation of credit card business in our market areas.
Noninterest Expense
   Noninterest expense increased $1,925,000, or 66.27%, to $4,830,000 for the three months ended March 31, 2008 from $2,905,000 for the three months ended March 31, 2007, primarily due to our continued growth and expansion which has resulted in the addition of personnel and the opening of new offices in Montgomery and our reorganization into a holding company. Salaries and employee benefits increased $960,000, or 51.45%, to $2,826,000 for the three months ended March 31, 2008, compared to $1,866,000 in 2007. These increases are primarily the result of our increased employee base to 120 employees at March 31, 2008 from 84 at March 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities. If rates are rising, and the level of rate sensitive liabilities exceeds the level of rate sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate sensitive liabilities is greater than the level of rate sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace, in other words, short term rates may be rising while longer term rates remain stable. In addition, different types of rate sensitive assets and rate sensitive liabilities react differently to changes in rates.

     To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall, or remain the same. Our asset liability committee develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next twelve months. The asset liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to our board of directors.
     The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of March 31, 2008, our gap was within such ranges.
     The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. At March 31, 2008, the percent change at plus or minus 200 basis points is well within that range at (7.26%) and 8.94% respectively.
     The chart below identifies the EVE impact of a shift in rates of 100 and 200 basis points in either direction.

	Economic Value of Equity Under Rate Shock
	At March 31, 2008
	-200bps	-100bps	0bps	+100bps	+200bps
	(Dollars in Thousands)
Economic value of equity	68,287	71,235	74,327	78,306	81,768
Actual dollar change	(6,040)	(3,092)		3,979	7,441
Percent change	(7.26)%	(3.72)%		4.78%	8.94%
     The one year gap ratio of (11) % indicates that we would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would decline in a falling rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

     The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. Our asset liability committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet and conducts a quarterly analysis of the rate sensitivity position. The results of the analysis are reported to our board of directors.
ITEM 4. CONTROLS AND PROCEDURES
     CEO and CFO Certification. Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). The Certifications are required to be made by Rule 13a-14 under the Securities Exchange Act of 1934, as amended. This item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2008. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
     There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     While we are a party to various legal proceedings arising in the ordinary course of business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially adversely affect our business, financial condition or results of operations. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of the pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.
ITEM 1A. RISK FACTORS
     Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Report on Form 10, as amended, for the year ended December 31, 2007, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Form 10. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities by ServisFirst Bancshares, Inc. during the first quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 27, 2008, we held our annual meeting of stockholders, at which the following actions were taken:
     1. Our stockholders voted as follows to elect the following persons as directors, each to hold office until our next annual meeting of shareholders:

NAME	FOR	WITHHELD
Stanley M. Brock	3,186,808	6,000

Thomas A. Broughton III	3,186,808	6,000

J. Richard Cashio	3,186,808	6,000

James J. Filler	3,186,808	6,000

Michael D. Fuller	3,186,808	6,000

Hatton C. V. Smith	3,186,808	6,000

     2. Our stockholders voted to amend out certificate of incorporation to reduce our total authorized capital stock from 105 million shares to 16 million shares, comprising 15 million shares of common stock, par value $.001 per share and one million shares of preferred stock, par value $.001 per share.
     3. Our stockholders voted to ratify the appointment of Mauldin & Jenkins, LLC, an independent registered accounting firm, as our independent auditor for the fiscal year ended December 31, 2008.

FOR	AGAINST	ABSTAIN
3,182,108	6,700	4,000
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a)	Exhibit:
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).

32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.
Date: May 27, 2008	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: May 27, 2008	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer