Form 10-Q
period 2008-06-30
ServisFirst Bancshares, Inc.
filed 2008-08-05
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______
Commission file number 000-53149
SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0734029 (I.R.S. Employer Identification No.)
(205) 949-0302
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 1, 2008
Common stock, $.001 par value	5,113,482

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)
Cash and due from banks	$26,994	$15,756
Interest bearing balances due from depository institutions	55	34,068
Federal funds sold	72	16,598

Cash and cash equivalents	27,121	66,422
Securities available for sale	91,773	87,233
Restricted equity securities	2,658	1,202
Mortgage loans held for sale	3,869	2,463
Loans	836,520	675,281
Less allowance for loan losses	(9,438)	(7,732)

Loans, net	827,082	667,549
Premises and equipment, net	3,965	4,176
Accrued interest and dividends receivable	3,979	3,949
Deferred tax assets	3,566	2,432
Other real estate owned	8,202	1,623
Other assets	895	1,201

Total assets	$973,110	$838,250

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$97,066	$85,018
Interest-bearing	750,359	677,665

Total deposits	847,425	762,683
Federal funds purchased	26,302	—
Other borrowings	20,320	73
Accrued interest payable	1,336	782
Other liabilities	2,857	2,465

Total liabilities	898,240	766,003

Stockholders’ equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,113,482 shares issued and outstanding	5	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding.	—	—
Additional paid-in capital	63,479	63,159
Retained earnings	11,402	8,082
Accumulated other comprehensive income (loss)	(16)	1,001

Total stockholders’ equity	74,870	72,247

Total liabilities and stockholders’ equity	$973,110	$838,250

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$11,938	$10,435	$24,312	$19,904
Taxable securities	975	394	1,881	650
Nontaxable securities	229	159	444	292
Federal funds sold	164	1,140	437	2,093
Other interest and dividends	35	2	102	16

Total interest income	13,341	12,130	27,176	22,955

Interest expense:
Deposits	4,457	6,133	10,179	11,359
Borrowed funds	190	—	216	—

Total interest expense	4,647	6,133	10,395	11,359

Net interest income	8,694	5,997	16,781	11,596
Provision for loan losses	2,137	816	3,519	1,460

Net interest income after provision for loan losses	6,557	5,181	13,262	10,136

Noninterest income:
Service charges on deposit accounts	290	104	546	217
Other operating income	405	198	692	348

Total noninterest income	695	302	1,238	565

Noninterest expense:
Salaries and employee benefits	2,400	2,116	5,227	3,982
Equipment and occupancy	522	375	1,053	710
Professional services	259	129	575	230
Other operating expense	1,349	783	2,505	1,385

Total noninterest expense	4,530	3,403	9,360	6,307

Income before income taxes	2,722	2,080	5,140	4,394
Provision for income taxes	972	783	1,820	1,590

Net income	$1,750	$1,297	$3,320	$2,804

Basic earnings per share	$0.34	$0.29	$0.65	$0.63
Diluted earnings per share	$0.33	$0.29	$0.63	$0.62
See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,750	$1,297	$3,320	$2,804

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period from securities available for sale, net of tax (benefit) of $(818) and $(466) for the three and six months ended June 30, 2008, respectively, and $388 and $369 for the three months ended June 30, 2008, respectively	(1,592)	753	(905)	716

Unrealized gains(losses) arising during the period from derivative, net of tax (benefit) of $35 for the six months ended June 30, 2008, and $18 and $26 for the three and six months ended June 30, 2007, respectively	—	24	68	42

Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $46 and $92 for the three and six months ended June 30, 2008, respectively	(90)	—	(180)	—

Other comprehensive income (loss)	(1,682)	777	(1,017)	758

Comprehensive income	$68	2,074	2,303	3,562

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2007	$5	$63,159	$8,082	$1,001	$72,247
Other comprehensive loss	—	—	—	(1,017)	(1,017)
Stock based compensation expense	—	320	—	—	320
Net income	—	—	3,320	—	3,320

Balance June 30, 2008	$5	$ 63,479	$ 11,402	$ (16)	$ 74,870

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(In Thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$3,320	$2,804
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(623)	(1,415)
Provision for loan losses	3,519	1,460
Depreciation and amortization	450	275
Net amortization (accretion) of investments	(174)	(58)
Amortized gain on derivative	272	—
Increase in accrued interest and dividends receivable	(30)	(362)
Stock compensation expense	320	257
Increase in accrued interest payable	554	149
Proceeds from sale of mortgages held for sale	(45,669)	(22,452)
Originations of mortgages held for sale	44,263	22,195
(Gain) loss on sale of other real estate	97	(15)
Net change in other operating activities	(335)	(180)

Net cash provided by operating activities	5,965	2,656

INVESTING ACTIVITIES
Purchases of securities available for sale	(10,956)	(26,829)
Proceeds from maturities/calls, pay downs of securities available for sale	5,220	3,663
Increase in loans	(170,097)	(86,990)
Purchase of premises and equipment	(239)	(1,027)
Purchase of restricted equity securities	(1,457)	(396)
Proceeds from sale of other real estate	972	276

Net cash used in investing activities	(176,557)	(111,303)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	12,048	19,398
Net increase in interest bearing deposits	72,694	152,153
Net increase in federal funds purchased	26,302	—
Proceeds from other borrowings	20,247	—

Net cash provided by financing activities	131,291	171,551

Net increase (decrease) in cash and cash equivalents	(39,301)	62,904

Cash and cash equivalents at beginning of period	66,422	53,335

Cash and cash equivalents at end of period	$27,121	$116,239

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 1 GENERAL
The accompanying condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s registration statement on Form 10 effective on May 27, 2008.
All reported amounts are in thousands except share and per share data.
NOTE 2 CASH AND CASH FLOWS
Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the six months ended June 30, 2008 and 2007, respectively.

	Six Months Ended
	June 30,
	2008	2007
	(In Thousands)
Interest paid	$9,836	$11,211
Income taxes paid	$2,560	$2,585
Transfers of loans to other real estate	$6,857	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, Except Share and Per Share Amounts)
Weighted average common shares outstanding	5,113,482	4,463,606	5,113,482	4,463,606
Net income	$1,750	$1,297	$3,320	$2,804
Basic earnings per common share	$0.34	$0.29	$0.65	$0.63

Weighted average common shares outstanding	5,113,482	4,463,606	5,113,482	4,463,606
Dilutive effects of assumed conversions and exercises of stock options and warrants	176,611	37,744	174,435	25,842

Weighted average common and dilutive potential common shares outstanding	5,290,093	4,501,351	5,287,917	4,489,449

Net income	$1,750	$1,297	$3,320	$2,804
Diluted earnings per common share	$0.33	$0.29	$0.63	$0.62
NOTE 4 EMPLOYEE AND DIRECTOR BENEFITS
Stock Options
At June 30, 2008, the Company has stock-based compensation plans, which are described below. The compensation cost that has been charged against income for the plan was approximately $159,000 and $320,000 for the three and six months ended June 30, 2008, and $137,000 and $257,000 for the three and six months ended June 30, 2007, respectively. Included in stock-based compensation for 2008 and 2007 is expense recognized related to option and warrants granted in 2005, the fair value of which were determined using a Black-Scholes-Merton valuation model.
Under the Company’s 2005 Amended and Restated Stock Option Plan (the “Plan”), there are 1,025,000 shares authorized for issuance. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30,
	2008	2007
Expected volatility	20.00%	20.00%
Expected dividends	.50%	.50%
Expected term in years	7 years	7 years
Risk-free rate	2.93%	4.56%
The following table summarizes stock option activity during the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Outstanding January 1, 2008	712,500	$13.12	8.43	$4,905
Granted	13,500	20.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2008	726,000	$13.24	7.99	4,905

Exercisable at June 30, 2008	42,000	$10.24	6.98	$410

There were no stock options issued during the three months ended June 30, 2008.
Stock Warrants
In recognition of the efforts and financial risks undertaken by the Bank’s organizers in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at June 30, 2008 and 2007 was 60,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock warrants granted in 2005 was estimated on the date of grant using a Black-Scholes-Merton valuation model using the assumptions noted in the following table.

Year Ended
December 31,
2005
Expected volatility	20.00%
Expected dividends	0.00%
Expected term (in years)	3 years
Risk-free rate	3.69%
There were no stock warrants granted, exercised, or forfeited during the six months ended June 30, 2008. A total of 20,000 stock warrants became exercisable during the three months ended June 30, 2008.
NOTE 5 ADOPTION OF NEW ACCOUNTING INTERPRETATIONS
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other financial accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and financial liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and financial liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 will not impact our financial statements.
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
NOTE 7 FAIR VALUE MEASUREMENT
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of June 30, 2008:

Fair Value Measurement at June 30, 2008
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollar amounts in thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities (1)	$—	$91,773	—	$91,773

Assets measured on a Nonrecurring Basis:
Impaired loans	—	—	10,125	$10,125

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and financial liabilities that had not been previously carried at fair value. Therefore, certain financial assets and financial liabilities not carried at fair value, such as the Company’s investment in the Federal Home Loan Bank are still reported at their carrying values.
During the first and second quarter of 2008 the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans). Approximately $491,000 of losses related to loans were recognized as specific allocations to the allowance for loan losses in the six months ended June 30, 2008, including $433,000 in the three months ended June 30, 2008.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2008 and June 30, 2007.
Forward Looking Statements
We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements in this Form 10-Q that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements are made based upon our management’s belief as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines changes in the loan portfolio and our deposit base; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.
Business
We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, we operate seven full service banking offices located in Jefferson, Shelby, Madison and Montgomery counties in the metropolitan statistical areas (hereinafter, and more commonly, referred to as MSAs) of Birmingham-Hoover, Huntsville and Montgomery, Alabama.
We were originally incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of ServisFirst Bank, an Alabama banking corporation (separately referred to herein as the “Bank”), that was formed on April 28, 2005 and commenced operations on May 2, 2005. On November 29, 2007, we became the sole shareholder of the Bank by virtue of a plan of reorganization and agreement of merger pursuant to which a wholly-owned subsidiary formed for the purpose of the reorganization was merged with and into the Bank with the Bank surviving and each shareholder of the Bank exchanging their shares of the Bank’s common stock for an equal number of shares of our common stock.
We were organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions, the provision of additional banking-related services which the traditional commercial bank may not provide under present laws and additional financing alternatives such as the issuance of trust preferred securities. We have no present plans to acquire any operating subsidiaries in addition to the Bank, but we may make acquisitions in the future if we deem them to be in the best interest of our stockholders. Any such acquisitions would be subject to applicable regulatory approvals and requirements. However, we do plan to issue trust preferred securities for the purpose of increasing our capital base if and when we deem market conditions to be acceptable.
We are headquartered at 3300 Cahaba Road, Suite 300, Birmingham, Alabama 35223 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County) and two offices in the Montgomery, Alabama MSA (Montgomery County) which constitute our primary service areas. We also serve certain adjacent areas to our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.
Overview
As of June 30, 2008, the Company had total consolidated assets of $973,110,000 an increase of $134,860,000 or 16.09% over the $838,250,000 reported at December 31, 2007. Total loans were $836,520,000 at June 30, 2008, a $161,239,000 or 23.88% increase over the $675,281,000 at December 31, 2007. Total deposits were $847,425,000 at June 30, 2008, an increase of $84,742,000 or 11.11% over the $762,683,000 at December 31, 2007. The increase in loans and deposits was from organic growth in existing branches in Birmingham and Huntsville, Alabama, and our expansion into the Montgomery, Alabama market beginning in 2007.
Net income for the quarter ended June 30, 2008 was $1,750,000 an increase of $453,000 or 34.93% compared to the $1,297,000 for the quarter ended June 30, 2007. Basic earnings per common share were $0.34 for the three months ended June 30, 2008 compared with $0.29 for the same period in 2007.
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

Financial Condition
Investment Securities
Investment securities available for sale totaled $91,773,000 at June 30, 2008, and $87,233,000 at December 31, 2007. The investment portfolio at June 30, 2008, and December 31, 2007 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
		(In Thousands)
As of June 30, 2008:
Securities available for sale:
Mortgage backed securities	$59,650	$140	$(444)	$59,346
State and municipal securities	26,727	280	(132)	26,875
Corporate bonds	5,964	—	(412)	5,552

Total	$92,341	$420	$(988)	$91,773

As of December 31, 2007:
Securities available for sale:
Mortgage backed securities	$62,162	$471	$(30)	$62,603
State and municipal securities	24,271	374	(15)	24,630

Total	$86,433	$845	$(45)	$87,233

In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.
The following table shows the amortized cost of the Company’s investment securities by their stated maturity at June 30, 2008.

	Less than	One year	Five years
	one	to five	to ten	More than
	year	years	years	ten years	Total
	(In Thousands)
As of June 30, 2008
Mortgage backed securities	$—	$28,301	$26,754	$4,595	$59,650
State and municipal securities	—	1,564	13,282	11,881	26,727
Corporate bonds		—	4,034	1,930	5,964

Total	$—	$29,865	$44,070	$18,406	$92,341

All securities held are traded in liquid markets. As of June 30, 2008, we owned certain restricted securities from the Federal Home Loan Bank with an aggregate book value and market value of $2,408,000 and First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The bank’s investment portfolio consists of mortgage-backed pass-thru securities, tax exempt securities and corporate bonds. The bank does not invest in collateral debt obligations (CDO’s). All tax exempt securities are issued by municipalities within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The June 30, 2008 total investment portfolio has a combined average credit rating of AA+.
At June 30, 2008, we had $72,000 in federal funds sold, compared with $16,598,000 at December 31, 2007. The decrease in 2008 is due to the strong loan demand in the first half of 2008.
Loans
We had total loans of $836,520,000 at June 30, 2008 compared to $675,281,000 at December 31, 2007, an increase of $161,239,000 or 23.88%. At June 30, 2008, 63.90% of our loans were in our Birmingham offices, 25.89% in our Huntsville offices, and 10.21% in our Montgomery offices. The following table details our loans at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Commercial, financial and agricultural	$260,763	$219,684
Real estate — construction	223,377	195,238
Real estate — mortgage:
Owner occupied	128,466	89,014
1-4 family	99,630	64,325
Other	93,890	83,663

Total real estate mortgage	321,986	237,002
Consumer	30,394	23,357

Total loans	836,520	675,281
Less allowance for loan losses	(9,438)	(7,732)

Net loans	$827,082	$667,549

Asset Quality
The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at June 30, 2008.
The company has allocated 46.92% of the total loan loss reserve to real estate construction loans at June 30, 2008. Management is very aggressive with its portfolio monitoring to identify and deteriorating loans, act quickly to attempt workout, or, if need be, foreclose and write down the assets. Disposing of these assets quickly while limiting losses is our top priority to minimize the impact on capital.

The following table presents a summary of changes in the allowances for loan losses for the six months ended June 30, 2008 and 2007, respectively. The largest balance of our charge-offs are on real estate construction loans. Real estate construction loans represent 26.70% of our loan portfolio. Real estate construction charge offs were $1,469,000 in the second quarter of 2008.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(In Thousands)
Allowance for loan losses at beginning of period	$8,852	$6,038	$7,732	$5,418

Charge-offs
Commercial, financial and agricultural	—	(23)	(1)	(43)
Real estate — construction	(1,469)	—	(1,748)	—
Real estate — mortgage		—	—	—
Owner occupied	—	—	—	—
1-4 family	(77)	—	(77)	—
Other	—	—	—	—
Total real estate mortgage	—	—	(77)	—
Consumer	(5)	(6)	(6)	(10)

Total charge-offs	(1,551)	(29)	(1,832)	(53)

Recoveries
Commercial, financial and industrial	—	—	19	—
Real estate — construction	—	—	—	—
Real estate — mortgage	—	—	—	—
Owner occupied	—	—	—	—
1-4 family	—	—	—	—
Other	—	—	—	—
Total real estate mortgage	—	—	—	—
Consumer	—	—	—	—

Total recoveries	—	—	19	—

Net charge-offs	(1,551)	(29)	(1,813)	(53)

Provision for loan losses charged to expense	2,137	816	3,519	1,460

Allowance for loan losses at end of period	$9,438	$6,825	$9,438	$6,825

As a percentage of year to date average loans:
Annualized charge-offs	0.79%	0.02%	0.48%	0.02%
Annualized provision for loan losses	1.08%	0.66%	0.94%	0.62%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	June 30,				December 31,
	2008		2007		2007
		Percentage of		Percentage of		Percentage of
		loans in each		loans in each		loans in each
		category of		category of		category of
	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$970	31.17%	$1,391	35.84%	$1,714	32.53%
Real estate — construction	4,428	26.70%	4,434	35.00%	3,487	28.91%
Real estate — mortgage	1,139	38.49%	191	26.27%	340	35.10%
Consumer	33	3.64%	199	2.89%	12	3.46%
Other	2,868	—	610	—	2,179	—

Total	$9,438	100.00%	$6,825	100.00%	$7,732	100.00%

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
We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of June 30, 2008, our impaired loans, inclusive of non-accrual loans, totaled $10,125,000, and had associated reserves of approximately $1,861,000. This compares to impaired loans and associated reserves of $11,612,000 and $1,370,000, respectively at December 31, 2007. A loan is considered impaired when it is probable, based on current information and events; the company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependant. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.
Non-performing assets, comprised of non-accrual loans, loans ninety days or more past due and still accruing, and other real estate owned totaled $13,195,000 at June 30, 2008, compared to $6,094,000 at December 31, 2007. Non-accrual loans were $3,218,000 at June 30, 2008, a decrease of $1,066,000 from non-accrual loans of $4,284,000 at December 31, 2007. Loans ninety days past due and still accruing totaled $1,775,000 at June 30, 2008, compared to $187,000 at December 31, 2007. Other real estate owned totaled $8,202,000 as of June 30, 2008, compared to $1,623,000 at December 31, 2007.
A summary of nonperforming assets as of June 30, 2008, June 30, 2007 and December 31, 2007 follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)
Non-accrual loans	$3,218	4,284	2,484
Loans 90 days or more past due and still accruing	1,775	187	6
All other real estate owned	8,202	1,623	371

Total non-performing assets	$13,195	6,094	2,861

The decrease to our non-accrual loans during the first half of 2008 is the net result of transfers to OREO.
Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is for charged off. Once the property is in OREO sales efforts begin.
Based on the change in economic conditions, in particular the slow down in the residential construction industry, non performing assets could increase due to the inability of customers to service their debt.
Deposits
Total deposits increased $84,742,000 or 11.11% to $847,425,000 at June 30, 2008 compared to $762,683,000 reported at December 31, 2007. The company experienced good deposit growth in the first half of 2008 as a result of our expansion into the Montgomery market in 2007 and expanded customer relationships in the Birmingham and Huntsville markets. We anticipate that deposit growth will closely match future loan demand in the second half of 2008. Management is reviewing the rate structure of their current deposit products and is making the necessary adjustments to further increase deposit growth, such as increasing certificate of deposit rates and expanding current deposit relationships through the efforts of our officers.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax Equivalent Basis” under the sub heading “Net Interest Income”
Other Borrowings
As of June 30, 2008, we had borrowed $320,000 under a $500,000 line of credit with a regional bank. The note is unsecured. The note is due in October 2008 and the interest rate varies at the lender’s base commercial lending rate. The interest rate at June 30, 2008 was 5.00%.
On March 19, 2008 we borrowed $20,000,000 from the Federal Home Loan Bank of Atlanta, of which $10,000,000 bears interest at 2.995%, and is payable on March 19, 2012, and $10,000,000 bears interest at 3.275%, and is payable on March 19, 2013.

Federal funds purchased were $26,302,000 at June 30, 2008. Management believes that fed funds purchased will decrease in the second half of 2008 based on deposit growth resulting from increases in deposit rates along with the funds generated by a potential trust preferred offering.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At June 30, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $118,894,000. Additionally, our subsidiary bank had additional borrowing availability of approximately $52 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $105 million at the Federal Home Loan Bank of Atlanta to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
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
The following table reflects the contractual maturities of our term liabilities as of June 30, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	(In Thousands)
		Less than	1-3	4-5	More than
Contractual Obligations (1)	Total	1 Year	Years	Years	5 Years
Deposits without a stated maturity	$702,834	702,834	—	—	—
Certificates of deposit (2)	$144,591	132,620	8,883	3,088	—
FHLB borrowings	$20,000	—	—	20,000	—
Federal funds purchased	$26,302	26,302	—	—	—
Other borrowings	$320	320	—	—	—
Operating lease commitments	$5,971	915	1,509	1,085	2,462

Total	$900,018	862,991	10,392	24,173	2,462

(1)	Excludes interest

(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
Capital Adequacy
     As of June 30, 2008, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2008. Furthermore, the Alabama Banking Department has required that we maintain a leverage ratio of 8% for the first three years of our operations until May 2, 2008 and 7% thereafter.
     The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by us for the first three years of our operations and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2008, December 31, 2007, and June 30, 2007.

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
			Adequacy	Action
	Actual		Purposes	Provisions
	ServisFirst	ServisFirst
	Bancshares	Bank

June 30, 2008
Total Capital to Risk Weighted Assets	10.00%	10.03%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	8.88%	8.91%	4.00%	6.00%
Tier 1 Capital to Average Assets	7.92%	7.94%	4.00%	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets	11.22%	11.22%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	10.12%	10.12%	4.00%	6.00%
Tier 1 Capital to Average Assets	8.40%	8.40%	4.00%	5.00%

June 30, 2007
Total Capital to Risk Weighted Assets	N/A	10.91%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	N/A	9.72%	4.00%	6.00%
Tier 1 Capital to Average Assets	N/A	8.55%	4.00%	5.00%
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
Financial instruments whose contract amounts represent credit risk at June 30, 2008:

(In Thousands)
Commitments to extend credit beyond current fundings	$285,394
Credit card arrangements	8,270
Standby letters of credit and financial guarantees	26,026

Total	$319,690

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
Derivatives
Prior to 2008 we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. In our management’s opinion, market conditions were appropriate and the interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. A gain of $136,000 and $272,000 was recognized in interest income for the three and six months ended June 30, 2008.
Net Income
Net income for the three months ended June 30, 2008 was $1,750,000, compared to net income of $1,297,000 for the three months ended June 30, 2007. Net income for the six months ended June 30, 2008 was $3,320,000, compared to net income of $2,804,000 for the six months ended June 30, 2007. The increases in net income are primarily attributable to a significant increase in net interest income due to significant growth of our deposits and loan portfolio resulting from significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007. These positive effects were partially offset by increases in the provision for loan losses, to $2,137,000 from $816,000 for the three months ended June 30, 2008, and 2007 respectively, and to $3,519,000 from $1,460,000 for the six months ended June 30, 2008 and 2007, respectively, and increases in non-interest expense, to $4,530,000 from $3,403,000 for the three months ended June 30, 2008 and 2007, respectively, and to $9,360,000 from $6,307,000 for the six months ended June 30, 2008 and 2007 respectively. The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth. Basic and diluted net income per common share were $0.34 and $0.33, respectively, for the three months ended June 30, 2008, compared to $0.29 per common share for both basic and diluted for the three months ended June 30, 2007. Basic and diluted net income per common share were $0.65 and $0.63, respectively, for the six months ended June 30, 2008, compared to $0.63 and $0.62 per common share for basic and diluted for the six months ended June 30, 2007. Return on average assets for the three months ended June 30, 2008 was 0.74%, compared to 0.80% in 2007, and return on average stockholders’ equity was 9.31% for the three months ended June 30, 2008, compared to 9.51% in 2007.
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
Net interest income increased $2,697,000, or 44.97%, to $8,694,000 for the three months ended June 30, 2008 from $5,997,000 for the three months ended June 30, 2007. This was due to an increase in total interest income of $1,211,000, or 9.98%, plus a decrease in total interest expense of $1,486,000 or 24.23%. Net interest income increased $5,185,000, or 44.71%, to $16,781,000 for the six months ended June 30, 2008 from $11,596,000 for the six months ended June 30, 2007. This was due to an increase in total interest income of $4,221,000, or 18.39%, plus a decrease in total interest expense of $964,000, or 8.49%. The increase in total interest income was primarily attributable to loan growth as a consequence of significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007.
The following table shows for the three and six months ended June 30, 2008 and 2007, the average balances of each principal category of our assets, liabilities and stockholders’ equity,

and an analysis of net interest revenue. The table is presented on a tax equivalent basis if applicable.

	Average Consolidated Balance Sheet and Net Interest Analysis on a Fully Tax Equivalent Basis
	Three Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar Amounts In Thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$791,383	11,896	6.03%	494,836	10,409	8.44%
Mortgage loans held for sale	2,871	42	5.87%	1,758	26	5.93%
Investment securities:
Taxable	68,930	975	5.66%	28,583	394	5.51%
Tax-exempt(2)(3)	23,342	329	5.64%	16,198	229	5.65%

Total investment securities(3)	92,272	1,304	5.65%	44,781	623	5.56%

Federal funds sold	30,353	164	2.16%	87,855	1,140	5.19%
Restricted equity securities	2,659	34	5.28%	1,201	2	0.67%
Interest bearing balances with banks	37	1	5.42%	35	—	—

Total interest-earning assets	919,575	13,441	5.86%	630,466	12,200	7.76%

Non-interest earning assets
Cash and due from banks	17,167			13,527
Net fixed assets	3,972			3,085
Allowance for loan losses, accrued interest and other assets	5,105			(562)

Total assets	$945,819			646,516

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest bearing demand deposits	$95,781	367	1.54%	36,186	263	2.92%
Savings deposits	431	1	0.52%	243	1	1.65%
Money market accounts	524,806	2,655	2.03%	418,868	5,219	5.00%
Time deposits	135,300	1,434	4.25%	50,799	650	5.13%
Federal funds purchased	5,041	30	2.39%	—	—	—
Other borrowed funds	20,250	160	3.17%	—	—	—

Total interest-bearing liabilities	781,609	4,647	2.38%	506,096	6,133	4.86%

Non-interest liabilities
Non-interest bearing demand deposits	86,019			82,910
Other liabilities	2,611			2,803
Stockholders’ equity	75,580			54,707

Total liabilities and stockholders’ equity	$945,819			646,516

Net interest spread			3.48%			2.90%
Net interest margin			3.84%			3.82%

(1)	Non-accrual loans are included in average loan balances in all years. Loan fees of $319,000 and $353,000 are included in interest income in 2008 and 2007, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(3)	Unrealized gains (losses) of $1,753,000 and ($263,000) are excluded from the yield calculation in 2008 and 2007, respectively.

	Average Consolidated Balance Sheet and Net Interest Analysis on a Fully Tax Equivalent Basis
	Six Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar Amounts In Thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$753,739	24,238	6.45%	472,658	19,845	8.42%
Mortgage loans held for sale	2,636	74	5.66%	1,484	59	8.01%
Investment securities:
Taxable	67,021	1,881	5.61%	23,679	650	5.49%
Tax-exempt (2)(3)	22,607	639	5.64%	14,802	420	5.68%

Total investment securities (3)	89,628	2,520	5.62%	38,481	1,070	5.51%

Federal funds sold	34,274	437	2.55%	81,200	2,093	5.15%
Restricted equity securities	2,013	49	4.93%	1,018	15	3.00%
Interest bearing balances with banks	2,395	53	4.41%	33	1	2.92%

Total interest-earning assets	884,685	27,371	6.20%	594,874	23,083	7.78%

Non-interest earning assets
Cash and due from banks	16,448			13,049
Net fixed assets	4,076			2,888
Allowance for loan losses, accrued interest and other assets	3,555			(490)

Total assets	$908,764			610,321

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest bearing demand deposits	$81,633	714	1.76%	40,059	520	2.62%
Savings deposits	404	1	0.74%	200	2	1.53%
Money market accounts	535,651	6,872	2.57%	387,482	9,591	4.96%
Time deposits	117,565	2,592	4.42%	48,653	1246	5.14%
Federal funds purchased	2,521	30	2.39%	0	0	0.00%
Other borrowings	11,319	186	3.30%	0	0	0.00%

Total interest-bearing liabilities	749,093	10,395	2.78%	476,394	11,359	4.78%

Non-interest liabilities
Non-interest bearing demand deposits	81,939			77,192
Other liabilities	3,129			2,690
Stockholders’ equity	74,603			54,045

Total liabilities and stockholders’ equity	$908,764			610,321

Net interest spread			3.42%			3.00%
Net interest margin			3.77%			3.94%

(1)	Non-accrual loans are included in average loan balances in all years. Loan fees of $617,000 and $683,000 are included in interest income in 2008 and 2007, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(4)	Unrealized gains (losses) of $1,594,000 and ($211,000) are excluded from the yield calculation in 2008 and 2007, respectively.

Provision for Loan Losses
The provision expense for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. These processes, and the assigned risk grades, and the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) Statement No. 114 to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.
The provision for loan losses was $3,519,000 for the six months ended June 30, 2008, an increase of $2,059,000 in comparison to $1,460,000 in 2007. Our management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as we continue to grow. Nonperforming loans increased to $4,993,000, or 0.60%, of total loans at June 30, 2008 from $4,471,000 or 0.66%, of total loans at December 31, 2007, and impaired loans decreased to $10,125,000 or 1.21%, of total loans at June 30, 2008 compared to $11,612,000, or 1.72% of total loans at December 31, 2007. The allowance for loan losses totaled $9,438,000, or 1.13%, of loans, net of unearned income, at June 30, 2008, compared to $7,732,000, or 1.15%, of loans, net of unearned income, at December 31, 2007.

Noninterest Income
     Noninterest income totaled $695,000 for the three months ended June 30, 2008, an increase of $393,000, or 130.13% compared to the same period in 2007. For the six months ended June 30, 2008, noninterest income totaled $1,238,000, an increase of $673,000, or 119.12% compared to the same period in 2007.
Income from mortgage banking operations for the three months ended June 30, 2008 was $306,000, an increase of $199,000 or 185.98% from $107,000 for the three months ended June 30, 2007. Income from mortgage banking operations for the six months ended June 30, 2008 was $516,000, an increase of $245,000 or 90.41% from $271,000 for the six months ended June 30, 2007. These increases are due to increased origination activity in 2008. Income from customer service charges and fees for the three months ended June 30, 2008 increased $186,000, or 178.85% , to $290,000 from $104,000 for the three months ended June 30, 2007. Income from customer service charges and fees for the six months ended June 30, 2008 increased $329,000, or 151.61%, to $546,000 from $217,000 for the six months ended June, 2007. The increase is primarily due to a gain of transaction accounts from 2007 to 2008. Merchant service fees were $116,000 for the three months ended June 30, 2008 an increase of $87,000 or 300.00% compared to $29,000 for the three months ended June 30, 2007. Merchant service fees were $210,000 for the six months ended June 30, 2008 an increase of $143,000 or 213.43% compared to $67,000 for the six months ended June 30, 2007.
Noninterest Expense
Noninterest expense totaled $4,530,000 for the three months ended June 30, 2008, an increase of $1,127,000, or 33.12% compared to the same period in 2007. For the six months ended June 30, 2008, noninterest expense totaled $9,360,000, an increase of $3,053,000, or 48.41% compared to the same period in 2007.
Noninterest expense increased for the three months and six months ended June 30, 2008 over the corresponding periods in 2007 primarily due to our continued growth and expansion which has resulted in the addition of personnel and the opening of new offices in Montgomery and our reorganization into a holding company. Salaries and employee benefits increased $284,000, or 13.42%, to $2,400,000 for the three months ended June 30, 2008, compared to $2,116,000 in 2007. Salaries and employee benefits increased $1,245,000, or 31.27%, to $5,227,000 for the six months ended June 30, 2008, compared to $3,982,000 in 2007. These increases are primarily the result of our increased employee base to 131 employees at June 30, 2008 from 96 at June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of June 30, 2008, our gap was within such ranges.
The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. At June 30, 2008, the percent change at plus or minus 200 basis points is well within that range at 8.97% and (0.37%), respectively.

The chart below identifies the EVE impact of a shift in rates of 100 and 200 basis points in either direction.
Economic Value of Equity Under Rate Shock
At June 30, 2008

	-200bps	-100bps	0bps	+100bps	+200bps
	(Dollars in Thousands)
Economic value of equity	$74,279	74,593	74,870	78,277	81,586

Actual dollar change	$(277)	(591)	0	3,407	6,716

Percent change	(0.37)%	(0.79)%	0.00%	4.55%	8.97%
The EVE rate shock shows that the EVE would increase in a rising rate and decline in a falling rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2008. Based upon the evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We believe that there are no proceedings threatened or pending against us at this time.
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
There were no unregistered sales of equity securities by ServisFirst Bancshares, Inc. during the second quarter of 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibit:
31.01 Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02 Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

SERVISFIRST BANCSHARES, INC.
Date: August 5, 2008	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: August 5, 2008	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer