Form 10-Q
period 2008-09-30
ServisFirst Bancshares, Inc.
filed 2008-10-31
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-53149
SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	26-0734029 (I.R.S. Employer
Incorporation or Organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2008

Common stock, $.001 par value	5,113,482

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$28,434	$15,756
Interest bearing balances due from depository institutions	332	34,068
Federal funds sold	30,022	16,598

Cash and cash equivalents	58,788	66,422
Securities available for sale	90,139	87,233
Restricted equity securities	2,659	1,202
Mortgage loans held for sale	4,060	2,463
Loans	898,826	675,281
Less allowance for loan losses	(10,384)	(7,732)

Loans, net	888,442	667,549
Premises and equipment, net	3,884	4,176
Accrued interest and dividends receivable	4,068	3,949
Deferred tax assets	4,075	2,432
Other real estate owned	8,211	1,623
Other assets	582	1,201

Total assets	$1,064,908	$838,250

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$105,884	$85,018
Interest-bearing	844,854	677,665

Total deposits	950,738	762,683

Other borrowings	20,000	73
Subordinated debentures	15,052	—
Accrued interest payable	1,190	782
Other liabilities	1,170	2,465

Total liabilities	988,150	766,003

Shareholders’ equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,113,482 shares issued and outstanding	5	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; No shares outstanding	—	—
Additional paid-in capital	64,076	63,159
Retained earnings	13,127	8,082
Accumulated other comprehensive income (loss)	(450)	1,001

Total shareholders’ equity	76,758	72,247

Total liabilities and shareholders’ equity	$1,064,908	$838,250

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$12,657	11,673	36,969	31,575
Taxable securities	951	667	2,832	1,317
Nontaxable securities	233	180	677	473
Federal funds sold	12	1,206	449	3,299
Other interest and dividends	28	17	130	32

Total interest income	13,881	13,743	41,057	36,696

Interest expense:
Deposits	4,640	7,099	14,819	18,458
Borrowed funds	364	—	580	—

Total interest expense	5,004	7,099	15,399	18,458

Net interest income	8,877	6,644	25,658	18,238
Provision for loan losses	1,381	1,041	4,900	2,500

Net interest income after provision for loan losses	7,496	5,603	20,758	15,738

Noninterest income:
Service charges on deposit accounts	358	165	904	382
Other operating income	314	222	1,007	570

Total noninterest income	672	387	1,911	952

Noninterest expense:
Salaries and employee benefits	2,684	2,515	7,910	6,497
Equipment and occupancy	546	448	1,598	1,161
Professional services	254	161	829	388
Other operating expense	1,977	910	4,484	2,295

Total noninterest expense	5,461	4,034	14,821	10,341

Income before income taxes	2,707	1,956	7,848	6,349
Provision for income taxes	983	712	2,803	2,301

Net income	$1,724	1,244	5,045	4,048

Basic earnings per share	$.34	.28	.99	.90
Diluted earnings per share	$.32	.28	.95	.90
See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,724	1,244	5,045	4,048

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) arising during the period from securities available for sale, net of tax (benefit) of $(177) and $(643) for the three and nine months ended September 30, 2008, respectively, and $277 and $(89) for the three and nine months ended September 30, 2007, respectively	(344)	537	(1,248)	(173)

Unrealized gains(losses) arising during the period from the derivative, net of tax of $35 for the nine months ended September 30, 2008, and $113 and $59 for the three and nine months ended September 30, 2007, respectively	—	199	67	100

Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $46 and $138 for the three and nine months ended September 30, 2008, respectively	(90)	—	(270)	—

Other comprehensive income (loss)	(434)	736	(1,451)	(73)

Comprehensive income	$1,290	1,980	3,594	3,975

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2007	$5	$63,159	$8,082	$1,001	$72,247

Other comprehensive loss	—	—	—	(1,451)	(1,451)

Stock based compensation expense	—	492	—	—	492

Relative fair value of warrants issued in connection with subordinated debentures	—	425	—	—	425

Net income	—	—	5,045	—	5,045

Balance September 30, 2008	$5	64,076	$13,127	$(450)	$76,758

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(In Thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$5,045	4,048
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(818)	(1,125)
Provision for loan losses	4,900	2,500
Depreciation and amortization	683	441
Net accretion of investments	(248)	(258)
Amortized gain on derivative	408	—
Increase in accrued interest and dividends receivable	(119)	(809)
Stock compensation expense	492	396
Increase in accrued interest payable	408	245
Proceeds from sale of mortgages held for sale	60,553	39,040
Originations of mortgages held for sale	(62,149)	(37,716)
(Gain) loss on sale of other real estate	172	(15)
Net change in other operating activities	(1,774)	(229)

Net cash provided by operating activities	7,553	6,518

INVESTING ACTIVITIES
Purchases of securities available for sale	(11,960)	(65,776)
Proceeds from maturities/calls, pay downs of securities available for sale	7,419	5,190
Increase in loans	(233,285)	(139,776)
Purchase of premises and equipment	(391)	(1,589)
Purchase of restricted equity securities	(1,457)	(397)
Proceeds from sale of other real estate	1,505	276

Net cash used in investing activities	(238,169)	(202,072)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	20,866	35,029
Net increase in interest bearing deposits	167,189	239,448
Repayment of other borrowings	(73)	—
Proceeds from other borrowings	20,000	—
Net proceeds from issuance of trust preferred securities	15,000	—
Proceeds from issuance of common shares, net	—	10,964

Net cash provided by financing activities	222,982	285,441

Net increase (decrease) in cash and cash equivalents	(7,634)	89,887

Cash and cash equivalents at beginning of period	66,422	53,335

Cash and cash equivalents at end of period	$58,788	143,222

See Notes to Unaudited Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 1 GENERAL
The accompanying condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s registration statement on Form 10, as amended, for the year ended December 31, 2007.
All reported amounts are in thousands except share and per share data.
NOTE 2 CASH AND CASH FLOWS
Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the nine months ended September 30, 2008 and 2007, respectively.

	Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
Interest paid	$15,807	18,703
Income taxes paid	$3,561	2,585
Transfers of loans to other real estate	$7,492	967
NOTE 3 EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Share and Per Share Amounts)
Weighted average common shares outstanding	$5,113,482	$4,482,782	$5,113,482	$4,477,930
Net income	$1,724	$1,244	$5,045	$4,048
Basic earnings per common share	$.34	$.28	$.99	$.90

Weighted average common shares outstanding	5,113,482	4,482,782	5,113,482	4,477,930
Dilutive effects of assumed conversions and exercises of stock options and warrants	230,448	11,371	225,011	30,224

Weighted average common and dilutive potential common shares outstanding	5,343,930	4,494,153	5,338,493	4,508,154

Net income	$1,724	$1,244	$5,045	$4,048
Diluted earnings per common share	$.32	$.28	$.95	$.90
NOTE 4 EMPLOYEE AND DIRECTOR BENEFITS
Stock Options
At September 30, 2008, the Company has stock-based compensation plans, which are described below. The compensation cost that has been charged against income for the plan was approximately $172,000 and $492,000 for the three and nine months ended September 30, 2008, and $140,000 and $396,000 for the three and nine months ended September 30, 2007, respectively. Included in stock-based compensation for 2008 and 2007 is expense recognized related to option and warrants granted in 2005, the fair value of which were determined using a Black-Scholes-Merton valuation model.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2008	2007
Expected volatility	21.53%	20.00%
Expected dividends	.50%	.50%
Expected term in years	7 years	7 years
Risk-free rate	2.87%	4.56%
The following table summarizes stock option activity during the nine months ended September 30, 2008:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(years)	(In Thousands)
Outstanding January 1, 2008	712,500	$13.12	8.43	$4,905
Granted	98,500	24.31	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2008	811,000	$14.48	7.97	$8,536

Exercisable at September 30, 2008	61,932	$11.77	7.18	$819

Options for 13,500 shares of the Company’s common stock were granted in the first quarter of 2008 at an exercise price of $20 per share and options for 85,000 shares of the Company’s common stock were granted in the third quarter of 2008 at an exercise price of $25 per share. No options granted during 2008 were exercised as of September 30, 2008.
Stock Warrants
In recognition of the efforts and financial risks undertaken by the Bank’s organizers in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at September 30, 2008 and 2007 was 60,000.
The fair value of each stock warrants granted in 2005 was estimated on the date of grant using a Black-Scholes-Merton valuation model using the assumptions noted in the following table.

Year Ended
December 31,
2005
Expected volatility	20.00%
Expected dividends	0.00%
Expected term (in years)	3 years
Risk-free rate	3.69%
The company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 8 to the financial statements and “Recent Events” above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 ADOPTION OF NEW ACCOUNTING INTERPRETATIONS
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other financial accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and financial liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and financial liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
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
NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS
In September 2008, The Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require disclosure by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the Sec’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Priciples.” FAS 162 will not impact our financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of September 30, 2008:

Fair Value Measurement at September 30, 2008
(Dollar amounts in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets Measured on a Recurring Basis:
Available-for-sale securities (1)	$—	$90,139	—	$90,139

Assets measured on a Nonrecurring Basis:
Impaired loans	—	—	14,293	$14,293

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and financial liabilities that had not been previously carried at fair value. Therefore, certain financial assets and financial liabilities not carried at fair value, such as the Company’s investment in the Federal Home Loan Bank are still reported at their carrying values.
During the first nine months of 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans). For the nine months ended September 30, 2008, $2,325,000 was recognized as specific allocation to the allowance for loan losses, including $770,000 for the three months ended September 30, 2008.
NOTE 8 SUBORDINATED DEFERRABLE INTEREST DEBENTURES
In August 2008, the Company formed a Delaware statutory trust subsidiary, ServisFirst Capital Trust I (the “Trust”), which, on September 2, 2008, issued 15,000 shares of its 8.5% trust preferred securities to “accredited” investors for $15,000,000 or $1,000 per share. The Trust simultaneously issued 463,918 shares of its common securities to the Company for $463,918 or $1.00 per share, which together with the trust preferred securities, constitutes all of the issued and outstanding securities of the Trust. The Trust invested the $15,463,918 of the proceeds from the issuance of the Trust’s trust preferred and common securities in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”) resulting in a net capital injection into the Company of $15,000,000 (the common securities are financially immaterial as their issuance merely represents an investment by the Company into itself in order to establish voting control of the Trust by the Company and to comply with certain tax regulations). The Debenture bears a fixed rate of interest at 8.5% per annum and will be subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company will not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
immediately preceding, unless approved by a majority of the holders of the outstanding trust preferred securities. Interest is payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008.
Holders of the trust preferred securities are entitled to receive distributions accruing from the original date of issuance. The distributions are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008. The distributions accrue at an annual fixed rate of 8.5%. Payments of distributions on the trust preferred securities will be deferred in the event interest payments on the Debenture are deferred, which may occur at any time and from time to time, for up to 20 consecutive quarterly periods. During any deferral period, the Company may not pay dividends or make certain other distributions or payments as provided for in the Indenture. If payments are deferred, holders accumulate additional distributions thereon at 8.5%, compounded quarterly, to the extent permitted by law.
The Company guarantees the payment of the distributions on the trust preferred securities under a Guarantee Agreement (the “Guarantee”), but only to the extent the Trust has funds legally and immediately available to make such distributions. The obligations under the Guarantee will be subordinate and junior in right of payment to all other of the Company’s liabilities and will rank pari passu with the most senior preferred stock issued by the Company, if any.
The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company (i) prior to September 11, 2011, but only in whole, upon the occurrence of a Special Event, as defined in the Indenture or (ii) in whole or in part on or after September 1, 2011 for any reason. In the event of the redemption of the trust preferred securities prior to September 1, 2011, the holder of each trust preferred security shall be entitled to $1,050, plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment. In the event of the redemption of the trust preferred securities on or after September 1, 2011, the holder of each trust preferred security shall be entitled to receive $1,000 plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.
The Company has the right at any time to terminate the Trust and cause the Debenture to be distributed to the holders of the trust preferred securities in liquidation of the Trust. This right is optional and wholly within the Company’s discretion as set forth in the Indenture.
The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interests, which is included in tier 1 capital for bank and financial holding companies. In calculating the amount of Tier 1 qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities). Such Tier 1 capital treatment provides the Company with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Company issued a total of 75,000 warrants, each with the right to purchase one share of the Company’s common stock for a purchase price of $25.00. The warrants were issued in increments of 500 for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) such date which is sixty (60) days following the date upon which the Company’s common stock becomes listed for trading upon a “national securities exchange” as defined under the Securities Exchange Act of 1934, as amended. The Company estimates the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.65. This total value of $423,000 was recorded as a discount and reduced the net book value of the Debenture to $15,052,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a 3 year period.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (hereinafter referred to as “we”, “our” or “us”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2008 and September 30, 2007.
Forward Looking Statements
Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We caution that such “forward looking statements,” wherever they occur in this document or in other statements attributable to us are necessary estimates reflecting the judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Such “forward looking statements” should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. While it is impossible to list all such factors that could affect the accuracy of such “forward looking statements,” some of those factors include: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in the competitive environment in the markets served by us and changes in our loan portfolio and our deposit base.
Business
We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, we operate eight full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (hereinafter, and more commonly, referred to as MSAs) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama.
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
We are headquartered at 3300 Cahaba Road, Suite 300, Birmingham, Alabama 35223 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and one office in the Dothan, Alabama MSA (Houston County) which constitute our primary service areas. We also serve certain adjacent areas to our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.
Recent Events
In August 2008, we formed a Delaware statutory trust subsidiary, ServisFirst Capital Trust I (the “Trust”), which, on September 2, 2008, issued 15,000 shares of its 8.5% trust preferred securities to “accredited” investors for $15,000,000 or $1,000 per share. The Trust simultaneously issued 463,918 shares of its common securities to us for $463,918 or $1.00 per share, which together with the trust preferred securities, constitutes all of the issued and outstanding securities of the Trust. The Trust invested the $15,463,918 of the proceeds from the issuance of the Trust’s trust preferred and common securities in our 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”) resulting in a net capital injection into our company of $15,000,000 (the common securities are financially immaterial as their issuance merely represents an investment by us into ourselves in order to establish voting control of the Trust by us and to comply with certain tax regulations). The Debenture bears a fixed rate of interest at 8.5% per annum and will be subordinate and junior in right of payment to all of our senior debt; provided, however, we will not incur any additional senior debt in excess of 0.5% of our average assets for the fiscal year immediately preceding, unless approved by a majority of the holders of the outstanding trust preferred securities. Interest is payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008.
Holders of the trust preferred securities are entitled to receive distributions accruing from the original date of issuance. The distributions are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008. The distributions accrue at an annual fixed rate of 8.5%. Payments of distributions on the trust preferred securities will be deferred in the event interest payments on the Debenture are deferred, which may occur at any time and from time to time, for up to 20 consecutive quarterly periods. During any deferral period, we may not pay dividends or make certain other distributions or payments as provided for in the Indenture. If payments are deferred, holders accumulate additional distributions thereon at 8.5%, compounded quarterly, to the extent permitted by law.
The Company guarantees the payment of the distributions on the trust preferred securities under a Guarantee Agreement (the “Guarantee”), but only to the extent the Trust has funds legally and immediately available to make such distributions. The obligations under the Guarantee will be subordinate and junior in right of payment to all other of the Company’s liabilities and will rank pari passu with the most senior preferred stock issued by the Company, if any.
The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company (i) prior to September 11, 2011, but only in whole, upon the occurrence of a Special Event, as defined in the Indenture or (ii) in whole or in part on or after September 1, 2011 for any reason. In the event of the redemption of the trust preferred securities prior to September 1, 2011, the holder of each trust preferred security shall be entitled to $1,050, plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment. In the event of the redemption of the trust preferred securities on or after September 1, 2011, the holder of each trust preferred security shall be entitled to receive $1,000 plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.
The Company has the right at any time to terminate the Trust and cause the Debenture to be distributed to the holders of the trust preferred securities in liquidation of the Trust. This right is optional and wholly within the Company’s discretion as set forth in the Indenture.
In addition, we issued a total of 75,000 warrants, each with the right to purchase one share of our common stock for a purchase price of $25.00. The warrants were issued in increments of 500 for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) such date which is sixty (60) days following the date upon which our common stock becomes listed for trading upon a “national securities exchange” as defined under the Securities Exchange Act of 1934, as amended. We estimated the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.65. This total value of $423,000 was recorded as a discount and reduced the net book value of the debentures to $15,052,000 with an offsetting increase to our additional paid-in capital. The discount will be amortized over a 3 year period.
Overview
As of September 30, 2008, we had total consolidated assets of $1,064,908,000 an increase of $226,658,000 or 27.04% over the $838,250,000 reported at December 31, 2007. Total loans were $898,826,000 at September 30, 2008, a $223,545,000 or 33.10% increase over the $675,281,000 at December 31, 2007. Total deposits were $950,738,000 at September 30, 2008, an increase of $188,055,000 or 24.66% over the $762,683,000 at December 31, 2007. The increase in loans and deposits was from organic growth in existing offices in Birmingham and Huntsville, Alabama, our expansion into the Montgomery, Alabama market beginning in 2007 and our expansion into the Dothan, Alabama market in the third quarter of 2008.
Net income for the quarter ended September 30, 2008 was $1,724,000 an increase of $480,000 or 38.59% compared to the $1,244,000 for the quarter ended September 30, 2007. Basic earnings per common share were $.34 for the three months ended September 30, 2008 compared with $.28 for the same period in 2007.
Significant Accounting Policies
Our accounting and financial policies conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate and fair value of financial instruments are particularly subject to change.

Financial Condition
Investment Securities
Investment securities available for sale totaled $90,139,000 at September 30, 2008, and $87,233,000 at December 31, 2007. The investment portfolio at September 30, 2008, and December 31, 2007 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Market Value
	(In Thousands)
As of September 30, 2008:
Securities available for sale:
Mortgage backed securities	$58,533	$781	$(50)	$59,264
State and municipal securities	26,729	79	(811)	25,997
Corporate bonds	5,968	—	(1,090)	4,878

Total	$91,230	$860	$(1,951)	$90,139

As of December 31, 2007:
Securities available for sale:
Mortgage backed securities	$62,162	$471	$(30)	$62,603
State and municipal securities	24,271	374	(15)	24,630

Total	$86,433	$845	$(45)	$87,233

In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.
The following table shows the amortized cost of our investment securities by their stated maturity at September 30, 2008.

	Less than	One year to	Five years	More than
	one year	five years	to ten years	ten years	Total
	(In Thousands)
As of September 30, 2008
Mortgage backed securities	$—	$27,417	26,533	4,583	58,533
State and municipal securities	—	2,020	13,161	11,548	26,729
Corporate bonds	—	—	4,033	1,935	5,968

Total	$—	$29,437	43,727	18,066	91,230

All securities held are traded in liquid markets. As of September 30, 2008, we owned certain restricted securities from the Federal Home Loan Bank with an aggregate book value and market value of $2,409,000 and First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.
The bank’s investment portfolio consists of mortgage-backed pass-thru securities, tax exempt securities and corporate bonds. The bank does not invest in collateral debt obligations (CDO’s). All tax exempt securities are issued by municipalities within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The September 30, 2008 total investment portfolio has a combined average credit rating of AA-.

At September 30, 2008, we had $30,022,000 in federal funds sold, compared with $16,598,000 at December 31, 2007.
Loans
We had total loans of $898,826,000 at September 30, 2008 compared to $675,281,000 at December 31, 2007, an increase of $220,895,000 or 33.09%. At September 30, 2008, 61.1% of our loans were in our Birmingham offices, 27.4% in our Huntsville offices, and 11.5% in our Montgomery offices. The following table details our loans at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In Thousands)
Commercial, financial and agricultural	$293,381	$219,684
Real estate — construction	233,992	195,238
Real estate — mortgage:
Owner occupied	134,810	89,014
1-4 family	106,309	64,325
Other	102,265	83,663

Total real estate mortgage	343,384	237,002
Consumer	28,069	23,357

Total loans	898,826	675,281
Less allowance for loan losses	(10,384)	(7,732)

Net loans	$888,442	$667,549

Asset Quality
The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at September 30, 2008.
The following table presents a summary of changes in the allowances for loan losses for the three and nine months ended September 30, 2008 and 2007, respectively. The largest balance of our charge-offs are on real estate construction loans. Real estate construction loans represent 26.03% of our loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In Thousands)
Allowance for loan losses at beginning of period	$9,438	6,825	7,732	5,418

Charge-offs

Commercial, financial and agricultural	(94)	(17)	(95)	(60)
Real estate – construction	(78)	(81)	(1,826)	(81)
Real estate – mortgage
Owner occupied	—	—	—	—
1-4 family	(155)	—	(232)	—
Other	—	—	—	—

Total real estate mortgage	(155)	—	(232)	—

Consumer	(108)	—	(114)	(10)

Total charge-offs	(435)	(98)	(2,267)	(151)

Recoveries
Commercial, financial and industrial	—	12	19	12
Real estate – construction	—	—	—	—
Real estate – mortgage	—	—	—	—
Owner occupied	—	—	—	—
1-4 family	—	—	—	—
Other	—	—	—	—

Total real estate mortgage	—	—	—	—

Consumer	—	—	—	—

Total recoveries	0	12	19	12

Net charge-offs	(435)	(86)	(2,248)	(139)

Provision for loan losses charged to expense	1,381	1,041	4,900	2,500

Allowance for loan losses at end of period	$10,384	7,780	10,384	7,780

As a percentage of year to date average loans:
Annualized charge-offs	0.20%	0.06%	0.38%	0.04%
Annualized provision for loan losses	0.64%	0.76%	0.83%	0.67%
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	September 30,				December 31,
	2008		2007		2007
		Percentage of		Percentage of		Percentage of
		loans in each		loans in each		loans in each
		category of		category of		category of
	Amount	total loans	Amount	total loans	Amount	total loans
			(Dollars in Thousands)
Commercial, financial and agricultural	$1,175	32.63%	$1,386	35.39%	$1,714	32.53%
Real estate – construction	5,334	26.05%	5,245	32.68%	3,487	28.91%
Real estate – mortgage	987	38.20%	375	28.76%	340	35.10%
Consumer	51	3.12%	108	3.17%	12	3.46%
Other	2,837	—	666	—	2,179	—

Total	$10,384	100.00%	$7,780	100.00%	$7,732	100.00%
					x
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

As of September 30, 2008, our impaired loans, inclusive of non-accrual loans, totaled $14,293,000 and had associated reserves of approximately $2,192,000. This compares to impaired loans and associated reserves of $11,612,000 and $1,370,000, respectively at December 31, 2007. A loan is considered impaired when it is probable, based on current information and events; we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependant. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.
A summary of nonperforming assets as of September 30, 2008, September 30, 2007 and December 31, 2007 follows:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in Thousands)
Non-accrual loans	$6,663	4,284	1,449
Loans 90 days or more past due and still accruing	489	187	5
All other real estate owned	8,211	1,623	1,261

Total non-performing assets	$15,363	6,094	2,715

The increase in our non-accrual and other real estate owned for the first nine months of 2008 is directly attributable to the slowdown in the residential real estate market. At September 30, 2008, total nonperforming assets included finished homes of $8,620,000, residential lots of $3,055,000, unfinished lots of $1,399,000 and acquisition and development loans of $1,860,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is charged off. Once the property is in OREO sales efforts begin. Should economic conditions continue to deteriorate, the continued and growing inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.
Deposits
Total deposits increased $188,055,000 or 24.66% to $950,738,000 at September 30, 2008 compared to $762,683,000 reported at December 31, 2007. We believe our deposits will continue to increase in 2008 as a result of our expansion into the Dothan market in 2008, the Montgomery market in 2007 and expanded customer relationships in the Birmingham and Huntsville markets.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax Equivalent Basis” under the sub heading “Net Interest Income”

Other Borrowings
On March 19, 2008, we borrowed $20,000,000 from the Federal Home Loan Bank of Atlanta, of which $10,000,000 bears interest at 2.995%, and is payable on March 19, 2012, and $10,000,000 bears interest at 3.275%, and is payable on March 19, 2013. As discussed in Note 8 to the financial statements and “Recent Events” above, we borrowed $15.0 million through the issuance of trust preferred securities and the related debentures on September 2, 2008. Both financial instruments bear an identical annual rate of interest of 8.50% and pay on March 1, June 1, September 1 and December 1 of each year commencing on December 1, 2008.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of declines in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At September 30, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $105 million. Additionally, our subsidiary bank had additional borrowing availability of approximately $78 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $117 million at the Federal Home Loan Bank of Atlanta to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. In addition, we also completed the issuance of $15.0 million of trust preferred securities and related junior subordinated deferrable interest debenture, each bearing 8.5% per annum on September 2, 2008 as more fully described in Note 8 to the financial statements and “Recent Events” above. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.
We are subject to general FDIC guidelines which require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.
The following table reflects the contractual maturities of our term liabilities as of September 30, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	(In Thousands)
		Less than	1-3	4-5	More than
Contractual Obligations (1)	Total	1 Year	Years	Years	5 Years
Deposits without a stated maturity	$808,902	808,902			—
Certificates of deposit (2)	$141,836	115,072	22,788	3,876	100
FHLB borrowings	$20,000		10,000	10,000	—
Subordinated debentures	$15,052	—	—	—	15,052
Operating lease commitments	$5,971	915	1,509	1,085	2,462

Total	$991,761	924,889	34,297	14,961	17,614

(1)	Excludes interest

(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
Capital Adequacy
As of September 30, 2008, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2008. Furthermore, the Alabama Banking Department has required that we maintain a leverage ratio of 8% for the first three years of our operations until May 2, 2008 and 7% thereafter.
The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by us for the first three years of our operations and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2008, December 31, 2007, and September 30, 2007.

			For	To Be Well
	Actual		Capital	Capitalized Under
	ServisFirst	ServisFirst	Adequacy	Prompt Corrective
	Bancshares	Bank	Purposes	Action Provisions
September 30, 2008
Total Capital to Risk Weighted Assets	11.26%	11.14%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	10.12%	10.00%	4.00%	6.00%
Tier 1 Capital to Average Assets	9.27%	9.16%	4.00%	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets	11.22%	11.22%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	10.12%	10.12%	4.00%	6.00%
Tier 1 Capital to Average Assets	8.40%	8.40%	4.00%	5.00%

September 30, 2007
Total Capital to Risk Weighted Assets	N/A	11.91%	8.00%	10.00%
Tier 1 Capital to Risk Weighted Assets	N/A	10.68%	4.00%	6.00%
Tier 1 Capital to Average Assets	N/A	9.21%	4.00%	5.00%
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
Financial instruments whose contract amounts represent credit risk at September 30, 2008:

(In Thousands)
Commitments to extend credit beyond current fundings	$304,514
Credit card arrangements	10,278
Standby letters of credit and financial guarantees	18,785

Total	$333,577

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
Derivatives
Prior to 2008 we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. In our management’s opinion, market conditions were appropriate and the interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. A gain of $136,000 and $408,000 was recognized in interest income for the three and nine months ended September 30, 2008.
Net Income
Net income for the three months ended September 30, 2008 was $1,724,000, compared to net income of $1,244,000 for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $5,045,000, compared to net income of $4,048,000 for the nine months ended September 30, 2007. The increases in net income are primarily attributable to a significant increase in net interest income due to significant growth of our deposits and loan portfolio resulting from significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007. These positive effects were partially offset by increases in the provision for loan losses, to $1,381,000 from $1,040,000 for the three months ended September 30, 2008, and 2007 respectively, and to $4,900,000 from $2,500,000 for the nine months ended September 30, 2008 and 2007, respectively, and increases in non-interest expense, to $5,461,000 from $4,034,000 for the three months ended September 30, 2008 and 2007, respectively, and to $14,821,000 from $10,341,000 for the nine months ended September 30, 2008 and 2007 respectively. The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was due to an increase in personnel and write downs related to foreclosed real estate. These write downs totaled $579,000 for the three months ended September 30, 2008 versus $7,000 for the same period in 2007 and totaled $732,000 for the nine months ended September 30, 2008 versus $10,000 for the same period in 2007. Basic and diluted net income per common share were $.34 and $.32, respectively, for the three months ended September 30, 2008, compared to $.28 per common share for both basic and diluted for the three months ended September 30, 2007. Basic and diluted net income per common share were $.99 and $.95, respectively, for the nine months ended September 30, 2008, compared to $.90 per common share for both basic and diluted for the nine months ended September 30, 2007. Return on average assets for the three months ended September 30, 2008 was .71%, compared to .67% in 2007, and return on average stockholders’ equity was 8.99% for the three months ended September 30, 2008, compared to 8.88% in 2007.
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
Net interest income increased $2,233,000, or 33.61%, to $8,877,000 for the three months ended September 30, 2008 from $6,644,000 for the three months ended September 30, 2007. This was due to an increase in total interest income of $138,000, or 1.00%, plus a decrease in total interest expense of $2,095,000 or 29.51%.Net interest income increased $7,420,000, or 40.68%, to $25,658,000 for the nine months ended September 30, 2008 from $18,238,000 for the nine months ended September 30, 2007. This was due to an increase in total interest income of $4,361,000, or 11.88%, plus a decrease in total interest expense of $3,059,000, or 16.57%. The increase in total interest income was primarily attributable to loan growth as a consequence of significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007.
The following table shows for the three and nine months ended September 30, 2008 and 2007, the average balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest revenue. The table is presented on a tax equivalent basis if applicable.

Average Consolidated Balance Sheet and Net Interest Analysis on a Fully Tax Equivalent Basis

	Three Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollar Amounts In Thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$864,523	12,620	5.79%	552,696	11,644	8.36%
Mortgage loans held for sale	2,416	37	6.07%	2,310	29	5.06%
Investment securities:
Taxable	67,759	951	5.61%	48,148	667	5.54%
Tax-exempt (2) (3)	23,661	335	5.67%	18,329	259	5.66%

Total investment securities (3)	91,420	1,286	5.62%	66,477	926	5.57%

Federal funds sold	2,190	12	2.18%	93,983	1,206	5.13%
Restricted equity securities	2,659	26	3.83%	1,201	17	5.35%
Interest bearing balances with banks	13	0	3.88%	53	0	5.98%

Total interest-earning assets	963,221	13,981	5.72%	716,720	13,822	7.73%

Non-interest earning assets
Cash and due from banks	21,524			15,305
Net fixed assets	3,928			3,505
Allowance for loan losses, accrued interest and other assets	5,782			(778)

Total assets	$994,455			734,752

Liabilities and stockholders equity:
Interest-bearing liabilities:
Interest bearing demand deposits	$92,480	387	1.66%	38,686	302	3.10%
Savings deposits	443	1	0.57%	176	—	1.72%
Money market accounts	540,314	2,810	2.06%	490,379	6,095	4.93%
Time deposits	147,918	1,443	3.87%	54,974	702	5.06%
Federal funds purchased	13,695	88	2.55%	—	—	—
Other borrowed funds	24,945	275	4.38%	—	—	—

Total interest- bearing Liabilities	819,795	5,004	2.46%	584,215	7,099	4.82%

Non-interest liabilities
Non-interest bearing demand deposits	95,634			91,551
Other liabilities	2,736			3,384
Stockholders equity	76,290			55,602

Total liabilities and Stockholders equity	$994,455			734,752

Net interest spread			3.26%			2.91%
Net interest margin			3.66%			3.76%

(1)	Non-accrual loans are included in average loan balances in all years. Loan fees of $145,000 and $379,000 are included in interest income in 2008 and 2007, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(3)	Unrealized gains (losses) of ($216,000) and ($1,008,000) are excluded from the yield calculation in 2008 and 2007, respectively.

Average Consolidated Balance Sheet and Net Interest Analysis on a Fully Tax Equivalent Basis
(Dollar Amounts In Thousands)

	Nine Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$790,918	36,858	6.21%	499,631	31,486	8.43%
Mortgage loans held for sale	2,562	111	5.79%	1,763	89	6.73%
Investment securities:
Taxable	67,268	2,831	5.61%	31,925	1,317	5.50%
Tax-exempt (2)(3)	22,961	973	5.65%	15,991	677	5.67%

Total investment securities (3)	90,229	3,804	5.62%	47,916	1,994	5.63%

Federal funds sold	23,502	449	2.55%	85,508	3,299	5.14%
Restricted equity securities	2,230	79	4.70%	1,079	32	3.84%
Interest bearing balances with banks	1,742	53	4.04%	39	0	2.96%

Total interest-earning assets	911,183	41,353	6.05%	635,936	36,899	7.76%

Non-interest earning assets
Cash and due from banks	19,743			13,809
Net fixed assets	4,027			3,096
Allowance for loan losses, accrued interest and other assets	4,354			(588)

Total assets	$939,307			652,253

Liabilities and stockholders equity:
Interest-bearing liabilities:
Interest bearing demand deposits	$85,275	1,101	1.72%	39,596	822	2.77%
Savings deposits	417	2	.68%	192	2	1.60%
Money market accounts	537,217	9,682	2.40%	422,158	15,686	4.97%
Time deposits	127,757	4,034	4.21%	50,784	1,948	5.13%
Federal funds purchased	6,272	118	2.51%	—	—	—
Other borrowings	16,127	462	3.81%	—	—	—

Total interest- bearing Liabilities	773,065	15,399	2.65%	512,730	18,458	4.81%

Non-interest liabilities
Non-interest bearing demand deposits	86,537			82,031
Other liabilities	4,535			2,923
Stockholders equity	75,170			54,569

Total liabilities and Stockholders equity	$939,307			652,253

Net interest spread			3.40%			2.95%
Net interest margin			3.80%			3.88%

(1)	Non-accrual loans are included in average loan balances in all years. Loan fees of $761,000 and $1,062,000 are included in interest income in 2008 and 2007, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(3)	Unrealized gains (losses) of $986,000 and $(479,000) are excluded from the yield calculation in 2008 and 2007, respectively.
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

The provision for loan losses was $4,900,000 for the nine months ended September 30, 2008, an increase of $2,400,000 in comparison to $2,500,000 in 2007. Our management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as we continue to grow. Nonperforming loans increased to $7,152,000, or .80%, of total loans at September 30, 2008 from $4,471,000 or 0.66%, of total loans at December 31, 2007, and impaired loans increased to $14,293,000 at September 30, 2008 compared to $11,612,000 at December 31, 2007. As a percentage of total loans, impaired loans decreased to 1.59% at September 30, 2008 versus 1.72% at December 31, 2007. The allowance for loan losses totaled $10,384,000, or 1.16%, of loans, net of unearned income, at September 30, 2008, compared to $7,732,000, or 1.15%, of loans, net of unearned income, at December 31, 2007.
Noninterest Income
Noninterest income totaled $672,000 for the three months ended September 30, 2008, an increase of $285,000, or 73.64% compared to the same period in 2007. For the nine months ended September 30, 2008, noninterest income totaled $1,911,000, an increase of $959,000, or 100.74% compared to the same period in 2007.
Income from mortgage banking operations for the three months ended September 30, 2008 was $217,000, an increase of $49,000 or 29.58% from $168,000 for the three months ended September 30, 2007. Income from mortgage banking operations for the nine months ended September 30, 2008 was $733,000, an increase of $295,000 or 67.20% from $439,000 for the nine months ended September 30, 2007. These increases are due to increased origination activity in 2008. Income from customer service charges and fees for the three months ended September 30, 2008 increased $193,000, or 116.97%, to $358,000 from $165,000 for the three months ended September 2007. Income from customer service charges and fees for the nine months ended September 30, 2008 increased $522,000, or 136.65%, to $904,000 from $382,000 for the nine months ended September 30, 2007. The increase is primarily due to an increase in transaction accounts from 2007 to 2008. Merchant service fees were $130,000 for the three months ended September 2008 an increase of $73,000 or 128.82% compared to $57,000 for the three months ended September 30, 2007. Merchant service fees were $340,000 for the nine months ended September 30, 2008 an increase of $215,000 or 172.00 % compared to 125,000 for the nine months ended September 30, 2007.
Noninterest Expense
Noninterest expense totaled $5,461,000 for the three months ended September 30, 2008, an increase of $1,427,000, or 35.37% compared to the same period in 2007. For the nine months ended September 30, 2008, noninterest expense totaled $14,821,000, an increase of $4,480,000, or 43.32% compared to the same period in 2007.
Noninterest expense increased for the three months and nine months ended September 30, 2008 over the corresponding periods in 2007 primarily due to our continued growth and expansion which has resulted in the addition of personnel and the opening of new offices in Montgomery and Dothan and our reorganization into a holding company. Salaries and employee benefits increased $169,000, or 6.72%, to $2,684,000 for the three months ended September 30, 2008, compared to $2,515,000 in 2007. Salaries and employee benefits increased $1,413,000, or 21.75%, to $7,910,000 for the nine months ended September 30, 2008, compared to $6,497,000 in 2007. These increases are primarily the result of our increased employee base to 139 employees at September 30, 2008 from 114 at September 30, 2007. Also, write downs related to foreclosed real estate totaled $732,000 for the nine months ended September 30, 2008 versus $10,000 for the same period in 2007. Write downs related to foreclosed real estate totaled $579,000 for the three months ended September 30, 2008 versus $7,000 for the same period in 2007.
Income Tax Expense
Income tax expense was $2,803,000 for the nine months ended September 30, 2008 versus $2,301,000 for the same period in 2007. Our effective tax rates for the nine months ended 2008 and 2007 were 35.72% and 36.24%, respectively. Income tax expense was $983,000 for the three months ended September 30, 2008 versus $712,000 for the same period in 2007. Our effective tax rates for the three months ended September 30, 2008 and 2007 were 36.31% and 36.40%, respectively. Our primary permanent differences are related to FAS 123(R) option expenses and tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to remain consistent with preceding years.
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
The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of September 30, 2008, our gap was within such ranges.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. At September 30, 2008, the percent change at plus or minus 200 basis points is well within that range at 6.27% and 6.20%, respectively.
The chart below identifies the EVE impact of a shift in rates of 100 and 200 basis points in either direction.
Economic Value of Equity Under Rate Shock
At September 30, 2008

	-200bps	-100bps	0bps	+100bps	+200bps
	(Dollars in Thousands)
Economic value of equity	$83,642	78,455	76,758	79,388	84,696

Actual dollar change	$5,187	1,697	0	2,630	5,308

Percent change	6.20%	2.16%	0.00%	3.31%	6.27%
The EVE rate shock shows that the EVE would increase in both a rising and declining rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.
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
CEO and CFO Certification
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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2008. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that material information relating us and our subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our registration statement on Form 10, as amended, which should be taken into consideration when reviewing the information contained in this report. Given the recent economic downturn, we are including supplemental risk factors to those set forth in the Form 10. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions will help stabilize the U.S. financial system.
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
Difficult market conditions have adversely affected our industry.
     Given the significance of our business in the United States, we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the third quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits:
31.1 Certification of principal executive officer pursuant to Rule 13a-14(a).
31.2 Certification of principal financial officer pursuant to Rule 13a-14(a).
32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: October 31, 2008	SERVISFIRST BANCSHARES, INC.
	By:	/s/ Thomas A. Broughton, III
President and Chief Executive Officer

Date: October 31, 2008	By:	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer