Form 10-K
period 2008-12-31
ServisFirst Bancshares, Inc.
filed 2009-03-10
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
Commission file number 0-53149
SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0734029 (I.R.S. Employer Identification No.)

3300 Cahaba Road, Suite 300 Birmingham, Alabama (Address of Principal Executive Offices)	35223 (Zip Code)
(205) 949-0302
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Titles of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company Yes ☐  No ☑
     As of June 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a price of $25.00 per share of Common Stock, was $105,543,720.
          Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of February 28, 2009, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 5,376,922.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

ii

SERVISFIRST BANCSHARES, INC.

FORM 10-K
DECEMBER 31, 2008

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this Form 10-K, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 38, are “forward-looking statements” that are based upon our current expectations and projections about current events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared and may not be realized due to a variety of factors, including, but not limited to, the following:
•
the effects of the current economic recession and the possible continued deterioration of the United States economy, particularly deterioration of the economy in Alabama and the communities in which we operate;

•	the effects of continued deleveraging of United States citizens and businesses;

•
the current financial and banking crisis resulting in the massive devaluation of the assets and shareholders’ equity of many of the United States’ financial and banking institutions, including many preeminent institutions such as Washington Mutual, Inc., Citigroup, Inc., Wachovia Corporation, Bank of America Corporation, American International Group, Inc. (AIG), Lehman Brothers Holdings, Inc. and Bear Stearns Companies, Inc.;

•	the effects of continued compression of the residential housing industry, the subprime mortgage crisis and rising unemployment;

•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;

•
the Emergency Economic Stabilization Act of 2008 including its Troubled Asset Relief Program (TARP), American Recovery and Reinvestment Act of 2009, and other governmental monetary and fiscal policies and legislative and regulatory changes;

•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•
the effect of any merger, acquisition or other transaction to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any business that we acquire; and

•	the failure of our assumptions underlying the establishment of our loan loss reserves.
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For certain other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1a. beginning on page 23.

PART I
ITEM 1. BUSINESS
Overview
     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, we operate eight full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties of the metropolitan statistical areas (hereinafter, and more commonly, referred to as MSAs) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama. As of December 31, 2008, we had total assets of approximately $1.2 billion, total loans of approximately $968.2 million, total deposits of approximately $1.0 billion and total stockholders’ equity of approximately $86.8 million.
     We were originally incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of ServisFirst Bank, an Alabama banking corporation (separately referred to herein as the “Bank”), formed on April 28, 2005 and commenced operations on May 2, 2005. On November 29, 2007, we became the sole shareholder of the Bank by virtue of a plan of reorganization and agreement of merger pursuant to which a wholly-owned subsidiary formed for the purpose of the reorganization was merged with and into the Bank with the Bank surviving and each shareholder of the Bank exchanged their shares of the Bank’s common stock for an equal number of shares of our common stock.
     We were organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions, the provision of additional banking-related services which the traditional commercial bank may not provide under present laws and additional financing alternatives such as the issuance of trust preferred securities, of which we issued $15 million on September 2, 2008 through our Delaware statutory trust subsidiary, ServisFirst Capital Trust I. We have no present plans to acquire any operating subsidiaries in addition to the Bank, but we may make acquisitions in the future if we deem them to be in the best interest of our stockholders. Any such acquisitions would be subject to applicable regulatory approvals and requirements.
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
Markets
     Service Areas
     Birmingham is located in central Alabama approximately 90 miles northwest of Montgomery, Alabama, 146 miles west of Atlanta, Georgia, and 148 miles southwest of Chattanooga, Tennessee. Birmingham is intersected by U.S. Interstates 20, 59 and 65. Jefferson County includes the major business area of downtown Birmingham. North Shelby County also encompasses a growing business community and affluent residential areas. With two offices in Jefferson County and one in north Shelby County, we believe we are well positioned to access the most affluent areas of the Birmingham-Hoover MSA.
     We also operate in Madison County of the Huntsville, Alabama MSA, Montgomery County of the Montgomery, Alabama MSA and Houston County of the Dothan, Alabama MSA. We believe the Huntsville market offers substantial growth as one of the strongest technology economies in the nation, with over 300 companies performing sophisticated government, commercial and university research. Huntsville has one of the highest concentrations of engineers in the United States and one of the highest concentrations of Ph.D.s. Huntsville is located in North Alabama off U.S. Interstate 65 between Birmingham and Nashville, Tennessee. Montgomery is the capital and one of the largest cities in Alabama and home to the Hyundai Motor Manufacturing plant which began production in May 2005. Montgomery is located in central Alabama between Birmingham and Mobile, Alabama and is intersected by U.S. Interstates 65 (connecting Birmingham and Mobile, Alabama) and 85 (connecting Montgomery to Atlanta, Georgia). With two offices in each of Madison and Montgomery Counties and one in Houston County, we believe that we have a base of banking resources to service such counties. Dothan is located in the Southeastern corner of the State of Alabama near the Georgia and Florida State lines and is 35 miles from U.S. Interstate 10 which runs through the panhandle of Florida connecting Mobile, Alabama to Tallahassee, Florida. Dothan, Alabama is also intersected by U.S. Highways 231, 431 and 84 which are common trucking lanes and has access to railroad and the Chattahoochee River.
     We conduct a general consumer and commercial banking business, emphasizing personal banking services to commercial firms, professionals and affluent consumers located in our service areas. We believe the current market, as well as the prospects for the future, presents opportunity for a locally owned and operated financial institution. Specifically, we believe that our primary service areas will be in need of local institutions to service customer and deposit attrition resulting from the acquisitions during the last few years of Alabama headquartered banks, including SouthTrust Corporation by Wachovia Corporation (which has now been acquired by Wells Fargo & Company), AmSouth Bancorp, Inc. by Regions Financial Corporation, Compass Bancshares, Inc. by Banco Bilbao Vizcaya Argentaria and Alabama National Bancorporation (operating as First American Bank) by RBC Centura Banks. We believe that a community-based bank such as the Bank can better identify and serve local relationship banking needs than can an office or subsidiary of such larger banking institutions.
     Local Economy of Service Areas
     Birmingham. We believe that Jefferson and Shelby Counties offer us a growing and diverse economic base in which to operate. From 2000 to 2007, Jefferson and Shelby Counties’ population increased a combined 4.0%. In comparison, the growth rate in the state of Alabama was 2.3% during the same period. From 2008 to 2012, the total population of Jefferson and Shelby Counties is projected to grow from 837,488 to 856,840, representing a 2.3% total growth rate, and the number of households in the Birmingham area is expected to expand by approximately 3.1% between 2008 and 2012. As measured by population, Jefferson County is the largest county in Alabama, largely due to the size of the city of Birmingham.
     The median household income in Jefferson and Shelby Counties in 2007 was $48,449, and the average household income was $67,125. From 2000 to 2007, the average household income rose 21.8% in Jefferson and Shelby Counties. According to the American City Business Journals, Birmingham is reported to have had an income growth rate over the past 25 years of 292% which is the highest in the 100 top metropolitan areas. Furthermore, Fortune magazine recently published an article on December 22, 2008 which named Birmingham as the 4th best real estate market of the 100 top U.S. markets projecting a price decline of only 0.60% for 2009 and a modest price increase in 2010.
     The economic makeup of the Birmingham area is very diverse. Even though Birmingham once depended on the steel industry to provide most of the employment in the city, Birmingham is now home to a diverse array of industries. Birmingham is a center for finance, health care, education, manufacturing, research, engineering, transportation, construction and distribution. Despite the recent acquisitions of SouthTrust Corporation, AmSouth Bancorporation and Compass Bancshares, Inc., Birmingham still serves as the headquarters for four Fortune 1,000 companies, Regions Financial Corporation, Vulcan Materials, HealthSouth Corporation, and Protective Life Corp., and continues to foster a well-rounded business community that we believe will continue to attract businesses to the area. Moreover, Birmingham serves as headquarters to six of the country’s top-performing private companies on the elite Forbes 500 list including O’Neal Steel and Drummond Coal.
     In recent years, Birmingham’s technology sector, health care sector and manufacturing sector have grown substantially. Birmingham is home to the largest nonprofit independent research laboratory in the Southeast, Southern Research Institute. Additionally, the University of Alabama at Birmingham ranks among the top medical centers in securing federal research and development funds. Finally, Mercedes-Benz U.S. International and Honda Motor Company have each built automobile assembly plants in the area which have provided tremendous growth in Birmingham’s manufacturing sector. The presence of these firms provides an opportunity for us to market our products and services to businesses and professionals.
     Unless otherwise stated, the foregoing and other pertinent data can be found on the Birmingham Regional Chamber of Commerce’s and the FDIC’s websites.

     Huntsville. Huntsville, Madison County, is the life-center for North Alabama and has seen steady growth since the 1960’s. Today there are nearly one million people within a 50-mile radius of Huntsville. The metropolitan population is diverse and rich in culture, with many residents moving into the area as a technology destination from all 50 states and numerous countries including Japan, Korea and Germany. According to the 2007 estimate, the Huntsville, Alabama MSA (which includes Madison and Limestone Counties) had a population of 386,632 people, up 12.9% from the 2000 U.S. Census, and Madison County’s population was 312,734, up 13.0% from the 2000 Census. According to a 2006 estimate, the average household income was $65,374 for the Huntsville, Alabama MSA, $66,949 for Madison County and $64,501 for the City of Huntsville. The City of Madison reported an average household income of $72,432 according to the 2000 U.S. Census.
     We believe that Huntsville offers substantial growth as one of the strongest technology economies in the nation and one of the highest concentrations of engineers and Ph.D.s in the United States. Huntsville has a number of major government programs including NASA programs such as the Space Station and Space Shuttle Propulsion and U.S. Army programs such as National Space and Missile Defense Command and Army Aviation. Huntsville has also grown to be one of the largest research parks in the world and was ranked number one in the state for announced new and expanding jobs from 2004 to 2006 according to the Alabama Development Office, and Huntsville announced more than 3,500 more jobs in 2007. Huntsville was named as Forbes “Best Place to Live to Weather the Economy” in November of 2008. Further, Forbes named Huntsville one of its “Leading Cities for Business” for six years in a row including 2008. Huntsville is home to the highest concentration of Inc. 500 Companies in the United States and also a number of offices of Fortune 500 companies. Major employers in Huntsville include, among others, the U.S. Army/Redstone Arsenal, the Boeing Company, NASA/Marshall Space Flight Center, Intergraph Corporation, Benchmark Electronics, ADTRAN, Inc., Northrop Grumman, LG Electronics, Inc., Lockheed Martin, and Toyota Motor Manufacturing of Alabama.
     In September 2005, the Base Realignment and Closure Commission, or BRAC, approved the relocation of the majority of the United States Missile Defense Agency’s development and management work, along with the headquarters of the Army Space & Missile Defense Command, to Huntsville. Furthermore, BRAC approved the movement of the Army Materiel Command to Huntsville, which will be a four-phased program with all of the 5,000 jobs to be filled by January 2011. In addition to these jobs, the move is expected to bring another 10,000 support jobs. Construction has also begun on a massive $223 million building for the Missile Defense Agency in 2008 that is expected to bring 2,246 jobs to Redstone. The Hudson-Alpha Institute for Biotechnology opened its 260,000 square foot facility in November 2007, with 12 biotechnology companies housed there representing the for-profit side of development focused on using the code generated by the Human Genome Project to produce drugs and treatment. Total employment for the Institute is expected to be 1,063 jobs. Verizon Wireless has built a 152,000 square foot Alabama headquarters and customer service center in Thorton Research Park in which it has invested $44 million and expects to create 1,300 new jobs in the area. A second plant for International Truck and Engine Corp. at Jetplex Industrial Park started in 2008 and will add 70 jobs. Other notable expansions include Raytheon, Northrop Grumman, and Booz Allen Hamilton. Bridge Street Towne Centre opened in November of 2007, with about 24 stores and several restaurants complete, many new to Huntsville. A 100-acre lifestyle center in Cummings Research Park includes a lake with paddleboats and gondolas, 14-screen Monaco Pictures, trails, and office space. A Publix anchored retail development was completed in 2008 for the first development on County Line Road in Madison. Another large development to be anchored by Wal-Mart is expected to complete construction in 2010 in west Madison.
     The foregoing and other pertinent data is available on the Huntsville/Madison County Chamber of Commerce’s and the FDIC’s websites.
     Montgomery. Montgomery is the second largest city and is the capital of Alabama. We have identified Montgomery as a high growth market for us as it has led Alabama in job growth from 1990 to 2006. Over that 17 year period, the Montgomery County employment base has grown by 22%, the number of unemployed persons had dropped by 31% and the labor force has increased by 19%. The areas’ per capita income grew from $18,500 in 1990 to $35,130 in 2005, an increase of 90%. Today, Montgomery County has the third highest per capita income in the state behind only Shelby and Jefferson counties. Montgomery has remained the fourth most populated county in Alabama.
     More than $1 billion has been spent on the revitalization of downtown Montgomery and the Riverfront development including over $180 million on a downtown four star hotel complex as well as $29 million on the renovation of the adjacent Convention Center. Downtown Montgomery also has a new $35 million baseball stadium as well a new intermodal parking facility and two additional parking decks are in progress. Also, the Montgomery Regional Airport has just completed a $40 million renovation and expansion project.

     As its capital city, the State of Alabama employs approximately 9,500 persons in Montgomery as well as numerous service providers. Montgomery is also home to Maxwell Gunter Air Force Base which employs 12,280 persons and the Air University, the worldwide center for US Air Force education. In May of 2005, Hyundai Motor Manufacturing Alabama opened its Montgomery manufacturing plant which was built with a capital investment of over $1.4 billion. That plant now employs over 3,500 people and is now producing two Hyundai models and has been further expanded with the addition of a new engine plant. That engine plant will also serve the new Kia manufacturing facility currently being built in West Point Georgia. The area has also benefited from the nearly 30 top tier Hyundai suppliers who have invested over $550 million in new plant facilities producing almost 8,000 additional jobs.
     The foregoing and other pertinent data can be found on the Montgomery Area Chamber of Commerce’s and the FDIC’s websites and recent publications of the Montgomery Area Chamber of Commerce, including an article written for them by Dr. Keivan Deravi, Ph. D., a professor of economics at Auburn University Montgomery.
     Dothan. Dothan, Houston County, is located in the southeastern corner of Alabama and is conveniently placed near the Florida panhandle and Georgia state line. We believe this location to be a great market entry due to its central hub, its accessibility to large distribution centers, its home to several major corporations, and its lack of personalized banking services currently being provided. According to the FDIC, Dothan’s deposit base has grown 36.2% during the past 6 years. Furthermore, Dothan’s two largest deposit holders are Regions Bank and Wachovia Bank, N.A. (formerly SouthTrust Bank and now part of Wells Fargo & Company), each of which have undergone substantial changes in recent years which we believe provides an opportunity for a new bank such as us. We believe the citizens of Dothan demand the personal service provided by the Bank making it a more viable option for the current residents versus large institutions such as Regions Bank and Wells Fargo Bank.
     According to the 2006 Census, the Dothan, Alabama MSA had a population of 138,234 people. Houston County consisted of around 95,660 people, showing a 9.2% increase from the 2000 Census. The Dothan, Alabama MSA has seen continued improvements in its unemployment rate, as it has decreased from 5% to 3% since 2000. Along with that, Houston County is seeing a constant increase in its average per job wage, from as low $25,000 in 2000 to just under $35,000 in 2006.
     We believe Dothan to be a growing market with greater needs considering the wide array of industries being serviced. The Dothan area, while being known as the peanut capital, is also home to several major corporations including General Electric, Michelin, Sony, Pemco World Aviation, International Paper, Globe Motors, AAA Cooper-Headquarters, and many more. Also, the strong presence of trucking and its strategic positioning in the Southeast market attracts distribution related projects to the Dothan MSA. For example, the development of the Houston County Distribution Park has allowed companies to take advantage of the 352-acre tract to serve consumers in the Southeast region of the United States. It being only minutes from the Florida state line, the large lots can serve distribution-related projects up to 1.2 million square feet in size.
     Dothan is a hub of healthcare for southeast Alabama, southwest Georgia and north Florida areas with two regional hospitals, Southeast Alabama Regional Medical Center employing 2,000 medical professionals, and Flowers Hospital employing 1,400 medical professionals. The area also has a strong history in the expansion of aviation jobs in Alabama through Enterprise-Ozark Community College (avionics and aviation mechanic training) and Fort Rucker-the Army Aviation Center of the United States. The highly specialized Dothan Airport Industrial Park offers the land and infrastructure to house aviation related projects with runway access to facilities.
     The existence of these industries and the constant growth allows an opportunity for the Bank to enter this market and flourish. The foregoing and other pertinent data can be found on the Dothan Chamber of Commerce’s and the FDIC’s websites.
     Deposit Growth in Our Markets
     Total deposits in Jefferson and Shelby Counties grew from approximately $14.5 billion in June 2001 to approximately $21.6 billion in June 2008, representing a compound average annual growth rate of approximately 5.86% over the period. Deposits in Madison County grew from approximately $3.2 billion in June 2001 to approximately $5.2 billion in June 2008, representing a compound average annual growth rate of approximately 7.18% over the period. Deposits in Montgomery County grew from approximately $2.9 billion in June 2001 to approximately $5.6 billion in June 2008, representing a compound average annual growth rate of approximately 9.86% over the period. Deposits in Houston County grew from approximately $1.3 billion in June 2001 to approximately $1.8 billion in June 2008, representing a compound average annual growth rate of approximately 4.76% over the period. While our markets have been negatively affected by the current recession and credit crisis, we believe that each of our markets will continue to grow and believe that many local affluent professionals and small business customers will do their banking with local, autonomous institutions that offer a higher level of personalized service.
Competition
     All phases of our business are highly competitive. We are subject to intense competition from various financial institutions and other companies or firms that offer financial services. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds. In making loans, the Bank is expected to compete with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.
     We currently conduct business principally through our eight banking offices. Based upon the latest data available on the FDIC’s website as of June 30, 2008, and our records, our total deposits in the Birmingham-Hoover MSA ranked 10th among 50 financial institutions, and represented approximately 2.01% of the total deposits in the Birmingham-Hoover MSA. Our total deposits in the Huntsville MSA would rank us 7th among 24 financial institutions, and represented approximately 3.88% of the total deposits in the Huntsville MSA. Our total deposits in the Montgomery MSA would rank us 11th among 20 financial institutions, and represented approximately 1.82% of the total deposits in the Montgomery MSA. We were not operating in Dothan in June 2008, the date of the latest FDIC data. Currently, we have one office in Dothan. Together, deposits for all institutions in Jefferson, Shelby, Montgomery, Madison, and Houston Counties represented approximately 44.64% of all the deposits in the State of Alabama.

	Number		Total		Market
	of	Our Market	Market		Share
	Branches	Deposits	Deposits	Ranking	Percentage
Market	(Dollar amounts in millions)
Alabama:
Birmingham-Hoover MSA	3	$490.7	$24,369.0	10/50	2.01%
Huntsville MSA	2	231.7	5,975.2	7/24	3.88%
Montgomery MSA	2	125.1	6,854.8	11/20	1.82%
     Our retail and commercial divisions operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally. Many of our competitors compete using offerings by mail, telephone, computer, and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel are also important competitive factors that we emphasize.
     Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Alabama, including some of the largest banks in the country. Many of our competitors serve the same counties we serve. Virtually every type of competitor for business of the type we serve has offices in Birmingham, Huntsville, Montgomery and Dothan, Alabama. In our Birmingham, Huntsville, Montgomery and Dothan market areas, our six largest competitors are generally Regions Bank, Wachovia Bank, N.A. (now a part of Wells Fargo & Company), Royal Bank of Canada, Compass Bank (owned by Banco Bilboa Vizcaya Argentaria), Colonial Bank and First Commercial Bank. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Business Strategy
     Management Philosophy
     Our philosophy is to operate as an urban bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary service areas. We believe this philosophy has attracted and will continue to attract customers and capture market share historically controlled by other financial institutions operating in the market. Our management and employees will focus on recognizing customers’ needs and delivering products and services to meet those targeted needs. We aggressively market to businesses, professionals and affluent consumers that may be underserved by the large regional banks that operate in their service areas. We believe that local ownership and control allows us to serve customers more efficiently and effectively and will aid in our growth and success.
     Operating Strategy
     In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop our image as an urban bank with a community focus; we have employed the following operating strategies:
•
Quality Employees. We strive to hire highly trained and seasoned staff. Staff are trained to answer questions about all of our products and services so that the first employee the customer encounters can usually resolve most questions the customer may have.

•
Experienced Senior Management. Our senior management has extensive experience in the banking industry, as well as substantial business and banking contacts in the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs.

•
Relationship Banking. We focus on cross-selling financial products and services to our customers. Our customer-contact employees are highly trained so that they recognize customer needs and can meet those needs with a sophisticated array of products and services offered by us. We view cross-selling as a means to leverage relationships and help provide useful financial services to retain customers, attract new customers and remain competitive.

•
Community-Oriented Directors. Our board of directors for the holding company and the Bank currently consists of residents of Birmingham, but we also have a non-voting advisory board of directors in each of the Huntsville, Montgomery and Dothan markets. Each of these directors represents a wide array of business experience and community involvement in the service areas in which they reside. As residents of our primary service area, they are sensitive and responsive to the needs of our proposed customers. In addition, these directors bring substantial business and banking contacts to us.

•
Highly Visible Offices. Our headquarters are highly visible in Birmingham’s south Jefferson County, downtown Huntsville, downtown Montgomery and downtown Dothan. We believe that a highly visible headquarters building gives us a powerful presence in the market.

•
Individual Customer Focus. We focus on providing individual service and attention to our target customers, which include privately-held businesses with $2 million to $250 million in sales, professionals, and affluent consumers. As our employees, officers and directors become familiar with our customers on an individual basis, they are able to respond to credit requests quickly.

•
Market Segmentation and Advertising. We utilize traditional advertising media such as local periodicals and local event sponsorships to increase awareness of us. The majority of our marketing and advertising efforts, however, are focused on leveraging our management’s, directors’, advisory directors’, and stockholders’ existing relationship network.

•	Telephone and Internet Banking Services. We offer various banking services by telephone through a 24-hour voice response unit and through Internet banking arrangements.

     Growth Strategy
     Since we believe that growth and expansion of our operations are significant factors in our success, we have implemented the following growth strategies:
•
Capitalize on Community Orientation. We seek to capitalize on the extensive relationships that our management, directors, advisory directors and stockholders have with businesses and professionals in the Birmingham, Huntsville, Montgomery and Dothan markets. We believe that these market sectors are not adequately served by the existing banks in such areas.

•	Emphasize Local Decision-Making. We emphasize local decision-making by experienced bankers. We believe this helps us attract local businesses and service-minded customers.

•
Offer Fee-Generating Products and Services. Our range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract our target customers and increase our market share. We strive to offer the businessperson, professional, entrepreneur and consumer the best loan services available while pricing these services competitively.

•
Office Strategy. We have opened two offices in Jefferson County, one, our headquarters in the Mountain Brook, Alabama area in 2005, and one in downtown Birmingham in 2006, one in north Shelby County in the Greystone area in 2006, two offices in Huntsville in 2006, two offices in Montgomery in 2007, and one office in Dothan in 2008.

Lending Services
     Lending Policy
     Our lending policies have been established to support the banking needs of our primary market areas. Consequently, we aggressively seek high-quality loans within a limited geographic area and in competition with other well-established financial institutions in our primary service areas who have greater resources and lending limits than we have.
     Our loan portfolio as of December 31, 2008 was comprised as follows:

	Dollar	Percentage of
	amount	portfolio
Loan Type	(In thousands)
Commercial, financial and agricultural	$325,968	33.67%
Real estate — construction	235,162	24.29%
Real estate — mortgage:
Owner occupied commercial	147,197	15.20%
1-4 family	137,019	14.15%
Other	93,412	9.65%

Total real estate — mortgage	377,628	39.00%

Consumer	29,475	3.04%

Total loans	$968,233	100.00%

     Loan Approval and Review
     Our loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, further approval must be obtained from the regional CEO and/or the Chief Executive Officer, Chief Risk Officer or Chief Credit Officer, based on our loan policies.
     Commercial Loans
     Commercial lending is directed principally toward businesses and professional service firms whose demand for funds falls within our legal lending limits. We also make loans to small- to medium-sized businesses in our primary service areas for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Typically, targeted borrowers have annual sales between $2 and $250 million. This category of loans includes loans made to individual, partnership or corporate borrowers, and such loans are obtained for a variety of business purposes. We offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas. These commercial lending products include seasonal loans, bridge loans and term loans for working capital, expansion of the business, or acquisition of property, plant and equipment. We also offer business lines of credit. The repayment terms of our commercial loans will vary according to the needs of each customer.

     Commercial loans will usually be collateralized. Generally, business assets are used and may consist of general intangibles, accounts receivables, inventory, equipment, or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk to collateral, it is underwritten to strict standards including valuations and general acceptability based on our ability to monitor its ongoing health and value.
     Our commercial loans are primarily underwritten on the basis of the borrower’s cash flow, expected ability to service its debt from income and degree of management expertise. As a general practice, we take as collateral a security interest in any available real estate, equipment or other personal property, although some commercial loans may be made on an unsecured basis in limited circumstances. This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates such as the recent economic recession and credit market crisis. General risks to an industry such as the recent economic recession and credit market crisis, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a credit review committee or board of directors’ level. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to us for review. These statements are analyzed for trends and the loan is assigned a risk grade accordingly. Based on this risk grade, the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
     Real Estate Loans
     We make commercial real estate loans, construction and development loans and residential real estate loans.
     Commercial Real Estate. Commercial real estate loan terms generally are limited to five years or less, although payments are usually structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding five years. In addition, we generally will require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements.
     Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. To mitigate these risks, we monitor our loan concentration. This type loan generally has a shorter maturity than other loan types giving us an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A higher risk grade will bring increased scrutiny by our management and the board of directors.
     Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of 12 to 24 months, and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80% of residential construction loans. Speculative construction loans will be based on the borrower’s financial strength and cash flow position. Development loans are generally limited to 75% of appraised value. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. During times of economic stress, this type loan has typically had a greater degree of risk than other loan types as has been evident in the current credit crisis which has resulted in numerous construction loan defaults among many commercial bank loan portfolios including a number of Alabama based banks such as Regions Financial Corporation and Colonial Bancgroup, Inc. which have reported substantial impaired and defaulted real estate development loans in 2008. To mitigate that risk, our board of directors and management reviews the entire portfolio on a periodic basis and we internally track and monitor these loans closely. On a quarterly basis, the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. We have increased our allocation within our loan loss reserve for construction loans from $3.5 million at the end of 2007 to $5.5 million at the end of 2008 as charge-offs for construction loans increased from $953,000 for 2007 to $2.3 million for 2008.

     Residential Real Estate Loans. Our residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate and maintain fixed rate mortgages with long-term maturity and balloon payments generally not exceeding five years. The majority of our fixed rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. Risks associated with these loans are generally less significant than those of other loans and involve fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems; however, real estate has recently experienced a period of declining prices which negatively affects real estate collateralized loans but this negative effect has to date been more prevalent in regions of the United States other than our primary service areas; however, homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any Alt-A or subprime loans.
     Consumer Loans
     We offer a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate but less risky than commercial loans. Risk of default is usually determined by the well being of the local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer type loans is generally managed though policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.
     Various types of consumer loans include the following:
•	home equity loans — open and closed end;

•	vehicle financing;

•	loans secured by deposits; and

•	secured and unsecured personal loans.
     The various types of consumer loans all carry varying degrees of risk. Loans secured by deposits carry little or no risk. Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default and have become particularly risky as housing prices decline thereby reducing and in some cases eliminating a home owner’s equity relative to their primary mortgage. To date, homes in our primary service areas have not experienced the severe price declines of homes in other regions of the United States; however, homes in our service areas have experienced some price declines in the past year. Our current underwriting policy allows home equity lines less than 90% of current market value. Although this appears high, our historical losses for Helocs have been very small (28 basis points last year). We also require the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to try to ensure the customer always has an equity position and is never “upside down.” Collateral is protected by requiring the customer to carry insurance showing us as loss payee. We also have a blanket policy that covers us in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, we are completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.

     Commitments and Contingencies
     As of December 31, 2008, we had commitments to extend credit beyond current fundings of approximately $294.5 million, had issued standby letters of credit in the amount of approximately $32.7 million, and had commitments for credit card arrangements of approximately $11.3 million. The following table allocates to each loan category our commitments to extend credit beyond current fundings:

		Percentage of
	Dollar	contractual
	amount	obligations
Loan Type	(In thousands)
Commercial, financial and agricultural	$201.5	68.40%
Real estate — construction	38.2	12.99%
Real estate — mortgage	41.7	14.16%
Consumer	13.1	4.45%

Total loans	$294.5	100.00%

     Policy for Determining the Loan Loss Allowance
     The allowance for loan losses represents our management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, our management evaluates the following factors:
•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge-off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•
changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications as has occurred in the residential mortgage markets and particularly for residential construction and development loans;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system and the degree of oversight by our board of directors;

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio; and

•	off-balance sheet credit risks.
     These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated as needed.
     All of our loans are assigned individual risk grades when underwritten. We have established minimum general reserves based on the asset quality grade of the loan. General reserve factors are also applied based on historical losses and management’s experience and common industry and regulatory guidelines.
     After a loan is underwritten and booked, it is monitored or reviewed by the account officer, management, internal loan review, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business, and may be able to ascertain if weaknesses are developing with the borrower, independent loan consultants perform an independent review annually, and federal and state banking regulators perform annual reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected, the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest, the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. If a loan will not be collected in full, the allowance for loan losses is increased to reflect our management’s estimate of potential exposure of loss.
     Our net loan losses to average total loans has increased to 0.41% for the year ended December 31, 2008 from 0.23% for the year ended December 31, 2007 and 0.28% for the year ended December 21, 2006. Historical performance, however, is not an indicator of future performance and forward results could differ materially particularly in the current real estate environment, economic recession and credit crisis. As of December 31, 2008, we had $7.7 million of non-accrual loans, all of which are secured real estate loans. We have allocated approximately $5.5 million of our allowance for loan losses for real estate construction loans and have a total loan loss reserve as of December 31, 2008 allocable to specific loan types of $7.0 million. We also currently maintain a general reserve which is not tied to any particular type of loan in the amount of approximately $3.6 million as of December 31, 2008, resulting in a total loan loss reserve of $10.6 million. Our management believes that based upon historical performance, known factors, overall judgment, and regulatory methodologies that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable even in the face of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
     While it is our policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, our management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
Investments
     In addition to loans, we make investments in securities, primarily in mortgaged-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Bank’s board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. The Bank’s investment policy provides that no more than 40% of its total investment portfolio shall be composed of municipal securities.
     The amortized cost, gross unrealized gains and losses and estimated fair value of our securities as of December 31, 2008 by type of security are shown below.

			Gross
		Gross Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and government sponsored agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	—	(772)	5,199

Total securities	$101,154	$2,837	$(1,652)	$102,339

     All securities held are traded in liquid markets and we have no auction-rate securities. As of December 31, 2008, we owned certain restricted securities from the Federal Home Loan Bank with an aggregate book value of $2.4 million and First National Banker’s Bank in which we invested $250,000. Neither of these securities have contractual maturities or quoted fair values, and no ready market exists for either of these securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

Deposit Services
     We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts. We currently have no brokered deposits. To attract deposits, the Bank employs an aggressive marketing plan throughout its service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, reinvestment in the community and our stockholders who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering direct, deposit, wire transfer, night depository, banking by mail and remote capture for non-cash items. The Bank is a member of the FDIC and thus our deposits are FDIC insured. With regard to non-interest bearing transaction accounts, the Bank has opted into the Temporary Liquidity Guarantee Program by which the FDIC guarantees non-interest bearing deposit transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through 2009. The following charts reflect our deposits as of December 31, 2008:
Deposits

Type of Deposit

(Dollars in Thousands)
Non-interest-bearing demand deposits	$121,459
Interest-bearing demand deposits	147,113
Money market accounts	602,743
Savings accounts	777
Time deposits	25,920
Time deposits, over $100,000	139,307

Total	$1,037,319

     The scheduled maturities of time deposits at December 31, 2008 are as follows:

		Less than
	$100,000 or more	$100,000	Total
Maturity	(Dollars in Thousands)
Three months or less	$58,633	$8,595	$67,228
Over three through six months	27,746	4,430	32,176
Over six months through one year	29,853	6,891	36,744
Over one year	23,075	6,004	29,079

Total	$139,307	$25,920	$165,227

Derivatives
     Prior to 2008, we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. A gain of $544,000 was recognized in interest income for the year ended December 31, 2008.
     During 2008, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps to meet customer needs, we entered into offsetting positions with a regional correspondent bank in order to minimize one risk. As of December 31, 2008, we were party to two swaps with notional amounts totaling approximately $12.4 million with customers, and two swaps with notional amounts totaling approximately $12.4 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designed as hedging instruments.
     We have entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer consisting of a 30-day period. In the event the loan is not delivered to the investor, we have no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2008 and 2007 were not material.

Other Banking Services
     Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone banking, direct deposit, Internet banking, traveler’s checks, safe deposit boxes, attorney trust accounts and automatic account transfers. We also participate in a shared network of automated teller machines and a debit card system that its customers are able to use throughout Alabama and in other states and, in certain accounts subject to certain conditions, we rebate to the customer the ATM fees automatically after each business day. Additionally, we offer Visa® credit card services through a correspondent bank as our agent.
Asset, Liability and Risk Management
     We manage our assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies. To monitor and manage the interest rate margin and related interest rate risk, we have established interest rate risk policies and procedures to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan originations and deposit activity and approve all pricing strategies. We attempt to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. Specifically, we chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.
Seasonality and Cycles
     We do not consider our commercial banking business to be seasonal.
Employees
     We had 152 full-time equivalent employees as of December 31, 2008. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
Supervision and Regulation
     Both we and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These regulations require compliance with various consumer protection provisions applicable to lending, deposits, brokerage and fiduciary activities. These guidelines also impose capital adequacy requirements and restrict our ability to repurchase stock or receive dividends from the Bank. These laws generally are intended to protect depositors and not stockholders. The following discussion describes the material elements of the regulatory framework that applies to us.
     Bank Holding Company Regulation
     Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).
Acquisition of Banks
     The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
     Under the BHC Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Alabama may purchase a bank located outside of Alabama. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Alabama may purchase a bank located inside Alabama. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Alabama law prohibits acquisitions of banks that have been chartered for less than five years. As a result, no bank holding company may acquire control of us until after the fifth anniversary date of the Bank’s incorporation which is April 28, 2010.
     Change in Bank Control.
     Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHC Act, before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.
     Permitted Activities
     A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.
     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:
•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.
     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.
     Support of Subsidiary Institutions
     Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     Bank Regulation and Supervision
     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to the Bank.
     Since the Bank is a commercial bank chartered under the laws of the State of Alabama, it is primarily subject to the supervision, examination and reporting requirements of the Federal Deposit Insurance Corporation (“FDIC”) and

the Alabama Department of Banking (the “Alabama Banking Department”). The FDIC and the Alabama Banking Department regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.
     Branching
     Under current Alabama law, the Bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Alabama. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Alabama law, with limited exceptions, currently permits branching across state lines through interstate mergers.
     Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a de novo branch in the state. A new law was enacted in Alabama providing for such branching by out-of-state banks in the state; conversely, the law provides that an Alabama state bank, such as the Bank, may establish, operate and maintain one or more branches in another state on a de novo basis without having to purchase another bank or its charter in that state. While this new law will increase competition in Alabama by out-of-state banks and financial institutions establishing de novo banks in Alabama, it will also allow us to establish start-up branches in other states without having to incur the expense and costs of a merger or acquisition.
     Prompt Corrective Action
     The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2008, the Bank qualified for the well-capitalized category.
     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
     FDIC Insurance Assessments
     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from $.00 to $.27 per $100 of deposit, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay the $780 million in annual interest payments on the $8 billion of Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and our rate has been set at 1.9 cents per $100 of deposits for the first quarter of 2009.
     The FDIC may terminate its insurance of deposits of a bank if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected, to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damage is superior to claims of stockholders of the insured depository institution but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.
     In October 2008, the FDIC inaugurated the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program consists of two basic components: (1) a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies; and (2) a full guarantee of non-interest bearing deposit transaction accounts. We opted into the transaction account guarantee portion of the TLG Program, which will insure all balances in non-interest bearing transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through December 31, 2009. The FDIC premiums paid by the Bank will increase by the amount of assessment charged on the balances in such accounts that are in excess of the maximum insured balances under normal FDIC coverage. We opted out of the senior unsecured debt guarantee portion of the TLG Program.
     Community Reinvestment Act
     The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open an office or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various CRA-related agreements.
     Other Regulations
     Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.
     Federal Laws Applicable to Credit Transactions
     The Bank’s loan operations are subject to federal laws applicable to credit transactions, such as the:
•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Service Members’ Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     Federal Laws Applicable to Deposit Transactions
     The deposit operations of the Bank are subject to:
•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Capital Adequacy
     We and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the holding company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008, our consolidated ratio of total capital to risk-weighted assets was 11.25%, and our ratio of Tier 1 Capital to risk-weighted assets was 10.18%.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 9.01%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
     As of December 31, 2008, the Bank’s most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that it is well-capitalized under the prompt corrective action provisions as of December 31, 2008.

					To Be Well-Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2008:
Total Capital to Risk-Weighted Assets:
Consolidated	$111,424	11.25%	$79,247	8.00%	$99,058	10.00%
ServisFirst Bank	110,242	11.14%	79,182	8.00%	98,977	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	100,822	10.18%	39,623	4.00%	59,435	6.00%
ServisFirst Bank	99,640	10.07%	39,591	4.00%	59,386	6.00%
Tier 1 Capital to Average Assets:
Consolidated	100,822	9.01%	44,746	4.00%	55,933	5.00%
ServisFirst Bank	99,640	8.91%	44,746	4.00%	55,933	5.00%
     Payment of Dividends
     We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our stockholders, is dividends the Bank pays to us as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to our payment of dividends to our stockholders. The policy of the Federal Reserve that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Delaware law.
     The Alabama Banking Department also regulates the Bank’s dividend payments and must approve any dividends that would exceed 50% of the Bank’s net income for the prior year. Under Alabama law, a state chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. As of December 31, 2008, the Bank’s surplus was equal to 57.6% of the Bank’s capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the Alabama Banking Department (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, the Bank would be limited to paying $14.8 million in dividends as of December 31, 2008. In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.
     The Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice.
     No dividends have ever been paid by us and there are no dividends planned to be paid to stockholders in the near future. We anticipate that our earnings, if any, will be held for purposes of enhancing our capital. Since our primary source of cash to pay dividends would come from dividends we receive from the Bank, we do not expect to be able to pay dividends in the near future.
     Restrictions on Transactions with Affiliates
     We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. State of Alabama banking laws also has similar provisions.
     Privacy
     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.
     Consumer Credit Reporting
     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FACT Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.
     The FCRA Amendments include, among other things:
•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•
for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information between us and the Bank for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because we do not share consumer information between us and the Bank, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
     Anti-Terrorism and Money Laundering Legislation
     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.
     Proposed Legislation and Regulatory Action
     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
     Effect of Governmental Monetary Policies
     The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict, and have no control over, the nature or impact of future changes in monetary and fiscal policies.
     Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Securities Exchange Act of 1934, as amended. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.
     Emergency Economic Stabilization Act of 2008 and Temporary Liquidity Guarantee Program
     In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.
     In addition, the Treasury was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury is making $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury is receiving warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.
     We made a decision to not participate in the CPP due to our financial position and its capital and liquidity positions and are therefore not subject to such regulation; provided, however, that we are expecting that additional material regulation will result from the EESA and subsequent acts which will affect all financial institutions whether or not they obtained funds from the CPP.
     In October 2008, the FDIC inaugurated the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program consists of two basic components: (1) a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies; and (2) a full guarantee of non-interest bearing deposit transaction accounts. We opted into the transaction account guarantee portion of the TLG Program, which will insure all balances in non-interest bearing transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through December 31, 2009. The FDIC premiums paid by the Bank will increase by the amount of assessment charged on the balances in such accounts that are in excess of the maximum insured balances under normal FDIC coverage. We opted out of the senior unsecured debt guarantee portion of the TLG Program.
Available Information
     Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our first annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these reports. You may also obtain a copy of any such report free of charge from us by requesting such copy in writing to 3300 Cahaba Road, Suite 300, Birmingham, Alabama 35223, Attn.: Investor Relations. This annual report and accompanying exhibits and all other reports and filings that we file with the SEC will be available for the public to view and copy (at prescribed rates) at the SEC’s Public Reference Room at 100 F Street, Washington, D.C. 20549. You may also obtain copies of such information at the prescribed rates from the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains such reports, proxy and information statements, and other information as we file electronically with the SEC by clicking on http://www.sec.gov.
ITEM 1A. RISK FACTORS.
     An investment in our common stock involves risks. Before deciding to invest in our common stock, you should carefully consider the risks described below, together with our consolidated financial statements and the related notes and the other information included in this annual report. The discussion below presents material risks associated with an investment in our common stock. Our business, financial condition and results of speculation could be harmed by any of the following risks or by other risks identified in this annual report. In such a case, the value of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See also, “Cautionary Note Regarding Forward-Looking Statements on Page 1.”
Risks Related to Our Industry
There can be no assurance that the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Capital Purchase Program (CPP). The Company on

November 17, 2008 publicly announced that it was not participating in the program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program.
     On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.
     In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in TARP.
     There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or our common stock.
     The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.
Current market conditions have, and may continue to, adversely affect us, our customers and our industry.
     Given the significance of our business in the United States, we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets may adversely affect our customers and thus our business, financial condition, and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Current market volatility and industry developments may adversely affect our business and financial results.
     The volatility in the capital and credit markets along with the housing declines during the last year has resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.
     Further, if other, particularly larger, financial institutions continue to fail to be adequately capitalized or funded, it may negatively impact our business and financial results. We routinely interact with numerous financial institutions in the ordinary course of business and are therefore exposed to operational and credit risk to those institutions. Failures of such institutions may significantly adversely impact our operations.

Recent unfavorable developments in the residential mortgage and related markets and the economy may adversely affect our business.
     Recently, the residential mortgage market in the United States has experienced an economic downturn that may adversely affect the performance and market value of our residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased in recent months and may continue to increase. In addition, in recent months, housing prices and appraisal values in many states have declined or at least stopped appreciating after an extended period of significant appreciation resulting in stagnant or declining housing values in the near term. An extended period of flat or declining housing values may result in increased delinquencies and losses on residential construction and mortgage loans. For more detail, see “Risks Related to Our Business” below.
Our profitability is vulnerable to interest rate fluctuations.
     As a financial institution, our earnings can be significantly affected by changes in interest rates, particularly our net interest income, the rate of loan prepayments, the volume and type of loans originated or produced, the sales of loans on the secondary market and the value of our mortgage servicing rights. Our profitability is dependent to a large extent on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing liabilities. We are affected by changes in general interest rate levels and by other economic factors beyond our control.
     Changes in interest rates also affect the average life of loans and mortgage-backed securities. The relatively lower interest rates in recent periods have resulted in increased prepayments of loans and mortgage-backed securities as borrowers have refinanced their mortgages to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest such prepayments at rates which are comparable to the rates on the prepaid loans or securities.
We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could have a material adverse effect on our profitability.
     We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy. The current recession and credit crisis has had major adverse affects on the banking and financial industry, many of which have lost well over fifty percent (50%) of their market capitalization during 2008 due to material and substantial losses in their loan portfolios and substantial write downs of their asset values. President Bush signed into law the EESA which includes the TARP through which the United States Treasury has been authorized to invest up to $700 billion in United States banking and financial institutions. Such amounts have been substantially increased by the ARRA. Banks that accept TARP money and other stimulus money will be subjected to greater regulations related thereto. While we did not take any TARP money and are thus not subject to any such related regulation, we may still be affected as Congress and regulators may still adopt material regulation which is generally applicable to all banks and financial institutions regardless of whether they accepted money from the TARP.
     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. As a new public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (“SOX”), and the related rules and regulations promulgated by the Securities and Exchange Commission. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have previously experienced. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we will be subject to as a public company. In addition, it is possible that the sudden application of these requirements to our business will result in some cultural adjustments and strain our management resources.

     We are currently in the process of conducting a comprehensive review and confirmation of the adequacy of our existing systems and controls as will be required under Section 404 of SOX. We may discover deficiencies in existing systems and controls. If that is the case, we intend to take the necessary steps to correct any deficiencies, and these steps may be costly to us and may strain our management resources. Our inability to comply with SOX and subsequent public disclosure of that fact may result in a decline in the market price for our common stock.
Changes in monetary policies may have a material adverse effect on our business.
     Like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities. A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations. This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, material adverse effect on the operating results of financial institutions including our business. Borrowings by the United States government to finance government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions.
Risks Related To Our Business
Our construction and land development loan portfolio is subject to unique risks that could adversely affect earnings.
     Recently, the residential mortgage market in the United States has experienced an economic downturn that may adversely affect the performance and market value of our residential loans, particularly construction and land development loans. Our construction and land development loan portfolio was $235.2 million at December 31, 2008, comprising 24.29% of our total loans. Construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown like the one we are currently experiencing, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could negatively affect the borrowers’ ability to repay on a timely basis. We, as well as our competition, have experienced a significant increase in impaired and non-accrual construction and land development loans for which we believe we have adequately reserved. Primarily as a result of the continued weakness in residential construction in our market areas, our total impaired loans increased to $15.9 million at December 31, 2008, compared to $11.6 million at December 31, 2007. Of this $15.9 million of impaired loans, $10.6 million were real estate construction loans. During 2008, we foreclosed on $13.4 million in real estate loans and transferred them to other real estate owned.
     In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
If we fail to maintain effective internal controls over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our financial condition and results of operations.
     Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal controls over financial reporting are necessary for us to provide reliable reports and prevent fraud.
     We believe that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We cannot guarantee that we will identify significant deficiencies and/or material weaknesses in our internal controls in the future, and our failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition and results of operations.
Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.
     Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the recent credit crisis, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2008 was $10.6 million, with $5.4 million of this allocated to our higher-risk portfolios of construction and land development, commercial real estate, and commercial and industrial loans.
     If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses which could consequently materially and adversely affect our business, financial condition, results of operations and future prospects.
     However, even if our assumptions are not inaccurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could consequently materially and adversely affect our business, financial condition, results of operations and future prospects.
Our business strategy includes the continuation of our growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to continue pursuing our growth strategy for our business through organic growth of our loan portfolio. Our prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial service companies in rapid growth stages, which include the risks associated with the following:
•	maintaining loan quality;

•	maintaining adequate management personnel and information systems to oversee such growth;

•	maintaining adequate control and compliance functions; and

•	securing capital and liquidity needed to support anticipated growth.
     We may not be able to expand our presence in our existing markets or successfully enter new markets, and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.

Our continued pace of growth will require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital or on terms acceptable to us could adversely affect our growth and/our financial condition and results of operations.
     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To capitalize our current growth, we completed the issuance of $15 million of trust preferred securities by our statutory trust, ServisFirst Capital Trust I, on September 2, 2008, and we completed the sale of 260,540 shares of our common stock at $25 per share or $6,513,500 of a $10,000,000 private placement on December 31, 2008 and expect to complete the remainder of the private placement by the end of the first quarter of 2009. Consequently, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital as we grow in the future. If capital is not available on favorable terms when we need it, we will have to either issue additional trust preferred securities, common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. In either of such events, our financial condition and results of operations may be negatively affected due to more expensive capital or our inability to maintain our growth.
Competition from financial institutions and other financial service providers may adversely affect our profitability.
     The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service areas in Jefferson, Shelby, Madison, Houston and Montgomery Counties of the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs.
     Additionally, in our service areas, we face competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These new, smaller competitors are likely to cater to the same small and medium-size business clientele and with similar relationship-based approaches as we do. Moreover, with their initial capital base to deploy, they could seek to rapidly gain market share by under-pricing the current market rates for loans and paying higher rates for deposits. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract our customers, and may attempt to hire our management and employees.
     We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service areas.
Unpredictable economic conditions or a natural disaster in the State of Alabama, particularly the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs, may have a material adverse effect on our financial performance.
     The majority of our borrowers and depositors are individuals and businesses located and doing business in Jefferson and Shelby Counties of the Birmingham-Hoover, Alabama MSA. We also have added borrowers and depositors in Madison County of the Huntsville, Alabama MSA since opening offices in Huntsville in 2006; in Montgomery County in the Montgomery, Alabama MSA since opening offices in Montgomery in 2007, and in Houston County in the Dothan, Alabama MSA since opening offices in Dothan in 2008. Therefore, our success will depend on the general economic conditions in the State of Alabama, and more particularly Jefferson, Shelby, Madison, Houston and Montgomery Counties in Alabama, which we cannot predict with certainty. Unlike many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in Alabama, particularly in such markets, than those of larger, more geographically diverse competitors. For example, a downturn in the economy of Jefferson and Shelby Counties, in the economy of Madison County, in the economy of Houston County or in the economy of Montgomery County could make it more difficult for our borrowers to repay their loans and may lead to loan losses that we can not offset through operations in other markets until we can expand our markets further.

We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income.
Lower lending limits than many of our competitors may limit our ability to attract borrowers.
     During our early years of operation, and likely for many years thereafter, our legally mandated lending limits will be lower than those of many of our competitors because we will have less capital than such competitors. Our lower lending limits may discourage borrowers with lending needs that exceed those limits from doing business with us. While we may try to serve these borrowers by selling loan participations to other financial institutions, this strategy may not succeed.
We may not be able to successfully expand into new markets.
     We have opened new offices and operations in three primary markets, Huntsville, Montgomery and Dothan, Alabama. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could have a material adverse effect on our operating results and financial condition and our ability to expand into new markets.
Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.
     We may not be able to sustain our historical rate of growth and may not even be able to expand our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a rising interest rate environment, a strong residential housing market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. As a small commercial bank, we have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk.
We are dependent on the services of our management team and board of directors, and the unexpected loss of key officers or directors may adversely affect our operations.
     If any of our or the Bank’s executive officers, other key personnel, or directors leaves us or the Bank, our operations may be adversely affected. In particular, we believe that Thomas A. Broughton III is extremely important to our success and the Bank. Mr. Broughton has extensive executive-level banking experience and is the President and Chief Executive Officer of us and the Bank. If he leaves his position for any reason, our financial condition and results of operations may suffer. The Bank is the beneficiary of a key man life insurance policy on the life of Mr. Broughton in the amount of $5 million. Also, we have hired key officers to run our banking offices in each of the Huntsville, Montgomery and Dothan, Alabama markets who are extremely important to our success in such markets. If either of them leaves for any reason, our results of operations could suffer in such markets. With the exception of the key officers in charge of our Huntsville, Montgomery and Dothan banking offices, we do not have employment agreements or non-compete agreements with any of our executive officers including Mr. Broughton. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success. If the composition of our board of directors changes materially, our business may also suffer. Similarly, if the composition of the respective advisory boards of the Bank change materially, our business may suffer in such markets.
Our directors and executive officers own a significant portion of our common stock and can exert influence over our business and corporate affairs.
     Our directors and executive officers, as a group, beneficially owned approximately 16.68% of our outstanding common stock as of December 31, 2008. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.
We are subject to environmental liability risk associated with lending activities.
     A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review before the loan is recorded and before initiating any foreclosure action on real property, these reviews may not be sufficient to detect environmental hazards.
Risks Related to Our Common Stock
We have no current intentions to pay dividends on our common stock.
     We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends. In addition, our ability to pay dividends is subject to regulatory limitations.
     The Alabama Banking Department also regulates the Bank’s dividend payments and must approve any dividends that the Bank proposes to pay during its first three years of operations as well as dividend payments that would exceed 50% of the Bank’s net income for the prior year. Under Alabama law, a state bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. As of December 31, 2008, the Bank’s surplus was equal to 57.6% of the Bank’s capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the Alabama Banking Department (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.
There are limitations on your ability to transfer your common stock.
     There is no public trading market for the shares of our common stock, and we have no current plans to list our common stock on any exchange. However, a brokerage firm may create a market for our common stock on the OTC/Bulletin Board or Pink Sheets without our participation or approval upon the filing and approval by the FINRA OTC Compliance Unit of a Form 211. As a result, unless a Form 211 is filed and approved, stockholders who may wish or need to dispose of all or part of their investment in our common stock may not be able to do so effectively except by private direct negotiations with third parties, assuming that third parties are willing to purchase our common stock.
Alabama and Delaware law limits the ability of others to acquire the Bank which may restrict your ability to fully realize the value of your common stock.
     In many cases, stockholders receive a premium for their shares when one company purchases another. However, under Alabama Banking Code Section 5-13B-23(c), no bank or bank holding company may acquire control of the Bank until it has been incorporated for at least five years (which is April 28, 2010 for the Bank). In addition, Alabama and Delaware law makes it difficult for anyone to purchase the Bank or us without approval of our board of directors. Thus, your ability to realize the potential benefits of any sale by us may be limited, even if such sale would represent a greater value for stockholders than our continued independent operation.
Our Certificate of Incorporation authorizes the issuance of preferred stock which could adversely affect holders of our common stock and discourage a takeover of us by a third party.
     Our Certificate of Incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock without any further action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of the shareholders may impede a takeover of us and prevent a transaction favorable to our shareholders.
An investment in our common stock is not an insured deposit.
     Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of his, her or its investment in our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     During 2008, we conducted our business primarily through our office located at 3300 Cahaba Road, Suite 300, Birmingham, Jefferson County, Alabama. This location, which also serves as our main office and headquarters, opened for business as a bank office in 2005.
     We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our banking offices all of which are leased.

State
MSA		Zip	Owned or	Date
Office Address	City	Code	Leased	Opened
Alabama:
Birmingham-Hoover MSA:
3300 Cahaba Road, Suite 300	Birmingham	35223	Leased	03/02/2005
324 Richard Arrington Junior Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	08/15/2006
Total:		3 Office(s)

Huntsville MSA:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
475 Providence Main, Suite 401	Huntsville	35806	Leased	08/21/2006
Total:		2 Office(s)

Montgomery MSA:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	06/04/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	09/26/2007
Total:		2 Office(s)

Dothan MSA:
256 Honeysuckle Road	Dothan	36305	Leased	10/17/2008
Brightleaf Court, Suite 12
Total:		1 Office

Total Offices in Alabama:		8 Office(s)

     We have announced plans to lease 28,900 square feet of a 50,000 square foot building being built near our current headquarters at the intersection of Cahaba Road and Shades Creek Parkway in a joint-venture with Protective Life Corp., whose home offices are adjacent to the land, and Birmingham-based construction company B.L. Harbert International. Construction began in the second quarter of 2008, and is expected to be completed during the second quarter of 2009.
     We are relocating the Dothan office into a building located at U.S. Highway 84 at the entrance to Grove Park. We will occupy 8,750 square feet of the building which has a total of 13,750 square feet. The new location offers better visibility and greater convenience for our customers.
ITEM 3. LEGAL PROCEEDINGS.
     There is currently no material litigation to which we and the Bank are subject other than as described below and such legal proceedings as are in the normal course of business for the Bank such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any threatened proceedings against us or the Bank which, if determined adversely, would have a material effect on our or the Bank’s business, financial position or results of operations.
     ServisFirst Bank v. Max Federal Credit Union. The Bank received a letter on or about August 12, 2008, from Max Federal Credit Union requesting an assurance that, within 14 days, the Bank would take measures to modify its logo to make it clearly distinguishable from the logo of Max Federal Credit Union. Max Federal Credit Union contended that the Bank’s incorporation of a blue square in its logo constituted trademark infringement upon the logo of Max Federal Credit Union which also incorporates a blue square. We concluded that the two logos were sufficiently dissimilar and that it was extremely unlikely that any customer of either of the institutions would actually be confused as a result of the use of both logos. Accordingly, the Bank issued a letter to Max Federal Credit Union proposing that the Bank and Max Federal Credit Union enter into a co-existence agreement in regards to the use of their logos. Max Federal Credit Union refused.
     The Bank then filed a Complaint for Declaratory Judgment in the Circuit Court of Montgomery County, Alabama on November 25, 2008 asking the Court to declare that the Bank’s use of its logo does not constitute trademark infringement or unfair competition and that Max Federal Credit Union’s purported trademark is not inherently distinctive. Max Federal Credit Union subsequently filed a counterclaim asking the Court to declare that Max Federal Credit Union has the exclusive right to use a blue square logo and to enjoin the Bank from utilizing a blue square logo in the 15 counties in the state of Alabama in which Max Federal Credit Union is chartered to do business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no public market for our common stock, and we have no current plans to list our common stock on any public market. Consequently, there have only been a very few secondary trades in our common stock. Our most recent sale of our common stock was at $25 per share on December 31, 2008, when we issued and sold to 106 accredited investors 260,540 shares of our common stock, for an aggregate purchase price of $6,513,500. As of December 31, 2008, we had approximately 953 stockholders of record holding 5,374,022 outstanding shares of our common stock, and we had 741,000 shares of our common stock presently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan.

Dividends
     We have never declared or paid dividends and there are no dividends planned to be paid to stockholders in the near future. We anticipate that our earnings, if any, will be held for purposes of enhancing our capital. Our payment of cash dividends is subject to the discretion of our Board of Directors and the Bank’s ability to pay dividends. The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that our bank subsidiary pays to us as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a complete discussion on the restrictions on dividends, see “Supervision and Regulation — Payment of Dividends” in Item 1.
Recent Sales of Unregistered Securities
     Trust Preferred Offering
     We established a new Delaware statutory trust subsidiary, ServisFirst Capital Trust I (the “Trust”), which issued, on September 2, 2008, 15,000 shares of its trust preferred securities, for $15 million or $1,000 per share. The Trust simultaneously issued 463,918 shares of its common securities to us for a purchase price of $463,918, or $1.00 per share, which together with the trust preferred securities, constitutes all of the issued and outstanding securities of the Trust. The Trust invested all of the proceeds from the sale of its trust preferred and common securities in our 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15.5 million (the “Debenture”), $500,000 of which came from us and is thus not new money. We are using the $15 million of net proceeds from the offering (after eliminating the $500,000 for our common securities) for general operating capital necessary for our growth. Holders of the trust preferred securities will be entitled to receive distributions accruing from the date of issuance, and payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008, unless we defer interest payments on the Debenture which pays interest to the Trust on the same dates at 8.5% per annum. We may defer interest payments on the Debentures and consequently the trust preferred securities for a maximum of 20 consecutive quarters; provided that, holders continue to accumulate additional distributions thereon at 8.5%, compounded quarterly, to the extent permitted by law. During any such deferral period, we may not pay dividends or make certain other distributions or payments to the holders of our common stock or any other capital stock junior to the Debentures as provided for in the Indenture. The trust preferred securities may be redeemed in whole or in part at any time on or after September 1, 2011, at a redemption price of $1,000 per share, plus accumulated and unpaid distributions. The Debentures may be redeemed in whole (but not in part) at a redemption price of $1,050 per share prior to September 11, 2011 upon the occurrence of a Special Event, as defined in the Indenture. We pay the Trust and the Trust pays us a distribution on the common securities also equal to 8.5%, just as for the trust preferred securities, but such payments are financially immaterial since we are paying to ourselves via the Trust.
     Additionally, we issued a total of 75,000 warrants each with the right to purchase one share of our common stock for a purchase price of $25.00. The warrants were issued in increments of 500 warrants for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) such date which is sixty (60) days following the date upon which our common stock becomes listed for trading upon a “national securities exchange” as defined in the Securities Exchange Act of 1934, as amended.
     Dothan Offering
     In connection with a private placement and pursuant to subscription agreements effective December 31, 2008, we issued and sold to 106 accredited investors living in or near the Dothan MSA 260,540 shares of our common stock for $25.00 per share, or an aggregate purchase price of $6,513,500 of a proposed $10 million private placement. We expect to complete the remainder of the private placement by the end of the first quarter of 2009. We issued the trust preferred shares and the shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.
Purchases of Equity Securities by the Registrant and Affiliated Purchasers
     We made no repurchases of our equity securities, and no Affiliated Purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information
     The following table sets forth certain information relating to our 2005 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of our 2005 Amended and Restated Stock Incentive Plan. The information below is as of December 31, 2008.

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation awards plans approved by security holders	801,000	13.98	284,000
Equity compensation awards plans not approved by security holders	55,000	17.27	—

Total	856,000	14.19	284,000

          We grant stock options as an incentive to employees, officers, directors, and consultants, as a means to attract or retain these individuals, to maintain and enhance our long-term performance and profitability, and to allow these individuals to acquire an ownership interest in our company. Our compensation committee administers this program, making all decisions regarding grants and amendments to these awards. All shares to be issued upon the exercise of these options must be authorized and unissued shares. In the event an option holder leaves us we may provide for varying time periods for exercise of options after the termination of ones employment; provided, that, an incentive stock option plan may not be exercised later than 90 days after an option holder terminates his or her employment with us unless such termination is a consequence of such options holder’s death or disability in which case the option period may be extended for up to 1 year after termination of employment. All of our issued options will vest immediately upon a transaction in which we merge or consolidate with or into any other corporation, or sell or otherwise transfer our property, assets, or business substantially in its entirety to a successor corporation. At that time, upon the exercise of the option, the option holder will receive the number of shares of stock or other securities or property, including cash, to which the holder of a like number of shares of common stock would have been entitled upon the merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto. All of our issued options have a term of 10 years. This means the options must be exercised within 10 years from the date of the grant. At December 31, 2008, we have issued and outstanding options to purchase 796,000 shares of our common stock.
     We issued to each of our directors upon the formation of the Bank in May 2005 warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchased price of $10.00 per share, expiring in ten years. These warrants became fully vested in May 2008.
     We granted non-plan stock options to certain key relationships to purchase up to an aggregate of 55,000 shares of our common stock at between $15.00 and $20.00 per share for 10 years. These stock options are non-qualified and are not part of our 2005 Amended and Restated Stock Incentive Plan. They vest 100% at one time five years after their date of grant.
Performance Graph
     The information included under the caption “Performance Graph” in this Item 5 of this Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.
     The following graph compares the change in cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Banks Index and the S&P Stock Index from 2005 through 2008. This comparison assumes $100 invested on May 2, 2005 in (a) our common stock, (b) the NASDAQ Banks Index, and (c) the NASDAQ Composite Index.

	Date
Index:	5/2/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
ServisFirst Bancshares, Inc.	100.00	100.00	150.00	200.00	250.00
NASDAQ Composite	100.00	114.35	125.23	137.52	81.77
NASDAQ Bank	100.00	105.91	117.57	91.62	69.70

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2008, 2007, 2006 and 2005 and for the years ended December 31, 2008, 2007 and 2006 and the period from May 2, 2005 (date of inception) to December 31, 2005 is derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
				As of and for
				the period from
				May 2, 2005
				(date of
				inception) to
				December 31,
	2008	2007	2006	2005
	(Dollars in thousands except for share data)
Selected Balance Sheet Data:
Total assets	$1,162,272	$838,250	$528,545	$277,963
Total loans	968,233	675,281	440,489	249,250
Loans, net	957,631	667,549	435,071	246,140
Securities available for sale	102,339	87,233	28,119	924
Cash and due from banks	22,844	15,756	15,706	4,188
Interest bearing balances with banks	30,774	34,068	22	—
Fed funds sold	19,300	16,598	37,607	20,725
Mortgage loans held for sale	3,320	2,463	2,902	1,778
Restricted equity securities	2,659	1,202	805	230
Premises and equipment, net	3,884	4,176	2,605	1,400
Deposits	1,037,319	762,683	473,348	244,048
Other borrowings	20,000	73	—	—
Trust preferred securities	15,087	—	—	—
Other liabilities	3,082	2,465	2,353	273
Stockholders’ equity	86,784	72,247	52,288	33,469
Selected Income Statement Data:
Interest income	$55,450	$51,417	$30,610	$6,580
Interest expense	20,474	25,872	13,335	2,325
Net interest income	34,976	25,545	17,275	4,255
Provision for loan losses	6,274	3,541	3,252	3,521
Net interest income after provision for loan losses	28,702	22,004	14,023	734
Non-interest income	2,704	1,441	911	101
Non-interest expense	20,576	14,796	8,674	3,161
Income (loss) before income taxes	10,830	8,649	6,260	(2,326)
Income taxes expenses (benefit)	3,825	3,152	2,189	(840)
Net income (loss)	7,005	5,497	4,071	(1,486)
Common Per Share Data:
Net income (loss), basic	$1.37	$1.19	$1.06	$(0.42)
Net income (loss), diluted	1.31	1.16	1.06	(0.42)
Book value	16.15	14.13	11.71	9.56
Weighted average shares outstanding:
Basic	5,114,194	4,631,047	3,831,881	3,500,000
Diluted	5,338,883	4,721,864	3,846,111	3,500,000
Actual shares outstanding	5,374,022	5,113,482	4,463,607	3,500,000

	As of and for the years ended December 31,
				As of and for the
				period from May
				2, 2005 (date of
				inception) to
	2008	2007	2006	December 31, 2005
Selected Performance Ratios:
Return on average assets	0.71%	0.78%	1.02%	(1.40)%
Return on average stockholders’ equity	9.28%	9.40%	9.96%	(6.65)%
Net interest margin(1)	3.70%	3.78%	4.60%	4.21%
Efficiency ratio(2)	54.61%	54.83%	50.67%	72.56%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.41%	0.23%	0.28%	0.53%
Non-performing loans to total loans	1.02%	0.66%	0.00%	0.28%
Non-performing assets to total assets	1.74%	0.73%	0.11%	0.25%
Allowance for loan losses to total gross loans	1.09%	1.15%	1.23%	1.25%
Allowance for loan losses to total non-performing loans	108.17%	173.94%	5,418.00%	446.20%
Liquidity Ratios:
Net loans to total deposits	92.32%	87.53%	91.91%	100.86%
Net average loans to average earning assets	85.84%	77.19%	89.34%	76.35%
Non-interest-bearing deposits to total deposits	11.71%	11.15%	15.05%	20.40%
Capital Adequacy Ratios:
Stockholders’ equity to total assets(3)	7.38%	8.50%	9.89%	12.04%
Total risked-based capital(4)	11.25%	11.22%	11.58%	13.42%
Tier I capital(5)	10.18%	10.12%	10.49%	12.28%
Leverage ratio(6)	9.01%	8.40%	10.32%	14.32%
Growth Ratios:
Percentage change in net income	27.43%	35.00%	373.93%	n/a
Percentage changed in diluted net income per share	12.93%	13.21%	352.38%	n/a
Percentage change in assets	38.65%	58.59%	90.15%	n/a
Percentage change in net loans	45.45%	53.43%	76.76%	n/a
Percentage change in deposits	36.00%	61.13%	93.96%	n/a
Percentage change in equity	20.12%	38.18%	56.23%	n/a

(1)
Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Total stockholders’ equity excluding unrealized losses on securities available for sale, net of taxes, divided by total assets.

(4)
Total stockholders’ equity excluding unrealized losses on securities available for sale, net of taxes, and intangible assets plus allowance for loan losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets. The FDIC required minimum to be well-capitalized is 10%.

(5)
Total stockholders’ equity excluding unrealized losses on securities available for sale, net of taxes, and intangible assets divided by total risk-weighted assets. The FDIC required minimum to be well-capitalized is 6%.

(6)
Total stockholders’ equity excluding unrealized losses on securities available for sale, net of taxes, and intangible assets divided by average assets less intangible assets. The FDIC required minimum to be well-capitalized is 5%; however, the Alabama Banking Department has required that the Bank maintain a Tier 1 capital leverage ratio of 7%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. This discussion should be read in conjunction with the financial statements and selected financial data included elsewhere in this document.
Forward-Looking Statements
     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this annual report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon our management’s belief as well as assumptions made by, and information currently available to, our management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us. See also “Cautionary Note Regarding Forward Looking Statements” on page 1.
Overview
     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, we operate eight full service banking offices located in Jefferson, Shelby, Madison, Houston and Montgomery counties in the metropolitan statistical areas (hereinafter, and more commonly, referred to as MSAs) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama.
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
     We are headquartered at 3300 Cahaba Road, Suite 300, Birmingham, Alabama 35223 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and one in the Dothan, Alabama MSA (Houston County) which constitute our primary service areas. We also serve certain adjacent areas to our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Critical Accounting Policies
     Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to the Consolidated Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.
Allowance for Loan Losses
     The allowance for loan losses, sometimes referred to as the “ALLL,” is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased.
Impairment of Assets
     Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent. Conforming one-to-four family residential mortgage loans, home equity and second mortgages, and consumer loans are pooled together as homogeneous loans and, accordingly, are not covered by Statement of Financial Accounting Standards (SFAS) No.114 “Accounting by Creditors for Impairment of a Loan.”
Investments Securities Impairment
     Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).
Results of Operations
     Net Income
     Net income for the year ended December 31, 2008 was $7.0 million, compared to a net income of $5.5 million for the year ended December 31, 2007. This increase in net income is primarily attributable to a significant increase in net interest income due to significant growth of our deposits and loan portfolio resulting from significant continued core growth in Birmingham, Huntsville and Montgomery and our expansion into Dothan. These positive effects were partially offset by a 77.2% increase in the provision for loan losses, from $3.5 million in 2007 to $6.3 million in 2008 and an increase of $5.8 million in non-interest expense, up 39.2%, from $14.8 million in 2007 to $20.6 million in 2008. The increase in provision for loan losses were the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth. Basic and diluted net income per common share were $1.37 and $1.31, respectively, for the year ended December 31, 2008, compared to $1.19 and $1.16, respectively, per common share for basic and diluted for the year ended December 31, 2007. Return on average assets was 0.71% in 2008, compared to 0.79% in 2007, and return on average stockholders’ equity was 8.71% in 2008, compared to 9.40% in 2007.
     Net income for the year ended December 31, 2007 was $ 5.5 million, compared to net income of $4.1 million for the year ended December 31, 2006. This increase in net income is primarily attributable to a significant increase in net interest income due to significant growth of our deposits and loan portfolio resulting from significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery. Basic and diluted net income per common share were $1.19 and $1.16, respectively, for the year ended December 31, 2007, compared to $1.06, for both basic and diluted income per share, for the year ended December 31, 2006. Return on average assets was 0.79% in 2007, compared to 1.02% in 2006, and return on average stockholders’ equity was 9.40% in 2007, compared to 9.96% in 2006.

	Year Ended
	December 31,		Change from the
	2008	2007	Prior Year
	(Dollars in Thousands)
Interest income	$55,450	$51,417	7.84%
Interest expense	20,474	25,872	(20.86)%

Net interest income	34,976	25,545	36.92%
Provision for loan losses	6,274	3,541	77.18%

Net interest income after provision for loan losses	28,702	22,004	30.44%
Noninterest income	2,704	1,441	87.65%
Noninterest expense	20,576	14,796	39.06%

Net income before taxes	10,830	8,649	25.21%
Provisions for income taxes	3,825	3,152	21.35%

Net income	$7,005	$5,497	27.43%

	Year Ended
	December 31,		Change from the
	2007	2006	Prior Year
	(Dollars in Thousands)
Interest income	$51,417	$30,610	67.97%
Interest expense	25,872	13,335	94.02%

Net interest income	25,545	17,275	47.87%
Provision for loan losses	3,541	3,252	8.89%

Net interest income after provision for loan losses	22,004	14,023	56.91%
Noninterest income	1,441	911	58.18%
Noninterest expense	14,796	8,674	70.58%

Net income before taxes	8,649	6,260	38.14%
Provisions for income taxes	3,152	2,189	43.99%

Net income	$5,497	$4,071	35.03%

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
     Net interest income increased $9.5 million, or 36.9%, to $35.0 million for the year ended December 31, 2008 from $25.5 million for the year ended December 31, 2007. This was due to an increase in total interest income of $4.0 million, or 7.8%, and a decrease in total interest expense of $5.4 million, or 20.9%. The increase in total interest income was primarily attributable to loan growth as a consequence of significant continued core growth in Birmingham, Huntsville and Montgomery and our expansion into Dothan in 2008.

     Net interest income increased $8.2 million, or 47.87%, to $25.5 million for the year ended December 31, 2007 from $17.3 million for the year ended December 31, 2006. This was due to an increase in total interest income of $20.8 million, or 67.97%, offset by an increase in total interest expense of $12.5 million, or 94.02%. The increase in total interest income was primarily attributable to loan growth as a consequence of significant continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007.
     Investments
     We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities.
     The investment portfolio at December 31, 2008 was $102.3 million, compared to $87.2 million at December 31, 2007. The interest earned on investments rose to $4.8 million in 2008 from $2.9 million in 2007. That was a result of higher average portfolio balances due to our growth. The average yield on the investment portfolio increased from 5.55% in 2007 to 5.60% in 2008, or 5 basis point(s).
     The investment portfolio at December 31, 2007 was $87.2 million, compared to $28.1 million at December 31, 2006. The interest earned on investments rose to $2.6 million in 2007 from $400,000 in 2006. That was a result of higher average portfolio balances due to our growth. The average yield on the investment portfolio increased from 5.54% in 2006 to 5.55% in 2007, or 1 basis point.
     Net Interest Margin Analysis
     The net interest margin is impacted by the average volumes of interest sensitive assets and interest sensitive liabilities and by the difference between the yield on interest sensitive assets and the cost of interest sensitive liabilities (spread). Loan fees collected at origination represent an additional adjustment to the yield on loans. Our spread can be affected by economic conditions, the competitive environment, loan demand, and deposit flows. The net yield on earning assets is an indicator of effectiveness of our ability to manage the net interest margin by managing the overall yield on assets and cost of funding those assets.
     The following table shows for the twelve months ended December 31, 2008, 2007 and 2006, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

	Average Consolidated Balance Sheets and Net Interest Analysis
	On a Fully Tax-Equivalent Basis

	For the Years Ended December 31
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Assets

Interest-earning assets:
Loans, net of unearned income(1)	$829,426	$49,997	6.03%	$532,280	$43,839	8.24%	$338,472	$28,280	8.36%
Investment securities:
Taxable	68,683	3,840	5.59%	40,665	2,235	5.50%	5,920	323	5.44%
Tax-exempt(2)	23,384	1,318	5.64%	16,972	962	5.67%	2,684	155	5.77%
Total investment securities(3)	92,067	5,158	5.60%	57,637	3,197	5.55%	8,604	478	5.54%
Federal funds sold	29,474	548	1.86%	87,592	4,379	5.00%	29,130	1,871	6.42%
Restricted equity securities	2,454	90	3.73%	1,110	45	4.05%	561	28	4.99
Interest bearing balances with banks	3,141	58	1.83%	5,286	250	4.76%	6	—	—

Total interest- earnings assets	$956,562	$55,851	5.84%	$683,997	$51,710	7.56%	$376,773	$30,657	8.14%

Non-interest earning assets:

	Average Consolidated Balance Sheets and Net Interest Analysis
	On a Fully Tax-Equivalent Basis

	For the Years Ended December 31
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Cash and due from banks	18,247			14,558			19,994
Net fixed assets and equipment	3,998			3,312			2,009
Allowance for loan losses, accrued interest and other assets	4,514			(177)			(1,250)
Total assets	$983,321			$701,690			$397,526
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest bearing demand deposits	$92,717	$1,522	1.64%	$41,824	$1,157	2.77%	$28,459	$675	2.37%
Savings deposits	455	3	0.64%	205	3	1.54%	126	2	1.47%
Money market accounts	558,313	12,411	2.22%	458,925	21,918	4.76%	244,618	11,607	4.73%
Time deposits	135,128	5,439	4.03%	55,002	2,793	5.08%	21,992	1,044	4.75%
Fed funds purchased	4,729	119	2.51%	—	—	—	122	7	5.69%
Other borrowings	20,838	980	4.71%	—	1	7.50%	—	—	—

Total interest bearing liabilities	$812,180	$20,474	2.52%	$555,956	$25,872	4.65%	$295,317	$13,335	4.52%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	92,451			84,051			60,138
Other liabilities	3,203			3,224			1,181
Stockholders’ equity	75,034			58,553			40,878
Unrealized gains(loss) on securities and derivative	453			(94)			12

Total liabilities and stockholders’ equity	$983,321			$701,690			$397,526

Net interest spread			3.32%			2.91%			3.62%
Net interest margin			3.70%			3.78%			4.60%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $920,000, $1,423,000 and $1,041,000 are included in interest income in 2008, 2007 and 2006, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(3)	Unrealized gains (losses) of $376,000, $233,000 and $(25,000) are excluded from the yield calculation in 2008, 2007 and 2006, respectively.

     The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Change in Interest Income and Expenses on a
	Tax-Equivalent Basis
	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income and Expense			Interest Income and Expense
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in Thousands)
Interest-earning assets:
Loans, net of unearned income	$24,477	$(18,319)	$6,158	$16,302	$(743)	$15,559
Investment securities:
Taxable	1,541	64	1,605	1,893	19	1,912
Tax-exempt	363	(7)	356	825	(18)	807
Restricted equity securities	53	(8)	45	8	11	19
Interest bearing balances with banks	(101)	(91)	(192)	248	—	248
Federal funds sold	(2,906)	(925)	(3,831)	3,755	(1,247)	2,508

Total earning assets	23,427	(19,286)	4,141	23,031	(1,978)	21,053

Interest-bearing liabilities:
Interest bearing demand deposits	1,408	(1,043)	365	317	165	482
Savings deposits	4	(4)	—	1	—	1
Money market accounts	4,747	(14,254)	(9,507)	10,167	142	10,309
Time deposits	4,069	(1,423)	2,646	1,564	187	1,751
Federal funds purchased	119	—	119	(7)	—	(7)
Other borrowings	979	—	979	1	—	1

Total interest-bearing liabilities	11,326	(16,724)	(5,398)	12,043	494	12,537

Increase in net interest income	$12,101	$(2,562)	$9,539	$10,988	$(2,472)	$8,516

     The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. We have been disciplined in raising interest rates on deposits only as the market demanded and thereby managing cost of funds. Also, we have not competed for new loans on interest rate alone, but rather we have relied on effective marketing to business customers.
     Our net interest spread and net interest margin were 3.32% and 3.70%, respectively, for the year ended December 31, 2008, compared to 2.91% and 3.78%, respectively, for the year ended December 31, 2007. Our average interest-earning assets for the year ended December 31, 2008 increased $272.6 million, or 39.9%, to $956.6 million from $684.0 million for the year ended December 31, 2007. This increase in our average interest-earning assets was due to continued core growth in Birmingham, Huntsville and Montgomery and our expansion into Dothan in 2008, increased loan production and increased investment securities. Our average interest-bearing liabilities increased $256.20 million, or 46.1%, to $812.2 million for the year ended December 31, 2008 from $556.0 million for the year ended December 31, 2007. This increase in our average interest-bearing liabilities is primarily due to an increase in interest bearing deposits in Birmingham, Huntsville and Montgomery and our expansion into Dothan which further increased our deposits. The ratio of our average interest-earning assets to average interest-bearing liabilities was 117.8% and 123.0% for the years ended December 31, 2008 and 2007, respectively.
     Our average interest-earning assets produced a taxable equivalent yield of 5.84% for the year ended December 31, 2008, compared to 7.56% for the year ended December 31, 2007. The average rate paid on interest-bearing liabilities was 2.52% for the year ended December 31, 2008, compared to 4.65% for the year ended December 31, 2007.
     Our net interest spread and net interest margin were 2.91% and 3.78%, respectively, for the year ended December 31, 2007, compared to 3.62% and 4.60%, respectively, for the year ended December 31, 2006. Our average interest-earning assets for the year ended December 31, 2007 increased $307.2 million, or 81.5%, to $684.0 million from $376.8 million for the year ended December 31, 2006. This increase in our average interest-earning assets was due to continued core growth in Birmingham and Huntsville and our expansion into Montgomery in 2007, increased loan production and increased investment securities. Our expansion into Montgomery added approximately $35.0 million in average interest earning assets in 2007, and we added approximately $103.9 million in Huntsville. Our average interest-bearing liabilities increased $260.7 million, or 88.3%, to $556.0 million for the year ended December 31, 2007 from $295.3 million for the year ended December 31, 2006. This increase in our average interest-bearing liabilities is primarily due to an increase in interest bearing deposits in Birmingham and Huntsville and our expansion into Montgomery which further increased our deposits. The ratio of our average interest-earning assets to average interest-bearing liabilities was 123.0% and 127.6% for the years ended December 31, 2007 and 2006, respectively.
     Our average interest-earning assets produced a taxable equivalent yield of 7.56% for the year ended December 31, 2007, compared to 8.14% for the year ended December 31, 2006. The average rate paid on interest-bearing liabilities was 4.65% for the year ended December 31, 2007, compared to 4.52% for the year ended December 31, 2006. The 58-basis point decrease in the yield on average interest earning assets along with the 13-basis point increase in the average rate paid on interest-bearing liabilities resulted in a decrease in our interest rate spread of 71 basis points. In 2007, increases in interest income of $20.8 million, or 68.0%, were offset by an increase in interest expense of $12.5 million, or 94.0%.

     Provision for Loan Losses
     The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. These processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) Statement No. 114 to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.
     The provision expense for loan losses were $6.27 million for the year ended December 31, 2008, an increase of $2.73 million, in comparison to $3.54 million in 2007. Our management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as we continue to grow. Also, nonperforming loans increased to $9.7 million, or 1.02%, of total loans at December 31, 2008 from $4.4 million, or 0.66%, of total loans at December 31, 2007. During 2008, we had net charged-off loans totaling $3.4 million, compared to net charged-off loans of $1.2 million for 2007. The ratio of net charged-off loans to average loans was 0.41% for 2008, compared to 0.23% for 2007. The allowance for loan losses totaled $10.6 million, or 1.10%, of loans, net of unearned income, at December 31, 2008, compared to $7.7 million, or 1.15%, of loans, net of unearned income, at December 31, 2008. Our management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as we continue to grow.
     The provision expense for loan losses were $3.54 million for the year ended December 31, 2007, an increase of $289,000, in comparison to $3.25 million in 2006. The provision is only moderately higher in comparison to 2006 as loan growth from 2006 to 2007 of $234.8 million continued to be relatively steady versus loan growth from 2005 to 2006 of $191.3 million. Also, nonperforming loans increased to $4.4 million, or 0.66%, of total loans at December 31, 2007 from $1,000 or less than one thousandth of a percent, of total loans at December 31, 2006. During 2007, we had net charged-off loans totaling $1.2 million, compared to net charged-off loans of $943,000 for 2006. The ratio of net charged-off loans to average loans was 0.23% for 2007, compared to 0.28% for 2006. The allowance for loan losses totaled $7.7 million, or 1.15%, of loans, net of unearned income, at December 31, 2007, compared to $5.4 million, or 1.23%, of loans, net of unearned income, at December 31, 2006.
     Noninterest Income
     Noninterest income increased $1.3 million, or 92.86%, to $2.7 million in 2008 from $1.4 million in 2007. This increase is due to our significant growth in deposits and lending fees. Noninterest income increased $530,000, or 58.18%, to $1.4 million in 2007 from $911,000 in 2006. This increase is due to our significant growth in deposits and lending fees.
     Income from mortgage banking operations for the year ended December 31, 2008 increased $341,000, or 52.1%, to $995,000 from $654,000 for the year ended December 31, 2007. This increase was due to increased refinancing activity during 2008, plus the addition of a loan production officer in the Montgomery, Alabama market in May 2008. Income from mortgage banking operations for the year ended December 31, 2007 increased $184,000, or 39.15%, to $654,000 from $470,000 for the year ended December 31, 2006. This increase was the result of higher originations and refinancings, and the addition of two loan production officers in the Huntsville, Alabama market, one in December 2006, and the other in July 2007. Income from customer service charges and fees for the year ended December 31, 2008 increased $686,000, or 117.5%, to $1.27 million from $584,000 for the year ended December 31, 2007. Income from customer service charges and fees for the year ended December 31, 2007 increased $208,000, or 55.32%, to $584,000 from $376,000 for the year ended December 31, 2006. These increases are primarily due to a gain of transaction accounts from 2006 to 2008. Our management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Merchant service fees for the year ended December 31, 2008 increased $282,000, or 144.6%, to $477,000 from $195,000 for the year ended December 31, 2007. Merchant service fees for the year ended December 31, 2007 increased $132,000, or 209.5%, to $195,000 from $63,000 for the year ended December 31, 2006.
     Noninterest Expense
     Noninterest expense increased $5.8 million, or 39.1%, to $20.6 million for the year ended December 31, 2008 from $14.8 million for the year ended December 31, 2007, primarily due to our continued growth and expansion which has resulted in the addition of personnel and the opening of new offices in Dothan. Noninterest expense increased $6.1 million, or 70.6%, to $14.8 million for the year ended December 31, 2007 from $8.7 million for the year ended December 31, 2006, primarily due to our growth and expansion which resulted in the addition of personnel and the opening of new offices in Montgomery and our reorganization into a holding company. Salaries and employee benefits increased $1.2 million, or 13.4%, to $10.5 million in 2008, compared to $9.3 million in 2007, and increased $4.1 million, or 77.7%, to $9.3 million in 2007, compared to $5.2 million in 2006. These increases are primarily the result of our increased employee base to 152 employees as of the end of 2008 from 38 as of the end of 2005 as a consequence of our expansion and growth. Other noninterest expenses increased $4.5 million, or 82.7%, to $10.0 million in 2008, compared with $5.5 million in 2007 and $3.4 million in 2006. Included in other expenses are expenses to carry other real estate owned, which was $1.6 million in 2008 compared to just $13,000 in 2007 and $19,000 in 2006. This was the result of increases in the amount of other real estate owned during 2008.
     Income Tax Expense
     Income tax expense was $3.8 million in 2008, compared to an income tax expense $3.2 million in 2007. Income tax expense was $3.2 million in 2007, compared to an income tax expense $2.2 million in 2006. Our effective tax rates for 2008, 2007 and 2006 were 35.32%, 36.44% and 35.00%, respectively. Our primary permanent differences are related to FAS 123(R) option expenses and tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to remain consistent with preceding years.
Financial Condition
     Assets
     Total assets at December 31, 2008, were $1.16 billion, an increase of $324.0 million, or 38.65%, over total assets of $838.3 million at December 31, 2007. Average assets for 2008 were $983.7 million, an increase of $282.0 million, or 40.2%, over average assets in 2007. Loan growth was the primary reason for the increase. Year-end 2008 net loans were $957.6 million, up $290.1 million, or 43.5%, over the year-end 2007 total net loans of $667.5 million.
     Total assets at December 31, 2007, were $838.3 million, an increase of $309.7 million, or 58.6%, over total assets of $528.5 million at December 31, 2006. Average assets for 2007 were $701.6 million, an increase of $304.1 million, or 76.5%, over average assets in 2006. Loan growth was the primary reason for the increase. Year-end 2007 net loans were $667.5 million, up $232.5 million, or 53.4%, over the year-end 2006 total net loans of $435.1 million.
     Our business model of operation results in a higher level of earning assets than peer banks. Earning assets are defined as assets which earn interest income. Earning assets include short-term investments, the investment portfolio and net loans. We maintain a higher level of earning assets because fewer assets are allocated to facilities, ATMs, cash, and due-from bank accounts used for transaction processing. Earning assets at December 31, 2008 were $1.1 billion, or 96.1% of total assets of $1.16 billion. Earning assets at December 31, 2007 were $816.8 million, or 97.4% of total assets of $838.3 million. We believe this ratio is expected to generally continue at these levels although it may be affected by economic factors beyond our control.
     Investment Portfolio
     We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities. At year end 2008, mortgage-backed securities represented 61.11% of the investment portfolio, state and municipal securities represented 28.81% of the investment portfolio, U.S. Treasury and government agencies represent 5.00%

of the investment portfolio, and corporate debt represents 5.08% of the investment portfolio. Our investment portfolio at December 31, 2008, 2007, and 2006 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(Dollars in Thousands)
As of December 31, 2008
Securities available for sale:
U.S. Treasury and government sponsored agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	$5,971	—	(772)	5,199

Total	101,154	$2,837	$(1,652)	$102,339

As of December 31, 2007
Securities available for sale:
U.S. Treasury and government sponsored agencies	$—	$—	$—	$—
Mortgage-backed securities	62,162	471	(30)	62,603
State and municipal securities	24,271	374	(15)	24,630
Corporate debt	—	—	—	—

Total	$86,433	$845	$(45)	$87,233

As of December 31, 2006
Securities available for sale:
U.S. Treasury and government sponsored agencies	$2,000	$—	$—	$2,000
Mortgage-backed securities	13,154	71	(42)	13,183
State and municipal securities	12,969	59	(92)	12,936
Corporate debt	—	—	—	—

Total	$28,123	$130	$(134)	$28,119

     All of our investments in mortgage-backed securities were pass-through mortgage-backed securities. We do not currently and did not have any structured investment vehicles at December 31, 2008. The amortized cost of securities in our portfolio totaled $101.2 million at December 31, 2008, compared to $86.4 million at December 31, 2007. The following table provides the amortized cost of our securities as of December 31, 2008 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range. All such securities held are traded in liquid markets.
Maturity of Investment Securities — Amortized Cost

			More than
	Less than	One year to	five years to	More than
	one year	five years	ten years	ten years	Total
	(Dollars in Thousands)
U.S. Treasury and government sponsored agencies	$—	$1,055	$3,107	$931	$5,093
Mortgage-backed securities	—	28,761	26,711	4,739	60,211
State and municipal securities		2,020	15,094	12,765	29,879
Corporate debt	—	—	4,032	1,939	5,971

Total	$—	$31,836	$48,944	$20,374	$101,154

Tax equivalent yield	—	5.17%	5.50%	5.82%	5.46%

     At December 31, 2008, we had $19.3 million in federal funds sold, compared with $16.6 million at December 31, 2007.
     The objective of our investment policy is to invest funds not otherwise needed to meet our loan demand to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any deposits of public funds, maintain compliance with regulatory investment requirements, and assist certain public entities with their financial needs. The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous board of directors meeting, is reviewed by the board at its next monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

     Loan Portfolio
     We had total loans of approximately $968.2 million at December 31, 2008. Approximately 59% of our loan portfolio is concentrated in the Birmingham-Hoover, Alabama, MSA, while approximately 27% is concentrated in the Huntsville, Alabama MSA. The Montgomery, Alabama MSA, with approximately 13% of our loans, and the Dothan, Alabama MSA, with only about 1% of our loans, represent a smaller portion of the total portfolio. With our loan portfolio concentrated in only a few markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local economic conditions.
     The following table details our loans at December 31, 2008, 2007, 2006 and 2005:

	December 31,
	2008	2007	2006	2005
	(Dollars in Thousands)
Commercial, financial and agricultural	$325,968	$219,684	$187,817	$95,356
Real estate — construction	235,162	195,238	128,029	46,997
Real estate — mortgage:
Owner occupied commercial	147,197	89,014	53,711	—
1-4 family mortgage	137,019	64,325	25,251	20,666
Other mortgage	93,412	83,663	20,308	76,153

Total real estate — mortgage	377,628	237,002	99,270	96,819

Consumer	29,475	23,357	25,373	10,078

Total loans	968,233	675,281	440,489	249,250

Less: allowance for loan losses	(10,602)	(7,732)	(5,418)	(3,110)

Net loans	$957,631	$667,549	$435,071	$246,140

     The following table details the percentage composition of our loan portfolio by type at December 31, 2008, 2007, 2006 and 2005:

	December 31,
	2008	2007	2006	2005
Commercial, financial and agricultural	33.67%	32.53%	42.64%	38.26%
Real estate — construction	24.29%	28.91%	29.07%	18.86%
Real estate — mortgage:
Owner occupied commercial	15.20%	13.18%	12.19%	—%
1-4 family mortgage	14.15%	9.53%	5.73%	8.29%
Other mortgage	9.65%	12.39%	4.61%	30.55%

Total real estate — mortgage	39.00%	35.10%	22.53%	38.84%

Consumer	3.04%	3.46%	5.76%	4.04%

Total loans	100.00%	100.00%	100.00%	100.00%
     The following table details maturities and sensitivity to interest rates changes for our commercial loans at December 31, 2008:

	Due in 1	Due in 1	Due after
	year or less	to 5 years	5 Years	Total
Type of Loan(1)	(Dollars in Thousands)
Commercial, financial and agricultural	$245,956	$63,724	$16,288	$325,968
Real estate — construction	221,787	12,352	1,023	235,162
Real estate — mortgage	176,016	163,673	37,939	377,628
Consumer	23,238	6,192	45	29,475

Total	$666,997	$245,941	$55,295	$968,233
Less: allowance for loan losses				$(10,602)

Net loans				$957,631

Interest rate sensitivity:
Fixed interest rates	$53,510	$247,547	$55,294	$356,351
Floating or adjustable rates	390,932	149,338	71,612	611,882

Total	$444,442	$396,885	$126,906	$968,233

(1)	Includes non-accrual loans.

     Asset Quality
     The following table presents a summary of changes in the allowances for loan losses since our inception in 2005. Our net charge-offs as a percentage of average loans for 2008 was higher than 2007 and 2006 at 0.41%, compared to 0.23% and 0.28%, respectively. The largest balance of our charge-offs are on real estate construction loans. Real estate construction loans represent 24.29% of our loan portfolio.
Analysis of Changes in Allowance for Loan Losses

				For the Period
				from May 2,
				2005 (date of
				inception) to
	For the Years Ended December 31,			December 31,
	2008	2007	2006	2005
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$7,732	$5,418	$3,110	$—

Charge-offs:
Commercial, financial and agricultural	(545)	(279)	(707)	(358)
Real estate — construction	(2,264)	(953)	(38)	—
Real estate — mortgage:
Owner occupied commercial	—	—	—	—
1-4 family mortgage	(480)	—	—	—
Other mortgages	(459)	—	—	—

Total real estate — mortgages	(939)	—	—	—

Consumer	(44)	(8)	(303)	(53)
Lease financing	—	—	—	—
Other	(74)	—	—	—

Total charge-offs	(3,866)	(1,240)	(1,048)	(411)

Recoveries:
Commercial, financial and agricultural	264	13
Real estate — construction	—	—	—	—
Real estate — mortgage	—	—	—	—
Consumer	198	—	104	—
Lease financing	—	—	—	—
Other	—	—	—	—

Total recoveries	462	13	104	—

Net charge-offs	(3,404)	(1,227)	(944)	(411)

Provision for loan losses charged to expense	6,274	3,541	3,252	3,521

Allowance for loan losses at end of period	$10,602	$7,732	$5,418	$3,110

	December 31,
	2008	2007	2006	2005
As a percentage of year-to-date average total loans:
Net charge-offs	0.41%	0.23%	0.28%	0.53%
Provisions for loan losses	0.76%	0.67%	0.97%	4.52%
Allowance for loan losses as a percentage of:
Year end loans	1.09%	1.15%	1.23%	1.25%
Nonperforming assets	52.68%	126.88%	n/a	n/a
     The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance is adequate at December 31, 2008.
     The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

Allocation of Allowance for Loan Losses

							For the Period from
							May 2, 2005 (date of
							inception) to
	For the Years Ended December 31,						December 31,
	2008		2007		2006		2005
		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in
		each		each		each		each
		category to		category to		category to		category to
(Dollars in Thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$1,489	33.67%	$1,714	32.53%	$1,767	42.64%	$1,032	38.26%
Real estate — construction	5,473	24.29%	3,487	28.91%	1,711	29.07%	395	18.86%
Real estate — mortgage	40	39.00%	340	35.10%	1,162	22.53%	1,444	38.84%
Consumer	5	3.04%	12	3.46%	114	5.76%	61	4.04%
Lease financing	—	—	—	—	—	—	—	—
Other	3,595	—	2,179	—	664	—	178	—

Total	$10,602	100.00%	$7,732	100.00%	$5,418	100.00%	$3,110	100.00%

     We target small and medium sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, our earnings will decrease. Additionally, we use an independent consulting firm to review our loans annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.
     Nonperforming Assets
     Nonaccrual loans totaled $7.7 million, $4.3 million, $1,000 and $297,000 as of December 31, 2008, 2007, 2006 and 2005, respectively. The table below summarizes our nonperforming assets for the last four years.
     The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2008, 2007, 2006 and 2005:
Nonperforming assets

					For the Period
					from May 2,
					2005 (date of
					inception) to
	For the Years Ended December 31,				December 31,
	2008	2007	2006		2005
	(Dollars in Thousands)
Non-accrual loans:
Number	27	20		1	1
Amount	$7,713	$4,284		$1	$297
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	1	2		—	1
Amount	$1,939	$187		$—	$400
Loans defined as “troubled debt restructurings”:
Number	—	—		—	—
Amount	$—	$—		$—	$—

Total nonperforming loans	$9,652	$4,471		$1	$697

Other real estate owned	$10,473	$1,623		$585	$—

Total nonperforming assets	$20,125	$6,094		$586	$697

Gross interest income lost on the above loans	$450	$177	$		$3
Interest income included in net income on the above loans	$232	$—		$—	$—
     The balance of nonperforming assets can fluctuate due to changes in economic conditions. It is our policy to classify loans as non-accrual when they are past due in principal or interest payments for more than ninety days or if it is otherwise not reasonable to expect collection of principal and interest due under the original terms. Exceptions are allowed for ninety day past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

     As of December 31, 2008, we had impaired loans of $15.9 million inclusive of nonaccrual loans, an increase of $4.3 million from $11.6 million as of December 31, 2007. We allocated $1.1 million of our allowance for loan losses at December 31, 2008 to these impaired loans with an aggregate principal balance of $15.9 million. The average balance of all impaired loans in 2008 was $13.5 million. Interest income foregone for impaired loans was $567,000 for the year ended December 31, 2008 and there was $644,000 of income recognized on impaired loans for the year ended December 31, 2008. A loan is considered impaired, based on current information and events, if our management has serious doubts that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependant. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.
     Of the $15.9 million of impaired loans reported as of December 31, 2008, $10.6 million were real estate — construction loans, $2.0 were commercial and industrial loans and $1.9 were multifamily real estate loans. Of the $10.6 million of impaired real estate — construction loans, $5.6 million (a total of twenty loans with eight builders) were residential construction loans and $5.0 million consisted of various residential lot loans from eight builders.
     The Bank has several procedures and special processes in place to ensure losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:
•	Close monitoring of the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watchlist;

•
Extensive monthly credit review for all watchlist/classified loans including formulation of aggressive workout or action plans. When a workout is not achievable, move immediately to collection/foreclosure mode to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration/loss of its value;

•	Requiring updated financial information, global inventory aging and interest carry analysis for existing builders to help identify potential future loan payment problems; and

•	New construction is generally limited to established builders/developers that are turning inventory and we have little desire to increase our fundings of developed lots and land.
     Deposits
     We rely on increasing our deposit base to fund loan and other asset growth. Each of the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs is highly competitive with financial institutions and banking facilities (as of December 31, 2008). We compete for local deposits by offering attractive products with premium rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance of and average rate paid on each of the following deposit categories at the Bank level for years ended 2008, 2007 and 2006:

	Average Deposits
	Average for Years Ended December 31,
	2008		2007		2006
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$92,451	—	$84,051	—	$60,138	—
Interest-bearing demand deposits	92,717	1.64%	41,824	2.77%	28,459	2.37%
Money market accounts	558,313	2.22%	458,925	4.76%	244,618	4.73%
Savings accounts	455	0.64%	205	1.54%	126	1.47%
Time deposits	19,144	3.99%	9,058	4.92%	3,596	4.74%
Time deposits, $100,000 and over	115,984	4.04%	45,944	5.11%	18,396	4.75%
Purchased time deposits	—	—	—	—	—	—

Total deposits	$879,064		$640,007		$355,333

     The scheduled maturities of time deposits at December 31, 2008 are as follows:

	$100,000 or more	Less than $100,000	Total
Maturity	(Dollars in Thousands)
Three months or less	$58,633	$8,595	$67,228
Over three through six months	27,746	4,430	32,176
Over six months through one year	29,853	6,891	36,744
Over one year	23,075	6,004	29,079

Total	$139,307	$25,920	$165,227

     Total average deposits in 2008 were $879.1 million, an increase of $239.1 million, or 37.4%, over the total average deposits of $640.0 million in 2007. Average non-interest bearing deposits increased by $8.5 million, or 10.1%, from $84.0 million in 2007 to $92.5 million in 2008. Average interest bearing deposits increased by $108.9 million from $677.7 million in 2007 to $786.6 million in 2008.
     Total average deposits in 2007 were $640.0 million, an increase of $284.7 million, or 80.11%, over the total average deposits of $355.3 million in 2006. Average non-interest bearing deposits increased by $23.9 million, or 39.77%, from $60.0 million in 2006 to $84.0 million in 2007. Average interest bearing deposits increased by $275.5 million from $402.1 million in 2006 to $677.7 million in 2007.
     We had no purchased deposits in 2008, 2007 or 2006.
     Stockholders’ Equity
     Stockholders’ equity increased $14.6 million during 2008, to $86.8 million at December 31, 2008 from $72.2 million at December 31, 2007. The increase in stockholders’ equity resulted primarily from (1) positive earnings of $7.0 million and (2) a private placement transaction, in which, we issued and sold to 106 accredited investors 260,540 shares of our common stock for $25.00 per share, or an aggregate purchase price of $6,513,500. Since December 31, 2008, we have sold an additional 136,560 shares of our common stock for $25.00 per share, or an aggregate purchase price of $3,414,000.
     We issued to each of our directors upon the formation of the Bank in May 2005 warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchased price of $10.00 per share, expiring in ten years. These warrants became fully vested in May 2008.
     We issued warrants to purchase 75,000 shares of our common stock at a price of $25.00 per share in the third quarter 2008. These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 9 to the Consolidated Financial Statements.
     We granted non-plan stock options to certain key relationships to purchase up to an aggregate of 55,000 shares of our common stock at between $15.00 and $20.00 per share for 10 years. These stock options are non-qualified and are not part of our 2005 Amended and Restated Stock Incentive Plan. They vest 100% at one time five years after their date of grant.

     Borrowed Funds
     We have available approximately $68.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.
     Off-balance sheet arrangements
     In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers. These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees. Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates.
     Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, credit card arrangements and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
     The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2008:

	2008	2007	2006
	(Dollars in Thousands)
Commitments to extend credit	$294,502	$291,937	$141,380
Credit card arrangements	11,323	5,849	2,441
Standby letters of credit and financial guarantees	32,655	21,010	32,924

Total	$338,480	$318,796	$176,745

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
     Derivatives
     Prior to 2008, we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. A gain of $544,000 was recognized in interest income for the year ended December 31, 2008.
     During 2008 the Bank entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps to meet customer needs, the Bank entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Bank. As of December 31, 2008, the Bank was party to two swaps with notional amounts totaling approximately $12.4 million with customers, and two swaps with notional amounts totaling approximately $12.4 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments.

     The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer consisting of a 30 day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2008 and 2007 were not material.
     Liability and Asset Management
     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.
     Our asset liability and investment committee of the Bank, which consists of four executive officers of the Bank, is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans to deposit ratios; and average maturity for certain categories of liabilities. The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2008, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.
Liquidity and Capital Adequacy
     Liquidity
     Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
     Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is critical, because the Company and the Bank have different funding needs and sources, and each are subject to regulatory guidelines and requirements. We are subject to general FDIC guidelines which require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.
     The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At December 31, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $175.3 million. Additionally, at such date we had available to us approximately $68.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank against “qualified” loans of the Bank (as defined by the FHLB). We also have approximately $146.0 million in borrowing capacity from the FHLB under a blanket pledge of our qualifying residential mortgages, consumer home equity lines of credit and second mortgage loans, and our commercial real estate loans. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
     To finance our continued growth and planned expansion activities, the Company issued, on September 2, 2008, 15,000 shares of trust preferred securities, for $15 million or $1,000 per share. Also, in connection with a private placement and pursuant to subscription agreements effective December 31, 2008, we issued and sold to 106 accredited investors 260,540 shares of our common stock for $25.00 per share, for an aggregate purchase price of $6,513,500. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.
     The following table reflects the contractual maturities of our term liabilities as of December 31, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
		Less Than	1-3	More than 3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations (1):	(Dollars in Millions)
Deposits without a stated maturity	$872	$—	$—	$—	$872
Certificates of deposit(2)	165	136	21	8	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	16	1	3	3	9
Purchase obligations	—	—	—	—	—
Federal Home Loan Bank borrowings	20	—	—	20	—
Trust preferred securities	15				15
Other long term liabilities

Total	$1,088	$137	$24	$31	$896

(1)	Excludes interest.

(2)
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy
     As of December 31, 2008, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2008. Furthermore, the Alabama Banking Department has required that we maintain a leverage ratio of 7%.
     The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by us for the first four years of its operations and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2008.

		Actual at
	“Well-Capitalized”	December 31, 2008
Total risk-based capital	10.00%	11.25%
Tier 1 capital	6.00%	10.18%
Leverage ratio	5.00%	9.01%
     For a description of capital ratios see Note 12 of “Notes to Consolidated Financial Statements” for the period ending December 31, 2008.
     Impact of Inflation
     Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce our volume of such activities and the income from the sale of residential mortgage loans in the secondary market.
Recent Accounting Pronouncements
     In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
     In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS162 identifies the source of accounting principals and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 is not expected to have an impact on the Company’s results of operations or financial condition.
     In February 2008, the FASB issued Staff Position No.157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-2 is finalized. The application of FSP 157-2 for our non-financial assets and liabilities is not expected to have a material impact on their reported values.
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt this Statement at the beginning of our fiscal year ending December 31, 2009. We have not determined the effect that the adoption of FAS 161 will have on our financial statement disclosures.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognized and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this standard at the beginning of our fiscal year ending December 31, 2009 for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements, but the impact will be limited to future acquisitions, if any, beginning in fiscal year 2009.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this Statement effective January 1, 2009. The Company does not expect the adoption of this FASB to have a significant impact on its results of operations and financial condition.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2008, our gap was within such ranges.
     The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at December 31, 2008. Management uses the one year gap as the appropriate time period for setting strategy.

	Rate Sensitivity Gap Analysis
	0-3	4-12	1-5	Over
	Months	Months	Years	5 years	Total
Interest earning assets:	(Dollars in Thousands)
Loans	$630,036	$60,253	$239,106	$38,838	$968,233
Securities	4,075	12,464	40,576	45,224	102,339
Federal funds sold	19,300	—	—	—	19,300
Interest bearing balances with banks	30,774	—	—	—	30,774

Total interest-earning assets	$684,185	$72,717	$279,682	$84,062	$1,120,646

Interest bearing liabilities:
Deposits:
Interest checking	$147,099	$—	$—	$—	$147,099
Money market and savings	750,593	—	—	—	750,593
Time deposits	67,228	68,824	29,169	—	165,221
Other borrowings	—	—	35,000	—	35,000

Total interest-bearing liabilities	$964,920	$68,824	$64,169	$—	$1,097,913

Interest sensitivity gap	$(280,735)	$3,893	$215,513	$82,876	$22,773

Cumulative sensitivity gap	$(280,735)	$(276,142)	$(61,325)	$22,733

Percent of cumulative sensitivity gap to total interest-earning assets	(25.1)%	(24.6)%	(5.5)%	2.0%

     The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. At December 31, 2008, the percent change at plus or minus 200 basis points is well within that range at (12.87)% and (8.42)% respectively.
     The chart below identifies the EVE impact of a shift in rates of 100 and 200 basis points in either direction.

	Economic Value of Equity Under Rate Shock
	At December 31, 2008
	-200bps	-100bps	0bps	+100bps	+200bps
Rate Change	(Dollars in Thousands)
Economic value of equity	$75,618	$88,209	$86,784	$83,391	$79,476

Actual dollar change	$(11,116)	$1,425	—	$(3,393)	$7,308

Percent change	(12.87)%	1.64%	—	(3.91)%	(8.42)%
     The one year gap ratio of (23.89)% indicates that we would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would decline in a falling rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The financial statements and supplementary data required by Regulations S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
ServisFirst Bancshares, Inc.
Birmingham, Alabama
     We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Birmingham, Alabama
March 9, 2009

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007
(In thousands, except share and per share amounts)

	2008	2007
ASSETS
Cash and due from banks	$22,844	$15,756
Interest bearing balances due from depository institutions	30,774	34,068
Federal funds sold	19,300	16,598

Cash and cash equivalents	72,918	66,422
Securities available for sale	102,339	87,233
Restricted equity securities	2,659	1,202
Mortgage loans held for sale	3,320	2,463
Loans	968,233	675,281
Less allowance for loan losses	(10,602)	(7,732)

Loans, net	957,631	667,549
Premises and equipment, net	3,884	4,176
Accrued interest and dividends receivable	4,026	3,949
Deferred tax assets	3,585	2,432
Other real estate owned	10,473	1,623
Other assets	1,437	1,201

Total assets	$1,162,272	$838,250

LIABILTIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$121,459	$85,018
Interest bearing	915,860	677,665

Total deposits	1,037,319	762,683
Other borrowings	20,000	73
Trust preferred securities	15,087	—
Accrued interest payable	1,280	782
Other liabilities	1,803	2,465

Total liabilities	1,075,489	766,003
Shareholders’ equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,374,022 and 5,113,482 shares issued and outstanding	5	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	70,729	63,159
Retained earnings	15,087	8,082
Accumulated other comprehensive income	962	1,001

Total shareholders’ equity	86,783	72,247

Total liabilities and shareholders’ equity	$1,162,272	$838,250

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share and per share amounts)

	2008	2007	2006
Interest income:
Interest and fees on loans	$49,997	$43,839	$28,280
Taxable securities	3,840	2,235	323
Nontaxable securities	917	669	108
Federal funds sold	548	4,379	1,871
Other interest and dividends	148	295	28

Total interest income	55,450	51,417	30,610

Interest expense:
Deposits	19,375	25,871	13,328
Borrowed funds	1,099	1	7

Total interest expense	20,474	25,872	13,335

Net interest income	34,976	25,545	17,275
Provision for loan losses	6,274	3,541	3,252

Net interest income after provision for loan losses	28,702	22,004	14,023

Noninterest income:
Service charges on deposit accounts	1,270	584	376
Other operating income	1,434	857	535

Total noninterest income	2,704	1,441	911

Noninterest expenses:
Salaries and employee benefits	10,552	9,308	5,238
Equipment and occupancy expense	2,157	1,566	826
Professional services	986	528	492
Other operating expenses	6,881	3,394	2,118

Total noninterest expenses	20,576	14,796	8,674

Income before income taxes	10,830	8,649	6,260
Provision for income taxes	3,825	3,152	2,189

Net income	$7,005	$5,497	$4,071

Basic earnings per share	$1.37	$1.19	$1.06

Diluted earnings per share	$1.31	$1.16	$1.06
See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	2008	2007	2006
Net income	$7,005	$5,497	$4,071

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during period from securities available for sale, net tax of $131, $273, and $6 for 2008, 2007 and 2006, respectively	254	531	12
Unrealized holding gains arising during period from derivative, net of tax of $23, $125 and $14 for 2008, 2007 and 2006, respectively	67	445	28
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $184	(360)	—	—

Other comprehensive income (loss)	(39)	976	40

Comprehensive income	$6,966	$6,473	$4,111

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share amounts)

				Accumulated Other	Total
		Additional	Retained Earnings	Comprehensive	Shareholders’
	Common Stock	Paid-In Capital	(Deficient)	Income (Loss)	Equity
Balance, December 31, 2005	$17,500	$17,470	$(1,486)	$(15)	$33,469
Sale of 963,607 shares	4,818	9,593	—	—	14,411
Other comprehensive income	—	—	—	40	40
Stock based compensation expense	—	297	—	—	297
Net income	—	—	4,071	—	4,071

Balance, December 31, 2006	22,318	27,360	2,585	25	52,288
Change in par value	(22,314)	22,314	—	—	—
Sale of 649,875 shares	1	12,945	—	—	12,946
Other comprehensive income	—	—	—	976	976
Stock based compensation expense	—	540	—	—	540
Net income	—	—	5,497	—	5,497

Balance, December 31, 2007	5	63,159	8,082	1,001	72,247
Sale of 260,540 shares	—	6,474	—	—	6,474
Other comprehensive loss	—	—	—	(39)	(39)
Stock based compensation expense	—	671	—	—	671
Relative fair value of warrants issued in connection with subordinated debentures	—	425	—	—	425
Net income	—	—	7,005	—	7,005

Balance, December 31, 2008	$5	$70,729	$15,087	$962	$86,783

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$7,005	$5,497	$4,071
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(1,237)	(1,036)	(837)
Provision for loan losses	6,274	3,541	3,252
Depreciation and amortization	926	615	396
Write-down of other real estate owned	1,289	—	—
Write-down of investment in limited partnership	—	—	541
Net accretion of investments	(320)	(447)	(29)
Amortized gain on derivative	544	—	—
Increase in accrued interest and dividends receivable	(77)	(1,047)	(1,693)
Stock compensation expense	671	540	297
Increase in accrued interest payable	498	226	383
Proceeds from mortgage loans held for sale	79,751	50,232	45,531
Originations of mortgage loans held for sale	(81,025)	(49,793)	(46,655)
Loss on sale of other real estate owned	180	—	—
Net change in other assets, liabilities, and other operating activities	(2,281)	1,879	1,958

Net cash provided by operating activities	12,198	10,207	7,215

INVESTMENT ACTIVITIES
Purchase of securities available for sale	(23,825)	(94,679)	(28,123)
Proceeds from maturities, calls and paydowns of securities available for sale	9,434	36,816	975
Increase in loans	(308,944)	(239,160)	(192,767)
Purchase of premises and equipment	(817)	(2,186)	(1,601)
Purchase of restricted equity securities	(1,457)	(397)	(574)
Purchase of interest rate floor	—	—	(230)
Proceeds from sale of interest rate floor	1,000	—	—
Proceeds from tenant reimbursement	183	—	—
Proceeds from sale of other real estate owned and repossessions	4,111	261	—
Additions to other real estate owned	(1,424)	(129)	(184)

Net cash used in investing activities	(321,739)	(299,474)	(222,504)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	36,441	13,794	21,480
Net increase in interest-bearing deposits	238,195	275,541	207,820
Proceeds from other borrowings	20,317	73	—
Repayments and maturities of borrowings	(390)	—	—
Proceeds from sale of stock, net	6,474	12,946	14,411
Net proceeds from issuance of trust preferred securities	15,000	—	—

Net cash provided by investing activities	316,037	302,354	243,711

Net increase in cash and cash equivalents	6,496	13,087	28,422

Cash and cash equivalents at beginning of year	66,422	53,335	24,913

Cash and cash equivalents at end of year	$72,918	$66,422	$53,335

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$19,976	$25,646	$12,953
Income taxes	4,169	4,371	1,605

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$417	$—	$—
Other real estate acquired in settlement of loans	13,650	3,141	585
Finance sale of other real estate owned	555	1,049	—
See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and provides a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. In addition, the Bank entered the Huntsville, Alabama market in 2006, the Montgomery, Alabama market in 2007 and the Dothan, Alabama market in 2008.
Basis of Presentation and Accounting Estimates
To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ from these estimates. The allowance for loan losses, valuation of foreclosed real estate, and fair values of financial instruments are particularly subject to change. All numbers are in thousands except share and per share data.
Cash, Due From Banks, Interest Bearing Balances Due from Financial Institutions
Cash and due from banks includes cash on hand, cash items in process of collection, amounts due from banks and interest bearing balances due from financial institutions. For purposes of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans, mortgage loans held for sale, federal funds sold, and deposits are reported net.
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances were approximately $25,000 at December 31, 2008 and $441,000 at December 31, 2007.
Investment Securities
Securities are classified as available for sale when they might be sold before maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.
Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies — (Continued)
Investments in Restricted Equity Securities Carried at Cost
Investments in restricted equity securities, without a readily determinable market value, are carried at cost.
Loans
Loans are stated at unpaid principal balances, less the allowance for loan losses. Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Interest income on nonaccrual loans is recognized on a cash basis or cost recovery basis until the loan is returned to accrual status. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan.
Mortgage Loans Held for Sale
The Company classifies certain residential mortgage loans as held for sale. Typically mortgage loans held for sale are sold to a third party investor within a very short time period and are sold without recourse. Net fees earned from this banking service are recorded in noninterest income.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Foreclosed Real Estate
Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at fair value less cost to sell, which becomes the property’s new basis. Any write downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in other operating expenses.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets (3 to 10 years). Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies — (Continued)
Derivatives and Hedging Activities
As part of its overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement 133), requires all derivative instruments to be carried at fair value on the balance sheet. Statement 133 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under Statement 133.
The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis (if the hedges do not qualify for short-cut accounting), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is re-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively and the derivative will continue to be carried on the balance sheet at its fair value with all changes in fair value being recorded in earnings but with no offsetting being recorded on the hedged item or in other comprehensive income for cash flow hedges.
The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2008 and 2007 were not material.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies — (Continued)
Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
Stock-Based Compensation
At December 31, 2008, the Company had a stock-based employee compensation plan for grants of options to key employees. The plan has been accounted for under the provisions of FASB Statement No. 123( R ), Share-based Payment, for the years ended December 31, 2008, 2007 and 2006 using the modified prospective-transition method. The stock-based employee compensation plan is more fully described in Note 9.
Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.
Loan Commitments and Related Financial Instruments
Financial instruments, which include credit card arrangements, commitments to make loans, and standby letters of credit, are issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as stand by letters of credit are considered financial guarantees in accordance with FASB Interpretation No. 45. The fair value of these financial guarantees is not material.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss), which is recognized as a separate component of equity, includes unrealized gains and losses on securities available for sale as well as the interest rate floor contract that qualified for cash flow hedge accounting.
Advertising
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $318,000, $272,000 and $330,000, respectively.
Recent Accounting Standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies — (Continued)
Recent Accounting Standards — (continued)
awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 is not expected to have an impact on the Company’s results of operations or financial condition.
In March, 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this Statement at the beginning of the Company’s fiscal year ending December 31, 2009. The Company does not expect the adoption of this FASB to have a significant impact on its results of operations and financial condition.
In February 2008, the FASB issued Staff Position No.157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-2 is finalized. The application of FSP 157-2 for non-financial assets and liabilities is not expected to have a material impact on their reported values.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions. Barring any acquisitions, the adoption of this FASB will not impact the Company’s results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies — (Continued)
will adopt this Statement effective January 1, 2009. The Company does not expect the adoption of this FASB to have a significant impact on its results of operations and financial condition.
NOTE 2. INVESTMENT SECURITIES
The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Market Value
		(In Thousands)
Securities Available for Sale
December 31, 2008:
U.S. Treasury and government sponsored agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	—	(772)	5,199

Total	$101,154	$2,837	$(1,652)	$102,339

Securities Available for Sale
December 31, 2007:
U.S. Treasury and government sponsored agencies	$—	$—	$—	$—
Mortgage-backed securities	62,162	471	(30)	62,603
State and municipal securities	24,271	374	(15)	24,630
Corporate debt	—	—	—	—

Total	$86,433	$845	$(45)	$87,233

The amortized cost and fair value of securities as of December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Market Value
	(In Thousands)
Due within one year	$—	$—
Due from one to five years	3,076	3,119
Due from five to ten years	22,233	21,798
Due after ten years	15,634	14,878
Mortgage-backed securities	60,211	62,544

	$101,154	$102,339

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. INVESTMENT SECURITIES — (Continued)
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2008 and 2007. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the loss in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
	(In Thousands)		(In Thousands)
December 31, 2008:
U.S. Treasury and government sponsored agencies	$(18)	$3,089	$—	$—
Mortgage-backed securities	(5)	1,868	—	—
State and municipal securities	(857)	14,814	—	—
Corporate debt	(772)	5,199	—	—

	$(1,652)	$24,970	$—	$—

December 31, 2007:
U.S. Treasury and government sponsored agencies	$—	$—	$—	$—
Mortgage-backed securities	(22)	6,440	(8)	726
State and municipal securities	(13)	3,309	(2)	773
Corporate debt	—	—	—	—

	$(35)	$9,749	$(10)	$1,499

One corporate debt security with an amortized cost of $1,005,000, and one municipal security with an amortized cost of $215,000 experienced a price decline greater than 20% during 2008. The Company believes the loss in value is the result of infrequent trades in the case of the corporate bond, and a low rating on the insurance company insuring the municipal security. Further, The Company believes, based on its analysis, there is no other than temporary impairment on either of these securities.
In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports.
There were no sales of securities during 2008 or 2007.
The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law as of December 31, 2008 and 2007 was $94,022,000 and $87,016,000, respectively.
Restricted equity securities include (1) a restricted investment in Federal Home Loan Bank stock for membership requirement and to secure available lines of credit, and (2) an investment in First National Banker’s Bank stock. The amount of investment in the Federal Home Loan Bank stock was $2,409,000 and $951,000 at December 31, 2008 and 2007, respectively. The amount of investment in the First National Banker’s Bank stock was $250,000 at December 31, 2008 and 2007.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS
The composition of loans is summarized as follows:

	December 31,
	2008	2007
	(In Thousands)
Commercial, financial and agricultural	$325,968	$219,640
Real estate-construction	235,162	195,538
Real estate-mortgage	377,628	237,002
Consumer	29,475	23,401

	968,233	675,281
Allowance for loan losses	(10,602)	(7,732)

Loans, net	$957,631	$667,549

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Balance, beginning of year	$7,732	$5,418	$3,110
Loans charged off	(3,866)	(1,240)	(1,048)
Recoveries	462	13	104
Provision for loan losses	6,274	3,541	3,252

Balance, end of year	$10,602	$7,732	$5,418

Impaired loans were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Total impaired loans	$15,880	$11,612	$1
Impaired loans with allowance allocated	6,254	6,185	1
Impaired loans without valuation allowance	9,626	5,427	—
Amount of allowance allocated	1,125	1,370	—
Average balance during the year	13,450	7,070	—
Interest income not recognized during impairment	450	177	—
Interest income recognized for impaired loans	644	—	—
Nonperforming loans were as follows:

	December 31,
	2008	2007
	(In Thousands)
Nonaccrual loans	$7,713	$4,284
Past due 90 days and still accruing	1,939	187

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS — (Continued)
In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In Thousands)
Balance, beginning of year	$12,078	$14,514
Advances	22,579	35,552
Repayments	(18,723)	(37,988)

Balance, end of year	$15,934	$12,078

NOTE 4. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)
Furniture and equipment	$3,511	$2,849
Leasehold improvements	2,422	2,450

	5,933	5,299
Accumulated depreciation	(2,049)	(1,123)

	$3,884	$4,176

The provisions for depreciation charged to occupancy and equipment expense for the year ended December 31, 2008, 2007 and 2006 were $926,000, $615,000 and $396,000, respectively.
The Company leases land and building space under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases are summarized as follows:

(In Thousands)
2009	$1,425
2010	1,476
2011	1,504
2012	1,528
2013	1,548
Thereafter	8,276

$15,757

For the years ended December 31, 2008, 2007 and 2006, annual rental expense on operating leases was approximately $1,009,000, $802,000 and $303,000, respectively.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. DEPOSITS
Deposits at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In Thousands)
Noninterest-bearing demand	$121,459	$85,018
Interest bearing checking	749,856	605,788
Savings	777	319
Time	25,920	11,667
Time, $100,000 and over	139,307	59,891

	$1,037,319	$762,683

The scheduled maturities of time deposits at December 31, 2008 were as follows:

(In Thousands)
2009	$136,148
2010	16,520
2011	4,747
2012	5,900
2013	1,912

$165,227

At December 31, 2008 and 2007, overdraft deposits reclassified to loans totaled $518,000 and $1,985,000, respectively.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. FEDERAL FUNDS PURCHASED
At December 31, 2008, the Company had available lines of credit totaling approximately $68.0 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. These lines are subject to annual renewals with varying interest rates.
NOTE 7. OTHER BORROWINGS
At December 31, 2008 and 2007, the composition of other borrowings is presented below.

	2008		2007
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
FHLB Advances
Fixed rate, due 2012 and 2013	$20,000	3.13%	$—	—%
Borrowing from correspondent bank under line of credit	—	—	73	7.50%

Total other borrowings	$20,000	3.13%	$73	7.50%

The Company had a line of credit with a regional bank allowing for the borrowing of up to $5,000,000. The line was paid in full and terminated in September 2008.
Other borrowings as of December 31, 2008, consist of two advances from the Federal Home Loan Bank in the amount of $10 million each. One has an original maturity of nine years, and the other has an original maturity of ten years.
The Bank has pledged certain qualifying mortgage loans with an aggregate carrying value of $282.3 million as collateral under the borrowing agreement with the FHLB. The Bank has borrowing capacity with the Federal Home Loan Bank of Atlanta totaling $146.4 million at December 31, 2008.
NOTE 8. SUBORDINATED DEBENTURES
On September 2, 2008 the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities to the public. The grantor trust invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The trust preferred securities can be redeemed prior to maturity (September 1, 2038) at the option of the Company on or after September 2, 2013. The sole assets of the guarantor trust are the junior subordinated deferrable interest debentures of the Company (the “debentures”) held by the grantor trust. The debentures have the same interest rate (8.50%) as the trust preferred securities. The Company has the right to defer interest payments on the debentures at any time or from time to time for a period not exceeding twenty consecutive quarters provided that no extension may extend beyond the stated maturity of the related debentures. During such extension period, distributions on the trust preferred certificates would also be deferred.
The trust preferred securities are subject to mandatory redemption upon payment of the related debentures at their stated maturity date or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for the redemption upon concurrent repayment of the related debentures.
Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the “Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the debentures, constitutes a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. SUBORDINATED DEBENTURES — (Continued)
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
The trust preferred securities and the related debentures were issued on September 2, 2008. Both financial instruments bear an identical annual rate of interest of 8.50%. The dates of the distributions are March 1, June 1, September 1, and December 1 of each year. Interest on the debentures is paid on corresponding dates. The aggregate amount of trust preferred certificates outstanding at September 30, 2008 was $15,000,000. The aggregate principal amount of debentures outstanding was $15,463,418. In addition, the Company issued a total of 75,000 warrants, each with the right to purchase one share of the Company’s common stock for a purchase price of $25.00. The warrants were issued in increments of 500 for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) such date which is sixty (60) days following the date upon which the Company’s common stock becomes listed for trading upon a “national securities exchange” as defined under the Securities Exchange Act of 1934, as amended. The Company estimates the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.65. This total value of $423,000 was recorded as a discount and reduced the net book value of the debentures to $15,052,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a 3 year period. These warrants had no intrinsic value as of December 31, 2008.
NOTE 9. DERIVATIVES
Prior to 2008 the Company entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of its floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. A gain of $544,000 was recognized in 2008.
The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer consisting of a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2008 and 2007 were not material.
During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of December 31, 2008, the Company was party to two swaps with notional amounts totaling approximately $12.4 million with customers, and two swaps with notional amounts totaling approximately $12.4 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded $823,000 in other assets and liabilities.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EMPLOYEE AND DIRECTOR BENEFITS
At December 31, 2008, the Company has a share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan was $671,000, $540,000 and $297,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Stock Option Plan
The Company’s 2005 Stock Incentive Plan (the “Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 525,000 shares of common stock. However, upon shareholder approval during 2006, the 2005 stock incentive plan was amended in order to allow the Company to grant stock options for up to 1,025,000 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts from 2007 through 2014 and are based on continuous service during that vesting period and have a ten-year contractual term. Dividends are not paid on unexercised options and dividends are not subject to vesting. The Plan provides for accelerated vesting if there is a change in control (as defined in the Plan). There are 284,000 stock option shares available to be granted as of December 31, 2008.
The Company has granted non-plan options to certain key relationships to purchase up to an aggregate amount of 55,000 shares of common stock at between $15.00 and $20.00 per share for 10 years. These options are non-qualified and not part of the 2005 Amended and Restated Stock Option Plan.
The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an index of Alabama traded community banks. The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2007	2006
Expected volatility	21.16%	20.00%	20.00%
Expected dividends	0.50%	0.50%	0.50%
Expected term (in years)	7 years	7 years	7 years
Risk-free rate	2.93%	4.15%	4.86%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $6.58, $4.92, and $3.92, respectively.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EMPLOYEE AND DIRECTOR BENEFITS — (Continued)
Stock Option Plan (Continued)
The following tables summarize the status of stock options granted by the Company:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Year Ended December 31, 2008:
Outstanding at beginning of year	712,500	$13.12	8.4	$4,905
Granted	98,500	24.31	—	—
Exercised	—	—	—	—
Forfeited	(15,000)	13.50	—	—

Outstanding at end of year	796,000	14.50	7.7	$8,363

Exercisable at end of year	68,598	$12.08	7.0	$886

Year Ended December 31, 2007
Outstanding at beginning of year	517,000	$11.35	9.0	$1,894
Granted	201,500	17.56	—	—
Exercised	—	—	—	—
Forfeited	6,000	10.00	—	—

Outstanding at end of year	712,500	13.12	8.4	$4,905

Exercisable at end of year	20,000	$10.00	7.3	$200

Year Ended December 31, 2006
Outstanding at beginning of year	229,000	$10.00	9.3	$—
Granted	304,000	12.30	—	—
Exercised	—	—	—	—
Forfeited	(16,000)	10.06	—	—

Outstanding at end of year	517,000	11.35	9.0	$1,894

Exercisable at end of year	10,000	$10.00	8.3	$50
Exercisable options at December 31, 2008 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
Range of		Average	Contractual	Intrinsic Value
Exercise Price	Shares	Exercise Price	Term (years)	(In Thousands)
$10.00	40,000	$10.00	6.4	$600
15.00	28,598	15.00	8.0	286

	68,598		7.0	$886

As of December 31, 2008, there was $2,034,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2008 was $199,000.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EMPLOYEE AND DIRECTOR BENEFITS — (Continued)
Stock Warrants
In recognition of the efforts and financial risks undertaken by the Company’s organizers, the Company granted organizers an opportunity to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Company’s common stock at the time of the date. The warrants fully vested on May 2, 2008, the third anniversary of the Bank’s incorporation, and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at December 31, 2008 and 2007 was 60,000.
As of December 31, 2008, all warrants were fully vested and related compensation expense recognized. The total fair value of shares vested during the year ended December 31, 2008 was $38,000.
The following tables summarize the status of stock warrants granted by the Company:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
				(In Thousands)
Year Ended December 31, 2008:
Outstanding at beginning of year	60,000	$10.00	7.3	$600
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	60,000	$10.00	6.3	$900

Exercisable at end of year	60,000	$10.00	6.3	$900

Year Ended December 31, 2007:
Outstanding at beginning of year	60,000	$10.00	8.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	60,000	$10.00	7.3	$600

Exercisable at end of year	40,000	$10.00	7.3	$400

Year ended December 31, 2006:
Outstanding at beginning of year	60,000	$10.00	9.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	60,000	$10.00	8.3	—

Exercisable at end of year	20,000	$10.00	8.3	$100
The Company has a retirement savings 401(k) and profit sharing plan in which all employees may participate upon attaining one year of service and the age of 21. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $303,000, $202,000 and $106,000 for 2008, 2007 and 2006, respectively.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. COMMON STOCK
During 2006, the Bank completed a private placement of 963,607 shares of common stock. The shares were issued and sold at $15 per share to accredited investors of which approximately 78,077 shares were purchased by directors, officers and their families. This sale of stock resulted in net proceeds of $14,411,000. This includes stock offering expenses of $43,000.
During 2007, the Bank completed private placements of 649,875 shares of common stock. The shares were issued and sold at $20 per share to accredited investors of which approximately 184,875 shares were purchased by directors, officers and their families. This sale of stock resulted in net proceeds of $12,946,000. This includes stock offering expenses of $51,000.
On August 16, 2007 ServisFirst Bancshares, Inc. was formed with 100,000,000 authorized shares of common stock, par value $.001, and issued 5,113,482 shares, and 5,000,000 shares of preferred stock, par value $.001, with no shares issued. On November 29, 2007, each share of ServisFirst Bank’s $5 par value common stock was exchanged for one share of ServisFirst Bancshares, Inc. $0.001 common stock. (See Note 18 of Notes to Consolidated Financial Statements).
During 2008, the Company completed private placements of 260,540 shares of common stock. The shares were issued and sold at $25 per share to accredited investors of which approximately 78,400 shares were purchased by directors, officers and their families. This sale of stock resulted in net proceeds of $6,474,000. This includes stock offering expenses of $39,000.
NOTE 12. REGULATORY MATTERS
The Bank is subject to dividend restrictions set forth by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on this, the Bank would be limited to paying $14.8 million in dividends as of December 31, 2008.
The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank and the financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2008, that the Company and the Bank meets all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective. To remain categorized as well capitalized; the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2008.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. REGULATORY MATTERS — (Continued)
The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$111,424	11.25%	$79,247	8.00%	$99,058	10.00%
ServisFirst Bank	110,242	11.14%	79,182	8.00%	98,977	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	100,822	10.18%	39,623	4.00%	59,435	6.00%
ServisFirst Bank	99,640	10.07%	39,591	4.00%	59,386	6.00%
Tier I Capital to Average Assets:
Consolidated	100,822	9.01%	44,746	4.00%	55,933	5.00%
ServisFirst Bank	99,640	8.91%	44,746	4.00%	55,933	5.00%

As of December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	78,978	11.22%	56,306	8.00%	N/A	N/A
ServisFirst Bank	79,035	11.22%	56,306	8.00%	70,382	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	71,246	10.12%	28,152	4.00%	N/A	N/A
ServisFirst Bank	71,303	10.12%	28,152	4.00%	42,229	6.00%
Tier I Capital to Average Assets:
Consolidated	71,246	8.40%	28,152	4.00%	N/A	N/A
ServisFirst Bank	71,246	8.40%	28,152	4.00%	35,082	5.00%

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. OTHER OPERATING INCOME AND EXPENSES
The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Other operating income
Mortgage fee income	$995	$654	$470
Merchant Services income	477	195	63
Loss on sale of other real estate owned	(180)	—	—
Other	142	8	2

	$1,434	$857	$535

Other operating expenses
Postage	$105	$129	$71
Telephone	206	130	81
Data Processing	1,341	718	442
FDIC insurance	568	203	36
Expense to carry other real estate owned	1,619	13	19
Recording fees	288	202	172
Supplies	274	205	176
Customer and public relations	409	335	199
Marketing	318	272	347
Sales and use tax	243	190	111
Donations and contributions	205	147	77
Directors fees	198	96	45
Other	1,107	754	342

	$6,881	$3,394	$2,118

NOTE 14. INCOME TAXES
The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Current	$5,062	$4,188	$3,026
Deferred	(1,237)	(1,036)	(837)

Income tax expense	$3,825	$3,152	$2,189

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. INCOME TAXES — (Continued)
The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2008
		% of Pre-tax
	Amount	Earnings
	(In Thousands)
Income tax at statutory federal rate	$3,683	34.00%
Effect on rate of:
State income tax, net of federal tax effect	191	1.76%
Tax-exempt income, net of expenses	(278)	-2.57%
Incentive stock option expense	177	1.64%
Other	52	0.48%

Effective income tax and rate	$3,825	35.31%

	Year Ended December 31, 2007
		% of Pre-tax
	Amount	Earnings
	(In Thousands)
Income tax at statutory federal rate	$2,941	34.00%
Effect on rate of:
State income tax, net of federal tax effect	165	1.91%
Tax-exempt income, net of expenses	(102)	-1.18%
Incentive stock option expense	163	1.88%
Other	(15)	-0.18%

Effective income tax and rate	$3,152	36.43%

	Year Ended December 31, 2006
		% of Pre-tax
	Amount	Earnings
	(In Thousands)
Income tax at statutory federal rate	$2,129	34.00%
Effect on rate of:
State income tax, net of federal tax effect	154	2.70%
Tax-exempt income, net of expenses	(175)	-8.26%
Incentive stock option expense	86	1.50%
Other	(5)	-1.13%

Effective income tax and rate	$2,189	28.81%

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. INCOME TAXES — (Continued)
The components of net deferred tax asset are as follows:

	December 31,
	2008	2007
	(In Thousands)
Other real estate	$309	$—
Start-up costs	154	168
Net unrealized (gains) losses on securities available for sale and cash flow hedge	(496)	(412)
Depreciation	(195)	(107)
Deferred loan fees	131	299
Allowance for loan losses	3,649	2,422
Nonqualified equity awards	116	41
Other	(83)	21

Net deferred income tax assets	$3,585	$2,432

The Company believes the net deferred tax asset is recoverable as of December 31, 2008 and 2007 based on the expectation of future taxable income and other relevant considerations.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Loan Commitments
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card arrangements, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. A summary of the Company’s commitments and contingent liabilities is approximately as follows:

	December 31,
	2008	2007
	(In Thousands)
Commitments to extend credit	$294,502	$291,937
Credit card arrangements	11,323	5,849
Standby letters of credit	32,655	21,010

	$338,480	$318,796

Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. CONCENTRATIONS OF CREDIT
The Company originates primarily commercial, residential, and consumer loans to customers in the Company’s market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in this area.
The Company’s loan portfolio is primarily concentrated in loans secured by real estate of which 64% is secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in that same market. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.
NOTE 17. EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Years Ended December 31,
	2008	2007	2006
	(In Thousands, except share and per share amounts)
Earnings per Share
Weighted average common shares outstanding	5,114,194	4,617,422	3,831,881

Net income	$7,005	$5,497	$4,071

Basic earnings per share	$1.37	$1.19	$1.06

Weighted average common shares outstanding	5,114,194	4,617,422	3,831,881
Dilutive effects of assumed conversions and exercise of stock options and warrants	224,689	104,442	14,230

Weighted average common and dilutive potential common shares outstanding	5,338,883	4,721,864	3,846,111

Net income	$7,005	$5,497	$4,071

Diluted earnings per share	$1.31	$1.16	$1.06

NOTE 18 RELATED PARTY TRANSACTIONS
Loans
As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2008 and 2007 in the amount of $15,934,000 and $12,078,000, respectively.
NOTE 19. FAIR VALUE MEASUREMENT
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

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of December 31, 2008:

	(In Thousands)
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets measured on a recurring basis:
Available for sale securities	$—	$102,339	$—	$102,339

Assets measured on a nonrecurring basis:
Impaired loans	—	—	15,880	15,880

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and financial liabilities that had not been previously carried at fair value.
During 2008, the Company recognized losses related to impaired loans that are measured at fair value on a nonrecurring basis. For the year ended December 31, 2008, $1,125,000 was recognized as specific allocation to the allowance for loan losses.
NOTE 20. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.
Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values.
Investment securities: Fair values for investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is based on quoted market prices of comparable instruments.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted equity securities: Fair values for other investments are considered to be their cost.
Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed rate commercial real estate, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.
Derivatives: The fair value of the derivative agreements are based on quoted prices from an outside third party.
Accrued interest and dividends receivable: The carrying amount of accrued interest and dividends receivable approximates its fair value.
Deposits: The fair value disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Other borrowings: The fair value of other borrowings are estimated using discounted cash flow analysis, based on interest rates currently being offered by the Federal Home Loan Bank for borrowings of similar terms as those being valued.
Trust preferred securities: The fair value of trust preferred securities are estimated using a discounted cash flow analysis, based on interest rates currently being offered on the best alternative debt available at the measurement date.
Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.
Loan commitments: The fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance-sheet instruments consist of non-fee-producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and short-term investments	$72,918	$72,918	$66,422	$66,422
Investment securities	102,339	102,339	87,233	87,233
Restricted equity securities	2,659	2,659	1,202	1,202
Mortgage loans held for sale	3,320	3,320	2,463	2,463
Loans, net	957,631	979,656	667,549	669,300
Accrued interest and dividends receivable	4,026	4,026	3,949	3,949
Derivative	823	823	796	796

	$1,143,716	$1,165,741	$829,614	$831,365

Financial Liabilities	$1,037,319	$1,038,502	$762,683	$763,368
Deposits	20,000	20,270	—	—
Borrowings	15,087	12,544	—	—
Trust preferred securities	1,280	1,280	782	782
Accrued interest payable	823	823	796	796

Derivative	$1,074,509	$1,073,419	$764,261	$764,946

NOTE 21. BUSINESS COMBINATION
During the second quarter of 2007 the shareholders approved the formation of a holding company for the Bank. On November 29, 2007, each share of the Bank’s $5 par value common stock was exchanged for one share of the Company’s $0.001 common stock. The combination was accounted for by transferring the net assets of the Bank to the Company at the carrying amount. The net income of the Bank prior to the combination was $4,963,000 and has been included in the consolidated statements of income for the year ended December 31, 2007.
NOTE 22. PARENT COMPANY FINANCIAL INFORMATION
BALANCE SHEETS
(In Thousands)

	December 31
	2008	2007
Assets
Cash and due from banks	$561	$1
Investment in subsidiary	100,602	72,304
Other assets	812	32

Total assets	101,975	72,337

Liabilities
Other borrowings	15,087	73
Other liabilities	105	17

	15,192	90

Stockholders’ equity
Common stock	5	5
Paid in capital	70,729	63,159
Retained earnings	15,087	8,082
Accumulated other comprehensive income	962	1,001

Total stockholders’ equity	86,783	72,247

Total liabilities and stockholders’ equity	$101,975	$72,337

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. PARENT COMPANY FINANCIAL INFORMATION (Continued)
STATEMENTS OF INCOME
In Thousands

	2008	2007
Income
Dividends received from subsidiary	$850	$—
Other income	330	—

Total income	880	—

Expense
Interest on other borrowing	12	1
Other operating expenses	867	88

Total expense	879	89

Income before income taxes and equity in undistributed earnings of subsidiary	1	(89)

Income tax benefit	(313)	(33)

Income before equity in undistributed earnings of subsidiary	314	(56)

Equity in undistributed earnings of subsidiary	6,691	590

Net income	$7,005	$534

STATEMENTS OF CASH FLOWS
(In Thousands)

	2008	2007
Operating activities
Net income	$7,005	534
Other	(180)	(16)
Equity in undistributed earnings of subsidiary	(6,691)	(590)

Net cash provided by (used in) operating activities	134	(72)

Investing activities
Investment in subsidiary	(20,975)	—

Net cash used in investing activities	(20,975)	—

Financing activities
Proceeds from other borrowings	317	73
Repayment of borrowings	(390)	—
Proceeds from issuance of trust preferred securities	15,000	—
Proceeds from issuance of common stock	6,474	—

Net cash provided by financing activities	21,401	73

Increase in cash and cash equivalents	$560	$1
Cash and cash equivalents at beginning of year	1	—

Cash and cash equivalents at end of year	$561	$1

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. The following data is only a summary and should be read with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2008 Quarter Ended
	(Dollars in Thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest Income	$13,835	$13,341	$13,881	$14,393
Interest Expense	5,748	4,647	5,004	5,075
Net Interest Income	8,087	8,694	8,877	9,318
Provision for Loan Loss	1,383	2,137	1,381	1,373
Net Income	1,570	1,750	1,724	1,961
Income Per Share, basic	0.31	0.34	0.34	0.38
Income Per Share, diluted	0.30	0.33	0.32	0.36

	2007 Quarter Ended
	(Dollars in Thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest Income	$10,882	$12,194	$13,816	$14,525
Interest Expense	5,225	6,133	7,099	7,415
Net Interest Income	5,657	6,061	6,717	7,110
Provision for Loan Loss	643	816	1,041	1,041
Net Income	1,509	1,294	1,264	1,430
Income Per Share, basic	0.32	0.28	0.27	0.32
Income Per Share, diluted	0.32	0.28	0.26	0.30
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2008.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
Management’s Report On Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Our Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders.
Code of Ethics
     Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code of Ethics. A copy of the Code of Ethics has been filed as Exhibit 14 to this Form 10-K.
Executive Officers of the Registrant
     The business experience of our executive officers, who are not also directors, is set forth below.
     William Foshee – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasure and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation from 2002 until it was acquired in 2005. Mr. Foshee received a Bachelor of Science in Accounting from Auburn University and is a C.P.A.
     Clarence C. Pouncey, III – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006 and Chief Risk Officer of the Bank from March 2006 until November 2006. Prior to jointing the Bank, Mr. Pouncey was employed by SouthTrust Bank (now Wells Fargo Bank) in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. Mr. Pouncey received a Bachelor of Science degree from the University of Alabama and a diploma from the Graduate School of Banking at Southern Methodist University.
     Andrew N. Kattos – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Bank, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos received a Bachelor of Science in Finance from the University of Alabama in Huntsville and received a diploma from The Graduate School of Banking at Louisiana State University. Mr. Kattos also serves on the advisory council of the University of Alabama in Huntsville School of Business.
     G. Carlton Barker – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Bank, Mr. Barker was employed by Regions Bank for 19 years in various capacities most recently as the Regional President for the Southeast Alabama Region. Mr. Barker received a Bachelor of Science in Business Administration from Huntingdon College and a graduate degree in banking at the Stonier Graduate School of Banking at Rutgers University. Mr. Barker also serves on the Huntingdon College Board of Trustees and on the Board of Directors of the Alabama State Banking Board.
     Ronald A. DeVane – Mr. DeVane has served as Executive Vice President and Dothan President and Chief Executive Officer of the Bank since August 2008. Prior to joining the Bank, Mr. DeVane held various positions with Wachovia Bank and SouthTrust Bank until his retirement in 2006, including CEO for Wachovia Midsouth Region which encompassed Alabama, Tennessee, Mississippi and the Florida panhandle from September 2004 until 2006, CEO of the Community Bank Division of SouthTrust from January 2004 until September 2004, and CEO for SouthTrust Bank of Atlanta and North Georgia from July 2002 until December 2003. Mr. DeVane graduated from Troy University and majored in Business Administration. Mr. DeVane is a Trustee at Samford University, a member of the Troy University Foundation Board, a Trustee of the Southeast Alabama Medical Center Foundation Board, and a Board Member of the National Peanut Festival Association.

ITEM 11. EXECUTIVE COMPENSATION.
     We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders
PART IV
ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.
          (a) The following financial statements are filed as a part of this registration statement:
          (b) The following exhibits are furnished with this registration statement.

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007(1)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws(1)

EXHIBIT NO.	NAME OF EXHIBIT

4.1	Common stock certificate(1)

4.2	Certain provisions from the Certificate of Incorporation(1)

4.3	Revised Common Stock Certificate(2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008(3)

4.5	Indenture dated September 2, 2008(3)

4.6	Guarantee Agreement dated September 2, 2008(3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008(3)

10.1	2005 Amended and Restated Stock Incentive Plan(1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005(1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006(1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006(1)*

10.5	Employment Agreement of G. Carlton Barker February 1, 2007(1)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 16 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers

21	List of Subsidiaries

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)
Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on March 28, 2008, and incorporated herein by reference.

(2)	Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2008, and incorporated herein by reference.

(3)	Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 3, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.
By:	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: March 10, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas A. Broughton, III Thomas A. Broughton, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/s/ William M. Foshee William M. Foshee	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2009

* Stanley M. Brock	Chairman of the Board	March 10, 2009

* Michael D. Fuller	Director	March 10, 2009

* James J. Filler	Director	March 10, 2009

* Joseph R. Cashio	Director	March 10, 2009

* Hatton C. V. Smith	Director	March 10, 2009

*
The undersigned, acting pursuant to a Power of Attorney, have signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above ad on the date indicated below.

/s/ William M. Foshee William M. Foshee
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007(1)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws(1)

4.1	Common stock certificate(1)

4.2	Certain provisions from the Certificate of Incorporation(1)

4.3	Revised Common Stock Certificate(2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008(3)

4.5	Indenture dated September 2, 2008(3)

4.6	Guarantee Agreement dated September 2, 2008(3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008(3)

10.1	2005 Amended and Restated Stock Incentive Plan(1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005(1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006(1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006(1)*

10.5	Employment Agreement of G. Carlton Barker February 1, 2007(1)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 16 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers

21	List of Subsidiaries

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

i

EXHIBIT NO.	NAME OF EXHIBIT

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)
Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on March 28, 2008, and incorporated herein by reference.

(2)	Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2008, and incorporated herein by reference.

(3)	Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 3, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan arrangements.
 ii