Form 10-Q
period 2009-03-31
ServisFirst Bancshares, Inc.
filed 2009-05-06
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53149
SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
(205) 949-0302
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2009

Common stock, $.001 par value	5,513,482

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands)

		December 31,
	March 31, 2009	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$17,925	$22,844
Interest-bearing balances due from depository institutions	1,019	30,774
Federal funds sold	88,751	19,300

Cash and cash equivalents	$107,695	72,918
Securities available for sale	105,260	102,339
Restricted equity securities	3,241	2,659
Mortgage loans held for sale	5,785	3,320
Loans	1,023,893	968,233
Less allowance for loan losses	(12,412)	(10,602)

Loans, net	1,011,481	957,631
Premises and equipment, net	3,778	3,884
Accrued interest and dividends receivable	3,934	4,026
Deferred tax assets	4,528	3,585
Other real estate owned	8,088	10,473
Other assets	1,772	1,437

Total assets	$1,255,562	$1,162,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$122,643	$121,459
Interest-bearing	1,004,504	915,860

Total deposits	1,127,147	1,037,319
Other borrowings	20,000	20,000
Trust preferred securities	15,123	15,087
Accrued interest payable	1,150	1,280
Other liabilities	916	1,803

Total liabilities	1,164,336	1,075,489
Shareholders’ equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,513,482 and 5,374,022 shares issued and outstanding	6	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	74,402	70,729
Retained earnings	15,808	15,087
Accumulated other comprehensive income	1,010	962

Total stockholders’ equity	91,226	86,783

Total liabilities and stockholders’ equity	$1,255,562	$1,162,272

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008
Interest income:
Interest and fees on loans	$12,509	$12,374
Taxable securities	1,108	906
Nontaxable securities	278	215
Federal funds sold	24	273
Other interest and dividends	18	67

Total interest income	13,937	13,835

Interest expense:
Deposits	4,393	5,722
Borrowed funds	498	26

Total interest expense	4,891	5,748

Net interest income	9,046	8,087
Provision for loan losses	2,460	1,383

Net interest income after provision for loan losses	6,586	6,704

Noninterest income:
Service charges on deposit accounts	356	256
Other operating income	563	288

Total noninterest income	919	544

Noninterest expenses:
Salaries and employee benefits	3,367	2,826
Equipment and occupancy expense	588	530
Professional services	214	316
Other operating expenses	2,263	1,158

Total noninterest expenses	6,432	4,830

Income before income taxes	1,073	2,418
Provision for income taxes	352	848

Net income	$721	$1,570

Basic earnings per share	$0.13	$0.31

Diluted earnings per share	$0.13	$0.30
See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(In thousands)

	2009	2008
Net income	$721	$1,570

Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $71 and $352 for 2009 and 2008, respectively	138	687
Unrealized holding gains arising during period from derivative, net of tax of $35 for 2008	—	68
Reclassification adjustment for net gains realized on derivatives in net income, net of tax benefit of $46 for 2009 and 2008	(90)	(90)

Other comprehensive income	48	665

Comprehensive income	$769	$2,235

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)
(In thousands)

		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2008	$5	$70,729	$15,087	$962	$86,783
Sale of 139,460 shares	1	3,478	—	—	3,479
Other comprehensive income	—	—	—	48	48
Stock based compensation expense	—	195	—	—	195
Net income	—	—	721	—	721

Balance, March 31, 2009	$6	$74,402	$15,808	$1,010	$91,226

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(In thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	$721	$1,570
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax benefit	(967)	(174)
Provision for loan losses	2,460	1,383
Depreciation and amortization	273	225
Net accretion of investments	(156)	(77)
Amortized gain on derivative	(136)	(136)
Decrease in accrued interest and dividends receivable	92	13
Stock compensation expense	195	161
(Decrease) increase in accrued interest payable	(130)	118
Proceeds from mortgage loans held for sale	51,562	16,873
Originations of mortgage loans held for sale	(54,320)	(19,178)
Loss on sale of other real estate	612	184
Net change in other assets, liabilities, and other operating activities	(1,178)	(1,161)

Net cash used in operating activities	(973)	(199)

INVESTMENT ACTIVITIES
Purchase of securities available for sale	(6,972)	(2,825)
Proceeds from maturities, calls and paydowns of securities available for sale	4,417	2,201
Increase in loans	(57,179)	(82,620)
Purchase of premises and equipment	(167)	(119)
Purchase of restricted equity securities	(582)	(1,456)
Proceeds from sale of interest rate floor	—	1,000
Proceeds from sale of other real estate owned and repossessions	2,926	—

Net cash used in investing activities	(57,557)	(83,819)

FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	88,644	3,595
Net increase in interest-bearing deposits	1,184	96,493
Proceeds from other borrowings	—	20,202
Proceeds from sale of stock, net	3,479	—

Net cash provided by financing activities	93,307	120,290

Net increase in cash and cash equivalents	34,777	36,272

Cash and cash equivalents at beginning of year	72,918	66,422

Cash and cash equivalents at end of year	$107,695	$102,694

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$5,021	$5,630
Income taxes	1,365	1,250

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$293	$—
Other real estate acquired in settlement of loans	1,436	2,085
See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
NOTE 1 — GENERAL
The accompanying condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2008.
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

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Shares and Per
	Share Data)
Earnings per share
Weighted average common shares outstanding	5,401,914	5,113,482

Net income	$721	$1,570

Basic earnings per share	$0.13	$0.31

Weighted average common shares outstanding	5,401,914	5,113,482
Dilutive effects of assumed conversions and exercise of stock options and warrants	287,495	170,435

Weighted average common and dilutive potential common shares outstanding	5,689,409	5,283,917

Net income	$721	$1,570

Diluted earnings per share	$0.13	$0.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 — EMPLOYEE AND DIRECTOR BENEFITS
Stock Options
At March 31, 2009, the Company has stock-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $195,000 and $161,000 for the three months ended March 31, 2009 and 2008, respectively.
Under the Company’s 2005 Amended and Restated Stock Option Plan (the “Plan”), there are 1,025,000 shares authorized for issuance. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is ten years.
The Company adopted the 2009 Stock Incentive Plan effective March 26, 2009. Up to 425,000 shares are reserved for issuance under the Plan pursuant to the exercise of options, SARs, restricted shares, or performance shares, all which are defined in the Plan.
The Company has granted non-plan options to certain persons representing key business relationships to purchase up to an aggregate amount of 55,000 shares of the Company’s common stock at between $15.00 and $20.00 per share for 10 years. These options are non-qualified and not part of the Plan.
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

	March 31,
	2009	2008
Expected volatility	20.00%	20.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7	7
Risk-free rate	1.65%	2.93%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes stock option activity during the three months ended March 31, 2009 and 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(years)	Value
				(In Thousands)
Three Months Ended March 31, 2009:
Outstanding at January 1, 2009	796,000	$14.50	7.7	$8,363
Granted	37,500	25.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2009	833,500	14.97	7.8	$8,363

Exercisable at March 31, 2009	75,264	$12.34	6.9	$953

Three Months Ended March 31, 2008:
Outstanding at January 1, 2008	712,500	$13.12	8.4	$4,905
Granted	13,500	20.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	726,000	13.24	8.2	$4,905

Exercisable at March 31, 2008	20,000	$10.00	7.1	$200

Options for 37,500 shares of the Company’s common stock were granted in the first quarter of 2009. There were no options exercised during the first quarter 2009.
Stock Warrants
In recognition of the efforts and financial risks undertaken by the Bank’s organizers in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at March 31, 2009 and 2008 was 60,000.
The company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 9.
NOTE 5 — DERIVATIVES
Prior to 2008 the Company entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 has been deferred and will be amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. A gain of $136,000 was recognized in interest income for the three months ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During 2008 the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of March 31, 2009, the Company was party to two swaps with notional amounts totaling approximately $12.3 million with customers, and two swaps with notional amounts totaling approximately $12.3 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded the value of these swaps at $850,000 in offsetting entries in other assets and other liabilities.
The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of March 31, 2009 and December 31, 2008 were not material.
NOTE 6 — ADOPTION OF NEW ACCOUNTING INTERPRETATIONS
In March, 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB No. 133” (SFAS No. 161). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. See Note 5 for the Company’s disclosures about its derivative instruments and hedging activities.
In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company’s adoption of the provisions of this EITF effective January 1, 2009 did not have an impact on the consolidated financial statements.
NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS
In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for the second quarter of 2009.
In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.
In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.
NOTE 8 — FAIR VALUE MEASUREMENT
The Company adopted the methods of fair value measurement as described in SFAS No. 157, “Fair Value Measurement,” effective January 1, 2008. SFAS No.157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:

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
Securities – where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.
Interest Rate Swap Agreements – The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy. These fair value estimations include primarily market observable inputs such as yield curves and option volatilities, and include the value associated with counterparty credit risk.
Impaired Loans- Loans are considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of Loans,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent. Impaired loans are subject to nonrecurring fair value adjustment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. During the three months ended March 31, 2009 and 2008, $1,877,000 and $455,000, respectively, was recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis. Impaired loans are classified within Level 3 of the hierarchy.
Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. $791,000 and $57,000 was charged to earnings for the three months ended March 31, 2009 and 2008, respectively. These charges were for write-downs in the value of OREO and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.
The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of March 31, 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(In Thousands)
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:
Available for sale securities	$—	$105,260	$—	$105,260
Interest rate swap agreements	—	850		850

Total assets at fair value	$—	$106,110	$—	$106,110

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$—	$850	$—	$850

Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$—	$19,359	$19,359
Other real estate owned	—	—	8,088	8,088

Total assets at fair value	$—	$—	$27,447	$27,447

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and financial liabilities that had not been previously carried at fair value.
NOTE 9 — SUBORDINATED DEFERRABLE INTEREST DEBENTURES
On September 2, 2008, ServisFirst Capital Trust I, a subsidiary of the Company (the “Trust”), sold 15,000 shares of its 8.5% trust preferred securities to “accredited” investors for $15,000,000 or $1,000 per share and 463,918 shares of its common securities to the Company for $463,918 or $1.00 per share. The Trust invested the $15,463,918 of the proceeds from such sale in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”). The Debenture bears a fixed rate of interest at 8.5% per annum and is subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company will not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless approved by a majority of the holders of the outstanding trust preferred securities.
Holders of the trust preferred securities are entitled to receive distributions accruing from the original date of issuance. The distributions are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008. The distributions accrue at an annual fixed rate of 8.5%. Payments of distributions on the trust preferred securities will be deferred in the event interest payments on the Debenture is deferred, which may occur at any time and from time to time, for up to 20 consecutive quarterly periods. During any deferral period, the Company may not pay dividends or make certain other distributions or payments as provided for in the Indenture. If payments are deferred, holders accumulate additional distributions thereon at 8.5%, compounded quarterly, to the extent permitted by law.
In addition, the Company issued a total of 75,000 warrants, each with the right to purchase one share of the Company’s common stock for a purchase price of $25.00. The warrants were issued in increments of 500 for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) 60 days following the date upon which the Company’s common stock becomes listed for trading upon a “national securities exchange” as defined under the Securities Exchange Act of 1934, as amended. The Company estimated the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.65. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
total value of $423,000 was recorded as a discount and reduced the net book value of the debentures to $15,052,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a three-year period.
The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company (i) prior to September 1, 2011, in whole upon the occurrence of a Special Event, as defined in the Indenture, or (ii) in whole or in part on or after September 1, 2011 for any reason. In the event of the redemption of the trust preferred securities prior to September 1, 2011, the holder of each trust preferred security shall be entitled to $1,050, plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment. In the event of the redemption of the trust preferred securities on or after September 1, 2011, the holder of each trust preferred security shall be entitled to receive $1,000 plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.
The Company has the right at any time to terminate the Trust and cause the Debenture to be distributed to the holders of the trust preferred securities in liquidation of the Trust. This right is optional and wholly within the Company’s discretion as set forth in the Indenture.
Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the Trust (the “Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the debentures, constitutes a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and March 31, 2008.
Forward-Looking Statements
Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,”, “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. ServisFirst Bancshares, Inc. cautions that such forward-looking statements, wherever they occur in this press release or in other statements attributable to ServisFirst Bancshares, Inc,. are necessarily estimates reflecting the judgment of ServisFirst Bancshares, Inc.’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such “forward-looking statements” should, therefore, be considered in light of various factors that could affect the accuracy of such “forward-looking statements,” including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base, possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectibility of loans and the value of collateral; the effect of natural disasters, such as hurricanes, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.
Business
We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered in Birmingham, Alabama. Through our wholly owned bank subsidiary, ServisFirst Bank (the “Bank”), we operate eight full-service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama.

We are headquartered at 3300 Cahaba Road, Suite 300, Birmingham, Alabama 35223 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and one office in the Dothan, Alabama MSA (Houston County), which constitute our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.
Overview
As of March 31, 2009, the Company had total consolidated assets of $1,255,562,000, an increase of $93,290,000, or 8.03%, over $1,162,272,000 at December 31, 2008. Total loans were $1,023,893,000 at March 31, 2009, a $55,660,000, or 5.75%, increase over $968,233,000 at December 31, 2008. Total deposits were $1,127,147,000 at March 31, 2009, an increase of $89,828,000, or 8.66%, over the $1,037,319,000 at December 31, 2008. Loans and deposits increased as a result of organic growth in existing offices in Birmingham, Huntsville and Montgomery, Alabama, and our expansion into the Dothan, Alabama market beginning in September 2008.
Net income for the quarter ended March 31, 2009 was $721,000, a decrease of $849,000, or 54.08%, compared to $1,570,000 for the quarter ended March 31, 2008. Basic and fully diluted earnings per common share were $.13 for the three months ended March 31, 2009, compared with $.31 and $.30, respectively, for the same period in 2008. This decrease was primarily attributable to higher provision for loan losses and higher costs associated with other real estate owned, as more fully explained under the captions “Provision for Loan Losses” and “Noninterest Expense”, below.
Critical Accounting Policies
The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate and fair value of financial instruments are particularly significant to us and particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Financial Condition
     Investment Securities
Investment securities available for sale totaled $105,260,000 at March 31, 2009, and $102,339,000 at December 31, 2008. The investment portfolio at March 31, 2009, and December 31, 2008 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
Securities Available for Sale
March 31, 2009:
U.S. Treasury and government agencies	$5,007	$191	$—	$5,198
Mortgage-backed securities	58,038	2,762	—	60,800
State and municipal securities	35,781	341	(1,230)	34,892
Corporate debt	5,039	—	(669)	4,370

Total	$103,865	$3,294	$(1,899)	$105,260

Securities Available for Sale
December 31, 2008:
U.S. Treasury and government agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	—	(772)	5,199

Total	$101,154	$2,837	$(1,652)	$102,339

Each quarter, management assesses whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As the Company currently has the ability to hold its investment securities for the foreseeable future, no declines are deemed to be other than temporary. The Company will continue to evaluate its investment securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.
The following table shows the amortized cost of the Company’s investment securities by their stated maturity at March 31, 2009:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government agencies	$—	$1,033	$3,096	$878	$5,007
Mortgage-backed securities	—	36,945	17,631	3,462	58,038
State and municipal securities	—	2,877	19,211	13,693	35,781
Corporate debt	—	—	4,032	1,007	5,039

	$—	$40,855	$43,970	$19,040	$103,865

Tax-equivalent Yield	0.00%	5.24%	5.55%	5.86%	5.48%
All securities held are traded in liquid markets. As of March 31, 2009, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $2,991,000 and securities of First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.
The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The March 31, 2009 total investment portfolio has a combined average credit rating of AA+.
The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law as of March 31, 2009 and December 31, 2008 was $95,422,000 and $94,022,000, respectively.
At March 31, 2009, we had $88,751,000 in federal funds sold, compared with $19,300,000 at December 31, 2008.
     Loans
We had total loans of $1,023,893,000 at March 31, 2009 compared to $968,233,000 at December 31, 2008, an increase of $55,660,000, or 5.75%. At March 31, 2009, 58% of our loans were in our Birmingham offices, 26% in our Huntsville offices, 12% in our Montgomery offices, and 4% in our Dothan office. The following table details our loans at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Commercial, financial and agricultural	$350,180	$325,968
Real estate — construction (1)	246,868	235,162
Real estate — mortgage:
Owner occupied	173,867	147,197
1-4 Family	134,041	137,019
Other	88,408	93,412

Total Real Estate Mortgage	396,316	377,628

Consumer	30,529	29,475

Total Loans	1,023,893	968,233
Allowance for loan losses	(12,412)	(10,602)

Total Loans, Net	$1,011,481	$957,631

(1)	includes Owner Occupied real estate construction loans in the amount of $13,693 and $7,247 at March 31, 2009 and December 31, 2008, respectively
     Asset Quality
We establish and maintain the allowance for loan losses at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at March 31, 2009.
The following table presents a summary of changes in the allowances for loan losses for the three months ended March 31, 2009 and 2008, respectively. The largest balance of our charge-offs is on real estate construction loans. Real estate construction loans represent 23.62% of our loan portfolio.

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Allowance for Loan Losses
Balance, beginning of period	$10,602	$7,732
Charge-offs:
Commercial, financial and agricultural	—	(1)
Real estate — construction	(634)	(279)
Real estate — mortgage:
Owner Occupied	(40)	—
1-4 family mortgage	—	—
Other	—	—

Total real estate mortgage	(40)	—

Consumer	(15)	(2)

Total charge-offs	(689)	(282)

Recoveries:
Commercial, financial and agricultural	—	19
Real estate — construction	39	—
Real estate — mortgage:
Owner Occupied	—	—
1-4 family mortgage	—	—
Other	—	—

Total real estate mortgage	—	—

Consumer	—	—

Total recoveries	39	19

Net charge-offs	(650)	(263)

Provision for loan losses charged to expense	2,460	1,383

Balance, end of period	$12,412	$8,852

As a percent of year to date average loans:
Annualized net charge-offs	0.27%	0.15%
Annualized provision for loan losses	1.01%	0.77%
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	March 31, 2009		December 31, 2008		March 31, 2008
		Percentage of		Percentage of		Percentage of
		Loans in Each		Loans in Each		Loans in Each
		Category of		Category of		Category of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(In Thousands)		(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$2,660	34.20%	$1,502	33.67%	$1,633	31.50%
Real estate — construction	5,718	24.11%	5,473	24.29%	4,133	29.24%
Real estate — mortgage	492	38.71%	428	39.00%	408	35.67%
Consumer	95	2.98%	5	3.04%	10	3.59%
Other	3,447	—	3,194	—	2,668	—

Total	$12,412	100.00%	$10,602	100.00%	$8,852	100.00%

Non-performing Assets
It is our policy to classify loans as non-accrual when they are past due in principal or interest payments for more than 90 days or if we believe it is otherwise not reasonable to expect collection of principal and interest due under the original terms. Exceptions are allowed for 90-day past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal.
We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans. As of March 31, 2009, our impaired loans, inclusive of non-accrual loans, totaled $22,142,000 and had associated reserves of approximately $2,783,000. This compares to impaired loans and associated reserves of $15,880,000 and $1,125,000, respectively at December 31, 2008. A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.
Non-performing assets, comprising non-accrual loans, loans 90 days or more past due and still accruing, troubled debt restructurings and other real estate owned (“OREO”), totaled $23,256,000 at March 31, 2009, compared to $20,125,000 at December 31, 2008 and $6,126,000 at March 31, 2008. Non-accrual loans were $11,614,000 at March 31, 2009, an increase of $3,901,000 from non-accrual loans of $7,713,000 at December 31, 2008 and an increase of $8,931,000 from non-accrual loans of $2,683,000 at March 31, 2008. Loans 90 days past due and still accruing totaled $3,036,000 at March 31, 2009, compared to $1,939,000 at December 31, 2008 and $0 at March 31, 2008. Troubled debt restructurings totaled $518,000 at March 31, 2009, compared to $0 at December 31, 2008 and March 31, 2008.
A summary of nonperforming assets as of March 31, 2009, December 31, 2008 and March 31, 2008 follows:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(In Thousands)
Non-accrual loans	$11,614	$7,713	$2,683
Past due 90 days and still accruing (1)	3,036	1,939	—
Troubled debt restructures	518	—	—
All other real estate owned	8,088	10,473	3,443

Total non-performing assets	$23,256	$20,125	$6,126

(1)	$1,804 of this amount represents a loan that is guaranteed by the United States Department of Agriculture.
The increase in our non-accrual loans and other real estate owned for the first three months of 2009 is directly attributable to the current weak economy and related slowdown in the residential real estate market. At March 31, 2009, total nonperforming assets included finished homes of $9,544,000, residential lots of $5,958,000, raw land of $1,766,000 and acquisition and development loans of $1,309,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is charged off. Once the property is in OREO, sales efforts begin. Should economic conditions continue to deteriorate, the continued and growing inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.
     Deposits
Total deposits increased $89,828,000, or 8.66%, to $1,127,147,000 at March 31, 2009 compared to $1,037,319,000 at December 31, 2008. We believe our deposits will continue to increase during 2009 as a result of our expansion into the Dothan market in 2008 and the Montgomery market in 2007 and expanded customer relationships in the Birmingham and Huntsville markets.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”
     Other Borrowings
On March 19, 2008, we borrowed $20,000,000 from the Federal Home Loan Bank of Atlanta, of which $10,000,000 bears interest at 2.995%, and is payable on March 19, 2012, and $10,000,000 bears interest at 3.275% and is payable on March 19, 2013. As discussed in Note 9 to the financial statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debentures on September 2, 2008. Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.
     Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of declines in liquidity due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2009, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $154 million. Additionally, our subsidiary bank had additional borrowing availability of approximately $65 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $154 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we also completed the issuance of $15.0 million of trust preferred securities and a related junior subordinated deferrable interest debenture, each bearing interest at the rate of 8.5% per annum, on September 2, 2008, as more fully described in Note 9 to the financial statements.
We are subject to general FDIC guidelines which require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.
The following table reflects the contractual maturities of our term liabilities as of March 31, 2009. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 – 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual obligations (1)

Deposits without a stated maturity	$928,077	$—	$—	$—	$—
Certificates of deposit (2)	199,069	155,675	30,026	13,368	—
FHLB borrowings	20,000	—	10,000	10,000	—
Subordinated debentures	15,123	—	—	—	15,123
Operating lease commitments	16,331	1,527	2,994	3,090	8,720

Total	$1,178,600	$157,202	$43,020	$26,458	$23,843

(1)	Excludes interest

(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.
The penalty amount dpends on the remaining time to maturity at the time of early withdrawal.
     Capital Adequacy
In connection with a private placement and pursuant to subscription agreements effective March 13, 2009, the Company issued and sold to 50 accredited investors 139,460 shares of the Company’s common stock for $25.00 per share, for an aggregate purchase price of $3,486,500.  This sale completes the Company’s private placement of 400,000 shares of the Company’s common stock for $25.00 per share, or an aggregate purchase price of $10,000,000. All of these shares were sold to investors in the Dothan, Alabama area, our newest market.
As of March 31, 2009, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2009.
The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2009, December 31, 2008, and March 31, 2008:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$117,628	11.21%	$83,945	8.00%	$104,931	10.00%
ServisFirst Bank	116,386	11.10%	83,890	8.00%	104,862	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	105,216	10.03%	41,972	4.00%	62,958	6.00%
ServisFirst Bank	103,974	9.92%	41,945	4.00%	62,917	6.00%
Tier I Capital to Average Assets:
Consolidated	105,216	8.84%	47,619	4.00%	59,524	5.00%
ServisFirst Bank	103,974	8.74%	47,589	4.00%	59,486	5.00%

As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$111,424	11.25%	$79,247	8.00%	$99,058	10.00%
ServisFirst Bank	110,242	11.14%	79,182	8.00%	98,977	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	100,822	10.18%	39,623	4.00%	59,435	6.00%
ServisFirst Bank	99,640	10.07%	39,591	4.00%	59,386	6.00%
Tier I Capital to Average Assets:
Consolidated	100,822	9.01%	44,746	4.00%	55,933	5.00%
ServisFirst Bank	99,640	8.91%	44,746	4.00%	55,933	5.00%

As of March 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$81,832	10.26%	$63,779	8.00%	$79,724	10.00%
ServisFirst Bank	81,967	10.28%	63,771	8.00%	79,714	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	72,980	9.15%	31,890	4.00%	47,834	6.00%
ServisFirst Bank	73,115	9.17%	31,886	4.00%	47,828	6.00%
Tier I Capital to Average Assets:
Consolidated	72,980	8.37%	34,898	4.00%	43,622	5.00%
ServisFirst Bank	73,115	8.38%	34,898	4.00%	43,622	5.00%
     Off-Balance Sheet Arrangements
In the normal course of business we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial instruments.
Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
Financial instruments whose contract amounts represent credit risk at March 31, 2009 are as follows:

(In Thousands)
Commitments to extend credit	$330,768
Credit card arrangements	12,978
Standby letters of credit	33,370

$377,116

Commitments to extend credit beyond current fundings are agreements to lend to a customer as long as there is no violation of any condition established in the applicable loan agreement. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
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
Net Income
Net income for the three months ended March 31, 2009 was $721,000, compared to net income of $1,570,000 for the three months ended March 31, 2008. The decrease in net income is primarily attributable to increases in the provision for loan losses, which increased to $2,460,000 for the three months ended March 31, 2009 compared to $1,383,000 for the same period in 2008, and noninterest expenses, which increased to $6,432,000 in 2009 compared to $4,830,000 in 2008. The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and an increase in impaired loans. The increase in operating expenses was the result of our expansion into the Dothan market, the addition of staff in other areas of the Bank to match capacity needs, and higher OREO expenses. Increases in net interest income, which increased to $9,046,000 for the three months ended March 31, 2009 from $8,087,000 for the same period in 2008, and noninterest income, which increased to $919,000 in 2009 compared to $544,000 in 2008, partially offset the negative impact of the increase in loan loss provision and higher expenses. Basic and diluted net income per common share were $.13 and $.13, respectively, for the three months ended March 31, 2009, compared to $.31 and $.30, respectively, for the same period in 2008. Return on average assets for the three months ended March 31, 2009 was 0.25%, compared to 0.72% in 2008, and return on average stockholders’ equity was 3.27% for the three months ended March 31, 2009, compared to 8.58% in 2008.
     Net Interest Income
Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The major factors which affect net interest income are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of our primary source of earnings.
Taxable-equivalent net interest income increased $986,000, or 12.05%, to $9,167,000 for the three months ended March 31, 2009 compared to $8,181,000 in 2008 as a result of balance sheet growth. The taxable-equivalent yield on interest-earning assets decreased to 4.92% during the first three months of 2009 from 6.65% for the first three months of 2008. The average yield on loans for the first three months of 2009 was 5.08% compared to 6.99% for the first three months of 2008, a 191 basis point decrease. Lower construction lending activity caused a decrease in loan fee income, a component of the average yield. Loan fees included in the yield calculation decreased to $136,000 for the first three months of 2009 from $298,000 for the same period in 2008. The cost of total interest-bearing liabilities also decreased, to 2.01% for the first three months in 2009 from 3.25% for the first three months of 2008. The higher interest rate on the trust preferred securities, 8.50%, sold in September 2008 limited the decrease in the average rate paid on interest-bearing liabilities.
The following table shows for the three months ended March 31, 2009 and 2008, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The table is presented on a taxable equivalent basis if applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Tax-Equivalent Basis
For the Three Months Ended March 31,

	2009			2008
		Interest			Interest
	Average	Earned /	Average	Average	Earned	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$992,470	$12,432	5.08%	$716,095	$12,341	6.99%
Mortgage loans held for sale	7,252	77	4.31	2,401	33	5.57
Investment securities:
Taxable	73,787	1,108	6.09	65,111	906	5.64
Tax-exempt (2)	28,340	399	5.71	21,871	309	5.73

Total investment securities (3)	102,127	1,507	5.98	86,982	1,215	5.66
Federal funds sold	34,457	24	0.28	38,196	273	2.90
Restricted equity securities	2,672	—	0.00	1,367	14	4.15
Interest-bearing balances with banks	19,479	18	0.37	4,752	53	4.52

Total interest-earning assets	$1,158,457	$14,058	4.92%	$849,793	$13,929	6.65%
Non-interest-earning assets:
Cash and due from banks	18,669			15,768
Net fixed assets and equipment	3,865			4,181
Allowance for loan losses, accrued interest and other assets	9,483			2,198

Total assets	$1,190,474			$871,940

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$143,743	$500	1.41%	$67,486	$346	2.08%
Savings deposits	852	1	0.48	376	1	1.08
Money market accounts	629,453	2,543	1.64	546,495	4,217	3.13
Time deposits	178,203	1,349	3.07	99,830	1,158	4.70
Other borrowings	35,104	498	5.75	2,858	26	3.69

Total interest-bearing liabilities	$987,355	$4,891	2.01	$717,045	$5,748	3.25
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	111,806			77,859
Other liabilites	1,990			3,411
Stockholders’ equity	88,019			72,559
Unrealized gains on securities and derivatives	1,304			1,066

Total liabilities and stockholders’ equity	$1,190,474			$871,940

Net interest spread			2.91%			3.40%
Net interest margin			3.21%			3.90%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $136,000 and $298,000 are included in interest income in 2009 and 2008, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

(3)	Unrealized gains of $1,760,000 and $1,435,000 are excluded from the yield calculation in 2009 and 2008, respectively.
The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2009 Compared to 2008 Increase (Decrease)
	in Interest Income and Expense Due to
	Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	4,763	(4,672)	91
Mortgages held for sale	67	(23)	44
Investment securities:
Securities — taxable	121	81	202
Securities — non taxable	91	(1)	90
Federal funds sold	(27)	(222)	(249)
Restricted equity securities	13	(27)	(14)
Interest-bearing balances with banks	164	(199)	(35)

Total interest-earning assets	5,192	(5,063)	129

Interest-bearing liabilities:
Interest-bearing demand deposits	391	(237)	154
Savings	1	(1)	—
Money market accounts	640	(2,314)	(1,674)
Time deposits	909	(718)	191
Other borrowed funds	293	179	472

Total interest-bearing liabilities	2,234	(3,091)	(857)

Increase in net interest income	2,958	(1,972)	986

     Provision for Loan Losses
The provision expense for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. These processes, the assigned risk grades, and the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) No. 114 to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2,460,000 for the three months ended March 31, 2009, an increase of $1,077,000 over $1,383,000 for the three months ended March 31, 2008. Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $15,168,000, or 1.48% of total loans, at March 31, 2009 from $9,652,000, or 1.00% of total loans, at December 31, 2008, and from $2,683,000 or 0.35% of total loans, at March 31, 2008. Impaired loans increased to $22,142,000 at March 31, 2009 compared to $15,880,000 at December 31, 2008 and $13,502,000 at March 31, 2008. As a percentage of total loans, impaired loans increased to 2.16% at March 31, 2009 compared to 1.55% at December 31, 2008, and 1.79% at March 31, 2008. The allowance for loan losses totaled $12,412,000, or 1.21% of loans, net of unearned income, at March 31, 2009, compared to $10,602,000, or 1.09% of loans, net of unearned income, at December 31, 2008.
     Noninterest Income
Noninterest income totaled $919,000 for the three months ended March 31, 2009, an increase of $375,000, or 68.93%, compared to the same period in 2008. Income from mortgage banking operations for the three months ended March 31, 2009 was $465,000, an increase of $255,000, or 121.43%, from $210,000 for the three months ended March 31, 2008. These increases are due to increased refinancing activity in 2009 as a result of lower mortgage rates. Income from customer service charges and fees for the three months ended March 31, 2009 increased $100,000, or 39.06%, to $356,000 from $256,000 for the three months ended March 31, 2008. The increase is primarily due to an increase in transaction accounts from 2008 to 2009. Merchant service fees were $149,000 for the three months ended March 31, 2009, an increase of $55,000, or 58.51%, compared to $94,000 for the three months ended March 31, 2008.
     Noninterest Expense
Noninterest expense totaled $6,432,000 for the three months ended March 31, 2009, an increase of $1,602,000, or 33.17%, compared to $4,830,000 in 2008. Noninterest expense increased for the three months ended March 31, 2009 over the corresponding period in 2008 primarily due to our continued growth and expansion which has resulted in the addition of personnel and the opening of a new office in Dothan. Salaries and employee benefits increased $541,000, or 19.14%, to $3,367,000 for the three months ended March 31, 2009 compared to $2,826,000 in 2008. This increase is primarily the result of our increased employee base to 153 employees at March 31, 2009 from 120 at March 31, 2008. Other operating expenses increased $1,106,000, or 95.51%, to $2,264,000 for the three months ended March 31, 2009 compared to $1,158,000 in 2008. This increase was primarily the result of an increase in OREO expenses to $897,000 in 2009 from $25,000 in 2008.
     Income Tax Expense
Income tax expense was $352,000 for the three months ended March 31, 2009 versus $848,000 for the same period in 2008. Our effective tax rates for the periods were 32.81% and 35.07%, respectively. Our primary permanent differences are related to FAS 123(R) option expenses and tax-free income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate-sensitive assets and rate-sensitive liabilities. If rates are rising, and the level of rate-sensitive liabilities exceeds the level of rate-sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate-sensitive liabilities is greater than the level of rate-sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace; in other words, short-term rates may be rising while longer-term rates remain stable. In addition, different types of rate-sensitive assets and rate-sensitive liabilities react differently to changes in rates.
To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall or remain the same. Our asset-liability committee develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next 12 months. The asset-liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to our board of directors.
The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of March 31, 2009, our gap was within such ranges.
The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200-basis point rate change. At March 31, 2009, the percent change at plus or minus 200 basis points is well within that range, at 3.79% and 5.49%, respectively.
The chart below identifies the EVE impact of a shift in rates of 100 and 200 basis points in either direction.
Economic Value of Equity Under Rate Shock
At March 31, 2009

	-200 bps	-100 bps	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$96,232	$86,494	$91,226	$93,437	$94,688

Actual dollar change	$5,006	$(4,732)		$2,211	$3,462

Percent change	5.49%	-5.19%		2.42%	3.79%

The EVE rate shock shows that the EVE would increase in both rising and declining rate environments. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.
The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. As noted above, our asset-liability committee develops its view of future rate trends by analyzing a variety of factors and making a quarterly analysis of our rate sensitivity position that is reported to our board of directors.
ITEM 4. CONTROLS AND PROCEDURES
CEO and CFO Certification.
Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). The Certifications are required to be made by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2009. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and there has been no material change in any matter described therein.
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with a private placement and pursuant to subscription agreements effective March 13, 2009, the Company issued and sold to 50 accredited investors 139,460 shares of the Company’s common stock for $25.00 per share, for an aggregate purchase price of $3,486,500.  This sale completes the Company’s private placement of 400,000 shares of the Company’s common stock for $25.00 per share, or an aggregate purchase price of $10,000,000. All of these shares were sold to investors in the Dothan, Alabama area, our newest market. These shares were issued and sold in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933.
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

SERVISFIRST BANCSHARES, INC.
Date: May 6, 2009	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: May 6, 2009	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer