Form 10-Q
period 2009-06-30
ServisFirst Bancshares, Inc.
filed 2009-07-30
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission file number 000-53149

SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

(205) 949-0302
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

   Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 24, 2009
Common stock, $.001 par value	5,513,482

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	37
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

EX-31.01 SECTION 302, CERTIFICATION OF THE CEO
EX-31.02 SECTION 302, CERTIFICATION OF THE CFO
EX-31.01 SECTION 906, CERTIFICATION OF THE CEO
EX-31.01 SECTION 906, CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$18,474	$22,844
Interest-bearing balances due from depository institutions	1,016	30,774
Federal funds sold	76,978	19,300
Cash and cash equivalents	$96,468	72,918
Securities available for sale	111,814	102,339
Restricted equity securities	3,241	2,659
Mortgage loans held for sale	8,023	3,320
Loans	1,111,744	968,233
Less allowance for loan losses	(13,567)	(10,602)
Loans, net	1,098,177	957,631
Premises and equipment, net	4,353	3,884
Accrued interest and dividends receivable	4,363	4,026
Deferred tax assets	4,761	3,585
Other real estate owned	9,239	10,473
Other assets	1,904	1,437
Total assets	$1,342,343	$1,162,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$139,169	$121,459
Interest-bearing	1,067,316	915,860
Total deposits	1,206,485	1,037,319
Other borrowings	24,915	20,000
Trust preferred securities	15,158	15,087
Accrued interest payable	1,071	1,280
Other liabilities	1,822	1,803
Total liabilities	1,249,451	1,075,489
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,513,482 and 5,374,022 shares issued and outstanding	6	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized;
no shares outstanding	-	-
Additional paid-in capital	74,688	70,729
Retained earnings	17,366	15,087
Accumulated other comprehensive income	832	962
Total stockholders' equity	92,892	86,783
Total liabilities and stockholders' equity	$1,342,343	$1,162,272

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$13,583	$11,938	$26,092	$24,312
Taxable securities	1,004	975	2,111	1,881
Nontaxable securities	343	229	620	444
Federal funds sold	47	164	71	437
Other interest and dividends	2	35	21	102
Total interest income	14,979	13,341	28,915	27,176
Interest expense:
Deposits	3,967	4,457	8,360	10,179
Borrowed funds	511	190	1,009	216
Total interest expense	4,478	4,647	9,369	10,395
Net interest income	10,501	8,694	19,546	16,781
Provision for loan losses	2,608	2,137	5,068	3,519
Net interest income after provision for loan losses	7,893	6,557	14,478	13,262
Noninterest income:
Service charges on deposit accounts	376	290	732	546
Other operating income	906	405	1,470	692
Total noninterest income	1,282	695	2,202	1,238
Noninterest expenses:
Salaries and employee benefits	3,590	2,400	6,956	5,227
Equipment and occupancy expense	622	522	1,210	1,053
Professional services	216	259	429	575
Other operating expenses	2,454	1,349	4,720	2,505
Total noninterest expenses	6,882	4,530	13,315	9,360
Income before income taxes	2,293	2,722	3,365	5,140
Provision for income taxes	734	972	1,086	1,820
Net income	$1,559	$1,750	$2,279	$3,320

Basic earnings per share	$0.28	$0.34	$0.42	$0.65

Diluted earnings per share	$0.27	$0.33	$0.40	$0.63

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,559	$1,750	$2,279	$3,320

Other comprehensive loss, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of (benefit) tax of $(45) and $26 for the three and six months ended June 30, 2009, respectively, and $(818)
and $(466) for the three and six months ended June 30, 2008,
respectively	(88)	(1,592)	50	(905)
Unrealized holding gains arising during period from derivative,
net of tax of $35	-	-	-	68
Reclassification adjustment for net gains realized on derivatives in net income, net of tax benefit of $46 and $93 for the three and six months ended June 30, 2009, respectively, and $46 and
$93 for the three and six months ended June 30, 2008, respectively	(90)	(90)	(180)	(180)
Other comprehensive loss	(178)	(1,682)	(130)	(1,017)
Comprehensive income	$1,381	$68	$2,149	$2,303

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2008	$5	$70,729	$15,087	$962	$86,783
Sale of 139,460 shares	1	3,478	-	-	3,479
Issuance of warrants related to
subordinated notes payable	-	86	-	-	86
Accumulated other comprehensive loss	-	-	-	(130)	(130)
Stock-based compensation expense	-	395	-	-	395
Net income	-	-	2,279	-	2,279
Balance, June 30, 2009	$6	$74,688	$17,366	$832	$92,892

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(In thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	2,279	$3,320
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(1,109)	(623)
Provision for loan losses	5,068	3,519
Depreciation and amortization	552	450
Net accretion of investments	(248)	(174)
Amortized gain on derivative	(272)	(272)
Increase in accrued interest and dividends receivable	(86)	(30)
Stock compensation expense	395	320
(Decrease) increase in accrued interest payable	(209)	554
Proceeds from mortgage loans held for sale	117,090	44,263
Originations of mortgage loans held for sale	(123,654)	(45,669)
Loss on sale of other real estate	683	97
Net change in other assets, liabilities, and other operating activities	(730)	209
Net cash (used in) provided by operating activities	(241)	5,965

INVESTMENT ACTIVITIES
Purchase of securities available for sale	(18,351)	(10,956)
Proceeds from maturities, calls and paydowns of securities available
for sale	9,199	5,220
Increase in loans	(147,290)	(170,097)
Purchase of premises and equipment	(1,021)	(239)
Purchase of restricted equity securities	(582)	(1,457)
Proceeds from sale of other real estate owned and repossessions	4,191	972
Net cash used in investing activities	(153,854)	(176,557)

FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	17,710	12,048
Net increase in interest-bearing deposits	151,456	72,694
Net increase in federal funds purchased	-	26,302
Proceeds from other borrowings	5,000	20,247
Proceeds from sale of stock, net	3,479	-
Net cash provided by financing activities	177,645	131,291

Net increase (decrease) in cash and cash equivalents	23,550	(39,301)

Cash and cash equivalents at beginning of year	72,918	66,422

Cash and cash equivalents at end of year	96,468	$27,121

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	9,578	$9,836
Income taxes	2,310	2,560

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	1,861	$-
Other real estate acquired in settlement of loans	3,811	6,857

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 - GENERAL

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

NOTE 2 - CASH AND CASH FLOWS

Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Shares and Per Share Data)		(In Thousands, Except Shares and Per Share Data)
Earnings Per Share
Weighted average common shares outstanding	5,513,482	5,113,482	5,458,006	5,113,482
Net income	$1,559	$1,750	$2,279	$3,320
Basic earnings per share	$0.28	$0.34	$0.42	$0.65

Weighted average common shares outstanding	5,513,482	5,113,482	5,458,006	5,113,482
Dilutive effects of assumed conversions and
exercise of stock options and warrants	296,173	176,611	292,521	174,435
Weighted average common and dilutive potential
common shares outstanding	5,809,655	5,290,093	5,750,527	5,287,917
Net income	$1,559	$1,750	$2,279	$3,320
Diluted earnings per share	$0.27	$0.33	$0.40	$0.63

NOTE 4 - SECURITIES

The Company currently assigns all of its securities to available-for-sale based on its asset/liability management, liquidity and profitability objectives.  The securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income (loss) in stockholders’ equity, net of taxes.

Net unrealized gain on the securities portfolio increased from $1.2 million, which represented 1.14% of the amortized cost at December 31, 2008, to $1.3 million, which represented 1.14% of the amortized cost at June 30, 2009.  The investment portfolio at June 30, 2009, and December 31, 2008 consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
Securities Available for Sale
June 30, 2009:
U.S. Treasury and government agencies	$5,008	$172	$-	$5,180
Agency mortgage-backed securities	57,486	2,210	(50)	59,646
State and municipal securities	43,019	295	(960)	42,354
Corporate debt	5,040	-	(406)	4,634
Total	$110,553	$2,677	$(1,416)	$111,814

Securities Available for Sale
December 31, 2008:
U.S. Treasury and government agencies	$5,093	$42	$(18)	$5,117
Agency mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	-	(772)	5,199
Total	$101,154	$2,837	$(1,652)	$102,339

The Company has not invested in private label mortgage-backed securities or collateralized debt obligations.

The following table identifies, as of June 30, 2009 and December 31, 2008, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2009:
U.S. Treasury and government agencies	$-	$-	$-	$-
Agency mortgage-backed securities	(50)	3,131	-	-
State and municipal securities	(960)	26,577	-	-
Corporate debt	-	-	(406)	4,634
	$(1,010)	$29,708	$(406)	$4,634

December 31, 2008.:
U.S. Treasury and government agencies	$(18)	$3,089	$-	$-
Agency mortgage-backed securities	(5)	1,868	-	-
State and municipal securities	(857)	14,814	-	-
Corporate debt	(772)	5,199	-	-
	$(1,652)	$24,970	$-	$-

At June 30, 2009, 106 of the Company’s 235 debt securities were in this unrealized loss position.  The Company does not believe these unrealized losses are “other than temporary” since it has the ability and intent to hold the investments for a period of time sufficient to allow for a recovery in market value, and it is not probable that the Company will be unable to collect all of the amounts contractually due. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

NOTE 5 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2009, the Company has stock-based compensation plans, as described below. The compensation cost that has been charged against income for the plans was approximately $199,000 and $395,000 for the three and six months ended June 30, 2009 and $159,000 and $320,000 for three and six months ended June 30, 2008, respectively.

Under the Company’s 2005 Amended and Restated Stock Option Plan (the “2005 Plan”), there are 1,025,000 shares authorized for issuance. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is ten years.

The Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) effective March 26, 2009, subject to approval by the stockholders of the Company, which was obtained at the Company’s 2009 Annual Meeting of Stockholders.  Up to 425,000 shares are reserved for issuance under the Plan pursuant to the exercise of options or the award of SARs, restricted shares, or performance shares, all which are defined in the Plan.  No grants or awards had been made under the 2009 Plan at June 30, 2009.

The Company has granted non-plan options to certain persons representing key business relationships to purchase up to an aggregate amount of 55,000 shares of the Company’s common stock at between $15.00 and $20.00 per share for 10 years. These options are non-qualified and not part of either Plan.

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.

Expected volatilities are based on an index of southeastern United States publicly traded banks. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant.

	2009	2008
Expected volatility	20.00%	20.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7	7
Risk-free rate	1.65%	2.93%

The following table summarizes stock option activity during the six months ended June 30, 2009 and 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Six Months Ended June 30, 2009:
Outstanding at January 1, 2009	796,000	$14.50	7.7	$8,363
Granted	37,500	25.00	9.8	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2009	833,500	14.97	7.8	$8,363

Exercisable at June 30, 2009	121,264	$11.73	6.6	$1,609

Six Months Ended June 30, 2008:
Outstanding at January 1, 2008	712,500	$13.12	8.4	$4,905
Granted	13,500	20.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2008	726,000	13.24	8.0	$4,905

Exercisable at June 30, 2008	42,000	$10.24	7.0	$410

There were no stock options granted or exercised during the three months ended June 30, 2009.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at June 30, 2009 and 2008 was 60,000.

The Company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 10.

The Company issued warrants for 15,000 shares of common stock at a price of $25 per share in the second quarter of 2009.  These warrants were issued in connection with the issuance and sale of the Bank’s 8.25% Subordinated Note discussed in detail in Note 11.

NOTE 6 - DERIVATIVES

Prior to 2008 the Company entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of its floating-rate loans. The interest rate floor was sold in January 2008, and the related gain of $817,000 was deferred and amortized to income over the remaining term of the original agreement, which would have terminated on June 22, 2009. The Company recognized gains of $136,000 and $272,000 in interest income for the three and six months ended June 30, 2009, respectively.

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of June 30, 2009, the Company was party to two swaps with notional amounts totaling approximately $12.3 million with customers, and two swaps with notional amounts totaling approximately $12.3 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $406,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2009 and December 31, 2008 were not material.

NOTE 7 - ADOPTION OF NEW ACCOUNTING INTERPRETATIONS

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB No. 133” (SFAS No. 161). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted the provisions of SFAS No. 161 effective January 1, 2009.  See Note 5 for the Company’s disclosures about its derivative instruments and hedging activities.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption of the provisions of this EITF effective January 1, 2009 did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company adopted this new standard effective April 1, 2009.

In April 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This FSP amended the other-than-temporary impairment guidance for debt securities.  The adoption of this FSP did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this new standard effective April 1, 2009. There was no impact to the consolidated financial statements from the adoption of this standard.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new standard effective April 1, 2009.  See Note 12.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”.  This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not anticipate a material impact to the consolidated financial statements from the adoption of this standard.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R).  This Statement amends Interpretation 46(R) to require companies to perform an analysis of their existing investments to determine whether their variable interest or interests give them a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity.  It also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact of adoption.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board.  Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification does not change or alter existing GAAP, and there is no expected impact on the consolidated financial statements.

NOTE 9 - FAIR VALUE MEASUREMENT

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

Securities – where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy.  Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities.  For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors.  Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available.  Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

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

Impaired Loans- Loans are considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of Loans,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,456,000 and $3,333,000 during the three and six months ended June 30, 2009, respectively, and $1,245,000 and $1,700,000 during the three and six months ended June 30, 2008, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $176,000 and $967,000 during the three and six months ended June 30, 2009, respectively, and $262,000 and $319,000 during the three and six months ended June 30, 2008, respectively.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of June 30, 2009:

	(In Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:
Available for sale securities	$-	$111,814	$-	$111,814
Interest rate swap agreements	-	406		406
Total assets at fair value	$-	$112,220	$-	$112,220

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$406	$-	$406

Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$25,386	$25,386
Other real estate owned	-	-	9,239	9,239
Total assets at fair value	$-	$-	$34,625	$34,625
 (1)  The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and financial liabilities that had not been previously carried at fair value.

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)		(In Thousands)
Financial Assets:
Cash and short-term investments	$96,468	$96,468	$72,918	$72,918
Investment securities	111,814	111,814	102,339	102,339
Restricted equity securities	3,241	3,241	2,659	2,659
Mortgage loans held for sale	8,023	8,023	3,320	3,320
Loans, net	1,098,177	1,099,554	957,631	979,656
Accrued interest and dividends receivable	4,363	4,363	4,026	4,026
Derivative	406	406	823	823
	$1,322,492	$1,323,869	$1,143,716	$1,165,741

Financial Liabilities:
Deposits	$1,206,485	$1,206,638	$1,037,319	$1,038,502
Borrowings	24,915	25,346	20,000	20,270
Trust preferred securities	15,158	13,115	15,087	12,544
Accrued interest payable	1,071	1,071	1,280	1,280
Derivative	406	406	823	823
	$1,248,035	$1,246,576	$1,074,509	$1,073,419

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

Loans:  For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of  similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.

Derivatives:  The fair values of the derivative agreements are based on quoted prices from an outside third party.

Accrued interest and dividends receivable:  The carrying amount of accrued interest and dividends receivable approximates its fair value.

Deposits:  The fair values disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other borrowings:    The fair values of other borrowings are estimated using discounted cash flow analysis, based on interest rates currently being offered by the Federal Home Loan Bank for borrowings of similar terms as those being valued.

Trust preferred securities:  The fair values of trust preferred securities are estimated using a discounted cash flow analysis, based on interest rates currently being offered on the best alternative debt available at the measurement date.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

Loan commitments:  The fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements.  Since the majority of the Company’s other off-balance-sheet instruments consist of non-fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

NOTE 10 - SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On September 2, 2008, ServisFirst Capital Trust I, a subsidiary of the Company (the “Trust”), sold 15,000 shares of its 8.5% trust preferred securities to accredited investors for $15,000,000 or $1,000 per share and 463,918 shares of its common securities to the Company for $463,918 or $1.00 per share. The Trust invested the $15,463,918 of the proceeds from such sale in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”). The Debenture bears a fixed rate of interest at 8.5% per annum and is subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company will not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless such incurrence is approved by a majority of the holders of the outstanding trust preferred securities.

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

In addition, the Company issued a total of 75,000 warrants, each with the right to purchase one share of the Company’s common stock for a purchase price of $25.00. The warrants were issued in increments of 500 for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) 60 days following the date upon which the Company’s common stock becomes listed for trading upon a “national securities exchange” as defined under the Securities Exchange Act of 1934. The Company estimated the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.65. This total value of $423,000 was recorded as a discount and reduced the net book value of the debentures to $15,052,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a three-year period.

The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company (i) prior to September 1, 2011, in whole upon the occurrence of a Special Event, as defined in the Indenture, or (ii) in whole or in part on or after September 1, 2011 for any reason. In the event of the redemption of the trust preferred securities prior to September 1, 2011, the holders of the trust preferred securities shall be entitled to $1,050 per share, plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment. In the event of the redemption of the trust preferred securities on or after September 1, 2011, the holders of the trust preferred securities shall be entitled to receive $1,000 per share plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.

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

NOTE 11 - SUBORDINATED NOTE DUE JUNE 1, 2016

On June 23, 2009, the Bank issued $5,000,000 aggregate principal amount of its 8.25% Subordinated Note due June 1, 2016 to an accredited investor at 100% of par.  The note is subordinate and junior in right of payment upon any liquidation of the Bank as to principal, interest and premium to obligations to the Bank’s depositors and other obligations to its general and secured creditors.  Interest payments are due and payable on each September 1, December 1, March 1 and June 1, commencing on September 1, 2009.  Interest accrues at an annual rate of 8.25%.  The proceeds from the note payable are included in Tier 2 capital of the Bank.

In addition, the Company issued to the investor a total of 15,000 warrants, each representing the right to purchase one share of the Company’s common stock for a purchase price of $25.00. Each warrant is exercisable for a period beginning upon its date of issuance and ending on June 1, 2016.  The Company estimated the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.71. This total value of $86,000 was recorded as a discount and reduced the net book value of the debentures to $4,914,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a five-year period.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 30, 2009, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of July 30, 2009, there were no subsequent events which required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and June 30, 2008.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,”, “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. ServisFirst Bancshares, Inc. cautions that such forward-looking statements, wherever they occur in this press release or in other statements attributable to ServisFirst Bancshares, Inc,. are necessarily estimates reflecting the judgment of ServisFirst Bancshares, Inc.’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base, possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectibility of loans and the value of collateral; the effect of natural disasters, such as hurricanes, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered in Birmingham, Alabama. Through the Bank, we operate eight full-service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama.

We are headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and one office in the Dothan, Alabama MSA (Houston County), which constitute our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Overview

As of June 30, 2009, the Company had total consolidated assets of $1,342,343,000, an increase of $180,071,000, or 15.49%, over $1,162,272,000 at December 31, 2008.  Total loans were $1,111,744,000 at June 30, 2009, a $143,511,000, or 14.82%, increase over $968,233,000 at December 31, 2008. Total deposits were $1,206,485,000 at June 30, 2009, an increase of $169,166,000, or 16.31%, over $1,037,319,000 at December 31, 2008. Loans and deposits increased as a result of organic growth in existing offices in Birmingham, Huntsville and Montgomery, Alabama, and our expansion into the Dothan, Alabama market beginning in September 2008.

Net income for the quarter ended June 30, 2009 was $1,559,000, a decrease of $191,000, or 10.91%, from $1,750,000 for the quarter ended June 30, 2008.  Basic and fully diluted earnings per common share were $.28 and $.27, respectively, for the three months ended June 30, 2009, compared with $.34 and $.33, respectively, for the same period in 2008.  This decrease was primarily attributable to increased salary and benefit expenses primarily due to the expansion into the Dothan market in 2008, an increase in FDIC insurance assessment rates along with a $600,000 special FDIC assessment expensed in the second quarter of 2009, and higher costs associated with other real estate owned, as more fully explained under the caption “Noninterest Expense”, below.

Net income for the six months ended June 30, 2009 was $2,279,000, a decrease of $1,041,000, or 31.36%, from $3,320,000 for the six months ended June 30, 2008.  Basic and fully diluted earnings per share were $.42 and $.40, respectively, for the six months ended June 30, 2009, compared with $.65 and $.63, respectively for the same period in 2008. Again, this decrease was primarily attributable to increased salary and benefit expenses primarily due to the expansion into the Dothan market in 2008, an increase in FDIC insurance assessment rates along with a $600,000 special FDIC assessment expensed in the second quarter of 2009, and higher costs associated with other real estate owned, as more fully explained under the caption “Noninterest Expense”, below.

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

Financial Condition

Investment Securities

Investment securities available for sale totaled $111,814,000 at June 30, 2009 and $102,339,000 at December 31, 2008.

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

The following table shows the amortized cost of the Company’s investment securities by their stated maturity at June 30, 2009:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government agencies	$-	$1,034	$3,096	$878	$5,008
Mortgage-backed securities	-	55,471	-	2,015	57,486
State and municipal securities	-	3,887	21,647	17,485	43,019
Corporate debt	-	-	4,031	1,009	5,040
	$-	$60,392	$28,774	$21,387	$110,553

Tax-equivalent Yield	0.00%	5.17%	5.63%	5.74%	5.40%

All securities held are traded in liquid markets. As of June 30, 2009, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $2,991,000 and securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The June 30, 2009 total investment portfolio has a combined average credit rating of AA+.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $101,243,000 and $94,022,000 as of June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, we had $76,978,000 in federal funds sold, compared with $19,300,000 at December 31, 2008.

Loans

We had total loans of $1,111,744,000 at June 30, 2009, an increase of $143,511,000, or 14.8%, compared to $968,233,000 at December 31, 2008. At June 30, 2009, 54% of our loans were in our Birmingham offices, 25% in our Huntsville offices, 13% in our Montgomery offices, and 8% in our Dothan office.

The following table details our loans at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In Thousands)
Commercial, financial and agricultural	$417,713	$325,968
Real estate - construction (1)	253,788	235,162
Real estate - mortgage:
Owner Occupied	158,853	147,197
1-4 Family	141,461	137,019
Other	110,541	93,412
Total Real Estate Mortgage	410,855	377,628
Consumer	29,388	29,475
Total Loans	1,111,744	968,233
Allowance for loan losses	(13,567)	(10,602)
Total Loans, Net	$1,098,177	$957,631

(1)	includes Owner Occupied real estate construction loans in the amount of $17,993 and $7,247 at June 30, 2009 and December 31, 2008, respectively

Asset Quality

We establish and maintain the allowance for loan losses at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at June 30, 2009.

The following table presents a summary of changes in the allowances for loan losses for the three and six months ended June 30, 2009 and 2008, respectively.  The largest balance of our charge-offs is on real estate construction loans. Real estate construction loans represent 22.83% of our loan portfolio at June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for Loan Losses	(In Thousands)
Balance, beginning of period	$12,412	$8,852	$10,602	$7,732
Charge-offs:
Commercial, financial and agricultural	(808)	-	(808)	(1)
Real estate - construction	(574)	(1,469)	(1,208)	(1,748)
Real estate - mortgage:
Owner Occupied	-	-	-	-
1-4 family mortgage	-	(77)	(40)	(77)
Other	-	-	-	-
Total real estate mortgage	-	(77)	(40)	(77)
Consumer	(71)	(5)	(86)	(6)
Total charge-offs	(1,453)	(1,551)	(2,142)	(1,832)
Recoveries:
Commercial, financial and agricultural	-	-	-	19
Real estate - construction	-	-	39	-
Real estate - mortgage:
Owner Occupied	-	-	-	-
1-4 family mortgage	-	-	-	-
Other	-	-	-	-
Total real estate mortgage	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	39	19
Net charge-offs	(1,453)	(1,551)	(2,103)	(1,813)
Provision for loan losses charged to expense	2,608	2,137	5,068	3,519
Balance, end of period	$13,567	$9,438	$13,567	$9,438

As a percent of year to date average loans:
Annualized net charge-offs	0.55%	0.79%	0.41%	0.48%
Annualized provision for loan losses	0.98%	1.08%	0.99%	0.94%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. We believe the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$3,537	37.57%	$1,502	33.67%	$970	31.17%
Real estate - construction	5,708	22.83%	5,473	24.29%	4,428	26.70%
Real estate - mortgage	514	36.96%	428	39.00%	1,139	38.49%
Consumer	35	2.64%	5	3.04%	33	3.64%
Other	3,773	-	3,194	-	2,868	-
Total	$13,567	100.00%	$10,602	100.00%	$9,438	100.00%

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

We have adopted the principles of SFAS No. 114 and SFAS No. 118 relating to accounting for impaired loans.  As of June 30, 2009, our impaired loans, inclusive of non-accrual loans, totaled $25,386,000 and had associated reserves of approximately $3,539,000.  This compares to impaired loans and associated reserves of $15,880,000 and $1,125,000, respectively at December 31, 2008.  A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprising non-accrual loans, loans 90 days or more past due and still accruing, troubled debt restructurings and other real estate owned (“OREO”), totaled $24,482,000 at June 30, 2009, compared to $20,125,000 at December 31, 2008 and $13,195,000 at June 30, 2008. Non-accrual loans were $14,614,000 at June 30, 2009, an increase of $6,901,000 from non-accrual loans of $7,713,000 at December 31, 2008 and an increase of $11,396,000 from non-accrual loans of $3,218,000 at June 30, 2008. Loans 90 days past due and still accruing totaled $111,000 at June 30, 2009, compared to $1,939,000 at December 31, 2008 and $1,775,000 at June 30, 2008.  Troubled debt restructurings totaled $518,000 at June 30, 2009, compared to $0 at December 31, 2008 and June 30, 2008.

A summary of nonperforming assets as of June 30, 2009, December 31, 2008 and June 30, 2008 follows:

	June 30, 2009		December 31, 2008		June 30, 2008
	(In Thousands)
Nonaccrual loans	$14,614	(1)	$7,713		$3,218
Past due 90 days and still accruing	111		1,939	(2)	1,775
Troubled debt restructures	518		-		-
All other real estate owned	9,239		10,473		8,202
Total non-performing assets	$24,482		$20,125		$13,195

(1)	$1,785 of this amount represents a loan as to which the full balance of principal and interest is guaranteed by the United States Department of Agriculture.
(2)	$1,804 of this amount represents a loan as to which the full balance of principal and interest is guaranteed by the United States Department of Agriculture.

The increase in our non-accrual loans and other real estate owned for the first six months of 2009 is directly attributable to the current weak economy and related slowdown in the residential real estate market. At June 30, 2009, total nonperforming assets included finished and unfinished homes of $9,275,000, residential lots of $7,883,000, raw land of $1,766,000 and acquisition and development loans of $1,869,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is charged off. Once the property is in OREO, sales efforts begin. Should economic conditions continue to deteriorate, the continued and growing inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

Total deposits increased $169,166,000, or 16.31%, to $1,206,485,000 at June 30, 2009 compared to $1,037,319,000 at December 31, 2008.  We believe our deposits will continue to increase during 2009 as a result of our expansion into the Dothan market in 2008 and the Montgomery market in 2007 and expanded customer relationships in the Birmingham and Huntsville markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank of Atlanta, of which $10.0 million bears interest at 2.995% per annum and is payable on March 19, 2012, and $10.0 million bears interest at 3.275% per annum and is payable on March 19, 2013.  As discussed in Note 9 to the financial statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  As discussed in Note 10 to the financial statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25% payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of declines in liquidity due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2009, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $152.9 million. Additionally, the Bank had additional borrowing availability of approximately $102.5 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $141.9 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we also completed the issuance of $15.0 million of trust preferred securities and a related junior subordinated deferrable interest debenture, each bearing interest at the rate of 8.5% per annum, on September 2, 2008, as more fully described in Note 9 to the financial statements, and more recently, completed the issuance of $5.0 million aggregate principal amount of 8.25% subordinated notes of the Bank on June 23, 2009, as more fully described in Note 10 to the financial statements.

We are subject to general FDIC guidelines which require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2009. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$992,133	$-	$-	$-	$-
Certificates of deposit (2)	214,352	159,330	42,205	12,817	-
FHLB borrowings	20,000	-	10,000	10,000	-
Subordinated debentures	15,158	-	-	-	15,158
Subordinated note payable	4,915	-	-	-	4,915
Operating lease commitments	17,866	1,809	3,301	3,403	9,353
Total	$1,264,424	$161,139	$55,506	$26,220	$29,426

(1)	Excludes interest
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

Capital Adequacy

In connection with a private placement and pursuant to subscription agreements effective March 13, 2009, the Company issued and sold to 50 accredited investors 139,460 shares of the Company’s common stock for $25.00 per share, for an aggregate purchase price of $3,486,500.  This sale completed the Company’s private placement of 400,000 shares of the Company’s common stock for $25.00 per share, or an aggregate purchase price of $10,000,000.  All of these shares were sold to investors in the Dothan, Alabama area, our newest market.

On June 23, 2009, the Bank issued $5,000,000 aggregate principal amount of its 8.25% Subordinated Notes due June 1, 2016 to an accredited investor at 100% of par.  The note is subordinate and junior in right of payment upon any liquidation of the Bank as to principal, interest and premium to obligations to the Bank’s depositors and other obligations to its general and secured creditors.  Interest payments are due and payable on each September 1, December 1, March 1 and June 1, and commencing on September 1, 2009.  Interest accrues at an annual rate of 8.25%.  The proceeds from the issuance and sale of the notes are included in Tier 2 capital of the Bank.

As of June 30, 2009, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2009.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2009, December 31, 2008, and June 30, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$120,627	10.74%	$89,836	8.00%	$112,295	10.00%
ServisFirst Bank	124,566	11.10%	89,781	8.00%	112,226	10.00%
Tier I Capital to Risk-Weighted Assets:
Consolidated	107,060	9.53%	44,918	4.00%	67,377	6.00%
ServisFirst Bank	106,084	9.45%	44,890	4.00%	67,335	6.00%
Tier I Capital to Average Assets:
Consolidated	107,060	8.29%	51,635	4.00%	64,544	5.00%
ServisFirst Bank	106,084	8.22%	51,605	4.00%	64,506	5.00%

As of December 31, 2008:
Total Capital to Risk-Weighted Assets:
Consolidated	$111,424	11.25%	$79,247	8.00%	$99,058	10.00%
ServisFirst Bank	110,242	11.14%	79,182	8.00%	98,977	10.00%
Tier I Capital to Risk-Weighted Assets:
Consolidated	100,822	10.18%	39,623	4.00%	59,435	6.00%
ServisFirst Bank	99,640	10.07%	39,591	4.00%	59,386	6.00%
Tier I Capital to Average Assets:
Consolidated	100,822	9.01%	44,746	4.00%	55,933	5.00%
ServisFirst Bank	99,640	8.91%	44,746	4.00%	55,933	5.00%

As of June 30, 2008:
Total Capital to Risk-Weighted Assets:
Consolidated	$84,336	10.00%	$67,469	8.00%	$84,336	10.00%
ServisFirst Bank	84,535	10.03%	67,459	8.00%	84,323	10.00%
Tier I Capital to Risk-Weighted Assets:
Consolidated	74,890	8.88%	33,734	4.00%	50,601	6.00%
ServisFirst Bank	75,097	8.91%	33,729	4.00%	50,594	6.00%
Tier I Capital to Average Assets:
Consolidated	74,940	7.92%	37,849	4.00%	47,311	5.00%
ServisFirst Bank	75,097	7.94%	37,849	4.00%	47,311	5.00%

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

Financial instruments whose contract amounts represent credit risk at June 30, 2009 are as follows:

(In Thousands)
Commitments to extend credit	$358,573
Credit card arrangements	17,267
Standby letters of credit	33,998
$409,838

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

Net Income

Net income for the three months ended June 30, 2009 was $1,559,000, compared to net income of $1,750,000 for the three months ended June 30, 2008.  Net income for the six months ended June 30, 2009 was $2,279,000, compared to net income of $3,320,000 for the six months ended June 30, 2008.  The decrease in net income was primarily attributable to increased salary and benefit expenses primarily due to the expansion into the Dothan market in 2008, an increase in FDIC insurance assessment rates along with a $600,000 special FDIC assessment expensed in the second quarter of 2009, and higher costs associated with other real estate owned. The provision for loan losses increased $471,000 to $2,608,000 for the three months ended June 30, 2009 compared to the same period in 2008, and increased $1,549,000 to $5,068,000 for the six months ended June 30, 2009 compared to the same period in 2008.  Noninterest expenses increased $2,352,000 to $6,882,000 for the three months ended June 30, 2009 compared to the same period in 2008, and increased $3,955,000 to $13,315,000 for the six months ended June 30, 2009 compared to the same period in 2008.  The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and an increase in impaired loans.  The increase in operating expenses was the result of our expansion into the Dothan market, the addition of staff in other areas of the Bank to match capacity needs, higher OREO expenses, and the accrual of a $600,000 special FDIC insurance assessment payable on September 30, 2009.  Increases in net interest income and noninterest income partially offset the negative impact of the increase in loan loss provision and higher expenses.  Net interest income increased $1,807,000 to $10,501,000 for the three months ended June 30, 2009 compared to the same period in 2008, and increased $2,765,000 to $19,546,000 for the six months ended June 30, 2009 compared to the same period in 2008.  Noninterest income increased $587,000 to $1,282,000 for the three months ended June 30, 2009 compared to the same period in 2008, and increased $964,000 to $2,202,000 for the six months ended June 30, 2009 compared to the same period in 2008.  Basic and diluted net income per common share were $.28 and $.27, respectively, for the three months ended June 30, 2009, compared to $.34 and $.33, respectively, for the same period in 2008.  Basic and diluted net income per common share were $.42 and $.40, respectively, for the six months ended June 30, 2009, compared to $.65 and $.63, respectively, for the same period in 2008.  Return on average assets for the three and six months ended June 30, 2009 was 0.48% and 0.37%, respectively, compared to 0.74% and 0.73% in 2008, and return on average stockholders’ equity for the three and six months ended June 30, 2009 was 6.77% and 5.10%, respectively, compared to 9.31% and 8.95% in 2008.

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

Taxable-equivalent net interest income increased $1,857,000, or 21.12%, to $10,651,000 for the three months ended June 30, 2009 compared to $8,794,000 in 2008, and increased $2,841,000, or 16.74%, to $19,817,000 for the six months ended June 30, 2009 compared to $16,976,000 in 2008.  These increases were primarily attributable to balance sheet growth.  The taxable-equivalent yield on interest-earning assets decreased to 4.81% for the three months ended June 30, 2009 from 5.86% for the same period in 2008, and decreased to 4.86% for the six months ended June 30, 2009 from 6.24% for the same period in 2008.  The yield on loans for the three months ended June 30, 2009 was 5.08% compared to 6.03% for the same period in 2008, and was 5.08% compared to 6.48% for the six months ended June 30, 2009 and 2008, respectively.  Lower construction lending activity caused a decrease in loan fee income, a component of the average yield.  Loan fees included in the yield calculation decreased to $172,000 for the three months ended June 30, 2009 from $319,000 for the same period in 2008, and decreased to $308,000 for the six months ended June 30, 2009 from $617,000 for the same period in 2008.  The cost of total interest-bearing liabilities decreased to 1.68% for the three months ended June 30, 2009 from 2.38% for the same period in 2008, and to 1.84% for the six months ended June 30, 2009 from 2.80% for the same period in 2008.  The higher interest rate on the trust preferred securities, 8.50%, sold in September 2008 limited the decrease in the average rate paid on interest-bearing liabilities.

The following tables show, for the three months and six months ended June 30, 2009 and 2008, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable equivalent basis if applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,

	2009			2008
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,064,554	$13,485	5.08%	$791,383	$11,896	6.03%
Mortgage loans held for sale	8,839	98	4.45	2,871	42	5.87
Investment securities:
Taxable	71,081	1,004	5.67	68,930	975	5.67
Tax-exempt (2)	35,596	493	5.55	23,342	329	5.65
Total investment securities (3)	106,677	1,497	5.63	92,272	1,304	5.67
Federal funds sold	75,649	47	0.25	30,353	164	2.17
Restricted equity securities	3,241	-	0.00	2,659	34	5.13
Interest-bearing balances with banks	2,607	2	0.31	37	1	10.84
Total interest-earning assets	$1,261,567	$15,129	4.81%	$919,575	$13,441	5.86%
Noninterest-earning assets:
Cash and due from banks	17,044			17,167
Net fixed assets and equipment	4,098			3,972
Allowance for loan losses, accrued
interest and other assets	8,165			5,105
Total assets	$1,290,874			$945,819

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$151,414	$380	1.01%	$95,781	$367	1.54%
Savings deposits	882	1	0.45	431	1	0.93
Money market accounts	674,303	2,198	1.31	524,806	2,655	2.03
Time deposits	209,215	1,388	2.66	135,300	1,434	4.25
Fed funds purchased	-	-	0.00	5,041	30	2.39
Other borrowings	35,463	511	5.78	20,250	160	3.17
Total interest-bearing liabilities	$1,071,277	$4,478	1.68	$781,609	$4,647	2.38
Noninterest-bearing liabilities:
Noninterest-bearing demand
deposits	124,343			86,019
Other liabilites	2,905			2,611
Stockholders' equity	91,138			74,279
Unrealized gains on
securities and derivatives	1,211			1,301
Total liabilities and
stockholders' equity	$1,290,874			$945,819
Net interest spread			3.13%			3.48%
Net interest margin			3.39%			3.84%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $172,000 and $319,000 are included in interest income in 2009 and 2008, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains of $1,756,000 and $1,753,000 are excluded from the yield calculation in 2009 and 2008, respectively.

	Three Months Ended June 30,

	2009 Compared to 2008 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	4,106	(2,517)	1,589
Mortgages held for sale	87	(31)	56
Investment securities:
Securities - taxable	30	(1)	29
Securities - non taxable	173	(9)	164
Federal funds sold	245	(362)	(117)
Restricted equity securities	7	(41)	(34)
Interest-bearing balances with banks	69	(68)	1
Total interest-earning assets	4,717	(3,029)	1,688

Interest-bearing liabilities:
Interest-bearing demand deposits	213	(200)	13
Savings	1	(1)	-
Money market accounts	756	(1,213)	(457)
Time deposits	783	(829)	(46)
Fed Funds Purchased	(30)	-	(30)
Other borrowed funds	120	231	351
Total interest-bearing liabilities	1,843	(2,012)	(169)
Increase in net interest income	2,874	(1,017)	1,857

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,

	2009			2008
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,028,711	$25,916	5.08%	$753,739	$24,238	6.48%
Mortgage loans held for sale	8,050	176	4.41	2,636	74	5.66
Investment securities:
Taxable	72,426	2,111	5.88	67,021	1,881	5.66
Tax-exempt (2)	31,988	891	5.62	22,607	639	5.70
Total investment securities (3)	104,414	3,002	5.80	89,628	2,520	5.67
Federal funds sold	55,166	71	0.26	34,274	437	2.57
Restricted equity securities	2,958	-	0.00	2,013	49	4.91
Interest-bearing balances with banks	10,996	21	0.39	2,395	53	4.46
Total interest-earning assets	$1,210,295	$29,186	4.86%	$884,685	$27,371	6.24%
Noninterest-earning assets:
Cash and due from banks	17,852			16,448
Net fixed assets and equipment	3,982			4,076
Allowance for loan losses, accrued interest and other assets	8,362			3,555
Total assets	$1,240,491			$908,764

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$147,600	$880	1.20%	$81,633	$714	1.76%
Savings deposits	867	2	0.47	404	1	0.50
Money market accounts	652,002	4,741	1.47	535,651	6,872	2.59
Time deposits	193,795	2,737	2.85	117,565	2,592	4.45
Fed funds purchased	-	-	0.00	2,521	30	0.00
Other borrowings	35,285	1,009	5.77	11,319	186	3.31
Total interest-bearing liabilities	$1,029,549	$9,369	1.84	$749,093	$10,395	2.80
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	118,109			81,939
Other liabilites	2,635			3,129
Stockholders' equity	88,940			73,419
Unrealized gains on securities and derivatives	1,258			1,184
Total liabilities and stockholders' equity	$1,240,491			$908,764
Net interest spread			3.03%			3.44%
Net interest margin			3.30%			3.87%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $308,000 and $617,000 are included in interest income in 2009 and 2008, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains of $1,758,000 and $1,594,000 are excluded from the yield calculation in 2009 and 2008, respectively.

	Six Months Ended June 30,

	2009 Compared to 2008 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	8,842	(7,164)	1,678
Mortgages held for sale	152	(50)	102
Investment securities:
Securities - taxable	152	78	230
Securities - non taxable	265	(13)	252
Federal funds sold	266	(632)	(366)
Restricted equity securities	23	(72)	(49)
Interest-bearing balances with banks	190	(222)	(32)
Total interest-earning assets	9,890	(8,075)	1,815

Interest-bearing liabilities:
Interest-bearing demand deposits	577	(411)	166
Savings	1	-	1
Money market accounts	1,493	(3,624)	(2,131)
Time deposits	1,681	(1,536)	145
Fed Funds Purchased	(30)	-	(30)
Other borrowed funds	394	429	823
Total interest-bearing liabilities	4,116	(5,142)	(1,026)
Increase in net interest income	5,774	(2,933)	2,841

Provision for Loan Losses

The provision expense for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale, with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. These processes, the assigned risk grades, and the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Impaired loans are reviewed specifically and separately under SFAS No. 114 to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2,608,000 for the three months ended June 30, 2009, an increase of $471,000 over $2,137,000 for the three months ended June 30, 2008.  The provision for loan losses was $5,068,000 for the six months ended June 30, 2009, an increase of $1,549,000 over $3,519,000 for the six months ended June 30, 2008.  Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $15,243,000, or 1.37% of total loans, at June 30, 2009 from $9,652,000, or 1.00% of total loans, at December 31, 2008, and from $4,993,000 or 0.66% of total loans, at June 30, 2008.  Impaired loans increased to $25,386,000, or 2.28% of total loans at June 30, 2009 compared to $15,880,000, or 1.64% of total loans at December 31, 2008 and $10,125,000, or 1.21% of total loans at June 30, 2008.  The allowance for loan losses totaled $13,567,000, or 1.22% of loans, net of unearned income, at June 30, 2009, compared to $10,602,000, or 1.09% of loans, net of unearned income, at December 31, 2008.

Noninterest Income

Noninterest income totaled $1,282,000 for the three months ended June 30, 2009, an increase of $587,000, or 84.46%, compared to the same period in 2008, and totaled $2,202,000 for the six months ended June 30, 2009, an increase of $964,000, or 77.87%, compared to the same period in 2008.  Income from mortgage banking operations for the three months ended June 30, 2009 was $764,000, an increase of $458,000, or 149.67%, from $306,000 for the same period in 2008, and for the six months ended June 30, 2009 was $1,283,000, an increase of $767,000, or 148.64%, from $516,000 for the same period in 2008.  These increases are due to increased refinancing activity in 2009 as a result of lower mortgage rates.  Income from customer service charges and fees for the three months ended June 30, 2009 increased $86,000, or 29.66%, to $376,000 from $290,000 for the same period in 2008, and for the six months ended June 30, 2009 increased $186,000, or 34.07%, to $732,000 from $546,000 for the same period in 2008.  The increase is primarily due to an increase in transaction accounts from 2008 to 2009.  Merchant service fees were $176,000 for the three months ended June 30, 2009, an increase of $60,000, or 51.72%, compared to $116,000 for the same period in 2008, and were $325,000 for the six months ended June 30, 2009, an increase of $115,000, or 54.76%, compared to $210,000 for the same period in 2008.

Noninterest Expense

Noninterest expense totaled $6,882,000 for the three months ended June 30, 2009, an increase of $2,352,000, or 51.92%, compared to $4,530,000 in 2008, and totaled $13,315,000 for the six months ended June 30, 2009, an increase of $3,955,000, or 42.25%, compared to $9,360,000 in 2008.  The increases for the three and six month periods in 2009 over the same periods in 2008 was primarily due to our continued growth and expansion, which has resulted in the addition of personnel and the opening of a new office in Dothan.  Salaries and employee benefits increased $1,190,000, or 49.58%, to $3,590,000 for the three months ended June 30, 2009 compared to $2,400,000 for the same period in 2008, and increased $1,729,000, or 33.08%, to $6,956,000 for the six months ended June 30, 2009 compared to $5,227,000 for the same period in 2008.  These increases are primarily the result of our increased employee base, to 158 employees at June 30, 2009 from 131 at June 30, 2008.  Other operating expenses increased $1,162,000, or 54.55%, to $3,292,000 for the three months ended June 30, 2009 compared to $2,130,000 for the same period in 2008, and increased $2,226,000, or 53.86%, to $6,359,000 for the six months ended June 30, 2009 compared to $4,133,000 for the same period in 2008.  This increase was the result of higher FDIC insurance assessments and an increase in OREO expenses.  FDIC assessments increased to $810,000 and $991,000 for the three and six months ended June 30, 2009, respectively, compared to $132,000 and $253,000 for the three and six months ended June 30, 2008.  The Company accrued a $600,000 one-time special assessment, payable on September 30, 2009, in the second quarter of 2009.  This special assessment decreased diluted earnings per share by approximately $.07 for the three and six months ended June 30, 2009.   OREO expenses increased to $274,000 and $1,171,000 for the three and six months ended June 30, 2009, respectively, compared to $128,000 and $153,000 for the three and six months ended June 30, 2008, respectively.

Income Tax Expense

Income tax expense was $734,000 for the three months ended June 30, 2009 versus $972,000 for the same period in 2008, and was $1,086,000 for the six months ended June 30, 2009 versus $1,820,000 for the same period in 2008. Our effective tax rates for the three and six months ended June 30, 2009 were 32.01% and 32.27%, respectively, compared to 35.71% and 35.41% for the same periods in 2008.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2009. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

All information required by this Item has previously been reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2009, we held our 2009 Annual Meeting of Stockholders.  The following numbered matters were submitted to a vote of the stockholders, and the following tables list the results of the stockholders’ vote.

1.	Election of directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:

Name	For	Abstain
Thomas A. Broughton, III	3,476,366	44,420
James J. Filler	3,476,366	44,420
Stanley M. Brock	3,476,366	44,420
Michael D. Fuller	3,476,366	44,420
Joseph R. Cashio	3,476,366	44,420
Hatton C. V. Smith	3,476,366	44,420

2.	Ratification of the appointment of Mauldin & Jenkins, LLC as independent auditors of the Company for the year ended December 31, 2009:

For	Against	Abstain
3,503,786	1,000	16,000

3.	Approval of the ServisFirst Bancshares, Inc. 2009 Stock Incentive Plan:

For	Against	Abstain
3,402,663	70,955	47,168

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

SERVISFIRST BANCSHARES, INC.

Date: July 30, 2009	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: July 30, 2009	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer