Form 10-Q
period 2009-09-30
ServisFirst Bancshares, Inc.
filed 2009-10-30
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

   Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 29, 2009
Common stock, $.001 par value	5,513,482

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	37
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

EX-31.01 SECTION 302, CERTIFICATION OF THE CEO
EX-31.02 SECTION 302, CERTIFICATION OF THE CFO
EX-31.01 SECTION 906, CERTIFICATION OF THE CEO
EX-31.01 SECTION 906, CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,918	$22,844
Interest-bearing balances due from depository institutions	165,924	30,774
Federal funds sold	384	19,300
Cash and cash equivalents	$187,226	72,918
Securities available for sale	137,624	102,339
Restricted equity securities	3,241	2,659
Mortgage loans held for sale	5,087	3,320
Loans	1,154,090	968,233
Less allowance for loan losses	(14,596)	(10,602)
Loans, net	1,139,494	957,631
Premises and equipment, net	5,223	3,884
Accrued interest and dividends receivable	5,163	4,026
Deferred tax assets	3,256	3,585
Other real estate owned	13,453	10,473
Other assets	2,438	1,437
Total assets	$1,502,205	$1,162,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$175,089	$121,459
Interest-bearing	1,186,394	915,860
Total deposits	1,361,483	1,037,319
Other borrowings	24,918	20,000
Trust preferred securities	15,194	15,087
Accrued interest payable	1,103	1,280
Other liabilities	2,286	1,803
Total liabilities	1,404,984	1,075,489
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,513,482 and 5,374,022 shares issued and outstanding	6	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	74,877	70,729
Retained earnings	18,974	15,087
Accumulated other comprehensive income	3,364	962
Total stockholders' equity	97,221	86,783
Total liabilities and stockholders' equity	$1,502,205	$1,162,272

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$14,598	$12,657	$40,690	$36,969
Taxable securities	1,006	951	3,117	2,832
Nontaxable securities	402	233	1,022	677
Federal funds sold	77	12	148	449
Other interest and dividends	9	28	30	130
Total interest income	16,092	13,881	45,007	41,057
Interest expense:
Deposits	4,031	4,640	12,391	14,819
Borrowed funds	617	364	1,626	580
Total interest expense	4,648	5,004	14,017	15,399
Net interest income	11,444	8,877	30,990	25,658
Provision for loan losses	3,209	1,381	8,277	4,900
Net interest income after provision for loan losses	8,235	7,496	22,713	20,758
Noninterest income:
Service charges on deposit accounts	419	358	1,151	904
Other operating income	548	314	2,018	1,007
Total noninterest income	967	672	3,169	1,911
Noninterest expenses:
Salaries and employee benefits	3,398	2,684	10,354	7,910
Equipment and occupancy expense	767	546	1,977	1,598
Professional services	228	254	657	829
Other operating expenses	2,579	1,977	7,299	4,484
Total noninterest expenses	6,972	5,461	20,287	14,821
Income before income taxes	2,230	2,707	5,595	7,848
Provision for income taxes	622	983	1,708	2,803
Net income	$1,608	$1,724	$3,887	$5,045

Basic earnings per share	$0.29	$0.34	$0.71	$0.99

Diluted earnings per share	$0.28	$0.32	$0.67	$0.95

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,608	$1,724	$3,887	$5,045

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax (benefit) of $1,304 and $1,330 for the three and nine months ended September 30, 2009, respectively, and $(177) and $(643) for the three and nine months ended September 30, 2008, respectively	2,532	(344)	2,582	(1,248)
Unrealized holding gains arising during period from derivative, net of tax of $35, for the nine months ended September 30, 2008	-	-	-	68
Reclassification adjustment for net gains realized on derivatives in net income, net of tax benefit of $93 for the nine months ended September 30, 2009, and $46 and $138 for the three and nine months ended September 30, 2008, respectively	-	(90)	(180)	(270)
Other comprehensive income (loss)	2,532	(434)	2,402	(1,450)
Comprehensive income	$4,140	$1,290	$6,289	$3,595

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2008	$5	$70,729	$15,087	$962	$86,783
Sale of 139,460 shares	1	3,478	-	-	3,479
Issuance of warrants related to subordinated notes payable	-	86	-	-	86
Other comprehensive income	-	-	-	2,402	2,402
Stock based compensation expense	-	584	-	-	584
Net income	-	-	3,887	-	3,887
Balance, September 30, 2009	$6	$74,877	$18,974	$3,364	$97,221

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(In thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	3,887	$5,045
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(909)	(818)
Provision for loan losses	8,277	4,900
Depreciation and amortization	802	683
Net accretion of investments	(326)	(248)
Amortized gain on derivative	(272)	408
Increase in accrued interest and dividends receivable	(1,137)	(119)
Stock compensation expense	584	492
(Decrease) increase in accrued interest payable	(177)	408
Proceeds from sale of mortgage loans held for sale	148,071	60,553
Originations of mortgage loans held for sale	(151,699)	(62,149)
Gain on sale of securities available for sale	(42)	-
Loss on sale of other real estate	817	172
Loss on disposal of premises and equipment	2	-
Net change in other assets, liabilities, and other operating activities	(457)	(1,774)
Net cash provided by operating activities	7,421	7,553

INVESTMENT ACTIVITIES
Purchase of securities available for sale	(45,913)	(11,960)
Proceeds from maturities, calls and paydowns of securities available for sale	12,825	7,419
Increase in loans	(197,275)	(233,285)
Purchase of premises and equipment	(2,144)	(391)
Purchase of restricted equity securities	(582)	(1,457)
Proceeds from sale of securities available for sale	2,083	-
Proceeds from disposal of premises and equipment	1	-
Proceeds from sale of other real estate owned and repossessions	5,249	1,505
Net cash used in investing activities	(225,756)	(238,169)

FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	53,630	20,866
Net increase in interest-bearing deposits	270,534	167,189
Repayment of other borrowings	-	(73)
Proceeds from other borrowings	5,000	20,000
Proceeds from issuance of trust preferred securities	-	15,000
Proceeds from sale of stock, net	3,479	-
Net cash provided by financing activities	332,643	222,982

Net increase (decrease) in cash and cash equivalents	114,308	(7,634)

Cash and cash equivalents at beginning of year	72,918	66,422
Cash and cash equivalents at end of year	187,226	$58,788

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$14,194	$15,807
Income taxes	3,117	3,561

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$1,861	$-
Other real estate acquired in settlement of loans	9,464	7,492

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Shares and Per Share Data)

Weighted average common shares outstanding	5,513,482	5,113,482	5,476,701	5,113,482
Net income	$1,608	$1,724	$3,887	$5,045
Basic earnings per share	$0.29	$0.34	$0.71	$0.99

Weighted average common shares outstanding	5,513,482	5,113,482	5,476,701	5,113,482
Dilutive effects of assumed conversions and exercise of stock options and warrants	307,849	230,448	297,740	225,011
Weighted average common and dilutive potential common shares outstanding	5,821,331	5,343,930	5,774,441	5,338,493
Net income	$1,608	$1,724	$3,887	$5,045
Diluted earnings per share	$0.28	$0.32	$0.67	$0.95

NOTE 4 - SECURITIES

The Company currently assigns all of its securities to available-for-sale based on its asset/liability management, liquidity and profitability objectives.  The securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity, net of taxes.

Net unrealized gain on the securities portfolio increased from $1.2 million, which represented 1.17% of the amortized cost at December 31, 2008, to $5.1 million, which represented 3.85% of the amortized cost at September 30, 2009.  The investment portfolio at September 30, 2009, and December 31, 2008 consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
Securities Available for Sale
September 30, 2009:
U.S. Treasury and government agencies	$24,936	$371	$-	$25,307
Mortgage-backed securities	54,141	3,057	(6)	57,192
State and municipal securities	50,448	2,058	(397)	52,109
Corporate debt	3,002	58	(44)	3,016
Total	$132,527	$5,544	$(447)	$137,624

Securities Available for Sale
December 31, 2008:
U.S. Treasury and government agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	-	(772)	5,199
Total	$101,154	$2,837	$(1,652)	$102,339

The Company has not invested in private label mortgage-backed securities or collateralized debt obligations.

The following table identifies, as of September 30, 2009 and December 31, 2008, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2009:
U.S. Treasury and government agencies	$-	$-	$-	$-
Mortgage-backed securities	(6)	2,099	-	-
State and municipal securities	(397)	6,274	-	-
Corporate debt	-	-	(44)	1,967
	$(403)	$8,373	$(44)	$1,967

December 31, 2008.:
U.S. Treasury and government agencies	$(18)	$3,089	$-	$-
Mortgage-backed securities	(5)	1,868	-	-
State and municipal securities	(857)	14,814	-	-
Corporate debt	(772)	5,199	-	-
	$(1,652)	$24,970	$-	$-

At September 30, 2009, two of the Company’s 269 debt securities were in an unrealized loss position for more than 12 months.  The Company does not believe these unrealized losses are “other than temporary” since it has the ability and intent to hold the investments for a period of time sufficient to allow for a recovery in market value, and it is not probable that the Company will be unable to collect all of the amounts contractually due.  We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

NOTE 5 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2009, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged against income for the plans was approximately $189,000 and $584,000 for the three and nine months ended September 30, 2009 and $172,000 and $492,000 for three and nine months ended September 30, 2008, respectively.

Under the Company’s 2005 Amended and Restated Stock Option Plan (the “2005 Plan”), there are 1,025,000 shares authorized for issuance. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is ten years.

The Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) effective March 26, 2009, subject to approval by the stockholders of the Company, which was obtained at the Company’s 2009 Annual Meeting of Stockholders.  Up to 425,000 shares are reserved for issuance under the Plan pursuant to the exercise of options or the award of SARs, restricted shares, or performance shares, all which are defined in the Plan.  No grants or awards had been made under the 2009 Plan at September 30, 2009.

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

	2009	2008
Expected volatility	20.00%	20.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7	7
Risk-free rate	1.70%	2.93%

The following table summarizes stock option activity during the nine months ended September 30, 2009 and 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Nine Months Ended September 30, 2009:
Outstanding at January 1, 2009	796,000	$14.50	7.7	$8,363
Granted	40,000	25.00	9.4	-
Exercised	-	-	-	-
Forfeited	(2,500)	15.00	7.2	-
Outstanding at September 30, 2009	833,500	15.00	7.1	$8,338

Exercisable at September 30, 2009	136,864	$11.84	6.4	$1,801

Nine Months Ended September 30, 2008:
Outstanding at January 1, 2008	712,500	$13.12	8.4	$4,905
Granted	98,500	24.31	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2008	811,000	14.48	8.0	$8,536

Exercisable at September 30, 2008	61,932	$11.77	7.2	$819

Options for 2,500 shares of the Company’s common stock were granted in the third quarter of 2009.  There were 2,500 options forfeited during the third quarter of 2009.  There were no options exercised during the third quarter of 2009.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at September 30, 2009 and 2008 was 60,000.

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

NOTE 6 - DERIVATIVES

Prior to 2008 the Company entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of its floating-rate loans. The interest rate floor was sold in January 2008, and the related gain of $817,000 was deferred and amortized to income over the remaining term of the original agreement, which would have terminated on June 22, 2009. The Company recognized gains of $0 and $272,000 in interest income for the three and nine months ended September 30, 2009, respectively.

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of September 30, 2009, the Company was party to two swaps with notional amounts totaling approximately $12.2 million with customers, and two swaps with notional amounts totaling approximately $12.2 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $552,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2009 and December 31, 2008 were not material.

NOTE 7 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that changed the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this pronouncement effective January 1, 2009.  See Note 6 for the Company’s disclosures about its derivative instruments and hedging activities.

In September 2008, the FASB issued an accounting pronouncement that defined whether instruments granted in share-based payment transactions are participating securities for purposes of computing earnings per share.  Under the pronouncement, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The pronouncement is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption of the provisions of this pronouncement effective January 1, 2009 did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued three related accounting pronouncements to provide further application guidance and enhanced disclosures of fair value measurements and impairments of securities.  These pronouncements provide guidance for making fair value measurements more consistent with existing accounting principles when the volume and level of activity for the asset or liability have significantly decreased.  The pronouncements also enhance consistency in reporting by increasing the frequency of fair value disclosures and modifies existing general accounting standards for and disclosure of other-than-temporary (“OTTI”) losses for impaired debt securities.

The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive.  Prior to these pronouncements, fair value disclosures for instruments covered by the pronouncements were required for annual statements only.  These disclosures are now required in interim financial statements.  The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis; or (3) does not expect to recover the entire amortized cost basis of the security.  When an entity intends to sell or more likely than not will be required to sell a security, the entire OTTI loss must be recognized in earnings.  In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

All three pronouncements were effective for interim and annual reports ending after June 15, 2009.  Early adoption was permitted for interim and annual periods ending after March 15, 2009, but concurrent adoption of all three was required.  The Company adopted the provisions of these pronouncements for the quarter ending June 30, 2009.  The adoption of these provisions did not have an impact on the consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events.  The pronouncement defines “recognized subsequent events” as those that give evidence of conditions that existed at the balance-sheet date and “non-recognized subsequent events” as those that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements.  Entities must recognize in the financial statements the effect of recognized subsequent events, but cannot recognize the effects in the financial statements of non-recognized subsequent events.  This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated.  This pronouncement was effective for interim and annual periods ending after June 30, 2009.  The Company adopted this pronouncement for the quarter ended June 30, 2009, and adoption did not have an impact on the consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement establishing the FASB “Accounting Standards CodificationTM” (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 30, 2009.  On the effective date, this pronouncement superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Company adopted this new accounting pronouncement effective September 30, 2009.  There was no impact on the consolidated financial statements from the adoption of this pronouncement.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosure requirements for securitizations and special purpose entities.  The pronouncements remove the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets and where companies have exposure to the risks related to transfers of financial assets.  These pronouncements must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not anticipate a material impact to the consolidated financial statements from the adoption of this standard.

NOTE 9 - FAIR VALUE MEASUREMENT

Measurement of fair value under United States generally accepted accounting principles (“US GAAP”) establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:

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

Impaired Loans- Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,586,000 and $4,919,000 during the three and nine months ended September 30, 2009, respectively, and $688,000 and $2,388,000 during the three and nine months ended September 30, 2008, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $359,000 and $1,326,000 during the three and nine months ended September 30, 2009, respectively, and $509,000 and $828,000 during the three and nine months ended September 30, 2008, respectively.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2009:

	(In Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:
Available for sale securities	$-	$137,624	$-	$137,624
Interest rate swap agreements	-	552		552
Total assets at fair value	$-	$138,176	$-	$138,176

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$552	$-	$552

Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$26,716	$26,716
Other real estate owned	-	-	13,453	13,453
Total assets at fair value	$-	$-	$40,169	$40,169

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Current US GAAP excludes certain financial instruments and all nonfinancial instruments from its fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)		(In Thousands)
Financial Assets:
Cash and cash equivalents	$187,226	$187,226	$72,918	$72,918
Investment securities	137,624	137,624	102,339	102,339
Restricted equity securities	3,241	3,241	2,659	2,659
Mortgage loans held for sale	5,087	5,087	3,320	3,320
Loans, net	1,139,494	1,142,522	957,631	979,656
Accrued interest and dividends receivable	5,163	5,163	4,026	4,026
Derivative	552	552	823	823

Financial Liabilities:
Deposits	$1,361,483	$1,361,800	$1,037,319	$1,038,502
Borrowings	24,918	25,544	20,000	20,270
Trust preferred securities	15,194	14,519	15,087	12,544
Accrued interest payable	1,103	1,103	1,280	1,280
Derivative	552	552	823	823

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

The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company (i) prior to September 1, 2011, in whole upon the occurrence of a Special Event, as defined in the Indenture, or (ii) in whole or in part on or after September 1, 2011 for any reason. In the event of the redemption of the trust preferred securities prior to September 1, 2011, the holders of the trust preferred securities will be entitled to $1,050 per share, plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment. In the event of the redemption of the trust preferred securities on or after September 1, 2011, the holders of the trust preferred securities will be entitled to receive $1,000 per share plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.

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

NOTE 11 - SUBORDINATED NOTE DUE SEPTEMBER 1, 2016

On June 23, 2009, the Bank issued $5,000,000 aggregate principal amount of its 8.25% Subordinated Note due June 1, 2016 to an accredited investor at 100% of par.  The note is subordinate and junior in right of payment upon any liquidation of the Bank as to principal, interest and premium to obligations to the Bank’s depositors and other obligations to its general and secured creditors.  Interest payments are due and payable on each September 1, December 1, March 1 and June 1, commencing on September 1, 2009.  Interest accrues at an annual rate of 8.25%.  The proceeds from the note payable are included in Tier 2 capital of the Bank and the Company.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 29, 2009, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of October 29, 2009, there were no subsequent events which required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and September 30, 2008.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,”, “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. ServisFirst Bancshares, Inc. cautions that such forward-looking statements, wherever they occur in this press release or in other statements attributable to ServisFirst Bancshares, Inc., are necessarily estimates reflecting the judgment of ServisFirst Bancshares, Inc.’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base, possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectibility of loans and the value of collateral; the effect of natural disasters, such as hurricanes, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered in Birmingham, Alabama. Through the Bank, we operate eight full-service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama.

We are headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and one office in the Dothan, Alabama MSA (Houston County), which constitute our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts). Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Overview

As of September 30, 2009, the Company had total consolidated assets of $1,502,205,000, an increase of $339,933,000, or 29.25%, over $1,162,272,000 at December 31, 2008.  Total loans were $1,154,090,000 at September 30, 2009, up $185,857,000, or 19.20%, over $968,233,000 at December 31, 2008. Total deposits were $1,361,483,000 at September 30, 2009, an increase of $324,164,000, or 31.25%, over $1,037,319,000 at December 31, 2008. Loans and deposits increased as a result of organic growth in existing offices in Birmingham, Huntsville and Montgomery, Alabama, and our expansion into the Dothan, Alabama market beginning in September 2008.

Net income for the quarter ended September 30, 2009 was $1,608,000, a decrease of $116,000, or 6.73%, from $1,724,000 for the quarter ended September 30, 2008.  Basic and fully diluted earnings per common share were $.29 and $.28, respectively, for the three months ended September 30, 2009, compared with $.34 and $.32, respectively, for the same period in 2008.  This decrease was primarily attributable to increased salary and benefit expenses primarily due to the expansion into the Dothan market in 2008, increased provision for loan losses, and higher costs associated with other real estate owned, as more fully explained under the caption “Noninterest Expense” and “Provision for Loan Losses”, below.

Net income for the nine months ended September 30, 2009 was $3,887,000, a decrease of $1,158,000, or 22.95%, from $5,045,000 for the nine months ended September 30, 2008.  Basic and fully diluted earnings per share were $.71 and $.67, respectively, for the nine months ended September 30, 2009, compared with $.99 and $.95, respectively for the same period in 2008. Again, this decrease was primarily attributable to increased salary and benefit expenses primarily due to the expansion into the Dothan market in 2008, increased provision for loan losses, and higher costs associated with other real estate owned, as more fully explained under the caption “Noninterest Expense” and “Provision for Loan Losses”, below.

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

Financial Condition

Investment Securities

Investment securities available for sale totaled $137,624,000 at September 30, 2009 and $102,339,000 at December 31, 2008.

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

The following table shows the amortized cost of the Company’s investment securities by their stated maturity at September 30, 2009:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government agencies	$-	$21,098	$2,997	$841	$24,936
Mortgage-backed securities	-	52,115	2,026	-	54,141
State and municipal securities	-	4,383	28,102	17,963	50,448
Corporate debt	-	-	1,991	1,011	3,002
	$-	$77,596	$35,116	$19,815	$132,527

Tax-equivalent Yield	0.00%	4.34%	5.57%	5.82%	4.89%

All securities held are traded in liquid markets. As of September 30, 2009, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $2,991,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The September 30, 2009 total investment portfolio has a combined average credit rating of AA+.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $128,207,000 and $94,022,000 as of September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, we had $384,000 in federal funds sold, compared with $19,300,000 at December 31, 2008.

Loans

We had total loans of $1,154,090,000 at September 30, 2009, an increase of $185,857,000, or 19.20%, compared to $968,233,000 at December 31, 2008.  At September 30, 2009, 52% of our loans were in our Birmingham offices, 25% in our Huntsville offices, 13% in our Montgomery offices, and 10% in our Dothan office.

The following table details our loans at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In Thousands)
Commercial, financial and agricultural	$440,255	$325,968
Real estate - construction (1)	227,867	235,162
Real estate - mortgage:
Owner occupied	187,647	147,197
1-4 Family	152,963	137,019
Other	115,346	93,412
Total Real Estate Mortgage	455,956	377,628
Consumer	30,012	29,475
Total Loans	1,154,090	968,233
Allowance for loan losses	(14,596)	(10,602)
Total Loans, Net	$1,139,494	$957,631

(1)	includes Owner Occupied real estate construction loans in the amount of $18,868 and $7,247 at September 30, 2009 and December 31, 2008, respectively

Asset Quality

We establish and maintain the allowance for loan losses at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management believes that the allowance is adequate at September 30, 2009.

The following table presents a summary of changes in the allowances for loan losses for the three and nine months ended September 30, 2009 and 2008, respectively.  The largest balance of our charge-offs is on real estate construction loans. Real estate construction loans represent 19.74% of our loan portfolio at September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Allowance for Loan Losses
Balance, beginning of period	$13,567	$9,438	$10,602	$7,732
Charge-offs:
Commercial, financial and agricultural	(1,089)	(94)	(1,897)	(95)
Real estate - construction	(832)	(78)	(2,040)	(1,826)
Real estate - mortgage:
Owner Occupied	-	-	-	-
1-4 family mortgage	(172)	(155)	(212)	(232)
Other	(9)	-	(9)	-
Total real estate mortgage	(181)	(155)	(221)	(232)
Consumer	(81)	(108)	(167)	(114)
Total charge-offs	(2,183)	(435)	(4,325)	(2,267)
Recoveries:
Commercial, financial and agricultural	-	-	-	19
Real estate - construction	-	-	39	-
Real estate - mortgage:
Owner Occupied	-	-	-	-
1-4 family mortgage	-	-	-	-
Other	-	-	-	-
Total real estate mortgage	-	-	-	-
Consumer	3	-	3	-
Total recoveries	3	-	42	19
Net charge-offs	(2,180)	(435)	(4,283)	(2,248)
Provision for loan losses charged to expense	3,209	1,381	8,277	4,900
Balance, end of period	$14,596	$10,384	$14,596	$10,384

As a percent of year to date average loans:
Annualized net charge-offs	0.76%	0.20%	0.54%	0.38%
Annualized provision for loan losses	1.12%	0.64%	1.04%	0.83%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. We believe the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans
	(In Thousands)		(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$3,252	38.15%	$1,502	33.67%	$1,175	32.63%
Real estate - construction	6,290	19.74%	5,473	24.29%	5,334	26.05%
Real estate - mortgage	895	39.51%	428	39.00%	987	38.20%
Consumer	2	2.60%	5	3.04%	51	3.12%
Other	4,157	-	3,194	-	2,837	-
Total	$14,596	100.00%	$10,602	100.00%	$10,384	100.00%

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

As of September 30, 2009, our impaired loans, inclusive of non-accrual loans, totaled $26,716,000 and had associated reserves of approximately $3,828,000.  This compares to impaired loans and associated reserves of $15,880,000 and $1,125,000, respectively at December 31, 2008.  A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprising non-accrual loans, loans 90 days or more past due and still accruing, troubled debt restructurings and other real estate owned (“OREO”), totaled $29,321,000 at September 30, 2009, compared to $20,125,000 at December 31, 2008 and $15,363,000 at September 30, 2008. Non-accrual loans were $13,794,000 at September 30, 2009, an increase of $6,081,000 from non-accrual loans of $7,713,000 at December 31, 2008 and an increase of $7,131,000 from non-accrual loans of $6,663,000 at September 30, 2008. Loans 90 days past due and still accruing totaled $1,324,000 at September 30, 2009, compared to $1,939,000 at December 31, 2008 and $489,000 at September 30, 2008.  Troubled debt restructurings totaled $750,000 at September 30, 2009, compared to $0 at December 31, 2008 and September 30, 2008.

A summary of nonperforming assets as of September 30, 2009, December 31, 2008 and September 30, 2008 follows:

	September 30, 2009		December 31, 2008		September 30, 2008
	(In Thousands)
Nonaccrual loans	$13,794	(1)	$7,713		$6,663
Past due 90 days and still accruing	1,324		1,939	(2)	489
Troubled debt restructures	750		-		-
All other real estate owned	13,453		10,473		8,211
Total non-performing assets	$29,321		$20,125		$15,363

(1)	$1,785 of this amount represents a loan as to which the full balance of principal and interest is guaranteed by the United States Department of Agriculture.
(2)	$1,804 of this amount represents a loan as to which the full balance of principal and interest is guaranteed by the United States Department of Agriculture.

The increase in our non-accrual loans and other real estate owned for the first nine months of 2009 is directly attributable to the current weak economy and related slowdown in the residential real estate market. At September 30, 2009, total nonperforming assets included finished and unfinished homes of $8,061,000, residential lots of $9,864,000, raw land of $1,505,000 and commercial buildings of $4,863,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is charged off. Once the property is in OREO, sales efforts begin. Should economic conditions continue to deteriorate, the continued and growing inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

Total deposits increased $324,164,000, or 31.25%, to $1,361,483,000 at September 30, 2009 compared to $1,037,319,000 at December 31, 2008.  We believe our deposits will continue to increase during 2009 as a result of our expansion into the Dothan market in 2008 and the Montgomery market in 2007 and expanded customer relationships in the Birmingham and Huntsville markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank of Atlanta, of which $10.0 million bears interest at 2.995% per annum and is payable on March 19, 2012, and $10.0 million bears interest at 3.275% per annum and is payable on March 19, 2013.  As discussed in Note 10 to the financial statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  As discussed in Note 11 to the financial statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25% payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2009, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $274 million. Additionally, the Bank had additional borrowing availability of approximately $111 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $142 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we also completed the issuance of $15.0 million of trust preferred securities and a related junior subordinated deferrable interest debenture, each bearing interest at the rate of 8.5% per annum, on September 2, 2008, as more fully described in Note 10 to the financial statements, and more recently, completed the issuance of $5.0 million aggregate principal amount of 8.25% subordinated notes of the Bank on June 23, 2009, as more fully described in Note 11 to the financial statements.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2009. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,127,127	$-	$-	$-	$-
Certificates of deposit (2)	234,356	176,933	45,799	11,624	-
FHLB borrowings	20,000	-	10,000	10,000	-
Subordinated debentures	15,194	-	-	-	15,194
Subordinated note payable	4,918	-	-	-	4,918
Operating lease commitments	17,713	1,687	3,319	3,427	9,280
Total	$1,419,308	$178,620	$59,118	$25,051	$29,392

(1)	Excludes interest
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

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

On June 23, 2009, the Bank issued $5,000,000 aggregate principal amount of its 8.25% Subordinated Notes due June 1, 2016 to an accredited investor at 100% of par.  The note is subordinate and junior in right of payment upon any liquidation of the Bank as to principal, interest and premium to obligations to the Bank’s depositors and other obligations to its general and secured creditors.  Interest payments are due and payable on each September 1, December 1, March 1 and June 1, and commencing on September 1, 2009.  Interest accrues at an annual rate of 8.25%.  The proceeds from the issuance and sale of the notes are included in Tier 2 capital of the Bank and the Company.

As of September 30, 2009, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2009.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2009, December 31, 2008, and September 30, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$128,371	10.99%	$93,477	8.00%	$116,846	10.00%
ServisFirst Bank	127,649	10.93%	93,421	8.00%	116,777	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	108,857	9.32%	46,738	4.00%	70,108	6.00%
ServisFirst Bank	108,135	9.26%	46,711	4.00%	70,066	6.00%
Tier I Capital to Average Assets:
Consolidated	108,857	7.64%	57,017	4.00%	71,272	5.00%
ServisFirst Bank	108,135	7.59%	56,987	4.00%	71,234	5.00%

As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$111,424	11.25%	$79,247	8.00%	$99,058	10.00%
ServisFirst Bank	110,242	11.14%	79,182	8.00%	98,977	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	100,822	10.18%	39,623	4.00%	59,435	6.00%
ServisFirst Bank	99,640	10.07%	39,591	4.00%	59,386	6.00%
Tier I Capital to Average Assets:
Consolidated	100,822	9.01%	44,746	4.00%	55,933	5.00%
ServisFirst Bank	99,640	8.91%	44,746	4.00%	55,933	5.00%

As of September 30, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$102,592	11.26%	$72,917	8.00%	$91,146	10.00%
ServisFirst Bank	101,499	11.14%	72,874	8.00%	91,092	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	92,208	10.12%	36,458	4.00%	54,687	6.00%
ServisFirst Bank	91,115	10.00%	36,437	4.00%	54,655	6.00%
Tier I Capital to Average Assets:
Consolidated	92,208	9.27%	39,778	4.00%	49,723	5.00%
ServisFirst Bank	91,115	9.16%	39,778	4.00%	49,723	5.00%

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

Financial instruments whose contract amounts represent credit risk at September 30, 2009 are as follows:

(In Thousands)
Commitments to extend credit	$382,021
Credit card arrangements	18,416
Standby letters of credit	36,243
$436,680

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

Net Income

Net income for the three months ended September 30, 2009 was $1,608,000, compared to net income of $1,724,000 for the three months ended September 30, 2008.  Net income for the nine months ended September 30, 2009 was $3,887,000, compared to net income of $5,045,000 for the nine months ended September 30, 2008.  The decrease in net income was primarily attributable to increased salary and benefit expenses primarily due to the expansion into the Dothan market in 2008, an increase in FDIC insurance assessment rates, increased provision for loan losses, and higher costs associated with other real estate owned. The provision for loan losses increased $1,828,000, to $3,209,000, for the three months ended September 30, 2009 compared to the same period in 2008, and increased $3,377,000, to $8,277,000, for the nine months ended September 30, 2009 compared to the same period in 2008.  Noninterest expenses increased $1,511,000, to $6,972,000, for the three months ended September 30, 2009 compared to the same period in 2008, and increased $5,466,000, to $20,287,000, for the nine months ended September 30, 2009 compared to the same period in 2008.  The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and an increase in impaired loans.  The increase in operating expenses was the result of our expansion into the Dothan market, the addition of staff in other areas of the Bank to match capacity needs, higher OREO expenses, and the accrual of a $600,000 special FDIC insurance assessment in the second quarter of 2009.  Increases in net interest income and noninterest income partially offset the negative impact of the increase in loan loss provision and higher expenses.  Net interest income increased $2,567,000, to $11,444,000, for the three months ended September 30, 2009 compared to the same period in 2008, and increased $5,332,000, to $30,990,000, for the nine months ended September 30, 2009 compared to the same period in 2008.  Noninterest income increased $295,000, to $967,000, for the three months ended September 30, 2009 compared to the same period in 2008, and increased $1,258,000, to $3,169,000, for the nine months ended September 30, 2009 compared to the same period in 2008.  Basic and diluted net income per common share were $.29 and $.28, respectively, for the three months ended September 30, 2009, compared to $.34 and $.32, respectively, for the same period in 2008.  Basic and diluted net income per common share were $.71 and $.67, respectively, for the nine months ended September 30, 2009, compared to $.99 and $.95, respectively, for the same period in 2008.  Return on average assets for the three and nine months ended September 30, 2009 was 0.45% and 0.40%, respectively, compared to 0.71% and 0.85% in 2008, and return on average stockholders’ equity for the three and nine months ended September 30, 2009 was 6.75% and 5.70%, respectively, compared to 8.99% and 8.97% in 2008.

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

Taxable-equivalent net interest income increased $2,792,000, or 31.10%, to $11,769,000 for the three months ended September 30, 2009 compared to $8,977,000 in 2008, and increased $518,000, or 1.68%, to $31,435,000 for the nine months ended September 30, 2009 compared to $30,917,000 in 2008.  These increases were primarily attributable to balance sheet growth.  The taxable-equivalent yield on interest-earning assets decreased to 4.68% for the three months ended September 30, 2009 from 5.76% for the same period in 2008, and decreased to 4.78% for the nine months ended September 30, 2009 from 6.06% for the same period in 2008.  The yield on loans for the three months ended September 30, 2009 was 5.10% compared to 5.79% for the same period in 2008, and was 5.09% compared to 6.23% for the nine months ended September 30, 2009 and 2008, respectively.  Lower construction lending activity caused a decrease in loan fee income, a component of the average yield.  Loan fees included in the yield calculation were flat at $145,000 for the three months ended September 30, 2009 compared to the same period in 2008, and decreased to $454,000 for the nine months ended September 30, 2009 from $761,000 for the same period in 2008.  The cost of total interest-bearing liabilities decreased to 1.56% for the three months ended September 30, 2009 from 2.42% for the same period in 2008, and to 1.73% for the nine months ended September 30, 2009 from 1.80% for the same period in 2008.  The higher interest rate on the trust preferred securities, 8.50%, issued in September 2008 limited the decrease in the average rate paid on interest-bearing liabilities.

The following tables show, for the three months and nine months ended September 30, 2009 and 2008, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable equivalent basis if applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,

	2009			2008
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,133,506	$14,560	5.10%	$864,523	$12,620	5.79%
Mortgage loans held for sale	3,329	38	4.53	2,416	37	6.08
Investment securities:
Taxable	77,267	1,154	5.93	67,759	951	5.57
Tax-exempt (2)	41,835	579	5.49	23,661	335	5.62
Total investment securities (3)	119,102	1,733	5.77	91,420	1,286	5.58
Federal funds sold	126,321	77	0.24	2,190	12	2.17
Restricted equity securities	3,241	9	1.10	2,659	26	3.88
Interest-bearing balances with banks	5,397	-	0.00	13	-	0.00
Total interest-earning assets	$1,390,896	$16,417	4.68%	$963,221	$13,981	5.76%
Non-interest-earning assets:
Cash and due from banks	19,357			21,524
Net fixed assets and equipment	4,701			3,928
Allowance for loan losses, accrued
interest and other assets	10,478			5,782
Total assets	$1,425,432			$994,455

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$165,781	$369	0.88%	$92,480	$387	1.66%
Savings deposits	991	1	0.40	443	1	0.90
Money market accounts	741,626	2,202	1.18	540,314	2,810	2.06
Time deposits	232,474	1,459	2.49	147,918	1,443	3.87
Fed funds purchased	-	-	0.00	13,695	88	2.55
Other borrowings	40,093	617	6.11	24,945	275	4.37
Total interest-bearing liabilities	$1,180,965	$4,648	1.56	$819,795	$5,004	2.42
Non-interest-bearing liabilities:
Non-interest-bearing demand
deposits	146,164			95,634
Other liabilities	3,725			2,736
Stockholders' equity	92,959			76,109
Unrealized gains on
securities and derivatives	1,619			181
Total liabilities and
stockholders' equity	$1,425,432			$994,455
Net interest spread			3.12%			3.34%
Net interest margin			3.36%			3.70%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $145,000 are included in interest income in 2009 and 2008.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains (losses) of $2,453,000 and ($216,000) are excluded from the yield calculation in 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009 Compared to 2008 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	3,927	(1,987)	1,940
Mortgages held for sale	14	(13)	1
Investment securities:
Securities - taxable	133	70	203
Securities - non taxable	258	(14)	244
Federal funds sold	680	(615)	65
Restricted equity securities	6	(23)	(17)
Interest-bearing balances with banks	-	-	-
Total interest-earning assets	5,018	(2,582)	2,436

Interest-bearing liabilities:
Interest-bearing demand deposits	307	(325)	(18)
Savings	1	(1)	-
Money market accounts	1,047	(1,655)	(608)
Time deposits	825	(809)	16
Fed funds purchased	(88)	-	(88)
Other borrowed funds	167	175	342
Total interest-bearing liabilities	2,259	(2,615)	(356)
Increase in net interest income	2,759	33	2,792

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,

	2009			2008
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,064,027	$40,477	5.09%	$790,918	$36,858	6.23%
Mortgage loans held for sale	6,459	213	4.41	2,562	111	5.79
Investment securities:
Taxable	74,058	3,116	5.62	67,268	2,831	5.63
Tax-exempt (2)	35,307	1,468	5.56	22,961	973	5.67
Total investment securities (3)	109,365	4,584	5.60	90,229	3,804	5.64
Federal funds sold	79,145	148	0.25	23,502	449	2.55
Restricted equity securities	3,053	10	0.44	2,230	79	4.74
Interest-bearing balances with banks	9,109	21	0.31	1,742	53	4.07
Total interest-earning assets	$1,271,158	$45,453	4.78%	$911,183	$41,354	6.07%
Non-interest-earning assets:
Cash and due from banks	18,359			19,743
Net fixed assets and equipment	4,224			4,027
Allowance for loan losses, accrued
interest and other assets	9,381			4,354
Total assets	$1,303,122			$939,307

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$153,727	$1,248	1.09%	$85,275	$1,101	1.73%
Savings deposits	909	4	0.59	417	2	0.64
Money market accounts	682,205	6,943	1.36	537,217	9,682	2.41
Time deposits	206,830	4,196	2.71	127,757	4,034	4.22
Fed funds purchased	-	-	0.00	6,272	118	0.00
Other borrowings	36,887	1,626	5.89	16,127	462	3.83
Total interest-bearing liabilities	$1,080,558	$14,017	1.73	$773,065	$15,399	2.66
Non-interest-bearing liabilities:
Non-interest-bearing demand
deposits	127,564			86,537
Other liabilities	3,782			4,535
Stockholders' equity	89,839			74,323
Unrealized gains on
securities and derivatives	1,379			847
Total liabilities and
stockholders' equity	$1,303,122			$939,307
Net interest spread			3.05%			3.40%
Net interest margin			3.31%			3.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $454,000 and $761,000 are included in interest income in 2009 and 2008, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains of $1,992,000 and $986,000 are excluded from the yield calculation in 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009 Compared to 2008 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	12,727	(9,108)	3,619
Mortgages held for sale	169	(67)	102
Investment securities:
Securities - taxable	286	(1)	285
Securities - non taxable	523	(28)	495
Federal funds sold	1,063	(1,364)	(301)
Restricted equity securities	29	(98)	(69)
Interest-bearing balances with banks	224	(256)	(32)
Total interest-earning assets	15,021	(10,922)	4,099

Interest-bearing liabilities:
Interest-bearing demand deposits	884	(737)	147
Savings	2	-	2
Money market accounts	2,613	(5,352)	(2,739)
Time deposits	2,497	(2,335)	162
Fed funds purchased	(118)	-	(118)
Other borrowed funds	595	569	1,164
Total interest-bearing liabilities	6,473	(7,855)	(1,382)
Increase in net interest income	8,548	(3,067)	5,481

Provision for Loan Losses

The provision expense for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale, with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. These processes, the assigned risk grades, and the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Impaired loans are reviewed specifically and separately to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3,209,000 for the three months ended September 30, 2009, an increase of $1,828,000 over $1,381,000 for the three months ended September 30, 2008.  The provision for loan losses was $8,277,000 for the nine months ended September 30, 2009, an increase of $3,377,000 over $4,900,000 for the nine months ended September 30, 2008.  Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $15,868,000, or 1.37% of total loans, at September 30, 2009 from $9,652,000, or 1.00% of total loans, at December 31, 2008, and from $7,152,000 or 0.80% of total loans, at September 30, 2008.  Impaired loans increased to $26,716,000, or 2.31% of total loans at September 30, 2009 compared to $15,880,000, or 1.64% of total loans at December 31, 2008 and $14,293,000, or 1.59% of total loans at September 30, 2008.  The allowance for loan losses totaled $14,596,000, or 1.26% of loans, net of unearned income, at September 30, 2009, compared to $10,602,000, or 1.09% of loans, net of unearned income, at December 31, 2008.

Noninterest Income

Noninterest income totaled $967,000 for the three months ended September 30, 2009, an increase of $295,000, or 43.90%, compared to the same period in 2008, and totaled $3,169,000 for the nine months ended September 30, 2009, an increase of $1,258,000, or 65.83%, compared to the same period in 2008.  Income from mortgage banking operations for the three months ended September 30, 2009 was $419,000, an increase of $202,000, or 93.09%, from $217,000 for the same period in 2008, and for the nine months ended September 30, 2009 was $1,702,000, an increase of $969,000, or 132.08%, from $733,000 for the same period in 2008.  These increases are due to increased refinancing activity in 2009 as a result of lower mortgage rates.  Income from customer service charges and fees for the three months ended September 30, 2009 increased $61,000, or 17.04%, to $419,000 from $358,000 for the same period in 2008, and for the nine months ended September 30, 2009 increased $247,000, or 27.32%, to $1,151,000 from $904,000 for the same period in 2008.  The increase is primarily due to an increase in transaction accounts from 2008 to 2009.  Merchant service fees were $176,000 for the three months ended September 30, 2009, an increase of $46,000, or 35.38%, compared to $130,000 for the same period in 2008, and were $501,000 for the nine months ended September 30, 2009, an increase of $161,000, or 47.35%, compared to $340,000 for the same period in 2008.

Noninterest Expense

Noninterest expense totaled $6,972,000 for the three months ended September 30, 2009, an increase of $1,511,000, or 27.67%, compared to $5,461,000 in 2008, and totaled $20,287,000 for the nine months ended September 30, 2009, an increase of $5,466,000, or 36.88%, compared to $14,821,000 in 2008.  The increases for the three- and nine-month periods in 2009 over the same periods in 2008 were primarily due to our continued growth and expansion, which has resulted in the addition of personnel and the opening of a new office in Dothan.  Salaries and employee benefits increased $714,000, or 26.60%, to $3,398,000 for the three months ended September 30, 2009 compared to $2,684,000 for the same period in 2008, and increased $2,444,000, or 30.90%, to $10,354,000 for the nine months ended September 30, 2009 compared to $7,910,000 for the same period in 2008.  These increases are primarily the result of our increased employee base, to 155 employees at September 30, 2009 from 139 at September 30, 2008.  Other operating expenses increased $602,000, or 30.45%, to $2,579,000 for the three months ended September 30, 2009 compared to $1,977,000 for the same period in 2008, and increased $2,815,000, or 62.78%, to $7,299,000 for the nine months ended September 30, 2009 compared to $4,484,000 for the same period in 2008.  This increase was the result of higher FDIC insurance assessments and an increase in OREO expenses.  FDIC assessments increased to $434,000 and $1,425,000 for the three and nine months ended September 30, 2009, respectively, compared to $153,000 and $406,000 for the three and nine months ended September 30, 2008.  The Company accrued a $600,000 one-time special assessment in the second quarter of 2009.  This special assessment decreased diluted earnings per share by approximately $.07 for the nine months ended September 30, 2009.   OREO expenses decreased to $436,000 and $1,607,000 for the three and nine months ended September 30, 2009, respectively, compared to $579,000 and $732,000 for the three and nine months ended September 30, 2008, respectively.

Income Tax Expense

Income tax expense was $622,000 for the three months ended September 30, 2009 versus $983,000 for the same period in 2008, and was $1,708,000 for the nine months ended September 30, 2009 versus $2,803,000 for the same period in 2008. Our effective tax rates for the three and nine months ended September 30, 2009 were 27.89% and 30.53%, respectively, compared to 36.31% and 35.72% for the same periods in 2008.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2009. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: October 30, 2009	By /s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: October 30, 2009	By /s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc: