Form 10-K
period 2009-12-31
ServisFirst Bancshares, Inc.
filed 2010-03-08
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number 0-53149

SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

850 Shades Creek Parkway, Suite 200	35209
Birmingham, Alabama	(Zip Code)
(Address of Principal Executive Offices)
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
Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company Yes  ☐     No  ☑

As of June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a price of $25.00 per share of Common Stock, was $122,195,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of February 28, 2010, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 5,513,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2009

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Form 10-K, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 35, are “forward-looking statements” that are based upon our current expectations and projections about future events.  Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results.  When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared and may not be realized due to a variety of factors, including, but not limited to, the following:

•
the effects of the current economic recession and the possible continued deterioration of the United States economy, particularly deterioration of the economy in Alabama and the communities in which we operate;

•	the effects of continued deleveraging of United States citizens and businesses;

•	the current financial and banking crisis resulting in the massive devaluation of the assets and shareholders’ equity of many of the United States’ financial and banking institutions;

•	the effects of continued compression of the residential housing industry, the subprime mortgage crisis and rising unemployment;

•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;

•
the effects of the Emergency Economic Stabilization Act of 2008, including its Troubled Asset Relief Program (TARP), the American Recovery and Reinvestment Act of 2009, and other governmental monetary and fiscal policies and legislative and regulatory changes;

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

•	failure of our assumptions underlying the establishment of our loan loss reserves.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements.  For certain other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A beginning on page 21.

PART I

ITEM 1.  BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate eight full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama. As of December 31, 2009, we had total assets of approximately $1.6 billion, total loans of approximately $1.2 billion, total deposits of approximately $1.4 billion and total stockholders’ equity of approximately $98 million.

We were originally incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of ServisFirst Bank, an Alabama banking corporation (separately referred to herein as the “Bank”), which was formed on April 28, 2005 and commenced operations on May 2, 2005. On November 29, 2007, we became the sole shareholder of the Bank by virtue of a plan of reorganization and agreement of merger pursuant to which (i) a wholly-owned subsidiary formed for the purpose of the reorganization was merged with and into the Bank, with the Bank surviving, and (ii) each shareholder of the Bank exchanged their shares of the Bank’s common stock for an equal number of shares of our common stock.

We were organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions, the provision of additional banking-related services which the traditional commercial bank may not provide under current law, and additional financing alternatives such as the issuance of trust preferred securities. We have no current plans to acquire any operating subsidiaries in addition to the Bank, but we may make acquisitions in the future if we deem them to be in the best interest of our stockholders. Any such acquisitions would be subject to applicable regulatory approvals and requirements.

Our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

We are headquartered at 850 Shades Creek Parkway, Suite 200, Birmingham, Alabama 35209 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover, Alabama MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and one office in the Dothan, Alabama MSA (Houston County). These MSAs constitute our primary service areas, and we also serve certain areas adjacent to our primary service areas.

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

We also operate in the Huntsville, Alabama MSA, the Montgomery, Alabama MSA and the Dothan, Alabama MSA. We believe the Huntsville market offers substantial growth as one of the strongest technology economies in the nation, with over 300 companies performing sophisticated government, commercial and university research. Huntsville has one of the highest concentrations of engineers in the United States, as well as one of the highest concentrations of Ph.D.s. Huntsville is located in North Alabama off U.S. Interstate 65 between Birmingham and Nashville, Tennessee. Montgomery is the capital and one of the largest cities in Alabama and home to the Hyundai Motor Manufacturing plant, which began production in May 2005. Montgomery is located in central Alabama between Birmingham and Mobile, Alabama and is intersected by U.S. Interstates 65 (connecting Birmingham and Mobile, Alabama) and 85 (connecting Montgomery to Atlanta, Georgia). Dothan is located in the southeastern corner of the State of Alabama near the Georgia and Florida state lines and is 35 miles from U.S. Interstate 10 which runs through the panhandle of Florida and connections Mobile, Alabama to Tallahassee, Florida. Dothan is also intersected by U.S. Highways 231, 431 and 84, which are common trucking lanes, and has access to railroad and the Chattahoochee River. With two offices in each of Madison and Montgomery Counties and one in Houston County, we believe that we have a base of banking resources to serve such counties.

We conduct a general consumer and commercial banking business, emphasizing personal banking services to commercial firms, professionals and affluent consumers located in our service areas. We believe the current market, as well as the prospects for the future, presents opportunity for a locally owned and operated financial institution. Specifically, we believe that our primary service areas will be in need of local institutions to respond to customer and deposit attrition resulting from the acquisitions during the last few years of Alabama-headquartered banks, including the acquisitions of SouthTrust Corporation by Wachovia Corporation (which has now been acquired by Wells Fargo & Company), AmSouth Bancorporation by Regions Financial Corporation, Compass Bancshares, Inc. by Banco Bilbao Vizcaya Argentaria and Alabama National Bancorporation (operating as First American Bank) by RBC Centura Banks. We believe that a community-based bank such as the Bank can better identify and serve local relationship banking needs than can an office or subsidiary of such larger banking institutions.

Local Economy of Service Areas

Birmingham. We believe that Jefferson and Shelby Counties offer us a growing and diverse economic base in which to operate. From 2000 to 2009, Jefferson and Shelby Counties’ population increased a combined 7.3%. From 2009 to 2014, the total population of Jefferson and Shelby Counties is projected to grow from 855,000 to 881,000, representing a 3.0% total growth rate, and the number of households in the Birmingham area is expected to expand by approximately 4.9% between 2008 and 2013. As measured by population, Jefferson County is the largest county in Alabama, largely due to the size of the city of Birmingham.

The median household income in Jefferson and Shelby Counties in 2009 was $43,571 and $68,877, respectively. From 2000 to 2009, the average household income rose 19.5% in Jefferson and Shelby Counties.

The economic makeup of the Birmingham area is very diverse. Even though Birmingham once depended on the steel industry to provide most of the employment in the city, it is now home to a diverse array of industries. Birmingham is a center for finance, health care, education, manufacturing, research, engineering, transportation, construction and distribution. Despite the recent acquisitions of SouthTrust Corporation, AmSouth Bancorporation and Compass Bancshares, Inc., Birmingham still serves as the headquarters for four Fortune 1,000 companies, Regions Financial Corporation, Vulcan Materials, HealthSouth Corporation and Protective Life Corp., and continues to foster a well-rounded business community that we believe will continue to attract businesses to the area. Moreover, Birmingham serves as headquarters to six of the country’s top-performing private companies on the elite Forbes 500 list, including O’Neal Steel and Drummond Coal.

In recent years, Birmingham’s technology, health care and manufacturing sectors have grown substantially. Birmingham is home to the largest nonprofit independent research laboratory in the Southeast, Southern Research Institute. Additionally, the University of Alabama at Birmingham ranks among the top medical centers in securing federal research and development funds. Finally, Mercedes-Benz U.S. International and Honda Motor Company have each built automobile assembly plants in the areas that have provided substantial growth in Birmingham’s manufacturing sector. The presence of these firms provides an opportunity for us to market our products and services to businesses and professionals.

Unless otherwise stated, the foregoing and other pertinent data can be found on the websites of the Birmingham Regional Chamber of Commerce and the Federal Deposit Insurance Corporation (the “FDIC”).

Huntsville. Huntsville, Madison County, is the life-center for North Alabama and has seen steady growth since the 1960's. Today there are nearly one million people within a 50-mile radius of Huntsville. The metropolitan population is diverse and rich in culture, with many residents moving into the area as a technology destination from all 50 states and numerous countries, including Japan, Switzerland, Korea, Germany and the UK. In 2009, the Huntsville, Alabama MSA (which includes Madison and Limestone Counties) had a population of 397,000 people, up 16.0% from the 2000 U.S. Census, and Madison County's population was 321,000, up 16.1% from the 2000 Census. The Huntsville metro population grew at over twice the rate of the rest of Alabama and nearly twice the rate of the U.S. as a whole. According to a 2008 estimate, the average household income was $71,267 for the Huntsville, Alabama MSA, $73,430 for Madison County and $65,159 for the City of Huntsville. The City of Madison reported an average household income of $72,432 according to the 2000 U.S. Census.

We believe that Huntsville offers substantial growth as one of the strongest technology economies in the nation and one of the highest concentrations of engineers and Ph.D.s in the United States.  Huntsville has a number of major government programs, including NASA programs such as the Space Station and Space Shuttle Propulsion and U.S. Army programs such as the National Space and Missile Defense Command, Army Aviation and Foreign Military Sales.  Cummings Research Park in Huntsville is now the second largest research park in the United States and the fourth largest research park in the world.  Huntsville was ranked number one in the state for announced new and expanding jobs from 2004 to 2008, according to the Alabama Development Office.  Huntsville was named as Forbes magazine’s “Best Place to Live to Weather the Economy” in November 2008.  Further, Forbes named Huntsville one of its “Leading Cities for Business” six years in a row, including 2008, as well as one of the “10 Smartest Cities in the World” in 2009.  Fortune Small Business Magazine named Huntsville as the country’s “Top Mid – sized City to Launch and Grow a Business” and Kiplinger Magazine named Huntsville as the nation’s “Best City” in 2009.  Huntsville is home to the highest concentration of Inc. 500 Companies in the United States and also a number of offices of Fortune 500 companies.  Major employers in Huntsville include the U.S. Army/Redstone Arsenal, the Boeing Company, NASA/Marshall Space Flight Center, Intergraph Corporation, Benchmark Electronics, ADTRAN, Inc., Northrop Grumman, Cinram, SAIC, DirecTV, LG Electronics, Inc., Lockheed Martin, and Toyota Motor Manufacturing of Alabama.  Job growth in the Huntsville metro has been strong, with over 29,000 new workers added since 2000, which accounts for 46% of the state’s net job growth during that same period of time.  The Huntsville metro area’s employment growth rate of 15.8% is almost four times the U.S. average. Professional and business service employment in the Huntsville metro area grew by 41.7% from 2000-2008, adding a total of 13,900 workers primarily in professional, scientific and technical fields.

In September 2005, the Base Realignment and Closure Commission, or BRAC, approved the relocation of the majority of the United States Missile Defense Agency's development and management work, along with the headquarters of the U.S. Army Space & Missile Defense Command, the U.S. Army Materiel Command and the U.S. Army Security Assistance Command, to Huntsville.  The relocation of jobs to Huntsville began in 2007 and will bring up to 5,000 jobs.  All moves are scheduled to be completed by 2011.  In addition to these jobs, the move is expected to bring another 5,000 support jobs.

The Hudson-Alpha Institute for Biotechnology opened its 260,000-square foot facility in November 2007, housing 17 biotechnology companies representing the for-profit side of development focused on using the code generated by the Human Genome Project to produce drugs and treatment.  The institute has provided the Huntsville community with over 900 new jobs, and the new 22,000-square foot Jackson Conference Center was constructed there in 2008.  Verizon Wireless has built a 152,000-square foot Alabama headquarters and customer service center in Thornton Research Park, in which it has invested $44 million and created nearly 1,300 new jobs.  Expanding the plant at Toyota Manufacturing led to the creation of 240 jobs as well as total capital investment of $147 million.  Other notable expansions include Raytheon, DHS Systems, Aegis Technologies, System Studies and Simulation and Lockheed Martin.  In total, new and expanding industry in Huntsville/Madison County in 2009 amounted to 32 projects, 2,027 jobs, and over $219 million in capital investment.  Additionally, plans are underway to construct a $1 billion office park just outside of the gates at Redstone Arsenal, which will ultimately contain hotels, restaurants and 4 million square feet of office space.

The foregoing and other pertinent data is available on the Huntsville/Madison County Chamber of Commerce's and the FDIC's websites.

Montgomery.  Montgomery is Alabama’s second largest city and is the capital of Alabama.  We have identified Montgomery as a high-growth market for us, as it led Alabama in job growth from 1990 to 2006.  Over that 17-year period, the Montgomery County employment base has grown by 22%, the number of unemployed persons has dropped by 31% and the labor force has increased by 19%.  The area’s per capita income grew from $18,500 in 1990 to $35,130 in 2005, an increase of 90%.  Montgomery County is the fourth most populous county in Alabama.

More than $1 billion has been spent on the revitalization of downtown Montgomery and the Riverfront development, including over $180 million on a downtown four-star hotel complex as well as $29 million on the renovation of the adjacent Convention Center.  Downtown Montgomery also opened a new baseball stadium in 2004, and the Montgomery Regional Airport completed a $40 million renovation and expansion project in 2006.

As its capital city, the State of Alabama employs approximately 9,500 persons in Montgomery, as well as numerous service providers.  Montgomery is also home to Maxwell Gunter Air Force Base, which employs 12,280 persons, and the Air University, the worldwide center for U.S. Air Force education.  In May of 2005, Hyundai Motor Manufacturing Alabama opened its Montgomery manufacturing plant, which was built with a capital investment of over $1.4 billion.  That plant now employs over 3,500 people and is now producing two Hyundai models and has been further expanded with the addition of a new engine plant.  That engine plant will also serve the new Kia manufacturing facility currently being built in West Point, Georgia.  The area has also benefited from the nearly 30 top tier Hyundai suppliers who have invested over $550 million in new plant facilities producing almost 8,000 additional jobs.

The foregoing and other pertinent data can be found on the Montgomery Area Chamber of Commerce’s and the FDIC’s websites and recent publications of the Montgomery Area Chamber of Commerce, including an article written for them by Dr. Keivan Deravi, Ph. D., a professor of economics at Auburn University at Montgomery.

Dothan.  Dothan, in Houston County, is located in the southeastern corner of Alabama and is conveniently placed near the Florida panhandle and Georgia state line.  We believe that this market has great potential due to its central hub, its accessibility to large distribution centers, its home to several major corporations, and its lack of personalized banking services currently being provided.  According to the FDIC, Dothan’s deposit base has grown 36.2% during the past six years.  Furthermore, Dothan’s two largest deposit holders are Regions Bank and Wachovia Bank (formerly SouthTrust Bank and now part of Wells Fargo & Company), each of which has undergone substantial changes in recent years, which we believe provides an opportunity for a new bank such as us.  We believe the citizens of Dothan demand the personal service provided by the Bank, making it a more viable option for the current residents than local branches of larger regional competitors.

In 2009, the Dothan, Alabama MSA had a population of 142,000 people.  Houston County had a population of 99,000, showing a 11.5% increase from 2000.

We believe Dothan to be a growing market with greater needs considering the wide array of industries being serviced.  The Dothan area, while being known as the peanut capital, is also home to facilities of several major corporations, including Michelin, Pemco World Aviation, International Paper, Globe Motors, AAA Cooper-Headquarters, and many more.  Also, the strong presence of trucking and its strategic positioning in the Southeast market attracts distribution-related projects to the Dothan MSA.  For example, the development of the Houston County Distribution Park has allowed companies to take advantage of the 352-acre tract to serve consumers in the Southeast region of the United States.  Being only minutes from the Florida state line, the large lots can serve distribution-related projects up to 1.2 million square feet in size.

Dothan is a hub of healthcare for southeast Alabama, southwest Georgia and north Florida areas, with two regional hospitals, Southeast Alabama Regional Medical Center employing over 2,000 medical professionals and support staff, and Flowers Hospital employing 1,400 medical professionals and support staff.  The area also has a strong history in the expansion of aviation jobs in Alabama through Enterprise-Ozark Community College (avionics and aviation mechanic training) and Fort Rucker-the Army Aviation Center of the United States.  The highly specialized Dothan Airport Industrial Park offers the land and infrastructure to house aviation related projects with runway access to facilities. The existence of these industries and the constant growth allows an opportunity for the Bank to increase its presence and penetration in this market. The foregoing and other pertinent data can be found on the Dothan Chamber of Commerce’s and the FDIC’s websites.

Deposit Growth in Our Markets

According to FDIC reports, total deposits in Jefferson and Shelby Counties grew from approximately $14.5 billion in June 2001 to approximately $24.9 billion in June 2009, representing a compound average annual growth rate of approximately 6.99% over the period.  Deposits in Madison County grew from approximately $3.2 billion in June 2001 to approximately $6.3 billion in June 2009, representing a compound average annual growth rate of approximately 8.84% over the period.  Deposits in Montgomery County grew from approximately $2.9 billion in June 2001 to approximately $6.5 billion in June 2009, representing a compound average annual growth rate of approximately 10.62% over the period.  Deposits in Houston County grew from approximately $1.3 billion in June 2001 to approximately $2.1 billion in June 2009, representing a compound average annual growth rate of approximately 6.18% over the period.  While our markets have been negatively affected by the current recession and credit crisis, we believe that each of our markets will continue to grow and believe that many local affluent professionals and small business customers will do their banking with local, autonomous institutions that offer a higher level of personalized service.

Competition

We are subject to intense competition from various financial institutions and other companies that offer financial services.  The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds.  In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

We currently conduct business principally through our eight banking offices.  Based upon the latest data available on the FDIC’s website as of June 30, 2009, and our records, our total deposits in the Birmingham-Hoover MSA ranked 10th among 51 financial institutions and represented approximately 2.10% of the total deposits in the Birmingham-Hoover MSA.  Our total deposits in the Huntsville MSA ranked us 8th among 25 financial institutions and represented approximately 4.50% of the total deposits in the Huntsville MSA.  Our total deposits in the Montgomery MSA ranked us 10th among 22 financial institutions and represented approximately 2.50% of the total deposits in the Montgomery MSA. Our total deposits in the Dothan MSA, our newest service area, ranked us 10th among 21 financial institutions and represented approximately 4.00% of the total deposits in the Dothan MSA.  Together, deposits for all institutions in Jefferson, Shelby, Montgomery, Madison, and Houston Counties represented approximately 47.62% of all the deposits in the State of Alabama at June 30, 2009.  Since that date, three Alabama-based banks – Colonial Bank, CapitalSouth Bank and New South Federal Savings Bank – have failed, so the relative market shares of the financial institutions operating in Alabama may have changed, perhaps materially, since that date.

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2009, as reported by the FDIC:

	Number		Total		Market
	of	Our Market	Market		Share
Market	Branches	Deposits	Deposits	Ranking	Percentage
		(Dollar amounts in millions)
Alabama:
Birmingham-Hoover MSA	3	$582.5	$27,724.1	10	2.10%
Montgomery MSA	2	194.0	7,753.7	10	2.50%
Huntsville MSA	2	319.2	7,091.6	8	4.50%
Dothan MSA	1	111.3	2,779.4	10	4.00%

Our retail and commercial divisions operate in highly competitive markets.  We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally.  Many of our competitors compete by using offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally.  Office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel are also important competitive factors that we emphasize.

Many other commercial or savings institutions currently have offices in our primary service areas.  These institutions include many of the largest banks operating in Alabama, including some of the largest banks in the country. Many of our competitors serve the same counties we serve.  Virtually every type of competitor for business of the type we serve has offices in each of our primary markets. In our service areas, our five largest competitors are generally Regions Bank, Wachovia Bank (now a subsidiary of Wells Fargo & Company), Compass Bank (now a subsidiary of Banco Bilboa Vizcaya Argentaria), BB&T (which acquired Colonial Bank in 2009) and RBC Bank USA.  These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services, and electronic technology than we can.  To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Business Strategy

Management Philosophy

Our philosophy is to operate as an urban community bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary service areas.  We believe this philosophy has attracted and will continue to attract customers and capture market share historically controlled by other financial institutions operating in our market.  Our management and employees focus on recognizing customers’ needs and delivering products and services to meet those targeted needs.  We aggressively market to businesses, professionals and affluent consumers that may be underserved by the large regional banks that operate in their service areas.  We believe that local ownership and control allows us to serve customers more efficiently and effectively and will aid in our growth and success.

Operating Strategy

In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop our image as an urban bank with a community focus, we have employed the following operating strategies:

•
Quality Employees.  We strive to hire highly trained and seasoned staff.  Staff are trained to answer questions about all of our products and services, so that the first employee the customer encounters can usually resolve most questions the customer may have.

•	Experienced Senior Management. Our senior management has extensive experience in the banking industry, as well as substantial business and banking contacts in our markets.

•
Relationship Banking.  We focus on cross-selling financial products and services to our customers.  Our customer-contact employees are highly trained to recognize customer needs and to meet those needs with a sophisticated array of products and services.  We view cross-selling as a means to leverage relationships and help provide useful financial services to retain customers, attract new customers and remain competitive.

•
Community-Oriented Directors.  The boards of directors for the holding company and the Bank currently consist of residents of Birmingham, but we also have a non-voting advisory board of directors in each of the Huntsville, Montgomery and Dothan markets.  These advisory directors represent a wide array of business experience and community involvement in the service areas where they live.  As residents of our primary service areas, they are sensitive and responsive to the needs of our customers and potential customers.  In addition, our directors and advisory directors bring substantial business and banking contacts to us.

•
Highly Visible Offices.  Our local headquarters buildings are highly visible in Birmingham’s south Jefferson County, downtown Huntsville, downtown Montgomery and downtown Dothan.  We believe that a highly visible headquarters building gives us a powerful presence in each local market.

•
Individual Customer Focus.  We focus on providing individual service and attention to our target customers, which include privately held businesses with $2 million to $250 million in sales, professionals, and affluent consumers.  As our employees, officers and directors become familiar with our customers on an individual basis, they are able to respond to credit requests quickly.

•
Market Segmentation and Advertising.  We utilize traditional advertising media, such as local periodicals and local event sponsorships, to increase our public visibility.  The majority of our marketing and advertising efforts, however, are focused on leveraging our management’s, directors’, advisory directors’ and stockholders’ existing relationship networks.

•	Telephone and Internet Banking Services. We offer various banking services by telephone through a 24-hour voice response unit and through Internet banking arrangements.

Growth Strategy

Because we believe that growth and expansion of our operations are significant factors in our success, we have implemented the following growth strategies:

•
Capitalize on Community Orientation.  We seek to capitalize on the extensive relationships that our management, directors, advisory directors and stockholders have with businesses and professionals in our markets.  We believe that these market sectors are not adequately served by the existing banks in such areas.

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

•	Office Location Strategy. We have opened our offices in each of our local markets in areas that we believe provide visibility, convenience and access to our target customers.

Lending Services

Lending Policy

Our lending policies have been established to support the banking needs of our primary market areas.  Consequently, we aggressively seek high-quality loans within a limited geographic area and in competition with other well-established financial institutions in our primary service areas that have greater resources and lending limits than we have.

Loan Approval and Review

Our loan approval policies provide for various levels of officer lending authority.  When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, further approval must be obtained from the regional CEO and/or our Chief Executive Officer, Chief Risk Officer or Chief Credit Officer, based on our loan policies.

Commercial Loans

Our commercial lending activity is directed principally toward businesses and professional service firms whose demand for funds falls within our legal lending limits.  We also make loans to small- to medium-sized businesses in our primary service areas for purposes such as new or upgraded plant and equipment, inventory acquisition and various working capital purposes.  Typically, targeted borrowers have annual sales between $2 and $250 million.  This category of loans includes loans made to individual, partnership or corporate borrowers, and such loans are obtained for a variety of business purposes.  We offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas.  These commercial lending products include seasonal loans, bridge loans and term loans for working capital, expansion of the business, or acquisition of property, plant and equipment.  We also offer business lines of credit.  The repayment terms of our commercial loans will vary according to the needs of each customer.

Our commercial loans will usually be collateralized.  Generally, collateral consists of business assets, including any or all of general intangibles, accounts receivables, inventory, equipment, or real estate.  Collateral is subject to  the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation.  To mitigate this risk, we underwrite collateral to strict standards, including valuations and general acceptability based on our ability to monitor its ongoing health and value.

We underwrite our commercial loans primarily on the basis of the borrower’s cash flow, expected ability to service its debt from income and degree of management expertise.  As a general practice, we take as collateral a security interest in any available real estate, equipment or other personal property, although in limited circumstances we may make some commercial loans on an unsecured basis.  This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates such as have occurred in the recent economic recession and credit market crisis.  General risks to an industry, such as the recent economic recession and credit market crisis, or to a particular segment of an industry are monitored by senior management on an ongoing basis.  When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at the credit review committee or board of directors level.  On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to us for review.  We analyze these statements for trends and assign the loan a risk grade accordingly.  Based on this risk grade, the loan may receive an increased degree of scrutiny by management, up to and including additional loss reserves being required.

Real Estate Loans

We make commercial real estate loans, construction and development loans and residential real estate loans.

Commercial Real Estate.  Commercial real estate loans are generally limited to terms of five years or less, although payments are usually structured on the basis of a longer amortization.  Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding five years.  In addition, we generally will require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements.

Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. To mitigate these risks, we monitor our loan concentration. This type loan generally has a shorter maturity than other loan types, giving us an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A higher risk grade will bring increased scrutiny by our management and the board of directors.

Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of 12 to 24 months, and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80% of residential construction loans. Speculative construction loans will be based on the borrower’s financial strength and cash flow position. Development loans are generally limited to 75% of appraised value. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. During times of economic stress, this type loan has typically had a greater degree of risk than other loan types, as has been evident in the current credit crisis. During 2008 and 2009, there were numerous construction loan defaults among many commercial bank loan portfolios, including a number of Alabama-based banks such as Regions Financial Corporation and Colonial Bancgroup, Inc. To mitigate that risk, our board of directors and management reviews the entire portfolio on a periodic basis and we internally track and monitor these loans closely. On a quarterly basis, the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. We have increased our allocation within our loan loss reserve for construction loans from $5.5 million at the end of 2008 to $6.3 million at the end of 2009 as charge-offs for construction loans increased from $2.3 million for 2008 to $3.8 million for 2009.

Residential Real Estate Loans. Our residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate and maintain fixed rate mortgages with long-term maturity and balloon payments generally not exceeding five years. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. Risks associated with these loans are generally less significant than those of other loans and involve fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems. Real estate has recently experienced a period of declining prices which negatively affects real estate collateralized loans, but this negative effect has to date been more prevalent in regions of the United States other than our primary service areas; however, homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any Alt-A or subprime loans.

Consumer Loans

We offer a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans but less risky than commercial loans. Risk of default is usually determined by the well-being of the local economies. During times of economic stress, there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer-type loans is generally managed though policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

Our consumer loans include home equity loans (open- and closed-end); vehicle financing; loans secured by deposits; and secured and unsecured personal loans. These various types of consumer loans all carry varying degrees of risk:

•	Loans secured by deposits carry little or no risk.

•
Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default and have become particularly risky as housing prices decline, thereby reducing and in some cases eliminating a home owner’s equity relative to their primary mortgage. To date, homes in our primary service areas have not experienced the severe price declines of homes in other regions of the United States; however, homes in our service areas have experienced some price declines in the past two years. Our current underwriting policy allows home equity lines in amounts less than 90% of current market value. Although this appears high, our historical losses for home equity lines have been less than losses on the loan portfolio as a whole (52 basis points for the year ended December 31, 2009). We also require the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed.

•
Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. We manage the risks inherent in vehicle financing by matching the loan term with the age and remaining useful life of the collateral to try to ensure the customer always has an equity position and is never “upside down.” To protect the collateral, we require the customer to carry insurance showing us as loss payee. We also have a blanket policy that covers us in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary.

•
Secured personal loans carry additional risks over the other types identified above in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, we are completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage, with strict adherence to debt-to-income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.

Commitments and Contingencies

As of December 31, 2009, we had commitments to extend credit beyond current fundings of approximately $409.8 million, had issued standby letters of credit in the amount of approximately $39.2 million, and had commitments for credit card arrangements of approximately $19.1 million.

Policy for Determining the Loan Loss Allowance

The allowance for loan losses represents our management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, our management evaluates the following factors:

•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, and charge-off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•
changes in the trend of the volume and severity of past-due loans and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications, as has occurred in the residential mortgage markets and particularly for residential construction and development loans;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system and the degree of oversight by our board of directors; and

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio

These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated as needed.

We assign all of our loans individual risk grades when they are underwritten. We have established minimum general reserves based on the asset quality grade of the loan. We also apply general reserve factors based on historical losses, management’s experience and common industry and regulatory guidelines.

After a loan is underwritten and booked, it is monitored or reviewed by the account officer, management, internal loan review, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio; account officers contact customers during the regular course of business and may be able to ascertain if weaknesses are developing with the borrower; independent loan consultants perform an independent review annually; and federal and state banking regulators perform annual reviews of the loan portfolio. If we detect weaknesses that have developed in an individual loan relationship, we downgrade the loan and assign higher reserves based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest, the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. If a loan will not be collected in full, we increase the allowance for loan losses to reflect our management’s estimate of potential exposure of loss.

Our net loan losses to average total loans increased to 0.60% for the year ended December 31, 2009 from 0.41% for the year ended December 31, 2008 and 0.23% for the year ended December 21, 2007. Historical performance, however, is not an indicator of future performance, and our future results could differ materially, particularly in the current real estate environment, economic recession and credit crisis. As of December 31, 2009, we had $11.9 million of non-accrual loans, all of which are secured real estate loans. We have allocated approximately $6.3 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, and have a total loan loss reserve as of December 31, 2009 allocable to specific loan types of $10.8 million. We also currently maintain a general reserve, which is not tied to any particular type of loan, in the amount of approximately $4.1 million as of December 31, 2009, resulting in a total loan loss reserve of $14.9 million. Our management believes that, based upon historical performance, known factors, overall judgment, and regulatory methodologies, the current methodology used to determine the adequacy of the allowance for loan losses is reasonable even in the face of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

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

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, our management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Investments

In addition to loans, we make investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Company’s board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. The Company’s investment policy provides that no more than 50% of its total investment portfolio may be composed of municipal securities.

All securities held are traded in liquid markets, and we have no auction-rate securities. As of December 31, 2009, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value of $2.9 million and certain restricted securities of First National Bankers Bank in which we invested $250,000. Neither of these securities had contractual maturities or quoted fair values, and no ready market exists for either of these securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2009.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts.  We currently have no brokered deposits.  To attract deposits, the Company employs an aggressive marketing plan throughout its service areas that features a broad product line and competitive services.  The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas.  We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals.  We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking by mail and remote capture for non-cash items.  The Bank is a member of the FDIC, and thus our deposits are FDIC-insured.  With regard to noninterest-bearing transaction accounts, the Bank opted into the Temporary Liquidity Guarantee Program by which the FDIC guarantees non-interest bearing deposit transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through June 30, 2010.

The scheduled maturities of time deposits at December 31, 2009 are as follows:

Maturity	$100,000 or more	Less than $100,000	Total
	(Dollars in Thousands)
Three months or less	$61,124	$12,264	$73,388
Over three through six months	39,125	7,672	46,797
Over six months through one year	64,193	15,251	79,444
Over one year	45,979	8,326	54,305
Total	$210,421	$43,513	$253,934

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone banking, direct deposit, Internet banking, traveler’s checks, safe deposit boxes, attorney trust accounts and automatic account transfers.  We also participate in a shared network of automated teller machines and a debit card system that our customers are able to use throughout Alabama and in other states and, in certain accounts subject to certain conditions, we rebate to the customer the ATM fees automatically after each business day.  Additionally, we offer Visa® credit card services through a correspondent bank as our agent.

Asset, Liability and Risk Management

We manage our assets and liabilities with the aim of providing an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity.  These management functions are conducted within the framework of written loan and investment policies.  To monitor and manage the interest rate margin and related interest rate risk, we have established policies and procedures to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan originations and deposit activity and approve all pricing strategies.  We attempt to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities.  Specifically, we chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Employees

We had 156 full-time equivalent employees as of December 31, 2009. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Bank Holding Company Regulation

Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Alabama may purchase a bank located outside of Alabama.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Alabama may purchase a bank located inside Alabama.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  Currently, Alabama law prohibits acquisitions of banks that have been chartered for less than five years.  As a result, no bank holding company may acquire control of the Bank until after the fifth anniversary date of the Bank’s incorporation, which is April 28, 2010.

Change in Bank Control.

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Permitted Activities

Under the BHC Act, a bank holding company is generally permitted to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

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

For us to qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a Community Reinvestment Act rating of at least “satisfactory”.  Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity.  We have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank.  This support may be required at times when we might not be inclined to provide it in the absence of this policy.  In addition, any capital loans made by us to the Bank will be repaid in full.  In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Bank Regulation and Supervision

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws are generally intended to protect depositors and not stockholders.  The following discussion describes the material elements of the regulatory framework that applies to the Bank.

Since the Bank is a commercial bank chartered under the laws of the State of Alabama, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Alabama Department of Banking (the “Alabama Banking Department”).  The FDIC and the Alabama Banking Department regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the development or continuance of unsafe or unsound banking practices or other violations of law.  Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law.  The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching

Under current Alabama law, the Bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Alabama.  The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable states.  Alabama law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a de novo branch in the state.  Alabama law now provides for such branching by out-of-state banks in the state; conversely, the law provides that an Alabama state bank, such as the Bank, may establish, operate and maintain one or more branches in another state on a de novo basis without having to purchase another bank or its charter in that state.  While this relatively new law will increase competition in Alabama by out-of-state banks and financial institutions establishing de novo banks in Alabama, it will also allow us to establish start-up branches in other states without having to incur the expense and costs of a merger or acquisition.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2009, the Bank qualified for the well-capitalized category.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Currently, annual deposit insurance assessments range from $.07 to $.77 per $100 of assessable deposits, depending on the institution’s capital group and supervisory subgroup.    This assessment rate is adjusted quarterly, and our rate has been set at $.0395, or $.1581 annually, per $100 of deposits for the fourth quarter of 2009.

As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, the FDIC adopted the final rule modifying risk-based assessment system in February 2009. The final rule set initial base assessment rates between 12 and 45 basis points beginning April 1, 2009.  The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009.  In addition, in September 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums on December 30, 2009.  Our required prepayment aggregated $8.1 million in December 2009.

The FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the thrift industry.  For the fourth quarter of 2009, the FICO assessment is equal to $.106 cents per $100 in assessable deposits.  These assessments will continue until the bonds mature in 2019.

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Under the Federal Deposit Insurance Act, an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected, to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.  The FDIC’s claim for damage is superior to claims of stockholders of the insured depository institution but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

In October 2008, the FDIC inaugurated the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program consists of two basic components: (1) a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies; and (2) a full guarantee of non-interest bearing deposit transaction accounts.  We opted into the transaction account guarantee portion of the TLG Program, which will insure all balances in non-interest bearing transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through June 30, 2010.  The FDIC premiums paid by the Bank increased by the amount of assessment charged on the balances in such accounts that are in excess of the maximum insured balances under normal FDIC coverage.  We opted out of the senior unsecured debt guarantee portion of the TLG Program.

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

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Credit Transactions

The Bank’s loan operations are subject to federal laws applicable to credit transactions, including:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
the Service Members’ Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2009, our consolidated ratio of total capital to risk-weighted assets was 10.48%, and our ratio of Tier 1 Capital to risk-weighted assets was 8.89%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2009, our leverage ratio was 6.97%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

As of December 31, 2009, the Bank’s most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that it is well-capitalized under the prompt corrective action provisions as of December 31, 2009.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of December 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$130,882	10.48%	$99,903	8.00%	$124,879	10.00%
ServisFirst Bank	130,426	10.45%	99,851	8.00%	124,814	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	111,049	8.89%	49,952	4.00%	74,927	6.00%
ServisFirst Bank	110,593	8.86%	49,926	4.00%	74,888	6.00%
Tier 1 Capital to Average Assets:
Consolidated	111,049	6.97%	63,737	4.00%	79,672	5.00%
ServisFirst Bank	110,593	6.94%	63,737	4.00%	79,672	5.00%

Payment of Dividends

We are a legal entity separate and distinct from the Bank.  Our principal source of cash flow, including cash flow to pay dividends to our stockholders, is dividends the Bank pays to us as the Bank’s sole stockholder.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to our payment of dividends to our stockholders.  The policy of the Federal Reserve that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength.  Our ability to pay dividends is also subject to the provisions of Delaware corporate law.

The Alabama Banking Department also regulates the Bank’s dividend payments and must approve any dividends that would exceed 50% of the Bank’s net income for the prior year.  Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital.  As of December 31, 2009, the Bank’s surplus was equal to 56.7% of the Bank’s capital.  The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus.  Based on this, the Bank would be limited to paying $21.4 million in dividends as of December 31, 2009.  In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

The Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  If, in the opinion of the federal banking regulators, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulators could require, after notice and a hearing, that the Bank stop or refrain from engaging in the questioned practice.

We have never paid any dividends and we do not plan to pay dividends in the near future.  We anticipate that our earnings, if any, will be held for purposes of enhancing our capital.

Restrictions on Transactions with Affiliates

We are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

We are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.  Alabama state banking laws also have similar provisions.

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

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act (the “FCRA”).  These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Securities Exchange Act of 1934.  In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Emergency Economic Stabilization Act of 2008 and Temporary Liquidity Guarantee Program

In response to the financial crisis affecting the banking and financial markets, in October 2008 the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.

In addition, the Treasury was authorized to purchase equity stakes in U. S. financial institutions.  Under the program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”), capital was made available to U.S. financial institutions through the purchase of preferred stock and warrants from those institutions, in exchange for which participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance and to agree to certain restrictions on dividends and common stock repurchases. We made a decision to not participate in the CPP due to our financial position and our capital and liquidity positions and are therefore not subject to such regulation; provided, however, that we are expecting that additional material regulation will result from the EESA and subsequent acts which will affect all financial institutions whether or not they obtained funds from the CPP.

In addition, the Temporary Liquidity Guarantee Program was adopted pursuant to EESA.  See “FDIC Insurance Assessments”, above. In February 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA amends the TARP program legislation by directing the Treasury to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions participating in the TARP, which regulations do not apply to the Company.

Available Information

Our corporate website is www.servisfirstbank.com.  We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees by clicking on the “Investor Relations” tab.  We also have direct links to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our first annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these reports.    You may also obtain a copy of any such report free of charge from us by requesting such copy in writing to 850 Shades Creek Parkway, Suite 200, Birmingham, Alabama 35209, Attention: Chief Financial Officer.  This annual report and accompanying exhibits and all other reports and filings that we file with the SEC will be available for the public to view and copy (at prescribed rates) at the SEC’s Public Reference Room at 100 F Street, Washington, D.C. 20549.  You may also obtain copies of such information at the prescribed rates from the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains such reports, proxy and information statements, and other information as we file electronically with the SEC by clicking on http://www.sec.gov.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves risks.  Before deciding to invest in our common stock, you should carefully consider the risks described below, together with our consolidated financial statements and the related notes and the other information included in this annual report.  The discussion below presents material risks associated with an investment in our common stock.  Our business, financial condition and results of operation could be harmed by any of the following risks or by other risks identified in this annual report, as well as by other risks we may not have anticipated or viewed as material.  In such a case, the value of our common stock could decline, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  See also “Cautionary Note Regarding Forward-Looking Statements” on page 1.

Risks Related to Our Industry

There can be no assurance that the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the "EESA"). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Capital Purchase Program (CPP). The Company on November 17, 2008 publicly announced that it was not participating in the program.  In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC's Temporary Liquidity Guarantee Program.

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

In addition, the American Recovery and Reinvestment Act of 2009 (the "ARRA"), which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in TARP.

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit, or our common stock.

The EESA, the ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government's efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

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

The volatility in the capital and credit markets, along with the housing declines during the last year, has resulted in significant pressure on the financial services industry.  We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically.  If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted.  We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department.  Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.  Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions.  Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy.  The current recession and credit crisis has had major adverse effects on the banking and financial industry, many of which have lost well over 50% of their market capitalization during the past two years due to material and substantial losses in their loan portfolios and substantial write downs of their asset values.  President Bush signed into law the EESA, which includes the TARP, through which the United States Treasury has been authorized to invest up to $700 billion in United States banking and financial institutions.  Such amounts have been substantially increased by ARRA.  Banks that accept TARP money and other stimulus money will be subjected to greater regulations related thereto.  While we did not take any TARP money and are thus not subject to any such related regulation, we may still be affected as Congress and regulators may still adopt material regulation which is generally applicable to all  banks and financial institutions regardless of whether they accepted money from the TARP.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.  As a relatively new public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“SOX”), and the related rules and regulations promulgated by the Securities and Exchange Commission.  These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices.  Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have previously experienced.  Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we will be subject to as a public company. In addition, it is possible that the sudden application of these requirements to our business will result in some cultural adjustments and strain our management resources.

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

Recently, the residential mortgage market in the United States has experienced an economic downturn that may adversely affect the performance and market value of our residential loans, particularly construction and land development loans.  Our construction and land development loan portfolio was $224.2 million at December 31, 2009, comprising 18.57% of our total loans.  Construction loans are often riskier than home equity loans or residential mortgage loans to individuals.  In the event of a general economic slowdown like the one we are currently experiencing, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could negatively affect the borrowers’ ability to repay on a timely basis.  We, as well as our competition, have experienced a significant increase in impaired and non-accrual construction and land development loans for which we believe we have adequately reserved.  Primarily as a result of the continued weakness in residential construction in our market areas, our total impaired loans increased to $21.5 million at December 31, 2009, compared to $15.9 million at December 31, 2008.  Of this $21.5 million of impaired loans, $11.0 million were real estate construction loans.

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

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner.  Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available.  In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.  We target small and medium-sized businesses as loan customers.  Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness.  Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.  Despite the recent credit crisis, we believe our allowance for loan losses is adequate.  Our allowance for loan losses as of December 31, 2009 was $14.9 million.

If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses which could consequently materially and adversely affect our business, financial condition, results of operations and future prospects.

However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management.  Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could consequently materially and adversely affect our business, financial condition, results of operations and future prospects.

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

Our continued pace of growth will require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital or on terms acceptable to us could adversely affect our growth and/or our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  To support our recent and ongoing growth, we have completed a series of capital transactions during the past two years, including:

•	the sale of $15,000,000 of trust preferred securities by our initial statutory trust, ServisFirst Capital Trust I, on September 2, 2008;
•	the sale of an aggregate of 400,000 shares of our common stock at $25 per share, or $10,000,000, in a private placement completed in part on December 31, 2008 and in part on March 13, 2009; and
•	the sale of $5,000,000 aggregate principal amount of the Bank’s 8.25% Subordinated Notes due June 1, 2016 in a private placement to an institutional investor in June 2009.

In addition, we are in the process of completing a private offering of up to $15 million in 6.0% Mandatory Convertible Trust Preferred Securities, which we currently expect to close on or about March 15, 2010.

After giving effect to these transactions, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans.  However, we will continue to need capital as we grow in the future.  If capital is not available on favorable terms when we need it, we will have to either issue additional trust preferred securities, common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable.  In either of such events, our financial condition and results of operations may be negatively affected due to more expensive capital or our inability to maintain our growth.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service areas.

Additionally, we face competition in our service areas from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties.  These new, smaller competitors are likely to cater to the same small and medium-size business clientele and with similar relationship-based approaches as we do.  Moreover, with their initial capital base to deploy, they could seek to rapidly gain market share by under-pricing the current market rates for loans and paying higher rates for deposits.  These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract our customers, and may attempt to hire our management and employees.

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

The majority of our borrowers and depositors are individuals and businesses located and doing business in Jefferson and Shelby Counties of the Birmingham-Hoover, Alabama MSA.  We also have added borrowers and depositors in Madison County in the Huntsville, Alabama MSA since opening offices in Huntsville in 2006; in Montgomery County in the Montgomery, Alabama MSA since opening offices in Montgomery in 2007, and in Houston County in the Dothan, Alabama MSA since opening our office in Dothan in 2008.  Therefore, our success will depend on the general economic conditions in the State of Alabama, and more particularly in Jefferson, Shelby, Madison, Houston and Montgomery Counties in Alabama, which we cannot predict with certainty.  Unlike many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets.  As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in Alabama, particularly in such markets, than those of larger, more geographically diverse competitors.  For example, a downturn in the economy of any of our MSAs could make it more difficult for our borrowers in those markets to repay their loans and may lead to loan losses that we cannot offset through operations in other markets until we can expand our markets further.

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

We have opened new offices and operations in three primary markets in the past three years:  Huntsville, Montgomery and Dothan, Alabama.  We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources.  Any such failure could have a material adverse effect on our operating results and financial condition and our ability to expand into new markets.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth and may not even be able to expand our business at all.  In addition, our recent growth may distort some of our historical financial ratios and statistics.  In the future, we may not have the benefit of several factors that were favorable until late 2008, such as a rising interest rate environment, a strong residential housing market or the ability to find suitable expansion opportunities.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence.  As a small commercial bank, we have different lending risks than larger banks.  We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories.  We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures.  Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk.

We are dependent on the services of our management team and board of directors, and the unexpected loss of key officers or directors may adversely affect our operations.

If any of our or the Bank’s executive officers, other key personnel, or directors leaves us or the Bank, our operations may be adversely affected.  In particular, we believe that Thomas A. Broughton III is extremely important to our success and the Bank.  Mr. Broughton has extensive executive-level banking experience and is the President and Chief Executive Officer of us and the Bank.  If he leaves his position for any reason, our financial condition and results of operations may suffer.  The Bank is the beneficiary of a key man life insurance policy on the life of Mr. Broughton in the amount of $5 million.  Also, we have hired key officers to run our banking offices in each of the Huntsville, Montgomery and Dothan, Alabama markets who are extremely important to our success in such markets.  If any of them leaves for any reason, our results of operations could suffer in such markets.  With the exception of the key officers in charge of our Huntsville, Montgomery and Dothan banking offices, we do not have employment agreements or non-compete agreements with any of our executive officers, including Mr. Broughton.  In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor.  Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success.  If the composition of our board of directors changes materially, our business may also suffer.  Similarly, if the composition of the respective advisory boards of the Bank change materially, our business may suffer in such markets.

Our directors and executive officers own a significant portion of our common stock and can exert influence over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned approximately 16.32% of our outstanding common stock as of December 31, 2009.  As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

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

Risks Related to Our Common Stock

We have no current plans to pay dividends on our common stock.

We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends. In addition, our ability to pay dividends is subject to regulatory limitations.

Under Alabama law, a state bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital.  As of December 31, 2009, the Bank’s surplus was equal to 56.7% of the Bank’s capital.  The Bank is also required by Alabama law to obtain the prior approval of the Alabama Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus.  In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

Alabama and Delaware law limits the ability of others to acquire the Bank, which may restrict your ability to fully realize the value of your common stock.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K (including the documents incorporated herein by reference) and is subject to the same market forces that affect the price of common stock in any company.  As a result, an investor may lose some or all of such investor’s investment in our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We operate through the following banking offices.  Our Shades Creek Parkway office also includes our corporate headquarters.  We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new.  The following table summarizes pertinent details of our banking offices, all of which are leased.

State
MSA		Zip	Owned or	Date
Office Address	City	Code	Leased	Opened
Alabama:
Birmingham-Hoover MSA:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	03/02/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	08/15/2006
Total:		3 Office(s)

Huntsville MSA:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	08/21/2006
Total:		2 Office(s)

Montgomery MSA:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	06/04/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	09/26/2007
Total:		2 Office(s)

Dothan MSA:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
Total:		1 Office

Total Offices in Alabama:		8 Office(s)

(1)	Office relocated to this address in 2009. Original office opened on date indicated.

Since mid-2009, our corporate headquarters has been located in 28,900 square feet of leased space in a 50,000-square foot building near the intersection of Cahaba Road and Shades Creek Parkway.  This building was newly constructed by a joint venture between Protective Life Corp., whose home offices are adjacent to the land, and Birmingham-based construction company B.L. Harbert International and opened in 2009.

ITEM 3.    LEGAL PROCEEDINGS.

There is currently no material litigation to which we or the Bank are subject other than as described below and such legal proceedings as are in the normal course of business for the Bank such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any threatened proceedings against us or the Bank which, if determined adversely, would have a material effect on our or the Bank’s business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2009 through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock, and we have no current plans to list our common stock on any public market.  Consequently, there have only been a very few secondary trades in our common stock.  The most recent sale of our common stock was at $25 per share on January 25, 2009.  As of December 31, 2009, we had approximately 1,037 stockholders of record holding 5,513,482 outstanding shares of our common stock, and we had 833,500 shares of our common stock presently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan, 20,000 shares of our common stock presently subject to restricted stock granted to our CEO under the 2009 Stock Incentive Plan, as well as 55,000 shares of common stock subject to other outstanding options. and outstanding warrants to purchase 150,000 shares of our common stock.

Dividends

We have never declared or paid dividends and we do not expect to pay dividends to stockholders in the near future. We anticipate that our earnings, if any, will be held for purposes of enhancing our capital. Our payment of cash dividends is subject to the discretion of our Board of Directors and the Bank’s ability to pay dividends.  The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that the Bank pays to us as its sole shareholder.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders.  For a more complete discussion on the restrictions on dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2009 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2009.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Stock Incentive Plan and other options or warrants issued outside of such plans.

Plan Category	Number of securities issued/to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation awards plans approved by security holders	853,500	$15.23	651,500
Equity compensation awards plans not approved by security holders	55,000	17.27	—
Total	908,500	$15.35	651,500

We grant stock options as incentive to employees, officers, directors, and consultants to attract or retain these individuals, to maintain and enhance our long-term performance and profitability, and to allow these individuals to acquire an ownership interest in our company.  Our compensation committee administers this program, making all decisions regarding grants and amendments to these awards.  All shares to be issued upon the exercise of these options must be authorized and unissued shares.  If an option holder terminates employment, we may provide for varying time periods for exercise of options after such termination provided, that an incentive stock option may not be exercised later than 90 days after an option holder terminates his or her employment with us unless such termination is a consequence of such option holder’s death or disability, in which case the option period may be extended for up to one year after termination of employment.  All of our issued options will vest immediately upon a transaction in which we merge or consolidate with or into any other corporation (unless we are the surviving corporation), or sell or otherwise transfer our property, assets or business substantially in its entirety to a successor corporation.  At that time, upon the exercise of an option, the option holder will receive the number of shares of stock or other securities or property, including cash, to which the holder of a like number of shares of common stock would have been entitled upon the merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto.  All of our issued options have a term of 10 years.  This means the options must be exercised within 10 years from the date of the grant.  At December 31, 2009, we have issued and outstanding options to purchase 833,500 shares of our common stock.

Upon the formation of the Bank in May 2005, we issued to each of our directors warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchase price of $10.00 per share, expiring in ten years.  These warrants became fully vested in May 2008.

On September 2, 2008, we granted warrants to purchase up to 75,000 shares of our common stock for a purchase price of $25.00 per share in relation to the issuance of our Subordinated Deferrable Interest Debentures as more fully described in Note 10 to the Consolidated Financial Statements.

On June 23, 2009, we granted warrants to purchase up to 15,000 shares of our common stock for a purchase price of $25.00 per share in relation to the issuance of our Subordinated Note due June 1, 2016 as more fully described in Note 11 to the Consolidated Financial Statements.

We granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 55,000 shares of our common stock at between $15.00 and $20.00 per share for 10 years.  These stock options are non-qualified and are not part of our stock incentive plan.  They vest 100% in a lump sum five years after their date of grant.

On October 26, 2009, we made a restricted stock award under the 2009 Stock Incentive Plan of 20,000 shares of common stock to Thomas A. Broughton III, President and Chief Executive Officer.  These shares vest in five equal installments commencing on the first anniversary of the grant date, subject to earlier vesting in the event of a merger, consolidation, sale or transfer as described in the first paragraph under the table above.

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

The following graph compares the change in cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Banks Index and the S&P Stock Index from 2005 through 2009. This comparison assumes $100 invested on May 2, 2005 in (a) our common stock, (b) the NASDAQ Banks Index, and (c) the NASDAQ Composite Stock Index.

	Date
Index:	5/2/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
ServisFirst Bancshares, Inc.	100.00	100.00	150.00	200.00	250.00	250.00
NASDAQ Composite	100.00	114.35	125.23	137.52	81.77	117.65
NASDAQ Bank	100.00	105.91	117.57	91.62	69.70	56.81

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below.  Except for the data under “Selected Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for the years ended December 31, 2009, 2008, 2007 and 2006 and the period from May 2, 2005 (date of inception) to December 31, 2005 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,				As of and for the period from May 2, 2005 (date of inception) to December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except for share data)
Selected Balance Sheet Data:
Total assets	$1,573,497	$1,162,272	$838,250	$528,545	$277,963
Total loans	1,207,084	968,233	675,281	440,489	249,250
Loans, net	1,192,173	957,631	667,549	435,071	246,140
Securities available for sale	255,453	102,339	87,233	28,119	924
Securities held to maturity	645	0	0	0	0
Cash and due from banks	26,982	22,844	15,756	15,706	4,188
Interest-bearing balances with banks	48,544	30,774	34,068	22	—
Fed funds sold	680	19,300	16,598	37,607	20,725
Mortgage loans held for sale	6,202	3,320	2,463	2,902	1,778
Restricted equity securities	3,241	2,659	1,202	805	230
Premises and equipment, net	5,088	3,884	4,176	2,605	1,400
Deposits	1,432,355	1,037,319	762,683	473,348	244,048
Other borrowings	24,922	20,000	73	—	—
Trust preferred securities	15,228	15,087	—	—	—
Other liabilities	3,370	3,082	2,465	2,353	273
Stockholders’ equity	97,622	86,784	72,247	52,288	33,469
Selected Income Statement Data:
Interest income	$62,197	$55,450	$51,417	$30,610	$6,580
Interest expense	18,337	20,474	25,872	13,335	2,325
Net interest income	43,860	34,976	25,545	17,275	4,255
Provision for loan losses	10,860	6,274	3,541	3,252	3,521
Net interest income after provision for loan losses	33,000	28,702	22,004	14,023	734
Noninterest income	4,413	2,704	1,441	911	101
Noninterest expense	28,755	20,576	14,796	8,674	3,161
Income (loss) before income taxes	8,658	10,830	8,649	6,260	(2,326)
Income taxes expenses (benefit)	2,780	3,825	3,152	2,189	(840)
Net income (loss)	5,878	7,005	5,497	4,071	(1,486)
Per Common Share Data:
Net income (loss), basic	$1.07	$1.37	$1.19	$1.06	$(0.42)
Net income (loss), diluted	1.02	1.31	1.16	1.06	(0.42)
Book value	17.71	16.15	14.13	11.71	9.56
Weighted average shares outstanding:
Basic	5,485,972	5,114,194	4,631,047	3,831,881	3,500,000
Diluted	5,787,643	5,338,883	4,721,864	3,846,111	3,500,000
Actual shares outstanding	5,513,482	5,374,022	5,113,482	4,463,607	3,500,000

	As of and for the years ended December 31,				As of and for the period from May 2, 2005 (date of inception) to December 31,
	2009	2008	2007	2006	2005

Selected Performance Ratios:
Return on average assets	0.43%	0.71%	0.78%	1.02%	(1.40)%
Return on average stockholders’ equity	6.33%	9.28%	9.40%	9.96%	(6.65)%
Net interest margin(1)	3.31%	3.70%	3.78%	4.60%	4.21%
Efficiency ratio(2)	59.57%	54.61%	54.83%	50.67%	72.56%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.60%	0.41%	0.23%	0.28%	0.53%
Non-performing loans to total loans	1.01%	1.02%	0.66%	0.00%	0.28%
Non-performing assets to total assets	1.57%	1.74%	0.73%	0.11%	0.25%
Allowance for loan losses to total gross loans	1.24%	1.09%	1.15%	1.23%	1.25%
Allowance for loan losses to total non-performing loans	122.34%	108.17%	173.94%	5,418.00%	446.20%
Liquidity Ratios:
Net loans to total deposits	83.23%	92.32%	87.53%	91.91%	100.86%
Net average loans to average earning assets	80.06%	85.84%	77.19%	89.34%	76.35%
Noninterest-bearing deposits to total deposits	14.75%	11.71%	11.15%	15.05%	20.40%
Capital Adequacy Ratios:
Stockholders’ equity to total assets(3)	6.10%	7.38%	8.50%	9.89%	12.04%
Total risked-based capital(4)	10.48%	11.25%	11.22%	11.58%	13.42%
Tier I capital(5)	8.89%	10.18%	10.12%	10.49%	12.28%
Leverage ratio(6)	6.97%	9.01%	8.40%	10.32%	14.32%
Growth Ratios:
Percentage change in net income	-16.1%	27.43%	35.00%	373.93%	n/a
Percentage change in diluted net income per share	-22.5%	12.93%	13.21%	352.38%	n/a
Percentage change in assets	35.38%	38.65%	58.59%	90.15%	n/a
Percentage change in net loans	24.49%	45.45%	53.43%	76.76%	n/a
Percentage change in deposits	38.08%	36.00%	61.13%	93.96%	n/a
Percentage change in equity	12.49%	20.12%	38.18%	56.23%	n/a

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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate eight full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs, respectively. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to the Consolidated Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

Allowance for Loan Losses

The allowance for loan losses, sometimes referred to as the “ALLL”, is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased.

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent. Conforming one-to-four family residential mortgage loans, home equity and second mortgages, and consumer loans are pooled together as homogeneous loans and, accordingly, are not covered by the FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans.

Investment Securities Impairment

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on other-than-temporary basis. In any such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).

Results of Operations

Net Income

Net income for the year ended December 31, 2009 was $5.9 million, compared to net income of $7.0 million for the year ended December 31, 2008.  This decrease in net income is primarily attributable to a significant increase in deposit insurance assessments by the FDIC, and an increase in provision for loan losses.  The expense of FDIC insurance assessments increased $2.2 million, or 266.7%, to $2.7 million in 2009 from $568,000 in 2008.  This increase was attributable to increases in both the assessment rates determined by the FDIC and our assessable deposits, as a result of the Company’s growth in deposits.  Also, during the fourth quarter of 2009, the Company expensed the first installment of the 13-quarter prepaid assessment adopted by the FDIC in November 2009.  The provision for loan losses increased $4.6 million, or 73.1%, from $6.3 million in 2008 to $10.9 million in 2009.  The increase in provision for loan losses was the result of funding the loan loss reserve to match growth in the loan portfolio and loan charge-offs.  These negative effects were partially offset by higher net interest income, which was due to significant growth of our deposits and loan portfolio resulting from continued core growth in Birmingham, Huntsville and Montgomery and our expansion into Dothan in late 2008. Also positively impacting net income in 2009 was an increase of $1.7 million in noninterest income, up 63.2%, from $2.7 million in 2008 to $4.4 million in 2009.  Basic and diluted net income per common share were $1.07 and $1.02, respectively, for the year ended December 31, 2009, compared to $1.37 and $1.31, respectively, for the year ended December 31, 2008.  Return on average assets was 0.43% in 2009, compared to 0.71% in 2008, and return on average stockholders’ equity was 6.33% in 2009, compared to 9.28% in 2008.

Net income for the year ended December 31, 2008 was $7.0 million, compared to net income of $5.5 million for the year ended December 31, 2007.  This increase in net income was primarily attributable to a significant increase in net interest income due to the growth of our deposits and loan portfolio resulting from continued core growth in Birmingham, Huntsville and Montgomery and our expansion into Dothan.  Basic and diluted net income per common share were $1.37 and $1.31, respectively, for the year ended December 31, 2008, compared to $1.19 and $1.16, respectively, for the year ended December 31, 2007. Return on average assets was 0.71% in 2008, compared to 0.78% in 2007, and return on average stockholders’ equity was 9.28% in 2008, compared to 9.40% in 2007.

	Year Ended December 31,		Change from the
	2009	2008	Prior Year
	(Dollars in Thousands)
Interest income	$62,197	$55,450	12.17%
Interest expense	18,337	20,474	(10.44	) %
Net interest income	43,860	34,976	25.40%
Provision for loan losses	10,860	6,274	73.10%
Net interest income after provision for loan losses	33,000	28,702	14.97%
Noninterest income	4,413	2,704	63.20%
Noninterest expense	28,755	20,576	39.75%
Net income before taxes	8,658	10,830	(20.06	) %
Provision for income taxes	2,780	3,825	(27.32	) %
Net income	$5,878	$7.005	(16.09	) %

	Year Ended December 31,		Change from the
	2008	2007	Prior Year
	(Dollars in Thousands)
Interest income	$55,450	$51,417	7.84%
Interest expense	20,474	25,872	(20.86	) %
Net interest income	34,976	25,545	36.92%
Provision for loan losses	6,274	3,541	77.18%
Net interest income after provision for loan losses	28,702	22,004	30.44%
Noninterest income	2,704	1,441	87.65%
Noninterest expense	20,576	14,796	39.06%
Net income before taxes	10,830	8,649	25.22%
Provision for income taxes	3,825	3,152	21.35%
Net income	$7,005	$5,497	27.43%

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

Beginning in mid-2004, the Federal Reserve Open Market Committee, or FOMC, increased interest rates 400 basis points through mid-2006, where interest rates remained constant until September 2007.  In September 2007, the FOMC started dropping market rates in an effort to stabilize a declining real estate market and to ease recessionary pressures.  Over the next five quarters, the FOMC would drop rates a total of 500 basis points.  Rates have remained extremely low since bottoming out in December 2008.  During this time of falling market rates, our management maintained a moderately liability-sensitive balance sheet position, meaning that more liabilities are scheduled to reprice within the next year than assets, thereby taking advantage of the decreasing rates.

Net interest income increased $8.9 million, or 25.4%, to $43.9 million for the year ended December 31, 2009 from $35.0 million for the year ended December 31, 2008.  This was due to an increase in total interest income of $6.7 million, or 12.2%, and a decrease in total interest expense of $2.1 million, or 10.4%.  The increase in total interest income was primarily attributable to loan growth as a result of significant continued core growth in Birmingham, Huntsville and Montgomery and the relocation of our Dothan office following our expansion into that market in 2008.

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

The investment portfolio at December 31, 2009 was $255.5 million, compared to $102.3 million at December 31, 2008.  The interest earned on investments rose to $6.0 million in 2009 from $4.8 million in 2008.  That was a result of higher average portfolio balances due to our growth.  The average taxable-equivalent yield on the investment portfolio decreased from 5.60% in 2008 to 5.06% in 2009, or 54 basis points.

The investment portfolio at December 31, 2008 was $102.3 million, compared to $87.2 million at December 31, 2007.  The interest earned on investments rose to $4.8 million in 2008 from $2.9 million in 2007.  That was a result of higher average portfolio balances due to our growth.  The average taxable-equivalent yield on the investment portfolio increased from 5.55% in 2007 to 5.60% in 2008, or 5 basis points.

Net Interest Margin Analysis

The net interest margin is impacted by the average volumes of interest-sensitive assets and interest-sensitive liabilities and by the difference between the yield on interest-sensitive assets and the cost of interest-sensitive liabilities (spread).  Loan fees collected at origination represent an additional adjustment to the yield on loans.  Our spread can be affected by economic conditions, the competitive environment, loan demand, and deposit flows.  The net yield on earning assets is an indicator of effectiveness of our ability to manage the net interest margin by managing the overall yield on assets and cost of funding those assets.

The following table shows, for the twelve months ended December 31, 2009, 2008 and 2007, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.  This table is presented on a taxable equivalent basis, if applicable.

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Years Ended December 31
(Dollars in Thousands)

	2009			2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned /Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,088,437	$55,625	5.11%	$826,957	$49,852	6.03%	$530,478	$43,694	8.24%
Mortgage loans held for sale	6,195	265	4.28%	2,469	145	5.87%	1,802	145	8.05%
Investment securities:
Taxable	92,903	4,517	4.86%	68,683	3,840	5.59%	40,665	2,235	5.50%
Tax-exempt(2)	38,834	2,151	5.54%	23,384	1,318	5.64%	16,972	962	5.67%
Total investment securities(3)	131,737	6,668	5.06%	92,067	5,158	5.60%	57,637	3,197	5.55%
Federal funds sold	88,651	257	0.29%	29,474	548	1.86%	87,592	4,379	5.00%
Restricted equity securities	3,101	10	0.32%	2,454	90	3.67%	1,110	45	4.05%
Interest-bearing balances with banks	24,987	24	0.10%	3,141	58	1.85%	5,286	250	4.73%
Total interest- earnings assets	$1,343,108	$62,849	4.68%	$956,562	$55,851	5.84%	$683,997	$51,710	7.56%
Noninterest-earning assets:
Cash and due from banks	18,337			18,247			14,558
Net fixed assets and equipment	4,503			3,998			3,312
Allowance for loan losses, accrued interest and other assets	10,534			4,514			(177)
Total assets	$1,376,482			$983,321			$701,690
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$178,232	$1,599	0.90%	$92,717	$1,522	1.64%	$41,824	$1,157	2.77%
Savings deposits	972	5	0.51%	455	3	0.66%	205	3	1.46%
Money market accounts	704,112	8,859	1.26%	558,313	12,411	2.22%	458,925	21,918	4.78%
Time deposits	218,087	5,624	2.58%	135,128	5,439	4.03%	55,002	2,793	5.08%
Fed funds purchased	—	—	—	4,729	119	2.52%	—	—	—
Other borrowings	37,705	2,250	5.96%	20,838	980	4.70%	—	1	7.50%
Total interest-bearing liabilities	$1,139,108	$18,337	1.61%	$812,180	$20,474	2.52%	$555,956	$25,872	4.65%
Noninterest- bearing liabilities:
Noninterest-bearing demand deposits	140,660			92,451			84,051
Other liabilities	3,785			3,203			3,224
Stockholders’ equity	91,188			75,034			58,553
Unrealized gain (loss) on securities and derivatives	1,741			453			(94)
Total liabilities and stockholders’ equity	$1,376,482			$983,321			$701,690
Net interest spread			3.07%			3.32%			2.91%
Net interest margin			3.31%			3.70%			3.78%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $730,000, $920,000 and $1,423,000 are included in interest income in 2009, 2008 and 2007, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains (losses) of $1,197,000, $376,000 and $233,000 are excluded from the yield calculation in 2009, 2008 and 2007, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.  Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Change in Interest Income and Expenses on a
	Taxable-Equivalent Basis
	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income and Expense			Interest Income and Expense
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in Thousands)
Interest-earning assets:
Loans, net of unearned income	$15,763	$(9,990)	$5,773	$24,423	$(18,265)	$6,158
Mortgages held for sale	219	(99)	120	54	(54)	—
Investment securities:
Taxable	1,354	(677)	677	1,541	64	1,605
Tax-exempt	870	(37)	833	363	(7)	356

Restricted equity securities	24	(104)	(80)	(101)	(91)	(192)
Interest bearing balances with banks	403	(437)	(34)	(2,906)	(925)	(3,831)
Federal funds sold	1,100	(1,391)	(291)	53	(8)	45
Total earning assets	19,733	(12,735)	6,998	23,427	(19,286)	4,141
Interest-bearing liabilities:
Interest-bearing demand deposits	1,404	(1,327)	77	1,408	(1,043)	365
Savings deposits	3	(1)	2	4	(4)	—
Money market accounts	3,241	(6,793)	(3,552)	4,747	(14,254)	(9,507)
Time deposits	3,339	(3,154)	185	4,069	(1,423)	2,646
Federal funds purchased	(119)	—	(119)	119	—	119
Other borrowings	794	476	1,270	979	—	979
Total interest-bearing liabilities	8,662	(10,799)	(2,137)	11,326	(16,724)	(5,398)
Increase in net interest income	$11,071	$(1,936)	$9,135	$12,101	$(2,562)	$9,539

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. We have been disciplined in raising interest rates on deposits only as the market demanded and thereby managing cost of funds. Also, we have not competed for new loans on interest rate alone, but rather we have relied on effective marketing to business customers.

Our net interest spread and net interest margin were 3.07% and 3.31%, respectively, for the year ended December 31, 2009, compared to 3.32% and 3.70%, respectively, for the year ended December 31, 2008.  Our average interest-earning assets for the year ended December 31, 2009 increased $386.5 million, or 40.4%, to $1.3 billion from $956.6 million for the year ended December 31, 2008.  This increase in our average interest-earning assets was due to continued core growth in all of our markets, increased loan production and increased investment securities.  Our average interest-bearing liabilities increased $326.9 million, or 40.3%, to $1.1 billion for the year ended December 31, 2009 from $812.2 million for the year ended December 31, 2008.  This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets, but also reflects the issuance of $15 million in trust preferred securities in September 2008 and a $5 million subordinated note in June 2009.  The ratio of our average interest-earning assets to average interest-bearing liabilities was 117.9% and 117.8% for the years ended December 31, 2009 and 2008, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.68% for the year ended December 31, 2009, compared to 5.84% for the year ended December 31, 2008.  The average rate paid on interest-bearing liabilities was 1.61% for the year ended December 31, 2009, compared to 2.52% for the year ended December 31, 2008.

Our net interest spread and net interest margin were 3.32% and 3.70%, respectively, for the year ended December 31, 2008, compared to 2.91% and 3.78%, respectively, for the year ended December 31, 2007.  Our average interest-earning assets for the year ended December 31, 2008 increased $272.6 million, or 39.9%, to $956.6 million from $684.0 million for the year ended December 31, 2007.  This increase in our average interest-earning assets was due to continued core growth in Birmingham, Huntsville and Montgomery and our expansion into Dothan in 2008, increased loan production and increased investment securities.  Our average interest-bearing liabilities increased $256.20 million, or 46.1%, to $812.2 million for the year ended December 31, 2008 from $556.0 million for the year ended December 31, 2007.  This increase in our average interest-bearing liabilities was primarily due to an increase in interest bearing deposits in Birmingham, Huntsville and Montgomery and our expansion into Dothan which further increased our deposits.  The ratio of our average interest-earning assets to average interest-bearing liabilities was 117.8% and 123.0% for the years ended December 31, 2008 and 2007, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 5.84% for the year ended December 31, 2008, compared to 7.56% for the year ended December 31, 2007.  The average rate paid on interest-bearing liabilities was 2.52% for the year ended December 31, 2008, compared to 4.65% for the year ended December 31, 2007.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio.  Our management reviews the adequacy of the allowance for loan losses on a quarterly basis.  The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans.  A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss.  Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades.  These processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications:  Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades.  Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation.  Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance.  Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors.  To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information.  Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $10.9 million for the year ended December 31, 2009, an increase of $4.6 million, in comparison to $6.3 million in 2008.  Also, nonperforming loans increased to $12.2 million, or 1.01%, of total loans at December 31, 2009 from $9.7 million, or 1.02%, of total loans at December 31, 2008.  During 2009, we had net charged-off loans totaling $6.6 million, compared to net charged-off loans of $3.4 million for 2008.  The ratio of net charged-off loans to average loans was 0.60% for 2009, compared to 0.41% for 2008.  The allowance for loan losses totaled $14.9 million, or 1.24% of loans, net of unearned income, at December 31, 2009, compared to $10.6 million, or 1.10% of loans, net of unearned income, at December 31, 2008.

The provision expense for loan losses was $6.3 million for the year ended December 31, 2008, an increase of $2.73 million, in comparison to $3.5 million in 2007.  Also, nonperforming loans increased to $9.7 million, or 1.02%, of total loans at December 31, 2008 from $4.4 million, or 0.66%, of total loans at December 31, 2007.  During 2008, we had net charged-off loans totaling $3.4 million, compared to net charged-off loans of $1.2 million for 2007.  The ratio of net charged-off loans to average loans was 0.41% for 2008, compared to 0.23% for 2007.  The allowance for loan losses totaled $10.6 million, or 1.10%, of loans, net of unearned income, at December 31, 2008, compared to $7.7 million, or 1.15%, of loans, net of unearned income, at December 31, 2008.

Our management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as we continue to grow.

Noninterest Income

Noninterest income increased $1.7 million, or 63.2%, to $4.4 million in 2009 from $2.7 million in 2008.  Noninterest income increased $1.3 million, or 92.9%, to $2.7 million in 2008 from $1.4 million in 2007.  In each case, this increase was due to our significant growth in deposits and lending fees.

Income from mortgage banking operations for the year ended December 31, 2009 increased $1.2 million, or 123.3%, to $2.2 million from $1.0 million for the year ended December 31, 2008.  This increase was due to increased refinancing activity during 2009, plus the addition of a loan production officer in the Dothan, Alabama market in October 2009.  Income from mortgage banking operations for the year ended December 31, 2008 increased $341,000, or 52.1%, to $1.0 million from $654,000 for the year ended December 31, 2007. This increase was the result of higher originations and refinancings, and the addition of a loan production officer in the Montgomery, Alabama market in May 2008.  Income from customer service charges and fees for the year ended December 31, 2009 increased $361,000, or 28.43%, to $1.6 million from $1.3 million for the year ended December 31, 2007.  Income from customer service charges and fees for the year ended December 31, 2008 increased $686,000, or 117.5%, to $1.3 million from $584,000 for the year ended December 31, 2007.  These increases are primarily due to a gain of transaction accounts over the past four years.  Our management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue.  Merchant service fees for the year ended December 31, 2009 increased $159,000, or 33.3%, to $636,000 from $477,000 for the year ended December 31, 2008.  Merchant service fees for the year ended December 31, 2008 increased $282,000, or 144.6%, to $477,000 from $195,000 for the year ended December 31, 2007.

Noninterest Expense

Noninterest expense increased $8.2 million, or 39.7%, to $28.8 million for the year ended December 31, 2009 from $20.6 million for the year ended December 31, 2008.  This increase is primarily attributable to a significant increase in FDIC deposit insurance assessments and an increase in the provision for loan losses during 2009.  FDIC insurance assessments increased $2.2 million, or 266.7%, to $2.7 million in 2009, from $568,000 in 2008.  This increase was attributable to increases in both the assessment rates determined by the FDIC and the assessable deposits, as a result of the Company’s growth in deposits.  Also, during the fourth quarter of 2009, the Company expensed the first installment of the 13-quarter prepaid assessment adopted by the FDIC in November 2009.  The provision for loan losses increased $4.6 million, or 73.1%, from $6.3 million in 2008 to $10.9 million in 2009.  The increase in provision for loan losses was the result of funding the loan loss reserve to match growth in the loan portfolio and loan charge-offs.  Noninterest expense increased $5.8 million, or 39.1%, to $20.6 million for the year ended December 31, 2008 from $14.8 million for the year ended December 31, 2007, primarily due to our continued growth and expansion, which has resulted in the addition of personnel and the opening of a new office in Dothan.  Salaries and employee benefits increased $3.0 million, or 28.71%, to $13.6 million in 2009, compared to $10.6 million in 2008, and increased $1.2 million, or 13.36%, to $10.6 million in 2008, compared to $9.3 million in 2007.  These increases are primarily the result of our increased employee base to 156 employees as of the end of 2009 from 38 as of the end of 2005 as a consequence of our expansion and growth.  Other noninterest expenses increased $5.2 million, or 51.4%, to $15.2 million in 2009, compared with $10.0 million in 2008 and $5.5 million in 2007.  Included in other expenses are expenses to carry other real estate owned, which was $2.8 million in 2009 compared to $1.6 million in 2008 and just $13,000 in 2007.  This was the result of increases in the amount of other real estate owned during 2008 and 2009.

Income Tax Expense

Income tax expense was $2.8 million in 2009, compared to $3.8 million in 2008 and $3.2 million in 2007. Our effective tax rates for 2009, 2008 and 2007 were 32.11%, 35.32% and 36.44%, respectively.  Our primary permanent differences are related to incentive stock option expenses and tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to remain consistent with preceding years.

Financial Condition

Assets

Total assets at December 31, 2009, were $1.57 billion, an increase of $411.0 million, or 35.3%, over total assets of $1.16 billion at December 31, 2008.  Average assets for 2009 were $1.38 billion, an increase of $393.2 million, or 40.0%, over average assets in 2008.  Loan growth was the primary reason for the increase.  Year-end 2009 net loans were $1.19 billion, up $234.5 million, or 24.5%, over the year-end 2008 total net loans of $957.6 million.

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

We believe that our business model results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio and net loans.  We maintain a higher level of earning assets because in our business model, fewer assets are allocated to facilities, ATMs, cash, and due-from-bank accounts used for transaction processing than is the case with many of our peers.  Earning assets at December 31, 2009 were $1.52 billion, or 96.8% of total assets of $1.57 billion.  Earning assets at December 31, 2008 were $1.1 billion, or 96.1% of total assets of $1.16 billion.  We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity.  Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter-term investments.  Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities.  At year end 2009, mortgage-backed securities represented 40% of the investment portfolio, state and municipal securities represented 23% of the investment portfolio, U.S. Treasury and government agencies represented 36% of the investment portfolio, and corporate debt represented 1% of the investment portfolio.  Our investment portfolio at December 31, 2009, 2008, and 2007 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(Dollars in Thousands)
As of December 31, 2009
Securities available for sale:
U.S. Treasury and government sponsored agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities held to maturity:
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643
As of December 31, 2008
Securities available for sale:
U.S. Treasury and government sponsored agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	—	(772)	5,199
Total	$101,154	$2,837	$(1,652)	$102,339
As of December 31, 2007
Securities available for sale:
U.S. Treasury and government sponsored agencies	$—	$—	$—	$—
Mortgage-backed securities	62,162	471	(30)	62,603
State and municipal securities	24,271	374	(15)	24,630
Corporate debt	—	—	—	—
Total	$86,433	$845	$(45)	$87,233

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities.  We do not currently, and did not have at December 31, 2009, any structured investment vehicles as well any private label mortgage-backed securities.  The amortized cost of securities in our portfolio totaled $253.7 million at December 31, 2009, compared to $101.2 million at December 31, 2008.  The following table provides the amortized cost of our securities as of December 31, 2009 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.  All such securities held are traded in liquid markets.

Maturity of Investment Securities — Amortized Cost

	Less than one year	More than One year to five years	More than five years to ten years	More than ten years	Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Treasury and government agencies	$—	$54,011	$28,032	$10,325	$92,368
Mortgage-backed securities	—	1,846	19,341	78,421	99,608
State and municipal securities		5,359	35,740	16,991	58,090
Corporate debt	—	—	1,991	1,013	3,004
Total	$—	$61,216	$85,104	$106,750	$253,070

Taxable-equivalent yield
U.S. Treasury and government agencies	—	1.98%	3.77%	4.29%	2.78%
Mortgage-backed securities	—	4.97%	4.44%	4.35%	4.38%
State and municipal securities	—	5.13%	5.56%	5.76%	5.58%
Corporate debt	—	—	5.90%	7.06%	6.29%
Total	—	2.35%	4.72%	4.59%	4.09%

Securities Held to Maturity:
State and municipal securities	$—	$—	$—	$645	$645
Total	$—	$—	$—	$645	$645
Taxable-equivalent yield
State and municipal securities	—	—	—	6.73%	6.73%
Total	—	—	—	6.73%	6.73%

At December 31, 2009, we had $680,000 in federal funds sold, compared with $19.3 million at December 31, 2008.  This decrease in federal funds sold was the result of management’s decision to invest liquid funds in the second half of 2009.

The objective of our investment policy is to invest funds not otherwise needed to meet our loan demand to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure.  In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any deposits of public funds, maintain compliance with regulatory investment requirements, and assist certain public entities with their financial needs.  The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous board of directors meeting, is reviewed by the board at each monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

Loan Portfolio

We had total loans of approximately $1.21 billion at December 31, 2009.  Approximately 52% of our loan portfolio is concentrated in the Birmingham-Hoover, Alabama, MSA, while approximately 25% is concentrated in the Huntsville, Alabama MSA.  The Montgomery, Alabama MSA represents approximately 14% of our loans, and the Dothan, Alabama MSA represents approximately 10% of our loans.  With our loan portfolio concentrated in only a few markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local economic conditions.

The following table details our loans at December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in Thousands)
Commercial, financial and agricultural	$461,088	$325,968	$219,684
Real estate — construction	224,178	235,162	195,238
Real estate — mortgage:
Owner occupied commercial	203,983	147,197	89,014
1-4 family mortgage	165,512	137,019	64,325
Other mortgage	119,749	93,412	83,663
Total real estate — mortgage	489,244	377,628	237,002
Consumer	32,574	29,475	23,357
Total loans	1,207,084	968,233	675,281
Less: allowance for loan losses	(14,911)	(10,602)	(7,732)
Net loans	$1,192,173	$957,631	$667,549

The following table details the percentage composition of our loan portfolio by type at December 31, 2009, 2008 and 2007:
	December 31,
	2009	2008	2007
	(Dollars in Thousands
Commercial, financial and agricultural	38.20%	33.67%	32.53%
Real estate - construction	18.57%	24.29%	28.91%
Real estate – mortgage:
Owner occupied commercial	16.90%	15.20%	13.18%
1-4 family mortgage	13.71%	14.15%	9.53%
Other mortgage	9.92%	9.65%	12.39%
Total real estate — mortgage	40.53%	39.00%	35.10%
Consumer	2.70%	3.04%	3.46%
Total loans	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our commercial loans at December 31, 2009:
	Due in 1	Due in 1	Due after
Type of Loan(1)	year or less	to 5 years	5 Years	Total
	(Dollars in Thousands)
Commercial, financial and agricultural	$275,603	$165,173	$20,312	$461,088
Real estate – construction	146,540	75,833	1,805	224,178
Real estate – mortgage	101,725	248,581	138,938	489,244
Consumer	19,992	11,949	633	32,574
Total	$543,860	$501,536	$161,688	$1,207,084
Less: allowance for loan losses				$(14,911)
Net loans				$1,192,173
Interest rate sensitivity:
Fixed interest rates	$100,285	$316,811	$58,729	$475,825
Floating or adjustable rates	443,575	184,725	102,959	731,259
Total	$543,860	$501,536	$161,688	$1,207,084

(1)	Includes non-accrual loans.

Asset Quality

The following table presents a summary of changes in the allowances for loan losses over the past three fiscal years.  Our net charge-offs as a percentage of average loans for 2009 was higher than 2008 and 2007 at 0.60%, compared to 0.41% and 0.23%, respectively.  The largest balance of our charge-offs is on real estate construction loans.  Real estate construction loans represent 18.57% of our loan portfolio.

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$10,602	$7,732	$5,418
Charge-offs:
Commercial, financial and agricultural	(2,616)	(545)	(279)
Real estate – construction	(3,322)	(2,264)	(953)
Real estate – mortgage:
Owner occupied commercial	—	—	—
1-4 family mortgage	(522)	(480)	—
Other mortgages	(9)	(459)	—
Total real estate – mortgages	(531)	(939)	—
Consumer	(43)	(44)	(8)
Other	(164)	(74)	—
Total charge-offs	(6,676)	(3,866)	(1,240)
Recoveries:
Commercial, financial and agricultural	—	264	13
Real estate – construction	107	—	—
Real estate – mortgage:
Owner Occupied	—	—	—
1-4 family mortgage	3	—	—
Other	—	—	—
Total real estate – mortgages	3	—	—
Consumer	15	198	—
Total recoveries	125	462	13

Net charge-offs	(6,551)	(3,404)	(1,227)

Provision for loan losses charged to expense	10,860	6,274	3,541

Allowance for loan losses at end of period	$14,911	$10,602	$7,732

	2009	2008	2007
As a percentage of year-to-date average total loans:
Net charge-offs	0.60%	0.41%	0.23%
Provisions for loan losses	1.00%	0.76%	0.67%
Allowance for loan losses as a percentage of:
Year end loans	1.24%	1.09%	1.15%
Nonperforming assets	60.34%	52.68%	126.88%

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Our management feels that the allowance was adequate at December 31, 2009.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.  The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

Allocation of Allowance for Loan Losses

	For the Years Ended December 31,
	2009		2008		2007
(Dollars in Thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$3,058	38.20%	$1,489	33.67%	$1,714	32.53%
Real estate - construction	6,295	18.57%	5,473	24.29%	3,487	28.91%
Real estate - mortgage	1,416	40.53%	40	39.00%	340	35.10%
Consumer	1	2.70%	5	3.04%	12	3.46%
Other	4,141	—	3,595	—	2,179	—
Total	$14,911	100.00%	$10,602	100.00%	$7,732	100.00%

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

Nonperforming Assets

Nonaccrual loans totaled $11.9 million, $7.7 million and $4.3 million as of December 31, 2009, 2008 and 2007, respectively.  The table below summarizes our nonperforming assets at December 31, 2009, 2008 and 2007:

	Nonperforming assets
	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Number	20	27	20
Amount	$11,921	$7,713	$4,284

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	2	1	2
Amount	$267	$1,939	$187

Loans defined as “troubled debt restructurings”:
Number	—	—	—
Amount	$—	$—	$—
Total nonperforming loans	$12,188	$9,652	$4,471

Other real estate owned	$12,525	$10,473	$1,623
Total nonperforming assets	$24,713	$20,125	$6,094
Gross interest income lost on the above loans	$610	$450	$177
Interest income included in net income on the above loans	$138	$232	$—

The balance of nonperforming assets can fluctuate due to changes in economic conditions.  It is our policy to classify loans as non-accrual when they are past due in principal or interest payments for more than 90 days or if it is otherwise not reasonable to expect collection of principal and interest due under the original terms. Exceptions are allowed for ninety days past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

As of December 31, 2009, we had impaired loans of $21.5 million inclusive of nonaccrual loans, an increase of $5.6 million from $15.9 million as of December 31, 2008.  We allocated $3.1 million of our allowance for loan losses at December 31, 2009 to these impaired loans. The average balance of all impaired loans in 2009 was $23.9 million.  Interest income foregone for impaired loans was $610,000 for the year ended December 31, 2009 and there was $599,000 of income recognized on impaired loans for the year ended December 31, 2009.  A loan is considered impaired, based on current information and events, if our management has serious doubts that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third party valuations.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependant. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.  Our credit risk management performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $21.5 million of impaired loans reported as of December 31, 2009, $11.0 million were real estate – construction loans, $2.8 million were residential real estate loans, $4.2 million were commercial and industrial loans and $2.7 million were commercial real estate loans.  Of the $11.0 million of impaired real estate – construction loans, $6.1 million (a total of 10 loans with five builders) were residential construction loans, and $5.0 million consisted of various residential lot loans from seven builders.

The Bank has several procedures and special processes in place intended to ensure that losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth.  Each of our markets is highly competitive. We compete for local deposits by offering attractive products with premium rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training.  The following table presents the average balance of and average rate paid on each of the following deposit categories at the Bank level for years ended 2009, 2008 and 2007:

	Average Deposits
	Average for Years Ended December 31,
	2009		2008		2007
		Average		Average		Average
Types of Deposits:	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$140,660	—	$92,451	—	$84,051	—
Interest-bearing demand deposits	178,232	0.90%	92,717	1.64%	41,824	2.77%
Money market accounts	704,112	1.26%	558,313	2.22%	458,925	4.76%
Savings accounts	972	0.51%	455	0.64%	205	1.54%
Time deposits	35,804	2.63%	19,144	3.99%	9,058	4.92%
Time deposits, $100,000 and over	182,283	2.57%	115,984	4.04%	45,944	5.11%
Purchased time deposits	—	—	—	—	—	—
Total deposits	$1,242,063		$879,064		$640,007

The scheduled maturities of time deposits at December 31, 2009 are as follows:

Maturity	$100,000 or more	Less than $100,000	Total
	(Dollars in Thousands)
Three months or less	$61,124	$12,264	$73,388
Over three through six months	39,125	7,672	46,797
Over six months through one year	64,193	15,251	79,444
Over one year	45,979	8,326	54,305
Total	$210,421	$43,513	$253,934

Total average deposits in 2009 were $1.24 billion, an increase of $363.0 million, or 41.3%, over the total average deposits of $879.1 million in 2008.  Average noninterest- bearing deposits increased by $48.2 million, or 52.1%, from $92.5 million in 2008 to $140.7 million in 2009.  Average interest-bearing deposits increased by $314.8 million, from $786.6 million in 2008 to $1.10 billion in 2009.

Total average deposits in 2008 were $879.1 million, an increase of $239.1 million, or 37.4%, over the total average deposits of $640.0 million in 2007.  Average noninterest-bearing deposits increased by $8.5 million, or 10.1%, from $84.0 million in 2007 to $92.5 million in 2008.  Average interest-bearing deposits increased by $108.9 million, from $677.7 million in 2007 to $786.6 million in 2008.

We had no purchased deposits in 2009, 2008 or 2007.

Stockholders’ Equity

Stockholders’ equity increased $10.8 million during 2009, to $97.6 million at December 31, 2009 from $86.8 million at December 31, 2008.  The increase in stockholders’ equity resulted primarily from (i) positive earnings of $5.9 million and (ii) a private placement transaction in which we issued and sold 139,460 shares of our common stock for $25.00 per share, or an aggregate purchase price of $3,479,000.

We issued to each of our directors upon the formation of the Bank in May 2005 warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchased price of $10.00 per share, expiring in ten years.  These warrants became fully vested in May 2008.

We issued warrants to purchase 75,000 shares of our common stock at a price of $25.00 per share in the third quarter of 2008.  These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 10 to the Consolidated Financial Statements.

We issued warrants to purchase 15,000 shares of our common stock at a price of $25.00 per share in the second quarter of 2009.  These warrants were issued in connection with the sale of a $5,000,000 subordinated note of the Bank, as discussed in detail in Note 11 to the Consolidated Financial Statements.

We granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 55,000 shares of our common stock at between $15.00 and $20.00 per share for 10 years.  These stock options are non-qualified and are not part of our stock incentive plans.  They vest 100% in a lump sum five years after their date of grant.

On October 26, 2009, we made a restricted stock award under the 2009 Stock Incentive Plan of 20,000 shares of common stock to Thomas A. Broughton III, President and Chief Executive Officer.  These shares vest in five equal installments commencing on the first anniversary of the grant date, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

Borrowed Funds

We have available approximately $78.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in Thousands)
Commitments to extend credit	$409,760	$294,502	$291,937
Credit card arrangements	19,059	11,323	5,849
Standby letters of credit and financial guarantees	39,205	32,655	21,010
Total	$468,024	$338,480	$318,796

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

Derivatives

Prior to 2008, we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 was deferred and amortized to income over the remaining term of the original agreement which terminated on June 22, 2009.  A gain of $272,000 was recognized in interest income for the year ended December 31, 2009.

During 2008 the Bank entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Bank entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Bank.  As of December 31, 2009, the Bank was party to two swaps with notional amounts totaling approximately $12.1 million with customers, and two swaps with notional amounts totaling approximately $12.1 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2009 and 2008 were not material.

Liability and Asset Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Our asset liability and investment committee of the Bank, which consists of four executive officers of the Bank, is charged with monitoring our liquidity and funds position.  The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities.  The asset liability committee uses a computer model to analyze the maturities of rate-sensitive assets and liabilities.  The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities.  If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.”  Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.”  Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points.  As of December 31, 2009, our gap was within such ranges.  See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position.  In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions.  These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding.  At December 31, 2009, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $331.7 million.  Additionally, at such date we had available to us approximately $78.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.  On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank against “qualified” loans of the Bank (as defined by the FHLB). We also have approximately $5.5 million in borrowing capacity from the FHLB under a blanket pledge of our qualifying residential mortgages, consumer home equity lines of credit and second mortgage loans, and our commercial real estate loans.  We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth.  Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position.  At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To finance our continued growth and planned expansion activities, the Bank issued its 8.25% Subordinated Note due June 1, 2016 in the principal amount of $5.0 million in a private placement on June 23, 2009.  Also, in connection with a private placement and pursuant to subscription agreements effective December 31, 2008, we issued and sold 139,460 shares of our common stock for $25.00 per share in January 2009 for an aggregate purchase price of $3,479,000.  In addition, in February 2010 we commenced a private placement of up to $15.0 million in 6.0% Mandatory Convertible Trust Preferred Securities, which is expected to be completed on or about March 15, 2010.  Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2009.  The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
Contractual Obligations (1):	Total	Less Than 1 Year	1-3 Years	More than 3 to 5 Years	More than 5 Years
	(Dollars in Millions)
Deposits without a stated maturity	$1,178,421	$—	$—	$—	$—
Certificates of deposit(2)	253,934	199,629	43,338	10,967	—
FHLB borrowings	20,000	—	10,000	10,000	—
Subordinated debentures	15,228	—	—	—	15,228
Subordinated note payable	4,922	—	—	—	4,922
Operating lease commitments	17,256	1,640	3,329	3,441	8,846
Total	1,489,761	$201,269	$56,667	$24,408	$28,996

(1)	Excludes interest.
(2)
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2009, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2009.  In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 7.00%.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by us for the first four years of its operations and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2009.

	“Well-Capitalized”	Actual at December 31, 2009

Total risk-based capital	10.00%	10.48%
Tier 1 capital	6.00%	8.89%
Leverage ratio	5.00%	6.97%

For a description of capital ratios see Note 16 of “Notes to Consolidated Financial Statements” for the period ending December 31, 2009.

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

Adoption of Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that changed the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We adopted this pronouncement effective January 1, 2009.  See Note 12 in “Notes to Consolidated Financial Statements” for disclosures about our derivative instruments and hedging activities.

In September 2008, the FASB issued an accounting pronouncement that defined whether instruments granted in share-based payment transactions are participating securities for purposes of computing earnings per share.  Under the pronouncement, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The pronouncement is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Our adoption of the provisions of this pronouncement effective January 1, 2009 did not have an impact on our consolidated financial statements.

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

All three pronouncements were effective for interim and annual reports ending after June 15, 2009.  Early adoption was permitted for interim and annual periods ending after March 15, 2009, but concurrent adoption of all three was required.  We adopted the provisions of these pronouncements for the quarter ended June 30, 2009.  The adoption of these provisions did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events.  The pronouncement defines “recognized subsequent events” as those that give evidence of conditions that existed at the balance-sheet date and “non-recognized subsequent events” as those that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements.  Entities must recognize in the financial statements the effect of recognized subsequent events, but cannot recognize the effects in the financial statements of non-recognized subsequent events.  This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated.  This pronouncement was effective for interim and annual periods ending after June 30, 2009.  We adopted this pronouncement for the quarter ended June 30, 2009, and adoption did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement establishing the FASB “Accounting Standards Codification TM” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 30, 2009.  On the effective date, this pronouncement superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  We adopted this new accounting pronouncement effective September 30, 2009.  There was no impact on the consolidated financial statements from the adoption of this pronouncement.

Effect of Newly Issued but Not Yet Effective Accounting Pronouncements

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosure requirements for securitizations and special purpose entities.  The pronouncements remove the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets and where companies have exposure to the risks related to transfers of financial assets.  These pronouncements must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  We do not anticipate a material impact to the consolidated financial statements from the adoption of this standard.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”.  Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”.  Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points.  As of December 31, 2009, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years.  The chart below illustrates our rate-sensitive position at December 31, 2009.  Management uses the one year gap as the appropriate time period for setting strategy.

	Rate Sensitivity Gap Analysis
	0-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
	(Dollars in Thousands)
Interest earning assets:
Loans	$798,274	$72,821	$295,286	$40,703	$1,207,084
Securities	7,915	29,692	93,884	124,607	256,098
Federal funds sold	680	—	—	—	680
Interest bearing balances with banks	48,544	—	—	—	48,544
Total interest-earning assets	$855,413	$102,513	$389,170	$165,310	$1,512,406
Interest bearing liabilities:
Deposits:
Interest checking	$242,319	$—	$—	$—	$242,319
Money market and savings	724,795	—	—	—	724,795
Time deposits	73,388	126,241	54,305	—	253,934
Other borrowings	—	—	20,000	4,922	24,922
Trust preferred securities	—	—	15,228	—	15,228
Total interest-bearing liabilities	$1,040,502	$126,241	$89,533	$4,922	$1,261,198
Interest sensitivity gap	$(185,089)	$(23,728)	$299,637	$160,388	$251,208
Cumulative sensitivity gap	$(185,089)	$(208,817)	$90,820	$251,208
Percent of cumulative sensitivity gap to total interest-earning assets	(21.6)%	(21.8)%	6.7%	16.6%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value.  In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet.  The percent change in EVE is a measure of the volatility of risk.  Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change.  At December 31, 2009, the percent change at plus or minus 200 basis points is within that range at (10.6)% and (25.0)%, respectively.

The chart below identifies the EVE impact of a shift in rates of 100 and 200 basis points in either direction.

	Economic Value of Equity Under Rate Shock
	at December 31, 2009

Rate Change	-200bps	-100bps	0bps	+100bps	+200bps
	(Dollars in Thousands)
Economic value of equity	$73,217	$78,195	$97,622	$90,203	$87,274

Actual dollar change	$(24,406)	$(19,427)		$(7,419)	$(10,348)

Percent change	-25.0%	-19.9%		-7.6%	-10.6%

The one year gap ratio of (21.8)% indicates that we would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would decline in a falling rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulations S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.
Page
Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statements	59
Report of Management on Internal Control over Financial Reporting	60
Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting	61
Consolidated Balance Sheets at December 31, 2009 and 2008	63
Consolidated Statements of Income for the Years Ended December 31,
2009, 2008 and 2007	64
Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2009, 2008 and 2007	65
Consolidated Statements of Stockholders’ Equity for Years Ended
December 31, 2009, 2008 and 2007	66
Consolidated Statements of Cash Flows for the Years December 31, 2009,
2008 and 2007	67
Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ServisFirst Bancshares, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended, December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ServisFirst Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010, expressed an opinion that ServisFirst Bancshares, Inc. had not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Birmingham, Alabama
March 8, 2010

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as members of the Management of ServisFirst Bancshares, Inc. (the “Company”), are responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

All internal controls systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements, including the possibility of circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

A material weakness is a deficiency in internal controls over financial reporting such that there is more than a reasonable possibility that a material misstatement of the Company’s financial statements will not be detected or prevented in a timely manner.  A material weakness was identified and is included in this report on internal control over financial reporting.  The material weakness relates to management’s failure to detect a misstatement of the amount of the Federal Deposit Insurance Corporation’s special three-year prepaid assessment for the year ended December, 31 2009 before the Company released its earnings on January 19, 2010.

Because of the effect of the material weakness described above, management believes that, as of December 31, 2009, the Company’s internal controls over financial reporting were not effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

SERVISFIRST BANCSHARES, INC.

by	/s/ THOMAS A. BROUGHTON, III
THOMAS A. BROUGHTON, III
President and Chief Executive Officer

by	/s/ WILLIAM M. FOSHEE
WILLIAM M. FOSHEE
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ServisFirst Bancshares, Inc.
Birmingham, Alabama

We have audited ServisFirst Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ServisFirst Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: a material weakness in the controls over financial reporting relating to management’s failure to detect a misstatement of the amount of the Federal Deposit Insurance Company’s special three-year prepaid assessment as of December 31, 2009.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 8, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ServisFirst Bancshares, Inc., has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ServisFirst Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010, expressed an unqualified opinion.

Birmingham, Alabama
March 8, 2010

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008
(In thousands, except share and per share amounts)

	2009	2008
ASSETS
Cash and due from banks	$26,982	$22,844
Interest-bearing balances due from depository institutions	48,544	30,774
Federal funds sold	680	19,300
Cash and cash equivalents	$76,206	72,918
Debt securities:
Available for sale	255,453	102,339
Held to maturity	645	-
Restricted equity securities	3,241	2,659
Mortgage loans held for sale	6,202	3,320
Loans	1,207,084	968,233
Less allowance for loan losses	(14,911)	(10,602)
Loans, net	1,192,173	957,631
Premises and equipment, net	5,088	3,884
Accrued interest and dividends receivable	6,200	4,026
Deferred tax assets	4,872	3,585
Other real estate owned	12,525	10,473
Other assets	10,892	1,437
Total assets	$1,573,497	$1,162,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$211,307	$121,459
Interest-bearing	1,221,048	915,860
Total deposits	1,432,355	1,037,319
Other borrowings	24,922	20,000
Trust preferred securities	15,228	15,087
Accrued interest payable	1,026	1,280
Other liabilities	2,344	1,803
Total liabilities	1,475,875	1,075,489
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,513,482 and 5,374,022 shares issued and outstanding	6	5
Preferred stock, par value $.001 per share; 1,000,000 shares authorized;
no shares outstanding	-	-
Additional paid-in capital	75,078	70,729
Retained earnings	20,965	15,087
Accumulated other comprehensive income	1,573	962
Total stockholders' equity	97,622	86,783
Total liabilities and shareholders' equity	$1,573,497	$1,162,272

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	2009	2008	2007
Interest income:
Interest and fees on loans	$55,890	$49,997	$43,839
Taxable securities	4,516	3,840	2,235
Nontaxable securities	1,500	917	669
Federal funds sold	257	548	4,379
Other interest and dividends	34	148	295
Total interest income	62,197	55,450	51,417
Interest expense:
Deposits	16,087	19,375	25,871
Borrowed funds	2,250	1,099	1
Total interest expense	18,337	20,474	25,872
Net interest income	43,860	34,976	25,545
Provision for loan losses	10,860	6,274	3,541
Net interest income after provision for loan losses	33,000	28,702	22,004
Noninterest income:
Service charges on deposit accounts	1,631	1,270	584
Securities gains	193	-	-
Other operating income	2,589	1,434	857
Total noninterest income	4,413	2,704	1,441
Noninterest expenses:
Salaries and employee benefits	13,581	10,552	9,308
Equipment and occupancy expense	2,749	2,157	1,566
Professional services	848	986	528
Other operating expenses	11,577	6,881	3,394
Total noninterest expenses	28,755	20,576	14,796
Income before income taxes	8,658	10,830	8,649
Provision for income taxes	2,780	3,825	3,152
Net income	$5,878	$7,005	$5,497

Basic earnings per share	$1.07	$1.37	$1.19

Diluted earnings per share	$1.02	$1.31	$1.16

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
Net income	$5,878	$7,005	$5,497

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $472, $131, and $273 for 2009, 2008 and 2007, respectively	918	254	531
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $65	(128)	-	-
Unrealized holding gains arising during period from derivative, net of tax of $23, and $125 for 2008 and 2007, respectively	-	67	445
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $93 and $184 for 2009 and 2008, respectively	(179)	(360)	-
Other comprehensive income (loss)	611	(39)	976
Comprehensive income	$6,489	$6,966	$6,473

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2006	$22,318	$27,360	$2,585	$25	$52,288
Change in par value	(22,314)	22,314	-	-	-
Sale of 649,875 shares	1	12,945	-	-	12,946
Other comprehensive income	-	-	-	976	976
Stock based compensation expense	-	540	-	-	540
Net income	-	-	5,497	-	5,497
Balance, December 31, 2007	5	63,159	8,082	1,001	72,247
Sale of 260,540 shares	-	6,474	-	-	6,474
Other comprehensive loss	-	-	-	(39)	(39)
Stock based compensation expense	-	671	-	-	671
Issuance of warrants related to subordinated notes payable	-	425	-	-	425
Net income	-	-	7,005	-	7,005
Balance, December 31, 2008	5	70,729	15,087	962	86,783
Sale of 139,460 shares	1	3,478	-	-	3,479
Other comprehensive income	-	-	-	611	611
Stock based compensation expense	-	785	-	-	785
Issuance of warrants related to subordinated notes payable	-	86	-	-	86
Net income	-	-	5,878	-	5,878
Balance, December 31, 2009	$6	$75,078	$20,965	$1,573	$97,622

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$5,878	$7,005	$5,497
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(1,601)	(1,237)	(1,036)
Provision for loan losses	10,860	6,274	3,541
Depreciation and amortization	1,087	926	615
Write-down of other real estate owned	1,802	1,289	-
Net accretion of investments	(318)	(320)	(447)
Amortized gain on derivative	(272)	(544)	-
Increase in accrued interest and dividends receivable	(2,174)	(77)	(1,047)
Stock compensation expense	785	671	540
(Decrease) increase in accrued interest payable	(254)	498	226
Proceeds from sale of mortgage loans held for sale	196,400	79,751	50,232
Originations of mortgage loans held for sale	(201,143)	(81,025)	(49,793)
Gain on sale of securities available for sale	(193)	-	-
Loss on sale of other real estate owned	441	180	-
Increase in special prepaid FDIC insurance assessments	(7,850)	-	-
Net change in other assets, liabilities, and other operating activities	(985)	(1,193)	1,879
Net cash provided by operating activities	2,463	12,198	10,207
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(200,558)	(23,825)	(94,679)
Proceeds from maturities, calls and paydowns of securities available for sale	16,585	9,434	36,816
Purchase of securities held to maturity	(645)	-	-
Increase in loans	(253,172)	(308,944)	(239,160)
Purchase of premises and equipment	(2,294)	(817)	(2,186)
Purchase of restricted equity securities	(582)	(1,457)	(397)
Proceeds from sale of interest rate floor	-	1,000	-
Proceeds from sale of securities available for sale	32,567	-	-
Proceeds from tenant reimbursement	-	183	-
Proceeds from sale of other real estate owned and repossessions	6,314	4,111	261
Additions to other real estate owned	(905)	(1,424)	(129)
Net cash used in investing activities	(402,690)	(321,739)	(299,474)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	89,848	36,441	13,794
Net increase in interest-bearing deposits	305,188	238,195	275,541
Repayment of other borrowings	-	(390)	-
Proceeds from other borrowings	5,000	20,317	73
Proceeds from issuance of trust preferred securities	-	15,000	-
Net cash provided by financing activities	403,515	316,037	302,354
Net increase in cash and cash equivalents	3,288	6,496	13,087

Cash and cash equivalents at beginning of year	72,918	66,422	53,335

Cash and cash equivalents at end of year	$76,206	$72,918	$66,422

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$18,591	$19,976	$25,646
Income taxes	4,317	4,169	4,371

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$1,861	$-	$-
Other real estate acquired in settlement of loans	10,198	13,650	3,141

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Accounting Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair values of financial instruments are particularly subject to change. All numbers are in thousands except share and per share data.

The Company has evaluated all subsequent events for potential recognition and disclosure through March 8, 2010, the date of the filing of this Form 10-K.

Cash, Due from Banks, Interest-Bearing Balances due from Financial Institutions

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  The total of those reserve balances was approximately $8,009,000 at December 31, 2009 and $1,360,000 at December 31, 2008.

Investment Securities

Securities are classified as available-for-sale when they might be sold before maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized.  Gains and losses on the sale of securities available for sale are determined using the specific-identification method.  The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investments in Restricted Equity Securities Carried at Cost

Investments in restricted equity securities without a readily determinable market value are carried at cost.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses.  Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are generally applied as a reduction of the loan principal balance.  Interest income on nonaccrual loans is recognized on a cash basis or cost recovery basis until the loan is returned to accrual status.  Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan.  The Company does not have a concentration of loans to any one industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property.  At the time of foreclosure, foreclosed real estate is recorded at fair value less cost to sell, which becomes the property’s new basis.  Any write downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.  Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in other operating expenses.

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

Derivatives and Hedging Activities

As part of its overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors.  FASB ASC 815-10, Derivatives and Hedging, requires all derivative instruments to be carried at fair value on the balance sheet.  This accounting standard provides special accounting provisions for derivative instruments that qualify for hedge accounting.  To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged.  The derivative instrument must be shown to meet specific requirements under this accounting standard.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash-flow” hedge).  Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings.  The effective portion of the changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives and Hedging Activities (Continued)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis (if the hedges do not qualify for short-cut accounting), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is re-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process.  The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies.  The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date.  Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives.  In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process.  The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2009 and 2008 were not material and have not been recorded.

During 2008 the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of December 31, 2009, the Company was party to two swaps with notional amounts totaling approximately $12.1 million with customers, and two swaps with notional amounts totaling approximately $12.1 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

At December 31, 2009, the Company had two stock-based employee compensation plans for grants of options to key employees.  These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation-Stock Compensation.  The stock-based employee compensation plans are more fully described in Note 13.

Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

Loan Commitments and Related Financial Instruments

Financial instruments, which include credit card arrangements, commitments to make loans, and standby letters of credit, are issued to meet customer financing needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.  Instruments such as stand-by letters of credit are considered financial guarantees in accordance with FASB ASC 460-10.  The fair value of these financial guarantees is not material.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 23.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss), which is recognized as a separate component of equity, includes unrealized gains and losses on securities available for sale as well as the interest rate floor contract that qualified for cash flow hedge accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $276,000, $318,000 and $272,000, respectively.

Adoption of Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that changed the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this pronouncement effective January 1, 2009.  See Note 12 for the Company’s disclosures about its derivative instruments and hedging activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2009, the FASB issued an accounting pronouncement establishing the FASB “Accounting Standards Codification TM” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 30, 2009.  On the effective date, this pronouncement superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Company adopted this new accounting pronouncement effective September 30, 2009.  There was no impact on the consolidated financial statements from the adoption of this pronouncement.

Effect of Newly Issued but Not Yet Effective Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
December 31, 2009:
Securities Available for Sale
U.S. Treasury and government agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities Held to Maturity
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643

December 31, 2008:
Securities Available for Sale
U.S. Treasury and government agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	-	(772)	5,199
Total	$101,154	$2,837	$(1,652)	$102,339

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2009 and 2008, there were no holdings of securities of any issuer, other than the U.S. Government and its agencies, in an amount greater that 10% of stockholders’ equity.

The amortized cost and fair value of securities as of December 31, 2009 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENT SECURITIES (Continued)

	Amortized Cost	Market Value
	(In Thousands)
Securities available for sale
Due within one year	$-	$-
Due from one to five years	59,370	59,633
Due from five to ten years	65,763	65,887
Due after ten years	28,329	28,233
Mortgage-backed securities	99,608	101,700
	$253,070	$255,453

Securities held to maturity
Due after ten years	645	643
	$645	$643

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, the Company believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2009:
U.S. Treasury and government agencies	$(437)	$42,836	$-	$-
Mortgage-backed securities	(625)	44,993	-	-
State and municipal securities	(569)	20,479	-	-
Corporate debt	(17)	2,074	(13)	986
	$(1,648)	$110,382	$(13)	$986

December 31, 2008.:
U.S. Treasury and government agencies	$(18)	$3,089	$-	$-
Mortgage-backed securities	(5)	1,868	-	-
State and municipal securities	(857)	14,814	-	-
Corporate debt	(772)	5,199	-	-
	$(1,652)	$24,970	$-	$-

At December 31, 2009, one of the Company’s 319 debt securities was in an unrealized loss position for more than 12 months.  The Company does not believe this unrealized loss is “other than temporary” since it has the ability and intent to hold the investment for a period of time sufficient to allow for a recovery in market value, and it is not probable that the Company will be unable to collect all of the amounts contractually due.  We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENT SECURITIES (Continued)

Two corporate bonds with an amortized cost of $2,040,000 were sold in August 2009, and three government agency bonds with an amortized cost of $30,334,000 were sold in December 2009.  Gains on sale of $193,000 were recognized on these sales during 2009.  There were no losses on the sale of securities during 2009.  There were no sales of securities during 2008 and 2007.

The carrying value of investment securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2009 and 2008 was $117,377,000 and $91,959,000, respectively.

Restricted equity securities include (1) a restricted investment in Federal Home Loan Bank stock for membership requirement and to secure available lines of credit, and (2) an investment in First National Bankers Bank stock.  The amount of investment in the Federal Home Loan Bank stock was $2,991,000 and $2,409,000 at December 31, 2009 and 2008, respectively.  The amount of investment in the First National Bankers Bank stock was $250,000 at December 31, 2009 and 2008.

NOTE 3.	LOANS

The composition of loans is summarized as follows:

	December 31,
	2009	2008
	(In Thousands)
Commercial, financial and agricultural	$461,140	$326,175
Real estate - construction	224,178	235,162
Real estate - mortgage	489,244	377,628
Consumer	32,574	29,475
	1,207,136	968,440
Allowance for loan losses	(14,911)	(10,602)
Net unamortized loan origination fees	(52)	(207)
Loans, net	$1,192,173	$957,631

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Balance, beginning of year	$10,602	$7,732	$5,418
Loans charged off	(6,676)	(3,866)	(1,240)
Recoveries	125	462	13
Provision for loan losses	10,860	6,274	3,541
Balance, end of year	$14,911	$10,602	$7,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS (Continued)

Impaired loans were as follows:

	December 31,
	2009	2008	2007
	(In Thousands)
Total impaired loans	$21,524	$15,880	$11,612
Impaired loans with allowance allocated	11,085	6,254	6,185
Impaired loans without valuation allowance	10,439	9,626	5,427
Amount of allowance allocated	3,082	1,125	1,370
Average balance during the year	22,330	13,450	7,070
Interest income not recognized during impairment	610	450	177
Interest income recognized on impaired loans	599	644	-

Nonperforming loans were as follows:

	December 31,
	2009	2008
	(In Thousands)
Nonaccrual loans	$11,921	$7,713
Past due 90 days and still accruing	267	1,939

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In Thousands)
Balance, beginning of year	$15,934	$12,078
Advances	5,174	22,579
Repayments	(12,639)	(18,723)
Balance, end of year	$8,469	$15,934

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Balance at beginning of year	$10,473	$1,623	$585
Transfers from loans and capitalized expenses	11,103	15,074	3,270
Foreclosed properties sold	(6,314)	(4,111)	(261)
Writedowns and partial liquidations	(2,737)	(2,113)	(1,971)
Balance at end of year	$12,525	$10,473	$1,623

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)
Furniture and equipment	$4,079	$3,511
Leasehold improvements	3,882	2,422
	7,961	5,933
Accumulated depreciation	(2,873)	(2,049)
	$5,088	$3,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	PREMISES AND EQUIPMENT (Continued)

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2009, 2008 and 2007 were $1,087,000, $926,000 and $615,000, respectively.

The Company leases land and building space under non-cancellable operating leases.  Future minimum lease payments under non-cancellable operating leases are summarized as follows:

(In Thousands)
2010	$1,640
2011	1,650
2012	1,679
2013	1,705
2014	1,736
Thereafter	8,846
$17,256

For the years ended December 31, 2009, 2008 and 2007, annual rental expense on operating leases was approximately $1,447,000, $1,009,000 and $802,000, respectively.

NOTE 6.	VARIABLE INTEREST ENTITIES (VIEs)

The Company utilizes special purpose entities (SPEs) that constitute investments in limited partnerships that undertake certain development projects to achieve federal and state tax credits.  These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that absorbs the majority of the economic risks and rewards of the VIE.  To determine whether it must consolidate a VIE, the Company analyzes the design of the VIE to identify the sources of variability within the VIE, including an assessment of the nature of risks created by the assets and other contractual obligations of the VIE, and determines whether it will absorb a majority of that variability.

The Company has invested in two limited partnerships for which it determined is not the primary beneficiary, and which thus are not subject to consolidation by the company.  The Company reports its investment in these partnerships at their net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received.  The amount recorded as investments in these partnerships at December 31, 2009 was $988,000.

On December 31, 2009, the Company entered into a limited partnership as funding investor.  The partnership is a single purpose entity that is lending money to a real estate investor for the purpose of acquiring and operating a multi-tenant office building.  The investment qualifies for New Market Tax Credits under Internal Revenue Code Section 45D, as amended.  The Company has determined that it is the primary beneficiary of the economic risks and rewards of the VIE, and thus has consolidated the partnership’s assets and liabilities into its consolidated financial statements.  The amount recorded as an investment in this partnership at December 31, 2009 was $3,899,000, of which $3,325,000 is included in loans of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	DEPOSITS

Deposits at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In Thousands)
Noninterest-bearing demand	$211,307	$121,459
Interest-bearing checking	965,661	749,856
Savings	1,453	777
Time	43,513	25,920
Time, $100,000 and over	210,421	139,307
	$1,432,355	$1,037,319

The scheduled maturities of time deposits at December 31, 2009 were as follows:

(In Thousands)
2010	$199,629
2011	32,407
2012	10,931
2013	6,016
2014	4,951
$253,934

At December 31, 2009 and 2008, overdraft deposits reclassified to loans totaled approximately $471,000 and $518,000, respectively.

NOTE 8.	FEDERAL FUNDS PURCHASED

At December 31, 2009, the Company had available lines of credit totaling approximately $78 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding.  These lines are subject to annual renewals with varying interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	OTHER BORROWINGS

At December 31, 2009 and 2008, the composition of other borrowings is presented below.

	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB Advances:
Fixed rate, due 2012 and 2013	$20,000	3.13%	$20,000	3.13%
Subordinated notes payable	4,922	8.25	-	-
Total other borrowings	$24,922	4.14%	$20,000	3.13%

The Company had a line of credit with a regional bank allowing for the borrowing of up to $5,000,000.  The line was paid in full and terminated in September 2008.

Other borrowings as of December 31, 2009 consist of two Federal Home Loan Bank advances in the amount of $10 million each.  One has a maturity of March 19, 2012, and the other has a maturity of March 19, 2013.

The Company has pledged certain qualifying mortgage loans with an aggregate carrying value of $25.5 million as collateral under the borrowing agreement with the FHLB.  The Company has borrowing capacity with the FHLB of Atlanta totaling $5.5 million at December 31, 2009.

NOTE 10.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On September 2, 2008, ServisFirst Capital Trust I, a subsidiary of the Company (the “Trust”), sold 15,000 shares of its 8.5% trust preferred securities to accredited investors for $15,000,000 or $1,000 per share and 463,918 shares of its common securities to the Company for $463,918 or $1.00 per share. The Trust invested the $15,463,918 of the proceeds from such sale in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”). The Debenture bears a fixed rate of interest at 8.5% per annum and is subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company may not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless such incurrence is approved by a majority of the holders of the outstanding trust preferred securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

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

The Company is not considered the primary beneficiary of the Trust under accounting standards for variable interest entities; therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the Trust in included in other assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

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

NOTE 11.	SUBORDINATED NOTE DUE JUNE 1, 2016

On June 23, 2009, the Company issued its 8.25% Subordinated Note due June 1, 2016 in the aggregate principal amount of $5,000,000 to an accredited investor at 100% of par.  The note is subordinate and junior in right of payment upon any liquidation of the Company as to principal, interest and premium to obligations to the Company’s depositors and other obligations to its general and secured creditors.  Interest payments are due and payable on each September 1, December 1, March 1 and June 1, commencing on September 1, 2009.  Interest accrues at an annual rate of 8.25%.  The proceeds from the note payable are included in Tier 2 capital of the Bank and the Company.

In addition, the Company issued to the investor a total of 15,000 warrants, each representing the right to purchase one share of the Company’s common stock for a purchase price of $25.00. Each warrant is exercisable for a period beginning upon its date of issuance and ending on June 1, 2016.  The Company estimated the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.41. This total value of $86,000 was recorded as a discount and reduced the net book value of the note to $4,914,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a five-year period.

NOTE 12.	DERIVATIVES

Prior to 2008 the Company entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of its floating-rate loans.  The interest rate floor was sold in January 2008 and the related gain of $817,000 was deferred and amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009.  Gains of $272,000 and $544,000 were recognized for the years ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	DERIVATIVES (Continued)

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process.  The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies.  The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date.  Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives.  In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process.  The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2009 and 2008 were not material and have not been recorded.

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2009, the Company has two share-based compensation plans, which are described below.  The compensation cost that has been charged against income for the plans was approximately $785,000, $671,000 and $540,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Incentive Plans

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 525,000 shares of common stock.  However, upon shareholder approval during 2006, the 2005 Plan was amended in order to allow the Company to grant stock options for up to 1,025,000 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the 2005 Plan.  Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts from 2007 through 2014 and are based on continuous service during that vesting period and have a ten-year contractual term.  Dividends are not paid on unexercised options and dividends are not subject to vesting.  The Plan provides for accelerated vesting if there is a change in control (as defined in the Plan).

On March 23, 2009 the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “2009 Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders.  The 2009 Plan authorizes the grant of Stock Appreciation Rights, Restricted Stock, Options, Non-stock Share Equivalents, Performance Shares or Performance Units and other equity-based awards.  Both incentive stock options and non-qualified stock options may be granted under the 2009 Plan.  Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant.  Up to 425,000 shares of common stock of the Company are available for awards under the 2009 Plan.

As of December 31, 2009, there are a total of 651,500 shares available to be granted under both of these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

The Company granted non-plan options to certain persons representing key relationships to purchase up to an aggregate amount of 55,000 shares of our common stock at between $15.00 and $20.00 per share for 10 years.  These options are non-qualified and not part of either the 2005 Amended and Restated Stock Incentive Plan or 2009 Stock Incentive Plan.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on an index of approximately 117 publicly traded banks in the southeast United States.  The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008	2007
Expected volatility	20.00%	21.16%	20.00%
Expected dividends	0.50%	0.50%	0.50%
Expected term (in years)	7 years	7 years	7 years
Risk-free rate	1.70%	2.93%	4.15%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $5.87, $6.58 and $4.92, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

The following tables summarize the status of stock options granted.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2009:
Outstanding at beginning of year	796,000	$14.50	7.7	$8,363
Granted	40,000	25.00	9.2	-
Exercised	-	-	-	-
Forfeited	(2,500)	15.00	-	-
Outstanding at end of year	833,500	15.00	6.8	$8,333

Exercisable at December 31, 2009	143,530	$11.99	6.1	$1,867

Year Ended December 31, 2008:
Outstanding at beginning of year	712,500	$13.12	8.4	$4,905
Granted	98,500	24.31	-	-
Exercised	-	-	-	-
Forfeited	(15,000)	13.50	-	-
Outstanding at end of year	796,000	14.50	7.7	$8,363

Exercisable at December 31, 2008	68,598	$12.08	7.0	$886

Year Ended December 31, 2007:
Outstanding at beginning of year	517,000	$11.35	9.0	$1,894
Granted	201,500	17.56	-	-
Exercised	-	-	-	-
Forfeited	(6,000)	10.00	-	-
Outstanding at end of year	712,500	13.12	8.4	$4,905

Exercisable at December 31, 2007	20,000	$10.00	7.3	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

Exercisable options at December 31, 2009 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$10.00	60,000	$10.00	5.4	$900
11.00	33,000	11.00	6.3	462
15.00	50,530	15.00	6.9	505
	143,530	$11.99	6.1	$1,867

As of December 31, 2009, there was $1,512,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of shares vested during the year ended December 31, 2009 was $298,000.

The Company granted 20,000 restricted stock awards to a key executive in October 2009.  The value of these awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of December 31, 2009, there was $482,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 4.8 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Bank’s organizers, it granted organizers an opportunity to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the time.  The warrants fully vested on May 2, 2008, the third anniversary of the Bank’s incorporation, and will terminate on the tenth anniversary of the incorporation date.  The total number of warrants outstanding at December 31, 2009 and 2008 was 60,000

The Company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008.  These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 10.

The Company issued warrants for 15,000 shares of common stock at a price of $25 per share in the second quarter of 2009.  These warrants were issued in connection with the sale of the Company’s 8.25% Subordinated Note that is discussed in detail in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

Stock Warrants (Continued)

As of December 31, 2009, all warrants were fully vested and related compensation expense recognized.

The following tables summarize the status of stock warrants granted under the Company’s stock-based compensation plans.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2009:
Outstanding at beginning of year	60,000	$10.00	6.3	$900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	5.3	$900

Exercisable at December 31, 2009	60,000	$10.00	5.3	$900

Year Ended December 31, 2008:
Outstanding at beginning of year	60,000	$10.00	7.3	$600
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	6.3	$900

Exercisable at December 31, 2008	60,000	$10.00	6.3	$900

Year Ended December 31, 2007:
Outstanding at beginning of year	60,000	$10.00	8.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	7.3	$600

Exercisable at December 31, 2007	60,000	$10.00	7.3	$600
The Company has a retirement savings 401(k) and profit sharing plan in which all employees age 21 and older may participate after completion of one year of service.  For employees in service with the Bank at June 15, 2005, the length of service and age requirements were waived.  The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions.  The Company’s expense for the plan was $341,000, $303,000 and $202,000 for 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	COMMON STOCK

During 2007, the Company completed private placements of 649,875 shares of common stock.  The shares were issued and sold at $20 per share to accredited investors of which approximately 184,875 shares were purchased by directors, officers and their families.  This sale of stock resulted in net proceeds of $12,946,000.  This includes stock offering expenses of $51,000.

On August 16, 2007 ServisFirst Bancshares, Inc. was formed with 100,000,000 authorized shares of common stock, par value $.001, and issued 5,113,482 shares, and 5,000,000 shares of preferred stock, par value $.001, with no shares issued.  On November 29, 2007, each share of ServisFirst Bank’s $5 par value common stock was exchanged for one share of ServisFirst Bancshares, Inc. $0.001 common stock.  (See Note 24 of Notes to Consolidated Financial Statements).

During 2008, the Company completed private placements of 260,540 shares of common stock.  The shares were issued and sold at $25 per share to accredited investors of which approximately 75,800 shares were purchased by directors, officers and their families.  This sale of stock resulted in net proceeds of $6,474,000.  This includes stock offering expenses of $39,000.

During 2009, the Company completed private placements of 139,460 shares of common stock.  The shares were issued and sold at $25 per share to accredited investors of which approximately 78,500 shares were purchased by directors, officers and their families.  This sale of stock resulted in net proceeds of $3,479,000.  This includes stock offering expenses of $8,000.

NOTE 15.	REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth by the Alabama State Banking Department.  Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years.  Based on this, the Bank would be limited to paying $21.4 million in dividends as of December 31, 2009.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank and the financial statements.  Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	REGULATORY MATTERS (Continued)

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective.  To remain categorized as well capitalized; the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2009.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$130,882	10.48%	$99,903	8.00%	$124,879	10.00%
ServisFirst Bank	130,426	10.45%	99,851	8.00%	124,814	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	111,049	8.89%	49,952	4.00%	74,927	6.00%
ServisFirst Bank	110,593	8.86%	49,926	4.00%	74,888	6.00%
Tier I Capital to Average Assets:
Consolidated	111,049	6.97%	63,737	4.00%	79,672	5.00%
ServisFirst Bank	110,593	6.94%	63,737	4.00%	79,672	5.00%

As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$111,424	11.25%	$79,247	8.00%	$99,058	10.00%
ServisFirst Bank	110,242	11.14%	79,182	8.00%	98,977	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	100,822	10.18%	39,623	4.00%	59,435	6.00%
ServisFirst Bank	99,640	10.07%	39,591	4.00%	59,386	6.00%
Tier I Capital to Average Assets:
Consolidated	100,822	9.01%	44,746	4.00%	55,933	5.00%
ServisFirst Bank	99,640	8.91%	44,746	4.00%	55,933	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Other Operating Income
Mortgage fee income	$2,222	$995	$654
Merchant services income	636	477	195
Loss on sale of other real estate owned	(441)	(180)	-
Other	365	142	8
	$2,782	$1,434	$857

Other Operating Expenses
Postage	$142	$105	$129
Telephone	318	206	130
Data processing	1,844	1,341	718
FDIC insurance	2,735	568	202
Expenses to carry other real estate owned	2,745	1,619	14
Recording fees	309	288	202
Supplies	319	274	205
Customer and public relations	462	409	335
Marketing	276	318	272
Sales and use tax	211	243	190
Donations and contributions	214	205	147
Directors fees	180	198	96
Other	1,822	1,107	754
	$11,577	$6,881	$3,394

NOTE 18.	INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Current	$4,381	$5,062	$4,188
Deferred	(1,601)	(1,237)	(1,036)
Income tax expense	$2,780	$3,825	$3,152

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	INCOME TAXES (Continued)

	Year Ended December 31, 2009
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$2,944	34.00%
Effect on rate of:
State income tax, net of federal tax effect	214	2.47%
Tax-exempt income, net of expenses	(477)	-5.51%
Incentive stock option expense	224	2.59%
Other	(125)	-1.44%
Effective income tax and rate	$2,780	32.11%

	Year Ended December 31, 2008
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$3,683	34.00%
Effect on rate of:
State income tax, net of federal tax effect	191	1.76%
Tax-exempt income, net of expenses	(278)	-2.57%
Incentive stock option expense	177	1.64%
Other	52	0.48%
Effective income tax and rate	$3,825	35.31%

	Year Ended December 31, 2007
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$2,941	34.00%
Effect on rate of:
State income tax, net of federal tax effect	165	1.91%
Tax-exempt income, net of expenses	(102)	-1.18%
Incentive stock option expense	163	1.88%
Other	(15)	-0.18%
Effective income tax and rate	$3,152	36.43%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	INCOME TAXES (Continued)

The components of net deferred tax asset are as follows:

	December 31,
	2009	2008	2007
	(In Thousands)
Other real estate	$411	$309	$-
Start-up costs	141	154	168
Net unrealized gains on securities available for sale and cash flow hedge	(810)	(496)	(412)
Depreciation	(304)	(195)	(107)
Deferred loan fees	106	131	299
Allowance for loan losses	5,419	3,649	2,422
Nonqualified equity awards	27	116	41
Other	(118)	(83)	21
Net deferred income tax assets	$4,872	$3,585	$2,432

Management of the Company believes its net deferred tax asset is recoverable as of December 31, 2009 based on the expectation of future taxable income and other relevant considerations.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

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

	2009	2008	2007
	(In Thousands)
Commitments to extend credit	$409,760	$294,502	$291,937
Credit card arrangements	19,059	11,323	5,849
Standby letters of credit	39,205	32,655	21,010
	$468,024	$338,480	$318,796

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in the Company’s market area.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in this area.

The Company’s loan portfolio is primarily concentrated in loans secured by real estate, of which 59% is secured by real estate in the Company’s primary market area.  In addition, a substantial portion of the other real estate owned is located in that same market.  Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

NOTE 21.	EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Years Ended December 31,
	2009	2008	2007
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	5,485,972	5,114,194	4,617,422
Net income	$5,878	$7,005	$5,497
Basic earnings per share	$1.07	$1.37	$1.19

Weighted average common shares outstanding	5,485,972	5,114,194	4,617,422
Dilutive effects of assumed conversions and exercise of stock options and warrants	301,671	224,689	104,442
Weighted average common and dilutive potential common shares outstanding	5,787,643	5,338,883	4,721,864
Net income	$5,878	$7,005	$5,497
Diluted earnings per share	$1.02	$1.31	$1.16

NOTE 22.	RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2009 and 2008 in the amount of $8,469,000 and $15,934,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted the methods of fair value as described in FASB ASC 820, Fair Value Measurements and Disclosures topic, to value its financial assets and financial liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.              FAIR VALUE MEASUREMENT (Continued)

Impaired Loans- Loans are considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $6,076,000 and $3,701,000 during the years ended December 31, 2009 and 2008, respectively.  Impaired loans measured at fair value on a nonrecurring basis are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $2,149,000 and $1,469,000 for 2009 and 2008, respectively.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of December 31, 2009:

	(In Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:
Available for sale securities	$-	$255,453	$-	$255,453
Interest rate swap agreements	-	413		413
Total assets at fair value	$-	$255,866	$-	$255,866

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$413	$-	$413

Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$8,003	$8,003
Other real estate owned	-	-	12,525	12,525
Total assets at fair value	$-	$-	$20,528	$20,528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT (Continued)

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Current U.S. GAAP excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Restricted equity securities: Fair values for other investments are considered to be their cost as they are redeemed at par value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT (Continued)

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$76,206	$76,206	$72,918	$72,918
Investment securities available for sale	255,453	255,453	102,339	102,339
Investment securities held to maturity	645	643	-	-
Restricted equity securities	3,241	3,241	2,659	2,659
Mortgage loans held for sale	6,202	6,202	3,320	3,320
Loans, net	1,192,173	1,193,376	957,631	979,656
Accrued interest and dividends receivable	6,200	6,200	4,026	4,026
Derivative	413	413	823	823

Financial Liabilities:
Deposits	$1,432,355	$1,435,387	$1,037,319	$1,038,502
Borrowings	24,922	25,981	20,000	20,270
Trust preferred securities	15,228	12,681	15,087	12,544
Accrued interest payable	1,026	1,026	1,280	1,280
Derivative	413	413	823	823

NOTE 24.            BUSINESS COMBINATIONS

During the second quarter of 2007, the stockholders approved the formation of a holding company for the Bank.  On November 29, 2007, each share of the Bank’s $5 par value common stock was exchanged for one share of the Company’s $0.001 common stock.  The combination was accounted for by transferring the net assets of the Bank to the Company at the carrying amount.  The net income of the Bank prior to the combination was $4,963,000 and has been included in the consolidated statements of income for the year ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.            PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of ServisFirst Bancshares, Inc. as of December 31, 2009 and 2008 and the condensed statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007.

BALANCE SHEET
(In Thousands)

	December 31
	2009	2008
Assets
Cash & due from banks	$95	$561
Investment in subsidiary	112,166	100,602
Other assets	649	812
Total assets	112,910	101,975

Liabilities
Other borrowings	15,228	15,087
Other liabilities	60	105
	15,288	15,192

Stockholders' equity
Common stock	6	5
Paid in capital	75,078	70,729
Retained earnings	20,965	15,087
Accumulated other comprehensive income	1,573	962
Total stockholders' equity	97,622	86,783
Total liabilites and stockholders' equity	$112,910	$101,975

STATEMENT OF INCOME
(In Thousands)

	2009	2008	2007
Income
Dividends received from subsidiary	$325	$850	$-
Other income	40	30	-
Total income	365	880	-
Expense
Interest on borrowings	1,401	488	1
Other operating expenses	304	391	88
Total expense	1,705	879	89
(Loss) income before income taxes & equity in undistributed earnings of subsidiary	(1,340)	1	(89)
Income tax benefit	(614)	(313)	(33)
(Loss) income before equity in undistributed earnings earnings of subsidiary	(726)	314	(56)
Equity in undistributed earnings of subsidiary	6,604	6,691	590
Net income	$5,878	$7,005	$534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.            PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENT OF CASH FLOWS
(In Thousands)

	2009	2008	2007
Operating activities
Net income	$5,878	$7,005	$534
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Other	260	(180)	(16)
Equity in undistributed earnings of subsidiary	(6,604)	(6,691)	(590)
Net cash (used in) provided by operating activities	(466)	134	(72)
Investing activities
Investment in subsidiary	(3,479)	(20,975)	-
Net cash used in investing activities	(3,479)	(20,975)	-
Financing activities
Proceeds from other borrowings	-	317	73
Repayment of borrowings	-	(390)	-
Proceeds from issuance of trust preferred securities	-	15,000	-
Proceeds from issuance of common stock	3,479	6,474	-
Net cash provided by financing activities	3,479	21,401	73
(Decrease) increase in cash & cash equivalents	$(466)	$560	$1
Cash & cash equivalents at beginning of year	561	1	-
Cash & cash equivalents at end of year	$95	$561	$1

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements.  The following data is only a summary and should be read with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2009 Quarter Ended
	(Dollars in Thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest Income	$13,937	$14,979	$16,092	$17,189
Interest Expense	4,891	4,478	4,648	4,320
Net Interest Income	9,046	10,501	11,444	12,869
Provision for Loan Loss	2,460	2,608	3,209	2,583
Net Income	721	1,559	1,608	1,990
Income Per Share, basic	0.13	0.28	0.29	0.37
Income Per Share, diluted	0.13	0.27	0.28	0.34

	2008 Quarter Ended
	(Dollars in Thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest Income	$13,835	$13,341	$13,881	$14,393
Interest Expense	5,748	4,647	5,004	5,075
Net Interest Income	8,087	8,694	8,877	9,318
Provision for Loan Loss	1,383	2,137	1,381	1,373
Net Income	1,570	1,750	1,724	1,961
Income Per Share, basic	0.31	0.34	0.34	0.38
Income Per Share, diluted	0.30	0.33	0.32	0.36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2009.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, as described in “Management’s Report on Internal Control over Financial Reporting” below, our management identified a material weakness in our internal control over financial reporting relating to the recording of the prepaid FDIC assessments in the fourth quarter of 2009.  Solely because of this material weakness, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management identified a material weakness in its internal control over financial reporting, as more fully explained in the Report of Management on Internal Control over Financial Reporting included in Item 8, Financial Statements and Supplementary Data.  As a result of this material weakness, our initial report of our results of operations for the quarter and year ended December 31, 2009 was incorrect.  We corrected this error promptly upon discovery and issued a corrected earnings announcement.  Management has taken steps as it believes appropriate to ensure that similar changes in FDIC assessments and prepayments are accurately reported.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Mauldin & Jenkins, LLC an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Except as described above with respect to the material weakness relating to our recording of the FDIC prepayment expense in the fourth quarter of 2009, there have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

      None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Shareholders.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code of Ethics.  A copy of the Code of Ethics was filed as Exhibit 14 to this Form 10-K.

Executive Officers of the Registrant

The business experience of our executive officers who are not also directors is set forth below.

William Foshee – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005.  Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation from 2002 until it was acquired in 2005.  Mr. Foshee received a Bachelor of Science in Accounting from Auburn University and is a C.P.A.

Clarence C. Pouncey, III – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006 and also served as Chief Risk Officer of the Bank from March 2006 until November 2006.  Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (now Wells Fargo Bank) in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services.  Mr. Pouncey received a Bachelor of Science degree from the University of Alabama and a diploma from the Graduate School of Banking at Southern Methodist University.

Andrew N. Kattos – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006.  Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department.  Mr. Kattos received a Bachelor of Science in Finance from the University of Alabama in Huntsville and received a diploma from The Graduate School of Banking at Louisiana State University.  Mr. Kattos also serves on the advisory council of the University of Alabama in Huntsville School of Business.

G. Carlton Barker – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007.  Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region.  Mr. Barker received a Bachelor of Science in Business Administration from Huntingdon College and a graduate degree in banking at the Stonier Graduate School of Banking at Rutgers University.  Mr. Barker also serves on the Huntingdon College Board of Trustees and on the Board of Directors of the Alabama State Banking Board.

      Ronald A. DeVane – Mr. DeVane has served as Executive Vice President and Dothan President and Chief Executive Officer of the Bank since August 2008.  Prior to joining the Company, Mr. DeVane held various positions with Wachovia Bank and SouthTrust Bank until his retirement in 2006, including CEO for the Wachovia Midsouth Region, which encompassed Alabama, Tennessee, Mississippi and the Florida panhandle, from September 2004 until 2006, CEO of the Community Bank Division of SouthTrust from January 2004 until September 2004, and CEO for SouthTrust Bank of Atlanta and North Georgia from July 2002 until December 2003.  Mr. DeVane graduated from Troy University and majored in Business Administration.  Mr. DeVane is a Trustee at Samford University, a member of the Troy University Foundation Board, a Trustee of the Southeast Alabama Medical Center Foundation Board, and a Board Member of the National Peanut Festival Association.

ITEM 11. EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

(a)           The following financial statements are filed as a part of this registration statement:

(b)           The following exhibits are furnished with this registration statement.

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Certain provisions from the Certificate of Incorporation (1)

4.3	Revised Form of Common Stock Certificate (2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008 (3)

4.5	Indenture dated September 2, 2008 (3)

4.6	Guarantee Agreement dated September 2, 2008 (3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008 (3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (4)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 16 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (5)

21	List of Subsidiaries

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on March 28, 2008, and incorporated herein by reference.

(2) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Current Report on Form 8-K dated September 15, 2008, and incorporated herein by reference.

(3) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Current Report on Form 8-K dated September 2, 2008, and incorporated herein by reference.

(4) Previously filed as Appendix A to ServisFirst Bancshares, Inc.’s definitive Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

(5) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

* Management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 8, 2010
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 8, 2010
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 8, 2010
Stanley M. Brock

*	Director	March 8, 2010
Michael D. Fuller

*	Director	March 8, 2010
James J. Filler

*	Director	March 8, 2010
Joseph R. Cashio

*	Director	March 8, 2010
Hatton C. V. Smith

_________________
*The undersigned, acting pursuant to a Power of Attorney, have signed this Annual Report on Form 10-K for and on behalf of  the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above ad on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007(1)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws(1)

4.1	Common stock certificate(1)

4.2	Certain provisions from the Certificate of Incorporation(1)

4.3	Revised Common Stock Certificate(2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008(3)

4.5	Indenture dated September 2, 2008(3)

4.6	Guarantee Agreement dated September 2, 2008(3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008(3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009

10.1	2005 Amended and Restated Stock Incentive Plan(1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005(1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006(1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006(1)*

10.5	Employment Agreement of G. Carlton Barker February 1, 2007(1)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 16 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers

21	List of Subsidiaries

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

i

(1) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on March 28, 2008, and incorporated herein by reference.

(2) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Current Report on Form 8-K dated September 15, 2008, and incorporated herein by reference.

(3) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Current Report on Form 8-K dated September 2, 2008, and incorporated herein by reference.

(4) Previously filed as Appendix A to ServisFirst Bancshares, Inc.’s definitive Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

(5) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

* Management contract or compensatory plan arrangements.

ii