Form 10-Q
period 2010-03-31
ServisFirst Bancshares, Inc.
filed 2010-04-30
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2010
Common stock, $.001 par value	5,513,482

TABLE OF CONTENTS

EX-31.01 SECTION 302, CERTIFICATION OF THE CEO
EX-31.02 SECTION 302, CERTIFICATION OF THE CFO
EX-31.01 SECTION 906, CERTIFICATION OF THE CEO
EX-31.01 SECTION 906, CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS MARCH 31, 2010 AND DECEMBER 31, 2009
(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,449	$26,982
Interest-bearing balances due from depository institutions	5,313	48,544
Federal funds sold	110	680
Cash and cash equivalents	25,872	76,206
Debt securities:
Available for sale	232,975	255,453
Held to maturity	1,145	645
Restricted equity securities	3,510	3,241
Mortgage loans held for sale	4,521	6,202
Loans	1,235,504	1,207,084
Less allowance for loan losses	(15,671)	(14,911)
Loans, net	1,219,833	1,192,173
Premises and equipment, net	4,892	5,088
Accrued interest and dividends receivable	6,664	6,200
Deferred tax assets	4,357	4,872
Other real estate owned	12,344	12,525
Other assets	11,451	10,892
Total assets	$1,527,564	$1,573,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$174,068	$211,307
Interest-bearing	1,176,492	1,221,048
Total deposits	1,350,560	1,432,355
Federal funds purchased	17,350	-
Other borrowings	24,925	24,922
Trust preferred securities	30,314	15,228
Accrued interest payable	937	1,026
Other liabilities	1,444	2,344
Total liabilities	1,425,530	1,475,875
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,513,482 shares issued and outstanding	6	6
Preferred stock, par value $.001 per share; 1,000,000 shares authorized;
no shares outstanding	-	-
Additional paid-in capital	75,213	75,078
Retained earnings	24,978	20,965
Accumulated other comprehensive income	1,837	1,573
Total stockholders' equity	102,034	97,622
Total liabilities and shareholders' equity Total liabilities and stockholders' equity	$1,527,564	$1,573,497

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$16,204	$12,509
Taxable securities	1,752	1,108
Nontaxable securities	524	278
Federal funds sold	10	24
Other interest and dividends	12	18
Total interest income	18,502	13,937
Interest expense:
Deposits	2,853	4,393
Borrowed funds	743	498
Total interest expense	3,596	4,891
Net interest income	14,906	9,046
Provision for loan losses	2,712	2,460
Net interest income after provision for loan losses	12,194	6,586
Noninterest income:
Service charges on deposit accounts	572	356
Securities gains	38	-
Other operating income	522	563
Total noninterest income	1,132	919
Noninterest expenses:
Salaries and employee benefits	3,482	3,367
Equipment and occupancy expense	780	588
Professional services	200	214
Other operating expenses	2,796	2,263
Total noninterest expenses	7,258	6,432
Income before income taxes	6,068	1,073
Provision for income taxes	2,055	352
Net income	$4,013	$721

Basic earnings per share	$0.73	$0.13

Diluted earnings per share	$0.68	$0.13

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(In thousands)

	2010	2009
Net income	$4,013	$721

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $149 and $71 for 2010 and 2009, respectively	289	138
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $13	(25)	-
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $46 for 2009	-	(90)
Other comprehensive income	264	48
Comprehensive income	$4,277	$769

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2009	6	75,078	20,965	1,573	97,622
Other comprehensive income	-	-	-	264	264
Stock-based compensation expense	-	135	-	-	135
Net income	-	-	4,013	-	4,013
Balance, March 31, 2010	$6	$75,213	$24,978	$1,837	$102,034

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands) (Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$4,013	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	379	(967)
Provision for loan losses	2,712	2,460
Depreciation and amortization	270	273
Net amortization (accretion) of investments	150	(156)
Amortized gain on derivative	-	(136)
(Decrease) increase in accrued interest and dividends receivable	(463)	92
Stock compensation expense	135	195
Decrease in accrued interest payable	(89)	(130)
Proceeds from sale of mortgage loans held for sale	29,235	51,562
Originations of mortgage loans held for sale	(27,934)	(54,320)
Gain on sale of securities available for sale	(38)	-
Net loss on sale of other real estate owned	52	612
Decrease in special prepaid FDIC insurance assessments	564	-
Net change in other assets, liabilities, and other operating activities	(1,988)	(1,179)
Net cash provided by operating activities	6,998	(973)
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(17,274)	(6,972)
Proceeds from maturities, calls and paydowns of securities available for sale	10,041	4,417
Purchase of securities held to maturity	(500)	-
Increase in loans	(31,955)	(57,179)
Purchase of premises and equipment	(74)	(167)
Purchase of restricted equity securities	(269)	(582)
Proceeds from sale of securities available for sale	29,999	-
Proceeds from sale of other real estate owned and repossessions	2,172	2,926
Additions to other real estate owned	(77)	-
Net cash used in investing activities	(7,937)	(57,557)
FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(37,239)	88,644
Net (decrease) increase in interest-bearing deposits	(44,556)	1,184
Net increase in federal funds purchased	17,350	-
Proceeds from issuance of trust preferred securities	15,050	-
Proceeds from sale of stock, net	-	3,479
Net cash (used in) provided by financing activities	(49,395)	93,307

Net (decrease) increase in cash and cash equivalents	(50,334)	34,777

Cash and cash equivalents at beginning of year	76,206	72,918

Cash and cash equivalents at end of year	$25,872	$107,695

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$3,685	$5,021
Income taxes	1,560	1,365

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$380	$293
Other real estate acquired in settlement of loans	2,068	1,436

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1 - GENERAL

The accompanying condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH FLOWS

Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants, as well as the potential common stock issuable upon possible conversion of the preferred securities described in Note 10 to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Shares and Per Share Data)
Earnings Per Share
Weighted average common shares outstanding	5,513,482	5,401,914
Net income	$4,013	$721
Basic earnings per share	$0.73	$0.13

Weighted average common shares outstanding	5,513,482	5,401,914
Dilutive effects of assumed conversions and exercise of stock options and warrants	388,296	287,495
Weighted average common and dilutive potential common shares outstanding	5,901,778	5,689,409
Net income	$4,041	$721
Diluted earnings per share	$0.68	$0.13

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2010 and December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
March 31, 2010:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$60,487	$363	$(357)	$60,493
Mortgage-backed securities	107,727	2,699	(616)	109,810
State and municipal securities	58,973	1,009	(406)	59,576
Corporate debt	3,006	90	-	3,096
Total	$230,193	$4,161	$(1,379)	$232,975
Securities Held to Maturity
State and municipal securities	$1,145	$1	$(17)	$1,129
Total	$1,145	$1	$(17)	$1,129

December 31, 2009:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities Held to Maturity
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2010 and December 31, 2009, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  The Company has the ability and intent to hold its securities until such time as lost value is recovered, or the securities mature.  Further, the Company believes any deterioration in value on its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2010:
U.S. Treasury and government sponsored agencies	$(357)	$38,346	$-	$-
Mortgage-backed securities	(616)	54,235	-	-
State and municipal securities	(423)	20,232	-	-
Corporate debt	-	-	-	-
	$(1,396)	$112,813	$-	$-

December 31, 2009:
U.S. Treasury and government sponsored agencies	$(437)	$42,836	$-	$-
Mortgage-backed securities	(625)	44,993	-	-
State and municipal securities	(569)	20,479	-	-
Corporate debt	(17)	2,074	(13)	986
	$(1,648)	$110,382	$(13)	$986

At March 31, 2010, none of the Company’s 328 debt securities had been in an unrealized loss position for 12 or more months.

NOTE 5 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2010, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $135,000 and $195,000 for three months ended March 31, 2010 and 2009, respectively.

The Company’s 2005 Amended and Restated Stock Option Plan allows for the grant of stock options to purchase up to 1,025,000 shares of the Company’s common stock. The Company’s 2009 Stock Incentive Plan authorizes the grant of up to 425,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units.  Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2010	2009
Expected volatility	25.00%	20.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7 years	7 years
Risk-free rate	2.32%	1.65%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $7.43 and $6.72, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2010:
Outstanding at January 1, 2010	833,500	$15.00	6.8	$8,333
Granted	11,000	25.00	9.9	-
Exercised	-	-	-	-
Forfeited	(10,000)	15.00	6.7	-
Outstanding at March 31, 2010	834,500	15.25	6.6	$8,238

Exercisable at March 31, 2010	146,196	$12.05	5.9	$1,894

Three Months Ended March 31, 2009:
Outstanding at January 1, 2009	796,000	$14.50	7.7	$8,363
Granted	37,500	25.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2009	833,500	14.97	7.8	$8,363

Exercisable at March 31, 2009	75,264	$12.34	6.9	$953

Restricted Stock

During the first quarter 2010, 2,000 shares of restricted stock were granted to five employees for a total of 10,000 shares.  During the fourth quarter 2009, 20,000 shares of restricted stock were granted to a key executive.  The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of March 31, 2010, there was $699,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 4.7 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at March 31, 2010 and 2009 was 60,000.

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

NOTE 6 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of March 31, 2010, the Company was party to two swaps with notional amounts totaling approximately $12.1 million with customers, and two swaps with notional amounts totaling approximately $12.1 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $567,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2010 and December 31, 2009 were not material.

NOTE 7 - ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two related accounting pronouncements changing the accounting principles and disclosure requirements for securitizations and special purpose entities.  The pronouncements remove the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets and where companies have exposure to the risks related to transfers of financial assets.  The Company adopted the provisions of these pronouncements as of January 1, 2010, but neither had a material impact on the consolidated financial statements.

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 – “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated financial statements.  See Note 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements of assets measured at fair value on a recurring basis be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s consolidated financial statements.

NOTE 8 - FAIR VALUE MEASUREMENT

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value.

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

Impaired Loans- Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,608,000 and $1,877,000 during the three months ended March 31, 2010 and 2009, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $101,000 and $791,000 during the three months ended March 31, 2010 and 2009, respectively.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$232,975	$-	$232,975
Interest rate swap agreements	-	567		567
Total assets at fair value	$-	$233,542	$-	$233,542

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$567	$-	$567

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$255,453	$-	$255,453
Interest rate swap agreements	-	413		413
Total assets at fair value	$-	$255,866	$-	$255,866

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$413	$-	$413

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$14,135	$14,135
Other real estate owned	-	-	12,344	12,344
Total assets at fair value	$-	$-	$26,479	$26,479

The fair value of a financial instrument is the current amount that would be exchanged in a sale between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Current US GAAP excludes certain financial instruments and all nonfinancial instruments from its fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$25,872	$25,872	$76,206	$76,206
Investment securities available for sale	232,975	232,975	255,453	255,453
Investment securities held to maturity	1,145	1,129	645	643
Restricted equity securities	3,510	3,510	3,241	3,241
Mortgage loans held for sale	4,521	4,521	6,202	6,202
Loans, net	1,219,833	1,223,260	1,192,173	1,193,376
Accrued interest and dividends receivable	6,664	6,664	6,200	6,200
Derivative	567	567	413	413

Financial Liabilities:
Deposits	$1,350,560	$1,353,085	$1,432,355	$1,435,387
Federal funds purchased	17,350	17,350	-	-
Borrowings	24,925	25,714	24,922	25,981
Trust preferred securities	30,314	27,434	15,228	12,681
Accrued interest payable	937	937	1,026	1,026
Derivative	567	567	413	413

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

Federal funds purchased:  The carrying amounts of federal funds purchased approximate their market value.

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

NOTE 9 - SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On September 2, 2008, ServisFirst Capital Trust I, a subsidiary of the Company (the “2008 Trust”), sold 15,000 shares of its 8.5% trust preferred securities to accredited investors for $15,000,000 or $1,000 per share and 463,918 shares of its common securities to the Company for $463,918 or $1.00 per share. The 2008 Trust invested the $15,463,918 of the proceeds from such sale in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”). The Debenture bears a fixed rate of interest at 8.5% per annum and is subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company will not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless such incurrence is approved by a majority of the holders of the outstanding trust preferred securities.

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

The Company has the right at any time to terminate the 2008 Trust and cause the Debenture to be distributed to the holders of the trust preferred securities in liquidation of the Trust. This right is optional and wholly within the Company’s discretion as set forth in the Indenture.

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

NOTE 10 –	JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040

On February 9, 2010 the Company established a new Delaware statutory trust subsidiary, ServisFirst Capital Trust II (the “2010 Trust”), which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000, or $1,000 per Preferred Security on March 15, 2010. The 2010 Trust simultaneously issued 50,000 shares of its common securities to the Company for a purchase price of $50,000, or $1.00 per share, which together with the Preferred Securities, constitutes all of the issued and outstanding securities of the 2010 Trust (collectively, the “Trust Securities”).  The 2010 Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”).  The Preferred Securities were offered and sold to accredited investors in a private placement.

Holders of the Preferred Securities will be entitled to receive distributions accruing from March 15, 2010, and payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing June 15, 2010 unless the Company defers interest payments on the Subordinated Debentures.  Distributions accrue at an annual rate equal to 6.0% of the liquidation amount of $1,000 per Preferred Security.  The rate and the distribution dates for the Preferred Securities correspond to the interest rate and payment dates on the Subordinated Debentures, which constitute substantially all the assets of the 2010 Trust.  As a result, if principal or interest is not paid on the Subordinated Debentures, no corresponding amounts will be paid on the Preferred Securities.  The 2010 Trust also pays a distribution on the common securities at an annual rate of 6.0% of the purchase price of the common securities, but such payments are financially immaterial since they simply represent a return of funds to the Company.

The Subordinated Debentures are subordinate and junior in right of payment to all of the Company’s senior debt, as defined in the Indenture (as defined below); provided, however, that, while any of the Preferred Securities remain outstanding, the Company shall not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless approved by the holders of a majority of the outstanding Preferred Securities.  The Company has the right to defer payments of interest on the Subordinated Debentures from time to time, for up to 20 consecutive quarterly periods for each deferral period.  During any deferral period, the Company may not (i) pay dividends on or redeem any of its capital stock, (ii) pay principal of or interest on any debt securities ranking pari passu with or subordinate to the Subordinated Debentures or (iii) make any guaranty payments with respect to any guaranty of the debt securities of any of the Company’s subsidiaries if such guaranty ranks pari passu with or junior in right of payment to the Subordinated Debentures.

If not previously redeemed or converted into common stock of the Company, the Preferred Securities will automatically and mandatorily convert into common stock of the Company on March 15, 2013 at a conversion price of $25 per share of common stock.  In addition to such mandatory conversion, the Preferred Securities may be converted into common stock of the Company at the option of the holder at any time prior to the earliest to occur of maturity, redemption or mandatory conversion at the same conversion price.

The Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity (as defined in the Indenture), or upon earlier redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by the Company at any time in whole, but not in part, upon the occurrence of a special event, as defined in the Indenture.

The Company has the right at any time to terminate the 2010 Trust and cause the Subordinated Debentures to be distributed to the holders of the Preferred Securities in liquidation of the 2010 Trust. This right is optional and wholly within the Company’s discretion.

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

The Company has evaluated all subsequent events through April 29, 2010, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2010, and events which occurred subsequent to March 31, 2010 but were not recognized in the financial statements.  As of April 29, 2010, there were no subsequent events which required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. ServisFirst Bancshares, Inc. cautions that such forward-looking statements, wherever they occur in this press release or in other statements attributable to ServisFirst Bancshares, Inc., are necessarily estimates reflecting the judgment of ServisFirst Bancshares, Inc.’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base, possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectibility of loans and the value of collateral; the effect of natural disasters, such as hurricanes, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Overview

As of March 31, 2010, the Company had total consolidated assets of $1,527,564,000, a decrease of $45,933,000, or 2.92%, from $1,573,497,000 at December 31, 2009.  Total loans were $1,235,504,000 at March 31, 2010, up $28,420,000, or 2.35%, over $1,207,084,000 at December 31, 2009. Total deposits were $1,350,560,000 at March 31, 2010, a decrease of $81,795,000, or 5.71%, from $1,432,355,000 at December 31, 2009.

Net income for the quarter ended March 31, 2010 was $4,013,000, an increase of $3,292,000, or 456.59%, from $721,000 for the quarter ended March 31, 2009.  Basic and fully diluted earnings per common share were $.73 and $.68, respectively, for the three months ended March 31, 2010, compared with $.13 and $.13, respectively, for the same period in 2009.  This increase was primarily attributable to increased earning assets and a higher net interest margin percentage, both as a result of organic growth in our Alabama markets and the leveraging of excess liquid assets during the second half of 2009 and first quarter of 2010.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change.  Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Financial Condition

Investment Securities

Investment securities available for sale totaled $232,975,000 at March 31, 2010 and $255,453,000 at December 31, 2009.  Investment securities held to maturity totaled $1,145,000 at March 31, 2010 and $645,000 at December 31, 2009.  Approximately $30,000,000 in callable agency securities were sold during the first quarter 2010, and were partially replaced by the purchase of $15,376,000 in mortgage backed securities.  The purchased securities will increase the portfolio yield and will also provide monthly principal cash flow.

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

The following table shows the amortized cost of the Company’s investment securities by their stated maturity at March 31, 2010:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored
agencies	$-	$23,795	$31,744	$4,948	$60,487
Mortgage-backed securities	1,092	71,277	35,358	-	107,727
State and municipal securities	-	6,373	37,044	16,701	60,118
Corporate debt	-	-	1,991	1,015	3,006
	$1,092	$101,445	$106,137	$22,664	$231,338

Taxable-equivalent Yield	5.17%	3.88%	4.51%	5.58%	4.34%

All securities held are traded in liquid markets. As of March 31, 2010, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,259,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The March 31, 2010 total investment portfolio has a combined average credit rating of AA+.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $113,293,000 and $117,377,000 as of March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, we had $110,000 in federal funds sold, compared with $680,000 at December 31, 2009.

Loans

We had total loans of $1,235,504,000 at March 31, 2010, an increase of $28,420,000, or 2.35%, compared to $1,207,084,000 at December 31, 2009.  At March 31, 2010, 51% of our loans were in our Birmingham offices, 25% in our Huntsville offices, 13% in our Montgomery offices, and 11% in our Dothan office.

The following table details our loans at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In Thousands)
Commercial, financial and agricultural	$471,705	$461,088
Real estate - construction (1)	218,554	224,178
Real estate - mortgage:
Owner occupied	216,289	203,983
1-4 Family	172,083	165,512
Other	124,537	119,749
Total Real Estate Mortgage	512,909	489,244
Consumer	32,336	32,574
Total Loans	1,235,504	1,207,084
Allowance for loan losses	(15,671)	(14,911)
Total Loans, Net	$1,219,833	$1,192,173
(1) includes Owner Occupied real estate construction loans in the amount of
$9,940 and $10,045 at March 31, 2010 and December 31, 2009, respectively

Asset Quality

We establish and maintain the allowance for loan losses at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Management believes that the allowance is adequate at March 31, 2010.

A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes in impairments are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status.  At March 31, 2010, we evaluated $38,438,000 in loans for impairment, including all nonaccrual loans. As a result of such evaluation, $4,316,000 of the Company’s allowance for loan losses was specifically allocated to $18,451,000 of these loans as impairment.  During the first quarter 2010, $9,538,000 in loans received specific allocations of the allowance for loan losses for the first time.  At December 31, 2009, we evaluated $21,524,000 in loans for impairment, including all nonaccrual loans.  As a result of such evaluation, $3,082,000 of the Company’s allowance for loan losses was specifically allocated to $11,085,000 of these loans as impairment.

The following table presents a summary of changes in the allowances for loan losses for the three months ended March 31, 2010 and 2009, respectively.  The largest balance of our charge-offs is in commercial, financial and agricultural loans. These loans represent 38% of our loan portfolio at March 31, 2010.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Allowance for Loan Losses
Balance, beginning of period	$14,911	$10,602
Charge-offs:
Commercial, financial and agricultural	(847)	-
Real estate - construction	(338)	(634)
Real estate - mortgage:
Owner Occupied	(178)	(40)
1-4 family mortgage	(633)	-
Other	-	-
Total real estate mortgage	(811)	(40)
Consumer	(16)	(15)
Total charge-offs	(2,012)	(689)
Recoveries:
Commercial, financial and agricultural	56	-
Real estate - construction	-	39
Real estate - mortgage:
Owner Occupied	-	-
1-4 family mortgage	3	-
Other	-	-
Total real estate mortgage	3	-
Consumer	1	-
Total recoveries	60	39
Net charge-offs	(1,952)	(650)
Provision for loan losses charged to expense	2,712	2,460
Balance, end of period	$15,671	$12,412

As a percent of year to date average loans:
Annualized net charge-offs	0.65%	0.27%
Annualized provision for loan losses	0.90%	1.01%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. We believe the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans
	(In Thousands)		(In Thousands)		(In Thousands)
Commercial, financial and
agricultural	$4,391	38.04%	$3,058	38.20%	$2,660	34.20%
Real estate - construction	6,087	17.62%	6,295	18.57%	5,718	24.11%
Real estate - mortgage	1,184	41.73%	1,416	40.53%	492	38.71%
Consumer	79	2.61%	1	2.70%	95	2.98%
Other	3,930	-	4,141	-	3,447	-
Total	$15,671	100.00%	$14,911	100.00%	$12,412	100.00%

Non-performing Assets

It is our policy to classify loans as non-accrual when they are past due in principal or interest payments for more than 90 days or if we believe it is otherwise not reasonable to expect collection of principal and interest due under the original terms. Exceptions are allowed for 90-day past due loans when such loans are secured by real estate or negotiable collateral and are in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

Non-performing assets, comprising non-accrual loans, loans 90 days or more past due and still accruing, troubled debt restructurings and other real estate owned (“OREO”), totaled $25,173,000 at March 31, 2010, compared to $24,173,000 at December 31, 2009 and $23,256,000 at March 31, 2009. Non-accrual loans were $10,234,000 at March 31, 2010, a decrease of $1,687,000 from non-accrual loans of $11,921,000 at December 31, 2009 and a decrease of $1,380,000 from non-accrual loans of $11,614,000 at March 31, 2009.  Loans 90 days past due and still accruing totaled $1,750,000 at March 31, 2010, compared to $267,000 at December 31, 2009 and $3,036,000 at March 31, 2009.  Troubled debt restructurings totaled $845,000 at March 31, 2010, compared to $0 at December 31, 2009 and $518,000 at March 31, 2009.

A summary of nonperforming assets as of March 31, 2010, December 31, 2009 and March 31, 2009 follows:

	March 31, 2010		December 31, 2009		March 31, 2009
	(In Thousands)
Nonaccrual loans	$10,234	(1)	$11,921	(2)	$11,614
Past due 90 days and still accruing	1,750		267		3,036	(3)
Troubled debt restructures	845		-		518
All other real estate owned	12,344		12,525		8,088
Total non-performing assets	$25,173		$24,713		$23,256

(1) $1,404 of this amount represents a loan that is guaranteed by the Small Business Administration
(2) $1,785 of this amount represents a loan that is guaranteed by the U.S. Department of Agriculture
(3) $1,804 of this amount represents a loan that is guaranteed by the U.S. Department of Agriculture

At March 31, 2010, total nonperforming assets included finished and unfinished homes of $6,508,000, residential lots of $9,175,000, raw land of $2,947,000 and commercial buildings of $1,771,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is charged off. Once the property is in OREO, sales efforts begin. Should economic conditions continue to deteriorate, the continued and growing inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

Total deposits decreased $81,795,000, or 5.71%, to $1,350,560,000 at March 31, 2010 compared to $1,432,355,000 at December 31, 2009.  This decrease in deposits is a result of cyclical and seasonal decreases in balances related to our clients’ business activities.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank of Atlanta, of which $10.0 million bears interest at 2.995% per annum and is payable on March 19, 2012, and $10.0 million bears interest at 3.275% per annum and is payable on March 19, 2013.  As discussed in Note 9 to the Consolidated Financial Statements, we borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  The current book value of this borrowing is $15.3 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the Preferred Securities.  As discussed in Note 10 to the Consolidated Financial Statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010.  Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year.  As discussed in Note 11 to the Consolidated Financial Statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25% payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At March 31, 2010, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $216 million.  Additionally, the Bank had additional borrowing availability of approximately $233 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $5 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2010. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,113,276	$-	$-	$-	$-
Certificates of deposit (2)	237,284	186,848	39,909	10,527	-
FHLB borrowings	20,000	-	20,000	-	-
Subordinated debentures	30,314	-	-	-	30,314
Subordinated note payable	4,925	-	-	-	4,925
Operating lease commitments	17,901	1,769	3,630	3,739	8,763
Total	$1,423,700	$188,617	$63,539	$14,266	$44,002

(1)  Excludes interest
(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.

Capital Adequacy

In the first quarter of 2010, we formed ServisFirst Capital Trust II, which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000 on March 15, 2010.  The Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”).  The Preferred Securities were offered and sold to accredited investors in a private placement.  The Federal Reserve Board has deemed these securities to qualify as Tier 1 capital of the Company up to 25% of Tier 1 capital elements.  See Note 10 to the consolidated financial statements for further discussion of the issuance and sale of the Preferred Securities.

As of March 31, 2010, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2010.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2010, December 31, 2009, and March 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$150,793	11.90%	$101,297	8.00%	$126,621	10.00%
ServisFirst Bank	150,333	11.88%	101,230	8.00%	126,538	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	130,197	10.28%	50,649	4.00%	75,973	6.00%
ServisFirst Bank	129,737	10.25%	50,615	4.00%	75,923	6.00%
Tier 1 Capital to Average Assets:
Consolidated	130,197	8.51%	61,186	4.00%	76,482	5.00%
ServisFirst Bank	129,737	8.49%	61,153	4.00%	76,442	5.00%

As of December 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$130,882	10.48%	$99,903	8.00%	$124,879	10.00%
ServisFirst Bank	130,426	10.45%	99,851	8.00%	124,814	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	111,049	8.89%	49,952	4.00%	74,927	6.00%
ServisFirst Bank	110,593	8.86%	49,926	4.00%	74,888	6.00%
Tier 1 Capital to Average Assets:
Consolidated	111,049	6.97%	63,737	4.00%	79,672	5.00%
ServisFirst Bank	110,593	6.94%	63,737	4.00%	79,672	5.00%

As of March 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$117,628	11.21%	$83,945	8.00%	$104,931	10.00%
ServisFirst Bank	116,386	11.10%	83,890	8.00%	104,862	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	105,216	10.03%	41,972	4.00%	62,958	6.00%
ServisFirst Bank	103,974	9.92%	41,945	4.00%	62,917	6.00%
Tier 1 Capital to Average Assets:
Consolidated	105,216	8.84%	47,619	4.00%	59,524	5.00%
ServisFirst Bank	103,974	8.74%	47,589	4.00%	59,486	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2010 are as follows:

(In Thousands)
Commitments to extend credit	$495,990
Credit card arrangements	20,265
Standby letters of credit	39,038
$555,293

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

Results of Operations

Summary of Net Income

Net income for the three months ended March 31, 2010 was $4,013,000, compared to net income of $721,000 for the three months ended March 31, 2009.  The increase in net income was primarily attributable to increased net interest income as a result of growth in earning assets and increased spreads between yields on assets and rates paid on deposits.  Further discussion of these changes is included under the topic “Net Interest Income” below.  The provision for loan losses increased $252,000, to $2,712,000, for the three months ended March 31, 2010 compared to the same period in 2009.  Noninterest expenses increased $826,000, to $7,258,000, for the three months ended March 31, 2010 compared to the same period in 2009.  The increase in provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and an increase in impaired loans.  The increase in operating expenses was the result of the relocation of our headquarters (in the third quarter of 2009) into a new building having higher rental rates, higher data processing expenses as a result of increased numbers of accounts and transactions, and higher FDIC insurance assessments.  Noninterest income increased $213,000, to $1,132,000, for the three months ended March 31, 2010 compared to the same period in 2009.  Basic and diluted net income per common share were $.73 and $.68, respectively, for the three months ended March 31, 2010, compared to $.13 and $.13, respectively, for the same period in 2009.  Return on average assets and return on average equity for the three months ended March 31, 2010 were 1.06% and 16.24%, respectively, compared to 0.25% and 3.27% in 2009.

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

Taxable-equivalent net interest income increased $5,970,000, or 65.12%, to $15,137,000 for the three months ended March 31, 2010 compared to $9,167,000 in 2009.  This increase was primarily attributable to growth in earning assets and higher spreads between yields on earning assets and rates paid on deposits.  The taxable-equivalent yield on interest-earning assets increased to 5.13% for the three months ended March 31, 2010 from 4.92% for the same period in 2009.  The yield on loans for the three months ended March 31, 2010 was 5.37% compared to 5.08% for the same period in 2009.  Loan fees included in the yield calculation increased from $136,000 in 2009 to $187,000 in 2010.  The cost of total interest-bearing liabilities decreased to 1.17% for the three months ended March 31, 2010 from 2.01% for the same period in 2009.  This decrease in rates paid on liabilities was partially offset by the issuance of the Company’s 8.25% subordinated note payable in June 2009, as further discussed in Note 11 to the financial statements.

The following tables show, for the three months ended March 31, 2010 and 2009, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable-equivalent basis if applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(dollars in thousands)

	2010			2009
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,220,293	$16,170	5.37%	$992,470	$12,432	5.08%
Mortgage loans held for sale	3,322	34	4.15	7,252	77	4.31
Investment securities:
Taxable	188,729	1,750	3.76	73,787	1,108	6.09
Tax-exempt (2)	53,826	754	5.68	28,340	399	5.71
Total investment securities (3)	242,555	2,504	4.19	102,127	1,507	5.98
Federal funds sold	3,496	2	0.23	34,457	24	0.28
Restricted equity securities	3,748	12	1.30	2,672	-	-
Interest-bearing balances with banks	8,052	10	0.50	19,479	18	0.37
Total interest-earning assets	$1,481,466	$18,732	5.13%	$1,158,457	$14,058	4.92%
Noninterest-earning assets:
Cash and due from banks	22,191			18,669
Net fixed assets and equipment	5,242			3,865
Allowance for loan losses, accrued
interest and other assets	20,740			9,483
Total assets	$1,529,639			$1,190,474

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$223,780	$308	0.56%	$143,743	$500	1.41%
Savings deposits	1,898	2	0.43	852	1	0.48
Money market accounts	706,415	1,297	0.74	629,453	2,543	1.64
Time deposits	251,599	1,246	2.01	178,203	1,349	3.07
Fed funds purchased	18,720	29	0.63	-	-	-
Other borrowings	42,679	714	6.78	35,104	498	5.75
Total interest-bearing liabilities	$1,245,091	$3,596	1.17	$987,355	$4,891	2.01
Noninterest-bearing liabilities:
Noninterest-bearing demand
deposits	180,724			111,806
Other liabilites	3,589			1,990
Stockholders' equity	98,123			88,019
Unrealized gains on
securities and derivatives	2,112			1,304
Total liabilities and
stockholders' equity	$1,529,639			$1,190,474
Net interest spread			3.96%			2.91%
Net interest margin			4.14%			3.21%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $187,000 and $136,000 are included in interest income in 2010 and 2009, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains of $2,783,000 and $1,760,000 are excluded from the yield calculation in 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010 Compared to 2009 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	2,986	752	3,738
Mortgages held for sale	(40)	(3)	(43)
Investment securities:
Securities - taxable	1,196	(554)	642
Securities - non taxable	357	(2)	355
Federal funds sold	(19)	(3)	(22)
Restricted equity securities	-	12	12
Interest-bearing balances with banks	(13)	5	(8)
Total interest-earning assets	4,467	207	4,674

Interest-bearing liabilities:
Interest-bearing demand deposits	197	(389)	(192)
Savings	1	-	1
Money market accounts	280	(1,526)	(1,246)
Time deposits	452	(554)	(102)
Fed funds purchased	29	-	29
Other borrowed funds	117	98	215
Total interest-bearing liabilities	1,076	(2,371)	(1,295)
Increase in net interest income	3,391	2,578	5,969

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

The provision for loan losses was $2,712,000 for the three months ended March 31, 2010, an increase of $252,000 over $2,460,000 for the three months ended March 31, 2009.  Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased slightly to $12,829,000, or 1.04% of total loans, at March 31, 2010 from $12,188,000, or 1.01% of total loans, at December 31, 2009, and decreased from $15,168,000, or 1.48% of total loans, at March 31, 2009.  Impaired loans increased to $38,438,000, or 3.11% of total loans at March 31, 2010 compared to $21,524,000, or 1.78% of total loans at December 31, 2009 and $22,142,000, or 2.16% of total loans at March 31, 2009.  The allowance for loan losses totaled $15,671,000, or 1.27% of loans, net of unearned income, at March 31, 2010, compared to $14,911,000, or 1.24% of loans, net of unearned income, at December 31, 2009 and $12,412,000, or 1.21% of loans, net of unearned income, at March 31, 2009.

Noninterest Income

Noninterest income totaled $1,132,000 for the three months ended March 31, 2010, an increase of $213,000, or 23.18%, compared to the same period in 2009.  This increase was primarily attributable to an increase in customer service charges and fees.  Income from customer service charges and fees for the three months ended March 31, 2010 increased $216,000, or 60.67%, to $572,000 from $356,000 for the same period in 2009.  The increase is primarily due to an increase in account analysis charges from 2009 to 2010.  Income from mortgage banking operations for the three months ended March 31, 2010 was $414,000, a decrease of $105,000, or 20.23%, from $519,000 for the same period in 2009.    Merchant service fees were $101,000 for the three months ended March 31, 2010, a decrease of $48,000, or 32.21%, compared to $149,000 for the same period in 2009.

Noninterest Expense

Noninterest expense totaled $7,258,000 for the three months ended March 31, 2010, an increase of $826,000, or 12.84%, compared to $6,432,000 in 2009.  The increase was primarily attributable to increased occupancy and data processing expense, and higher FDIC assessments, but was offset by a significant decrease in expenses related to OREO.  Occupancy expense increased $192,000, or 32.65%, to $780,000 for the three months ended March 31, 2010 from $588,000 for the same period in 2009.  Most of this increase was the result of moving our headquarters and main banking office into a new building in July 2009, which increased our rent expense.  Data processing expenses increased $103,000, or 27.22%, to $482,000 for the three months ended March 31, 2010 from $379,000 for the same period in 2009.  This increase is the result of increased number of accounts and higher transaction volumes.  Our FDIC assessment for the three months ended March 31, 2010 was $634,000, an increase of $453,000, or 250.32%, from $181,000 in assessments during the same period in 2009.  Salaries and employee benefits increased $115,000, or 3.42%, to $3,482,000 for the three months ended March 31, 2010 compared to $3,367,000 for the same period in 2009.  This increase is primarily the result of merit increases in compensation.  Our employee base was relatively unchanged, totaling 154 at March 31, 2010 compared to 153 at March 31, 2009.  Expenses related to OREO decreased significantly to $305,000 for the three months ended March 31, 2010, from $897,000 for the same period in 2009.  This represents a $592,000, or 66.00%, decrease.

Income Tax Expense

Income tax expense was $2,055,000 for the three months ended March 31, 2010 versus $352,000 for the same period in 2009. Our effective tax rate for the three months ended March 31, 2010 was 33.87% compared to 32.81% for the same period in 2009.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2010. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  As disclosed in that report, during the first quarter of 2010, we discovered a material weakness in our internal control over financial reporting relating to the treatment in our financial statements of the Federal Deposit Insurance Corporation’s special three-year prepaid premium assessment for the year ended December 31, 2009.  We corrected this material weakness prior to the filing of our Annual Report on Form 10-K, and we have changes to our internal control over financial reporting that we believe appropriate to ensure that similar changes in FDIC assessments and prepayments are accurately reported.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information required by this Item has previously been reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

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

SERVISFIRST BANCSHARES, INC.

Date: April 30, 2010	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: April 30, 2010	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer