Form 10-Q
period 2010-06-30
ServisFirst Bancshares, Inc.
filed 2010-08-03
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

   Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 30, 2010
Common stock, $.001 par value	5,513,482

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 5.	Other Information	39
Item 6.	Exhibits	39

EX-31.01 SECTION 302, CERTIFICATION OF THE CEO
EX-31.02 SECTION 302, CERTIFICATION OF THE CFO
EX-31.01 SECTION 906, CERTIFICATION OF THE CEO
EX-31.01 SECTION 906, CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS JUNE 30, 2010 AND DECEMBER 31, 2009
(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,570	$26,982
Interest-bearing balances due from depository institutions	100,532	48,544
Federal funds sold	148	680
Cash and cash equivalents	127,250	76,206
Debt securities:
Available for sale	234,808	255,453
Held to maturity	1,659	645
Restricted equity securities	3,510	3,241
Mortgage loans held for sale	4,462	6,202
Loans	1,288,410	1,207,084
Less allowance for loan losses	(15,713)	(14,737)
Loans, net	1,272,697	1,192,347
Premises and equipment, net	4,701	5,088
Accrued interest and dividends receivable	6,144	6,200
Deferred tax assets	4,104	4,872
Other real estate owned	10,773	12,525
Other assets	11,776	10,718
Total assets	$1,681,884	$1,573,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$188,657	$211,307
Interest-bearing	1,326,247	1,221,048
Total deposits	1,514,904	1,432,355
Other borrowings	24,929	24,922
Trust preferred securities	30,349	15,228
Accrued interest payable	887	1,026
Other liabilities	1,769	2,344
Total liabilities	1,572,838	1,475,875
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,513,482 shares issued and outstanding	6	6
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	75,392	75,078
Retained earnings	28,999	20,965
Accumulated other comprehensive income	4,649	1,573
Total stockholders' equity	109,046	97,622
Total liabilities and shareholders' equity	$1,681,884	$1,573,497

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$16,750	$13,583	$32,954	$26,092
Taxable securities	1,670	1,004	3,422	2,111
Nontaxable securities	544	343	1,068	620
Federal funds sold	16	47	18	69
Other interest and dividends	16	2	36	43
Total interest income	18,996	14,979	37,498	28,935
Interest expense:
Deposits	2,829	3,967	5,682	8,360
Borrowed funds	859	511	1,602	1,029
Total interest expense	3,688	4,478	7,284	9,389
Net interest income	15,308	10,501	30,214	19,546
Provision for loan losses	2,537	2,608	5,075	5,068
Net interest income after provision for loan losses	12,771	7,893	25,139	14,478
Noninterest income:
Service charges on deposit accounts	588	376	1,154	732
Securities gains	15	-	53	-
Other operating income	401	906	929	1,470
Total noninterest income	1,004	1,282	2,136	2,202
Noninterest expenses:
Salaries and employee benefits	3,147	3,590	6,629	6,956
Equipment and occupancy expense	774	622	1,554	1,210
Professional services	205	216	405	429
Other operating expenses	3,435	2,454	6,405	4,720
Total noninterest expenses	7,561	6,882	14,993	13,315
Income before income taxes	6,214	2,293	12,282	3,365
Provision for income taxes	2,193	734	4,248	1,086
Net income	$4,021	$1,559	$8,034	$2,279

Basic earnings per share	$0.73	$0.28	$1.46	$0.42

Diluted earnings per share	$0.65	$0.27	$1.33	$0.40

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,021	$1,559	$8,034	$2,279

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax (benefit) of $1,557 and $1,693 for the three and six months ended June 30, 2010, respectively, and $(45) and $26 for the three and six months ended June 30, 2009	2,821	(88)	3,110	50
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $6 and $19 for the three and six months ended June 30, 2010, respectively	(9)	-	(34)	-
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $46 and $93 for the three and six months ended June 30, 2009	-	(90)	-	(180)
Other comprehensive income (loss), net of tax	2,812	(178)	3,076	(130)
Comprehensive income	$6,833	$1,381	$11,110	$2,149

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2009	6	75,078	20,965	1,573	97,622
Other comprehensive income	-	-	-	3,076	3,076
Stock-based compensation expense	-	314	-	-	314
Net income	-	-	8,034	-	8,034
Balance, June 30, 2010	$6	$75,392	$28,999	$4,649	$109,046

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands) (Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$8,034	$2,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(925)	(1,109)
Provision for loan losses	5,075	5,068
Depreciation and amortization	537	552
Net amortization (accretion) of investments	331	(248)
Amortized gain on derivative	-	(272)
Decrease (increase) in accrued interest and dividends receivable	56	(86)
Stock compensation expense	314	395
Decrease in accrued interest payable	(139)	(209)
Proceeds from sale of mortgage loans held for sale	60,934	117,090
Originations of mortgage loans held for sale	(59,981)	(123,654)
Gain on sale of securities available for sale	(53)	-
Net loss on sale of other real estate owned	175	683
Decrease in special prepaid FDIC insurance assessments	1,462	-
Net change in other assets, liabilities, and other operating activities	(2,703)	(730)
Net cash provided by (used in) operating activities	13,117	(241)
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(20,865)	(18,351)
Proceeds from maturities, calls and paydowns of securities available for sale	16,002	9,199
Purchase of securities held to maturity	(1,014)	-
Increase in loans	(88,814)	(147,290)
Purchase of premises and equipment	(150)	(1,021)
Purchase of restricted equity securities	(269)	(582)
Proceeds from sale of securities available for sale	29,999	-
Proceeds from sale of other real estate owned and repossessions	5,514	4,191
Additions to other real estate owned	(75)	-
Net cash used in investing activities	(59,672)	(153,854)
FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(22,650)	17,710
Net increase in interest-bearing deposits	105,199	151,456
Proceeds from issuance of trust preferred securities	15,050	-
Proceeds from other borrowings	-	5,000
Proceeds from sale of stock, net	-	3,479
Net cash provided by financing activities	97,599	177,645

Net increase in cash and cash equivalents	51,044	23,550

Cash and cash equivalents at beginning of year	76,206	72,918
Cash and cash equivalents at end of year	$127,250	$96,468

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$7,423	$9,578
Income taxes	5,058	2,310

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$787	$1,861
Other real estate acquired in settlement of loans	4,671	3,811

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Certain reclassifications have been made in the December 31, 2009 Consolidated Balance Sheet to conform to classifications used in 2010.  There was no affect on total assets, liabilities or stockholders’ equity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Shares and Per Share Data)
Earnings Per Share
Weighted average common shares outstanding	5,513,482	5,513,482	5,513,482	5,458,006
Net income	$4,021	$1,559	$8,034	$2,279
Basic earnings per share	$0.73	$0.28	$1.46	$0.42

Weighted average common shares outstanding	5,513,482	5,513,482	5,513,482	5,458,006
Dilutive effects of assumed conversions and exercise of stock options, warrants, and convertible debt	886,447	296,173	646,359	292,521
Weighted average common and dilutive potential common shares outstanding	6,399,929	5,809,655	6,159,841	5,750,527
Net income	$4,021	$1,559	$8,034	$2,279
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	148	-	172	-
Net income, adjusted for effect of debt conversion	$4,169	$1,559	$8,206	$2,279
Diluted earnings per share	$0.65	$0.27	$1.33	$0.40

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
June 30, 2010:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$60,157	$1,873	$-	$62,030
Mortgage-backed securities	102,360	4,143	-	106,503
State and municipal securities	63,130	1,324	(278)	64,176
Corporate debt	2,008	91	-	2,099
Total	$227,655	$7,431	$(278)	$234,808
Securities Held to Maturity
State and municipal securities	$1,659	$18	$(4)	$1,673
Total	$1,659	$18	$(4)	$1,673

December 31, 2009:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities Held to Maturity
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2010 and December 31, 2009, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  The Company has the ability and intent to hold its securities until such time as lost value is recovered, or the securities mature.  Further, the Company believes any deterioration in value on its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2010:
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-
State and municipal securities	(282)	15,272	-	-
Corporate debt	-	-	-	-
	$(282)	$15,272	$-	$-

December 31, 2009:
U.S. Treasury and government sponsored agencies	$(437)	$42,836	$-	$-
Mortgage-backed securities	(625)	44,993	-	-
State and municipal securities	(569)	20,479	-	-
Corporate debt	(17)	2,074	(13)	986
	$(1,648)	$110,382	$(13)	$986

At June 30, 2010, none of the Company’s 348 debt securities had been in an unrealized loss position for 12 or more months.

NOTE 5 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2010, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $180,000 and $314,000 for the three and six months ended June 30, 2010 and $199,000 and $395,000 for three and six months ended June 30, 2009, respectively.

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

	2010	2009
Expected volatility	25.00%	20.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7 years	7 years
Risk-free rate	2.32%	1.65%

The following table summarizes stock option activity during the six months ended June 30, 2010 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Six Months Ended June 30, 2010:
Outstanding at January 1, 2010	833,500	$15.00	6.8	$8,333
Granted	11,000	25.00	9.6	-
Exercised	-	-	-	-
Forfeited	(10,000)	15.00	6.7	-
Outstanding at June 30, 2010	834,500	15.13	6.4	$8,238

Exercisable at June 30, 2010	249,696	$11.33	5.5	$3,413

Six Months Ended June 30, 2009:
Outstanding at January 1, 2009	796,000	$14.50	7.7	$8,363
Granted	37,500	25.00	9.8	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2009	833,500	14.97	7.8	$8,363

Exercisable at June 30, 2009	121,264	$11.73	6.6	$1,609

Restricted Stock

During the first quarter of 2010, 10,000 shares of restricted stock were granted employees.  During the fourth quarter of 2009, 20,000 shares of restricted stock were granted to a key executive.  The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of June 30, 2010, there was $674,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 4.4 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at June 30, 2010 and 2009 was 60,000.

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

NOTE 6 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of June 30, 2010, the Company was party to two swaps with notional amounts totaling approximately $12.0 million with customers, and two swaps with notional amounts totaling approximately $12.0 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $885,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2010 and December 31, 2009 were not material.

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

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 – “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended June 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated financial statements.  See Note 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements of assets measured at fair value on a recurring basis be presented on a gross basis rather than as a net number, as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending June 30, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s consolidated financial statements.

During February 2010, the FASB updated ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that issuers filing periodic reports with the Securities and Exchange Commission (“SEC filers”) no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

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

Impaired Loans- Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,244,000 and $3,852,000 during the three and six months ended June 30, 2010, respectively, and $1,456,000 and $3,333,000 for the three and six months ended June 30, 2009, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $558,000 and $659,000 during the three and six months ended June 30, 2010, respectively, and $176,000 and $967,000 during the three and six months ended June 30, 2009.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$234,808	$-	$234,808
Interest rate swap agreements	-	885		885
Total assets at fair value	$-	$235,693	$-	$235,693

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$885	$-	$885

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$255,453	$-	$255,453
Interest rate swap agreements	-	413		413
Total assets at fair value	$-	$255,866	$-	$255,866

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$413	$-	$413

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2010:

		Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$11,930	$11,930
Other real estate owned	-	-	10,773	10,773
Total assets at fair value	$-	$-	$22,703	$22,703

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$8,003	$8,003
Other real estate owned	-	-	12,525	12,525
Total assets at fair value	$-	$-	$20,528	$20,528

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

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$127,250	$127,250	$76,206	$76,206
Investment securities available for sale	234,808	234,808	255,453	255,453
Investment securities held to maturity	1,659	1,673	645	643
Restricted equity securities	3,510	3,510	3,241	3,241
Mortgage loans held for sale	4,462	4,462	6,202	6,202
Loans, net	1,272,697	1,276,049	1,192,347	1,193,202
Accrued interest and dividends receivable	6,144	6,144	6,200	6,200
Derivative	885	885	413	413

Financial Liabilities:
Deposits	$1,514,904	$1,517,143	$1,432,355	$1,435,387
Borrowings	24,929	25,768	24,922	25,981
Trust preferred securities	30,349	27,136	15,228	12,681
Accrued interest payable	887	887	1,026	1,026
Derivative	885	885	413	413

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

Deposits:  The fair values of demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009.

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

Overview

As of June 30, 2010, the Company had total consolidated assets of $1,681,884,000, an increase of $108,387,000, or 6.89%, over $1,573,497,000 at December 31, 2009.  Total loans were $1,288,410,000 at June 30, 2010, an $81,326,000, or 6.74%, increase over $1,207,084,000 at December 31, 2009. Total deposits were $1,514,904,000 at June 30, 2010, an increase of $82,549,000, or 5.76%, over $1,432,355,000 at December 31, 2009.

Net income for the quarter ended June 30, 2010 was $4,021,000, an increase of $2,462,000, or 157.92%, from $1,559,000 for the quarter ended June 30, 2009.  Basic and fully diluted earnings per common share were $.73 and $.65, respectively, for the three months ended June 30, 2010, compared with $.28 and $.27, respectively, for the same period in 2009.  This increase was primarily attributable to a higher net interest margin and an improved efficiency ratio, both of which are explained in detail under the captions “Net Interest Income” and “Noninterest Expense”, respectively, below.

Net income for the six months ended June 30, 2010 was $8,034,000, an increase of $5,755,000, or 252.52%, from $2,279,000 for the six months ended June 30, 2009.  Basic and fully diluted earnings per share were $1.46 and $1.33, respectively, for the six months ended June 30, 2010, compared with $.42 and $.40, respectively for the same period in 2009. Again, this increase was primarily attributable to a higher net interest margin and an improved efficiency ratio, as explained below.

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

Financial Condition

Investment Securities

Investment securities available for sale totaled $234,808,000 at June 30, 2010 and $255,453,000 at December 31, 2009.  Investment securities held to maturity totaled $1,659,000 at June 30, 2010 and $645,000 at December 31, 2009.  Approximately $32,807,000 in callable agency securities were sold or called during the first half of 2010, and were partially replaced by the purchase of $16,386,000 in mortgage backed securities and $5,492,000 in municipal debt securities.  The purchased securities will increase the portfolio yield and will also provide monthly principal cash flow.

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

The following table shows the amortized cost of the Company’s investment securities by their stated maturity at June 30, 2010:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$-	$27,697	$22,598	$9,862	$60,157
Mortgage-backed securities	-	1,514	19,357	81,489	102,360
State and municipal securities	165	6,018	42,347	16,259	64,789
Corporate debt	-	-	2,008	-	2,008
	$165	$35,229	$86,310	$107,610	$229,314

Taxable-equivalent Yield	6.96%	2.76%	4.82%	4.42%	4.32%

All securities held are traded in liquid markets. As of June 30, 2010, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,260,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The June 30, 2010 total investment portfolio has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $110,468,000 and $117,377,000 as of June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, we had $148,000 in federal funds sold, compared with $680,000 at December 31, 2009.

Loans

We had total loans of $1,288,410,000 at June 30, 2010, an increase of $81,326,000, or 6.74%, compared to $1,207,084,000 at December 31, 2009.  At June 30, 2010, 51% of our loans were in our Birmingham offices, 24% in our Huntsville offices, 13% in our Montgomery offices, and 12% in our Dothan office.

The following table details our loans at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In Thousands)
Commercial, financial and agricultural	$492,114	$461,088
Real estate - construction (1)	218,479	224,178
Real estate - mortgage:
Owner occupied	230,937	203,983
1-4 Family	185,146	165,512
Other	125,230	119,749
Total Real Estate Mortgage	541,313	489,244
Consumer	36,504	32,574
Total Loans	1,288,410	1,207,084
Allowance for loan losses	(15,713)	(14,737)
Total Loans, Net	$1,272,697	$1,192,347

(1)	includes Owner Occupied real estate construction loans in the amount of $7,965 and $10,045 at June 30, 2010 and December 31, 2009, respectively

Asset Quality

We establish and maintain the allowance for loan losses at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Management believes that the allowance is adequate at June 30, 2010.

A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes in impairments are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status.  At June 30, 2010, we had $51,192,000 in impaired loans, including all non-accrual loans. $3,389,000 of the Company’s allowance for loan losses was specifically allocated to $15,319,000 of these loans.  The increase in impaired loans at June 30, 2010 relates to management’s determination to increase the number of loans evaluated on a loan-by-loan basis to encompass all loans classified as substandard or below (see “Provision for Loan Losses” below), coupled with prevailing economic conditions.

The following table presents a summary of changes in the allowances for loan losses for the three and six months ended June 30, 2010 and 2009, respectively.  The largest balance of our charge-offs during the three and six months ended June 30, 2010, $1,586,000 and $1,924,000, respectively, were in real estate construction loans.  $1,515,000 of the charge-offs in real estate construction loans during the three months ended June 30, 2010 were of residential lot development loans.  Real estate construction loans represent 16.96% of our loan portfolio at June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Allowance for Loan Losses
Balance, beginning of period	$15,323	$12,412	$14,737	$10,602
Charge-offs:
Commercial, financial and agricultural	(166)	(808)	(1,013)	(808)
Real estate - construction	(1,586)	(574)	(1,924)	(1,208)
Real estate - mortgage:
Owner Occupied	(370)	-	(548)	-
1-4 family mortgage	(61)	-	(694)	(40)
Other	-	-	-	-
Total real estate mortgage	(431)	-	(1,242)	(40)
Consumer	(58)	(71)	(74)	(86)
Total charge-offs	(2,241)	(1,453)	(4,253)	(2,142)
Recoveries:
Commercial, financial and agricultural	38	-	94	-
Real estate - construction	44	-	44	39
Real estate - mortgage:
Owner Occupied	12	-	12	-
1-4 family mortgage	-	-	3	-
Other	-	-	-	-
Total real estate mortgage	12	-	15	-
Consumer	-	-	1	-
Total recoveries	94	-	154	39
Net charge-offs	(2,147)	(1,453)	(4,099)	(2,103)
Provision for loan losses charged to expense	2,537	2,608	5,075	5,068
Balance, end of period	$15,713	$13,567	$15,713	$13,567

As a percent of year to date average loans:
Annualized net charge-offs	0.69%	0.55%	0.67%	0.41%
Annualized provision for loan losses	0.81%	0.98%	0.83%	0.99%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. We believe the comprehensive allowance analysis performed by our credit administration group is in compliance with all current regulatory guidelines.

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans
	(In Thousands)		(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$4,593	38.20%	$3,058	38.20%	$3,537	37.57%
Real estate - construction	5,875	16.96%	6,295	18.57%	5,708	22.83%
Real estate - mortgage	848	42.01%	1,242	40.53%	514	36.96%
Consumer	87	2.83%	1	2.70%	35	2.64%
Other	4,310	-	4,141	-	3,773	-
Total	$15,713	100.00%	$14,737	100.00%	$13,567	100.00%

Nonperforming Assets

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

Nonperforming assets, comprising non-accrual loans, loans 90 days or more past due and still accruing, other real estate owned (“OREO”), and troubled debt restructurings in which the loan was not current when the terms were restructured totaled $18,811,000 at June 30, 2010, compared to $24,713,000 at December 31, 2009 and $24,482,000 at June 30, 2009. Non-accrual loans were $7,866,000 at June 30, 2010, a decrease of $4,055,000 from non-accrual loans of $11,921,000 at December 31, 2009 and a decrease of $6,748,000 from non-accrual loans of $14,614,000 at June 30, 2009.  Loans 90 days past due and still accruing totaled $172,000 at June 30, 2010, compared to $267,000 at December 31, 2009 and $111,000 at June 30, 2009.  There was one troubled debt restructured loan for $518,000 at June 30, 2009.

A summary of nonperforming assets as of June 30, 2010, December 31, 2009 and June 30, 2009 follows:

	June 30, 2010	December 31, 2009		June 30, 2009
	(In Thousands)
Nonaccrual loans	$7,866	$11,921	(1)	$14,614	(1)
Past due 90 days and still accruing	172	267		111
All other real estate owned	10,773	12,525		9,239
Troubled debt restructures	-	-		518
Total non-performing assets	$18,811	$24,713		$24,482

(1) $1,785 of this amount represents a loan that is guaranteed by the U.S. Department of Agriculture

At June 30, 2010, we had one troubled debt restructure that was current at the time it was restructured, and is performing under the terms of the restructured agreement at this time.  This loan has a carrying value of $660,000.

The decrease in non-accrual loans from December 31, 2009 to June 30, 2010 was the result of a combination of loans being foreclosed and transferred to OREO, loans being paid off, and one loan, based on being brought current, being put back on accruing status.  The decrease in OREO from December 31, 2009 to June 30, 2010 was the result of sales exceeding amounts transferred, and, to a lesser extent, write-downs in the value of OREO.

At June 30, 2010, total nonperforming assets included finished and unfinished homes of $3,576,000, residential lots of $7,622,000, raw land of $5,548,000 and commercial buildings of $1,386,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property.

Deposits

Total deposits increased $82,549,000, or 5.76%, to $1,514,904,000 at June 30, 2010 compared to $1,432,355,000 at December 31, 2009.  This increase in deposits is a result of organic growth within our Montgomery and Dothan, Alabama markets.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in all of our markets.

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

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At June 30, 2010, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $290 million.  Additionally, the Bank had additional borrowing availability of approximately $269 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $3 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2010. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,269,318	$-	$-	$-	$-
Certificates of deposit (2)	245,586	193,403	40,645	11,538	-
FHLB borrowings	20,000	-	20,000	-	-
Subordinated debentures	30,349	-	-	-	30,349
Subordinated note payable	4,929	-	-	-	4,929
Operating lease commitments	17,542	1,784	3,642	3,765	8,351
Total	$1,587,724	$195,187	$64,287	$15,303	$43,629

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

As of June 30, 2010, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2010.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2010, December 31, 2009, and June 30, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)		(In Thousands)		(In Thousands)
As of June 30, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$155,039	11.80%	$105,221	8.00%	$131,527	10.00%
ServisFirst Bank	154,786	11.78%	105,165	8.00%	131,457	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	134,397	10.23%	52,611	4.00%	78,916	6.00%
ServisFirst Bank	134,144	10.21%	52,583	4.00%	78,874	6.00%
Tier 1 Capital to Average Assets:
Consolidated	134,397	8.48%	63,423	4.00%	79,279	5.00%
ServisFirst Bank	134,144	8.46%	63,409	4.00%	79,262	5.00%

As of December 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$130,708	10.47%	$99,903	8.00%	$124,879	10.00%
ServisFirst Bank	130,252	10.44%	99,851	8.00%	124,814	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	111,049	8.89%	49,952	4.00%	74,927	6.00%
ServisFirst Bank	110,593	8.86%	49,926	4.00%	74,888	6.00%
Tier 1 Capital to Average Assets:
Consolidated	111,049	6.97%	63,767	4.00%	79,709	5.00%
ServisFirst Bank	110,593	6.94%	63,737	4.00%	79,672	5.00%

As of June 30, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$120,627	10.74%	$89,836	8.00%	$112,295	10.00%
ServisFirst Bank	124,566	11.10%	89,781	8.00%	112,226	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	107,060	9.53%	44,918	4.00%	67,377	6.00%
ServisFirst Bank	106,084	9.45%	44,890	4.00%	67,335	6.00%
Tier 1 Capital to Average Assets:
Consolidated	107,060	8.29%	51,635	4.00%	64,544	5.00%
ServisFirst Bank	106,084	8.22%	51,605	4.00%	64,506	5.00%

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

Financial instruments whose contract amounts represent credit risk at June 30, 2010 are as follows:

(In Thousands)
Commitments to extend credit	$515,559
Credit card arrangements	22,538
Standby letters of credit	40,495
$578,592

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

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2010 was $4,021,000, compared to net income of $1,559,000 for the three months ended June 30, 2009.  Net income for the six months ended June 30, 2010 was $8,034,000, compared to net income of $2,279,000 for the six months ended June 30, 2009.  The increase in net income was primarily attributable to a higher net interest margin and an improved efficiency ratio.  Net interest income for the three months ended June 30, 2010 increased to $15,308,000, or 45.78%, compared to $10,501,000 for the same period in 2009.  Net interest income for the six months ended June 30, 2010 increased to $30,214,000, or 54.58%, compared to $19,546,000 for the same period in 2009.  Operating expenses for the three months ended June 30, 2010 increased to $7,561,000, or 9.87%, compared to $6,882,000 in 2009, and for the six months ended June 30, 2010 increased to $14,993,000, or 12.60%, compared to $13,315,000 in 2009.  The provision for loan losses decreased $71,000 to $2,537,000 for the three months ended June 30, 2010 compared to the same period in 2009, and increased $7,000 to $5,075,000 for the six months ended June 30, 2010 compared to the same period in 2009.  Noninterest income decreased $278,000 to $1,004,000 for the three months ended June 30, 2010 compared to the same period in 2009, and decreased $66,000 to $2,136,000 for the six months ended June 30, 2010 compared to the same period in 2009.  Basic and diluted net income per common share were $.73 and $.65, respectively, for the three months ended June 30, 2010, compared to $.28 and $.27, respectively, for the same period in 2009.  Basic and diluted net income per common share were $1.46 and $1.33, respectively, for the six months ended June 30, 2010, compared to $.42 and $.40, respectively, for the same period in 2009.  Return on average assets for the three and six months ended June 30, 2010 was 1.02% and 1.04%, respectively, compared to 0.48% and 0.37% in 2009, and return on average stockholders’ equity for the three and six months ended June 30, 2010 was 15.34% and 15.77%, respectively, compared to 6.77% and 5.10% in 2009.

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

Taxable-equivalent net interest income increased $4,888,000, or 45.89%, to $15,539,000 for the three months ended June 30, 2010 compared to $10,651,000 in 2009, and increased $10,888,000, or 54.94%, to $30,705,000 for the six months ended June 30, 2010 compared to $19,817,000 in 2009.  These increases were primarily attributable to growth in interest-earning assets and lower rates on interest-bearing deposits.  The taxable-equivalent yield on interest-earning assets increased to 5.04% for the three months ended June 30, 2010 from 4.81% for the same period in 2009, and increased to 5.09% for the six months ended June 30, 2010 from 4.87% for the same period in 2009.  The yield on loans for the three months ended June 30, 2010 was 5.33% compared to 5.08% for the same period in 2009, and was 5.36% compared to 5.08% for the six months ended June 30, 2010 and 2009, respectively.  Loan fees included in the yield calculation increased to $211,000 for the three months ended June 30, 2010 from $172,000 for the same period in 2009, and increased to $398,000 for the six months ended June 30, 2010 from $308,000 for the same period in 2009.  The cost of total interest-bearing liabilities decreased to 1.16% for the three months ended June 30, 2010 from 1.68% for the same period in 2009, and to 1.16% for the six months ended June 30, 2010 from 1.84% for the same period in 2009.  The higher interest rate on the trust preferred securities sold in September 2008, 8.50%, limited the decrease in the average rate paid on interest-bearing liabilities.

The following tables show, for the three months ended June 30, 2010 and 2009, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable-equivalent basis if applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(dollars in thousands)

	2010			2009
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,256,458	$16,708	5.33%	$1,064,554	$13,485	5.08%
Mortgage loans held for sale	4,294	42	3.92	8,839	98	4.45
Investment securities:
Taxable	175,088	1,669	3.82	71,081	1,004	5.67
Tax-exempt (2)	55,120	776	5.65	35,596	493	5.56
Total investment securities (3)	230,208	2,445	4.26	106,677	1,497	5.63
Federal funds sold	28,171	16	0.23	75,649	46	0.24
Restricted equity securities	4,024	13	1.30	3,241	10	1.24
Interest-bearing balances with banks	7,621	3	0.16	2,607	3	0.46
Total interest-earning assets	$1,530,776	$19,227	5.04%	$1,261,567	$15,139	4.81%
Noninterest-earning assets:
Cash and due from banks	25,371			17,044
Net fixed assets and equipment	5,019			4,098
Allowance for loan losses, accrued interest and other assets	23,675			8,165
Total assets	$1,584,841			$1,290,874

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$241,929	$314	0.52%	$151,414	$380	1.01%
Savings deposits	2,379	3	0.51	882	1	0.45
Money market accounts	737,956	1,383	0.75	674,303	2,198	1.31
Time deposits	240,317	1,129	1.88	209,215	1,388	2.66
Fed funds purchased	1,142	3	1.05	-	-	0.00
Other borrowings	55,260	856	6.21	35,463	521	5.89
Total interest-bearing liabilities	$1,278,983	$3,688	1.16	$1,071,277	$4,488	1.68
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	195,753			124,343
Other liabilities	4,937			2,905
Stockholders' equity	102,294			91,138
Unrealized gains on securities and derivatives	2,874			1,211
Total liabilities and stockholders' equity	$1,584,841			$1,290,874
Net interest spread			3.88%			3.13%
Net interest margin			4.07%			3.39%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $211,000 and $172,000 are included in interest income in 2010 and 2009, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $4,356,000 and $1,756,000 are excluded from the yield calculation in 2010 and 2009, respectively.

	Three Months Ended June 30,

	2010 Compared to 2009 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	2,526	697	3,223
Mortgages held for sale	(45)	(11)	(56)
Investment securities:
Securities - taxable	1,078	(413)	665
Securities - tax-exempt	275	8	283
Federal funds sold	(27)	(3)	(30)
Restricted equity securities	3	-	3
Interest-bearing balances with banks	3	(3)	-
Total interest-earning assets	3,813	275	4,088

Interest-bearing liabilities:
Interest-bearing demand deposits	166	(232)	(66)
Savings	2	-	2
Money market accounts	191	(1,006)	(815)
Time deposits	186	(445)	(259)
Fed funds purchased	2	1	3
Other borrowed funds	306	29	335
Total interest-bearing liabilities	853	(1,653)	(800)
Increase in net interest income	2,960	1,928	4,888

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(dollars in thousands)

	2010			2009
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,237,864	$32,877	5.36%	$1,028,711	$25,916	5.08%
Mortgage loans held for sale	3,810	77	4.08	8,050	176	4.41
Investment securities:
Taxable	181,681	3,422	3.80	72,426	2,111	5.88
Tax-exempt (2)	55,168	1,559	5.70	31,988	891	5.62
Total investment securities (3)	236,849	4,981	4.24	104,414	3,002	5.80
Federal funds sold	15,902	18	0.23	55,166	69	0.25
Restricted equity securities	3,886	25	1.30	2,958	17	1.16
Interest-bearing balances with banks	7,835	11	0.28	10,996	26	0.48
Total interest-earning assets	$1,506,146	$37,989	5.09%	$1,210,295	$29,206	4.87%
Noninterest-earning assets:
Cash and due from banks	23,790			17,852
Net fixed assets and equipment	5,130			3,982
Allowance for loan losses, accrued interest and other assets	21,968			8,362
Total assets	$1,557,034			$1,240,491

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$232,905	$621	0.54%	$147,600	$880	1.20%
Savings deposits	2,140	5	0.47	867	2	0.47
Money market accounts	722,272	2,680	0.75	652,002	4,741	1.47
Time deposits	245,927	2,376	1.95	193,795	2,737	2.85
Fed funds purchased	9,883	31	0.63	-	-	0.00
Other borrowings	49,003	1,571	6.46	35,285	1,029	5.88
Total interest-bearing liabilities	$1,262,130	$7,284	1.16	$1,029,549	$9,389	1.84
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	188,305			118,109
Other liabilites	3,884			2,635
Stockholders' equity	100,220			88,940
Unrealized gains on securities and derivatives	2,495			1,258
Total liabilities and stockholders' equity	$1,557,034			$1,240,491
Net interest spread			3.92%			3.03%
Net interest margin			4.11%			3.30%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $398,000 and $308,000 are included in interest income in 2010 and 2009, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $3,781,000 and $1,758,000 are excluded from the yield calculation in 2010 and 2009, respectively.

	Six Months Ended June 30,

	2010 Compared to 2009 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	5,495	1,466	6,961
Mortgages held for sale	(87)	(12)	(99)
Investment securities:
Securities - taxable	2,272	(961)	1,311
Securities - tax-exempt	655	13	668
Federal funds sold	(45)	(6)	(51)
Restricted equity securities	6	2	8
Interest-bearing balances with banks	(6)	(9)	(15)
Total interest-earning assets	8,290	493	8,783

Interest-bearing liabilities:
Interest-bearing demand deposits	364	(623)	(259)
Savings	3	-	3
Money market accounts	466	(2,527)	(2,061)
Time deposits	630	(991)	(361)
Fed funds purchased	15	16	31
Other borrowed funds	432	110	542
Total interest-bearing liabilities	1,910	(4,015)	(2,105)
Increase in net interest income	6,380	4,508	10,888

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

The provision for loan losses was $2,537,000 for the three months ended June 30, 2010, a decrease of $71,000 from $2,608,000 for the three months ended June 30, 2009. The provision for loan losses was $5,075,000 for the six months ended June 30, 2010, a $7,000 increase over $5,068,000 for the six months ended June 30, 2009.  Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans decreased significantly to $8,038,000, or 0.62% of total loans, at June 30, 2010 from $12,188,000, or 1.01% of total loans, at December 31, 2009, and decreased from $15,243,000, or 1.37% of total loans, at June 30, 2009.  Impaired loans increased to $51,192,000, or 3.97% of total loans at June 30, 2010.  The increase in impaired loans at June 30, 2010 relates to management’s determination to increase the number of loans evaluated on a loan-by-loan basis to encompass all loans classified as substandard or below, coupled with prevailing economic conditions.  The allowance for loan losses totaled $15,713,000, or 1.22% of loans, net of unearned income, at June 30, 2010, compared to $14,911,000, or 1.24% of loans, net of unearned income, at December 31, 2009 and $13,567,000, or 1.22% of loans, net of unearned income, at June 30, 2009.

Noninterest Income

Noninterest income totaled $1,004,000 for the three months ended June 30, 2010, a decrease of $278,000, or 21.68%, compared to the same period in 2009, and totaled $2,136,000 for the six months ended June 30, 2010, a decrease of $66,000, or 3.00%, compared to the same period in 2009.  Income from mortgage banking operations for the three months ended June 30, 2010 was $333,000, down $431,000, or 56.41%, from $764,000 for the same period in 2009, and for the six months ended June 30, 2009 was $747,000, down $536,000, or 41.78%, from $1,283,000 for the same period in 2009.  These decreases in mortgage income are reflective of the high refinancing volume in 2009 due to historically low interest rates.  Income from customer service charges and fees for the three months ended June 30, 2010 increased $212,000, or 56.38%, to $588,000 from $376,000 for the same period in 2009, and for the six months ended June 30, 2009 increased $422,000, or 57.65%, to $1,154,000 from $732,000 for the same period in 2009.  The increase is primarily due to an increase in transaction accounts from 2009 to 2010.  Merchant service fees were $99,000 for the three months ended June 30, 2010, a decrease of $77,000, or 43.75%, compared to $176,000 for the same period in 2009, and were $200,000 for the six months ended June 30, 2010, a decrease of $125,000, or 38.46%, compared to $325,000 for the same period in 2009.

Noninterest Expense

Noninterest expense totaled $7,561,000 for the three months ended June 30, 2010, an increase of $679,000, or 9.87%, compared to $6,882,000 in 2009, and totaled $14,993,000 for the six months ended June 30, 2010, an increase of $1,678,000, or 12.60%, compared to $13,315,000 in 2009.  The increases for the three and six month periods in 2010 over the same periods in 2009 were primarily due to higher FDIC insurance assessments on our deposits, higher rent and insurance expense related to our move into our new headquarters building in Birmingham in July 2009, and higher data processing charges due to increases in the number of accounts and transaction volume. These increases were partially offset by lower salaries and employee benefits expenses and lower merchant processing expenses.  Salaries and employee benefits expenses are down for the three and six months ended June 30, 2010, compared to 2009, due to lower commissions on mortgage lending and higher deferred loan origination expenses.

Income Tax Expense

Income tax expense was $2,193,000 for the three months ended June 30, 2010 versus $734,000 for the same period in 2009, and was $4,248,000 for the six months ended June 30, 2010 versus $1,086,000 for the same period in 2009. Our effective tax rates for the three and six months ended June 30, 2010 were 35.29% and 34.59%, respectively, compared to 32.01% and 32.27% for the same periods in 2009.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.  We increased our marginal accrual rate from 34% to 35% based on anticipated net income for the full year 2010.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2010. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: August 3, 2010	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: August 3, 2010	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer