Form 10-Q
period 2010-09-30
ServisFirst Bancshares, Inc.
filed 2010-11-01
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 29, 2010
Common stock, $.001 par value	5,518,482

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

EX-31.01 SECTION 302, CERTIFICATION OF THE CEO
EX-31.02 SECTION 302, CERTIFICATION OF THE CFO
EX-31.01 SECTION 906, CERTIFICATION OF THE CEO
EX-31.01 SECTION 906, CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$30,371	$26,982
Interest-bearing balances due from depository institutions	119,470	48,544
Federal funds sold	2,213	680
Cash and cash equivalents	152,054	76,206
Debt securities:
Available for sale	249,207	255,453
Held to maturity	2,631	645
Restricted equity securities	3,510	3,241
Mortgage loans held for sale	8,708	6,202
Loans	1,345,502	1,207,084
Less allowance for loan losses	(16,903)	(14,737)
Loans, net	1,328,599	1,192,347
Premises and equipment, net	4,484	5,088
Accrued interest and dividends receivable	6,834	6,200
Deferred tax assets	2,347	4,872
Other real estate owned	8,170	12,525
Other assets	9,980	10,718
Total assets	$1,776,524	$1,573,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$224,537	$211,307
Interest-bearing	1,377,020	1,221,048
Total deposits	1,601,557	1,432,355
Other borrowings	24,933	24,922
Trust preferred securities	30,384	15,228
Accrued interest payable	914	1,026
Other liabilities	2,559	2,344
Total liabilities	1,660,347	1,475,875
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,518,482 shares issued and outstanding at September 30, 2010 and 5,513,482 shares issued and outstanding at December 31, 2009	6	6
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	75,637	75,078
Retained earnings	33,798	20,965
Accumulated other comprehensive income	6,736	1,573
Total stockholders' equity	116,177	97,622
Total liabilities and stockholders' equity	$1,776,524	$1,573,497

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$17,715	$14,598	$50,669	$40,690
Taxable securities	1,575	1,006	4,997	3,117
Nontaxable securities	582	402	1,650	1,022
Federal funds sold	23	77	41	148
Other interest and dividends	64	9	100	30
Total interest income	19,959	16,092	57,457	45,007
Interest expense:
Deposits	3,113	4,031	8,795	12,391
Borrowed funds	859	617	2,461	1,626
Total interest expense	3,972	4,648	11,256	14,017
Net interest income	15,987	11,444	46,201	30,990
Provision for loan losses	2,537	3,209	7,612	8,277
Net interest income after provision for loan losses	13,450	8,235	38,589	22,713
Noninterest income:
Service charges on deposit accounts	564	419	1,718	1,151
Securities gains	-	-	53	-
Other operating income	784	548	1,713	2,018
Total noninterest income	1,348	967	3,484	3,169
Noninterest expenses:
Salaries and employee benefits	3,547	3,398	10,176	10,354
Equipment and occupancy expense	814	767	2,368	1,977
Professional services	220	228	625	657
Other operating expenses	2,886	2,579	9,291	7,299
Total noninterest expenses	7,467	6,972	22,460	20,287
Income before income taxes	7,331	2,230	19,613	5,595
Provision for income taxes	2,532	622	6,780	1,708
Net income	$4,799	$1,608	$12,833	$3,887

Basic earnings per share	$0.87	$0.29	$2.33	$0.71

Diluted earnings per share	$0.77	$0.28	$2.11	$0.67

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$4,799	$1,608	$12,833	$3,887

Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $1,124 and $2,817 for the three and nine months ended September 30, 2010, respectively, and $1,304 and $1,330 for the three and nine months ended September 30, 2009	2,087	2,532	5,197	2,582
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $19 for the nine months ended September 30, 2010	-	-	(34)	-
Reclassification adjustment for net gains realized on derivatives in net income, net of tax benefit of $93 for the nine months ended September 30, 2009	-	-	-	(180)
Other comprehensive income, net of tax	2,087	2,532	5,163	2,402
Comprehensive income	$6,886	$4,140	$17,996	$6,289

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2009	6	75,078	20,965	1,573	97,622
Other comprehensive income	-	-	-	5,163	5,163
Exercise of stock options	-	50	-	-	50
Stock-based compensation expense	-	509	-	-	509
Net income	-	-	12,833	-	12,833
Balance, September 30, 2010	$6	$75,637	$33,798	$6,736	$116,177

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands) (Unaudited)
	2010	2009
OPERATING ACTIVITIES
Net income	$12,833	$3,887
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(292)	(909)
Provision for loan losses	7,612	8,277
Depreciation and amortization	800	802
Net amortization (accretion) of investments	565	(326)
Amortized gain on derivative	-	(272)
Market value adjustment of interest rate cap	40	-
Increase in accrued interest and dividends receivable	(634)	(1,137)
Stock compensation expense	509	584
Decrease in accrued interest payable	(112)	(177)
Proceeds from sale of mortgage loans held for sale	112,068	148,071
Originations of mortgage loans held for sale	(115,361)	(151,699)
Gain on sale of securities available for sale	(53)	(42)
Net loss on sale of other real estate owned	180	817
Write down of other real estate owned	853	622
Decrease in special prepaid FDIC insurance assessments	1,963	-
Loss on disposal of premises and equipment	-	2
Net change in other assets, liabilities, and other operating activities	(773)	(1,079)
Net cash provided by operating activities	20,198	7,421
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(40,817)	(45,913)
Proceeds from maturities, calls and paydowns of securities available for sale	23,517	12,825
Purchase of securities held to maturity	(1,986)	-
Increase in loans	(147,150)	(197,275)
Purchase of premises and equipment	(196)	(2,144)
Purchase of restricted equity securities	(269)	(582)
Purchase of interest rate cap	(160)	-
Proceeds from sale of securities available for sale	31,014	2,083
Proceeds from disposal of premises and equipment	-	1
Proceeds from sale of other real estate owned and repossessions	7,470	5,249
Additions to other real estate owned	(75)	-
Net cash used in investing activities	(128,652)	(225,756)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	13,230	53,630
Net increase in interest-bearing deposits	155,972	270,534
Proceeds from issuance of trust preferred securities	15,050	-
Proceeds from other borrowings	-	5,000
Proceeds from sale of stock, net	-	3,479
Proceeds from exercise of stock options	50	-
Net cash provided by financing activities	184,302	332,643

Net increase in cash and cash equivalents	75,848	114,308

Cash and cash equivalents at beginning of year	76,206	72,918

Cash and cash equivalents at end of year	$152,054	$187,226

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$11,368	$14,194
Income taxes	6,958	3,117

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$787	$1,861
Other real estate acquired in settlement of loans	5,156	9,464
Internally financed sales of other real estate owned	1,083	468

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Certain reclassifications have been made in the December 31, 2009 Consolidated Balance Sheet to conform to classifications used in 2010.  There was no effect on total assets, liabilities or stockholders’ equity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Shares and Per Share Data)
Earnings Per Share
Weighted average common shares outstanding	5,515,384	5,513,482	5,513,482	5,476,701
Net income	$4,799	$1,608	$12,833	$3,887
Basic earnings per share	$0.87	$0.29	$2.33	$0.71

Weighted average common shares outstanding	5,515,384	5,513,482	5,513,482	5,476,701
Dilutive effects of assumed conversions and exercise of stock options, warrants, and convertible debt	902,563	307,849	735,377	297,740
Weighted average common and dilutive potential common shares outstanding	6,417,947	5,821,331	6,248,859	5,774,441
Net income	$4,799	$1,608	$12,833	$3,887
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	150	-	323	-
Net income, adjusted for effect of debt conversion	$4,949	$1,608	$13,156	$3,887
Diluted earnings per share	$0.77	$0.28	$2.11	$0.67

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In Thousands)
September 30, 2010:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$60,648	$3,465	$-	$64,113
Mortgage-backed securities	110,381	4,079	(81)	114,379
State and municipal securities	65,804	2,907	(216)	68,495
Corporate debt	2,011	209	-	2,220
Total	$238,844	$10,660	$(297)	$249,207
Securities Held to Maturity
State and municipal securities	$2,631	$76	$(3)	$2,704
Total	$2,631	$76	$(3)	$2,704

December 31, 2009:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities Held to Maturity
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2010 and December 31, 2009, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  The Company has the ability and intent to hold its securities until such time as lost value is recovered, or the securities mature.  Further, the Company believes any deterioration in value on its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2010:
Mortgage-backed securities	$(81)	$13,292	$-	$-
State and municipal securities	(131)	4,269	(88)	3,028
	$(212)	$17,561	$(88)	$3,028

December 31, 2009:
U.S. Treasury and government sponsored agencies	$(453)	$44,910	$-	$-
Mortgage-backed securities	(625)	44,993	-	-
State and municipal securities	(570)	20,479	-	-
Corporate debt	-	-	(13)	986
	$(1,648)	$110,382	$(13)	$986

At September 30, 2010, 14 of the Company’s 375 debt securities had been in an unrealized loss position for 12 or more months.  The Company does not believe these unrealized losses are “other than temporary” since it has the ability and intent to hold the investments for a period of time sufficient to allow for a recovery in market value, and it is not probable that the Company will be unable to collect all of the amounts contractually due.  The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

NOTE 5 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2010, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $195,000 and $509,000 for the three and nine months ended September 30, 2010 and $189,000 and $584,000 for three and nine months ended September 30, 2009, respectively.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model that uses assumptions of expected volatility, dividends paid on the Company’s stock, term, and the risk-free rate. Expected volatilities are based on an index of southeastern United States publicly traded banks. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant.  Assumptions for each component input into the model for options granted are as follows:

	2010	2009
Expected volatility	26.00%	20.00%
Expected dividends	0.00%	0.50%
Expected term (in years)	7 years	7 years
Risk-free rate	2.10%	1.70%

The following table summarizes stock option activity during the nine months ended September 30, 2010 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Nine Months Ended September 30, 2010:
Outstanding at January 1, 2010	863,500	$15.17	6.8	$8,488
Granted	37,500	25.00	9.8	-
Exercised	(5,000)	10.00	-	-
Forfeited	(10,000)	15.00	6.6	-
Outstanding at September 30, 2010	886,000	15.62	6.3	$8,313

Exercisable at September 30, 2010	272,627	$11.96	5.3	$3,555

Nine Months Ended September 30, 2009:
Outstanding at January 1, 2009	826,000	$14.70	7.7	$8,513
Granted	40,000	25.00	9.4	-
Exercised	-	-	-	-
Forfeited	(2,500)	15.00	7.2	-
Outstanding at September 30, 2009	863,500	15.17	7.1	$8,488

Exercisable at September 30, 2009	146,862	$12.40	6.5	$1,851

Restricted Stock

During the first quarter of 2010, 10,000 shares of restricted stock were awarded to employees.  During the fourth quarter of 2009, 20,000 shares of restricted stock were awarded to a key executive.  The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of September 30, 2010, there was $623,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 4.2 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10.00 per share, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at September 30, 2010 and 2009 was 60,000.

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

NOTE 6 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of September 30, 2010, the Company was party to two swaps with notional amounts totaling approximately $12.0 million with customers, and two swaps with notional amounts totaling approximately $12.0 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $1,032,000 in offsetting entries in other assets and other liabilities.

On August 24, 2010, the Company entered into an interest rate cap with a notional value of $100,000,000.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.  The cap was marked down by $40,000 during the quarter ended September 30, 2010, and is currently valued at $120,000.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2010 and December 31, 2009 were not material.

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

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 – “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended September 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated financial statements.  See Note 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

During July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable.  Required enhancements to current disclosures include a rollforward of the allowance for loans losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans.  Nonaccrual and impaired loans by class must also be shown.  Disclosure requirements also include: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period disclosures.  Activity related disclosures are required for interim and annual reporting periods beginning on or after December 15, 2010.  While impacting its disclosures, this ASU will not have an impact on the Company’s consolidated financial statements.

NOTE 8 - FAIR VALUE MEASUREMENT

Measurement of fair value under United States generally accepted accounting principles (“U.S. GAAP”) establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:

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

Derivatives – The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy.  These fair value estimations include primarily market observable inputs such as yield curves and option volatilities, and include the value associated with counterparty credit risk.

Impaired Loans- Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,248,000 and $5,100,000 during the three and nine months ended September 30, 2010, respectively, and $1,586,000 and $4,919,000 for the three and nine months ended September 30, 2009, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $372,000 and $1,031,000 during the three and nine months ended September 30, 2010, respectively, and $359,000 and $1,326,000 during the three and nine months ended September 30, 2009.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$249,207	$-	$249,207
Interest rate swap agreements	-	1,032		1,032
Interest rate cap		120		120
Total assets at fair value	$-	$250,359	$-	$250,359

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$1,032	$-	$1,032

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$255,453	$-	$255,453
Interest rate swap agreements	-	413		413
Total assets at fair value	$-	$255,866	$-	$255,866

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$413	$-	$413

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$13,790	$13,790
Other real estate owned	-	-	8,170	8,170
Total assets at fair value	$-	$-	$21,960	$21,960

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$8,003	$8,003
Other real estate owned	-	-	12,525	12,525
Total assets at fair value	$-	$-	$20,528	$20,528

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

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$152,054	$152,054	$76,206	$76,206
Investment securities available for sale	249,207	249,207	255,453	255,453
Investment securities held to maturity	2,631	2,704	645	643
Restricted equity securities	3,510	3,510	3,241	3,241
Mortgage loans held for sale	8,708	8,708	6,202	6,202
Loans, net	1,328,599	1,328,336	1,192,173	1,193,202
Accrued interest and dividends receivable	6,834	6,834	6,200	6,200
Interest rate swaps	1,032	1,032	413	413
Interest rate cap	120	120	-	-

Financial Liabilities:
Deposits	$1,601,557	$1,603,162	$1,432,355	$1,435,387
Borrowings	24,933	26,343	24,922	25,981
Trust preferred securities	30,384	27,087	15,228	12,681
Accrued interest payable	914	914	1,026	1,026
Interest rate swaps	1,032	1,032	413	413

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

Loans:  For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis based on option-adjusted spread rates tied to the LIBOR swap curve, with term structures matching each loan being valued.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  Fair value for impaired loans is estimated using underlying collateral values, where applicable, or discounted cash flow analysis.

Derivatives:  The fair values of the derivative agreements are based on quoted prices from an outside third party.

Accrued interest and dividends receivable:  The carrying amount of accrued interest and dividends receivable approximates its fair value.

Deposits:  The fair values of demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis based on option-adjusted spread rates tied to the LIBOR swap curve, with term structures matching each certificate of deposit being valued.

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

NOTE 9 - SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On September 2, 2008, ServisFirst Capital Trust I, a subsidiary of the Company (the “2008 Trust”), sold 15,000 shares of its 8.5% trust preferred securities to accredited investors for $15,000,000, or $1,000 per share, and 463,918 shares of its common securities to the Company for $463,918, or $1.00 per share. The 2008 Trust invested the proceeds from such sale in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”). The Debenture bears a fixed rate of interest at 8.5% per annum and is subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company will not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless such incurrence is approved by a majority of the holders of the outstanding trust preferred securities.

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

In addition, the Company issued a total of 75,000 warrants, each representing the right to purchase one share of the Company’s common stock for a purchase price of $25.00. The warrants were issued in increments of 500 for each $100,000 of trust preferred securities purchased. Each warrant is exercisable for a period beginning upon its date of issuance and ending upon the later to occur of either (i) September 1, 2013 or (ii) 60 days following the date upon which the Company’s common stock becomes listed for trading upon a “national securities exchange” as defined under the Securities Exchange Act of 1934. The Company estimated the fair value of each warrant using a Black-Scholes-Merton valuation model and determined the fair value per warrant to be $5.65. This total value of $423,000 was recorded as a discount and reduced the net book value of the debentures to $15,052,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a three-year period.

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

NOTE 10 – JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040

On February 9, 2010 the Company established a new Delaware statutory trust subsidiary, ServisFirst Capital Trust II (the “2010 Trust”), which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000, or $1,000 per Preferred Security, on March 15, 2010. The 2010 Trust simultaneously issued 50,000 shares of its common securities to the Company for a purchase price of $50,000, or $1.00 per share, which together with the Preferred Securities constitute all of the issued and outstanding securities of the 2010 Trust (collectively, the “Trust Securities”).  The 2010 Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”).  The Preferred Securities were offered and sold to accredited investors in a private placement.

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

The Subordinated Debentures are subordinate and junior in right of payment to all of the Company’s senior debt, as defined in the Indenture governing the Subordinated Debentures; provided, however, that, while any of the Preferred Securities remain outstanding, the Company shall not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless approved by the holders of a majority of the outstanding Preferred Securities.  The Company has the right to defer payments of interest on the Subordinated Debentures from time to time, for up to 20 consecutive quarterly periods for each deferral period.  During any deferral period, the Company may not (i) pay dividends on or redeem any of its capital stock, (ii) pay principal of or interest on any debt securities ranking pari passu with or subordinate to the Subordinated Debentures or (iii) make any guaranty payments with respect to any guaranty of the debt securities of any of the Company’s subsidiaries if such guaranty ranks pari passu with or junior in right of payment to the Subordinated Debentures.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009.

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

We are headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through two offices in the Birmingham-Hoover MSA (one office in Jefferson County and one office in North Shelby County), two offices in the Huntsville MSA (Madison County), two offices in the Montgomery MSA (Montgomery County) and one office in the Dothan MSA (Houston County), which constitute our primary service areas. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts). Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Overview

As of September 30, 2010, the Company had total consolidated assets of $1,776,524,000, an increase of $203,027,000, or 12.90%, over $1,573,497,000 at December 31, 2009.  Total loans were $1,345,502,000 at September 30, 2010, an increase of $138,418,000, or 11.47%, over $1,207,084,000 at December 31, 2009. Total deposits were $1,601,557,000 at September 30, 2010, an increase of $169,202,000, or 11.81%, over $1,432,355,000 at December 31, 2009.

Net income for the quarter ended September 30, 2010 was $4,799,000, an increase of $3,191,000, or 198.45%, from $1,608,000 for the quarter ended September 30, 2009.  Basic and fully diluted earnings per common share were $.87 and $.77, respectively, for the three months ended September 30, 2010, compared with $.29 and $.28, respectively, for the same period in 2009.  This increase was primarily attributable to a higher net interest margin and an improved efficiency ratio, both of which are explained in detail under the captions “Net Interest Income” and “Noninterest Expense”, respectively, below.

Net income for the nine months ended September 30, 2010 was $12,833,000, an increase of $8,946,000, or 230.15%, from $3,887,000 for the nine months ended September 30, 2009.  Basic and fully diluted earnings per share were $2.33 and $2.11, respectively, for the nine months ended September 30, 2010, compared with $.71 and $.67, respectively for the same period in 2009. Again, this increase was primarily attributable to a higher net interest margin and an improved efficiency ratio, as explained below.

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

Financial Condition

Investment Securities

Investment securities available for sale totaled $249,207,000 at September 30, 2010 and $255,453,000 at December 31, 2009.  Investment securities held to maturity totaled $2,631,000 at September 30, 2010 and $645,000 at December 31, 2009.  Approximately $34,597,000 in callable agency securities were sold or called during the first nine months of 2010, and were replaced by the purchase of $31,030,000 in mortgage-backed securities and $10,354,000 in municipal debt securities.  The purchased securities will increase the portfolio yield and will also provide monthly principal cash flow.

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

The following table shows the amortized cost of the Company’s investment securities by their stated maturity at September 30, 2010:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$-	$28,551	$21,367	$10,730	$60,648
Mortgage-backed securities	-	1,265	18,771	90,345	110,381
State and municipal securities	165	6,539	45,907	15,824	68,435
Corporate debt	-	-	2,011	-	2,011
	$165	$36,355	$88,056	$116,899	$241,475

Taxable-equivalent Yield	6.96%	2.80%	4.85%	4.16%	4.21%

All securities held are traded in liquid markets. As of September 30, 2010, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,260,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”).  All corporate bonds have a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The September 30, 2010 total investment portfolio has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $108,620,000 and $117,377,000 as of September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, we had $2,213,000 in federal funds sold, compared with $680,000 at December 31, 2009.

Loans

We had total loans of $1,345,502,000 at September 30, 2010, an increase of $138,418,000, or 11.47%, compared to $1,207,084,000 at December 31, 2009.  At September 30, 2010, 50% of our loans were in our Birmingham offices, 24% in our Huntsville offices, 15% in our Montgomery offices, and 11% in our Dothan office.

The following table details our loans at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In Thousands)
Commercial, financial and agricultural	$510,176	$461,088
Real estate - construction (1)	217,666	224,178
Real estate - mortgage:
Owner occupied	259,224	203,983
1-4 Family	192,145	165,512
Other	132,819	119,749
Total Real Estate Mortgage	584,188	489,244
Consumer	33,472	32,574
Total Loans	1,345,502	1,207,084
Allowance for loan losses	(16,903)	(14,737)
Total Loans, Net	$1,328,599	$1,192,347

(1)	includes Owner Occupied real estate construction loans in the amount of $4,911 and $10,045 at September 30, 2010 and December 31, 2009, respectively

Asset Quality

We establish and maintain the allowance for loan losses at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Management believes that the allowance is adequate at September 30, 2010.

A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes in impairments are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status.  At September 30, 2010, we evaluated $53,841,000 in loans for impairment, including all non-accrual loans. As a result of such evaluation, $3,671,000 of the Company’s allowance for loan losses was specifically allocated to $17,461,000 of these loans as impairment.  During the third quarter of 2010, $3,004,000 in loans received specific allocations of the allowance for loan losses for the first time.  At December 31, 2009, we evaluated $21,524,000 of the Company’s loans for impairment, including all nonaccrual loans.  As a result of such evaluation, $3,082,000 of the Company’s allowance for loan losses was specifically allocated to $11,085,000 of these loans as impairment.  The increase in impaired loans from December 31, 2009 to September 30, 2010 relates to management’s determination to increase the number of loans evaluated on a loan-by-loan basis to encompass all loans classified as substandard or below (see “Provision for Loan Losses” below), coupled with prevailing economic conditions.

The following table presents a summary of changes in the allowances for loan losses for the three and nine months ended September 30, 2010 and 2009, respectively.  The largest balance of our charge-offs during the three and nine months ended September 30, 2010, $1,586,000 and $1,924,000, respectively, were in real estate construction loans.  $1,515,000 of the charge-offs in real estate construction loans during the three months ended September 30, 2010 were of residential lot development loans.  Real estate construction loans represent 16.17% of our loan portfolio at September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Allowance for Loan Losses
Balance, beginning of period	$15,713	$13,567	$14,737	$10,602
Charge-offs:
Commercial, financial and agricultural	-	(1,089)	(1,013)	(1,897)
Real estate - construction	(820)	(832)	(2,744)	(2,040)
Real estate - mortgage:
Owner Occupied	-	-	(548)	-
1-4 family mortgage	(535)	(172)	(1,229)	(212)
Other	-	(9)	-	(9)
Total real estate mortgage	(535)	(181)	(1,777)	(221)
Consumer	(5)	(81)	(79)	(167)
Total charge-offs	(1,360)	(2,183)	(5,613)	(4,325)
Recoveries:
Commercial, financial and agricultural	3	-	97	-
Real estate - construction	6	-	50	39
Real estate - mortgage:
Owner Occupied	-	-	12	-
1-4 family mortgage	-	-	3	-
Other	-	-	-	-
Total real estate mortgage	-	-	15	-
Consumer	4	3	5	3
Total recoveries	13	3	167	42
Net charge-offs	(1,347)	(2,180)	(5,446)	(4,283)
Provision for loan losses charged to expense	2,537	3,209	7,612	8,277
Balance, end of period	$16,903	$14,596	$16,903	$14,596

As a percent of year to date average loans:
Annualized net charge-offs	0.41%	0.76%	0.58%	0.54%
Annualized provision for loan losses	0.77%	1.12%	0.81%	1.04%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. We believe the comprehensive allowance analysis performed by our credit administration group is in compliance with all current regulatory guidelines.

	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans	Amount	Percentage of Loans in Each Category of Total Loans
	(In Thousands)		(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$4,709	37.92%	$3,058	38.20%	$3,252	38.15%
Real estate - construction	6,274	16.18%	6,295	18.57%	6,290	19.74%
Real estate - mortgage	804	43.42%	1,242	40.53%	895	39.51%
Consumer	79	2.48%	1	2.70%	2	2.60%
Other	5,037	-	4,141	-	4,157	-
Total	$16,903	100.00%	$14,737	100.00%	$14,596	100.00%

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

Nonperforming assets, comprising non-accrual loans, loans 90 days or more past due and still accruing, other real estate owned (“OREO”), and troubled debt restructurings in which the loan was not current when the terms were restructured, totaled $22,585,000 at September 30, 2010, compared to $24,713,000 at December 31, 2009 and $29,321,000 at September 30, 2009. Non-accrual loans were $14,306,000 at September 30, 2010, an increase of $2,385,000 from non-accrual loans of $11,921,000 at December 31, 2009 and an increase of $512,000 from non-accrual loans of $13,794,000 at September 30, 2009.  Loans 90 days past due and still accruing totaled $109,000 at September 30, 2010, compared to $267,000 at December 31, 2009 and $1,324,000 at September 30, 2009.

A summary of nonperforming assets as of September 30, 2010, December 31, 2009 and September 30, 2009 follows:

	September 30, 2010	December 31, 2009	September 30, 2009
	(In Thousands)
Nonaccrual loans	$14,306	$11,921	$13,794
Past due 90 days and still accruing	109	267	1,324
All other real estate owned	8,170	12,525	13,453
Troubled debt restructures	-	-	750
Total non-performing assets	$22,585	$24,713	$29,321

At September 30, 2010, we had one troubled debt restructure that was current at the time it was restructured, and is performing under the terms of the restructured agreement at this time.  This loan has a carrying value of $660,000.

The increase in nonaccrual loans from December 31, 2009 to September 30, 2010 was primarily the result of additions to nonaccrual status in commercial loans and acquisition, development and construction loans.  The decrease in OREO from December 31, 2009 to September 30, 2010 was the result of sales exceeding amounts transferred in, and, to a lesser extent, write-downs in the value of OREO.

At September 30, 2010, total nonperforming assets included finished and unfinished homes of $4,421,000, residential lots of $9,389,000, raw land of $4,189,000 and commercial buildings of $1,386,000. Our OREO procedures currently determine disposition value, the value used to place the property into OREO, based on the most recent fair value appraisal of the property that we have at the time, less estimated costs to sell the property.

Deposits

Total deposits increased $169,202,000, or 11.81%, to $1,601,557,000 at September 30, 2010 compared to $1,432,355,000 at December 31, 2009.  This increase in deposits is a result of organic growth within our Montgomery and Dothan, Alabama markets.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in all of our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank of Atlanta, of which $10.0 million bears interest at 2.995% per annum and is payable on March 19, 2012, and $10.0 million bears interest at 3.275% per annum and is payable on March 19, 2013.  As discussed in Note 9 to the Consolidated Financial Statements, we borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  The current book value of this borrowing is $15.3 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the Preferred Securities.  As discussed in Note 10 to the Consolidated Financial Statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010.  Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year.  As discussed in Note 11 to the Consolidated Financial Statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25%, payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers are critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At September 30, 2010, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $351 million.  Additionally, the Bank had additional borrowing availability of approximately $328 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $3 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. We believe our liquidity ratios meet or exceed these guidelines. We are not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2010. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,336,670	$-	$-	$-	$-
Certificates of deposit (2)	264,887	190,621	58,067	16,199	-
FHLB borrowings	20,000	-	20,000	-	-
Subordinated debentures	30,384	-	-	-	30,384
Subordinated note payable	4,933	-	-	-	4,933
Operating lease commitments	17,118	1,804	3,660	3,781	7,873
Total	$1,673,992	$192,425	$81,727	$19,980	$43,190

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

As of September 30, 2010, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. We believe that we are well-capitalized under the prompt corrective action provisions as of September 30, 2010.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2010, December 31, 2009, and September 30, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)		(In Thousands)		(In Thousands)
As of September 30, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$161,277	11.75%	$109,791	8.00%	$137,239	10.00%
ServisFirst Bank	161,082	11.74%	109,736	8.00%	137,170	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	139,441	10.16%	54,895	4.00%	82,343	6.00%
ServisFirst Bank	139,246	10.15%	54,868	4.00%	82,302	6.00%
Tier 1 Capital to Average Assets:
Consolidated	139,441	8.06%	54,895	4.00%	68,619	5.00%
ServisFirst Bank	139,246	8.05%	54,868	4.00%	68,585	5.00%

As of December 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$130,708	10.47%	$99,903	8.00%	$124,879	10.00%
ServisFirst Bank	130,252	10.44%	99,851	8.00%	124,814	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	111,049	8.89%	49,952	4.00%	74,927	6.00%
ServisFirst Bank	110,593	8.86%	49,926	4.00%	74,888	6.00%
Tier 1 Capital to Average Assets:
Consolidated	111,049	6.97%	63,767	4.00%	79,709	5.00%
ServisFirst Bank	110,593	6.94%	63,737	4.00%	79,672	5.00%

As of September 30, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$128,371	10.99%	$93,477	8.00%	$116,846	10.00%
ServisFirst Bank	127,649	10.93%	93,421	8.00%	116,777	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	108,857	9.32%	46,738	4.00%	70,108	6.00%
ServisFirst Bank	108,135	9.26%	46,711	4.00%	70,066	6.00%
Tier 1 Capital to Average Assets:
Consolidated	108,857	7.64%	57,017	4.00%	71,272	5.00%
ServisFirst Bank	108,135	7.59%	56,987	4.00%	71,234	5.00%

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

Financial instruments whose contract amounts represent credit risk at September 30, 2010 are as follows:

(In Thousands)
Commitments to extend credit	$513,817
Credit card arrangements	23,621
Standby letters of credit	39,858
$577,296

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2010 was $4,799,000, compared to net income of $1,608,000 for the three months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 was $12,833,000, compared to net income of $3,887,000 for the nine months ended September 30, 2009.  The increase in net income was primarily attributable to a higher net interest margin and an improved efficiency ratio.  Net interest income for the three months ended September 30, 2010 increased by 39.70% to $15,987,000, compared to $11,444,000 for the same period in 2009.  Net interest income for the nine months ended September 30, 2010 increased by 49.08% to $46,201,000, compared to $30,990,000 for the same period in 2009.  Operating expenses for the three months ended September 30, 2010 increased by 7.10% to $7,467,000, compared to $6,972,000 in 2009, and for the nine months ended September 30, 2010 increased by 10.71% to $22,460,000, compared to $20,287,000 in 2009.  The provision for loan losses decreased by $672,000, to $2,537,000, for the three months ended September 30, 2010 compared to the same period in 2009, and decreased by $665,000, to $7,612,000, for the nine months ended September 30, 2010 compared to the same period in 2009.  Noninterest income increased by $381,000, to $1,348,000, for the three months ended September 30, 2010 compared to the same period in 2009, and increased by $315,000, to $3,484,000, for the nine months ended September 30, 2010 compared to the same period in 2009.  Basic and diluted net income per common share were $.87 and $.77, respectively, for the three months ended September 30, 2010, compared to $.29 and $.28, respectively, for the same period in 2009.  Basic and diluted net income per common share were $2.33 and $2.11, respectively, for the nine months ended September 30, 2010, compared to $.71 and $.67, respectively, for the same period in 2009.  Return on average assets for the three and nine months ended September 30, 2010 was 1.10% and 1.06%, respectively, compared to 0.45% and 0.60% in 2009, and return on average stockholders’ equity for the three and nine months ended September 30, 2010 was 16.86% and 16.12%, respectively, compared to 6.75% and 8.60% in 2009.

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

Taxable-equivalent net interest income increased $4,458,000, or 37.88%, to $16,227,000 for the three months ended September 30, 2010 compared to $11,769,000 in 2009, and increased $15,522,000, or 49.38%, to $46,958,000 for the nine months ended September 30, 2010 compared to $31,436,000 in 2009.  These increases were attributable to growth in interest-earning assets, higher yields on loans, and lower rates paid on interest-bearing deposits.  The taxable-equivalent yield on interest-earning assets increased to 4.77% for the three months ended September 30, 2010 from 4.68% for the same period in 2009, and increased to 4.97% for the nine months ended September 30, 2010 from 4.78% for the same period in 2009.  The yield on loans for the three months ended September 30, 2010 was 5.35% compared to 5.10% for the same period in 2009, and was 5.35% compared to 5.09% for the nine months ended September 30, 2010 and 2009, respectively.  Loan fees included in the yield calculation increased to $189,000 for the three months ended September 30, 2010 from $145,000 for the same period in 2009, and increased to $587,000 for the nine months ended September 30, 2010 from $454,000 for the same period in 2009.  The cost of total interest-bearing liabilities decreased to 1.13% for the three months ended September 30, 2010 from 1.56% for the same period in 2009, and to 1.15% for the nine months ended September 30, 2010 from 1.73% for the same period in 2009.  The higher interest rates paid on the subordinated debentures sold in June 2009, 8.25%, and on the junior subordinated mandatory convertible debentures sold in March 2010, 6.00%, limited the decrease in the average rate paid on interest-bearing liabilities.

The following tables show, for the three and nine months ended September 30, 2010 and 2009, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable-equivalent basis if applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(dollars in thousands)

	2010			2009
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,309,007	$17,644	5.35%	$1,133,506	$14,560	5.10%
Mortgage loans held for sale	8,485	72	3.37	3,329	38	4.53
Investment securities:
Taxable	175,493	1,575	3.56	77,267	1,154	5.93
Tax-exempt (2)	59,144	821	5.51	41,835	579	5.49
Total investment securities (3)	234,637	2,396	4.05	119,102	1,733	5.77
Federal funds sold	60,380	31	0.20	126,321	77	0.24
Restricted equity securities	4,024	18	1.77	3,241	9	1.10
Interest-bearing balances with banks	64,409	38	0.23	5,397	-	0.00
Total interest-earning assets	$1,680,942	$20,199	4.77%	$1,390,896	$16,417	4.68%
Noninterest-earning assets:
Cash and due from banks	24,652			19,357
Net fixed assets and equipment	4,782			4,701
Allowance for loan losses, accrued
interest and other assets	20,278			10,478
Total assets	$1,730,654			$1,425,432

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$266,553	$296	0.44%	$165,781	$369	0.88%
Savings deposits	3,251	4	0.49	991	1	0.40
Money market accounts	814,769	1,658	0.81	741,626	2,202	1.18
Time deposits	257,293	1,155	1.78	232,474	1,459	2.49
Fed funds purchased	-	-	0.00	-	-	0.00
Other borrowings	55,298	859	6.16	40,093	617	6.11
Total interest-bearing liabilities	$1,397,164	$3,972	1.13	$1,180,965	$4,648	1.56
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	217,086			146,164
Other liabilities	3,502			3,725
Stockholders' equity	106,919			92,959
Unrealized gains on
securities and derivatives	5,983			1,619
Total liabilities and
stockholders' equity	$1,730,654			$1,425,432
Net interest spread			3.64%			3.12%
Net interest margin			3.83%			3.36%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $189,000 and $145,000 are included in interest income in 2010 and 2009, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $9,204,000 and $2,453,000 are excluded from the yield calculation in 2010 and 2009, respectively.

	Three Months Ended September 30,
	2010 Compared to 2009 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	$2,339	$745	$3,084
Mortgages held for sale	46	(12)	34
Investment securities:
Securities - taxable	1,022	(601)	421
Securities - tax-exempt	240	2	242
Federal funds sold	(35)	(11)	(46)
Restricted equity securities	3	6	9
Interest-bearing balances with banks	-	38	38
Total interest-earning assets	$3,615	$167	$3,782

Interest-bearing liabilities:
Interest-bearing demand deposits	$163	$(236)	$(73)
Savings	3	-	3
Money market accounts	201	(745)	(544)
Time deposits	143	(447)	(304)
Fed funds purchased	-	-	-
Other borrowed funds	236	6	242
Total interest-bearing liabilities	$746	$(1,422)	$(676)
Increases in net interest income	$2,869	$1,589	$4,458

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(dollars in thousands)

	2010			2009
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,261,839	$50,521	5.35%	$1,064,027	$40,477	5.09%
Mortgage loans held for sale	5,386	148	3.67	6,459	213	4.41
Investment securities:
Taxable	178,975	4,997	3.73	74,058	3,117	5.63
Tax-exempt (2)	57,129	2,407	5.63	35,307	1,468	5.56
Total investment securities (3)	236,104	7,404	4.19	109,365	4,585	5.61
Federal funds sold	30,891	49	0.21	79,145	148	0.25
Restricted equity securities	3,933	43	1.46	3,053	10	0.44
Interest-bearing balances with banks	26,900	49	0.24	9,109	20	0.29
Total interest-earning assets	$1,565,053	$58,214	4.97%	$1,271,158	$45,453	4.78%
Noninterest-earning assets:
Cash and due from banks	24,080			18,359
Net fixed assets and equipment	5,013			4,224
Allowance for loan losses, accrued
interest and other assets	21,889			9,381
Total assets	$1,616,035			$1,303,122

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$244,244	$917	0.50%	$153,727	$1,248	1.09%
Savings deposits	2,514	10	0.53	909	4	0.59
Money market accounts	753,443	4,337	0.77	682,205	6,943	1.36
Time deposits	249,757	3,531	1.89	206,830	4,196	2.71
Fed funds purchased	6,552	31	0.63	-	-	0.00
Other borrowings	51,125	2,430	6.35	36,887	1,626	5.89
Total interest-bearing liabilities	$1,307,635	$11,256	1.15	$1,080,558	$14,017	1.73
Noninterest-bearing liabilities:
Noninterest-bearing demand
deposits	198,028			127,564
Other liabilites	3,957			3,782
Stockholders' equity	102,745			89,839
Unrealized gains on
securities and derivatives	3,670			1,379
Total liabilities and
stockholders' equity	$1,616,035			$1,303,122
Net interest spread			3.82%			3.05%
Net interest margin			4.01%			3.31%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $587,000 and $454,000 are included in interest income in 2010 and 2009, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
(3)	Unrealized gains of $5,609,000 and $1,992,000 are excluded from the yield calculation in 2010 and 2009, respectively.

	Nine Months Ended September 30,
	2010 Compared to 2009 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	$7,833	$2,211	$10,044
Mortgages held for sale	(32)	(33)	(65)
Investment securities:
Securities - taxable	3,214	(1,334)	1,880
Securities - tax-exempt	919	20	939
Federal funds sold	(79)	(19)	(98)
Restricted equity securities	4	29	33
Interest-bearing balances with banks	32	(4)	28
Total interest-earning assets	$11,891	$870	$12,761

Interest-bearing liabilities:
Interest-bearing demand deposits	529	(860)	(331)
Savings	6	-	6
Money market accounts	664	(3,270)	(2,606)
Time deposits	764	(1,429)	(665)
Fed funds purchased	15	16	31
Other borrowed funds	669	135	804
Total interest-bearing liabilities	$2,647	$(5,408)	$(2,761)
Increases in net interest income	$9,244	$6,278	$15,522

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

The provision for loan losses was $2,537,000 for the three months ended September 30, 2010, a decrease of $672,000 from $3,209,000 for the three months ended September 30, 2009. The provision for loan losses was $7,612,000 for the nine months ended September 30, 2010, a decrease of $665,000 from $8,277,000 for the nine months ended September 30, 2009.  We continue to maintain a proactive approach to credit risk management. Nonperforming loans increased to $14,415,000, or 1.07% of total loans, at September 30, 2010 from $12,188,000, or 1.01% of total loans, at December 31, 2009, and decreased from $15,868,000, or 1.37% of total loans, at September 30, 2009.  Impaired loans increased to $53,841,000, or 4.00% of total loans, at September 30, 2010.  The increase in impaired loans at September 30, 2010 relates to management’s determination to increase the number of loans evaluated on a loan-by-loan basis to encompass all loans classified as substandard or below, coupled with prevailing economic conditions.  The allowance for loan losses totaled $16,903,000, or 1.26% of loans, net of unearned income, at September 30, 2010, compared to $14,737,000, or 1.22% of loans, net of unearned income, at December 31, 2009 and $14,596,000, or 1.26% of loans, net of unearned income, at September 30, 2009.

Noninterest Income

Noninterest income totaled $1,348,000 for the three months ended September 30, 2010, an increase of $381,000, or 39.40%, compared to the same period in 2009, and totaled $3,484,000 for the nine months ended September 30, 2010, an increase of $315,000, or 9.94%, compared to the same period in 2009.  Income from mortgage banking operations for the three months ended September 30, 2010 was $589,000, up $170,000, or 40.57%, from $419,000 for the same period in 2009, and for the nine months ended September 30, 2009 was $1,336,000, down $366,000, or 21.50%, from $1,702,000 for the same period in 2009.  Recent increases in mortgage income are reflective of the high refinancing volume due to historically low interest rates.  Income from customer service charges and fees for the three months ended September 30, 2010 increased $145,000, or 34.61%, to $564,000 from $419,000 for the same period in 2009, and for the nine months ended September 30, 2009 increased $567,000, or 49.26%, to $1,718,000 from $1,151,000 for the same period in 2009.  The increase is primarily due to an increase in transaction accounts from 2009 to 2010.  Merchant service fees were $88,000 for the three months ended September 30, 2010, a decrease of $88,000, or 50.10%, compared to $176,000 for the same period in 2009, and were $287,000 for the nine months ended September 30, 2010, a decrease of $213,000, or 42.62%, compared to $501,000 for the same period in 2009.

Noninterest Expense

Noninterest expense totaled $7,467,000 for the three months ended September 30, 2010, an increase of $495,000, or 7.10%, compared to $6,972,000 in 2009, and totaled $22,460,000 for the nine months ended September 30, 2010, an increase of $2,173,000, or 10.71%, compared to $20,287,000 in 2009.  The increases for the three and nine month periods in 2010 over the same periods in 2009 were primarily due to higher FDIC insurance assessments on our deposits, higher salary expense and mortgage commissions, higher rent and insurance expense related to our move into our new headquarters building in Birmingham in July 2009, and higher data processing charges due to increases in the number of accounts and transaction volume. These increases were partially offset by lower merchant processing expenses.

Income Tax Expense

Income tax expense was $2,532,000 for the three months ended September 30, 2010 compared to $622,000 for the same period in 2009, and was $6,780,000 for the nine months ended September 30, 2010 compared to $1,708,000 for the same period in 2009. Our effective tax rates for the three and nine months ended September 30, 2010 were 34.54% and 34.57%, respectively, compared to 27.89% and 30.53% for the same periods in 2009.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.  We increased our marginal accrual rate from 34% to 35% based on anticipated net income for the full year 2010.

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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2010. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  As disclosed in that report, during the first quarter of 2010, we discovered a material weakness in our internal control over financial reporting relating to the treatment in our financial statements of the Federal Deposit Insurance Corporation’s special three-year prepaid premium assessment for the year ended December 31, 2009.  We corrected this material weakness prior to the filing of our Annual Report on Form 10-K, and we have made changes to our internal control over financial reporting that we believe appropriate to ensure that similar changes in FDIC assessments and prepayments are accurately reported.

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

SERVISFIRST BANCSHARES, INC.

Date: November 1, 2010	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: November 1, 2010	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer