Form 10-K
period 2010-12-31
ServisFirst Bancshares, Inc.
filed 2011-03-08
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company Yes  ☐     No  ☑

As of June 30, 2010, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a price of $25.00 per share of Common Stock, was $122,542,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of February 28, 2011, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 5,527,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2010

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Form 10-K, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 41, are “forward-looking statements” that are based upon our current expectations and projections about future events.  Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results.  When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared and may not be realized due to a variety of factors, including, but not limited to, the following:

•
the effects of the current economic recession and the possible continued deterioration of the United States economy, particularly deterioration of the economy in Alabama and the communities in which we operate;

•	the effects of continued deleveraging of United States citizens and businesses;

•	the current financial and banking crisis resulting in the massive devaluation of the assets and shareholders’ equity of many of the United States’ financial and banking institutions;

•	the effects of continued compression of the residential housing industry, the continued recession and recovery and rising unemployment;

•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements.  For certain other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A beginning on page 26.

PART I

ITEM 1.  BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate nine full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and are in the process of establishing a new banking office in the Pensacola-Ferry Pass-Brent, Florida MSA (Escambia and Santa Rosa Counties).  As of December 31, 2010, we had total assets of approximately $1.94 billion, total loans of approximately $1.39 billion, total deposits of approximately $1.76 billion and total stockholders’ equity of approximately $117.1 million.

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

Our principal business is to accept deposits from the public and to make loans and other investments.  Our principal sources of funds for loans and investments are demand, time, savings and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayment of loans and borrowings.  Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments, and service charges.  Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

We are headquartered at 850 Shades Creek Parkway, Suite 200, Birmingham, Alabama 35209 (Jefferson County).  In addition to the Jefferson County headquarters, the Bank currently operates through three offices in the Birmingham-Hoover, Alabama MSA (two offices in Jefferson County and one office in North Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County) and two offices in the Dothan, Alabama MSA (Houston County) and are in the process of establishing an office in the Pensacola-Ferry Pass-Brent, Florida MSA (Escambia County).  These MSAs constitute our primary service areas, and we also serve certain areas adjacent to our primary service areas.

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

We also operate in the Huntsville, Alabama MSA, the Montgomery, Alabama MSA and the Dothan, Alabama MSA.  We believe the Huntsville market offers substantial growth as one of the strongest technology economies in the nation, with over 300 companies performing sophisticated government, commercial and university research.  Huntsville has one of the highest concentrations of engineers in the United States, as well as one of the highest concentrations of Ph.D.s.  Huntsville is located in North Alabama off U.S. Interstate 65 between Birmingham and Nashville, Tennessee.  Montgomery is the capital and one of the largest cities in Alabama and home to the Hyundai Motor Manufacturing plant, which began production in May 2005.  Montgomery is located in central Alabama between Birmingham and Mobile, Alabama and is intersected by U.S. Interstates 65 (connecting Birmingham and Mobile, Alabama) and 85 (connecting Montgomery to Atlanta, Georgia).  Dothan is located in the southeastern corner of the State of Alabama near the Georgia and Florida state lines and is 35 miles from U.S. Interstate 10 which runs through the panhandle of Florida and connections Mobile, Alabama to Tallahassee, Florida.  Dothan is also intersected by U.S. Highways 231, 431 and 84, which are common trucking lanes, and has access to railroad and the Chattahoochee River.  With two offices in each of Madison, Montgomery and Houston Counties, we believe that we have a base of banking resources to serve such counties.

We are in the process of opening our first office outside the State of Alabama in Pensacola, Florida.  We have recruited an experienced team of veteran Pensacola bankers to help us establish this office.  Pensacola is located in the Florida panhandle approximately 50 miles east of Mobile, Alabama, and 40 miles west of Fort Walton, Florida, with easy access to U.S. Interstate 10 just minutes away.  Pensacola is a regional hub for healthcare and retail, with an important manufacturing sector, a strong tourism presence and a broadly diversified economy.

We conduct a general consumer and commercial banking business, emphasizing personal banking services to commercial firms, professionals and affluent consumers located in our service areas.  We believe the current market for financial services, as well as the prospects for the future, present opportunity for a locally owned and operated financial institution.  Specifically, we believe that our primary service areas will be in need of local institutions to respond to customer and deposit attrition resulting from the acquisitions during the last few years of Alabama-headquartered banks, including the acquisitions of SouthTrust Corporation by Wachovia Corporation (which has now been acquired by Wells Fargo & Company), AmSouth Bancorporation by Regions Financial Corporation, Compass Bancshares, Inc. by Banco Bilbao Vizcaya Argentaria and Alabama National Bancorporation (operating as First American Bank) by RBC Centura Banks.  We believe that a community-based bank such as the Bank can better identify and serve local relationship banking needs than can an office or subsidiary of such larger banking institutions.

Local Economy of Service Areas

Birmingham.  We believe that Jefferson and Shelby Counties offer us a growing and diverse economic base in which to operate.  Jefferson and Shelby Counties are the primary counties for the seven-county Birmingham Metropolitan Area.  With a 2010 population of 671,861, Jefferson County includes Birmingham, Alabama’s largest city, and is Alabama’s most populated county.  Shelby County has a population of 193,570 and is among the fastest growing counties in the U.S.  Between 2000 and 2010, Shelby County’s population increased more than 35%.

Jefferson and Shelby Counties have the highest population density in Metropolitan Birmingham and account for more than 75% of the population in the entire seven-county region.  In 2010, the combined population of Jefferson and Shelby Counties was 865,431 with 340,561 households.  Between 2000 and 2010, the counties grew by more than 60,000 residents or 7.5%.  The projected growth rate for the two counties between 2010 and 2015 is 4% or an additional 33,620 residents, which will bring the total population of the two counties to almost 900,000.

Serving as the core of Metropolitan Birmingham, Jefferson and Shelby Counties have an employment base of 459,938 – more than 88% of Metropolitan Birmingham’s total employment.   The counties combined 2010 average household income is $72,517, an almost 40% increase since 2000.  The counties’ 2000 to 2010 average household income growth rate is considerably higher than the U.S. average household income growth rate of 28%.

The economic composition of Metropolitan Birmingham is a diverse mixture of traditional and emerging employment sectors.  Metals manufacturing is an important historical sector; finance and insurance, healthcare services and distribution are currently the region’s core economic sectors and biological and medical technology; entertainment and diverse manufacturing have been identified as the region’s emerging economic sectors.

Finance and insurance is among the most specialized economic sectors in Metropolitan Birmingham.  Several banks and insurance companies have corporate or regional headquarters in the region, including: Regions Financial Corporation, BBVA Compass, Protective Life, Infinity Insurance and State Farm.

Healthcare services is also a core economic sector of Metropolitan Birmingham.  The University of Alabama at Birmingham (UAB) is Alabama’s largest employer, with more than 19,000 employees, and is among the elite healthcare centers in the U.S.  UAB’s annual economic impact is estimated at more than $4.6 billion; in 2009, UAB received $489 million in outside research funding.  Additionally, Birmingham is home to the largest nonprofit independent research laboratory in the Southeast – Southern Research Institute.  These two institutions form the foundation of the region’s growing biotechnology sector.

Diverse manufacturing is an emerging economic sector and is spearheaded by the presence of two major automotive manufacturing facilities, Mercedes Benz U.S. International and Honda Manufacturing of Alabama.  These automotive manufacturing facilities together employ more than 7,000 and serve as the basis for the region’s growth in transportation equipment manufacturing.

Other major corporations headquartered or with a major presence in Metropolitan Birmingham include: HealthSouth Corporation, Vulcan Materials and AT&T.  Moreover, Birmingham serves as the headquarters to six of the country’s top-performing private companies on the elite Forbes 500 list, including O’Neal Steel and Drummond Company.

Unless otherwise stated, the foregoing and other pertinent data can be found on the websites of the Birmingham Regional Chamber of Commerce and the Federal Deposit Insurance Corporation (the “FDIC”).

Huntsville. Huntsville, Madison County, is the life-center for North Alabama and has seen steady growth since the 1960's.  Today there are nearly one million people within a 50-mile radius of Huntsville.  The metropolitan population is diverse and rich in culture, with many residents moving into the area as a technology destination from all 50 states and numerous countries, including Japan, Switzerland, Korea, Germany and the U.K.  In 2009, the Huntsville, Alabama MSA (which includes Madison and Limestone Counties) had a population of 397,000 people, up 16.0% from the 2000 U.S. Census, and Madison County's population was 321,000, up 16.1% from the 2000 Census.  The Huntsville metro population grew at over twice the rate of the rest of Alabama and nearly twice the rate of the U.S. as a whole.  According to a 2008 estimate, the average household income was $71,267 for the Huntsville, Alabama MSA, $73,430 for Madison County and $65,159 for the City of Huntsville.  The City of Madison reported an average household income of $72,432 according to the 2000 U.S. Census.

We believe that Huntsville offers substantial growth as one of the strongest technology economies in the nation with one of the highest concentrations of engineers and Ph.D.s in the United States.  Huntsville has a number of major government programs, including NASA programs such as the Space Station and Space Shuttle Propulsion and U.S. Army programs such as the National Space and Missile Defense Command, Army Aviation and Foreign Military Sales.  Cummings Research Park in Huntsville is now the second largest research park in the United States and the fourth largest research park in the world.  Huntsville was ranked number one in the state for announced new and expanding jobs from 2004 to 2008, according to the Alabama Development Office.  Huntsville was named as Forbes magazine’s “Best Place to Live to Weather the Economy” in November 2008.  Further, Forbes named Huntsville one of its “Leading Cities for Business” six years in a row, including 2008, as well as one of the “10 Smartest Cities in the World” in 2009.  Fortune Small Business Magazine named Huntsville as the country’s “Top Mid-sized City to Launch and Grow a Business” and Kiplinger Magazine named Huntsville as the nation’s “Best City” in 2009.  Huntsville is home to the highest concentration of Inc. 500 Companies in the United States and also a number of offices of Fortune 500 companies.  Major employers in Huntsville include the U.S. Army/Redstone Arsenal, the Boeing Company, NASA/Marshall Space Flight Center, Intergraph Corporation, Benchmark Electronics, ADTRAN, Inc., Northrop Grumman, Cinram, SAIC, DirecTV, LG Electronics, Inc., Lockheed Martin, and Toyota Motor Manufacturing of Alabama.  Job growth in the Huntsville metro area has been strong, with over 29,000 new workers added since 2000, accounting for 46% of the state’s net job growth during that same period of time.  The Huntsville metro area’s employment growth rate of 15.8% is almost four times the U.S. average. Professional and business service employment in the Huntsville metro area grew by 41.7% from 2000-2008, adding a total of 13,900 workers primarily in professional, scientific and technical fields.

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

The foregoing and other pertinent data are available on the Huntsville/Madison County Chamber of Commerce's and the FDIC's websites.

Montgomery.  Montgomery is Alabama’s second largest city and is the capital of Alabama.  We have identified Montgomery as a high-growth market for us, second in the state of Alabama only to Huntsville in the growth of new jobs from 2000-2007.  A recent competitive assessment conducted by Market Street Services on behalf of the Montgomery Area Chamber of Commerce shows Montgomery outpacing the State of Alabama as a whole, as well as the benchmark cities of Richmond, Virginia, Little Rock, Arkansas, and Shreveport, Louisiana, with an 11.1% increase in net new jobs during the same period.  It is also noteworthy that, according to Market Street, Montgomery had more jobs in March 2010 than it did in March 2000, unlike Richmond, the State of Alabama, and the United States.

The Montgomery metro area comprises 366,401 residents, and is the fourth most populous county in Alabama. Over the past 15 years 16,500 jobs have been created in the metro area, an increase of 11%. The area’s wealth has more than doubled since 1990, with a total personal income of $13.2 billion for the Montgomery metro area in 2008. The average median family income grew 25% from 1990 to 2008, from $45,182 to $56,400. The area’s per capita income grew from $18,500 in 1990 to $35,973 in 2009, an increase of 94%.

Recent developments in Montgomery include the more than $1 billion that has been spent on the revitalization of downtown Montgomery and the Riverfront District, including over $200 million on a downtown four-star hotel, performing arts theatre, and convention center complex.   Downtown Montgomery also opened a new minor league baseball stadium in 2004, and the Montgomery Regional Airport completed a $40 million renovation and expansion project in 2006.

As its capital city, the State of Alabama employs approximately 9,500 persons in Montgomery, as well as numerous service providers.  Montgomery is also home to Maxwell Gunter Air Force Base, which employs more than 12,000 persons, including Air University, the worldwide center for U.S. Air Force leadership and education, in addition to global information technology support systems.  In 2010 a new Network Operations Squadron for Air Force Cyber Command and worldwide Air Force Enterprise Call Center created 370 new high-paying civilian and military jobs while strengthening the overall mission of Maxwell/Gunter.

In May of 2005, Hyundai Motor Manufacturing Alabama (HMMA) opened its Montgomery manufacturing plant, which was built with a capital investment of over $1.4 billion.  That plant, which now employs over 3,500 people and produces two Hyundai models, has been further expanded with the addition of a new engine plant.  That engine plant will also serve the new Kia manufacturing facility in West Point, Georgia.  The area has also benefited from the nearly 30 top-tier Hyundai suppliers who have invested over $550 million in new plant facilities, producing almost 8,000 additional jobs.  In 2010, HMMA announced an additional $50 million capital investment in order to prepare for the addition of the 2011 Elantra  production line.

In 2010, Montgomery led the state in announced new and expanding industries.  Hyundai Power Transformers USA will create 1,000 new jobs and invest more than $125 million in Montgomery, the largest project in the State of Alabama for 2010 and the company’s first American manufacturing facility.  In addition, approximately 400 new jobs and more than $150 million in capital investment were announced in 2010 as a result of existing industry expansions.  Two additional corporate headquarters announced their locations in Montgomery in 2010, Hausted Patient Handling Services and Community Newspaper Holdings Inc.

The foregoing and other pertinent data can be found on the Montgomery Area Chamber of Commerce’s and the FDIC’s websites and recent publications of the Montgomery Area Chamber of Commerce, particularly the Montgomery Business Journal (complete archived editions available at montgomerychamber.com).

Dothan.  Dothan, in Houston County, is located in the southeastern corner of Alabama and is conveniently placed near the Florida panhandle and Georgia state line.  We believe that this market has great potential due to its central hub, its accessibility to large distribution centers, its home to several major corporations, and its lack of personalized banking services currently being provided.  According to the FDIC, Dothan’s deposit base has grown 28% during the past five years.  Furthermore, Dothan’s two largest deposit holders are Regions Bank and Wells Fargo Bank (formerly SouthTrust Bank and more recently Wachovia Bank), each of which has undergone substantial changes in recent years, which we believe provides an opportunity for a new bank such as us.  We believe the citizens of Dothan demand the personal service provided by the Bank, making it a more viable option for the current residents than local branches of larger regional competitors.  The Bank’s two offices are strategically located in the southeastern and western areas of Dothan, which are growing areas of business activity and development.

In 2009, the Dothan, Alabama MSA had a population of 142,000 people, a 9.8% increase from 2000.  Houston County had a population of 99,000, a 11.5% increase from 2000, while the city of Dothan has experienced a 16.8% increase in population since 2000.

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

Dothan is a hub of healthcare for southeast Alabama, southwest Georgia and north Florida areas, with two regional hospitals, Southeast Alabama Regional Medical Center employing over 2,000 medical professionals and support staff, and Flowers Hospital employing 1,400 medical professionals and support staff.  The area also has a strong history in the expansion of aviation jobs in Alabama through Enterprise-Ozark Community College (avionics and aviation mechanic training) and Fort Rucker, the Army Aviation Center of the United States.  The highly specialized Dothan Airport Industrial Park offers the land and infrastructure to house aviation related projects with runway access to facilities. The existence of these industries and the constant growth allows an opportunity for the Bank to increase its presence and penetration in this market.

The foregoing and other pertinent data can be found on the Dothan Chamber of Commerce’s and the FDIC’s websites.

Pensacola.  The Pensacola-Ferry Pass-Brent MSA (Escambia and Santa Rosa Counties) has a population of more than 450,000, up from 412,000 in 2000.  Population in the Pensacola city limits totals 53,752, down from 56,255 in 2000.  Pensacola is served by the Pensacola Gulf Coast Regional Airport, which transports over 1.5 million passengers per year, representing more traffic than the airports in Mobile and Fort Walton combined.

     The Pensacola and Northwest Florida economies are driven by tourism, military, health services, and medical technologies industries.  Five major military bases are located in northwest Florida:  Eglin Air Force Base, Hurlburt Field, Pensacola Whiting Field, Pensacola Naval Air Station and Corry Station.  Pensacola, the cradle of naval aviation, is home to the U.S. Navy’s precision flight team, the Blue Angels, and has trained naval aviators for decades.  Defense spending by these bases totals nearly $5 billion annually.  Other major employers in the area include Sacred Heart Health System, Baptist Healthcare, West Florida Regional Hospital, Gulf Power Company (Southern Company), the University of West Florida, International Paper, Ascend Performance Materials (Solutia), GE Wind Energy, Armstrong World Industries, and Wayne Dalton Corporation.  The Pensacola Bay area is also home to the Andrews Institute for Orthopaedics and Sports Medicine, a leading surgical and research center in the world for human performance enhancement.  A vibrant small business sector operates in all areas of the economy.

     According to the FDIC, Pensacola MSA market deposits as of June 30, 2010 totaled approximately $5.4 billion (not including credit union deposits) among 22 banks.  Top market share performers include Regions (19.5%), Synovus (17.74%), Wells Fargo (15.9%), Bank of America (7.18%) and Suntrust (5.27%).  Currently, only large regional or national banks dominate Pensacola’s market share.  We believe this creates the opportunity for a service-oriented community bank such as ServisFirst to not only establish itself but to flourish.

     Market deposit growth has been relatively flat over the last ten years, but we believe the opportunity presented by expansion into Pensacola is not necessarily from a growth market.  The three largest community banks are under public consent orders, and the national/regional banks are distracted by continued credit issues, recent mergers, and employee layoffs, and we believe that they are no longer able to give customers the personalized and responsive attention they deserve and demand.  The top regional banks have nonperforming asset ratios approaching 10%. Recent mergers in the market include AmSouth/Regions, Wachovia/Wells Fargo, and, most recently, Whitney/Hancock.  Synovus recently announced a $100 million expense reduction plan which we believe will inevitably affect the local division, Coastal Bank and Trust.  These factors have caused the “big” banks to lose focus on their customers and have essentially terminated any significant business development efforts.  As a result, we believe that a need has been created for a financially sound, community-focused bank such as ServisFirst, with motivated, experienced, and energized team members empowered to make timely, local decisions.  In addition to the higher level of service offered than mass-market retail banks offer, we also believe that ServisFirst offers more sophisticated products than community banks currently operating in the market.

The foregoing and other pertinent data can be found on the Pensacola Chamber of Commerce’s and the FDIC’s websites.

Deposit Growth in Our Markets

According to FDIC reports, total deposits in Jefferson and Shelby Counties grew from approximately $14.5 billion in June 2001 to approximately $25.1 billion in June 2010, representing a compound average annual growth rate of approximately 5.97% over the period.  Deposits in Madison County grew from approximately $3.2 billion in June 2001 to approximately $6.5 billion in June 2010, representing a compound average annual growth rate of approximately 8.19% over the period.  Deposits in Montgomery County grew from approximately $2.9 billion in June 2001 to approximately $4.6 billion in June 2010, representing a compound average annual growth rate of approximately 5.26% over the period.  Deposits in Houston County grew from approximately $1.3 billion in June 2001 to approximately $2.1 billion in June 2010, representing a compound average annual growth rate of approximately 6.18% over the period.  While our markets have been negatively affected by the current recession and credit crisis, we believe that each of our markets will continue to grow and believe that many local affluent professionals and small business customers will do their banking with local, autonomous institutions that offer a higher level of personalized service.

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

We currently conduct business principally through our nine banking offices (including our second office in the Dothan MSA, which opened in February 2011).  Based upon the latest data available on the FDIC’s website as of June 30, 2010, and our records, our total deposits in the Birmingham-Hoover MSA ranked 9th among 49 financial institutions and represented approximately 2.47% of the total deposits in the Birmingham-Hoover MSA.  Our total deposits in the Huntsville MSA ranked us 8th among 25 financial institutions and represented approximately 4.59% of the total deposits in the Huntsville MSA.  Our total deposits in the Montgomery MSA ranked us 7th among 22 financial institutions and represented approximately 5.14% of the total deposits in the Montgomery MSA. Our total deposits in the Dothan MSA, our newest service area other than Pensacola, ranked us 4th among 21 financial institutions and represented approximately 6.89% of the total deposits in the Dothan MSA.  Together, deposits for all institutions in Jefferson, Shelby, Montgomery, Madison, and Houston Counties represented approximately 46.60% of all the deposits in the State of Alabama at June 30, 2010.

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2010, as reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
		(Dollar amounts in millions)
Alabama:
Birmingham-Hoover MSA	3	$686.3	$27,841.4	9	2.47%
Montgomery MSA	2	301.8	5,869.6	7	5.14%
Huntsville MSA	2	330.1	7,207.8	8	4.59%
Dothan MSA	1	195.9	2,845.0	4	6.89%

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

Many other commercial or savings institutions currently have offices in our primary service areas.  These institutions include many of the largest banks operating in Alabama, including some of the largest banks in the country. Many of our competitors serve the same counties we serve.  Virtually every type of competitor for business of the type we serve has offices in each of our primary markets.  In our service areas, our five largest competitors are generally Regions Bank, Wells Fargo Bank, Compass Bank (now a subsidiary of Banco Bilbao Vizcaya Argentaria), BB&T and RBC Bank USA.  These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services, and electronic technology than we can.  To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

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

Commercial Loans

Our commercial lending activity is directed principally toward businesses and professional service firms whose demand for funds falls within our legal lending limits.  We also make loans to small- to medium-sized businesses in our primary service areas for purposes such as new or upgraded plant and equipment, inventory acquisition and various working capital purposes.  Typically, targeted borrowers have annual sales between $2 million and $250 million.  This category of loans includes loans made to individual, partnership or corporate borrowers, and such loans are obtained for a variety of business purposes.  We offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas.  These commercial lending products include seasonal loans, bridge loans and term loans for working capital, expansion of the business, or acquisition of property, plant and equipment.  We also offer business lines of credit.  The repayment terms of our commercial loans will vary according to the needs of each customer.

Our commercial loans will usually be collateralized.  Generally, collateral consists of business assets, including any or all of general intangibles, accounts receivables, inventory, equipment, or real estate.  Collateral is subject to  the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectibility in a default situation.  To mitigate this risk, we underwrite collateral to strict standards, including valuations and general acceptability based on our ability to monitor its ongoing health and value.

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

During the period 2008 – 2010, there were numerous construction loan defaults among many commercial bank loan portfolios, including a number of Alabama-based banks such as Regions Financial Corporation and Colonial Bancgroup, Inc.  To mitigate that risk, our board of directors and management review the entire portfolio on a periodic basis and we internally track and monitor these loans closely.  On a quarterly basis, the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas.  While total construction loans decreased $52.1 million in 2010, we increased our allocation slightly within our loan loss reserve for construction loans, from $6.3 million at the end of 2009 to $6.4 million at the end of 2010. Charge-offs for construction loans increased from $3.3 million for 2009 to $3.5 million for 2010.

Residential Real Estate Loans.  Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences.  We will originate and maintain fixed rate mortgages with long-term maturity and balloon payments generally not exceeding five years.  The majority of our fixed-rate loans are sold in the secondary mortgage market.  All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%.  Risks associated with these loans are generally less significant than those of other loans and involve fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems.  Real estate has recently experienced a period of declining prices which negatively affects real estate collateralized loans, but this negative effect has to date been more prevalent in regions of the United States other than our primary service areas; however, homes in our primary service areas may experience significant price declines in the future.  We have not made and do not expect to make any Alt-A or subprime loans.

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

•
Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default and have become particularly risky as housing prices decline, thereby reducing and in some cases eliminating a home owner’s equity relative to their primary mortgage.  To date, homes in our primary service areas have not experienced the severe price declines of homes in other regions of the United States; however, homes in our service areas have experienced some price declines in the past two years.  Our current underwriting policy allows home equity lines in amounts less than 90% of current market value.  Although this appears high, our historical losses for home equity lines have been less than losses on the loan portfolio as a whole (21 basis points for the year ended December 31, 2010).  We also require the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed.

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

Commitments and Contingencies

As of December 31, 2010, we had commitments to extend credit beyond current fundings of approximately $538.7 million, had issued standby letters of credit in the amount of approximately $47.1 million, and had commitments for credit card arrangements of approximately $17.6 million.

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

These factors are evaluated monthly, and changes in the asset quality of individual loans are evaluated as needed.

We assign all of our loans individual risk grades when they are underwritten.  We have established minimum general reserves based on the asset quality grade of the loan.  We also apply general reserve factors based on historical losses, management’s experience and common industry and regulatory guidelines.

After a loan is underwritten and booked, it is monitored or reviewed by the account officer, management, internal loan review, and external loan review personnel during the life of the loan.  Payment performance is monitored monthly for the entire loan portfolio; account officers contact customers during the regular course of business and may be able to ascertain if weaknesses are developing with the borrower; independent loan consultants perform a review annually; and federal and state banking regulators perform annual reviews of the loan portfolio.  If we detect weaknesses that have developed in an individual loan relationship, we downgrade the loan and assign higher reserves based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt.  We have established a policy to discontinue accrual of interest (non-accrual status) after the loan has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and is in actively process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If a loan will not be collected in full, we increase the allowance for loan losses to reflect our management’s estimate of any potential exposure or loss.

Our net loan losses to average total loans decreased to 0.55% for the year ended December 31, 2010 from 0.60% for the year ended December 31, 2009, up from 0.41% for the year ended December 31, 2008.  Historical performance, however, is not an indicator of future performance, and our future results could differ materially, particularly in the current real estate environment and economic recession.  As of December 31, 2010, we had $14.3 million of non-accrual loans, of which 81% are secured real estate loans.  We have allocated approximately $6.4 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans and $5.2 million to commercial and industrial loans, and have a total loan loss reserve as of December 31, 2010 allocable to specific loan types of $13.2 million.  We also currently maintain a general reserve, which is not tied to any particular type of loan, in the amount of approximately $4.9 million as of December 31, 2010, resulting in a total loan loss reserve of $18.1 million.  Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable, including after considering the effect of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

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

Investments

In addition to loans, we make investments in securities, primarily in mortgage-backed securities and state and municipal securities.  No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.  Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors.  Our investment policy provides that no more than 50% of our total investment portfolio may be composed of municipal securities.

All securities held are traded in liquid markets, and we have no auction-rate securities.  As of December 31, 2010, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value of $3.3 million and certain restricted securities of First National Bankers Bank in which we invested $250,000.  Neither of these securities had contractual maturities or quoted fair values, and no ready market exists for either of these securities.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2010.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts.  We currently have no brokered deposits.  To attract deposits, the Company employs an aggressive marketing plan throughout its service areas that features a broad product line and competitive services.  The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas.  We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals.  We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking by mail and remote capture for non-cash items.  The Bank is a member of the FDIC, and thus our deposits are FDIC-insured.  With regard to noninterest-bearing transaction accounts, the Bank opted into the Temporary Liquidity Guarantee Program by which the FDIC guaranteed noninterest-bearing deposit transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through June 30, 2010 (which was later extended to December 31, 2010), with the exception of NOW accounts, which were only covered if interest rates paid were less than or equal to 0.25%.  Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the FDIC is required to provide full deposit insurance coverage for noninterest-bearing transaction accounts for a two-year period beginning December 31, 2010.  This section applies to all insured depository institutions and, unlike under the Temporary Liquidity Guarantee Program, no opt-outs are permitted and low-interest NOW accounts are not covered.

The scheduled maturities of time deposits at December 31, 2010 are as follows:

Maturity	$100,000 or more	Less than $100,000	Total
	(Dollars in Thousands)
Three months or less	$46,891	$15,939	$62,830
Over three through six months	38,519	7,869	46,388
Over six months through one year	55,112	14,654	69,766
Over one year	82,384	17,121	99,505
Total	$222,906	$55,583	$278,489

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

Employees

We had 170 full-time equivalent employees as of December 31, 2010.  We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Branching

Under current Alabama law, the Bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Alabama.  While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Wall Street Reform and Consumer Protection Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.  This makes it much simpler for banks to open de novo branches in other states. We are in the process of seeking to obtain necessary regulatory approvals to open our planned Pensacola branch using this new mechanism.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2010, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Currently, annual deposit insurance assessments range from $.07 to $.77 per $100 of assessable deposits, depending on the institution’s capital group and supervisory subgroup.  This assessment rate is adjusted quarterly, and our rate has been set at $.0347, or $.1388 annually, per $100 of deposits for the fourth quarter of 2010.

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

The FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the thrift industry.  For the fourth quarter of 2010, the FICO assessment is equal to $.0102 cents per $100 in assessable deposits.  These assessments will continue until the bonds mature in 2019.

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

In October 2008, the FDIC inaugurated the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program consists of two basic components: (1) a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies; and (2) a full guarantee of non-interest bearing deposit transaction accounts.  We opted into the transaction account guarantee portion of the TLG Program, which will insure all balances in non-interest bearing transaction accounts and NOW accounts with interest rates less than or equal to 0.50% through June 30, 2010 (which was later extended to December 31, 2010), with the exception of NOW accounts, which were only covered if interest rates paid were less than or equal to 0.25%.  The FDIC premiums paid by the Bank increased by the amount of assessment charged on the balances in such accounts that are in excess of the maximum insured balances under normal FDIC coverage.  We opted out of the senior unsecured debt guarantee portion of the TLG Program.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2010, our consolidated ratio of total capital to risk-weighted assets was 11.82%, and our ratio of Tier 1 Capital to risk-weighted assets was 10.22%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2010, our leverage ratio was 7.77%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

As of December 31, 2010, the Bank’s most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that the Bank is well-capitalized under the prompt corrective action provisions as of December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of December 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$166,850	11.82%	$112,927	8.00%	N/A	N/A
ServisFirst Bank	166,721	11.81%	112,978	8.00%	$141,222	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	144,263	10.22%	56,464	4.00%	N/A	N/A
ServisFirst Bank	144,117	10.20%	56,489	4.00%	84,733	6.00%
Tier 1 Capital to Average Assets:
Consolidated	144,263	7.77%	74,266	4.00%	N/A	N/A
ServisFirst Bank	144,117	7.77%	74,236	4.00%	92,795	5.00%

Potential Changes in Capital Adequacy Requirements

On December 15, 2010, the Basel Committee on Banking Supervision, a group representing the central banking authorities of 27 nations that formulates recommendations on banking supervisory policy, released its final framework for strengthening international capital and liquidity regulation, known as “Basel III”.  Although the Basel III framework is not directly binding on the U.S. bank regulatory agencies, it has been predicted that the regulatory agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III.  When fully phased in on January 1, 2019, Basel III will require banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period, but the implementation of the new framework will commence January 1, 2013. On that date, to the extent the Basel III standards are adopted by the applicable regulatory agencies, banks will be required to meet the following minimum capital ratios: 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets and 8.0% total capital to risk-weighted assets.

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

The Alabama Banking Department also regulates the Bank’s dividend payments and must approve any dividends that would exceed 50% of the Bank’s net income for the prior year.  Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital.  As of December 31, 2010, the Bank’s surplus was equal to 54.0% of the Bank’s capital.  The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus.  Based on this, the Bank would be limited to paying $39.1 million in dividends as of December 31, 2010.  In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act, which amended the federal Fair Credit Reporting Act (the “FCRA”).  These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

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

 Recent Federal Legislation relating to Financial Institutions

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act will eliminate the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts and certain attorney’s trust accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau will have examination and enforcement authority over all banks with more than $10 billion in assets. Savings institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Temporary Liquidity Guarantee Program (“TLGP”) and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material and adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Industry

Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are likely to increase our costs of operations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act will eliminate the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts and certain attorney’s trust accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau will have examination and enforcement authority over all banks with more than $10 billion in assets. Savings institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Additional regulatory requirements especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Temporary Liquidity Guarantee Program (“TLGP”) and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material and adverse effect on our business, financial condition, and results of operations.

Current market conditions have adversely affected, and may continue to adversely affect, us, our customers and our industry.

Because our business is focused exclusively in the Southeastern United States, we are particularly exposed to downturns in the U.S. economy in general and in the Southeastern economy in particular. Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets may adversely affect our customers and thus our business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current market volatility and industry developments may adversely affect our business and financial results.

The volatility in the capital and credit markets, along with the housing declines over the past three years, has resulted in significant pressure on the financial services industry.  We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically.  If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted.  We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy. The current recession has had major adverse effects on the banking and financial industry, many of which have lost well over 50% of their market capitalization during the past three years due to material and substantial losses in their loan portfolios and substantial write downs of their asset values. As described above, recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material affect on banks and bank holding companies like us.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.  As a relatively new public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the related rules and regulations promulgated by the Securities and Exchange Commission.  These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices.  Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have previously experienced.  Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we will be subject to as a public company. In addition, it is possible that the sudden application of these requirements to our business will result in some cultural adjustments and strain our management resources.

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

Risks Related To Our Business

 Our construction and land development loan portfolio and commercial and industrial loan portfolio are both subject to unique risks that could have a material adverse effect on our financial condition and results of operations.

The severity of the decline in the U.S. economy has adversely affected the performance and market value of many of our loans.  Several years of decline and stagnation in the residential housing market have directly affected our construction and land development loans, while unemployment and general economic weakness have adversely affected parts of our commercial and industrial loan portfolio.  Our construction and land development loan portfolio was $172.1 million at December 31, 2010, comprising 12.3% of our total loans.  Our commercial and industrial loans were $536.6 million, or 38.5% of total loans at December 31, 2010.  Construction loans are often riskier than home equity loans or residential mortgage loans to individuals.  In the event of a general economic slowdown like the one we are currently experiencing, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could negatively affect the borrowers’ ability to repay on a timely basis.  We, as well as our competitors, have experienced a significant increase in impaired and non-accrual construction and land development loans and commercial and industrial loans.  We believe we have established adequate reserves with respect to such loans, although there can be no assurance that our actual loan losses will not be greater or less than we have anticipated in establishing such reserves. Primarily as a result of the continued weakness in residential construction and overall poor economic conditions in our market areas, our total impaired loans increased to $51.5 million at December 31, 2010 compared to $21.5 million at December, 2009. Of this $51.5 million of impaired loans, $28.7 million were real estate construction and $11.5 million were commercial and industrial loans. We had an allowance for loan losses of $18.1 million, of which $6.4 million, or 35.4%, was allocated to real estate construction loans, and $5.2 million, or 28.8%, was allocated to commercial and industrial loans.

In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner.  Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available.  In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.  We target small and medium-sized businesses as loan customers.  Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness.  Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.  Despite the effects of the ongoing economic decline, we believe our allowance for loan losses is adequate.  Our allowance for loan losses as of December 31, 2010 was $18.1 million, or 1.30% of total gross loans as of year-end.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  To support our recent and ongoing growth, we have completed a series of capital transactions during the past two years, including:

•	the sale of $15,000,000 in 8.50% Trust Preferred Securities by our initial statutory trust, ServisFirst Capital Trust I, on September 2, 2008;
•	the sale of an aggregate of 400,000 shares of our common stock at $25 per share, or $10,000,000, in a private placement completed in part on December 31, 2008 and in part on March 13, 2009;
•	the sale of $5,000,000 aggregate principal amount of the Bank’s 8.25% Subordinated Notes due June 1, 2016 in a private placement to an institutional investor in June 2009; and
•	the sale of $15,000,000 in 6.0% Mandatory Convertible Trust Preferred Securities by our second statutory trust, ServisFirst Capital Trust II, on March 15, 2010.

After giving effect to these transactions, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans.  However, we will continue to need capital to support our longer-term growth plans.  If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable.  In either of such events, our financial condition and results of operations may be adversely affected.

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

Unpredictable economic conditions or a natural disaster in the State of Alabama or the State of Florida, particularly the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs or the Pensacola-Ferry Pass-Brent, Florida MSA, may have a material adverse effect on our financial performance.

The majority of our current borrowers and depositors are individuals and businesses located and doing business in Jefferson and Shelby Counties of the Birmingham-Hoover, Alabama MSA.  We also have added borrowers and depositors in Madison County in the Huntsville, Alabama MSA since opening offices in Huntsville in 2006; in Montgomery County in the Montgomery, Alabama MSA since opening offices in Montgomery in 2007, and in Houston County in the Dothan, Alabama MSA since opening our office in Dothan in 2008.  We are now in the process of opening an office in Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA (which also includes Santa Rosa County).  Therefore, our success will depend on the general economic conditions in the State of Alabama and the State of Florida, and more particularly in Jefferson, Shelby, Madison, Houston and Montgomery Counties in Alabama and Escambia and Santa Rosa Counties in Florida, which we cannot predict with certainty.  Unlike many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets.  As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in Alabama or Florida, particularly in such markets, than those of larger, more geographically diverse competitors.  For example, a downturn in the economy of any of our MSAs could make it more difficult for our borrowers in those markets to repay their loans and may lead to loan losses that we cannot offset through operations in other markets until we can expand our markets further.  Similarly, our entry into the Pensacola market increases our potential exposure to losses associated with hurricanes and similar natural disasters that are more common on the Gulf Coast than in our historical markets.

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

We may not be able to successfully expand into new markets, including our planned expansion into the Pensacola, Florida market.

We have opened new offices and operations in three primary markets (Huntsville, Montgomery and Dothan, Alabama) in the past four years and now plan to open an office in the Pensacola, Florida market, our first market outside of Alabama, upon receipt of appropriate regulatory approvals.  We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources.  Any such failure could have a material adverse effect on our operating results and financial condition and our ability to expand into new markets.

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

If any of our or the Bank’s executive officers, other key personnel, or directors leaves us or the Bank, our operations may be adversely affected.  In particular, we believe that Thomas A. Broughton III is extremely important to our success and the Bank.  Mr. Broughton has extensive executive-level banking experience and is the President and Chief Executive Officer of us and the Bank.  If he leaves his position for any reason, our financial condition and results of operations may suffer.  The Bank is the beneficiary of a key man life insurance policy on the life of Mr. Broughton in the amount of $5 million.  Also, we have hired key officers to run our banking offices in each of the Huntsville, Montgomery and Dothan, Alabama markets and the Pensacola, Florida market, who are extremely important to our success in such markets.  If any of them leaves for any reason, our results of operations could suffer in such markets.  With the exception of the key officers in charge of our Huntsville, Montgomery and Dothan banking offices, we do not have employment agreements or non-competition agreements with any of our executive officers, including Mr. Broughton.  In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor.  Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success.  If the composition of our board of directors changes materially, our business may also suffer.  Similarly, if the composition of the respective advisory boards of the Bank change materially, our business may suffer in such markets.

Our directors and executive officers own a significant portion of our common stock and can exert influence over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned approximately 14.76% of our outstanding common stock as of December 31, 2010.  As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

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

Under Alabama law, a state bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital.  As of December 31, 2010, the Bank’s surplus was equal to 54.0% of the Bank’s capital.  The Bank is also required by Alabama law to obtain the prior approval of the Alabama Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus.  In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

Alabama and Delaware law limit the ability of others to acquire the Bank, which may restrict your ability to fully realize the value of your common stock.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Memorandum (including the documents incorporated herein by reference) and is subject to the same market forces that affect the price of common stock in any company.  As a result, an investor may lose some or all of such investor’s investment in our common stock.

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

State MSA		Zip	Owned or	Date
Office Address	City	Code	Leased	Opened
Alabama:
Birmingham-Hoover MSA:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	03/02/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	08/15/2006
Total:		3 Offices

Huntsville MSA:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	08/21/2006
Total:		2 Offices

Montgomery MSA:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	06/04/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	09/26/2007
Total:		2 Offices

Dothan MSA:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle	Dothan	36301	Leased	2/1/2011
Total:		2 Offices

Total Offices in Alabama:		9 Offices

(1)	Office relocated to this address in 2009. Original office opened on date indicated.

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

ITEM 3.    LEGAL PROCEEDINGS.

Neither we nor the Bank is currently subject to any material legal proceedings.  In the ordinary course of business, the Bank is involved in routine litigation, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any threatened proceedings against us or the Bank which, if determined adversely, would have a material effect on our or the Bank’s business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2010 through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock, and we have no current plans to list our common stock on any public market.  Consequently, there have only been a very few secondary trades in our common stock.  The most recent sale of our common stock was at $25 per share on January 25, 2011.  We are in the process of offering shares of our common stock for sale in a private placement at an offering price of $30 per share.  As of December 31, 2010, we had approximately 1,072 stockholders of record holding 5,527,482 outstanding shares of our common stock, and we had 826,000 shares of our common stock currently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan, 26,000 shares issued with restrictions under our 2009 Stock Incentive Plan, 55,000 shares of common stock subject to other outstanding options, 60,000 shares of common stock currently subject to outstanding warrants to purchase such shares, 75,000 shares of common stock reserved for issuance upon conversion of outstanding mandatory convertible trust preferred securities and 15,000 shares of common stock currently reserved for issuance upon conversion of an outstanding convertible subordinated note.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2010 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Stock Incentive Plan and other options or warrants issued outside of such plans.
Plan Category	Number of securities issued/to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation awards plans approved by security holders	856,000	$15.87	594,000
Equity compensation awards plans not approved by security holders	55,000	17.27	—
Total	911,000	$15.95	594,000

We grant stock options as incentive to employees, officers, directors, and consultants to attract or retain these individuals, to maintain and enhance our long-term performance and profitability, and to allow these individuals to acquire an ownership interest in our company.  Our compensation committee administers this program, making all decisions regarding grants and amendments to these awards.  All shares to be issued upon the exercise of these options must be authorized and unissued shares.  If an option holder terminates employment, we may provide for varying time periods for exercise of options after such termination provided, that an incentive stock option may not be exercised later than 90 days after an option holder terminates his or her employment with us unless such termination is a consequence of such option holder’s death or disability, in which case the option period may be extended for up to one year after termination of employment.  All of our issued options will vest immediately upon a transaction in which we merge or consolidate with or into any other corporation (unless we are the surviving corporation), or sell or otherwise transfer our property, assets or business substantially in its entirety to a successor corporation.  At that time, upon the exercise of an option, the option holder will receive the number of shares of stock or other securities or property, including cash, to which the holder of a like number of shares of common stock would have been entitled upon the merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto.  All of our issued options have a term of 10 years.  This means the options must be exercised within 10 years from the date of the grant.  At December 31, 2010, we had issued and outstanding options to purchase 881,000 shares of our common stock.

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

On June 23, 2009, we granted warrants to purchase up to 15,000 shares of our common stock for a purchase price of $25.00 per share in relation to the issuance of our Subordinated Note due June 1, 2016 as more fully described in Note 12 to the Consolidated Financial Statements.

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

On February 9, 2010, we made restricted stock awards under the 2009 Stock Incentive Plan of 2,000 shares of common stock to each of five employees, for a total of 10,000 shares.  These shares vest five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer as described in the first paragraph under the table above.

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

The following graph compares the change in cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Banks Index and the S&P Stock Index from December 31, 2005 through December 31, 2010. This comparison assumes $100 invested on December 31, 2005 in (a) our common stock, (b) the NASDAQ Banks Index, and (c) the NASDAQ Composite Stock Index.  Our common stock is not traded on any exchange or national market system, and prices for our stock are determined based on actual prices at which our stock has been sold in arm’s-length private placements completed prior to each point in time represented in the graph.  Such prices are not necessarily indicative of the prices that would result from transactions conducted on an exchange.

	Date
Index:	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
ServisFirst Bancshares, Inc.	100.00	150.00	200.00	250.00	250.00	250.00
NASDAQ Composite	100.00	109.52	120.27	71.51	102.89	120.29
NASDAQ Bank	100.00	111.01	86.51	65.81	53.63	60.01

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below.  Except for the data under “Selected Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2010, 2009, 2008, 2007, and 2006 and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,

	2010	2009	2008	2007	2006
	(Dollars in thousands except for share data)
Selected Balance Sheet Data:
Total assets	$1,935,166	$1,573,497	$1,162,272	$838,250	$528,545
Total loans	1,394,818	1,207,084	968,233	675,281	440,489
Loans, net	1,376,741	1,192,173	957,631	667,549	435,071
Securities available for sale	276,959	255,453	102,339	87,233	28,119
Securities held to maturity	5,234	645	—	—	—
Cash and due from banks	27,454	26,982	22,844	15,756	15,706
Interest-bearing balances with banks	204,278	48,544	30,774	34,068	22
Fed funds sold	246	680	19,300	16,598	37,607
Mortgage loans held for sale	7,875	6,202	3,320	2,463	2,902
Restricted equity securities	3,510	3,241	2,659	1,202	805
Premises and equipment, net	4,450	5,088	3,884	4,176	2,605
Deposits	1,758,716	1,432,355	1,037,319	762,683	473,348
Other borrowings	24,937	24,922	20,000	73	—
Trust preferred securities	30,420	15,228	15,087	—	—
Other liabilities	3,993	3,370	3,082	2,465	2,353
Stockholders’ equity	117,100	97,622	86,784	72,247	52,288
Selected Income Statement Data:
Interest income	$78,146	$62,197	$55,450	$51,417	$30,610
Interest expense	15,260	18,337	20,474	25,872	13,335
Net interest income	62,886	43,860	34,976	25,545	17,275
Provision for loan losses	10,350	10,685	6,274	3,541	3,252
Net interest income after provision for loan losses	52,536	33,175	28,702	22,004	14,023
Noninterest income	5,169	4,413	2,704	1,441	911
Noninterest expense	30,969	28,930	20,576	14,796	8,674
Income before income taxes	26,736	8,658	10,830	8,649	6,260
Income taxes expenses	9,358	2,780	3,825	3,152	2,189
Net income	17,378	5,878	7,005	5,497	4,071
Per Common Share Data:
Net income, basic	$3.15	$1.07	$1.37	$1.19	$1.06
Net income, diluted	2.84	1.02	1.31	1.16	1.06
Book value	21.19	17.71	16.15	14.13	11.71
Weighted average shares outstanding:
Basic	5,519,151	5,485,972	5,114,194	4,631,047	3,831,881
Diluted	6,294,604	5,787,643	5,338,883	4,721,864	3,846,111
Actual shares outstanding	5,527,482	5,513,482	5,374,022	5,113,482	4,463,607

	As of and for the years ended December 31,

	2010	2009	2008	2007	2006

Selected Performance Ratios:
Return on average assets	1.04%	0.43%	0.71%	0.78%	1.02%
Return on average stockholders’ equity	15.86%	6.33%	9.28%	9.40%	9.96%
Net interest margin(1)	3.94%	3.31%	3.70%	3.78%	4.60%
Efficiency ratio(2)	45.51%	59.57%	54.61%	54.83%	50.67%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.55%	0.60%	0.41%	0.23%	0.28%
Non-performing loans to total loans	1.03%	1.01%	1.02%	0.66%	0.00%
Non-performing assets to total assets	1.10%	1.57%	1.74%	0.73%	0.11%
Allowance for loan losses to total gross loans	1.30%	1.24%	1.09%	1.15%	1.23%
Allowance for loan losses to total non-performing loans	126.00%	122.34%	108.17%	173.94%	5,418.00%
Liquidity Ratios:
Net loans to total deposits	78.28%	83.23%	92.32%	87.53%	91.91%
Net average loans to average earning assets	78.04%	80.06%	85.84%	77.19%	89.34%
Noninterest-bearing deposits to total deposits	14.24%	14.75%	11.71%	11.15%	15.05%
Capital Adequacy Ratios:
Stockholders’ equity to total assets	6.05%	6.20%	7.47%	8.62%	9.89%
Total risked-based capital(3)	11.82%	10.48%	11.25%	11.22%	11.58%
Tier I capital(4)	10.22%	8.89%	10.18%	10.12%	10.49%
Leverage ratio(5)	7.77%	6.97%	9.01%	8.40%	10.32%
Growth Ratios:
Percentage change in net income	195.64%	-16.1%	27.43%	35.00%	373.93%
Percentage change in diluted net income per share	178.43%	-22.5%	12.93%	13.21%	352.38%
Percentage change in assets	22.99%	35.38%	38.65%	58.59%	90.15%
Percentage change in net loans	15.46%	24.49%	45.45%	53.43%	76.76%
Percentage change in deposits	22.78%	38.08%	36.00%	61.13%	93.96%
Percentage change in equity	19.95%	12.49%	20.12%	38.18%	56.23%

(1)
Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(3)
Total stockholders’ equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets plus allowance for loan losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets.  The FDIC required minimum to be well-capitalized is 10%.

(4)
Total stockholders’ equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets divided by total risk-weighted assets.  The FDIC required minimum to be well-capitalized is 6%.

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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate nine full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties in the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs, respectively, and are in the process of opening a tenth office in Escambia County, Florida, in the Pensacola-Ferry Pass-Brent MSA.  Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent.

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

Results of Operations

Net Income

Net income for the year ended December 31, 2010 was $17.4 million, compared to net income of $5.9 million for the year ended December 31, 2009.  This increase in net income is primarily attributable to a significant increase in net interest income, which increased $19.0 million, or 43.4%, to $62.9 million in 2010 from $43.9 million in 2009.  Noninterest income increased $756,000, or 17.1%, to $5.2 million in 2010 from $4.4 million in 2009.  Noninterest expense increased by $2.1 million, or 7.1%, to $31.0 million in 2010 from $28.9 million in 2009.  Basic and diluted net income per common share were $3.15 and $2.84, respectively, for the year ended December 31, 2010, compared to $1.07 and $1.02, respectively, for the year ended December 31, 2009.  Return on average assets was 1.04% in 2010, compared to 0.43% in 2009, and return on average stockholders’ equity was 15.86% in 2010, compared to 6.33% in 2009.

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

	Year Ended December 31,		Change from the
	2010	2009	Prior Year
	(Dollars in Thousands)
Interest income	$78,146	$62,197	25.64%
Interest expense	15,260	18,337	(16.78)%
Net interest income	62,886	43,860	43.38%
Provision for loan losses	10,350	10,685	(3.14)%
Net interest income after provision for loan losses	52,536	33,175	58.36%
Noninterest income	5,169	4,413	17.13%
Noninterest expense	30,969	28,930	7.05%
Net income before taxes	26,736	8,658	208.80%
Provisions for income taxes	9,358	2,780	236.62%
Net income	$17,378	$5,878	195.64%

	Year Ended December 31,		Change from the
	2009	2008	Prior Year
	(Dollars in Thousands)
Interest income	$62,197	$55,450	12.17%
Interest expense	18,337	20,474	(10.44)%
Net interest income	43,860	34,976	25.40%
Provision for loan losses	10,685	6,274	70.31%
Net interest income after provision for loan losses	33,175	28,702	15.58%
Noninterest income	4,413	2,704	63.20%
Noninterest expense	28,930	20,576	40.60%
Net income before taxes	8.658	10,830	(20.06)%
Provisions for income taxes	2,780	3,825	(27.32)%
Net income	$5,878	$7,005	(16.09)%

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

Net interest income increased $19.0 million, or 43.4%, to $62.9 million for the year ended December 31, 2010 from $43.9 million for the year ended December 31, 2009.  This was due to an increase in total interest income of $15.9 million, or 25.6%, and a decrease in total interest expense of $3.1 million, or 16.8%.  The increase in total interest income was primarily attributable to a 17.9% increase in average loans outstanding from 2009 to 2010, which was the result of growth in all four of our markets, but primarily market share expansion in our younger markets of Montgomery and Dothan.
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

The investment portfolio at December 31, 2010 was $282.2 million, compared to $256.1 million at December 31, 2009.  The interest earned on investments rose to $8.8 million in 2010 from $6.0 million in 2009.  That was a result of higher average portfolio balances due to our growth.  The average taxable-equivalent yield on the investment portfolio decreased from 5.06% in 2009 to 4.08% in 2010, or 98 basis points.

The investment portfolio at December 31, 2009 was $256.1 million, compared to $102.3 million at December 31, 2008.  The interest earned on investments rose to $6.0 million in 2009 from $4.8 million in 2008.  That was a result of higher average portfolio balances due to our growth.  The average taxable-equivalent yield on the investment portfolio decreased from 5.60% in 2008 to 5.06% in 2009, or 54 basis points.

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

The following table shows, for the twelve months ended December 31, 2010, 2009 and 2008, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.  This table is presented on a taxable equivalent basis, if applicable.

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Years Ended December 31
(Dollars in Thousands)

	2010			2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned /Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,283,204	$68,889	5.37%	$1,088,437	$55,625	5.11%	$826,957	$49,852	6.03%
Mortgage loans held for sale	6,275	226	3.60%	6,195	265	4.28%	2,469	145	5.87%
Investment securities:
Taxable	180,045	6,482	3.60%	92,903	4,517	4.86%	68,683	3,840	5.59%
Tax-exempt(2)	59,812	3,314	5.72%	38,834	2,151	5.54%	23,384	1,318	5.64%
Total investment securities(3)	239,857	9,796	4.08%	131,737	6,668	5.06%	92,067	5,158	5.60%
Federal funds sold	47,581	104	0.22%	88,651	257	0.29%	29,474	548	1.86%
Restricted equity securities	3,448	56	1.62%	3,101	10	0.32%	2,454	90	3.67%
Interest -bearing balances with banks	42,675	115	0.27%	24,987	24	0.10%	3,141	58	1.85%
Total interest-earning assets	$1,623,040	$79,186	4.88%	$1,343,108	$62,849	4.68%	$956,562	$55,851	5.84%
Non-interest earning assets:
Cash and due from banks	24,837			18,337			18,247
Net fixed assets and equipment	4,914			4,503			3,998
Allowance for loan losses, accrued interest and other assets	23,087			10,534			4,514
Total assets	$1,675,878			$1,376,482			$983,321
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest -bearing demand deposits	$264,591	$1,253	0.47%	$178,232	$1,599	0.90%	$92,717	$1,522	1.64%
Savings deposits	2,978	15	0.50%	972	5	0.51%	455	3	0.66%
Money market accounts	775,544	5,994	0.77%	704,112	8,859	1.26%	558,313	12,411	2.22%
Time deposits	255,326	4,679	1.83%	218,087	5,624	2.58%	135,128	5,439	4.03%
Fed funds purchased	4,901	31	0.63%	—	—	—	4,729	119	2.52%
Other borrowings	52,186	3,288	6.30%	37,705	2,250	5.96%	20,838	980	4.70%
Total interest-bearing liabilities	$1,355,526	$15,260	1.13%	$1,139,108	$18,337	1.61%	$812,180	$20,474	2.52%

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Years Ended December 31
(Dollars in Thousands)

	2010			2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned /Paid	Average Yield/ Rate
Noninterest-bearing liabilities:
Noninterest- bearing demand deposits	207,399			140,660			92,451
Other liabilities	3,412			3,785			3,203
Stockholders’ equity	105,156			91,188			75,034
Unrealized gains(loss) on securities and derivative	4,385			1,741			453
Total liabilities and stockholders’ equity	$1,675,878			$1,376,482			$983,321
Net interest spread			3.75%			3.07%			3.32%
Net interest margin			3.94%			3.31%			3.70%

(1)	Non-accrual loans are included in average loan balances in all periods. Net loan fees of $750,000, $730,000 and $920,000 are included in interest income in 2010, 2009 and 2008, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35% in 2010, and 34% in 2009 and 2008.
(3)	Unrealized gains of $6,717,000, $1,197,000 and $376,000 are excluded from the yield calculation in 2010, 2009 and 2008, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.  Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Change in Interest Income and Expenses on a
	Taxable-Equivalent Basis
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income and Expense			Interest Income and Expense
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in Thousands)
Interest-earning assets:
Loans, net of unearned income	$10,346	$2,918	$13,264	$15,763	$(9,990)	$5,773
Mortgages held for sale	4	(43)	(39)	219	(99)	120
Investment securities:
Taxable	3,374	(1,409)	1,965	1,354	(677)	677
Tax-exempt	1,162	1	1,163	870	(37)	833

Federal funds	(100)	(53)	(153)	1,100	(1,391)	(291)
Restricted equity securities	1	45	46	24	(104)	(80)
Interest bearing balances with banks	26	65	91	403	(437)	(34)
Total earning assets	14,813	1,524	16,337	19,733	(12,735)	6,998
Interest-bearing liabilities:
Interest-bearing demand deposits	590	(936)	(346)	1,404	(1,327)	77
Savings deposits	10	—	10	3	(1)	2
Money market accounts	827	(3,692)	(2,865)	3,241	(6,793)	(3,552)
Time deposits	857	(1,802)	(945)	3,339	(3,154)	185
Federal funds purchased	31	—	31	(119)	—	(119))
Other borrowings	906	132	1,038	794	476	1,270
Total interest-bearing liabilities	3,221	(6,298)	(3,077)	8,662	(10,799)	(2,137)

Increase in net interest income	$11,593	$7,822	$19,4145	$11,071	$(1,936)	$9,135

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. We have been disciplined in raising interest rates on deposits only as the market demanded and thereby managing cost of funds.  Also, we have not competed for new loans on interest rate alone, but rather we have relied on effective marketing to business customers.

Our net interest spread and net interest margin were 3.75% and 3.94%, respectively, for the year ended December 31, 2010, compared to 3.07% and 3.31%, respectively, for the year ended December 31, 2009.  Our average interest-earning assets for the year ended December 31, 2010 increased $279.9 million, or 20.8%, to $1.623 billion from $1.343 billion for the year ended December 31, 2009.  This increase in our average interest-earning assets was due to continued core growth in all of our markets, increased loan production and increased investment securities.  Our average interest-bearing liabilities increased $216.4 million, or 19.0%, to $1.356 billion for the year ended December 31, 2010 from $1.139 billion for the year ended December 31, 2009.  This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets, but also reflects the issuance of $15 million in trust preferred securities in March 2010 and a $5 million subordinated note in June 2009.  The ratio of our average interest-earning assets to average interest-bearing liabilities was 119.7% and 117.9% for the years ended December 31, 2010 and 2009, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.88% for the year ended December 31, 2010, compared to 4.68% for the year ended December 31, 2009.  The average rate paid on interest-bearing liabilities was 1.13% for the year ended December 31, 2010, compared to 1.61% for the year ended December 31, 2009.

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

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio.  Our management reviews the adequacy of the allowance for loan losses on a quarterly basis.  The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans.  A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss.  Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades.  These processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications:  Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades.  At December 31, 2010, total loans rated Special Mention or worse were $98.3 million, or 7.05% of total loans, compared to $79.1 million, or 6.6% of total loans, at December 31, 2009.  Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation.  Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance.  Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors.  To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information.  Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $10.4 million for the year ended December 31, 2010, a decrease of $300,000 from $10.7 million in 2009. Also, nonperforming loans increased to $14.3 million, or 1.02%, of total loans at December 31, 2010 from $12.2 million, or 1.01%, of total loans at December 31, 2009.  During 2010, we had net charged-off loans totaling $6.9 million, compared to net charged-off loans of $6.6 million for 2009.  The ratio of net charged-off loans to average loans was 0.55% for 2010, compared to 0.60% for 2009.  The allowance for loan losses totaled $18.1 million, or 1.30% of loans, net of unearned income, at December 31, 2010, compared to $14.9 million, or 1.24% of loans, net of unearned income, at December 31, 2009.

The provision expense for loan losses was $10.7 million for the year ended December 31, 2009, an increase of $4.4 million, in comparison to $6.3 million in 2008. Also, nonperforming loans increased to $12.2 million, or 1.01%, of total loans at December 31, 2009 from $9.7 million, or 1.02%, of total loans at December 31, 2008.  During 2009, we had net charged-off loans totaling $6.6 million, compared to net charged-off loans of $3.4 million for 2008.  The ratio of net charged-off loans to average loans was 0.60% for 2009, compared to 0.41% for 2008.  The allowance for loan losses totaled $14.9 million, or 1.24% of loans, net of unearned income, at December 31, 2009, compared to $10.6 million, or 1.10% of loans, net of unearned income, at December 31, 2008.

Noninterest Income

Noninterest income increased $756,000, or 17.1%, to $5.2 million in 2010 from $4.4 million in 2009.  Noninterest income increased $1.7 million, or 63.2%, to $4.4 million in 2009 from $2.7 million in 2008.  Growth in deposits, with corresponding increases in deposit service charges and debit card transaction fees contributed to the increases in noninterest income in both the 2010-2009 and 2009-2008 comparative periods. Lending fees also contributed to the increase in 2009 compared to 2008.

Income from mortgage banking operations for the year ended December 31, 2010 was unchanged at $2.2 million from the year ended December 31, 2009 as we continue to experience strong demand for refinancing.  Income from mortgage banking operations for the year ended December 31, 2009 increased $1.2 million, or 123.3%, to $2.2 million from $1.0 for the year ended December 31, 2008. This increase was the result of higher originations and refinancings, and the addition of a loan production officer in the Montgomery, Alabama market in May 2008.  Income from customer service charges and fees for the year ended December 31, 2010 increased $685,000, or 42.0%, to $2.3 million from $1.6 million for the year ended December 31, 2009.  Income from customer service charges and fees for the year ended December 31, 2009 increased $361,000, or 28.43%, to $1.6 million from $1.3 million for the year ended December 31, 2008.  These increases are primarily due to a gain of transaction accounts over the past five years.  Our management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue.

Noninterest Expense

Noninterest expense increased $2.2 million, or 7.7%, to $31.0 million for the year ended December 31, 2010 from $28.8 million for the year ended December 31, 2009.  This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion.  We had 170 full-time equivalent employees at December 31, 2010 compared to 156 at December 31, 2009.  Noninterest expense increased $8.2 million, or 39.7%, to $28.8 million for the year ended December 31, 2009 from $20.6 million for the year ended December 31, 2008.  This increase is primarily attributable to a significant increase in FDIC deposit insurance assessments and an increase in the provision for loan losses during 2009.  FDIC insurance assessments increased $2.2 million, or 266.7%, to $2.7 million in 2009 from $568,000 in 2008.  This increase was attributable to increases in both the assessment rates determined by the FDIC and the assessable deposits, as a result of the Company’s growth in deposits.  Also, during the fourth quarter of 2009, the Company expensed the first installment of the 13-quarter prepaid assessment adopted by the FDIC in November 2009.  The provision for loan losses increased $4.4 million, or 69.8%, from $6.3 million in 2008 to $10.7 million in 2009.  The increase in provision for loan losses was the result of funding the loan loss reserve to match growth in the loan portfolio and loan charge-offs.

Income Tax Expense

Income tax expense was $9.4 million in 2010, compared to $2.8 million in 2009 and $3.8 million in 2008. Our effective tax rates for 2010, 2009 and 2008 were 35.00%, 32.11% and 35.32%, respectively.  Our primary permanent differences are related to incentive stock option expenses and tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to remain consistent with preceding years.

Financial Condition

Assets

Total assets at December 31, 2010, were $1.94 billion, an increase of $361.7 million, or 23.0%, over total assets of $1.57 billion at December 31, 2009.  Average assets for 2010 were $1.68 billion, an increase of $299.4 million, or 21.74%, over average assets of $1.38 billion in 2009.  Loan growth was the primary reason for the increase.  Year-end 2010 net loans were $1.38 billion, up $184.4 million, or 15.5%, over the year-end 2009 total net loans of $1.19 billion.

Total assets at December 31, 2009, were $1.57 billion, an increase of $411.0 million, or 35.3%, over total assets of $1.16 billion at December 31, 2008.  Average assets for 2009 were $1.38 billion, an increase of $393.2 million, or 40.0%, over average assets of $983.3 million in 2008.  Loan growth was the primary reason for the increase.  Year-end 2009 net loans were $1.19 billion, up $234.5 million, or 24.5%, over the year-end 2008 total net loans of $957.6 million.

We believe that our business model results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio and net loans.  We maintain a higher level of earning assets because in our business model, fewer assets are allocated to facilities, ATMs, cash and due-from-bank accounts used for transaction processing than is the case with many of our peers.  Earning assets at December 31, 2010 were $1.89 billion, or 97.4% of total assets of $1.94 billion.  Earning assets at December 31, 2009 were $1.52 billion, or 96.8% of total assets of $1.57 billion.  We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity.  Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter-term investments.  Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities.  At December 31, 2010, mortgage-backed securities represented 37% of the investment portfolio, state and municipal securities represented 29% of the investment portfolio, U.S. Treasury and government agencies represented 33% of the investment portfolio, and corporate debt represented 1% of the investment portfolio.  Our investment portfolio at December 31, 2010, 2009 and 2008 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(Dollars in Thousands)
As of December 31, 2010
Securities available for sale:
U.S. Treasury and government sponsored agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	—	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities held to maturity::
State and municipal securities	$5,234	$—	$(271)	$4,963
Total	$5,234	$—	$(271)	$4,963
As of December 31, 2009
Securities available for sale:
U.S. Treasury and government sponsored agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities held to maturity:
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643
As of December 31, 2008
Securities available for sale:
U.S. Treasury and government sponsored agencies	$5,093	$42	$(18)	$5,117
Mortgage-backed securities	60,211	2,338	(5)	62,544
State and municipal securities	29,879	457	(857)	29,479
Corporate debt	5,971	—	(772)	5,199
Total	$101,154	$2,837	$(1,652)	$102,339

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities.  We do not currently, and did not have at December 31, 2010, any structured investment vehicles or any private-label mortgage-backed securities.  The amortized cost of securities in our portfolio totaled $277.8 million at December 31, 2010, compared to $253.7 million at December 31, 2009.  The following table provides the amortized cost of our securities as of December 31, 2010 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.  All such securities held are traded in liquid markets.

Maturity of Investment Securities — Amortized Cost
	Less than one year	More than One year to five years	More than five years to ten years	More than ten years	Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Treasury and government agencies	$—	$58,729	$25,519	$6,382	$90,630
Mortgage-backed securities	—	1,169	20,257	80,283	101,709
State and municipal securities	165	9,031	57,044	12,001	78,241
Corporate debt	—	—	2,013	—	2,013
Total	$165	$68,929	$104,833	$98,666	$272,593
Taxable-equivalent yield
U.S. Treasury and government agencies	—	2.04%	3.94%	4.40%	2.74%
Mortgage-backed securities	—	5.00%	4.38%	4.00%	4.09%
State and municipal securities	6.96%	4.78%	5.24%	5.95%	5.30%
Corporate debt	—	—	6.44%	—	6.44%
Weighted-average yield	6.96%	2.45%	4.78%	4.26%	4.01%

Securities Held to Maturity:
State and municipal securities	$—	$—	$—	$5,234	$5,234
Total	$—	$—	$—	$5,234	$4.01%
Taxable-equivalent yield
State and municipal securities	—	—	—	6.12%	6.12%
Weighted-average yield	—	—	—	6.12%	6.12%

At December 31, 2010, we had $246,000 in federal funds sold, compared with $680,000 at December 31, 2009.

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

Loan Portfolio

We had total loans of approximately $1.39 billion at December 31, 2010.  Approximately 51% of our loan portfolio is concentrated in the Birmingham-Hoover, Alabama, MSA, while approximately 23% is concentrated in the Huntsville, Alabama MSA.  The Montgomery, Alabama MSA and the Dothan, Alabama MSA each represent approximately 13% of our loans.  With our loan portfolio concentrated in only a few markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local economic conditions.

The following table details our loans at December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in Thousands)
Commercial, financial and agricultural	$536,620	$461,088	$325,968
Real estate — construction	172,055	224,178	235,162
Real estate — mortgage:
Owner occupied commercial	270,767	203,983	147,197
1-4 family mortgage	199,236	165,512	137,019
Other mortgage	178,793	119,749	93,412
Total real estate — mortgage	648,796	489,244	377,628
Consumer	37,347	32,574	29,475
Total loans	1,394,818	1,207,084	968,233
Less: allowance for loan losses	(18,077)	(14,737)	(10,602)
Net loans	$1,376,741	$1,192,347	$957,631

The following table details the percentage composition of our loan portfolio by type at December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Commercial, financial and agricultural	38.47%	38.20%	33.67%
Real estate - construction	12.34%	18.57%	24.29%
Real estate – mortgage:
Owner occupied commercial	19.41%	16.90%	15.20%
1-4 family mortgage	14.28%	13.71%	14.15%
Other mortgage	12.82%	9.92%	9.65%
Total real estate — mortgage	46.51%	40.53%	39.00%
Consumer	2.68%	2.70%	3.04%
Total loans	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our commercial loans at December 31, 2010:

	Due in 1	Due in 1	Due after
Type of Loan(1)	year or less	to 5 years	5 Years	Total
	(Dollars in Thousands)
Commercial, financial and agricultural	$319,394	$198,665	$18,561	$536,620
Real estate – construction	146,600	25,455	—	172,055
Real estate – mortgage
Owner-occupied commercial	32,736	180,423	57,608	270,767
1-4 family mortgage	28,782	88,181	82,273	199,236
Other mortgage	54,365	112,866	11,562	178,793
Subtotal: Real estate-mortgage	115,883	381,470	151,443	648,796
Consumer	25,698	11,549	100	37,347
Total Loans	$607,575	$617,139	$170,104	$1,394,818
Less: allowance for loan losses				(18,077)
Net loans				$1,376,741
Interest rate sensitivity:
Fixed interest rates	$101,095	$395,194	$69,414	$565,703
Floating or adjustable rates	506,480	221,945	100,690	829,115
Total	$607,575	$617,139	$170,104	$1,394,818

(1)	Includes non-accrual loans.

Asset Quality

The following table presents a summary of changes in the allowances for loan losses over the past three fiscal years.  Our net charge-offs as a percentage of average loans for 2010 was lower than 2009 at 0.55%, compared to 0.60%.  The largest balance of our charge-offs is on real estate construction loans.  Real estate construction loans represent 12.34% of our loan portfolio.

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$14,737	$10,602	$7,732
Charge-offs:
Commercial, financial and agricultural	(1,667)	(2,616)	(545)
Real estate – construction	(3,488)	(3,322)	(2,264)
Real estate – mortgage:
Owner occupied commercial	(548)	—	—
1-4 family mortgage	(1,227)	(522)	(480)
Other mortgages	—	(9)	(459)
Total real estate – mortgages	(1,775)	(531)	(939)
Consumer	(12)	(43)	(44)
Other	(266)	(164)	(74)
Total charge-offs	(7,208)	(6,676)	(3,866)
Recoveries:
Commercial, financial and agricultural	97	—	264
Real estate – construction	53	108	—
Real estate – mortgage:
Owner Occupied	12	—	—
1-4 family mortgage	20	3	—
Other	—	—	—
Total real estate – mortgages	32	3	—
Consumer	16	15	198
Total recoveries	198	126	462

Net charge-offs	(7,010)	(6,550)	(3,404)

Provision for loan losses charged to expense	10,350	10,685	6,274

Allowance for loan losses at end of period	$18,077	$14,737	$10,602

	2010	2009	2008
As a percentage of year-to-date average total loans:
Net charge-offs	0.55%	0.60%	0.41%
Provisions for loan losses	0.81%	1.00%	0.76%
Allowance for loan losses as a percentage of:
Year-end loans	1.30%	1.24%	1.09%
Nonperforming assets	84.82%	60.34%	52.68%

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Our management feels that the allowance was adequate at December 31, 2010.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.  The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

Allocation of Allowance for Loan Losses

	For the Years Ended December 31,
	2010		2009		2008
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$5,214	38.47%	$3,058	38.20%	$1,489	33.67%
Real estate - construction	6,373	12.34%	6,295	18.57%	5,473	24.29%
Real estate – mortgage	1,067	46.51%	1,241	40.53%	40	39.00%
Consumer	554	2.68%	1	2.70%	5	3.04%
Other	4,869	0.00%	4,142	0.00%	3,595	0.00%
Total	$18,077	100.00%	$14,737	100.00%	$10,602	100.00%

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

As of December 31, 2010, we had impaired loans of $51.5 million inclusive of nonaccrual loans, an increase of $30.0 million from $21.5 million as of December 31, 2009.  We allocated $4.4 million of our allowance for loan losses at December 31, 2010 to these impaired loans. We had previous write-downs against impaired loans of $3.2 million at December 31, 2010, compared to $1.2 million at December 31, 2009.  The average balance of all impaired loans in 2010 was $48.8 million.  Interest income foregone for impaired loans was $510,000 for the year ended December 31, 2010, and we recognized $2.2 million of income on impaired loans for the year ended December 31, 2010.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement.  Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependant. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.  Our credit risk management performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $51.5 million of impaired loans reported as of December 31, 2010, $28.7 million were real estate – construction loans, $3.5 million were residential real estate loans, $11.5 million were commercial and industrial loans and $5.0 million were commercial real estate loans.  Of the $28.7 million of impaired real estate – construction loans, $13.9 million (a total of 21 loans with 11 builders) were residential construction loans, and $7.0 million consisted of various residential lot loans to 10 builders.

The Bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watchlist.

•
We perform extensive monthly credit review for all watchlist/classified loans, including formulation of aggressive workout or action plans.  When a workout is not achievable, we move to collection/foreclosure mode to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

•	We require updated financial information, global inventory aging and interest carry analysis for existing builders to help identify potential future loan payment problems.

•
We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

Nonaccrual loans totaled $14.3 million, $11.9 million and $7.7 million as of December 31, 2010, 2009 and 2008, respectively.  The table below summarizes our nonperforming assets at December 31, 2010, 2009 and 2008:

Nonperforming Assets

	For the Years Ended December 31,
	2010		2009		2008
	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans

Non-accrual loans:
Commercial, financial and agricultural	$2,164	8	$2,032	2	-	-
Real estate - construction	10,722	24	8,100	13	$5,035	22
Real estate - mortgage:
Owner-occupied commercial	635	1	909	2	237	2
1-4 family mortgage	202	1	265	2	558	1
Other mortgage	-	-	615	1	1,883	1
Total real estate - mortgage	837	2	1,789	5	2,678	5
Consumer	624	1	-	-	-	-
Total non-accrual loans	14,347	35	11,921	20	7,713	26

90+ days past due and accruing:
Commercial, financial and agricultural	-	-	14	1	1,939	1
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	253	1	-	-
Other mortgage	-	-	-	-	-	-
Total real estate - mortgage	-	-	253	1	-	-
Consumer	-	-	-	-	-	-
Total 90+ days past due and accruing	-	-	267	2	1,939	1

Total nonperforming loans	14,347	35	12,188	22	9,652	27

Plus: Other real estate owned	6,966	39	12,525	51	10,473	25
Total nonperforming assets	21,313	74	24,713	73	20,125	52

	For the Years Ended December 31,
	2010		2009		2008
	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Restructured accruing loans:
Commercial, financial and agricultural	2,398	9	-	-	-	-
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	845	1	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate - mortgage	-	-	845	1	-	-
Consumer	-	-	-	-	-	-
Total restructured accruing loans	2,398	9	845	1	-	-

Total nonperforming assets and restructured accruing loans	$23,711	83	$25,558	74	$20,125	52

Gross interest income foregone on nonaccrual loans throughout year	$510		$647		$735

Interest income recognized on nonaccrual loans throughout year	$418		$310		$287

Ratios:
Nonperforming loans to total loans	1.03%		1.01%		1.02%
Nonperforming assets to total loans plus other real estate owned	1.52%		2.02%		2.07%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	1.19%		1.06%		1.00%

The balance of nonperforming assets can fluctuate due to changes in economic conditions.  We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on non-accrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well collateralized and is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss.  Generally, payments received on non-accrual loans are applied directly to principal.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth.  Each of our markets is highly competitive. We compete for local deposits by offering attractive products with premium rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training.  The following table presents the average balance of and average rate paid on each of the following deposit categories at the Bank level for years ended 2010, 2009 and 2008:

	Average Deposits for Years Ended December 31,
	2010		2009		2008
		Average		Average		Average
Types of Deposits:	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$207,399	—	$140,660	—	$92,451	—
Interest-bearing demand deposits	264,591	0.47%	178,232	0.90%	92,717	1.64%
Money market accounts	775,544	0.77%	704,112	1.26%	558,313	2.22%
Savings accounts	2,978	0.50%	972	0.51%	455	0.64%
Time deposits	47,026	1.76%	35,804	2.63%	19,144	3.99%
Time deposits, $100,000 and over	208,300	1.85%	182,283	2.57%	115,984	4.04%
Total deposits	$1,505,838		$1,242,063		$879,064

The scheduled maturities of time deposits at December 31, 2010 are as follows:

Maturity	$100,000 or more	Less than $100,000	Total
	(Dollars in Thousands)
Three months or less	$46,891	$15,939	$62,830
Over three through six months	38,519	7,869	46,388
Over six months through one year	55,112	14,654	69,766
Over one year	82,384	17,121	99,505
Total	$222,906	$55,583	$278,489

Total average deposits in 2010 were $1.51 billion, an increase of $264 million, or 21.2%, over the total average deposits of $1.24 billion in 2009.  Average noninterest-bearing deposits increased by $66.7 million, or 47.4%, from $140.7 million in 2009 to $207.4 million in 2010.  Average interest-bearing deposits increased by $197.0 million, from $1.10 billion in 2009 to $1.3 billion in 2010.

Total average deposits in 2009 were $1.24 billion, an increase of $363.0 million, or 41.3%, over the total average deposits of $879.1 million in 2008.  Average noninterest-bearing deposits increased by $48.2 million, or 52.1%, from $92.5 million in 2008 to $140.7 million in 2009.  Average interest-bearing deposits increased by $314.8 million, from $786.6 million in 2008 to $1.10 billion in 2009.

We had no brokered deposits in 2010, 2009 or 2008.

Stockholders’ Equity

Stockholders’ equity increased $19.5 million during 2010, to $117.1 million at December 31, 2010 from $97.6 million at December 31, 2009.  The increase in stockholders’ equity resulted primarily from net income of $17.4 million.

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

We issued warrants to purchase 15,000 shares of our common stock at a price of $25.00 per share in the second quarter of 2009.  These warrants were issued in connection with the sale of a $5,000,000 subordinated note of the Bank, as discussed in detail in Note 12 to the Consolidated Financial Statements.

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

On February 9, 2010, we made restricted stock awards under the 2009 Stock Incentive Plan of 2,000 shares of common stock to each of five employees, for a total of 10,000 shares.  These shares vest five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer as described in the first paragraph under the table above.

Borrowed Funds

We had available approximately $140.0 million in unused federal funds lines of credit with regional banks as of December 31, 2010, subject to certain restrictions and collateral requirements.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in Thousands)
Commitments to extend credit	$538,719	$409,760	$294,502
Credit card arrangements	17,601	19,059	11,323
Standby letters of credit and financial guarantees	47,103	39,205	32,655
Total	$603,423	$468,024	$338,480

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

Derivatives

Prior to 2008, we entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of our floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 was deferred and amortized to income over the remaining term of the original agreement, which terminated on June 22, 2009.  A gain of $272,000 was recognized in interest income for the year ended December 31, 2009.

During 2008 the Bank entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Bank entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Bank.  As of December 31, 2010, the Bank was party to two swaps with notional amounts totaling approximately $11.8 million with customers, and two swaps with notional amounts totaling approximately $11.8 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.

During 2010 the Company entered into an interest rate cap with a notional value of $100 million.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.  For the year ended December 31, 2010, the Company reconginzed $45,000 in expense related to marking the cap to market.

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2010 and 2009 were not material.

Asset and Liability Management

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

Our asset liability and investment committee of the Bank, which consists of four executive officers of the Bank, is charged with monitoring our liquidity and funds position.  The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities.  The asset liability committee uses a computer model to analyze the maturities of rate-sensitive assets and liabilities.  The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities.  If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.”  Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.”  Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points.  As of December 31, 2010, our gap was within such ranges.  See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position.  In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions.  These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding.  At December 31, 2010, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $508.9 million.  Additionally, at such date we had available to us approximately $140.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.  On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank against “qualified” loans of the Bank (as defined by the FHLB). We also have approximately $5.5 million in borrowing capacity from the FHLB under a blanket pledge of our qualifying residential mortgages, consumer home equity lines of credit and second mortgage loans, and our commercial real estate loans.  We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth.  Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position.  At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To finance our continued growth and planned expansion activities, the Bank issued its 8.25% Subordinated Note due June 1, 2016 in the principal amount of $5.0 million in a private placement on June 23, 2009.  Also, in connection with a private placement and pursuant to subscription agreements effective December 31, 2008, we issued and sold 139,460 shares of our common stock for $25.00 per share in January 2009 for an aggregate purchase price of $3,479,000.  In addition, on March 15 2010, we completed a private placement of $15.0 million in 6.0% Mandatory Convertible Trust Preferred Securities.  In February 2011, we commenced a private placement of up to 340,000 shares of our common stock at an offering price of $30 per share, which private placement is expected to be completed later in the spring of 2011.  Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2010.  The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments Due by Period
Contractual Obligations (1):	Total	Less Than 1 Year	1-3 Years	More than 3 to 5 Years	More than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$1,480,227	$—	$—	$—	$—
Certificates of deposit(2)	278,489	178,983	76,732	22,774	—
FHLB borrowings	20,000	—	20,000	—	—
Subordinated debentures	30,420	—	—	—	30,420
Subordinated note payable	4,937	—	—	—	4,937
Operating lease commitments	17,588	1,992	3,962	3,919	7,715
Total	$1,831,661	$180,975	$100,694	$26,693	$43,072

(1)	Excludes interest.
(2)
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2010, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2010.  In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 7.00%.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by the Bank in order to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2010.

	Well-Capitalized	Actual at December 31, 2010

Total risk-based capital	10.00%	11.81%
Tier 1 capital	6.00%	10.20%
Leverage ratio	5.00%	7.77%

For a description of capital ratios see Note 16 of “Notes to Consolidated Financial Statements” for the period ending December 31, 2010.

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

New accounting standards are discussed in Note 1 the Consolidated Financial Statements.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”.  Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”.  Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points.  As of December 31, 2010, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years.  The chart below illustrates our rate-sensitive position at December 31, 2010.  Management uses the one year gap as the appropriate time period for setting strategy.

	Rate Sensitivity Gap Analysis
	0-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans	$895,434	$175,963	$287,936	$43,360	$1,402,693
Securities	11,027	12,221	116,356	146,099	285,703
Federal funds sold	246	—	—	—	246
Interest-bearing balances with banks	204,278	—	—	—	204,278
Total interest-earning assets	$1,110,985	$188,184	$404,292	$189,459	$1,892,920
Interest-bearing liabilities:
Deposits:
Interest checking	$381,169	$—	$—	$—	$381,169
Money market and savings	848,568	—	—	—	848,568
Time deposits	62,830	116,154	99,505	—	278,489
Other borrowings	—	—	20,000	4,937	24,937
Trust preferred securities	—	—	15,050	15,370	30,420
Total interest-bearing liabilities	$1,292,567	$116,154	$134,555	20,307	$1,563,583
Interest sensitivity gap	$(181,582)	$72,030	$269,737	$169,152	$329,337
Cumulative sensitivity gap	$(181,582)	$(109,552)	$160,185	$329,337
Percent of cumulative sensitivity gap to total interest-earning assets	(16.3)%	(8.4)%	9.4%	17.4%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value.  In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet.  The percent change in EVE is a measure of the volatility of risk.  Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change.  Short term rates dropped to historical low levels during 2009 and remained at those low levels through 2010.  We could not assume further drops in interest rates in our model, and as a result feel the down rate shock scenarios are not meaningful.  At December 31, 2010, the percent change at plus 200 basis points is within the regulatory guideline range at (7.4)%.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock
at December 31, 2010

Rate Change	0bps	+100bps	+200bps

Economic value of equity	$117,100	$112,533	$108,435

Actual dollar change		$(4,567)	$(8,665)

Percent change		-3.90%	-7.40%

The one year gap ratio of (8.4)% indicates that we would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would decline in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors
ServisFirst Bancshares, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended, December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ServisFirst Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011, expressed an unqualified opinion thereon.

Birmingham, Alabama
March 8, 2011

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.   Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on these criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

SERVISFIRST BANCSHARES, INC.

by	/s/ THOMAS A. BROUGHTON, III
THOMAS A. BROUGHTON, III
President and Chief Executive Officer

by	/s/ WILLIAM M. FOSHEE
WILLIAM M. FOSHEE
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors
ServisFirst Bancshares, Inc.
Birmingham, Alabama

We have audited ServisFirst Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ServisFirst Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ServisFirst Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ServisFirst Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of ServisFirst Bancshares, Inc. and our report dated March 8, 2011, expressed an unqualified opinion.

Birmingham, Alabama
March 8, 2011

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2010 AND 2009
(In thousands, except share and per share amounts)

	2010	2009
ASSETS
Cash and due from banks	$27,454	$26,982
Interest-bearing balances due from depository institutions	204,278	48,544
Federal funds sold	246	680
Cash and cash equivalents	231,978	76,206
Debt securities:
Available for sale	276,959	255,453
Held to maturity	5,234	645
Restricted equity securities	3,510	3,241
Mortgage loans held for sale	7,875	6,202
Loans	1,394,818	1,207,084
Less allowance for loan losses	(18,077)	(14,737)
Loans, net	1,376,741	1,192,347
Premises and equipment, net	4,450	5,088
Accrued interest and dividends receivable	6,990	6,200
Deferred tax assets	6,366	4,872
Other real estate owned	6,966	12,525
Other assets	8,097	10,718
Total assets	$1,935,166	$1,573,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$250,490	$211,307
Interest-bearing	1,508,226	1,221,048
Total deposits	1,758,716	1,432,355
Other borrowings	24,937	24,922
Trust preferred securities	30,420	15,228
Accrued interest payable	898	1,026
Other liabilities	3,095	2,344
Total liabilities	1,818,066	1,475,875
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,527,482 shares issued and outstanding at December 31, 2010 and 5,513,482 shares issued and outstanding at December 31, 2009	6	6
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	75,914	75,078
Retained earnings	38,343	20,965
Accumulated other comprehensive income	2,837	1,573
Total stockholders' equity	117,100	97,622
Total liabilities and shareholders' equity	$1,935,166	$1,573,497

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	2010	2009	2008
Interest income:
Interest and fees on loans	$69,115	$55,890	$49,997
Taxable securities	6,482	4,516	3,840
Nontaxable securities	2,274	1,500	917
Federal funds sold	104	257	548
Other interest and dividends	171	34	148
Total interest income	78,146	62,197	55,450
Interest expense:
Deposits	11,941	16,087	19,375
Borrowed funds	3,319	2,250	1,099
Total interest expense	15,260	18,337	20,474
Net interest income	62,886	43,860	34,976
Provision for loan losses	10,350	10,685	6,274
Net interest income after provision for loan losses	52,536	33,175	28,702
Noninterest income:
Service charges on deposit accounts	2,316	1,631	1,270
Securities gains	108	193	-
Other operating income	2,745	2,589	1,434
Total noninterest income	5,169	4,413	2,704
Noninterest expenses:
Salaries and employee benefits	14,669	13,581	10,552
Equipment and occupancy expense	3,184	2,749	2,157
Professional services	925	848	986
Other operating expenses	12,191	11,752	6,881
Total noninterest expenses	30,969	28,930	20,576
Income before income taxes	26,736	8,658	10,830
Provision for income taxes	9,358	2,780	3,825
Net income	$17,378	$5,878	$7,005

Basic earnings per share	$3.15	$1.07	$1.37

Diluted earnings per share	$2.84	$1.02	$1.31

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
Net income	$17,378	$5,878	$7,005

Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains arising during period from securities available for sale,
net of tax of $755, $472 and $131 for 2010, 2009 and 2008, respectively	1,334	918	254
Reclassification adjustment for net gains on sale of securities in net income, net
of tax of $39 and $65 for 2010 and 2009, respectively	(70)	(128)	-
Unrealized holding gains arising during period from derivative, net of tax of $23	-	-	67
Reclassification adjustment for net gains realized on derivatives in net income,
net of tax benefit of $93 and $184 for 2009 and 2008, respectively	-	(179)	(360)
Other comprehensive income (loss), net of tax (benefit)	1,264	611	(39)
Comprehensive income	$18,642	$6,489	$6,966

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2007	$5	$63,159	$8,082	$1,001	$72,247
Sale of 260,540 shares	-	6,474	-	-	6,474
Other comprehensive loss	-	-	-	(39)	(39)
Stock based compensation expense	-	671	-	-	671
Issuance of warrants related to
subordinated notes payable	-	425	-	-	425
Net income	-	-	7,005	-	7,005
Balance, December 31, 2008	5	70,729	15,087	962	86,783
Sale of 139,460 shares	1	3,478	-	-	3,479
Other comprehensive income	-	-	-	611	611
Stock based compensation expense	-	785	-	-	785
Issuance of warrants related to
subordinated notes payable	-	86	-	-	86
Net income	-	-	5,878	-	5,878
Balance, December 31, 2009	6	75,078	20,965	1,573	97,622
Other comprehensive income	-	-	-	1,264	1,264
Exercise of stock options, including tax benefit	-	123	-	-	123
Stock-based compensation expense	-	713	-	-	713
Net income	-	-	17,378	-	17,378
Balance, December 31, 2010	$6	$75,914	$38,343	$2,837	$117,100

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$17,378	$5,878	$7,005
Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred tax benefit	(2,212)	(1,601)	(1,237)
Provision for loan losses	10,350	10,685	6,274
Depreciation and amortization	1,066	1,087	926
Net amortization (accretion) of investments	823	(318)	(320)
Amortized gain on derivative	-	(272)	(544)
Market value adjustment of interest rate cap	45	-	-
Increase in accrued interest and dividends receivable	(790)	(2,174)	(77)
Stock compensation expense	713	785	671
(Decrease) increase in accrued interest payable	(128)	(254)	498
Proceeds from sale of mortgage loans held for sale	172,586	196,400	79,751
Originations of mortgage loans held for sale	(175,046)	(201,143)	(81,025)
Gain on sale of securities available for sale	(108)	(193)	-
Net loss on sale of other real estate owned	203	441	180
Write down of other real estate owned	1,051	1,802	1,289
Decrease (increase) in special prepaid
FDIC insurance assessments	2,538	(7,850)	-
Net change in other assets, liabilities, and other
operating activities	1,106	(810)	(1,193)
Net cash provided by operating activities	29,575	2,463	12,198
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(84,425)	(200,558)	(23,825)
Proceeds from maturities, calls and paydowns of securities
available for sale	31,889	16,585	9,434
Purchase of securities held to maturity	(4,589)	(645)	-
Increase in loans	(197,572)	(253,172)	(308,944)
Purchase of premises and equipment	(428)	(2,294)	(817)
Purchase of restricted equity securities	(269)	(582)	(1,457)
Purchase of interest rate cap	(160)	-	-
Proceeds from sale of securities available for sale	32,297	32,567	-
Proceeds from sale of interest rate floor	-	-	1,000
Proceeds from tenant reimbursement	-	-	183
Proceeds from sale of other real estate owned and repossessions	7,995	6,314	4,111
Additions to other real estate owned	(75)	(905)	(1,424)
Net cash used in investing activities	(215,337)	(402,690)	(321,739)

FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	39,183	89,848	36,441
Net increase in interest-bearing deposits	287,178	305,188	238,195
Proceeds from issuance of trust preferred securities	15,050	-	15,000
Proceeds from other borrowings	-	5,000	20,317
Repayment of other borrowings	-	-	(390)
Proceeds from sale of stock, net	-	3,479	6,474
Proceeds from exercise of stock options	123	-	-
Net cash provided by financing activities	341,534	403,515	316,037

Net increase in cash and cash equivalents	155,772	3,288	6,496

Cash and cash equivalents at beginning of year	76,206	72,918	66,422

Cash and cash equivalents at end of year	$231,978	$76,206	$72,918

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$15,388	$18,591	$19,976
Income taxes	6,958	4,317	4,169

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$787	$1,861	$-
Other real estate acquired in settlement of loans	5,372	10,198	13,650
Internally financed sales of other real estate owned	1,757	566	-

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  The total of those reserve balances was approximately $5,456,000 at December 31, 2010 and $8,009,000 at December 31, 2009.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported at amortized cost.  In determining the existence of other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Investments in Restricted Equity Securities Carried at Cost

Investments in restricted equity securities without a readily determinable market value are carried at cost.

Loans

Loans are reported at unpaid principal balances, less unearned fees and the allowance for loan losses.  Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income on nonaccrual loans is recognized on a cash basis or cost recovery basis until the loan is returned to accrual status.  Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan.  The Company does not have a concentration of loans to any one industry or geographic market.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process.  The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies.  The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date.  Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives.  In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process.  The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2010 and 2009 were not material and have not been recorded.

During 2008 the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of December 31, 2010, the Company was party to two swaps with notional amounts totaling approximately $11.8 million with customers, and two swaps with notional amounts totaling approximately $11.8 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.

During 2010 the Company entered into an interest rate cap with a notional value of $100 million.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.

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

Stock-Based Compensation

At December 31, 2010, the Company had two stock-based employee compensation plans for grants of options to key employees.  These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock  Compensation.  The stock-based employee compensation plans are more fully described in Note 14.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Accumulated comprehensive income (loss), which is recognized as a separate component of equity, includes unrealized gains and losses on securities available for sale as well as the interest rate floor contract that qualified for cash flow hedge accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $313,000, $276,000 and $318,000, respectively.

Adoption of Recent Accounting Pronouncements

During December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16 – “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  The ASU amends Accounting Standards Codification (ASC) Subtopic 310 to clarify that modifications of loans that are accounted for within a pool, as defined by Subtopic 310-30, do not result in the removal of these loans from the pool even if the modification would otherwise be considered a troubled debt restructuring.  The amendments do not include loans not accounted for within pools.  Loans accounted for on an individual basis continue to be subject to the troubled debt restructuring accounting provisions with ASC 310-40 Troubled Debt Restructurings by Creditors.  The Company adopted the provisions of this ASU during the third quarter 2010.  This amendment did not have a material impact on the Company’s consolidated financial statements.

During January 2010, the FASB issued ASU 2010-06 – “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended September 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated financial statements.  See Note 8 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

Adoption of Recent Accounting Pronouncements (Continued)

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

NOTE 2.              INVESTMENT SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In Thousands)
December 31, 2010:
Securities Available for Sale
U.S. Treasury and government agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	-	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities Held to Maturity
State and municipal securities	$5,234	$-	$(271)	4,963
Total	$5,234	$-	$(271)	$4,963

December 31, 2009:
Securities Available for Sale
U.S. Treasury and government agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities Held to Maturity
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.              INVESTMENT SECURITIES (Continued)

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2010 and 2009, there were no holdings of securities of any issuer, other than the U.S. Government and its agencies, in an amount greater that 10% of stockholders’ equity.

The amortized cost and fair value of securities as of December 31, 2010 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale
Due within one year	$165	$167
Due from one to five years	67,760	68,471
Due from five to ten years	84,577	85,712
Due after ten years	18,383	18,385
Mortgage-backed securities	101,709	104,224
	$272,594	$276,959

Securities held to maturity
Due after ten years	$5,234	$4,963
	$5,234	$4,963

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, the Company believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.              INVESTMENT SECURITIES (Continued)

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010:
U.S. Treasury and government agencies	$(224)	$24,217	$-	$-
Mortgage-backed securities	(268)	16,417	-	-
State and municipal securities	(1,034)	33,282	(288)	3,674
Corporate debt	-	-	-	-
	$(1,526)	$73,916	$(288)	$3,674

December 31, 2009:
U.S. Treasury and government agencies	$(437)	$42,836	$-	$-
Mortgage-backed securities	(625)	44,993	-	-
State and municipal securities	(569)	20,479	-	-
Corporate debt	(17)	2,074	(13)	986
	$(1,648)	$110,382	$(13)	$986

At December 31, 2010, 18 of the Company’s 430 debt securities were in an unrealized loss position for more than 12 months.  The Company does not believe this unrealized loss is “other than temporary” since it has the ability and intent to hold the investment for a period of time sufficient to allow for a recovery in market value, and it is not probable that the Company will be unable to collect all of the amounts contractually due.  The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

During 2010, nine government agency bonds with an amortized cost of $31,189,000 and one corporate bond with an amortized cost of $1,000,000 were sold with total recognized gain on sale of $108,000.  During 2009, two corporate bonds with an amortized cost of $2,040,000 and three government agency bonds with an amortized cost of $30,334,000 were sold with total recognized gain on sale of $193,000.  There were no losses on the sale of securities during 2010, 2009 or 2008.  There were no sales of securities during 2008.

The carrying value of investment securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2010 and 2009 was $111,347,000 and $117,377,000, respectively.

Restricted equity securities include (1) a restricted investment in Federal Home Loan Bank stock for membership requirement and to secure available lines of credit, and (2) an investment in First National Bankers Bank stock.  The amount of investment in the Federal Home Loan Bank stock was $3,260,000 and $2,991,000 at December 31, 2010 and 2009, respectively.  The amount of investment in the First National Bankers Bank stock was $250,000 at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.              LOANS

The composition of loans is summarized as follows:

	December 31,
	2010	2009
	(In Thousands)
Commercial, financial and agricultural	$536,152	$461,140
Real estate - construction	172,055	224,178
Real estate - mortgage	648,796	489,244
Consumer	37,347	32,574
	1,394,350	1,207,136
Allowance for loan losses	(18,077)	(14,737)
Net unamortized loan origination fees	468	(52)
Loans, net	$1,376,741	$1,192,347

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance, beginning of year	$14,737	$10,602	$7,732
Loans charged off	(7,208)	(6,676)	(3,866)
Recoveries	198	126	462
Provision for loan losses	10,350	10,685	6,274
Balance, end of year	$18,077	$14,737	$10,602

Loans by credit quality indicator as of December 31, 2010 are as follows:

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$508,376	$14,209	$14,035	$-	$536,620
Real estate - construction	126,200	17,145	28,710	-	172,055
Real estate - mortgage:
Owner occupied commercial	256,638	6,251	7,878	-	270,767
1-4 family mortgage	193,365	1,072	4,799	-	199,236
other mortgage	175,815	562	2,416	-	178,793
Total real estate mortgage	625,818	7,885	15,093	-	648,796
Consumer	36,090	-	1,257	-	37,347
Total	$1,296,484	$39,239	$59,095	$-	$1,394,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.              LOANS (Continued)

Loans by performance status as of December 31, 2010 are as follows:

	Performing	Nonperforming	Total

Commercial, financial and agricultural	$534,456	$2,164	$536,620
Real estate - construction	161,333	10,722	172,055
Real estate - mortgage:
Owner occupied commercial	270,131	636	270,767
1-4 family mortgage	199,035	201	199,236
other mortgage	178,793	-	178,793
Total real estate mortgage	647,959	837	648,796
Consumer	36,723	624	37,347
Total	$1,380,471	$14,347	$1,394,818

Loans by past due status as of December 31, 2010 are as follows:

	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non- Accrual	Current	Total Loans

Commercial, financial and agricultural	$205	$575	$-	$780	$2,164	$533,676	$536,620
Real estate - construction	-	-	-	-	10,722	161,333	172,055
Real estate - mortgage:
Owner-occupied commercial	134	-	-	134	636	269,997	270,767
1-4 family mortgage	125	-	-	125	201	198,910	199,236
Other mortgage	-	-	-	-	-	178,793	178,793
Total real estate - mortgage	259	-	-	259	837	647,700	648,796
Consumer	13	-	-	13	624	36,710	37,347
Total	$477	$575	$-	$1,052	$14,347	$1,379,419	$1,394,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.              LOANS (Continued)

Impaired loans as of December 31, 2010 are as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Year

With no allowance recorded:
Commercial, financial and agricultural	$2,345	$2,930	$-	$2,909	$129
Real estate - construction	10,532	12,705	-	11,799	351
Real estate - mortgage:
Owner-occupied commercial	1,614	1,801	-	1,668	123
1-4 family mortgage	511	511	-	462	16
Other mortgage	1,817	1,817	-	1,021	66
Total real estate - mortgage	3,942	4,129	-	3,151	205
Consumer	289	289	-	223	12
Total with no allowance recorded	17,108	20,053	-	18,082	697

With an allowance recorded:
Commercial, financial and agricultural	9,190	9,190	1,602	8,881	449
Real estate - construction	18,178	18,428	1,855	18,136	643
Real estate - mortgage:
Owner-occupied commercial	3,373	3,373	55	3,393	208
1-4 family mortgage	2,995	2,995	360	3,025	154
Other mortgage	-	-	-	-	-
Total real estate - mortgage	6,368	6,368	415	6,418	362
Consumer	704	704	554	625	37
Total with allowance recorded	34,440	34,690	4,426	34,060	1,491

Total Impaired Loans: impaired loans
Commercial, financial and agricultural	11,535	12,120	1,602	11,790	578
Real estate - construction	28,710	31,133	1,855	29,935	994
Real estate - mortgage:
Owner-occupied commercial	4,987	5,174	55	5,061	332
1-4 family mortgage	3,506	3,506	360	3,487	170
Other mortgage	1,817	1,817	-	1,021	66
Total real estate - mortgage	10,311	10,497	415	9,569	567
Consumer	993	993	554	848	49
Total impaired loans	$51,549	$54,743	$4,426	$52,142	$2,188

The recorded investment in impaired loans was $21.4 million at December 31, 2009.  The allowance allocated to impaired loans totaled $3.1 million at December 31, 2009.  The average amount of impaired loans was $21.8 million during 2009 and $11.2 million during 2008.  Interest income recognized on impaired loans was $584,000 and $404,000 for 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.              LOANS (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Balance, beginning of year	$8,469	$15,934
Advances	9,471	5,174
Repayments	(11,115)	(12,639)
Balance, end of year	$6,825	$8,469

NOTE 4.              FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
Balance at beginning of year	$12,525	$10,473	$1,623
Transfers from loans and capitalized expenses	5,447	11,103	15,074
Foreclosed properties sold	(7,995)	(6,314)	(4,111)
Writedowns and partial liquidations	(3,011)	(2,737)	(2,113)
Balance at end of year	$6,966	$12,525	$10,473

NOTE 5.              PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2010	2009
	(In Thousands)
Furniture and equipment	$4,441	$4,079
Leasehold improvements	3,920	3,882
	8,361	7,961
Accumulated depreciation	(3,911)	(2,873)
	$4,450	$5,088

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2010, 2009 and 2008 were $1,066,000, $1,087,000 and $926,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.              PREMISES AND EQUIPMENT (Continued)

The Company leases land and building space under non-cancellable operating leases.  Future minimum lease payments under non-cancellable operating leases are summarized as follows:

(In Thousands)
2011	$1,992
2012	2,050
2013	1,912
2014	1,945
2015	1,974
Thereafter	7,715
$17,588

For the years ended December 31, 2010, 2009 and 2008, annual rental expense on operating leases was $1,734,000, $1,447,000 and $1,009,000, respectively.

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

The Company has invested in a limited partnership for which it determined is not the primary beneficiary, and which thus are not subject to consolidation by the company.  The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received.  The amount recorded as investment in this partnership at December 31, 2010 was $699,000.

On December 31, 2009, the Company entered into a limited partnership as funding investor.  The partnership is a single purpose entity that is lending money to a real estate investor for the purpose of acquiring and operating a multi-tenant office building.  The investment qualifies for New Market Tax Credits under Internal Revenue Code Section 45D, as amended.  The Company has determined that it is the primary beneficiary of the economic risks and rewards of the VIE, and thus has consolidated the partnership’s assets and liabilities into its consolidated financial statements.  The amount recorded as an investment in this partnership at December 31, 2010 was $3,578,000, of which $2,270,000 is included in loans of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.              DEPOSITS

Deposits at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In Thousands)
Noninterest-bearing demand	$250,490	$211,307
Interest-bearing checking	1,224,244	965,661
Savings	5,493	1,453
Time	55,583	43,513
Time, $100,000 and over	222,906	210,421
	$1,758,716	$1,432,355

The scheduled maturities of time deposits at December 31, 2010 were as follows:

(In Thousands)
2011	$178,984
2012	40,565
2013	36,167
2014	15,521
2015	7,252
$278,489

At December 31, 2010 and 2009, overdraft deposits reclassified to loans were $1,111,000 and $471,000, respectively.

NOTE 8.              FEDERAL FUNDS PURCHASED

At December 31, 2010, the Company had available lines of credit totaling approximately $130 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding.  These lines are subject to annual renewals with varying interest rates.

NOTE 9.              OTHER BORROWINGS

At December 31, 2010 and 2009, the composition of other borrowings is as follows:

	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB Advances:
Fixed rate, due 2012 and 2013	$20,000	3.13%	$20,000	3.13%
Subordinated notes payable	4,937	8.25	4,922	8.25
Total other borrowings	$24,937	4.14%	$24,922	4.14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.              OTHER BORROWINGS (Continued)

Other borrowings as of December 31, 2010 consist of two Federal Home Loan Bank advances in the amount of $10 million each.  One has a maturity of March 19, 2012, and the other has a maturity of March 19, 2013.

The Company has pledged certain qualifying mortgage loans with an aggregate carrying value of $24.8 million as collateral under the borrowing agreement with the FHLB.  The Company has borrowing capacity with the FHLB of Atlanta totaling $4.8 million at December 31, 2010.

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

The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company (i) prior to September 1, 2011, in whole upon the occurrence of a Special Event, as defined in the Indenture, or (ii) in whole or in part on or after September 1, 2011 for any reason. In the event of the redemption of the trust preferred securities prior to September 1, 2011, the holders of the trust preferred securities will be entitled to $1,050 per share, plus accumulated and unpaiddistributions thereon (including accrued interest thereon), if any, to the date of payment. In the event of the redemption of the trust preferred securities on or after September 1, 2011, the holders of the trust preferred securities will be entitled to receive $1,000 per share plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040 (Continued)

Holders of the Preferred Securities are entitled to receive distributions accruing from March 15, 2010, and payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing June 15, 2010 unless the

Company defers interest payments on the Subordinated Debentures.  Distributions accrue at an annual rate equal to 6.0% of the liquidation amount of $1,000 per Preferred Security.  The rate and the distribution dates for the Preferred Securities correspond to the interest rate and payment dates on the Subordinated Debentures, which constitute substantially all the assets of the 2010 Trust.  As a result, if principal or interest is not paid on the Subordinated Debentures, no corresponding amounts will be paid on the Preferred Securities.  The 2010 Trust also pays a distribution on the common securities at an annual rate of 6.0% of the purchase price of the common securities, but such payments are financially immaterial since they simply represent a return of funds to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040 (Continued)

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

NOTE 12.            SUBORDINATED NOTE DUE JUNE 1, 2016

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

NOTE 13.            DERIVATIVES

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

During 2010 the Company entered into an interest rate cap with a notional value of $100 million.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.            DERIVATIVES (Continued)

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

NOTE 14.	EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2010, the Company has two share-based compensation plans, which are described below.  The compensation cost that has been charged against income for the plans was approximately $713,000, $785,000 and $671,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Incentive Plans

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 525,000 shares of common stock.  However, upon shareholder approval during 2006, the 2005 Plan was amended in order to allow the Company to grant stock options for up to 1,025,000 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the 2005 Plan.  Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts from 2007 through 2015 and are based on continuous service during that vesting period and have a ten-year contractual term.  Dividends are not paid on unexercised options and dividends are not subject to vesting.  The Plan provides for accelerated vesting if there is a change in control (as defined in the Plan).

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

As of December 31, 2010, there are a total of 594,000 shares available to be granted under both of these plans.

The Company granted non-plan options to certain persons representing key relationships to purchase up to an aggregate amount of 55,000 shares of our common stock at between $15.00 and $20.00 per share for 10 years.  These options are non-qualified and not part of either the 2005 Amended and Restated Stock Incentive Plan or 2009 Stock Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

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

	2010	2009	2008
Expected volatility	26.00%	20.00%	21.16%
Expected dividends	0.00%	0.50%	0.50%
Expected term (in years)	7	7	7
Risk-free rate	2.10%	1.70%	2.93%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $7.91, $5.87 and $6.58, respectively.

The following tables summarize the status of stock options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2010:
Outstanding at beginning of year	863,500	$15.17	6.8	$8,483
Granted	37,500	25.00	9.4	-
Exercised	(10,000)	10.00	-	150
Forfeited	(10,000)	15.00	-	-
Outstanding at end of year	881,000	15.65	6.9	$8,238

Exercisable at December 31, 2010	272,627	$11.96	5.1	$3,555

Year Ended December 31, 2009:
Outstanding at beginning of year	826,000	$14.70	7.7	$8,513
Granted	40,000	25.00	9.4	-
Exercised	-	-	-	-
Forfeited	(2,500)	15.00	-	-
Outstanding at end of year	863,500	15.17	6.8	$8,483

Exercisable at December 31, 2009	143,530	$11.99	6.1	$1,867

Year Ended December 31, 2008:
Outstanding at beginning of year	742,500	$13.40	8.4	$4,905
Granted	98,500	24.31	-	-
Exercised	-	-	-	-
Forfeited	(15,000)	13.50	-	-
Outstanding at end of year	826,000	14.70	7.7	$8,513

Exercisable at December 31, 2008	68,598	$12.08	7.0	$886

Exercisable options at December 31, 2010 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$10.00	125,500	$10.00	4.4	$1,883
11.00	69,000	11.00	5.3	966
15.00	63,130	15.00	5.9	631
20.00	14,997	20.00	6.6	75
	272,627	$11.96	5.1	$3,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

As of December 31, 2010, there was $1,337,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the year ended December 31, 2010 was $474,000.

The Company granted 20,000 restricted stock awards to a key executive in October 2009, and granted 2,000 restricted stock awards to each of five employees in February 2010, for a total of 30,000 shares.  The value of these awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  4,000 shares of restricted stock vested during 2010.  As of December 31, 2010, there was $583,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 3.9 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Bank’s organizers, it granted organizers an opportunity to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the time.  The warrants fully vested on May 2, 2008, the third anniversary of the Bank’s incorporation, and will terminate on the tenth anniversary of the incorporation date.  The total number of warrants outstanding at December 31, 2010 and 2009 was 60,000.

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

As of December 31, 2010, all warrants were fully vested.

The following tables summarize the status of stock warrants granted under the Company’s stock-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2010:
Outstanding at beginning of year	60,000	$10.00	5.3	$900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	4.3	$900

Exercisable at December 31, 2010	60,000	$10.00	4.3	$900

Year Ended December 31, 2009:
Outstanding at beginning of year	60,000	$10.00	6.3	$900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	5.3	$900

Exercisable at December 31, 2009	60,000	$10.00	5.3	$900

Year Ended December 31, 2008:
Outstanding at beginning of year	60,000	$10.00	7.3	$600
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	6.3	$900

Exercisable at December 31, 2008	60,000	$10.00	6.3	$900

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service.  For employees in service with the Bank at June 15, 2005, the length of service and age requirements were waived.  The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions.  The Company’s expense for the plan was $377,000, $341,000 and $303,000 for 2010, 2009 and 2008, respectively.

NOTE 15.            COMMON STOCK

During 2008, the Company completed private placements of 260,540 shares of common stock.  The shares were issued and sold at $25 per share to accredited investors of which approximately 75,800 shares were purchased by directors, officers and their families.  This sale of stock resulted in net proceeds of $6,474,000.  This includes stock offering expenses of $39,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.            COMMON STOCK (Continued)

During 2009, the Company completed private placements of 139,460 shares of common stock.  The shares were issued and sold at $25 per share to accredited investors of which approximately 78,500 shares were purchased by directors, officers and their families.  This sale of stock resulted in net proceeds of $3,479,000.  This includes stock offering expenses of $8,000.

NOTE 16.            REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth by the Alabama State Banking Department.  Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years.  Based on this, the Bank would be limited to paying $39.1 million in dividends as of December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective.  To remain categorized as well capitalized; the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2010.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$166,850	11.82%	$112,927	8.00%	N/A	N/A
ServisFirst Bank	166,721	11.81%	112,978	8.00%	$141,222	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	144,263	10.22%	56,464	4.00%	N/A	N/A
ServisFirst Bank	144,117	10.20%	56,489	4.00%	84,733	6.00%
Tier I Capital to Average Assets:
Consolidated	144,263	7.77%	74,266	4.00%	N/A	N/A
ServisFirst Bank	144,117	7.77%	74,236	4.00%	92,795	5.00%

As of December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$130,882	10.48%	$99,903	8.00%	N/A	N/A
ServisFirst Bank	130,426	10.45%	99,851	8.00%	$124,814	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	111,049	8.89%	49,952	4.00%	N/A	N/A
ServisFirst Bank	110,593	8.86%	49,926	4.00%	74,888	6.00%
Tier I Capital to Average Assets:
Consolidated	111,049	6.97%	63,737	4.00%	N/A	N/A
ServisFirst Bank	110,593	6.94%	63,737	4.00%	79,672	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.            OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Other operating income
Mortgage fee income	$2,174	$2,222	$995
Loss on sale of other real estate owned	(203)	(441)	(180)
Other	774	808	619
	$2,745	$2,589	$1,434

Other operating expenses
Postage	$173	$142	$105
Telephone	358	318	206
Data processing	1,983	1,844	1,341
FDIC insurance	2,879	2,735	568
Expenses to carry other real estate owned	1,964	2,745	1,619
Recording fees	308	309	288
Supplies	263	319	274
Customer and public relations	477	462	409
Marketing	313	276	318
Sales and use tax	141	211	243
Donations and contributions	261	214	205
Directors fees	216	180	198
Other	2,855	1,822	1,107
	$12,191	$11,577	$6,881

NOTE 18.            INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)

Current	$11,570	$4,381	$5,062
Deferred	(2,212)	(1,601)	(1,237)
Income tax expense	$9,358	$2,780	$3,825

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	INCOME TAXES (Continued)

	Year Ended December 31, 2010
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$9,355	35.00%
Effect on rate of:
State income tax, net of federal tax effect	715	2.68%
Tax-exempt income, net of expenses	(773)	-2.89%
Incentive stock option expense	144	0.54%
Other	(83)	-0.32%
Effective income tax and rate	$9,358	35.01%

	Year Ended December 31, 2009
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$2,944	34.00%
Effect on rate of:
State income tax, net of federal tax effect	214	2.47%
Tax-exempt income, net of expenses	(477)	-5.51%
Incentive stock option expense	224	2.59%
Other	(125)	-1.44%
Effective income tax and rate	$2,780	32.11%

	Year Ended December 31, 2008
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$3,683	34.00%
Effect on rate of:
State income tax, net of federal tax effect	191	1.76%
Tax-exempt income, net of expenses	(278)	-2.57%
Incentive stock option expense	177	1.64%
Other	52	0.48%
Effective income tax and rate	$3,825	35.31%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	INCOME TAXES (Continued)

The components of net deferred tax asset are as follows:

	December 31,
	2010	2009	2008
	(In Thousands)
Other real estate	$646	$411	$309
Start-up costs	127	141	154
Net unrealized gains on securities available for sale and cash flow hedge	(1,528)	(810)	(496)
Depreciation	(206)	(304)	(195)
Deferred loan fees	(72)	106	131
Allowance for loan losses	6,974	5,419	3,649
Nonqualified equity awards	194	27	116
Other	231	(118)	(83)
Net deferred income tax assets	$6,366	$4,872	$3,585

The Company believes its net deferred tax asset is recoverable as of December 31, 2010 based on the expectation of future taxable income and other relevant considerations.

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

	2010	2009	2008
	(In Thousands)
Commitments to extend credit	$538,719	$409,760	$294,502
Credit card arrangements	17,601	19,059	11,323
Standby letters of credit	47,103	39,205	32,655
	$603,423	$468,024	$338,480

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

	Years Ended December 31,
	2010	2009	2008
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	5,519,151	5,485,972	5,114,194
Net income	$17,378	$5,878	$7,005
Basic earnings per share	$3.15	$1.07	$1.37

Weighted average common shares outstanding	5,519,151	5,485,972	5,114,194
Dilutive effects of assumed conversions and exercise of stock options and warrants	775,453	301,671	224,689
Weighted average common and dilutive potential common shares outstanding	6,294,604	5,787,643	5,338,883
Net income	$17,378	$5,878	$7,005
Diluted earnings per share	$2.84	$1.02	$1.31

NOTE 22.	RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2010 and 2009 in the amount of $6,825,000 and $8,469,000, respectively.

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

Interest Rate Cap – The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy.  These fair value estimations include primarily market observable inputs such as yield curves and option volatilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENT (Continued)

Impaired Loans- Loans are considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $7,878,000 and $6,076,000 during the years ended December 31, 2010 and 2009, respectively.  Impaired loans measured at fair value on a nonrecurring basis are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $1,252,000 and $2,149,000 for 2010 and 2009, respectively.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2010 and 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENT (Continued)

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$276,959	$-	$276,959
Interest rate swap agreements	-	803		803
Interest rate cap		115		115
Total assets at fair value	$-	$277,877	$-	$277,877

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$803	$-	$803

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$255,453	$-	$255,453
Interest rate swap agreements	-	413		413
Total assets at fair value	$-	$255,866	$-	$255,866

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$413	$-	$413

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of December 31, 2010 and 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENT (Continued)

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$35,183	$35,183
Other real estate owned	-	-	6,966	6,966
Total assets at fair value	$-	$-	$42,149	$42,149

		Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$8,003	$8,003
Other real estate owned	-	-	12,525	12,525
Total assets at fair value	$-	$-	$20,528	$20,528

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

Restricted equity securities: Fair values for other investments are considered to be their cost as they are redeemed at par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENT (Continued)

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENT (Continued)

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$231,978	$231,978	$76,206	$76,206
Investment securities available for sale	276,959	276,959	255,453	255,453
Investment securities held to maturity	5,234	4,963	645	643
Restricted equity securities	3,510	3,510	3,241	3,241
Mortgage loans held for sale	7,875	7,875	6,202	6,202
Loans, net	1,376,741	1,388,154	1,192,347	1,193,550
Accrued interest and dividends receivable	6,990	6,990	6,200	6,200
Derivative	918	918	413	413

Financial Liabilities:
Deposits	$1,758,716	$1,761,906	$1,432,355	$1,435,387
Borrowings	24,937	25,717	24,922	25,981
Trust preferred securities	30,420	27,989	15,228	12,681
Accrued interest payable	898	898	1,026	1,026
Derivative	803	803	413	413

NOTE 24.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of ServisFirst Bancshares, Inc. as of December 31, 2010 and 2009 and the condensed statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	PARENT COMPANY FINANCIAL INFORMATION (Continued)

BALANCE SHEET
(In Thousands)
	December 31
	2010	2009
Assets
Cash & due from banks	$51	$95
Investment in subsidiary	146,954	112,166
Other assets	660	649
Total assets	147,665	112,910

Liabilities
Other borrowings	30,420	15,228
Other liabilities	145	60
	30,565	15,288

Stockholders' equity
Common stock	6	6
Paid in capital	75,914	75,078
Retained earnings	38,343	20,965
Accumulated other comprehensive income	2,837	1,573
Total stockholders' equity	117,100	97,622
Total liabilites and stockholders' equity	$147,665	$112,910

STATEMENT OF INCOME
(In Thousands)
	2010	2009	2008
Income
Dividends received from subsidiary	$1,230	$325	$850
Other income	42	40	30
Total income	1,272	365	880
Expense
Interest on borrowings	2,236	1,401	488
Other operating expenses	295	304	391
Total expense	2,531	1,705	879
(Loss) income before income taxes & equity in undistributed earnings of subsidiary	(1,259)	(1,340)	1
Income tax benefit	(924)	(614)	(313)
(Loss) income before equity in undistributed earnings earnings of subsidiary	(335)	(726)	314
Equity in undistributed earnings of subsidiary	17,713	6,604	6,691
Net income	$17,378	$5,878	$7,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENT OF CASH FLOWS
(In Thousands)
	2010	2009	2008
Operating activities
Net income	$17,378	$5,878	$7,005
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Other	241	260	(180)
Equity in undistributed earnings of subsidiary	(17,713)	(6,604)	(6,691)
Net cash (used in) provided by operating activities	(94)	(466)	134
Investing activities
Investment in subsidiary	(15,000)	(3,479)	(20,975)
Net cash used in investing activities	(15,000)	(3,479)	(20,975)
Financing activities
Proceeds from other borrowings	-	-	317
Repayment of borrowings	-	-	(390)
Proceeds from issuance of trust preferred securities	15,050	-	15,000
Proceeds from issuance of common stock	-	3,479	6,474
Net cash provided by financing activities	15,050	3,479	21,401
(Decrease) increase in cash & cash equivalents	$(44)	$(466)	$560
Cash & cash equivalents at beginning of year	95	561	1
Cash & cash equivalents at end of year	$51	$95	$561

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements.  Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2010 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$18,502	$18,996	$19,959	$20,689
Interest expense	3,596	3,688	3,972	4,004
Net interest income	14,906	15,308	15,987	16,685
Provision for loan loss	2,538	2,537	2,537	2,738
Net income	4,013	4,021	4,799	4,545
Income per share, basic	0.73	0.73	0.87	0.82
Income per share, diluted	0.69	0.65	0.77	0.73

	2009 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$13,937	$14,979	$16,092	$17,189
Interest expense	4,891	4,478	4,648	4,320
Net interest income	9,046	10,501	11,444	12,869
Provision for loan loss	2,460	2,608	3,209	2,583
Net income	721	1,559	1,608	1,990
Income per share, basic	0.13	0.28	0.29	0.37
Income per share, diluted	0.13	0.27	0.28	0.34

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer has concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Mauldin & Jenkins, LLC an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Shareholders.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code of Ethics.  A copy of the Code of Ethics is included as Exhibit 14 to this Form 10-K.

Executive Officers of the Registrant

The business experience of our executive officers who are not also directors is set forth below.

William Foshee – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005.  Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation from 2002 until it was acquired in 2005.  Mr. Foshee is a Certified Public Accountant.

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

G. Carlton Barker – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007.  Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region.  Mr. Barker serves on the Huntingdon College Board of Trustees and on the Alabama State Banking Board.

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

ITEM 11. EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

(a)	The following financial statements are filed as a part of this registration statement:

(b)	The following exhibits are furnished with this registration statement.

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Certain provisions from the Certificate of Incorporation (1)

4.3	Revised Form of Common Stock Certificate (2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008 (3)

4.5	Indenture dated September 2, 2008 (3)

4.6	Guarantee Agreement dated September 2, 2008 (3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008 (3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016 (6)

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009 (6)

4.10	Amended and Restated Trust Agreement of ServisFirst Capital Trust II, dated March 15, 2010 (7)

4.11	Indenture, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.12	Preferred Securities Guaranty Agreement, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (4)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (5)

21	List of Subsidiaries

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

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

(6) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(7) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Current Report on Form 8-K dated March 15, 2010, and incorporated herein by reference.

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

Dated: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 8, 2011
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 8, 2011
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 8, 2011
Stanley M. Brock

*	Director	March 8, 2011
Michael D. Fuller

	Director	March 8, 2011
James J. Filler

*	Director	March 8, 2011
Joseph R. Cashio

*	Director	March 8, 2011
Hatton C. V. Smith

*The undersigned, acting pursuant to a Power of Attorney, have signed this Annual Report on Form 10-K for and on behalf of  the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above ad on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Certain provisions from the Certificate of Incorporation (1)

4.3	Revised Form of Common Stock Certificate (2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008 (3)

4.5	Indenture dated September 2, 2008 (3)

4.6	Guarantee Agreement dated September 2, 2008 (3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008 (3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016 (6)

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009 (6)

4.10	Amended and Restated Trust Agreement of ServisFirst Capital Trust II, dated March 15, 2010 (7)

4.11	Indenture, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.12	Preferred Securities Guaranty Agreement, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (4)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (5)

21	List of Subsidiaries

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

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

(6) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(7) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s Current Report on Form 8-K dated March 15, 2010, and incorporated herein by reference.

* Management contract or compensatory plan arrangements.