Form 10-K/A
period 2010-12-31
ServisFirst Bancshares, Inc.
filed 2011-04-14
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to file Exhibit 23, Consent of Independent Registered Public Accounting Firm, and to make corresponding amendments to Part IV, Item 15(b) to reflect the inclusion of Exhibit 23.1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, we are also filing currently dated certifications of our principal executive officer and principal financial officer. No other information in our Annual Report on Form 10-K is amended or updated by this Amendment No. 1.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

(a)           The following financial statements are filed as a part of this report:

(b)	The following exhibits are furnished with this report.

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Certain provisions from the Certificate of Incorporation (1)

4.3	Revised Form of Common Stock Certificate (2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008 (3)

4.5	Indenture dated September 2, 2008 (3)

4.6	Guarantee Agreement dated September 2, 2008 (3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008 (3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016 (6)

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009 (6)

4.10	Amended and Restated Trust Agreement of ServisFirst Capital Trust II, dated March 15, 2010 (7)

4.11	Indenture, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.12	Preferred Securities Guaranty Agreement, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (4)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Financial Statements in Item 8.
14	Code of Ethics for Principal Financial Officers (5)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	April 14, 2011
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	April 14, 2011
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	April 14, 2011
Stanley M. Brock

*	Director	April 14, 2011
Michael D. Fuller

	Director	April 14, 2011
James J. Filler

*	Director	April 14, 2011
Joseph R. Cashio

*	Director	April 14, 2011
Hatton C. V. Smith

_________________
*The undersigned, acting pursuant to a Power of Attorney, have signed this Amendment No. 1 for and on behalf of  the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above ad on the date indicated below.

/s/ William M. Foshee
William M. Foshee Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NO.	NAME OF EXHIBIT

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer