Form 10-Q
period 2011-03-31
ServisFirst Bancshares, Inc.
filed 2011-05-03
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 29, 2011
Common stock, $.001 par value	5,527,482

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO
EX-31.02 SECTION 302 CERTIFICATION OF THE CFO
EX-31.01 SECTION 906 CERTIFICATION OF THE CEO
EX-31.01 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS MARCH 31, 2011 AND DECEMBER 31, 2010
(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,871	$27,454
Interest-bearing balances due from depository institutions	16,309	204,178
Federal funds sold and other investments	80,774	346
Cash and cash equivalents	117,954	231,978
Debt securities:
Available for sale	237,602	276,959
Held to maturity	13,939	5,234
Restricted equity securities	4,053	3,510
Mortgage loans held for sale	2,588	7,875
Loans	1,470,472	1,394,818
Less allowance for loan losses	(19,226)	(18,077)
Loans, net	1,451,246	1,376,741
Premises and equipment, net	4,673	4,450
Accrued interest and dividends receivable	7,358	6,990
Deferred tax assets	7,306	6,366
Other real estate owned	7,223	6,966
Other assets	9,007	8,097
Total assets	$1,862,949	$1,935,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$261,634	$250,490
Interest-bearing	1,430,866	1,508,226
Total deposits	1,692,500	1,758,716
Other borrowings	14,941	24,937
Trust preferred securities	30,455	30,420
Accrued interest payable	864	898
Other liabilities	1,781	3,095
Total liabilities	1,740,541	1,818,066
Stockholders' equity:
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,527,482 shares issued and outstanding at March 31, 2011
and December 31, 2010	6	6
Preferred stock, par value $.001 per share; 1,000,000 shares authorized;
no shares outstanding	-	-
Additional paid-in capital	76,139	75,914
Retained earnings	43,214	38,343
Accumulated other comprehensive income	3,049	2,837
Total stockholders' equity	122,408	117,100
Total liabilities and shareholders' equity	$1,862,949	$1,935,166

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$18,621	$16,204
Taxable securities	1,542	1,752
Nontaxable securities	714	524
Federal funds sold	36	10
Other interest and dividends	48	12
Total interest income	20,961	18,502
Interest expense:
Deposits	3,134	2,853
Borrowed funds	851	743
Total interest expense	3,985	3,596
Net interest income	16,976	14,906
Provision for loan losses	2,231	2,712
Net interest income after provision for loan losses	14,745	12,194
Noninterest income:
Service charges on deposit accounts	567	572
Securities gains	143	38
Other operating income	561	522
Total noninterest income	1,271	1,132
Noninterest expenses:
Salaries and employee benefits	4,214	3,482
Equipment and occupancy expense	886	780
Professional services	240	200
Other operating expenses	3,257	2,796
Total noninterest expenses	8,597	7,258
Income before income taxes	7,419	6,068
Provision for income taxes	2,548	2,055
Net income	$4,871	$4,013

Basic earnings per share	$0.88	$0.73

Diluted earnings per share	$0.77	$0.68

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)
(Unaudited)

	2011	2010
Net income	$4,871	$4,013

Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $164 and $149 for 2011 and 2010, respectively	305	289
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $(50) and $(13) for 2011 and 2010, respectively	(93)	(25)
Other comprehensive income, net of tax	212	264
Comprehensive income	$5,083	$4,277

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2010	6	75,914	38,343	2,837	117,100
Other comprehensive income	-	-	-	212	212
Stock based compensation expense	-	225	-	-	225
Net income	-	-	4,871	-	4,871
Balance, March 31, 2011	$6	$76,139	$43,214	$3,049	$122,408

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)

	2011	2010
OPERATING ACTIVITIES
Net income	$4,871	$4,013
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(1,053)	379
Provision for loan losses	2,231	2,712
Depreciation and amortization	266	270
Net amortization (accretion) of investments	128	150
Market value adjustment of interest rate cap	61	-
Increase in accrued interest and dividends receivable	(368)	(463)
Stock compensation expense	225	135
Decrease in accrued interest payable	(34)	(89)
Proceeds from sale of mortgage loans held for sale	35,845	29,235
Originations of mortgage loans held for sale	(30,975)	(27,934)
Gain on sale of securities available for sale	(143)	(38)
Net (gain) loss on sale of other real estate owned	(32)	52
Write down of other real estate owned	85	49
Decrease in special prepaid FDIC insurance assessments	611	564
Net change in other assets, liabilities, and other operating activities	(1,436)	(2,037)
Net cash provided by operating activities	10,282	6,998
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(17,011)	(17,274)
Proceeds from maturities, calls and paydowns of securities available for sale	7,758	10,041
Purchase of securities held to maturity	(8,709)	(500)
Proceeds from maturities, calls and paydowns of securities held to maturity	4	-
Increase in loans	(79,640)	(31,955)
Purchase of premises and equipment	(489)	(74)
Purchase of restricted equity securities	(543)	(269)
Purchase of interest rate cap	-	-
Proceeds from sale of securities available for sale	48,950	29,999
Proceeds from sale of interest rate floor	-	-
Proceeds from tenant reimbursement	-	-
Proceeds from sale of other real estate owned and repossessions	1,590	2,172
Additions to other real estate owned	-	(77)
Net cash used in investing activities	(48,090)	(7,937)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	11,144	(37,239)
Net decrease in interest-bearing deposits	(77,360)	(44,556)
Net increase in federal funds purchased	-	17,350
Proceeds from issuance of trust preferred securities	-	15,050
Repayment of other borrowings	(10,000)	-
Net cash used in financing activities	(76,216)	(49,395)

Net decrease in cash and cash equivalents	(114,024)	(50,334)

Cash and cash equivalents at beginning of year	231,978	76,206
Cash and cash equivalents at end of year	$117,954	$25,872

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$4,019	$3,685
Income taxes	3,600	1,560

NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$417	$380
Other real estate acquired in settlement of loans	1,900	2,068
Internally financed sales of other real estate owned	-	105

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 - GENERAL

The accompanying condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2010.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH FLOWS

Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants, as well as the potential common stock issuable upon possible conversion of the preferred securities described in Note 11 to the consolidated financial statements.

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Shares and Per Share Data)
Earnings Per Share
Weighted average common shares outstanding	5,527,482	5,513,482
Net income	$4,871	$4,013
Basic earnings per share	$0.88	$0.73

Weighted average common shares outstanding	5,527,482	5,513,482
Dilutive effects of assumed conversions and exercise of stock options and warrants	986,621	388,296
Weighted average common and dilutive potential common shares outstanding	6,514,103	5,901,778
Net income, adjusted for effect of debt conversion	$5,017	$4,041
Diluted earnings per share	$0.77	$0.68

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
March 31, 2011:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$49,218	$1,319	$(44)	$50,493
Mortgage-backed securities	101,556	2,739	(170)	$104,125
State and municipal securities	81,118	1,510	(755)	81,873
Corporate debt	1,023	88	-	1,111
Total	$232,915	$5,656	$(969)	$237,602
Securities Held to Maturity
Mortgage-backed securities	$8,411	$-	$(81)	$8,330
State and municipal securities	5,528	58	(92)	5,494
Total	$13,939	$58	$(173)	$13,824

December 31, 2010:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	-	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities Held to Maturity
State and municipal securities	$5,234	$-	$(271)	$4,963
Total	$5,234	$-	$(271)	$4,963

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2011 and December 31, 2010, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  The Company has the ability and intent to hold its securities until such time as lost value is recovered, or the securities mature.  Further, the Company believes any deterioration in value on its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2011:
U.S. Treasury and government sponsored agencies	$(44)	$946	$-	$-
Mortgage-backed securities	(251)	17,575	-	-
State and municipal securities	(542)	23,522	(305)	3,998
Corporate debt	-	-	-	-
	$(837)	$42,043	$(305)	$3,998

December 31, 2010:
U.S. Treasury and government sponsored agencies	$(224)	$24,217	$-	$-
Mortgage-backed securities	(268)	16,417	-	-
State and municipal securities	(1,034)	33,282	(288)	3,674
Corporate debt	-	-	-	-
	$(1,526)	$73,916	$(288)	$3,674

At March 31, 2011, 20 of the Company’s 437 debt securities had been in an unrealized loss position for 12 or more months.

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Commercial, financial and agricultural	$585,283	$536,620
Real estate - construction	161,145	172,055
Real estate - mortgage:
Owner-occupied commercial	294,889	270,767
1-4 family mortgage	206,514	199,236
Other mortgage	186,254	178,793
Subtotal: Real estate - mortgage	687,657	648,796
Consumer	36,387	37,347
Total Loans	1,470,472	1,394,818
Less: Allowance for loan losses	(19,226)	(18,077)
Net Loans	$1,451,246	$1,376,741

Commercial, financial and agricultural	39.80%	38.47%
Real estate - construction	10.96%	12.34%
Real estate - mortgage:
Owner-occupied commercial	20.05%	19.41%
1-4 family mortgage	14.04%	14.28%
Other mortgage	12.67%	12.82%
Subtotal: Real estate - mortgage	46.76%	46.51%
Consumer	2.48%	2.68%
Total Loans	100.00%	100.00%

Loans by credit quality indicator as of March 31, 2011 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$557,225	$15,790	$12,183	$85	$585,283
Real estate - construction	121,480	12,144	27,521	-	161,145
Real estate - mortgage:
Owner occupied commercial	282,081	6,239	6,569	-	294,889
1-4 family mortgage	196,334	5,389	4,791	-	206,514
other mortgage	182,619	546	3,089	-	186,254
Total real estate mortgage	661,034	12,174	14,449	-	687,657
Consumer	35,411	1	976	-	36,387
Total	$1,375,149	$40,109	$55,129	$85	$1,470,472

Loans by performance status as of March 31, 2011 were as follows:

	Performing	Nonperforming	Total

Commercial, financial and agricultural	$584,258	$1,025	$585,283
Real estate - construction	$143,780	17,365	161,145
Real estate - mortgage:
Owner occupied commercial	$294,259	630	294,889
1-4 family mortgage	$203,915	2,599	206,514
other mortgage	$186,254	-	186,254
Total real estate mortgage	684,428	3,229	687,657
Consumer	$36,012	375	36,387
Total	$1,448,478	$21,994	$1,470,472

Loans by past-due status as of March 31, 2011 were as follows:

	Days Past Due Status (Accruing Loans)
	30-59	60-89	90+	Total	Nonaccrual	Current	Total Loans

Commercial, financial and agricultural	$550	$-	$14	$564	$1,011	$583,708	$585,283
Real estate - construction	1,207	-	-	1,207	17,365	$142,573	$161,145
Real estate - mortgage:
Owner-occupied commercial	340	-	-	340	630	$293,919	$294,889
1-4 family mortgage	311	124	1,838	2,273	761	$203,480	$206,514
Other mortgage	4,297			4,297	-	$181,957	$186,254
Total real estate - mortgage	4,948	124	1,838	6,910	1,391	679,356	687,657
Consumer	69			69	375	35,943	$36,387
Total	$6,774	$124	$1,852	$8,750	$20,142	$1,441,580	$1,470,472

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2011, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $225,000 and $135,000 for three months ended March 31, 2011 and 2010, respectively.

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

	2011	2010
Expected volatility	29.00%	25.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7 years	7 years
Risk-free rate	2.70%	2.32%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $8.54 and $7.43, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2011:
Outstanding at January 1, 2011	881,000	$15.65	6.9	$8,238
Granted	166,500	26.05	9.9	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2011	1,047,500	17.30	6.4	$13,301

Exercisable at March 31, 2011	299,459	$12.75	5.0	$5,165

Three Months Ended March 31, 2010:
Outstanding at January 1, 2010	833,500	$15.00	6.8	$8,333
Granted	11,000	25.00	9.9	-
Exercised	-	-	-	-
Forfeited	(10,000)	15.00	6.7	-
Outstanding at March 31, 2010	834,500	15.25	6.6	$8,238

Exercisable at March 31, 2010	146,196	$12.05	5.9	$1,894

Restricted Stock

During the first quarter of 2010, 2,000 shares of restricted stock were granted to five employees for a total of 10,000 shares.  The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of March 31, 2011, there was $546,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 3.69 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at March 31, 2011 and 2010 was 60,000.

The Company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 10.

The Company issued warrants for 15,000 shares of common stock at a price of $25 per share in the second quarter of 2009.  These warrants were issued in connection with the issuance and sale of the Bank’s 8.25% Subordinated Note discussed in detail in Note 12.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of March 31, 2011, the Company was party to two swaps with notional amounts totaling approximately $11.8 million with customers, and two swaps with notional amounts totaling approximately $11.8 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $661,000 in offsetting entries in other assets and other liabilities.

During 2010 the Company entered into an interest rate cap with a notional value of $100 million.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense. For the first quarter of 2011, the Company recognized $61,000 in interest expense related to marking the cap to market.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2011 and December 31, 2010 were not material.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable.  Required enhancements to current disclosures include a rollforward of the allowance for loans losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans.  Nonaccrual and impaired loans by class must also be shown.  Disclosure requirements also include: (1) credit quality indicators by class, (2) aging of past due loans by class, (3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, (4) defaults on TDRs by class and their effect on the allowance for loan losses, and (5) significant purchases and sales of loans disaggregated by portfolio segment.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period disclosures.  Activity-related disclosures are required for interim and annual reporting periods beginning on or after December 15, 2010.  Although this guidance required the Company to make additional disclosures in its financial statements, adoption of this guidance did not have any effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, which provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a TDR.  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption.  Early adoption is permitted.  The Company intends to adopt the provisions of this ASU when required, and is evaluating its potential impact on the Company’s consolidated financial statements.

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

Interest Rate Swap and Cap Agreements – The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy.  These fair value estimations include primarily market observable inputs such as yield curves and option volatilities, and include the value associated with counterparty credit risk.

Impaired Loans- Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,628,000 and $2,608,000 during the three months ended March 31, 2011 and 2010, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $53,000 and $101,000 during the three months ended March 31, 2011 and 2010, respectively.  These charges were for write-downs in the value of OREO and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$237,602	$-	$237,602
Interest rate swap agreements	-	661	-	661
Interest rate cap	-	54		54
Total assets at fair value	$-	$238,317	$-	$238,317

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$661	$-	$661

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities	$-	$276,959	$-	$276,959
Interest rate swap agreements	-	803		803
Interest rate cap	-	115	-	115
Total assets at fair value	$-	$277,762	$-	$277,762

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$803	$-	$803

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2011:

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$26,595	$26,595
Other real estate owned	-	-	7,223	7,223
Total assets at fair value	$-	$-	$33,818	$33,818

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$35,183	$35,183
Other real estate owned	-	-	6,966	6,966
Total assets at fair value	$-	$-	$42,149	$42,149

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

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$117,954	$117,954	$231,978	$231,978
Investment securities available for sale	237,602	237,602	276,959	276,959
Investment securities held to maturity	13,939	13,824	5,234	4,963
Restricted equity securities	4,053	4,053	3,510	3,510
Mortgage loans held for sale	2,588	2,588	7,875	7,875
Loans, net	1,451,246	1,454,627	1,376,741	1,388,154
Accrued interest and dividends receivable	7,358	7,358	6,990	6,990
Derivative	715	715	918	918

Financial Liabilities:
Deposits	$1,692,500	$1,695,269	$1,758,716	$1,761,906
Borrowings	14,941	15,391	24,937	25,717
Trust preferred securities	30,455	27,982	30,420	27,989
Accrued interest payable	864	864	898	898
Derivative	661	661	803	803

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

Mortgage loans held for sale:  Loans are committed to be delivered to investors on a “best efforts delivery” basis within 30 days of origination.  Due to this short turn-around time, the carrying amounts of the Company’s agreements approximate their fair values.

Derivatives:  The fair values of the derivative agreements are based on quoted prices from an outside third party.

Accrued interest and dividends receivable:  The carrying amount of accrued interest and dividends receivable approximates its fair value.

Deposits:  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

NOTE 11 –	JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040

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

NOTE 12 - SUBORDINATED NOTE DUE SEPTEMBER 1, 2016

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through April 29, 2011, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2011, and events which occurred subsequent to March 31, 2011 but were not recognized in the financial statements.  As of April 29, 2011, there were no subsequent events which required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. ServisFirst Bancshares, Inc. cautions that such forward-looking statements, wherever they occur in this press release or in other statements attributable to ServisFirst Bancshares, Inc., are necessarily estimates reflecting the judgment of ServisFirst Bancshares, Inc.’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base, possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). Through the Bank, we operate ten full-service banking offices, with nine offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and one office located in the Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA, which opened April 1, 2011.  These MSAs constitute our primary service areas.

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

Overview

As of March 31, 2011, the Company had consolidated total assets of $1,862,949,000, a decrease of $72,217,000, or 3.73%, from $1,935,166,000 at December 31, 2010.  Total loans were $1,470,472,000 at March 31, 2011, up $75,654,000, or 5.42%, over $1,394,818,000 at December 31, 2010. Total deposits were $1,692,500,000 at March 31, 2011, a decrease of $66,216,000, or 3.77%, from $1,758,716,000 at December 31, 2010.

Net income for the quarter ended March 31, 2011 was $4,871,000, an increase of $858,000, or 21.38%, from $4,013,000 for the quarter ended March 31, 2010.  Basic and fully diluted earnings per common share were $0.88 and $0.77, respectively, for the three months ended March 31, 2011, compared with $0.73 and $0.68, respectively, for the same period in 2010.  This increase was primarily attributable to a $336,629,000, or 22.73%, increase in average earning assets from the first quarter of 2010 to the first quarter of 2011, and a $481,000, or 17.74%, decrease in the provision for loan losses from the first quarter of 2010 to the first quarter of 2011.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change.  Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Financial Condition

Investment Securities

Investment securities available for sale totaled $237,602,000 at March 31, 2011 and $276,959,000 at December 31, 2010. Investment securities held to maturity totaled $13,939,000 at March 31, 2011 and $5,234,000 at December 31, 2010.  Approximately $30,000,000 in U.S. Treasury Notes and $19,000,000 in mortgage-backed securities, government agency securities and corporate bonds were sold during the first quarter 2011, and were partially replaced by the purchase of approximately $17,000,000 in mortgage-backed securities and $3,500,000 in municipal securities.  The purchased securities will increase the portfolio yield and will also provide higher monthly principal cash flow.

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

The following table shows the amortized cost of the Company’s investment securities by their stated maturity at March 31, 2011:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$-	$28,144	$14,843	$6,231	$49,218
Mortgage-backed securities	-	1,289	29,818	78,860	109,967
State and municipal securities	165	11,282	59,059	16,140	86,646
Corporate debt	-	-	1,023	-	1,023
	$165	$40,715	$104,743	$101,231	$246,854

Taxable-equivalent yield	6.96%	2.90%	4.68%	4.40%	4.28%

All securities held are traded in liquid markets. As of March 31, 2011, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,803,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank’s investment portfolio consists of mortgage-backed pass-through securities, tax-exempt securities and corporate bonds. The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The March 31, 2011 total investment portfolio has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $186,372,000 and $111,347,000 as of March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, we had $80,774,000 in federal funds sold and other investments, compared with $346,000 at December 31, 2010.  We kept excess funds on deposit at the Federal Reserve as of December 31, 2010 because they carry a lower risk weighting for risk-based capital purposes, yet the funds pay as much interest as we would have earned if on deposit with our correspondent banks.

Loans

We had total loans of $1,470,472,000 at March 31, 2011, an increase of $75,654,000, or 5.42%, compared to $1,394,818,000 at December 31, 2010.  At March 31, 2011, 51% of our loans were in our Birmingham offices, 22% in our Huntsville offices, 13% in our Montgomery offices, and 14% in our Dothan offices.

Asset Quality

The following table presents a summary of changes in the allowances for loan losses for the three months ended March 31, 2011 and 2010, respectively.  The largest balance of our charge-offs was in commercial, financial, and agricultural loans. These loans represent 40% of our portfolio as of March 31, 2011.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Allowance for Loan Losses
Balance, beginning of period	$18,077	$14,911
Charge-offs:
Commercial, financial and agricultural	(549)	(847)
Real estate - construction	(300)	(338)
Real estate - mortgage:
Owner Occupied	-	(178)
1-4 family mortgage	-	(633)
Other	-	-
Total real estate mortgage	-	(811)
Consumer	(325)	(16)
Total charge-offs	(1,174)	(2,012)
Recoveries:
Commercial, financial and agricultural	-	56
Real estate - construction	90	-
Real estate - mortgage:
Owner Occupied	-	-
1-4 family mortgage	1	3
Other	-	-
Total real estate mortgage	1	3
Consumer	1	1
Total recoveries	92	60
Net charge-offs	(1,082)	(1,952)
Provision for loan losses charged to expense	2,231	2,712
Balance, end of period	$19,226	$15,671

As a percent of year to date average loans:
Annualized net charge-offs	0.29%	0.65%
Annualized provision for loan losses	0.61%	0.90%

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Our management feels that the allowance was adequate at March 31, 2011.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans.  The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

March 31, 2011	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$6,039	39.80%
Real estate - construction	6,285	10.96%
Real estate - mortgage	1,145	46.76%
Consumer	238	2.48%
Other	5,519	-
Total	$19,226	100.00%

December 31, 2010	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$5,214	38.47%
Real estate - construction	6,373	12.34%
Real estate - mortgage	1,067	46.51%
Consumer	554	2.68%
Other	4,869	-
Total	$18,077	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $22.0 million as of March 31, 2011, compared to $14.3 million at December 31, 2010. Of this total, nonaccrual loans of $20.1 million at March 31, 2011, represented a net increase of $5.8 million over nonaccrual loans of $14.3 million at December 31, 2010.  Most of this increase relates to two specific relationships with residential homebuilders. The Bank had two loans 90 days past due and still accruing at March 31, 2011, for a total of $1.9 million, compared to zero loans 90 days past due at December 31, 2010. Of this $1.9 million, 99% was confined to a single residential loan that is expected to be refinanced. Troubled debt restructurings (TDRs) at March 31, 2011, were $6.1 million compared to $2.4 million at December 31, 2010. All of the Bank’s TDR loans at both March 31, 2011 and December 31, 2010 have been performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) increased slightly to $7.2 million at March 31, 2011, from $7.0 million at December 31, 2010, although the total number of OREO accounts decreased from 39 to 31 over the same period due to increased sales activity.  However, the dollar value of this reduction was offset by two foreclosures on a single residential developer.

The following table summarizes our nonperforming assets and troubled debt restructurings at March 31, 2011, and December 31, 2010:

	March 31, 2011		December 31, 2010
	Balance	Number of Loans	Balance	Number of Loans

Nonaccrual loans:
Commercial, financial and agricultural	$1,011	10	$2,164	8
Real estate - construction	17,365	33	10,722	24
Real estate - mortgage:
Owner-occupied commercial	630	1	635	1
1-4 family mortgage	761	4	202	1
Other mortgage			-	-
Total real estate - mortgage	1,391	5	837	2
Consumer	375	1	624	1
Total nonaccrual loans:	$20,142	49	$14,347	35

90+ days past due and accruing:
Commercial, financial and agricultural	$14	1	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	1,838	1	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	1,838	1	-	-
Consumer	-	-	-	-
Total 90+ days past due and accruing:	$1,852	2	$-	-

Total nonperforming loans:	$21,994	51	$14,347	35

Plus: Other real estate owned	7,223	31	6,966	39
Total nonperforming assets	$29,217	82	$21,313	74

Restructured accruing loans (TDRs):
Commercial, financial and agricultural	$3,351	11	$2,398	9
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	2,369	1	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	344	1	-	-
Total real estate - mortgage	2,713	2	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$6,064	13	$2,398	9

Total nonperforming assets and
restructured accruing loans	$35,281	95	$23,711	83

Ratios:
Nonperforming loans to total loans	1.50%		1.03%
Nonperforming assets to total loans plus
other real estate owned	1.98%		1.52%
Nonperforming loans plus restructured
accruing loans to total loans plus
other real estate owned	1.90%		1.19%

The balance of nonperforming assets can fluctuate due to changes in economic conditions.  We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss.  Generally, payments received on non-accrual loans are applied directly to principal.

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.3 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, and $6.0 million to commercial, financial and agricultural loans. We have a total loan loss reserve as of March 31, 2011 allocable to specific loan types of $13.7 million.  We also currently maintain a general reserve, which is not tied to any particular type of loan, in the amount of approximately $5.5 million as of March 31, 2011, resulting in a total loan loss reserve of $19.2 million.  Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable, including consideration for the effect of current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

As of March 31, 2011, we had impaired loans of $51.3 million inclusive of nonaccrual loans, a slight decrease of $0.2 million from $51.5 million as of December 31, 2010.  We allocated $5.2 million of our allowance for loan losses at March 31, 2011 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement.  Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.  Our credit risk management performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $51.3 million of impaired loans reported as of March 31, 2011, $27.5 million were real estate – construction loans, $3.5 million were residential real estate loans, $10.8 million were commercial, financial, and agricultural loans, and $6.4 million were commercial real estate loans.  Of the $25.7 million of impaired real estate – construction loans, $12.5 million (a total of 22 loans with 11 builders) were residential construction loans, and $5.9 million consisted of various residential lot loans to 10 builders.

The following table details our impaired loans by loan category as of March 31, 2011:

	Recorded Investment	Unpaid Principal Balance

With no allowance recorded:
Commercial, financial
and agricultural	$2,088	$2,229
Real estate - construction	6,786	6,961
Real estate - mortgage:
Owner-occupied commercial	2,981	3,056
1-4 family mortgage	511	511
Other mortgage	2,082	2,082
Total real estate - mortgage	5,574	5,649
Consumer	275	275
Total with no allowance recorded	14,723	15,114

With an allowance recorded:
Commercial, financial
and agricultural	8,679	8,729
Real estate - construction	20,735	20,952
Real estate - mortgage:
Owner-occupied commercial	3,416	3,416
1-4 family mortgage	2,993	2,993
Other mortgage	344	344
Total real estate - mortgage	6,753	6,753
Consumer	374	415
Total with allowance recorded	36,541	36,849

Total Impaired Loans:
Commercial, financial
and agricultural	10,767	10,958
Real estate - construction	27,521	27,913
Real estate - mortgage:
Owner-occupied commercial	6,397	6,472
1-4 family mortgage	3,504	3,504
Other mortgage	2,426	2,426
Total real estate - mortgage	12,327	12,402
Consumer	649	690
Total impaired loans	$51,264	$51,963

Deposits

Total deposits decreased $66,216,000, or 3.77%, to $1,692,500,000 at March 31, 2011 compared to $1,758,716,000 at December 31, 2010.  This decrease in deposits is a result of cyclical and seasonal decreases in balances related to our clients’ business activities.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

On March 19, 2008, we borrowed $20.0 million from the Federal Home Loan Bank of Atlanta, of which $10.0 million bears interest at 2.995% per annum and is payable on March 19, 2012, and $10.0 million bears interest at 3.275% per annum and is payable on March 19, 2013.  On March 31, 2011, we prepaid the $10.0 million note maturing March 19, 2012, and paid a $256,000 prepayment penalty.  As discussed in Note 9 to the Consolidated Financial Statements, we borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  The current book value of this borrowing is $15.4 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the Preferred Securities.  As discussed in Note 10 to the Consolidated Financial Statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010.  Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year.  As discussed in Note 11 to the Consolidated Financial Statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25% payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At March 31, 2011, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $231 million.  Additionally, the Bank had additional borrowing availability of approximately $354 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, and had additional borrowing availability of $5 million at the Federal Home Loan Bank of Atlanta to meet short-term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2011. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)
Deposits without a stated maturity	$1,405,770	$-	$-	$-	$-
Certificates of deposit (2)	286,730	175,028	89,399	22,303	-
FHLB borrowings	10,000	-	10,000	-	-
Subordinated debentures	30,455	-	-	-	30,455
Subordinated note payable	4,941	-	-	-	4,941
Operating lease commitments	17,905	2,006	3,978	3,917	8,004
Total	$1,755,801	$177,034	$103,377	$26,220	$43,400

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

As of March 31, 2011, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2011.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2011, December 31, 2010, and March 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$173,057	11.53%	$120,036	8.00%	N/A	N/A
ServisFirst Bank	172,926	11.53%	119,946	8.00%	149,932	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	149,359	9.95%	60,018	4.00%	N/A	N/A
ServisFirst Bank	149,228	9.95%	59,973	4.00%	89,959	6.00%
Tier 1 Capital to Average Assets:
Consolidated	149,359	8.02%	74,499	4.00%	N/A	N/A
ServisFirst Bank	149,228	8.02%	74,470	4.00%	93,087	5.00%

As of December 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$166,850	11.82%	$112,927	8.00%	N/A	N/A
ServisFirst Bank	166,721	11.81%	112,978	8.00%	141,222	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	144,263	10.22%	56,464	4.00%	N/A	N/A
ServisFirst Bank	144,117	10.20%	56,489	4.00%	84,733	6.00%
Tier 1 Capital to Average Assets:
Consolidated	144,263	7.77%	74,266	4.00%	N/A	N/A
ServisFirst Bank	144,117	7.77%	74,236	4.00%	92,795	5.00%

As of March 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$150,793	11.90%	$101,297	8.00%	N/A	N/A
ServisFirst Bank	150,333	11.88%	101,230	8.00%	126,538	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	130,197	10.28%	50,649	4.00%	N/A	N/A
ServisFirst Bank	129,737	10.25%	50,615	4.00%	75,923	6.00%
Tier 1 Capital to Average Assets:
Consolidated	130,197	8.51%	61,186	4.00%	N/A	N/A
ServisFirst Bank	129,737	8.49%	61,153	4.00%	76,442	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2011 are as follows:

(In Thousands)
Commitments to extend credit	$563,243
Credit card arrangements	17,037
Standby letters of credit	51,075
$631,355

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

Private Placement of Common Stock

In connection with the opening of our new location in Pensacola, Florida, we are offering up to 340,000 shares of our common stock for sale to qualified investors in a private placement exempt from registration under the Securities Act of 1933.  If that offering is fully subscribed, we expect to receive gross proceeds of $10,200,000 (before payment of offering expenses).  We currently expect to complete this private placement during the second quarter of 2011.

Results of Operations

Summary of Net Income

Net income for the three months ended March 31, 2011 was $4,871,000, compared to net income of $4,013,000 for the three months ended March 31, 2010.  The increase in net income was primarily attributable to increased net interest income as a result of growth in average earning assets and a decrease in the provision for loan losses.  Further discussion of these changes is included under the topic “Net Interest Income” and “Provision for Loan Losses” below.  Noninterest expenses increased $1,339,000, to $8,597,000, for the three months ended March 31, 2011 compared to the same period in 2010.  A portion of this increase in noninterest expense was the result of a $256,000 prepayment fee relating to the prepayment of a $10,000,000 note payable to the Federal Home Loan Bank, which is more fully explained in “Other Borrowings” above.  The addition of staff in our new Pensacola location, which opened April 1, and the addition of a correspondent banking team during the first quarter of 2011 also contributed to the increase in operating expenses.  Noninterest income increased $139,000, to $1,271,000, for the three months ended March 31, 2011 compared to the same period in 2010.  Basic and diluted net income per common share were $0.88 and $0.77, respectively, for the three months ended March 31, 2011, compared to $0.73 and $0.68, respectively, for the same period in 2010.  Return on average assets and return on average equity for the three months ended March 31, 2011 were 1.06% and 16.50%, respectively, compared to 1.06% and 16.24% in 2010.

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

Taxable-equivalent net interest income increased $2,163,000, or 14.29%, to $17,299,000 for the three months ended March 31, 2011 compared to $15,137,000 in 2010.  This increase was primarily attributable to growth in average earning assets.  The taxable-equivalent yield on interest-earning assets decreased to 4.75% for the three months ended March 31, 2011 from 5.13% for the same period in 2010.  The yield on loans for the three months ended March 31, 2011 was 5.29% compared to 5.37% for the same period in 2010.  Loan fees included in the yield calculation decreased from $187,000 in 2010 to $152,000 in 2011.  The average rate paid on total interest-bearing liabilities decreased to 1.08% for the three months ended March 31, 2011 from 1.17% for the same period in 2010.  Partially offsetting this decrease in rate on interest-bearing liabilities was $61,000 in expense during the first quarter 2011 associated with marking to market an interest rate cap we entered into in August 2010 (see Note 7 to the Consolidated Financial Statements).

The following tables show, for the three months ended March 31, 2011 and 2010, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,

	2011			2010
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,424,008	$18,583	5.29%	$1,220,293	$16,170	5.37%
Mortgage loans held for sale	4,156	37	3.61	3,322	34	4.15
Investment securities:
Taxable	185,522	1,544	3.38	188,729	1,750	3.76
Tax-exempt (2)	77,032	1,038	5.46	53,826	754	5.68
Total investment securities (3)	262,554	2,582	3.99	242,555	2,504	4.19
Federal funds sold	72,817	36	0.20	3,496	2	0.23
Restricted equity securities	4,066	17	1.70	3,748	12	1.30
Interest-bearing balances with banks	50,494	30	0.24	8,052	10	0.50
Total interest-earning assets	$1,818,095	$21,285	4.75%	$1,481,466	$18,732	5.13%
Non-interest-earning assets:
Cash and due from banks	25,810			22,191
Net fixed assets and equipment	4,846			5,242
Allowance for loan losses, accrued
interest and other assets	13,717			20,740
Total assets	$1,862,468			$1,529,639

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$312,350	$326	0.42%	$223,780	$308	0.56%
Savings deposits	6,676	9	0.55	1,898	2	0.43
Money market accounts	837,211	1,674	0.81	706,415	1,297	0.74
Time deposits	282,222	1,126	1.62	251,599	1,246	2.01
Fed funds purchased	-	-	0.00	18,720	29	0.63
Other borrowings	54,528	851	6.33	42,679	714	6.78
Total interest-bearing liabilities	$1,492,987	$3,986	1.08	$1,245,091	$3,596	1.17
Non-interest-bearing liabilities:
Non-interest-bearing demand
deposits	245,204			180,724
Other liabilities	4,549			3,589
Stockholders' equity	116,811			98,123
Unrealized gains on
securities and derivatives	2,917			2,112
Total liabilities and
stockholders' equity	$1,862,468			$1,529,639
Net interest spread			3.67%			3.96%
Net interest margin			3.86%			4.14%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $152,000 and $187,000 are included in interest income in 2011 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $4,690,000 and $2,783,000 are excluded from the yield calculation in 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	2,661	(248)	2,413
Mortgages held for sale	7	(4)	3
Investment securities:
Securities - taxable	(30)	(176)	(206)
Securities - non taxable	314	(30)	284
Federal funds sold	34	-	34
Restricted equity securities	1	4	5
Interest-bearing balances with banks	27	(7)	20
Total interest-earning assets	3,014	(461)	2,553

Interest-bearing liabilities:
Interest-bearing demand deposits	103	(85)	18
Savings	6	1	7
Money market accounts	255	122	377
Time deposits	140	(260)	(120)
Fed funds purchased	(15)	(14)	(29)
Other borrowed funds	188	(51)	137
Total interest-bearing liabilities	677	(287)	390
Increase in net interest income	2,337	(174)	2,163

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio.  Our management reviews the adequacy of the allowance for loan losses on a quarterly basis.  The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans.  A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss.  Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades.  These processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications:  Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades.  At March 31, 2011, total loans rated Special Mention, Substandard, and Doubtful were $95.3 million, or 6.48% of total loans, compared to $98.3 million, or 7.05% of total loans, at December 31, 2010.  Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation.  Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance.  Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors.  To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information.  Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $2.2 million for the three months ended March 31, 2011, a decrease of $0.5 million from $2.7 million for the three months ended March 31, 2010.  Also, nonperforming loans increased to $22.0 million, or 1.50% of total loans at March 31, 2011, from $14.3 million, or 1.02%, of total loans at December 31, 2010.  For the first three months of 2011, we had net charged-off loans totaling $1.1 million, compared to net charged-off loans of $2.0 million for the first three months of 2010.  The allowance for loan losses totaled $19.2 million, or 1.31% of total loans, net of unearned income at March 31, 2011, compared to $18.1 million, or 1.30% of loans, net of unearned income, at December 31, 2010.

Noninterest Income

Noninterest income totaled $1,271,000 for the three months ended March 31, 2011, an increase of $139,000, or 12.28%, compared to the same period in 2010.  This increase was primarily attributable to gains on the sale of available-for-sale securities during the first quarter of 2011.  Income from customer service charges and fees for the three months ended March 31, 2011 were practically unchanged at $567,000 compared to $572,000 for the same period in 2010.  Income from mortgage banking operations for the three months ended March 31, 2011 was $351,000, a decrease of $63,000, or 15.22%, from $414,000 for the same period in 2010.    The sale of OREO resulted in a gain of $32,000 during the three months ended March 31, 2011 compared to a loss of $52,000 during the same period in 2010.

Noninterest Expense

Noninterest expense totaled $8,597,000 for the three months ended March 31, 2011, an increase of $1,339,000, or 18.45%, compared to $7,258,000 in 2010.  The increase was primarily attributable to increased salary and benefit costs and occupancy expense associated with opening a new office in Dothan in 2010, expenses in preparation for opening a new office in Pensacola, Florida on April 1, 2011, and entering the correspondent banking business during the first quarter 2011.  Salary and benefit expense increased $732,000, or 21.02% to $4,214,000 for the three months ended March 31, 2011 from $3,482,000 for the same period in 2010.  We had 189 full-time equivalent employees at March 31, 2011 compared to 154 at March 31, 2010, a 22.73% increase.  Occupancy expense increased $106,000, or 13.59%, to $886,000 for the three months ended March 31, 2011 from $780,000 for the same period in 2010.  Data processing expenses increased $101,000, or 20.95%, to $583,000 for the three months ended March 31, 2011 from $482,000 for the same period in 2010.  This increase is the result of increased number of accounts and higher transaction volumes.  Our FDIC assessment for the three months ended March 31, 2011 was $732,000, an increase of $98,000, or 15.46%, from $634,000 in assessments during the same period in 2010.  Expenses related to OREO decreased to $254,000 for the three months ended March 31, 2011, from $305,000 for the same period in 2010.  This represents a $51,000, or 16.72%, decrease.

Income Tax Expense

Income tax expense was $2,548,000 for the three months ended March 31, 2011 versus $2,055,000 for the same period in 2010. Our effective tax rate for the three months ended March 31, 2011 was 34.34% compared to 33.87% for the same period in 2010.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2011. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

SERVISFIRST BANCSHARES, INC.

Date: May 3, 2011	By	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Date: May 3, 2011	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer