Form 10-Q
period 2011-06-30
ServisFirst Bancshares, Inc.
filed 2011-08-03
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

   Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 29, 2011
Common stock, $.001 par value	5,872,482

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO
EX-31.02 SECTION 302 CERTIFICATION OF THE CFO
EX-32.01 SECTION 906 CERTIFICATION OF THE CEO
EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS JUNE 30, 2011 AND DECEMBER 31, 2010
(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$27,963	$27,454
Interest-bearing balances due from depository institutions	74,951	204,178
Federal funds sold	94,541	346
Cash and cash equivalents	197,455	231,978
Debt securities:
Available for sale	230,671	276,959
Held to maturity	13,895	5,234
Restricted equity securities	3,899	3,510
Mortgage loans held for sale	4,092	7,875
Loans	1,560,974	1,394,818
Less allowance for loan losses	(19,516)	(18,077)
Loans, net	1,541,458	1,376,741
Premises and equipment, net	4,673	4,450
Accrued interest and dividends receivable	6,847	6,990
Deferred tax assets	7,338	6,366
Other real estate owned	6,931	6,966
Other assets	7,338	8,097
Total assets	$2,024,597	$1,935,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$283,968	$250,490
Interest-bearing	1,519,906	1,508,226
Total deposits	1,803,874	1,758,716
Other borrowings	4,945	24,937
Trust preferred securities	30,490	30,420
Accrued interest payable	983	898
Other liabilities	3,104	3,095
Total liabilities	1,843,396	1,818,066
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual Participating, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at June 30, 2011 and no shares authorized, issued and outstanding at December 31, 2010	39,958	-
Preferred stock, undesignated, par value $.001 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,872,482 shares issued and outstanding at June 30, 2011 and 5,527,482 shares issued and outstanding at December 31, 2010	6	6
Additional paid-in capital	86,591	75,914
Retained earnings	49,059	38,343
Accumulated other comprehensive income	5,587	2,837
Total stockholders' equity	181,201	117,100
Total liabilities and shareholders' equity	$2,024,597	$1,935,166

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$19,845	$16,750	$38,466	$32,954
Taxable securities	1,444	1,670	2,986	3,422
Nontaxable securities	719	544	1,433	1,068
Federal funds sold	35	16	71	18
Other interest and dividends	37	16	85	36
Total interest income	22,080	18,996	43,041	37,498
Interest expense:
Deposits	3,264	2,829	6,398	5,682
Borrowed funds	768	859	1,619	1,602
Total interest expense	4,032	3,688	8,017	7,284
Net interest income	18,048	15,308	35,024	30,214
Provision for loan losses	1,494	2,537	3,725	5,075
Net interest income after provision for loan losses	16,554	12,771	31,299	25,139
Noninterest income:
Service charges on deposit accounts	547	588	1,114	1,154
Securities gains	523	15	666	53
Other operating income	712	401	1,273	929
Total noninterest income	1,782	1,004	3,053	2,136
Noninterest expenses:
Salaries and employee benefits	5,026	3,147	9,240	6,629
Equipment and occupancy expense	934	774	1,820	1,554
Professional services	351	205	591	405
Other operating expenses	3,058	3,435	6,315	6,405
Total noninterest expenses	9,369	7,561	17,966	14,993
Income before income taxes	8,967	6,214	16,386	12,282
Provision for income taxes	3,122	2,193	5,670	4,248
Net income	$5,845	$4,021	$10,716	$8,034

Basic earnings per share	$1.02	$0.73	$1.88	$1.46

Diluted earnings per share	$0.89	$0.65	$1.65	$1.33

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$5,845	$4,021	$10,716	$8,034

Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $1,550 and $1,713 for the three and six months ended June 30, 2011, respectively, and $1,557 and $1,693 for the three and six months ended June 30, 2010, respectively	2,877	2,821	3,182	3,110
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $184 and $234 for the three and six months ended June 30, 2011, respectively, and $6 and $19 for the three and six months ended June 30, 2010, respectively	(339)	(9)	(432)	(34)
Other comprehensive income, net of tax	2,538	2,812	2,750	3,076
Comprehensive income	$8,383	$6,833	$13,466	$11,110

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2010	-	6	75,914	38,343	2,837	117,100
Sale of 340,000 shares of common stock	-	-	10,159	-	-	10,159
Sale of 40,000 shares of preferred stock, net	39,958	-	-	-	-	39,958
Exercise 5,000 stock options	-	-	53	-	-	53
Other comprehensive income	-	-	-	-	2,750	2,750
Stock based compensation expense	-	-	465	-	-	465
Net income	-	-	-	10,716	-	10,716
Balance, June 30, 2011	$39,958	$6	$86,591	$49,059	$5,587	$181,201

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands) (Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income	$10,716	$8,034
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(2,452)	(925)
Provision for loan losses	3,725	5,075
Depreciation and amortization	566	537
Net amortization (accretion) of investments	417	331
Market value adjustment of interest rate cap	99	-
Decrease in accrued interest and dividends receivable	143	56
Stock compensation expense	465	314
Increase (decrease) in accrued interest payable	85	(139)
Proceeds from sale of mortgage loans held for sale	67,237	60,934
Originations of mortgage loans held for sale	(63,871)	(59,981)
Gain on sale of securities available for sale	(666)	(53)
Net (gain) loss on sale of other real estate owned	(32)	175
Write down of other real estate owned	156	487
Decrease in special prepaid FDIC insurance assessments	793	1,462
Loss on prepayment of other borrowings	738	-
Net change in other assets, liabilities, and other operating activities	(46)	(3,190)
Net cash provided by operating activities	18,073	13,117
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(26,007)	(20,865)
Proceeds from maturities, calls and paydowns of securities available for sale	13,504	16,002
Purchase of securities held to maturity	(8,704)	(1,014)
Proceeds from maturities, calls and paydowns of securities held to maturity	43	-
Increase in loans	(169,996)	(88,814)
Purchase of premises and equipment	(789)	(150)
Purchase of restricted equity securities	(543)	(269)
Proceeds from sale of securities available for sale	63,270	29,999
Proceeds from sale restricted equity securities	154	-
Proceeds from sale of other real estate owned and repossessions	1,882	5,514
Additions to other real estate owned	-	(75)
Net cash used in investing activities	(127,186)	(59,672)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	33,478	(22,650)
Net decrease in interest-bearing deposits	11,680	105,199
Proceeds from issuance of trust preferred securities	-	15,050
Proceeds from sale of common stock, net	10,212	-
Proceeds from sale of preferred stock, net	39,958	-
Repayment of other borrowings	(20,738)	-
Net cash provided by financing activities	74,590	97,599
Net (decrease) increase in cash and cash equivalents	(34,523)	51,044
Cash and cash equivalents at beginning of year	231,978	76,206
Cash and cash equivalents at end of year	$197,455	$127,250
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$7,932	$7,423
Income taxes	8,136	5,058
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$417	$787
Other real estate acquired in settlement of loans	2,112	4,671
Internally financed sales of other real estate owned	141	495

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Shares and Per Share Data)
Earnings per share
Weighted average common shares outstanding	5,708,871	5,513,482	5,694,871	5,513,482
Net income	$5,845	$4,021	$10,716	$8,034
Basic earnings per share	$1.02	$0.73	$1.88	$1.46

Weighted average common shares outstanding	5,708,871	5,513,482	5,694,871	5,513,482
Dilutive effects of assumed conversions and exercise of stock options and warrants	997,082	886,447	962,488	646,359
Weighted average common and dilutive potential common shares outstanding	6,705,953	6,399,929	6,657,359	6,159,841
Net income, adjusted for effect of debt conversion	$5,845	$4,021	$10,716	$8,034
Effect of interest expense on covertible debt, net of tax and discretionary expenditures related to conversion	148	148	294	172
	$5,993	$4,169	$11,010	$8,206
Diluted earnings per share	$0.89	$0.65	$1.65	$1.33

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2011 and December 31, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
June 30, 2011:	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$35,411	$1,406	$-	$36,817
Mortgage-backed securities	102,561	4,396	(43)	106,914
State and municipal securities	83,078	3,051	(314)	85,815
Corporate debt	1,025	100	-	1,125
Total	$222,075	$8,953	$(357)	$230,671
Securities Held to Maturity
Mortgage-backed securities	$8,365	$161	$-	$8,526
State and municipal securities	5,530	192	(16)	5,706
Total	$13,895	$353	$(16)	$14,232

December 31, 2010:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	-	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities Held to Maturity
State and municipal securities	$5,234	$-	$(271)	$4,963
Total	$5,234	$-	$(271)	$4,963

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2011 and December 31, 2010, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  At June 30, 2011, 13 of the Company’s 446 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.  Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2011:
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(43)	2,765	-	-	(43)	2,765
State and municipal securities	(115)	6,419	(215)	4,218	(330)	10,637
Corporate debt	-	-	-	-	-	-
	$(158)	$9,184	$(215)	$4,218	$(373)	$13,402

December 31, 2010:
U.S. Treasury and government sponsored agencies	$(224)	$24,217	$-	$-	$(224)	$24,217
Mortgage-backed securities	(268)	16,417	-	-	(268)	16,417
State and municipal securities	(1,034)	33,282	(288)	3,674	(1,322)	36,956
Corporate debt	-	-	-	-	-	-
	$(1,526)	$73,916	$(288)	$3,674	$(1,814)	$77,590

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Commercial, financial and agricultural	$634,367	$536,620
Real estate - construction	159,564	172,055
Real estate - mortgage:
Owner-occupied commercial	303,204	270,767
1-4 family mortgage	209,439	199,236
Other mortgage	210,488	178,793
Subtotal: Real estate - mortgage	723,131	648,796
Consumer	43,912	37,347
Total Loans	1,560,974	1,394,818
Less: Allowance for loan losses	(19,516)	(18,077)
Net Loans	$1,541,458	$1,376,741

Commercial, financial and agricultural	40.64%	38.47%
Real estate - construction	10.22%	12.34%
Real estate - mortgage:
Owner-occupied commercial	19.42%	19.41%
1-4 family mortgage	13.42%	14.28%
Other mortgage	13.49%	12.82%
Subtotal: Real estate - mortgage	46.33%	46.51%
Consumer	2.81%	2.68%
Total Loans	100.00%	100.00%

Loans by credit quality indicator as of June 30, 2011 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$607,662	$17,007	$9,698	$-	$634,367
Real estate - construction	119,412	8,446	31,706	-	159,564
Real estate - mortgage:
Owner-occupied commercial	283,894	13,095	6,215	-	303,204
1-4 family mortgage	199,176	5,161	5,102	-	209,439
other mortgage	201,940	5,120	3,428	-	210,488
Total real estate mortgage	685,010	23,376	14,745	-	723,131
Consumer	43,130	-	782	-	43,912
Total	$1,455,214	$48,829	$56,931	$-	$1,560,974

Loans by performance status as of June 30, 2011 were as follows:

	Performing	Nonperforming	Total

Commercial, financial and agricultural	$633,311	$1,056	$634,367
Real estate - construction	142,028	17,536	159,564
Real estate - mortgage:
Owner-occupied commercial	301,923	1,281	303,204
1-4 family mortgage	208,561	878	209,439
other mortgage	210,488	-	210,488
Total real estate - mortgage	720,972	2,159	723,131
Consumer	43,538	374	43,912
Total	$1,539,849	$21,125	$1,560,974

Loans by past-due status as of June 30, 2011 were as follows:

	Days Past Due Status (Accruing Loans)
	30-59	60-89	90+	Total	Nonaccrual	Current	Total Loans

Commercial, financial and agricultural	$683	$162	$542	$1,387	$514	$632,466	$634,367
Real estate - construction	701	2,147	-	2,848	17,536	139,180	159,564
Real estate - mortgage:
Owner-occupied
commercial	1,603	-	-	1,603	1,281	300,320	303,204
1-4 family mortgage	1,357	-	-	1,357	878	207,204	209,439
Other mortgage	731	-	-	731	-	209,757	210,488
Total real estate - mortgage	3,691	-	-	3,691	2,159	717,281	723,131
Consumer	1	3	-	4	374	43,534	43,912
Total	$5,076	$2,312	$542	$7,930	$20,583	$1,532,461	$1,560,974

The following table presents an analysis of the allowance for loan losses by portfolio segment as of June 30, 2011 and December 31, 2010.  The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Unallocated	Total

	Three Months Ended June 30, 2011

Allowance for loan losses:
Balance at March 31, 2011	$6,226	$6,285	$2,523	$603	$3,589	$19,226
Chargeoffs	(310)	(1,021)	(15)	(5)	-	(1,351)
Recoveries	-	74	1	72	-	147
Provision	(107)	1,130	676	(104)	(101)	1,494
Balance at June 30, 2011	5,809	6,468	3,185	566	3,488	19,516

	Six Months Ended June 30, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Chargeoffs	(860)	(1,321)	(15)	(329)	-	(2,525)
Recoveries	-	165	1	73	-	239
Provision	1,321	1,251	756	73	324	3,725
Balance at June 30, 2011	5,809	6,468	3,185	566	3,488	19,516

	June 30, 2011
Individually evaluated for impairment	$1,228	$2,497	$896	$324	$-	$4,945
Collectively evaluated for impairment	4,581	3,971	2,289	242	3,488	14,571

Loans:
Ending balance	$634,367	$159,564	$723,131	$43,912		$1,560,974
Individually evaluated for impairment	9,698	31,706	14,745	782		56,931
Collectively evaluated for impairment	624,669	127,858	708,386	43,130		1,504,043

	December 31, 2010
	Commercial, financial and agricultural	Real estate – construction	Real estate – mortgage	Consumer	Unallocated	Total

Allowance for loan losses	5,348	6,373	2,443	749	3,164	18,077

Individually evaluated for impairment	$1,602	$1,855	$415	$554	$-	$4,426
Collectively evaluated for impairment	3,746	4,518	2,028	195	3,164	13,651

Loans:
Ending balance	$536,620	$172,055	$648,796	$37,347		$1,394,818
Individually evaluated for impairment	14,018	28,710	15,093	1,319		59,140
Collectively evaluated for impairment	522,602	143,345	633,703	36,028		1,335,678

The following tables present details of the Company’s impaired loans as of June 30, 2011 and December 31, 2010, respectively.  Loans which have been fully charged off do not appear in the tables.

June 30, 2011

				For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Average Recorded Investment	Interest Income Recognized in Period

With no allowance recorded:
Commercial, financial and agricultural	$1,790	$2,563	$-	$1,870	$21	$1,829	$40
Real estate - construction	18,631	19,124	-	18,823	107	18,975	215
Real estate - mortgage:
Owner-occupied commercial	3,006	3,156	-	3,017	39	3,026	92
1-4 family mortgage	503	503	-	503	3	504	7
Other mortgage	2,177	2,177	-	2,130	29	2,025	60
Total real estate - mortgage	5,686	5,836	-	5,650	71	5,555	159
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	26,107	27,523	-	26,343	199	26,359	414

With an allowance recorded:
Commercial, financial and agricultural	5,999	5,999	1,228	6,720	92	6,886	174
Real estate - construction	12,278	12,573	2,497	12,559	33	12,849	104
Real estate - mortgage:
Owner-occupied commercial	2,858	2,858	84	2,822	51	2,811	69
1-4 family mortgage	3,608	3,608	812	3,705	58	3,738	77
Other mortgage	340	340	-	342	7	341	12
Total real estate - mortgage	6,806	6,806	896	6,869	116	6,890	158
Consumer	547	567	324	547	1	631	3
Total with allowance recorded	25,630	25,945	4,945	26,695	242	27,256	439

Total Impaired Loans:
Commercial, financial and agricultural	7,789	8,562	1,228	8,590	113	8,715	214
Real estate - construction	30,909	31,697	2,497	31,382	140	31,824	319
Real estate - mortgage:
Owner-occupied commercial	5,864	6,014	84	5,839	90	5,837	161
1-4 family mortgage	4,111	4,111	812	4,208	61	4,242	84
Other mortgage	2,517	2,517	-	2,472	36	2,366	72
Total real estate - mortgage	12,492	12,642	896	12,519	187	12,445	317
Consumer	547	567	324	547	1	631	3
Total impaired loans	$51,737	$53,468	$4,945	$53,038	$441	$53,615	$853

December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Commercial, financial and agricultural	$2,345	$2,930	$-
Real estate - construction	10,532	12,705	-
Real estate - mortgage:
Owner-occupied commercial	1,614	1,801	-
1-4 family mortgage	511	511	-
Other mortgage	1,817	1,817	-
Total real estate - mortgage	3,942	4,129	-
Consumer	289	289	-
Total with no allowance recorded	17,108	20,053	-

With an allowance recorded:
Commercial, financial and agricultural	9,190	9,190	1,602
Real estate - construction	18,178	18,428	1,855
Real estate - mortgage:
Owner-occupied commercial	3,373	3,373	55
1-4 family mortgage	2,995	2,995	360
Other mortgage	-	-	-
Total real estate - mortgage	6,368	6,368	415
Consumer	704	704	554
Total with allowance recorded	34,440	34,690	4,426

Total Impaired Loans:
Commercial, financial and agricultural	11,535	12,120	1,602
Real estate - construction	28,710	31,133	1,855
Real estate - mortgage:
Owner-occupied commercial	4,988	5,174	55
1-4 family mortgage	3,506	3,506	360
Other mortgage	1,817	1,817	-
Total real estate - mortgage	10,311	10,497	415
Consumer	993	993	554
Total impaired loans	$51,549	$54,743	$4,426

At June 30, 2011 and December 31, 2010, loans classified as troubled debt restructurings (“TDRs”) totaled $5.1 million and $2.4 million, respectively.  At June 30, 2011, the Company had a related allowance for loan losses of $465,000 allocated to these TDRs, compared to $486,000 at December 31, 2010.  All loans classified as TDRs as of June 30, 2011 are performing as agreed under the terms of their restructured plans.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2011, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $240,000 and $465,000 for three and six months ended June 30, 2011 and $180,000 and $314,000 for the three and six months ended June 30, 2010, respectively.

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

	2011	2010
Expected volatility	29.00%	25.00%
Expected dividends	0.50%	0.50%
Expected term (in years)	7 years	7 years
Risk-free rate	2.70%	2.32%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $8.54 and $7.43, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Six Months Ended June 30, 2011:
Outstanding at January 1, 2011	881,000	$15.65	6.9	$8,238
Granted	166,500	26.05	9.6	-
Exercised	(5,000)	10.50	4.4	-
Forfeited	-	-	-	-
Outstanding at June 30, 2011	1,042,500	17.34	6.2	$13,203

Exercisable at June 30, 2011	332,459	$12.71	4.8	$5,748

Six Months Ended June 30, 2010:
Outstanding at January 1, 2010	833,500	$15.00	6.8	$8,333
Granted	11,000	25.00	9.6	-
Exercised	-	-	-	-
Forfeited	(10,000)	15.00	6.7	-
Outstanding at June 30, 2010	834,500	15.13	6.4	$8,238

Exercisable at June 30, 2010	249,696	$11.33	5.5	$3,413

Restricted Stock

The Company has issued restricted stock to a certain executive officer and five other employees, and currently has 26,000 non-vested shares issued.  The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of June 30, 2011, there was $510,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 3.5 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of these warrants outstanding at June 30, 2011 and 2010 was 60,000.

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

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of June 30, 2011, the Company was party to two swaps with notional amounts totaling approximately $11.7 million with customers, and two swaps with notional amounts totaling approximately $11.7 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $724,000 in offsetting entries in other assets and other liabilities.

During 2010 the Company entered into an interest rate cap with a notional value of $100 million.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.  The Company recognized $38,000 and $99,000 of interest expense related to marking the cap to market for the three and six months ended June 30, 2011, respectively.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2011 and December 31, 2010 were not material.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a TDR.  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption.  The adoption of this ASU is not expected to have a material impact to the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets.  The amendments in this ASU are effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt these amendments when required, and does not anticipate that the ASU will have an impact on its financial position or results of operations.

In May 2011, The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which outlines the collaborative effort of the FASB and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value.  The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 31, 2011.  Early application is not permitted.  The Company will adopt these amendments when required, and does not believe the application will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Any changes pursuant to the options allowed in the amendments should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company is evaluating its timing of adoption, but will adopt it retrospectively by the effective date.

NOTE 9 - FAIR VALUE MEASUREMENT

Measurement of fair value under U.S. GAAP establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:

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

Securities – Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy.  Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities.  For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors.  Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available.  Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities.  In cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

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

Impaired Loans- Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,508,000 and $3,135,000 during the three and six months ended June 30, 2011, respectively, and $1,244,000 and $3,852,000 during the three and six months ended June 30, 2010, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  The amount charged to earnings was $144,000 and $91,000 during the three and six months ended June 30, 2011 and $558,000 and $659,000 during the three and six months ended June 30, 2010, respectively.  These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities	$-	$230,671	$-	$230,671
Interest rate swap agreements	-	724	-	724
Interest rate cap	-	16		16
Total assets at fair value	$-	$231,411	$-	$231,411

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$724	$-	$724

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities	$-	$276,959	$-	$276,959
Interest rate swap agreements	-	803		803
Interest rate cap	-	115	-	115
Total assets at fair value	$-	$277,877	$-	$277,877

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$803	$-	$803

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2011:

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$6,417	$6,417
Other real estate owned	-	-	6,931	6,931
Total assets at fair value	$-	$-	$13,348	$13,348

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$35,183	$35,183
Other real estate owned	-	-	6,966	6,966
Total assets at fair value	$-	$-	$42,149	$42,149

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

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$197,455	$197,455	$231,978	$231,978
Investment securities available for sale	230,671	230,671	276,959	276,959
Investment securities held to maturity	13,895	14,232	5,234	4,963
Restricted equity securities	3,899	3,899	3,510	3,510
Mortgage loans held for sale	4,092	4,092	7,875	7,875
Loans, net	1,541,458	1,545,710	1,376,741	1,388,154
Accrued interest and dividends receivable	6,847	6,847	6,990	6,990
Derivatives	740	740	918	918

Financial Liabilities:
Deposits	$1,803,874	$1,807,300	$1,758,716	$1,761,906
Borrowings	4,945	5,243	24,937	25,717
Trust preferred securities	30,490	27,384	30,420	27,989
Accrued interest payable	983	983	898	898
Derivatives	724	724	803	803

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

Loans:  For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of  similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  The method of estimating fair value does not incorporate the exit-price concept of fair value as prescribed by FASB Accounting Standards Compilation (ASC) 820 and generally produces a higher value than an exit-price approach.  Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.

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

Deposits:  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation.

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

NOTE 13 – PARTICIPATION IN THE SMALL BUSINESS LENDING FUND OF THE U.S. TREASURY DEPARTMENT

On June 21, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 40,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for aggregate proceeds of $40,000,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As more completely described in the Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors described above, the Series A Preferred Stock does not have voting rights.

The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

NOTE 14 – PRIVATE PLACEMENT OF COMMON STOCK

 On June 30, 2011, the Company completed the sale of 340,000 shares of its common stock in a private placement to 105 accredited investors and 20 non-accredited investors for $30.00 per share, for aggregate proceeds of $10,200,000.  The private placement was in conjunction with the Company’s entry into the Pensacola, Florida market.  The offering, completed on June 30, 2011, was exempt from registration under the Securities Act of 1933, and no underwriter or placement agent was involved in the private placement.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2011, and events which occurred subsequent to June 30, 2011 but were not recognized in the financial statements.  As of the date of this filing, there were no subsequent events which required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). Through the Bank, we operate ten full-service banking offices, with nine offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and one office located in Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA, which opened April 1, 2011.  These MSAs constitute our primary service areas.

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

Overview

As of June 30, 2011, we had consolidated total assets of $2,024,597,000, an increase of $89,431,000, or 4.62%, from $1,935,166,000 at December 31, 2010.  Total loans were $1,560,974,000 at June 30, 2011, up $166,156,000, or 11.91%, over $1,394,818,000 at December 31, 2010. Total deposits were $1,803,874,000 at June 30, 2011, an increase of $45,158,000, or 2.57%, from $1,758,716,000 at December 31, 2010.

Net income for the quarter ended June 30, 2011 was $5,845,000, an increase of $1,824,000, or 45.36%, from $4,021,000 for the quarter ended June 30, 2010.  Basic and fully diluted earnings per common share were $1.02 and $0.89, respectively, for the three months ended June 30, 2011, compared with $0.73 and $0.65, respectively, for the same period in 2010.  This increase was primarily attributable to a $343,986,000, or 22.47%, increase in average earning assets from the second quarter of 2010 to the second quarter of 2011, and a $1,043,000, or 41.11%, decrease in the provision for loan losses from the second quarter of 2010 to the second quarter of 2011.

Net income for the six months ended June 30, 2011 was $10,716,000, an increase of $2,682,000, or 33.38%, from $8,034,000 for the six months ended June 30, 2010.  Basic and fully diluted earnings per common share were $1.88 and $1.65, respectively, for the six months ended June 30, 2011, compared with $1.46 and $1.33, respectively, for the same period in 2010.  This increase was primarily attributable to a $340,432,000, or 22.60%, increase in average earning assets in 2011 from 2010, and a $1,350,000, or 26.60%, decrease in the provision for loan losses from 2010 to 2011.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change.  Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Financial Condition

Cash and Cash Equivalents

 At June 30, 2011, we had $94,541,000 in federal funds sold and other investments, compared with $346,000 at December 31, 2010.  We assess our risk-weighted capital ratios at each quarter end and determine if excess funds need to be maintained at correspondent banks versus the Federal Reserve. We determined as of March 31, 2011 that excess funds could remain at correspondent banks, but had determined as of December 31, 2010 that it was preferable to keep excess funds at the Federal Reserve at that time.

Investment Securities

Investment securities available for sale totaled $230,671,000 at June 30, 2011 and $276,959,000 at December 31, 2010.  Investment securities held to maturity totaled $13,895,000 at June 30, 2011 and $5,234,000 at December 31, 2010.  Approximately $30,007,000 in U.S. Treasury Notes and $33,263,000 in mortgage-backed securities, government agency securities and corporate bonds were sold during the first half of 2011, and were partially replaced by the purchase of approximately $28,348,000 in mortgage-backed securities and $5,360,000 in municipal securities.  The purchased securities will increase the portfolio yield and will also provide higher monthly principal cash flow.

Each quarter, management assesses whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired.  Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently have the ability to hold our investment securities for the foreseeable future, no declines are deemed to be other than temporary.  We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

The following table shows the amortized cost of our investment securities by their stated maturity at June 30, 2011:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$-	$31,274	$3,444	$693	$35,411
Mortgage-backed securities	265	1,568	34,846	74,247	110,926
State and municipal securities	-	14,291	60,200	14,117	88,608
Corporate debt	-	-	1,025	-	1,025
	$265	$47,133	$99,515	$89,057	$235,970

Taxable-equivalent Yield	4.47%	3.03%	4.63%	4.38%	4.22%

All securities held are traded in liquid markets. As of June 30, 2011, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,649,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The June 30, 2011 total investment portfolio has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $176,536,000 and $111,347,000 as of June 30, 2011 and December 31, 2010, respectively.

Loans

We had total loans of $1,560,974,000 at June 30, 2011, an increase of $166,156,000, or 11.91%, compared to $1,394,818,000 at December 31, 2010.  At June 30, 2011, 51% of our loans were in our Birmingham offices, 22% in our Huntsville offices, 12% in our Montgomery offices, 14% in our Dothan offices, and 1% in our Pensacola, Florida office.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Our management feels that the allowance was adequate at June 30, 2011.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans.  The comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

June 30, 2011	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$5,809	40.64%
Real estate - construction	6,468	10.22%
Real estate - mortgage	3,185	46.33%
Consumer	566	2.81%
Other	3,488	-
Total	$19,516	100.00%

December 31, 2010	Amount	Percentage of loans in each category to total loans

Commercial, financial and agricultural	$5,348	38.47%
Real estate - construction	6,373	12.34%
Real estate - mortgage	2,443	46.51%
Consumer	749	2.68%
Other	3,164	-
Total	$18,077	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $21.1 million as of June 30, 2011, compared to $14.3 million at December 31, 2010. Of this total, nonaccrual loans of $20.6 million at June 30, 2011, represented a net increase of $6.2 million over nonaccrual loans of $14.3 million at December 31, 2010.  The largest change to nonaccrual loans was the addition of $8.3 million in loans related to two residential land developers. The Bank had one loan 90 days past due and still accruing at June 30, 2011 in the amount of $542,000, compared to zero loans 90 days past due at December 31, 2010. However, the bank’s net exposure in this loan is only $54,200 due to a 90% Small Business Administration guaranty. Troubled debt restructurings (TDRs) at June 30, 2011, were $5.1 million compared to $2.4 million at December 31, 2010.  The majority of this increase is attributable to a single commercial relationship. All of the Bank’s TDR loans at both June 30, 2011 and December 31, 2010 have been performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) decreased slightly to $6.9 million at June 30, 2011, from $7.0 million at December 31, 2010.  The total number of OREO accounts decreased from 39 to 29 over the same period due to increased sales activity.  However, the dollar value of this reduction was largely offset by foreclosures on two common-ownership residential land developments.

The following table summarizes our nonperforming assets and TDRs at June 30, 2011, and December 31, 2010:

	June 30, 2011		December 31, 2010
	Balance	Number of Loans	Balance	Number of Loans

Nonaccrual loans:
Commercial, financial and agricultural	$514	8	$2,164	8
Real estate - construction	17,536	36	10,722	24
Real estate - mortgage:
Owner-occupied commercial	1,281	2	635	1
1-4 family mortgage	878	5	202	1
Other mortgage	-	-	-	-
Total real estate - mortgage	2,159	7	837	2
Consumer	374	1	624	1
Total nonaccrual loans:	$20,583	52	$14,347	35

90+ days past due and accruing:
Commercial, financial and agricultural	$542	1	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total 90+ days past due and accruing:	$542	1	$-	-

Total nonperforming loans:	$21,125	53	$14,347	35

Plus: Other real estate owned	6,931	29	6,966	39
Total nonperforming assets	$28,056	82	$21,313	74

Restructured accruing loans (TDRs):
Commercial, financial and agricultural	$2,440	10	$2,398	9
Real estate - construction			-	-
Real estate - mortgage:
Owner-occupied commercial	2,357	1	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	340	1	-	-
Total real estate - mortgage	2,697	2	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$5,137	12	$2,398	9

Total nonperforming assets and
restructured accruing loans	$33,193	94	$23,711	83

Ratios:
Nonperforming loans to total loans	1.35%		1.03%
Nonperforming assets to total loans plus other real estate owned	1.79%		1.52%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	1.67%		1.19%

The balance of nonperforming assets can fluctuate due to changes in economic conditions.  We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss.  Generally, payments received on nonaccrual loans are applied directly to principal.

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.5 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $5.8 million to commercial, financial and agricultural loans, and $3.7 million to other loan types. We have a total loan loss reserve as of June 30, 2011 allocable to specific loan types of $16.0 million.  Another $3.5 million of our allowance for loan losses is based on our judgments regarding various external and internal factors, including macroeconomic trends, our assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls.  The total resulting loan loss reserve is $19.5 million.  Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration for the effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of June 30, 2011, we had impaired loans of $51.7 million inclusive of nonaccrual loans, a slight increase of $0.2 million from $51.5 million as of December 31, 2010.  We allocated $4.9 million of our allowance for loan losses at June 30, 2011 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement.  Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.  Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $51.7 million of impaired loans reported as of June 30, 2011, $30.9 million were real estate – construction loans, $7.8 million were commercial, financial, and agricultural loans, $5.9 million were commercial real estate loans, and $4.1 million were residential real estate loans.  The remaining $3.0 million of impaired loans consisted of other mortgages and consumer loans. Of the $30.9 million of impaired real estate – construction loans, $15.3 million (a total of 27 loans with 13 builders) were residential construction loans, and $6.2 million consisted of various residential lot loans to nine builders.

Deposits

Total deposits increased $45,158,000, or 2.57%, to $1,803,874,000 at June 30, 2011 compared to $1,758,716,000 at December 31, 2010.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable Equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

We have paid off our two advances from the Federal Home Loan Bank of Atlanta.  The payoffs occurred in March and June 2011.  As discussed more fully under “Noninterest Expense” below, we incurred prepayment penalties totaling $738,000 by repaying these advances early.  As discussed in Note 10 to the Consolidated Financial Statements, we borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  The current book value of this borrowing is $15.4 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the Preferred Securities.  As discussed in Note 11 to the Consolidated Financial Statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010.  Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year.  As discussed in Note 12 to the Consolidated Financial Statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25% payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At June 30, 2011, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $317 million.  Additionally, the Bank had additional borrowing availability of approximately $416 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2011. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,473,035	$-	$-	$-	$-
Certificates of deposit (2)	330,839	194,386	106,041	30,390	22
Subordinated debentures	30,000	-	-	-	30,000
Subordinated note payable	5,000	-	-	-	5,000
Operating lease commitments	18,009	2,193	3,952	3,914	7,950
Total	$1,856,883	$196,579	$109,993	$34,304	$42,972

(1)  Excludes interest
(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

In the first quarter of 2010, we formed ServisFirst Capital Trust II, which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000 on March 15, 2010.  The Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”).  The Preferred Securities were offered and sold to accredited investors in a private placement.  The Federal Reserve Board has deemed these securities to qualify as Tier 1 capital of the Company up to 25% of Tier 1 capital elements.  See Note 11 to the consolidated financial statements for further discussion of the issuance and sale of the Preferred Securities.

On June 30, 2011, we completed the sale of 340,000 shares of our common stock in a private placement to 105 accredited investors and 20 non-accredited investors for $30.00 per share, for aggregate proceeds of $10,200,000.  The private placement was in conjunction with our entry into the Pensacola, Florida market.  The offering, completed on June 30, 2011, was exempt from registration under the Securities Act of 1933, and no underwriter or placement agent was involved in the private placement.

On June 21, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which we issued and sold to the Treasury 40,000 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for aggregate proceeds of $40,000,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) we have not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to our Board of Directors.

As more completely described in the Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors described above, the Series A Preferred Stock does not have voting rights.

We may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal banking regulator.

As of June 30, 2011, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2011.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2011, December 31, 2010, and June 30, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$230,075	14.50%	$126,967	8.00%	N/A	N/A
ServisFirst Bank	226,026	14.24%	126,956	8.00%	158,695	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	205,614	12.96%	63,484	4.00%	N/A	N/A
ServisFirst Bank	201,565	12.70%	63,478	4.00%	95,217	6.00%
Tier 1 Capital to Average Assets:
Consolidated	205,614	10.67%	77,113	4.00%	N/A	N/A
ServisFirst Bank	201,565	10.47%	77,006	4.00%	96,257	5.00%

As of December 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$166,850	11.82%	$112,927	8.00%	N/A	N/A
ServisFirst Bank	166,721	11.81%	112,978	8.00%	141,222	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	144,263	10.22%	56,464	4.00%	N/A	N/A
ServisFirst Bank	144,117	10.20%	56,489	4.00%	84,733	6.00%
Tier 1 Capital to Average Assets:
Consolidated	144,263	7.77%	74,266	4.00%	N/A	N/A
ServisFirst Bank	144,117	7.77%	74,236	4.00%	92,795	5.00%

As of June 30, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$155,039	11.80%	$105,221	8.00%	N/A	N/A
ServisFirst Bank	154,786	11.78%	105,165	8.00%	131,457	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	134,397	10.23%	52,611	4.00%	N/A	N/A
ServisFirst Bank	134,144	10.21%	52,583	4.00%	78,874	6.00%
Tier 1 Capital to Average Assets:
Consolidated	134,397	8.48%	63,423	4.00%	N/A	N/A
ServisFirst Bank	134,144	8.46%	63,409	4.00%	79,262	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market.  We continue to experience a manageable level of investor repurchase demands.  For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by ServisFirst at the time of the sale.  Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers.  There were no expenses incurred as part of these buyback obligations for the three and six months ended June 30, 2011, compared to $104,000 for the three and six months ended June 30, 2010.

Financial instruments whose contract amounts represent credit risk at June 30, 2011 are as follows:

(In Thousands)
Commitments to extend credit	$604,929
Credit card arrangements	18,069
Standby letters of credit	52,469
Federal fund lines of credit	13,200
$688,667

Commitments to extend credit beyond current funded amounts are agreements to lend to a customer as long as there is no violation of any condition established in the applicable loan agreement. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Federal funds lines of credit are uncommitted lines issued to downstream correspondent banks for the purpose of providing liquidity to them.  The lines are unsecured, and we have no obligation to sell federal funds to the correspondent, nor does the correspondent have any obligation to request or accept purchases of federal funds from us.

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2011 was $5,845,000, compared to net income of $4,021,000 for the three months ended June 30, 2010.  Net income for the six months ended June 30, 2011 was $10,716,000, compared to net income of $8,034,000 for the six months ended June 30, 2010.  The increase in net income was primarily attributable to increased net interest income as a result of growth in average earning assets and a decrease in the provision for loan losses.  Net interest income for the three months ended June 30, 2011 increased to $18,048,000, or 17.90%, compared to $15,308,000 for the same period in 2010.  Net interest income for the six months ended June 30, 2011 increased to $35,024,000, or 15.92%, compared to $30,214,000 for the same period in 2010.  Operating expenses for the three months ended June 30, 2011 increased to $9,369,000, or 23.91%, compared to $7,561,000 in 2010, and for the six months ended June 30, 2011 increased to $17,966,000, or 19.83%, compared to $14,993,000 in 2010.  The provision for loan losses decreased $1,043,000 to $1,494,000 for the three months ended June 30, 2011 compared to the same period in 2010, and decreased $1,350,000 to $3,725,000 for the six months ended June 30, 2011 compared to the same period in 2010.  This decrease in provision for loan loss was primarily due to a decline in net charge-offs compared to recent historical levels, leading to a lower overall reserve requirement.  In addition, improvements in risk ratings and pay-downs on other loans lead to smaller than normal increases in specific allocations of loan loss reserves for the first half of 2011.  Noninterest income increased $778,000 to $1,782,000 for the three months ended June 30, 2011 compared to the same period in 2010, and increased $917,000 to $3,053,000 for the six months ended June 30, 2011 compared to the same period in 2010. A portion of the increase in noninterest expense was the result of a $738,000 prepayment fee relating to the prepayment of our two $10,000,000 notes payable to the Federal Home Loan Bank, which is more fully explained in “Other Borrowings” above.  The addition of staff in our new Pensacola location, which opened April 1, and the addition of a correspondent banking team during the first quarter of 2011 also contributed to the increase in operating expenses.  Basic and diluted net income per common share were $1.02 and $0.89, respectively, for the three months ended June 30, 2011, compared to $0.73 and $0.65, respectively, for the same period in 2010.  Basic and diluted net income per common share were $1.88 and $1.65, respectively, for the six months ended June 30, 2011, compared to $1.46 and $1.33, respectively, for the same period in 2010.  Return on average assets for the three and six months ended June 30, 2011 was 1.22% and 1.14%, respectively, compared to 1.02% and 1.04% in 2010, and return on average stockholders’ equity for the three and six months ended June 30, 2011 was 17.30% and 16.56%, respectively, compared to 15.34% and 15.77% in 2010.

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

Taxable-equivalent net interest income increased $2,852,000, or 18.35%, to $18,391,000 for the three months ended June 30, 2011 compared to $15,539,000 in 2010, and increased $5,588,000, or 18.20%, to $36,293,000 for the six months ended June 30, 2011 compared to $30,705,000 in 2010.  This increase was primarily attributable to growth in average earning assets.  The taxable-equivalent yield on interest-earning assets decreased to 4.79% for the three months ended June 30, 2011 from 5.04% for the same period in 2010, and decreased to 4.77% for the six months ended June 30, 2011 from 5.09% for the same period in 2010.  The yield on loans for the three months ended June 30, 2011 was 5.25% compared to 5.33% for the same period in 2010, and 5.27% compared to 5.36% for the six months ended June 30, 2011 and 2010, respectively.  Loan fees included in the yield calculation decreased to $153,000 for the three months ended June 30, 2011 from $211,000 for the same period in 2010, and decreased to $304,000 for the six months ended June 30, 2011 from $398,000 for the same period in 2010.  Loan fees decreased due to the origination of fewer real estate construction loans.  The cost of total interest-bearing liabilities decreased to 1.07% for the three months ended June 30, 2011 from 1.16% for the same period in 2010, and to 1.00% for the six months ended June 30, 2011 from 1.16% for the same period in 2010.

The following tables show, for the three and six months ended June 30, 2011 and 2010, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable-equivalent basis where applicable:

	Average Balance Sheets and Net Interest Analysis On a Fully Taxable-Equivalent Basis For the Three Months Ended June 30,

	2011			2010
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,512,972	$19,813	5.25%	$1,256,458	$16,708	5.33%
Mortgage loans held for sale	3,385	31	3.67	4,294	42	3.92
Investment securities:
Taxable	165,402	1,441	3.49	175,088	1,669	3.82
Tax-exempt (2)	78,509	1,047	5.35	55,120	776	5.65
Total investment securities (3)	243,911	2,488	4.09	230,208	2,445	4.26
Federal funds sold	78,504	36	0.18	28,171	16	0.23
Restricted equity securities	4,499	18	1.60	4,024	13	1.30
Interest-bearing balances with banks	31,491	19	0.24	7,621	3	0.16
Total interest-earning assets	$1,874,762	$22,405	4.79%	$1,530,776	$19,227	5.04%
Non-interest-earning assets:
Cash and due from banks	29,208			25,371
Net fixed assets and equipment	4,900			5,019
Allowance for loan losses, accrued interest and other assets	17,294			23,675
Total assets	$1,926,164			$1,584,841

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$289,996	$299	0.41%	$241,929	$314	0.52%
Savings deposits	8,162	10	0.49	2,379	3	0.51
Money market accounts	861,238	1,730	0.81	737,956	1,383	0.75
Time deposits	308,016	1,224	1.59	240,317	1,129	1.88
Federal funds purchased	-	-	0.00	1,142	3	1.05
Other borrowings	42,229	751	7.13	55,260	856	6.21
Total interest-bearing liabilities	$1,509,641	$4,014	1.07	$1,278,983	$3,688	1.16
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	274,906			195,753
Other liabilities	6,062			4,937
Stockholders' equity	131,463			102,294
Unrealized gains on securities and derivatives	4,092			2,874
Total liabilities and stockholders' equity	$1,926,164			$1,584,841
Net interest spread			3.73%			3.88%
Net interest margin			3.93%			4.07%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $153,000 and $211,000 are included in interest income in 2011 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $6,295,000 and $4,356,000 are excluded from the yield calculation in 2011 and 2010, respectively.

	Three Months Ended June 30,

	2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	3,363	(258)	3,105
Mortgages held for sale	(8)	(3)	(11)
Investment securities:
Securities - taxable	(89)	(139)	(228)
Securities - non taxable	314	(43)	271
Federal funds sold	24	(4)	20
Restricted equity securities	2	3	5
Interest-bearing balances with banks	13	3	16
Total interest-earning assets	3,619	(441)	3,178

Interest-bearing liabilities:
Interest-bearing demand deposits	57	(72)	(15)
Savings	7	-	7
Money market accounts	243	104	347
Time deposits	286	(191)	95
Federal funds purchased	(2)	(1)	(3)
Other borrowed funds	(220)	115	(105)
Total interest-bearing liabilities	371	(45)	326
Increase in net interest income	3,248	(396)	2,852

	Average Balance Sheets and Net Interest Analysis On a Fully Taxable-Equivalent Basis For the Six Months Ended June 30,

	2011			2010
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,468,728	$38,406	5.27%	$1,237,864	$32,877	5.36%
Mortgage loans held for sale	3,769	69	3.69	3,810	77	4.08
Investment securities:
Taxable	175,407	2,986	3.43	181,681	3,422	3.80
Tax-exempt (2)	77,775	2,086	5.41	55,168	1,559	5.70
Total investment securities (3)	253,182	5,072	4.04	236,849	4,981	4.24
Federal funds sold	75,676	72	0.19	15,902	18	0.23
Restricted equity securities	4,283	35	1.65	3,886	25	1.30
Interest-bearing balances with banks	40,940	49	0.24	7,835	11	0.28
Total interest-earning assets	$1,846,578	$43,703	4.77%	$1,506,146	$37,989	5.09%
Non-interest-earning assets:
Cash and due from banks	27,518			23,790
Net fixed assets and equipment	4,873			5,130
Allowance for loan losses, accrued interest and other assets	15,523			21,968
Total assets	$1,894,492			$1,557,034

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$301,111	$625	0.42%	$232,905	$621	0.54%
Savings deposits	7,423	19	0.52	2,140	5	0.47
Money market accounts	849,291	3,404	0.81	722,272	2,680	0.75
Time deposits	295,190	2,350	1.61	245,927	2,376	1.95
Federal funds purchased	-	-	0.00	9,883	31	0.63
Other borrowings	48,379	1,012	4.22	49,003	1,571	6.46
Total interest-bearing liabilities	$1,501,394	$7,410	1.00	$1,262,130	$7,284	1.16
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	260,137			188,305
Other liabilites	2,503			3,884
Stockholders' equity	126,950			100,220
Unrealized gains on securities and derivatives	3,508			2,495
Total liabilities and stockholders' equity	$1,894,492			$1,557,034
Net interest spread			3.78%			3.92%
Net interest margin			3.96%			4.11%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $304,000 and $398,000 are included in interest income in 2011 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $5,396,000 and $3,781,000 are excluded from the yield calculation in 2011 and 2010, respectively.

	Six Months Ended June 30,

	2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	6,044	(515)	5,529
Mortgages held for sale	(1)	(7)	(8)
Investment securities:
Taxable	(115)	(321)	(436)
Tax-exempt	610	(83)	527
Federal funds sold	57	(3)	54
Restricted equity securities	2	8	10
Interest-bearing balances with banks	40	(2)	38
Total interest-earning assets	6,637	(923)	5,714

Interest-bearing liabilities:
Interest-bearing demand deposits	159	(155)	4
Savings	14	-	14
Money market accounts	497	227	724
Time deposits	431	(457)	(26)
Federal funds purchased	(31)	-	(31)
Other borrowed funds	(20)	(539)	(559)
Total interest-bearing liabilities	1,050	(924)	126
Increase in net interest income	5,587	1	5,588

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio.  Our management reviews the adequacy of the allowance for loan losses on a quarterly basis.  The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans.  A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss.  Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades.  These processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications:  Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades.  At June 30, 2011, total loans rated Special Mention, Substandard, and Doubtful were $105.8 million, or 6.8% of total loans, compared to $98.3 million, or 7.1% of total loans, at December 31, 2010.  Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation.  Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance.  Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors.  To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information.  Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $1,494,000 for the three months ended June 30, 2011, a decrease of $1,043,000 from $2,537,000 for the three months ended June 30, 2010.  The provision for loan losses was $3,725,000 for the six months ended June 30, 2011, a $1,350,000 decrease compared to $5,075,000 for the six months ended June 30, 2010.  Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $21.1 million, or 1.35% of total loans, at June 30, 2011 from $14,300,000, or 1.02% of total loans, at December 31, 2010, and were also higher than $8,038,000, or 0.62% of total loans, at June 30, 2010.  Impaired loans increased slightly to $51.7 million, or 3.3% of total loans at June 30, 2011, compared with $51.5 million, or 3.7% of total loans at December 31, 2010.  The allowance for loan losses totaled $19.5 million, or 1.25% of loans, net of unearned income, at June 30, 2011, compared to $18.1 million, or 1.31% of loans, net of unearned income, at December 31, 2010 and $18.1 million, or 1.30% of loans, net of unearned income, at June 30, 2010.

Noninterest Income

Noninterest income totaled $1,782,000 for the three months ended June 30, 2011, an increase of $778,000, or 77.49%, compared to the same period in 2010, and totaled $3,053,000 for the six months ended June 30, 2011, an increase of $917,000, or 42.93%, compared to the same period in 2010. These increases were primarily attributable to gains on the sale of available-for-sale securities in 2011. Income from mortgage banking operations for the three months ended June 30, 2011 was $476,000, up $143,000, or 42.94%, from $333,000 for the same period in 2010, and for the six months ended June 30, 2011 was $827,000, up $80,000, or 10.71%, from $747,000 for the same period in 2010.  Income from customer service charges and fees for the three months ended June 30, 2011 decreased $41,000, or 6.97%, to $547,000 from $588,000 for the same period in 2010, and for the six months ended June 30, 2011 decreased $40,000, or 3.47%, to $1,114,000 from $1,154,000 for the same period in 2010.  Merchant service fees were $26,000 for the three months ended June 30, 2011, a decrease of $73,000, or 73.74%, compared to $99,000 for the same period in 2010, and were $101,000 for the six months ended June 30, 2011, a decrease of $99,000, or 49.50%, compared to $200,000 for the same period in 2010. The sale of OREO resulted in a gain of $1,000 during the three months ended June 30, 2011 compared to a loss of $123,000 during the same period in 2010, and was $32,000 for the six months ended June 30, 2011 compared to a loss of $175,000 during the same period in 2010.

Noninterest Expense

Noninterest expense totaled $9,369,000 for the three months ended June 30, 2011, an increase of $1,808,000, or 23.91%, compared to $7,561,000 in 2010, and totaled $17,966,000 for the six months ended June 30, 2011, an increase of $2,973,000, or 19.83%, compared to $14,993,000 in 2010.   The increase was primarily attributable to increased salary and benefit costs and occupancy expense associated with opening a new office in Dothan in 2010, entering the Pensacola, Florida market with a new office in April 2011, and entering the correspondent banking business during the first quarter of 2011.  Salary and benefit expense increased $1,879,000, or 59.71%, to $5,026,000 for the three months ended June 30, 2011 from $3,147,000 for the same period in 2010, and increased $2,611,000, or 39.39%, to $9,240,000 for the six months ended June 30, 2011 from $6,629,000 for the same period in 2010.  We had 195 full-time equivalent employees at June 30, 2011 compared to 162 at June 30, 2010, a 20.37% increase.  Most of this increase in number of employees was due to our expansion into the Pensacola, Florida market and our addition of new business units in Birmingham.  Occupancy expense increased $160,000, or 20.67%, to $934,000 for the three months ended June 30, 2011 from $774,000 for the same period in 2010 and increased $266,000, or 17.12%, to $1,820,000 for the six months ended June 30, 2011 from $1,554,000 for the same period in 2010.  Data processing expenses decreased $67,000, or 12.62%, to $464,000 for the three months ended June 30, 2011 from $531,000 for the same period in 2010 but increased $34,000, or 3.36%, to $1,047,000 for the six months ended June 30, 2011 from $1,013,000 for the same period in 2010.  The increase for the six months periods was due to payment of a de-conversion fee of $83,000 to our prior credit card vendor in March 2011.  Our FDIC assessment for the three months ended June 30, 2011 was $224,000, a decrease of $761,000, or 77.26%, from $985,000 in assessments during the same period in 2010.  Our FDIC assessment for the six months ended June 30, 2011 was $956,000, a decrease of $663,000, or 40.95%, from $1,619,000 in assessments during the same period in 2010.  The decreases in assessments are due to the combined impact of adjustments made in 2010 related to the prepaid assessments mandated by the FDIC at the end of 2009 and decreases in the assessment rates starting in the second quarter of 2011.  Expenses related to OREO decreased $620,000  to $135,000 for the three months ended June 30, 2011, from $755,000 for the same period in 2010 and decreased $671,000 to $389,000 for the six months ended June 30, 2011 from $1,060,000 for the same period in 2010.  ORE expenses decreased due to lower write-downs of values, which dropped to approximately $107,000 for the six months ended June 30, 2011 from approximately $533,000 for the same period in 2010, and lower costs to complete in-process construction, which dropped to approximately $62,000 for the six months ended June 30, 2011 from approximately $234,000 for the same period in 2010.  We also incurred prepayment penalties in connection with the prepayment of our two fixed rate advances from the Federal Home Loan Bank of Atlanta.  The penalty for the first advance paid off during the first quarter of 2011 was $256,000, and the penalty for the second advance paid off in the second quarter of 2011 was $482,000, for a total cost of $738,000 for the six months ended June 30, 2011.

Income Tax Expense

Income tax expense was $3,122,000 for the three months ended June 30, 2011 versus $2,193,000 for the same period in 2010, and was $5,670,000 for the six months ended June 30, 2011 versus $4,248,000 for the same period in 2010.  Our effective tax rate for the three and six months ended June 30, 2011 was 34.82% and 34.60%, respectively, compared to 35.29% and 34.59%, respectively, for the same period in 2010.  Our primary permanent differences are related to SFAS 123(R) option expenses and tax-free income.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2011. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: August 3, 2011	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 3, 2011	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer