Form 10-Q
period 2011-09-30
ServisFirst Bancshares, Inc.
filed 2011-11-01
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission file number 000-53149

SERVISFIRST BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

850 Shades Creek Parkway, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302
(Registrant's Telephone Number, Including Area Code)

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

   Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 29, 2011
Common stock, $.001 par value	5,895,682

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO
EX-31.02 SECTION 302 CERTIFICATION OF THE CFO
EX-32.01 SECTION 906 CERTIFICATION OF THE CEO
EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$35,624	$27,454
Interest-bearing balances due from depository institutions	57,739	204,178
Federal funds sold	91,315	346
Cash and cash equivalents	184,678	231,978
Available for sale debt securities, at fair value	296,826	276,959
Held to maturity debt securities (fair value of $16,141 and $4,963 at
September 30, 2011 and December 31, 2010, respectively)	15,355	5,234
Restricted equity securities	3,708	3,510
Mortgage loans held for sale	9,114	7,875
Loans	1,695,476	1,394,818
Less allowance for loan losses	(21,466)	(18,077)
Loans, net	1,674,010	1,376,741
Premises and equipment, net	4,499	4,450
Accrued interest and dividends receivable	7,529	6,990
Deferred tax assets	4,889	6,366
Other real estate owned	10,044	6,966
Bank owned life insurance contracts	40,000	-
Other assets	6,678	8,097
Total assets	$2,257,330	$1,935,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$382,095	$250,490
Interest-bearing	1,629,186	1,508,226
Total deposits	2,011,281	1,758,716
Federal funds purchased	16,400	-
Other borrowings	4,949	24,937
Trust preferred securities	30,514	30,420
Accrued interest payable	1,043	898
Other liabilities	3,670	3,095
Total liabilities Total liabilities	2,067,857	1,818,066
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at September 30, 2011 and no shares authorized, issued and outstanding at December 31, 2011	39,958	-
Preferred stock, undesignated, par value $.001 per share; 1,000,000shares authorized; no shares outstanding	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,890,482 shares issued and outstanding at September 30, 2011 and 5,527,482 shares issued and outstanding at December 31, 2010	6	6
Additional paid-in capital	87,043	75,914
Retained earnings	55,095	38,343
Accumulated other comprehensive income	7,371	2,837
Total stockholders' equity	189,473	117,100
Total liabilities and shareholders' equity	$2,257,330	$1,935,166

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$21,043	$17,715	$59,509	$50,669
Taxable securities	1,374	1,575	4,360	4,997
Nontaxable securities	742	582	2,175	1,650
Federal funds sold	54	23	125	41
Other interest and dividends	99	64	184	100
Total interest income	23,312	19,959	66,353	57,457
Interest expense:
Deposits	3,382	3,113	9,780	8,795
Borrowed funds	711	859	2,330	2,461
Total interest expense	4,093	3,972	12,110	11,256
Net interest income	19,219	15,987	54,243	46,201
Provision for loan losses	2,740	2,537	6,465	7,612
Net interest income after provision for loan losses	16,479	13,450	47,778	38,589
Noninterest income:
Service charges on deposit accounts	569	564	1,683	1,718
Mortgage banking	814	589	1,641	1,336
Securities gains	-	-	666	53
Other operating income	425	195	871	377
Total noninterest income	1,808	1,348	4,861	3,484
Noninterest expenses:
Salaries and employee benefits	4,723	3,547	13,963	10,176
Equipment and occupancy expense	923	814	2,743	2,368
Professional services	337	220	928	625
FDIC and other regulatory assessments	403	626	1,377	2,276
OREO expense	115	483	504	1,543
Other operating expenses	2,331	1,777	7,283	5,472
Total noninterest expenses	8,832	7,467	26,798	22,460
Income before income taxes	9,455	7,331	25,841	19,613
Provision for income taxes	3,320	2,532	8,990	6,780
Net income	6,135	4,799	16,851	12,833
Preferred stock dividends	100	-	100	-
Net income available to common stockholders	$6,035	$4,799	$16,751	$12,833

Basic earnings per common share	$1.03	$0.87	$2.93	$2.33

Diluted earnings per common share	$0.90	$0.77	$2.58	$2.11

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$6,135	$4,799	$16,851	$12,833
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $1,473 and $3,186 for the three and nine months ended September 30, 2011, respectively, and $1,124 and $2,817 for the three and nine months ended September 30, 2010, respectively	1,784	2,087	4,966	5,197
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $234 and $19 for the nine months ended September 30, 2011 and 2010, respectively	-	-	(432)	(34)
Other comprehensive income, net of tax	1,784	2,087	4,534	5,163
Comprehensive income	$7,919	$6,886	$21,385	$17,996

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2010	-	6	75,913	38,344	2,837	117,100
Sale of 340,000 shares of common stock	-	-	10,159	-	-	10,159
Sale of 40,000 shares of preferred
stock, net	39,958	-	-	-	-	39,958
Preferred dividends paid	-	-	-	(100)	-	(100)
Exercise 23,000 stock options	-	-	252	-	-	252
Other comprehensive income	-	-	-	-	4,534	4,534
Stock-based compensation expense	-	-	719	-	-	719
Net income	-	-	-	16,851	-	16,851
Balance, September 30, 2011	$39,958	$6	$87,043	$55,095	$7,371	$189,473

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands) (Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income	$16,851	$12,833
Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred tax benefit	(1,476)	(292)
Provision for loan losses	6,465	7,612
Depreciation and amortization	844	800
Net amortization of investments	648	565
Market value adjustment of interest rate cap	98	40
Increase in accrued interest and dividends receivable	(539)	(634)
Stock-based compensation expense	719	509
Increase (decrease) in accrued interest payable	145	(112)
Proceeds from sale of mortgage loans held for sale	115,329	113,404
Originations of mortgage loans held for sale	(115,344)	(115,361)
Gain on sale of securities available for sale	(666)	(53)
Gain on sale of mortgage loans held for sale	(1,641)	(1,336)
Net (gain) loss on sale of other real estate owned	(87)	180
Write down of other real estate owned	181	853
Decrease in special prepaid FDIC insurance assessments	1,126	1,963
Loss on prepayment of other borrowings	738	-
Net change in other assets, liabilities, and other
operating activities	966	(773)
Net cash provided by operating activities	24,357	20,198
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(95,311)	(40,817)
Proceeds from maturities, calls and paydowns of securities
available for sale	19,679	23,517
Purchase of securities held to maturity	(11,188)	(1,986)
Proceeds from maturities, calls and paydowns of securities
held to maturity	1,067	-
Increase in loans	(309,529)	(147,150)
Purchase of premises and equipment	(893)	(196)
Purchase of restricted equity securities	(543)	(269)
Purchase of interest rate cap	-	(160)
Purchase of bank-owned life insurance contracts	(40,000)	-
Proceeds from sale of securities available for sale	63,270	31,014
Proceeds from sale of restricted equity securities	345	-
Proceeds from sale of other real estate owned and repossessions	2,950	7,470
Additions to other real estate owned	-	(75)
Net cash used in investing activities	(370,153)	(128,652)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	131,605	13,230
Net decrease in interest-bearing deposits	120,960	155,972
Net increase in federal funds purchased	16,400	-
Proceeds from issuance of trust preferred securities	-	15,050
Proceeds from sale of common stock, net	10,411	50
Proceeds from sale of preferred stock, net	39,958	-
Repayment of other borrowings	(20,738)	-
Dividends on preferred stock	(100)	-
Net cash provided by financing activities	298,496	184,302
Net (decrease) increase in cash and cash equivalents	(47,300)	75,848
Cash and cash equivalents at beginning of year	231,978	76,206
Cash and cash equivalents at end of year	$184,678	$152,054
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$11,965	$11,368
Income taxes	10,136	6,958
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$417	$787
Other real estate acquired in settlement of loans	6,263	5,156
Internally financed sales of other real estate owned	141	1,083

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

NOTE 2 - CASH AND CASH EQUIVALENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Shares and Per Share Data)
Earnings Per Common Share
Weighted average common shares outstanding	5,886,178	5,515,384	5,709,334	5,513,482
Net income available to common stockholders	$6,035	$4,799	$16,751	$12,833
Basic earnings per common share	$1.03	$0.87	$2.93	$2.33

Weighted average common shares outstanding	5,886,178	5,515,384	5,709,334	5,513,482
Dilutive effects of assumed conversions and
exercise of stock options and warrants	996,631	902,563	962,579	735,377
Weighted average common and dilutive potential
common shares outstanding	6,882,809	6,417,947	6,671,913	6,248,859
Net income, available to common stockholders	$6,035	$4,799	$16,751	$12,833
Effect of interest expense on covertible debt, net of tax and
discretionary expenditures related to conversion	150	150	444	323
Net income, adjusted for effect of debt conversion	$6,185	$4,949	$17,195	$13,156
Diluted earnings per common share	$0.90	$0.77	$2.58	$2.11

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2011 and  December 31, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
September 30, 2011:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$95,191	$1,715	$(92)	$96,814
Mortgage-backed securities	96,565	5,094	-	101,659
State and municipal securities	92,191	5,091	(38)	97,244
Corporate debt	1,027	82	-	1,109
Total	$284,974	$11,982	$(130)	$296,826
Securities Held to Maturity
Mortgage-backed securities	$9,824	$410	$-	$10,234
State and municipal securities	5,531	376	-	5,907
Total	$15,355	$786	$-	$16,141

December 31, 2010:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	-	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities Held to Maturity
State and municipal securities	$5,234	$-	$(271)	$4,963
Total	$5,234	$-	$(271)	$4,963

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2011 and December 31, 2010, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  At September 30, 2011, two of the Company’s 493 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.  Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2011:
U.S. Treasury and government
sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(92)	14,049	-	-	(92)	14,049
State and municipal securities	(27)	2,730	(11)	395	(38)	3,125
Corporate debt	-	-	-	-	-	-
Total	$(119)	$16,779	$(11)	$395	$(130)	$17,174

December 31, 2010:
U.S. Treasury and government
sponsored agencies	$(224)	$24,217	$-	$-	$(224)	$24,217
Mortgage-backed securities	(268)	16,417	-	-	(268)	16,417
State and municipal securities	(1,034)	33,282	(288)	3,674	(1,322)	36,956
Corporate debt	-	-	-	-	-	-
Total	$(1,526)	$73,916	$(288)	$3,674	$(1,814)	$77,590

NOTE 5 – LOANS

The following table details the Company’s loans at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Commercial, financial and agricultural	$699,616	$536,620
Real estate - construction	160,171	172,055
Real estate - mortgage:
Owner-occupied commercial	364,590	270,767
1-4 family mortgage	204,866	199,236
Other mortgage	223,294	178,793
Subtotal: Real estate - mortgage	792,750	648,796
Consumer	42,939	37,347
Total Loans	1,695,476	1,394,818
Less: Allowance for loan losses	(21,466)	(18,077)
Net Loans	$1,674,010	$1,376,741

Commercial, financial and agricultural	41.26%	38.47%
Real estate - construction	9.45%	12.34%
Real estate - mortgage:
Owner-occupied commercial	21.50%	19.41%
1-4 family mortgage	12.09%	14.28%
Other mortgage	13.17%	12.82%
Subtotal: Real estate - mortgage	46.76%	46.51%
Consumer	2.53%	2.68%
Total Loans	100.00%	100.00%

Loans by credit quality indicator as of September 30, 2011 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial
and agricultural	$678,924	$11,980	$8,712	$-	$699,616
Real estate - construction	125,811	12,638	21,722	-	160,171
Real estate - mortgage:
Owner-occupied
commercial	351,031	7,693	5,866	-	364,590
1-4 family mortgage	194,254	4,870	5,742	-	204,866
other mortgage	214,791	5,030	3,473	-	223,294
Total real estate mortgage	760,076	17,593	15,081	-	792,750
Consumer	41,741	101	1,097	-	42,939
Total	$1,606,552	$42,312	$46,612	$-	$1,695,476

Loans by performance status as of September 30, 2011 were as follows:

	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$698,576	$1,040	$699,616
Real estate - construction	146,031	14,140	160,171
Real estate - mortgage:
Owner-occupied commercial	363,968	622	364,590
1-4 family mortgage	203,404	1,462	204,866
other mortgage	222,716	578	223,294
Total real estate mortgage	790,088	2,662	792,750
Consumer	42,360	579	42,939
Total	$1,677,055	$18,421	$1,695,476

Loans by past-due status as of September 30, 2011 were as follows:

	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$604	$-	$-	$604	$1,040	$697,972	$699,616
Real estate - construction	480	-	500	980	13,640	145,551	160,171
Real estate - mortgage:
Owner-occupied commercial	1,593	-	-	1,593	622	362,375	364,590
1-4 family mortgage	278	-	291	569	1,171	203,126	204,866
Other mortgage	751	-	578	1,329	-	221,965	223,294
Total real estate - mortgage	2,622	-	869	3,491	1,793	787,466	792,750
Consumer	-	6	-	6	579	42,354	42,939
Total	$3,706	$6	$1,369	$5,081	$17,052	$1,673,343	$1,695,476

The following table presents an analysis of the allowance for loan losses by portfolio segment as of September 30, 2011 and December 31, 2010.  The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Unallocated	Total
	(In Thousands)
	Three Months Ended September 30, 2011
Allowance for loan losses:
Balance at June 30, 2011	$5,809	$6,468	$3,185	$566	$3,488	$19,516
Chargeoffs	(37)	(678)	(88)	(11)	-	(814)
Recoveries	12	10	1	1	-	24
Provision	464	479	964	482	351	2,740
Balance at September 30, 2011	$6,248	$6,279	$4,062	$1,038	$3,839	$21,466

	Nine Months Ended September 30, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Chargeoffs	(897)	(1,999)	(103)	(340)	-	(3,339)
Recoveries	12	174	2	75	-	263
Provision	1,785	1,731	1,720	554	675	6,465
Balance at September 30, 2011	$6,248	$6,279	$4,062	$1,038	$3,839	$21,466

	September 30, 2011
Individually Evaluated for Impairment	$1,249	$1,809	$1,741	$828	$-	$5,627
Collectively Evaluated for Impairment	4,999	4,470	2,321	210	3,839	15,839

Loans:
Ending Balance	$699,616	$160,171	$792,750	$42,939		$1,695,476
Individually Evaluated for Impairment	8,712	21,722	15,081	1,097		46,612
Collectively Evaluated for Impairment	690,904	138,449	777,669	41,842		1,648,864

	December 31, 2010
	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Unallocated	Total

Allowance for loan losses:	$5,348	$6,373	$2,443	$749	$3,164	$18,077

Individually Evaluated for Impairment	$1,602	$1,855	$415	$554	$-	$4,426
Collectively Evaluated for Impairment	3,746	4,518	2,028	195	3,164	13,651

Loans:
Ending Balance	$536,620	$172,055	$648,796	$37,347		$1,394,818
Individually Evaluated for Impairment	14,018	28,710	15,093	1,319		59,140
Collectively Evaluated for Impairment	522,602	143,345	633,703	36,028		1,335,678

The following table presents details of the Company’s impaired loans as of September 30, 2011 and December 31, 2010, respectively.  Loans which have been fully charged off do not appear in the tables.

September 30, 2011
				For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Average Recorded Investment	Interest Income Recognized in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,655	$1,705	$-	$1,758	$21	$1,679	$62
Real estate - construction	16,026	17,132	-	17,541	90	17,367	335
Real estate - mortgage:
Owner-occupied commercial	2,334	2,334	-	2,352	43	2,358	120
1-4 family mortgage	725	725	-	630	3	655	14
Other mortgage	1,928	1,929	-	1,862	24	1,883	80
Total real estate - mortgage	4,987	4,988	-	4,844	70	4,896	214
Consumer	173	173	-	173	2	173	5
Total with no allowance recorded	22,841	23,998	-	24,316	183	24,115	616

With an allowance recorded:
Commercial, financial and agricultural	5,212	5,212	1,249	5,501	73	5,480	225
Real estate - construction	5,696	5,696	1,809	6,141	4	6,085	75
Real estate - mortgage:
Owner-occupied commercial	3,184	3,184	117	3,141	62	3,156	199
1-4 family mortgage	4,552	4,589	1,624	4,710	37	4,670	127
Other mortgage	334	334	-	339	6	339	18
Total real estate - mortgage	8,070	8,107	1,741	8,190	105	8,165	344
Consumer	894	914	828	975	4	946	16
Total with allowance recorded	19,872	19,929	5,627	20,807	186	20,676	660

Total Impaired Loans:
Commercial, financial and agricultural	6,867	6,917	1,249	7,259	94	7,159	287
Real estate - construction	21,722	22,828	1,809	23,682	94	23,452	410
Real estate - mortgage:
Owner-occupied commercial	5,518	5,518	117	5,493	105	5,514	319
1-4 family mortgage	5,277	5,314	1,624	5,340	40	5,325	141
Other mortgage	2,262	2,263	-	2,201	30	2,222	98
Total real estate - mortgage	13,057	13,095	1,741	13,034	175	13,061	558
Consumer	1,067	1,087	828	1,148	6	1,119	21
Total impaired loans	$42,713	$43,927	$5,627	$45,123	$369	$44,791	$1,276

December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,345	$2,930	$-
Real estate - construction	10,532	12,705	-
Real estate - mortgage:
Owner-occupied commercial	1,614	1,801	-
1-4 family mortgage	511	511	-
Other mortgage	1,817	1,817	-
Total real estate - mortgage	3,942	4,129	-
Consumer	289	289	-
Total with no allowance recorded	17,108	20,053	-

With an allowance recorded:
Commercial, financial and agricultural	9,190	9,190	1,602
Real estate - construction	18,178	18,428	1,855
Real estate - mortgage:
Owner-occupied commercial	3,373	3,373	55
1-4 family mortgage	2,995	2,995	360
Other mortgage	-	-	-
Total real estate - mortgage	6,368	6,368	415
Consumer	704	704	554
Total with allowance recorded	34,440	34,690	4,426

Total Impaired Loans:
Commercial, financial and agricultural	11,535	12,120	1,602
Real estate - construction	28,710	31,133	1,855
Real estate - mortgage:
Owner-occupied commercial	4,988	5,174	55
1-4 family mortgage	3,506	3,506	360
Other mortgage	1,817	1,817	-
Total real estate - mortgage	10,311	10,497	415
Consumer	993	993	554
Total impaired loans	$51,549	$54,743	$4,426

During the third quarter of 2011, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  Management applied the guidance on determining whether any restructurings that occurred from January 1, 2011 or later met the definition of a TDR.  TDRs at September 30, 2011, December 31, 2010 and September 30, 2010 totaled $4.5 million, $2.4 million and $0.7 million, respectively.  At September 30, 2011, the Company had a related allowance for loan losses of $297,000 allocated to these TDRs, compared to $486,000 at December 31, 2010 and $0 at September 30, 2010.  All loans classified as TDRs as of September 30, 2011 are performing as agreed under the terms of their restructured plans.  For the three and nine month periods ended September 30, 2011 and September 30, 2010, there were no loans modified as a TDR within the preceding twelve months for which there was a payment default during the period.  The following table presents an analysis of TDRs as of September 30, 2011 and September 30, 2010.

	September 30, 2011			September 30, 2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	5	$1,831	$1,831	-	$-	$-
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	2,357	2,357	1	660	660
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	1	334	334	-	-	-
Total real estate mortgage	2	2,691	2,691	1	660	660
Consumer	-	-	-	-	-	-
	7	$4,522	$4,522	1	$660	$660

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2011, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $254,000 and $719,000 for the three and nine months ended September 30, 2011 and $195,000 and $509,000 for the three and nine months ended September 30, 2010, respectively.

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

The Company has granted non-plan options to certain persons representing key business relationships to purchase up to an aggregate amount of 55,000 shares of the Company’s common stock at between $15.00 and $20.00 per share for ten years. These options are non-qualified and not part of either plan.

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

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 and September 30, 2010 was $8.54 and $7.43, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2011 and September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Nine Months Ended September 30, 2011:
Outstanding at January 1, 2011	881,000	$15.65	6.9	$8,238
Granted	166,500	26.05	9.6	-
Exercised	(23,000)	10.89	4.5	-
Forfeited	-	-	-	-
Outstanding at September 30, 2011	1,024,500	17.34	6.0	$12,861

Exercisable at September 30, 2011	418,974	$12.81	4.5	$7,200

Nine Months Ended September 30, 2010:
Outstanding at January 1, 2010	863,500	$15.17	6.8	$8,488
Granted	37,500	25.00	9.8	-
Exercised	(5,000)	10.00	-	-
Forfeited	(10,000)	15.00	6.6	-
Outstanding at September 30, 2010	886,000	15.62	6.3	$8,313

Exercisable at September 30, 2010	272,627	$11.96	5.3	$3,555

As of September 30, 2011, there was $2,033,000 of total unrecognized compensation cost related to non-vested stock options.  The cost is expected to be recognized on the straight-line method over the next 5.9 years.

Restricted Stock

The Company has issued restricted stock to a certain executive officer and five other employees, and currently has 26,000 non-vested shares issued.  The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant.  As of September 30, 2011, there was $473,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 3.2 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank.  The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of these warrants outstanding at September 30, 2011 and September 30, 2010 was 60,000.

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

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company.  As of September 30, 2011, the Company was party to two swaps with notional amounts totaling approximately $11.7 million with customers, and two swaps with notional amounts totaling approximately $11.7 million with a regional correspondent bank.  These swaps qualify as derivatives, but are not designated as hedging instruments.  The Company has recorded the value of these swaps at $734,000 in offsetting entries in other assets and other liabilities.

During 2010, the Company entered into an interest rate cap with a notional value of $100 million.  The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”).  The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.  The Company recognized a decrease to interest expense of $1,000 related to marking the cap to market for the three months ended September 30, 2011 and $98,000 of interest expense related to marking the cap to market for the nine months ended September 30, 2011.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2011 and December 31, 2010 were not material.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets.  The amendments in this ASU are effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt these amendments when required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Any changes pursuant to the options allowed in the amendments should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company is evaluating its timing of adoption, but will adopt these amendments retrospectively by the effective date.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value.

Securities.  Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy.  Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities.  For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors.  Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available.  Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities.  In cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

Interest Rate Swap and Cap Agreements. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy.  These fair value estimations include primarily market observable inputs such as yield curves and option volatilities, and include the value associated with counterparty credit risk.

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent.  Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,431,000 and $4,567,000 during the three and nine months ended September 30, 2011, respectively, and $1,248,000 and $5,100,000 during the three and nine months ended September 30, 2011, respectively.  Impaired loans are classified within Level 3 of the hierarchy.

Other real estate owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  A net gain on the sale of OREO of $39,000 was recognized during the three months ended September 30, 2011, and  the amount charged to earnings was $105,000 during the nine months ended September 30, 2011 and $372,000 and $1,031,000 during the three and nine months ended September 30, 2010, respectively.  These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$96,814	$-	$96,814
Mortgage-backed securities	-	101,659	-	101,659
State and municipal securities	-	97,244	-	97,244
Corporate debt	-	1,109	-	1,109
Interest rate swap agreements	-	734	-	734
Interest rate cap	-	18	-	18
Total assets at fair value	$-	$297,578	$-	$297,578

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$734	$-	$734

		Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$92,294	$-	$92,294
Mortgage-backed securities	-	104,224	-	104,224
State and municipal securities	-	78,266	-	78,266
Corporate debt	-	2,175	-	2,175
Interest rate swap agreements	-	803	-	803
Interest rate cap	-	115	-	115
Total assets at fair value	$-	$277,877	$-	$277,877

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$10,016	$10,016
Other real estate owned and repossessed assets	-	-	10,134	10,134
Total assets at fair value	$-	$-	$20,150	$20,150

		Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$35,183	$35,183
Other real estate owned	-	-	6,966	6,966
Total assets at fair value	$-	$-	$42,149	$42,149

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

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$184,678	$184,678	$231,978	$231,978
Investment securities available for sale	296,826	296,826	276,959	276,959
Investment securities held to maturity	15,355	16,141	5,234	4,963
Restricted equity securities	3,708	3,708	3,510	3,510
Mortgage loans held for sale	9,114	9,114	7,875	7,875
Loans, net	1,674,010	1,673,538	1,376,741	1,388,154
Accrued interest and dividends receivable	7,529	7,529	6,990	6,990
Derivative	752	752	918	918

Financial Liabilities:
Deposits	$2,011,281	$2,014,751	$1,758,716	$1,761,906
Federal funds purchased	16,400	16,400	-	-
Borrowings	4,949	5,385	24,937	25,717
Trust preferred securities	30,514	27,402	30,420	27,989
Accrued interest payable	1,043	1,043	898	898
Derivative	734	734	803	803

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

Loans:  For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of  similar credit quality.  Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  The method of estimating fair value does not incorporate the exit-price concept of fair value as prescribed by FASB Accounting Standards Codification (ASC) 820 and generally produces a higher value than an exit-price approach.  Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.

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

Loan commitments:  The fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements.  Since the majority of the Company’s other off-balance-sheet financial instruments consist of non-fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

NOTE 10 - SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On September 2, 2008, ServisFirst Capital Trust I, a subsidiary of the Company (the “2008 Trust”), sold 15,000 shares of its 8.5% trust preferred securities to accredited investors for $15,000,000 or $1,000 per share and 463,918 shares of its common securities to the Company for $463,918 or $1.00 per share. The 2008 Trust invested the $15,463,918 of the proceeds from such sale in the Company’s 8.5% junior subordinated deferrable interest debenture due September 1, 2038 in the principal amount of $15,463,918 (the “Debenture”) which was issued pursuant to an Indenture dated as of September 2, 2008 between the Company and Wilmington Trust Company as trustee (the “2008 Indenture”). The Debenture bears a fixed rate of interest at 8.5% per annum and is subordinate and junior in right of payment to all of the Company’s senior debt; provided, however, the Company will not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless such incurrence is approved by a majority of the holders of the outstanding trust preferred securities.

Holders of the trust preferred securities are entitled to receive distributions accruing from the original date of issuance. The distributions are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year, commencing December 1, 2008. The distributions accrue at an annual fixed rate of 8.5%. Payments of distributions on the trust preferred securities will be deferred in the event interest payments on the Debenture is deferred, which may occur at any time and from time to time, for up to 20 consecutive quarterly  periods.  During any deferral period, the Company may not pay dividends or make certain other distributions or payments as provided for in the 2008 Indenture.  If payments are deferred, holders accumulate additional distributions thereon at 8.5%, compounded quarterly, to the extent permitted by law.

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

The trust preferred securities are subject to mandatory redemption upon repayment of the Debenture at its maturity, September 1, 2038, or its earlier redemption. The Debenture is redeemable by the Company for any reason.  In the event of the redemption of the trust preferred securities, the holders of the trust preferred securities will be entitled to receive $1,000 per share plus accumulated and unpaid distributions thereon (including accrued interest thereon), if any, to the date of payment.

The Company has the right at any time to terminate the 2008 Trust and cause the Debenture to be distributed to the holders of the trust preferred securities in liquidation of the 2008 Trust. This right is optional and wholly within the Company’s discretion as set forth in the 2008 Indenture.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the 2008 Trust (the “Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the Debenture, constitutes a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

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

NOTE 11–	JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040

On February 9, 2010, the Company established a Delaware statutory trust subsidiary, ServisFirst Capital Trust II (the “2010 Trust”), which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000, or $1,000 per Preferred Security, on March 15, 2010. The 2010 Trust simultaneously issued 50,000 shares of its common securities to the Company for a purchase price of $50,000, or $1.00 per share, which together with the Preferred Securities, constitutes all of the issued and outstanding securities of the 2010 Trust (collectively, the “Trust Securities”).  The 2010 Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”) which were issued pursuant to an Indenture dated as of March 15, 2010 between the Company and Wilmington Trust Company, as trustee (the  “2010 Indenture”).  The Preferred Securities were offered and sold to accredited investors in a private placement.

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

The Subordinated Debentures are subordinate and junior in right of payment to all of the Company’s senior debt, as defined in the 2010 Indenture; provided, however, that, while any of the Preferred Securities remain outstanding, the Company shall not incur any additional senior debt in excess of 0.5% of the Company’s average assets for the fiscal year immediately preceding, unless approved by the holders of a majority of the outstanding Preferred Securities.  The Company has the right to defer payments of interest on the Subordinated Debentures from time to time, for up to 20 consecutive quarterly periods for each deferral period.  During any deferral period, the Company may not (i) pay dividends on or redeem any of its capital stock, (ii) pay principal of or interest on any debt securities ranking pari passu with or subordinate to the Subordinated Debentures or (iii) make any guaranty payments with respect to any guaranty of the debt securities of any of the Company’s subsidiaries if such guaranty ranks pari passu with or junior in right of payment to the Subordinated Debentures.

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

The Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity (as defined in the 2010 Indenture), or upon earlier redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by the Company at any time in whole, but not in part, upon the occurrence of a special event, as defined in the 2010 Indenture.

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

NOTE 12 - SUBORDINATED NOTE DUE SEPTEMBER 1, 2016

On June 23, 2009, the Bank issued a $5,000,000 aggregate principal amount 8.25% Subordinated Note due June 1, 2016 to an accredited investor at 100% of par.  The note is subordinate and junior in right of payment upon any liquidation of the Bank as to principal, interest and premium to obligations to the Bank’s depositors and other obligations to its general and secured creditors.  Interest payments are due and payable on each March 1, June 1, September 1 and December 1, commencing September 1, 2009.  Interest accrues at an annual rate of 8.25%.  The proceeds from the note payable are included in Tier 2 capital of the Bank and the Company.

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

NOTE 13 – PARTICIPATION IN THE SMALL BUSINESS LENDING FUND OF THE U.S. TREASURY DEPARTMENT

 On June 21, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 40,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $40,000,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As is more completely described in the Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors described above, the Series A Preferred Stock does not have voting rights.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2011, and events which occurred subsequent to September 30, 2011 but were not recognized in the financial statements.  As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and September 30, 2010.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Overview

As of September 30, 2011, we had consolidated total assets of $2,257,330,000, an increase of $322,164,000, or 16.6%, from $1,935,166,000 at December 31, 2010.  Total loans were $1,695,476,000 at September 30, 2011, up $300,658,000, or 21.6%, over $1,394,818,000 at December 31, 2010. Total deposits were $2,011,281,000 at September 30, 2011, an increase of $252,565,000, or 14.4%, from $1,758,716,000 at December 31, 2010.

Net income for the quarter ended September 30, 2011 was $6,135,000, an increase of $1,336,000, or 27.8%, from $4,799,000 for the quarter ended September 30, 2010.  Basic and diluted earnings per common share were $1.03 and $0.90, respectively, for the three months ended September 30, 2011, compared to $0.87 and $0.77, respectively, for the corresponding period in 2010.  This increase was primarily attributable to a $432,549,000, or 25.7%, increase in average earning assets from the third quarter of 2010 to the third quarter of 2011, and a $225,000, or 38.2%, increase in income from mortgage banking activities, and a $203,000 increase in credit card income as a result of our conversion to another credit card vendor in the second quarter of 2011.

Net income for the nine months ended September 30, 2011 was $16,851,000, an increase of $4,018,000, or 31.3%, from $12,833,000 for the nine months ended September 30, 2010.  Basic and diluted earnings per common share were $2.93 and $2.58, respectively, for the nine months ended September 30, 2011, compared to $2.33 and $2.11, respectively, for the corresponding period in 2010.  This increase was primarily attributable to a $371,474,000, or 23.7%, increase in average earning assets in 2011 from 2010 and a $1,147,000, or 15.1%, decrease in the provision for loan losses from 2010 to 2011.

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

Financial Condition

Cash and Cash Equivalents

 At September 30, 2011, we had $91,315,000 in federal funds sold and other investments, compared to $346,000 at December 31, 2010.  We assess our risk-weighted capital ratios at each quarter’s end and determine if excess funds need to be maintained at correspondent banks versus the Federal Reserve. We determined as of March 31, 2011, and each reporting date since then, that excess funds could remain at correspondent banks, but we previously had determined as of  December 31, 2010 that it was preferable to keep excess funds at the Federal Reserve at that time.

Investment Securities

Investment securities available for sale totaled $296,826,000 at September 30, 2011 and $276,959,000 at December 31, 2010.  Investment securities held to maturity totaled $15,355,000 at September 30, 2011 and $5,234,000 at December 31, 2010.  Approximately $30,007,000 in U.S. Treasury Notes and $33,263,000 in mortgage-backed securities, government-sponsored agency securities and corporate bonds were sold during the first nine months of 2011.  Purchases of $90,011,000 in mortgage-backed securities and government-sponsored agency securities, and the purchase of $14,684,000 in municipal securities replaced the sold bonds and increased the overall size of the portfolio.

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired.  Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, no declines are deemed to be other than temporary.  We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

The following table shows the amortized cost of our investment securities by their stated maturity at September 30, 2011:

	Less Than One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$10,020	$81,264	$3,262	$645	$95,191
Mortgage-backed securities	839	977	32,617	71,956	106,389
State and municipal securities	370	23,001	61,531	12,820	97,722
Corporate debt	-	-	1,027	-	1,027
Total	$11,229	$105,242	$98,437	$85,421	$300,329

Taxable-equivalent Yield	1.89%	2.12%	4.70%	4.26%	3.56%

All securities held are traded in liquid markets. As of September 30, 2011, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,458,000 and certain securities of First National Bankers Bank in which we invested $250,000.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The September 30, 2011 total investment portfolio has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $176,385,000 and $111,347,000 as of September 30, 2011 and December 31, 2010, respectively.

Loans

We had total loans of $1,695,476,000 at September 30, 2011, an increase of $300,658,000, or 21.6%, compared to $1,394,818,000 at December 31, 2010.  At September 30, 2011, 51% of our loans were in our Birmingham offices, 21% in our Huntsville offices, 11% in our Montgomery offices, 14% in our Dothan offices, and 3% in our Pensacola, Florida office.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  Our management believes that the allowance was adequate at September 30, 2011.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans.  Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

September 30, 2011	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$6,248	41.26%
Real estate - construction	6,279	9.45%
Real estate - mortgage	4,062	46.76%
Consumer	1,038	2.53%
Other	3,839	-
Total	$21,466	100.00%

December 31, 2010	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$5,348	38.47%
Real estate - construction	6,373	12.34%
Real estate - mortgage	2,443	46.51%
Consumer	749	2.68%
Other	3,164	-
Total	$18,077	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $18.4 million as of September 30, 2011, compared to $14.3 million at December 31, 2010.  Of this total, nonaccrual loans of $17.1 million at September 30, 2011, represented a net increase of $2.8 million over nonaccrual loans of $14.3 million at December 31, 2010.  The largest change to nonaccrual loans was the addition of $6.1 million in loans related to six residential builders and land developers. The Bank had three loans 90 or more days past due and still accruing at September 30, 2011 in the aggregate amount of $1.4 million, compared to zero loans 90 days or more past due at December 31, 2010.  TDRs at September 30, 2011 were $4.5 million compared to $2.4 million at December 31, 2010.  The majority of this increase is attributable to a single commercial relationship. All of the Bank’s TDR loans at both September 30, 2011 and December 31, 2010 have been performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) increased to $10.0 million at September 30, 2011, from $7.0 million at December 31, 2010.  The total number of OREO accounts decreased from 39 to 27 over the same period due to increased sales activity.  However, the dollar value of properties increased primarily because of the foreclosure of three large land development and land parcel loans.

The following table summarizes our nonperforming assets and TDRs at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Balance	Number of Loans	Balance	Number of Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,040	11	$2,164	8
Real estate - construction	13,640	39	10,722	24
Real estate - mortgage:
Owner-occupied commercial	622	1	635	1
1-4 family mortgage	1,171	7	202	1
Other mortgage			-	0
Total real estate - mortgage	1,793	8	837	2
Consumer	579	2	624	1
Total Nonaccrual loans:	$17,052	60	$14,347	35

90+ days past due and accruing:
Commercial, financial and agricultural	$-	0	$-	0
Real estate - construction	500	1	-	0
Real estate - mortgage:
Owner-occupied commercial	-	0	-	0
1-4 family mortgage	291	1	-	0
Other mortgage	578	1	-	0
Total real estate - mortgage	869	2	-	0
Consumer	-	0	-	0
Total 90+ days past due and accruing:	$1,369	3	$-	0

Total Nonperforming Loans:	$18,421	63	$14,347	35

Plus: Other real estate owned	10,044	27	6,966	39
Total Nonperforming Assets	$28,465	90	$21,313	74

Restructured accruing loans:
Commercial, financial and agricultural	$1,831	5	$2,398	9
Real estate - construction			-	0
Real estate - mortgage:
Owner-occupied commercial	2,357	1	-	0
1-4 family mortgage	-	0	-	0
Other mortgage	334	1	-	0
Total real estate - mortgage	2,691	2	-	0
Consumer	-	0	-	0
Total restructured accruing loans:	$4,522	7	$2,398	9

Total Nonperforming assets and restructured accruing loans	$32,987	97	$23,711	83

Ratios:
Nonperforming loans to total loans	1.09%		1.03%
Nonperforming assets to total loans plus other real estate owned	1.67%		1.52%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	1.35%		1.19%

The balance of nonperforming assets can fluctuate due to changes in economic conditions.  We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss.  Generally, payments received on nonaccrual loans are applied directly to principal.

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.3 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $6.2 million to commercial, financial and agricultural loans, and $5.1 million to other loan types. We have a total loan loss reserve as of September 30, 2011 allocable to specific loan types of $17.6 million.  Another $3.8 million of our allowance for loan losses is based on our judgments regarding various external and internal factors, including macroeconomic trends, our assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls.  The total resulting loan loss reserve is $21.5 million.  Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of September 30, 2011, we had impaired loans of $42.7 million inclusive of nonaccrual loans, a decrease of $8.8 million from $51.5 million as of December 31, 2010.  We allocated $5.6 million of our allowance for loan losses at September 30, 2011 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement.  Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.  Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $42.7 million of impaired loans reported as of September 30, 2011, $21.7 million were real estate – construction loans, $6.9 million were commercial, financial, and agricultural loans, $5.5 million were commercial real estate loans, and $5.3 million were residential real estate loans.  The remaining $3.3 million of impaired loans consisted of other mortgages and consumer loans. Of the $21.7 million of impaired real estate – construction loans, $10.3 million (a total of 26 loans with 13 builders) were residential construction loans, and $9.6 million consisted of various residential lot loans to 12 builders.

Deposits

Total deposits increased $252,565,000, or 14.4%, to $2,011,281,000 at September 30, 2011 compared to $1,758,716,000 at December 31, 2010.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

We have paid off our two advances from the Federal Home Loan Bank of Atlanta.  The payoffs occurred in March and June 2011.  As discussed more fully under “Noninterest Expense” below, we incurred prepayment penalties totaling $738,000 by repaying these advances early.  As discussed in Note 10 to the Consolidated Financial Statements, we borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008.  Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year.  The current book value of this borrowing is $15.4 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the trust preferred securities.  As discussed in Note 11 to the Consolidated Financial Statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010.  Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year.  As discussed in Note 12 to the Consolidated Financial Statements, on June 23, 2009, the Bank issued a $5.0 million subordinated note due June 1, 2016 in a private placement.  The note bears interest at an annual rate of 8.25% payable on March 1, June 1, September 1 and December 1 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At September 30, 2011, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $317 million.  Additionally, the Bank had additional borrowing availability of approximately $416 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2011. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,642,243	$-	$-	$-	$-
Certificates of deposit (2)	369,038	213,129	118,262	37,647	-
Federal funds purchased	16,400	16,400	-	-	-
Subordinated debentures	30,000	-	-	-	30,000
Subordinated note payable	5,000	-	-	5,000	-
Operating lease commitments	17,593	2,067	3,931	3,911	7,684
Total	$2,080,274	$231,596	$122,193	$46,558	$37,684

(1)  Excludes interest
(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

In the first quarter of 2010, we formed ServisFirst Capital Trust II, which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000 and 50,000 shares of its common securities for $50,000 (collectively the “Trust Securities”) on March 15, 2010.  The Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”).  The Preferred Securities were offered and sold to accredited investors in a private placement.  The Federal Reserve Board has deemed these securities to qualify as Tier 1 capital of the Company up to 25% of Tier 1 capital elements.  See Note 11 to the consolidated financial statements for further discussion of the issuance and sale of the Preferred Securities.

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

On June 21, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which we issued and sold to the Treasury 40,000 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $40,000,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) we have not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to our Board of Directors.

As is more completely described in the Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors described above, the Series A Preferred Stock does not have voting rights.

We may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal banking regulator.

As of September 30, 2011, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2011.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2011, December 31, 2010 and September 30, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$238,517	13.40%	$142,450	8.00%	N/A	N/A
ServisFirst Bank	234,967	13.20%	142,401	8.00%	178,001	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	212,102	11.91%	71,225	4.00%	N/A	N/A
ServisFirst Bank	208,552	11.72%	71,200	4.00%	106,800	6.00%
Tier 1 Capital to Average Assets:
Consolidated	212,102	9.81%	71,225	4.00%	N/A	N/A
ServisFirst Bank	208,552	9.67%	71,200	4.00%	89,000	5.00%

As of December 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$166,850	11.82%	$112,927	8.00%	N/A	N/A
ServisFirst Bank	166,721	11.81%	112,978	8.00%	141,222	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	144,263	10.22%	56,464	4.00%	N/A	N/A
ServisFirst Bank	144,117	10.20%	56,489	4.00%	84,733	6.00%
Tier 1 Capital to Average Assets:
Consolidated	144,263	7.77%	74,266	4.00%	N/A	N/A
ServisFirst Bank	144,117	7.77%	74,236	4.00%	92,795	5.00%

As of September 30, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$161,277	11.75%	$109,791	8.00%	N/A	N/A
ServisFirst Bank	161,082	11.74%	109,736	8.00%	137,170	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	139,441	10.16%	54,895	4.00%	N/A	N/A
ServisFirst Bank	139,246	10.15%	54,868	4.00%	82,302	6.00%
Tier 1 Capital to Average Assets:
Consolidated	139,441	8.06%	54,895	4.00%	N/A	N/A
ServisFirst Bank	139,246	8.05%	54,868	4.00%	68,585	5.00%

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial instruments.

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market.  We continue to experience a manageable level of investor repurchase demands.  For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale.  Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers.  There were no expenses incurred as part of these buyback obligations for the three and nine months ended September 30, 2011, compared to $104,000 for the three and nine months ended September 30, 2010.

Financial instruments whose contract amounts represent credit risk at September 30, 2011 are as follows:

September 30, 2011
(In Thousands)
Commitments to extend credit	$627,042
Credit card arrangements	18,898
Standby letters of credit	53,495
699,435

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2011 was $6,135,000 compared to net income of $4,799,000 for the three months ended September 30, 2010.  Net income for the nine months ended September 30, 2011 was $16,851,000 compared to net income of $12,833,000 for the nine months ended September 30, 2010.  The increase in net income was primarily attributable to increased net interest income as a result of growth in average earning assets and a decrease in the provision for loan losses.  Net interest income for the three months ended September 30, 2011 increased to $19,219,000, or 20.2%, compared to $15,987,000 for the corresponding period in 2010.  Net interest income for the nine months ended September 30, 2011 increased to $54,243,000, or 17.4%, compared to $46,201,000 for the corresponding period in 2010.  The provision for loan losses increased $203,000 to $2,740,000 for the three months ended September 30, 2011 compared to the corresponding period in 2010, and decreased $1,147,000 to $6,465,000 for the nine months ended September 30, 2011 compared to the corresponding period in 2010.  This decrease in provision for loan loss for the nine-month period was primarily due to a decline in net charge-offs compared to recent historical levels, leading to a lower overall reserve requirement.  In addition, improvements in risk ratings and pay-downs on other loans led to smaller than normal increases in specific allocations of loan loss reserves for the first three quarters of 2011.  Noninterest income increased $460,000 to $1,808,000 for the three months ended September 30, 2011 compared to the corresponding period in 2010, and increased $1,377,000 to $4,891,000 for the nine months ended September 30, 2011 compared to the corresponding period in 2010.    This increase is noninterest income was primarily attributable to increased mortgage banking income, as more fully explained in “Noninterest Income” below.  Operating expenses for the three months ended September 30, 2011 increased to $8,832,000, or 18.3%, compared to $7,467,000 for the corresponding period in 2010, and for the nine months ended September 30, 2011 increased to $26,798,000, or 19.3%, compared to $22,460,000 for the corresponding period in 2010.  A portion of the increase in noninterest expense was the result of a $738,000 prepayment fee relating to the prepayment of our two $10 million notes payable to the Federal Home Loan Bank, which is more fully explained in “Other Borrowings” above.  The addition of staff in our new Pensacola location, which opened April 1, and the addition of a correspondent banking team during the first quarter of 2011 also contributed to the increase in operating expenses.

Basic and diluted net income per common share were $1.03 and $0.90, respectively, for the three months ended September 30, 2011, compared to $0.87 and $0.77, respectively, for the corresponding period in 2010.  Basic and diluted net income per common share were $2.93 and $2.58, respectively, for the nine months ended September 30, 2011, compared to $2.33 and $2.11, respectively, for the corresponding period in 2010.  Return on average assets for the three and nine months ended September 30, 2011 was 1.11%  and 1.13%, respectively, compared to 1.10% and 1.06% for the corresponding period in 2010, and return on average stockholders’ equity for the three and nine months ended September 30, 2011 was 16.53% and 16.89%, respectively, compared to 16.86% and 16.12% for the corresponding period in 2010.

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

Taxable-equivalent net interest income increased $3,327,000, or 20.5%, to $19,554,000 for the three months ended September 30, 2011 compared to $16,227,000 for the corresponding period in 2010, and increased $8,273,000, or 17.6%, to $55,231,000 for the nine months ended September 30, 2011 compared to $46,958,000 for the corresponding period in 2010.  This increase was primarily attributable to growth in average earning assets.  The taxable-equivalent yield on interest-earning assets decreased to 4.44% for the three months ended September 30, 2011 from 4.77% for the corresponding period in 2010, and decreased to 4.65% for the nine months ended September 30, 2011 from 4.97% for the corresponding period in 2010.  The yield on loans for the three months ended September 30, 2011 was 5.18% compared to 5.35% for the corresponding period in 2010, and 5.24% compared to 5.35% for the nine months ended September 30, 2011 and September 30, 2010, respectively.  Loan fees included in the yield calculation decreased to $116,000 for the three months ended September 30, 2011 from $211,000 for the corresponding period in 2010, and decreased to $420,000 for the nine months ended September 30, 2011 from $587,000 for the corresponding period in 2010.  Loan fees decreased due to the origination of fewer real estate construction loans.  The cost of total interest-bearing liabilities decreased to 0.99% for the three months ended September 30, 2011 from 1.13% for the corresponding period in 2010, and to 1.05% for the nine months ended September 30, 2011 from 1.15% for the corresponding period in 2010.  Net interest margin for the three months ended September 30, 2011 was 3.67% compared to 3.83% for the corresponding period in 2010, and 3.81% for the nine months ended September 30, 2011 compared to 4.01% for the corresponding period in 2010.

The following tables show, for the three and nine months ended September 30, 2011 and September 30, 2010, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(Dollar Amounts In Thousands)

	2011			2010
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,607,567	$20,988	5.18%	$1,309,007	$17,644	5.35%
Mortgage loans held for sale	6,262	54	3.42	8,485	72	3.37
Investment securities:
Taxable	188,813	1,373	2.88	175,493	1,575	3.56
Tax-exempt (2)	83,784	1,078	5.10	59,144	821	5.51
Total investment securities (3)	272,597	2,451	3.57	234,637	2,396	4.05
Federal funds sold	92,717	54	0.23	60,380	31	0.20
Restricted equity securities	4,351	22	2.01	4,024	18	1.77
Interest-bearing balances with banks	129,997	78	0.24	64,409	38	0.23
Total interest-earning assets	$2,113,491	$23,647	4.44%	$1,680,942	$20,199	4.77%
Non-interest-earning assets:
Cash and due from banks	22,112			24,652
Net fixed assets and equipment	4,755			4,782
Allowance for loan losses, accrued interest and other assets	21,577			20,278
Total assets	$2,161,935			$1,730,654

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$286,810	$259	0.36%	$266,553	$296	0.44%
Savings deposits	10,945	14	0.51	3,251	4	0.49
Money market accounts	931,168	1,705	0.73	814,769	1,658	0.81
Time deposits	351,321	1,405	1.59	257,293	1,155	1.78
Federal funds purchased	18,056	12	0.26	-	-	0.00
Other borrowings	35,449	698	7.81	55,298	859	6.16
Total interest-bearing liabilities	$1,633,749	$4,093	0.99	$1,397,164	$3,972	1.13
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	338,330			217,086
Other liabilities	5,059			3,502
Stockholders' equity	178,881			106,919
Unrealized gains on securities and derivatives	5,916			5,983
Total liabilities and stockholders' equity	$2,161,935			$1,730,654
Net interest spread			3.45%			3.64%
Net interest margin			3.67%			3.83%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $116,000 and $211,000 are included in interest income in 2011 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $1,784,000 and $9,204,000 are excluded from the yield calculation in 2011 and 2010, respectively.

	Three Months Ended September 30,
	2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	3,913	(569)	3,344
Mortgages held for sale	(19)	1	(18)
Investment securities:
Securities - taxable	113	(315)	(202)
Securities - non taxable	321	(64)	257
Federal funds sold	19	4	23
Restricted equity securities	2	2	4
Interest-bearing balances with banks	39	1	40
Total interest-earning assets	4,388	(940)	3,448

Interest-bearing liabilities:
Interest-bearing demand deposits	21	(58)	(37)
Savings	10	-	10
Money market accounts	223	(176)	47
Time deposits	387	(137)	250
Federal funds purchased	6	6	12
Other borrowed funds	(356)	195	(161)
Total interest-bearing liabilities	291	(170)	121
Increase in net interest income	4,097	(770)	3,327

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(Dollar Amounts In Thousands)

	2011			2010
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,515,516	$59,386	5.24%	$1,261,839	$50,521	5.35%
Mortgage loans held for sale	4,609	123	3.57	5,386	148	3.67
Investment securities:
Taxable	179,925	4,358	3.24	178,975	4,997	3.73
Tax-exempt (2)	79,800	3,164	5.30	57,129	2,407	5.63
Total investment securities (3)	259,725	7,522	3.87	236,104	7,404	4.19
Federal funds sold	81,419	126	0.21	30,891	49	0.21
Restricted equity securities	4,306	57	1.77	3,933	43	1.46
Interest-bearing balances with banks	70,952	127	0.24	26,900	49	0.24
Total interest-earning assets	$1,936,527	$67,341	4.65%	$1,565,053	$58,214	4.97%
Non-interest-earning assets:
Cash and due from banks	25,697			24,080
Net fixed assets and equipment	4,833			5,013
Allowance for loan losses, accrued interest and other assets	18,030			21,889
Total assets	$1,985,087			$1,616,035

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$296,292	$883	0.40%	$244,244	$917	0.50%
Savings deposits	8,610	33	0.51	2,514	10	0.53
Money market accounts	876,883	5,108	0.78	753,443	4,337	0.77
Time deposits	314,106	3,756	1.60	249,757	3,531	1.89
Federal funds purchased	6,085	12	0.26	6,552	31	0.63
Other borrowings	44,030	2,329	7.07	51,125	2,430	6.35
Total interest-bearing liabilities	$1,546,006	$12,121	1.05	$1,307,635	$11,256	1.15
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	286,488			198,028
Other liabilites	5,269			3,957
Stockholders' equity	143,005			102,745
Unrealized gains on securities and derivatives	4,319			3,670
Total liabilities and stockholders' equity	$1,985,087			$1,616,035
Net interest spread			3.60%			3.82%
Net interest margin			3.81%			4.01%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $420,000 and $587,000 are included in interest income in 2011 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $4,937,000 and $5,609,000 are excluded from the yield calculation in 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	9,961	(1,096)	8,865
Mortgages held for sale	(21)	(4)	(25)
Investment securities:
Taxable	27	(666)	(639)
Tax-exempt	906	(149)	757
Federal funds sold	78	(1)	77
Restricted equity securities	4	10	14
Interest-bearing balances with banks	79	(1)	78
Total interest-earning assets	11,034	(1,907)	9,127

Interest-bearing liabilities:
Interest-bearing demand deposits	175	(209)	(34)
Savings	23	-	23
Money market accounts	718	53	771
Time deposits	821	(596)	225
Federal funds purchased	(2)	(17)	(19)
Other borrowed funds	(358)	257	(101)
Total interest-bearing liabilities	1,377	(512)	865
Increase in net interest income	9,657	(1,395)	8,262

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio.  Our management reviews the adequacy of the allowance for loan losses on a quarterly basis.  The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans.  A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss.  Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades.  Based on these processes and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications:  Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades.  At September 30, 2011, total loans rated Special Mention, Substandard, and Doubtful were $88.9 million, or 5.2% of total loans, compared to $98.3 million, or 7.1% of total loans, at December 31, 2010.  Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation.  Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance.  Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors.  To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information.  Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2,740,000 for the three months ended September 30, 2011, an increase of $203,000 from $2,537,000 for the three months ended September 30, 2010.  The provision for loan losses was $6,465,000 for the nine months ended September 30, 2011, a $1,147,000 decrease, compared to $7,612,000 for the nine months ended September 30, 2010.  Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $18.4 million, or 1.09% of total loans, at September 30, 2011 from $14.3 million, or 1.02% of total loans, at December 31, 2010, and were also higher than $8.0 million, or 0.62% of total loans, at September 30, 2010.  Impaired loans decreased to $42.7 million, or 2.5% of total loans, at September 30, 2011, compared to $51.5 million, or 3.7% of total loans, at December 31, 2010.  The allowance for loan losses totaled $21.5 million, or 1.27% of total loans, net of unearned income, at September 30, 2011, compared to $18.1 million, or 1.31% of loans, net of unearned income, at December 31, 2010 and $18.1 million, or 1.30% of loans, net of unearned income, at September 30, 2010.

Noninterest Income

Noninterest income totaled $1,808,000 for the three months ended September 30, 2011, an increase of $460,000, or 34.1%, compared to the corresponding period in 2010, and totaled $4,861,000 for the nine months ended September 30, 2011, an increase of $1,377,000, or 39.5%, compared to the corresponding period in 2010. These increases were primarily attributable to gains on the sale of available-for-sale securities in 2011. Income from mortgage banking operations for the three months ended September 30, 2011 was $814,000, up $225,000, or 38.2%, from $589,000 for the corresponding period in 2010, and for the nine months ended September 30, 2011 was $1,641,000, up $305,000, or 22.8%, from $1,336,000 for the corresponding period in 2010.  A drop in mortgage interest rates in early 2011 resulted in another wave of mortgage refinance activity.  The sale of OREO resulted in a gain of $55,000 during the three months ended September 30, 2011 compared to a loss of $5,000 during the corresponding period in 2010, and resulted in a gain of $87,000 for the nine months ended September 30, 2011 compared to a loss of $180,000 during the corresponding period in 2010.  The gain on the sales of OREO was due to a large decrease in the number of sales of OREO properties during the first nine months of 2011 compared to the corresponding period in 2010 and larger write-downs taken on OREO in previous years.

Noninterest Expense

Noninterest expense totaled $8,832,000 for the three months ended September 30, 2011, an increase of $1,365,000, or 18.3%, compared to $7,467,000 in 2010, and totaled $26,798,000 for the nine months ended September 30, 2011, an increase of $4,338,000, or 19.3%, compared to $22,460,000 for the corresponding period in 2010.   The increase was primarily attributable to increased salary and benefit costs and occupancy expense associated with opening a new office in Dothan in 2010, entering the Pensacola, Florida market with a new office in April 2011, and entering the correspondent banking business during the first quarter of 2011.

Further details of expenses are as follows:

•
Salary and benefit expense increased $1,176,000, or 33.2%, to $4,723,000 for the three months ended September 30, 2011 from $3,547,000 for the corresponding period in 2010, and increased $3,787,000, or 37.2%, to $13,963,000 for the nine months ended September 30, 2011 from $10,176,000 for the corresponding period in 2010.  We had 202 full-time equivalent employees at September 30, 2011 compared to 162 at December 31, 2010, a 24.7% increase.  Most of this increase in number of employees was due to our expansion into the Pensacola, Florida market and our addition of new business units in Birmingham.

•
Occupancy expense increased $109,000, or 13.4%, to $923,000 for the three months ended September 30, 2011 from $814,000 for the corresponding period in 2010 and increased $375,000, or 15.8%, to $2,743,000 for the nine months ended September 30, 2011 from $2,368,000 for the corresponding period in 2010.

•
FDIC and other regulatory assessments for the three months ended September 30, 2011 were $403,000, a decrease of $223,000, or 35.6%, from $626,000 during the corresponding period in 2010.  Assessments for the nine months ended September 30, 2011 were $1,377,000, a decrease of $899,000, or 39.5%, from $2,276,000 during the corresponding period in 2010.  The decreases in assessments are due to the combined impact of adjustments made in 2010 related to the prepaid assessments mandated by the FDIC at the end of 2009 and decreases in the FDIC’s assessment rates starting in the second quarter of 2011.

•
Expenses related to OREO decreased $368,000 to $115,000 for the three months ended September 30, 2011, from $483,000 for the corresponding period in 2010, and decreased $1,039,000 to $504,000 for the nine months ended September 30, 2011 from $1,543,000 for the corresponding period in 2010.  OREO expenses decreased due to lower write-down of values, which dropped to approximately $181,000 for the nine months ended September 30, 2011 from approximately $917,000 for the corresponding period in 2010, and lower costs to complete in-process construction, which dropped to approximately $65,000 for the nine months ended September 30, 2011 from approximately $287,000 for the corresponding period in 2010.

•
We incurred prepayment penalties in connection with the prepayment of our two fixed-rate advances from the Federal Home Loan Bank of Atlanta.  The penalty for the first advance paid off during the first quarter of 2011 was $256,000, and the penalty for the second advance paid off in the second quarter of 2011 was $482,000, for a total cost of $738,000 for the nine months ended September 30, 2011.

Income Tax Expense

Income tax expense was $3,320,000 for the three months ended September 30, 2011 versus $2,532,000 for the same period in 2010, and was $8,990,000 for the nine months ended September 30, 2011 versus $6,780,000 for the corresponding period in 2010.  Our effective tax rate for the three and nine months ended September 30, 2011 was 35.11% and 34.79%, respectively, compared to 34.54% and 34.57%, respectively, for the corresponding period in 2010.  Our primary permanent differences are related to tax exempt income on securities and tax credits.

We invested in bank-owned life insurance for named officers of the Bank on September 30, 2011.  The periodic increase in cash surrender value of those policies will be tax exempt and will therefore contribute to a larger permanent difference between book income and taxable income in future periods.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points.  There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2010, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2010 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2011. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: November 1, 2011	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 1, 2011	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer