Form 10-K
period 2011-12-31
ServisFirst Bancshares, Inc.
filed 2012-03-07
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company Yes  ☐     No  ☑

As of June 30, 2011, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a price of $30.00 per share of Common Stock, was $160,408,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of February 28, 2012, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 5,947,182.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2011

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Form 10-K, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 37, are “forward-looking statements” that are based upon our current expectations and projections about future events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of the current economic recession and the possible continued deterioration of the United States economy, particularly deterioration of the economy in Alabama, Florida and the communities in which we operate;

•	the effects of continued deleveraging of United States citizens and businesses;

•	the current financial and banking crisis resulting in the massive devaluation of the assets and shareholders’ equity of many of the United States’ financial and banking institutions;

•	the effects of continued compression of the residential housing industry, the continued recession and recovery and lasting high unemployment;

•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;

•	the effects of the Emergency Economic Stabilization Act of 2008, including its Troubled Asset Relief Program (TARP), the American Recovery and Reinvestment Act of 2009, and other governmental monetary and fiscal policies and legislative and regulatory changes;

•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	the effects of hazardous weather such as the tornados that struck the state of Alabama in April 2011 and January 2012;
•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any merger, acquisition or other transaction to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any business that we acquire; and

•	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For certain other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A beginning on page 23.

PART I

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate ten full-service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties of Alabama and in Escambia County Florida in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and Pensacola-Ferry Pass-Brent, Florida. As of December 31, 2011, we had total assets of approximately $2.46 billion, total loans of approximately $1.83 billion, total deposits of approximately $2.14 billion and total stockholders’ equity of approximately $196.3 million.

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

We are headquartered at 850 Shades Creek Parkway, Suite 200, Birmingham, Alabama 35209 (Jefferson County). In addition to the Jefferson County headquarters, the Bank currently operates through three offices in the Birmingham-Hoover, Alabama MSA (two offices in Jefferson County and one office in north Shelby County), two offices in the Huntsville, Alabama MSA (Madison County), two offices in the Montgomery, Alabama MSA (Montgomery County), two offices in the Dothan, Alabama MSA (Houston County) and one office in the Pensacola-Ferry Pass-Brent, Florida MSA (Escambia County). These MSAs constitute our primary service areas, and we also serve certain areas adjacent to our primary service areas.

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

We also operate in the Huntsville, Alabama MSA, the Montgomery, Alabama MSA and the Dothan, Alabama MSA. We believe the Huntsville market offers substantial growth as one of the strongest technology economies in the nation, with over 300 companies performing sophisticated government, commercial and university research. Huntsville has one of the highest concentrations of engineers in the United States, as well as one of the highest concentrations of Ph.D.s. Huntsville is located in North Alabama off U.S. Interstate 65 between Birmingham and Nashville, Tennessee. Montgomery is the capital and one of the largest cities in Alabama and home to the Hyundai Motor Manufacturing plant, which began production in May 2005. Montgomery is located in central Alabama between Birmingham and Mobile, Alabama and is intersected by U.S. Interstates 65 (connecting Birmingham and Mobile) and 85 (connecting Montgomery to Atlanta, Georgia). Dothan is located in the southeastern corner of Alabama near the Georgia and Florida state lines and is 35 miles from U.S. Interstate 10 which runs through the panhandle of Florida and connects Mobile, Alabama to Tallahassee and Jacksonville, Florida. Dothan is also intersected by U.S. Highways 231, 431 and 84, which are common trucking lanes, and has local access to rail transportation and the Chattahoochee River. With two offices in each of Madison, Montgomery and Houston Counties, we believe that we have a base of banking resources to serve such counties.

In April 2011 we opened our first office outside of Alabama in Pensacola, Florida. We hired an experienced team of veteran Pensacola bankers to help us establish this office. Pensacola is located in the Florida panhandle approximately 50 miles east of Mobile, Alabama, and 40 miles west of Fort Walton, Florida, with easy access to U.S. Interstate 10 just minutes away.  Pensacola is a regional hub for healthcare and retail, with an important manufacturing sector, military presence, a strong tourism presence and a broadly diversified economy.

We conduct a general consumer and commercial banking business, emphasizing personal banking services to commercial firms, professionals and affluent consumers located in our service areas. We believe the current market for financial services, as well as the prospects for the future, present opportunity for a locally owned and operated financial institution. Specifically, we believe that our primary service areas will be in need of local institutions to respond to customer and deposit attrition resulting from the acquisitions during the last few years of Alabama-headquartered banks, including the acquisitions of SouthTrust Corporation by Wachovia Corporation (which has now been acquired by Wells Fargo & Company), AmSouth Bancorporation by Regions Financial Corporation, Compass Bancshares, Inc. by Banco Bilbao Vizcaya Argentaria and Alabama National Bancorporation (operating as First American Bank) by RBC Centura Banks (which is being acquired by PNC Financial Services Group). We believe that a community-based bank such as the Bank can better identify and serve local relationship banking needs than can an office or subsidiary of such larger banking institutions.

Local Economy of Service Areas

Birmingham. Jefferson and Shelby Counties are the primary counties for the seven-county Birmingham-Hoover MSA, which had a 2011 population of 1,134,536. With a 2011 population of 656,717, Jefferson County includes Alabama’s largest city – Birmingham and is Alabama’s most populated county. Shelby County has a population of 200,582 and is among the fastest growing counties in the U.S. Between 2000 and 2011, Shelby County’s population increased 40%.

Jefferson and Shelby Counties have the highest population density in the Birmingham-Hoover MSA and accounts for 76% of the population in the entire seven-county region. In 2011, the combined population of Jefferson and Shelby Counties was 857,299 with 335,614 households. Between 2000 and 2011, the counties’ combined population increased 51,959. The projected growth rate for the two counties between 2011 and 2016 is 4% or an additional 33,304 residents, which will bring the total population of the two counties to 890,603.

Serving as the core of the Birmingham-Hoover MSA, Jefferson and Shelby Counties have an employment base of 469,025 – more than 88% of the Birmingham-Hoover MSA’s total employment. The counties combined 2011 average household income is $72,705 and experienced a 40% increase since 2000. The counties’ 2000 to 2011 average household income growth rate is considerably higher than the U.S. average household income growth rate of 28%.

The economic composition of the Birmingham-Hoover MSA is a diverse mixture of traditional and emerging employment sectors. Metals manufacturing is an important historical sector; finance and insurance, healthcare services and distribution are the region’s core economic sectors; and biological; and medical technology; entertainment and diverse manufacturing have been identified as the regions emerging economic sectors.

Finance and insurance is a core economic sector and is among the most specialized economic sectors in the Birmingham-Hoover MSA. Several banks and insurance companies have corporate or regional headquarters in the region, including: Regions Financial Corporation, BBVA Compass, Protective Life, Infinity Insurance and State Farm.

Other major corporations headquartered or with a major presence in the Birmingham-Hoover MSA include: HealthSouth Corporation, Vulcan Materials and AT&T. Moreover, Birmingham serves as the headquarters to six of the country’s top-performing private companies on the elite Forbes 500 list, including O’Neal Steel and Drummond Company.

Healthcare services are also a core economic sector of Metropolitan Birmingham and are highly regarded. The University of Alabama at Birmingham (UAB) is Alabama’s largest employer with more than 19,000 employees and is among the elite healthcare centers in the U.S. UAB’s annual economic impact is estimated at more than $4.6 billion; in 2009, UAB received $489 million in outside research funding. Additionally, Birmingham is home to the largest nonprofit independent research laboratory in the Southeast – Southern Research Institute. These two institutions provide the basis of the region’s growing biotechnology sector.

Diverse manufacturing is an emerging economic sector and is spearheaded by the presence of two major automotive manufacturing facilities – Mercedes Benz U.S. International and Honda Manufacturing of Alabama. These automotive manufacturing facilities together employ more than 7,000 and serve as the basis for the region’s growth in transportation equipment manufacturing.

Unless otherwise stated, the foregoing and other pertinent data can be found on the websites of the Birmingham Regional Chamber of Commerce and the Federal Deposit Insurance Corporation (the “FDIC”).

Huntsville. Huntsville, Madison County, is the life-center for North Alabama and has seen steady growth since the 1960’s. Today there are nearly one million people within a 50-mile radius of Huntsville. The metropolitan population is diverse and rich in culture, with many residents moving into the area as a technology destination from all 50 states and numerous countries, including Japan, Switzerland, Korea, Germany and the U.K. In 2010, the Huntsville, Alabama MSA (which includes Madison and Limestone Counties) was the second largest metropolitan area in the state with a population of 417,593 people, up 21.5% from the 2000 U.S. Census. Madison County’s population was 334,811, up 20.5% from the 2000 Census. The Huntsville MSA population grew at over twice the rate of the rest of Alabama and the U.S. as a whole. According to a 2009 estimate, the average household income was $73,316 for the Huntsville MSA, $75,911 for Madison County, $71,775 for the City of Huntsville, and $96,219 for the City of Madison.

Huntsville offers substantial growth as one of the strongest technology economies in the nation with one of the highest concentrations of engineers and Ph.D’s in the United States. Huntsville has a number of major government programs, including NASA programs such as the Space Station and Space Shuttle Propulsion and U.S. Army programs such as the National Space and Missile Defense Command, Army Aviation and Foreign Military Sales. Cummings Research Park in Huntsville is now the second largest research park in the United States and the fourth largest research park in the world. Huntsville was ranked number one in the state for announced new and expanding jobs from 2004 to 2008 as well as for 2010, according to the Alabama Development Office. Huntsville was named as Forbes magazine’s “Best Place to Live to Weather the Economy” in November 2008. Further, Forbes named Huntsville one of its “Leading Cities for Business” six years in a row, including 2008, as well as one of the “10 Smartest Cities in the World” in 2009. Fortune Small Business Magazine named Huntsville as the country’s “Top Mid-sized City to Launch and Grow a Business” and Kiplinger Magazine named Huntsville as the nation’s “Best City” in 2009. Huntsville has one of the highest concentrations of Inc. 5000 Companies in the United States and also has a number of offices of Fortune 500 companies. Major employers in Huntsville include the U.S. Army/Redstone Arsenal, the Boeing Company, NASA/Marshall Space Flight Center, Intergraph Corporation, ADTRAN, Inc., Northrop Grumman, Cinram, SAIC, DirecTV, Lockheed Martin, and Toyota Motor Manufacturing of Alabama. Job growth in the Huntsville metro area has been strong, with 23,300 net new jobs since 2000 compared to a net loss of jobs during that same period of time for Alabama and the United States. Professional and business service employment in the Huntsville metro area grew by 45.9% from 2000-2010, adding a total of 15,300 workers primarily in professional, scientific and technical fields. This accounts for approximately 70% of the total U.S. professional & business service growth this decade.

In total, new and expanding industry in Huntsville/Madison County in 2010 amounted to 61 projects, 2,901 jobs, and almost $153 million in capital investment. Major projects include new government contracts in missile defense with Lockheed Martin’s Integrated Test Center, Raytheon’s Standard Missile Production facility and new growth at APT Research and Northrop Grumman. Dynetics broke ground on the company’s new prototype engineering center in Cummings Research Park, in which it has invested $52 million and created 350 new jobs. Integration Innovation Inc. also expanded in the park. New government operations included the continued implementation of BRAC as well as the arrival of the U.S. Army Contracting Command and the Defense Acquisition University. Additionally, leaders with Redstone Arsenal and the city of Huntsville presented the designs for Redstone Gateway, a 468-acre development that will help with growth on Redstone Arsenal and from new contractors coming because of BRAC 2005. The office park will be located just outside of gate 9 at Redstone Arsenal, and will ultimately contain hotels, restaurants and 4.4 million square feet of office space.

The foregoing and other pertinent data are available on the Huntsville/Madison County Chamber of Commerce’s and the FDIC’s websites.

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

The Montgomery MSA comprises 367,475 residents, and is the fourth most populous MSA in Alabama. Over the past 15 years 16,500 jobs have been created in the metro area, an increase of 11%. The area’s wealth has more than doubled since 1990, with a total personal income of $13.2 billion for the Montgomery MSA in 2008. The average median family income grew 25% from 1990 to 2008, from $45,182 to $56,400. The area’s per capita income grew from $18,500 in 1990 to $35,973 in 2009, an increase of 94%.

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

Dothan, Dothan, in Houston County, is located in the southeastern corner of Alabama and is conveniently placed near the Florida panhandle and Georgia state line. We believe that this market continues to have great potential due to its central hub, its accessibility to large distribution centers, its home to several major corporations, and its current low level of personalized banking services. According to the FDIC, Dothan’s deposit base has grown 28% during the past five years. Furthermore, Dothan’s two largest deposit holders are Regions Bank and Wells Fargo Bank (formerly SouthTrust Bank and more recently Wachovia Bank), each of which has undergone substantial changes in recent years. These changes continue to provide an opportunity for service oriented banks such as ServisFirst. We believe the citizens of Dothan demand the personal service provided by the Bank, making it a more viable option for the current residents than local branches of larger regional competitors. The Bank’s two offices are strategically located in the southeastern and western areas of Dothan, which are growing areas of business activity and development.

In 2009, the Dothan, Alabama MSA had a population of 142,000 people, a 9.8% increase from 2000. Houston County had a population of 99,000, an 11.5% increase from 2000, while the city of Dothan has experienced a 16.8% increase in population since 2000.

We believe Dothan to be a growing market with increased banking needs considering the wide array of industries being serviced. The Dothan area, while being known as the peanut capital, is also home to facilities of several major corporations, including Michelin, Pemco World Aviation, International Paper, Globe Motors, AAA Cooper-Headquarters, and many more. Also, the strong presence of trucking and its strategic positioning in the Southeast market attracts distribution-related projects to the Dothan MSA. For example, the development of the Houston County Distribution Park has allowed companies to take advantage of the 352-acre tract to serve consumers in the Southeast region of the United States. Being only minutes from the Florida state line, the large lots can serve distribution-related projects up to 1.2 million square feet in size.

Dothan is a hub of healthcare for southeast Alabama, southwest Georgia and northwest Florida areas, with two regional hospitals, Southeast Alabama Medical Center employing over 2,000 medical professionals and support staff, and Flowers Hospital employing 1,400 medical professionals and support staff. In January 2012, construction began on the Alabama College of Osteopathic Medicine, a four-year medical college partnering with and located near; the Southeast Alabama Medical Center. The initial construction budget is $60 million, employment will be 80-100 and the first class will begin in the fall of 2013.

The area also has a strong history in the expansion of aviation jobs in Alabama through Enterprise-Ozark Community College (avionics and aviation mechanic training) and Fort Rucker, the Army Aviation Center of the United States. The highly specialized Dothan Airport Industrial Park offers the land and infrastructure to house aviation related projects with runway access to facilities.

Lastly, the agriculture and agribusiness industries are thriving, and the area is home to many of the successful farmers and related businesses. In addition, the agricultural communities in northwest Florida and southwest Georgia are nearby and, in many cases, use Dothan as their hub.

The existence of these industries and the continuing growth in the area allows an opportunity for the Bank to increase its presence and penetration in this market.

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

The Pensacola and Northwest Florida economies are driven by tourism, military, health services, and medical technologies industries.  Five major military bases are located in northwest Florida:  Eglin Air Force Base, Hurlburt Field, Pensacola Whiting Field, Pensacola Naval Air Station and Corry Station.  Pensacola, the cradle of naval aviation, is home to the U.S. Navy’s precision flight team, the Blue Angels, and has trained naval aviators for decades.  Defense spending by these bases totals nearly $5 billion annually.  Other major employers in the area include Sacred Heart Health System, Baptist Healthcare, West Florida Regional Hospital, Gulf Power Company (Southern Company), the University of West Florida, International Paper, Ascend Performance Materials (Solutia), GE Wind Energy, Armstrong World Industries, and Wayne Dalton Corporation.  The Pensacola Bay area is also home to the Andrews Institute for Orthopaedics and Sports Medicine, a world-leading surgical and research center for human performance enhancement.  A vibrant small business sector operates in all areas of the economy.

According to the FDIC, Pensacola MSA Market deposits as of June 30, 2011 totaled approximately $5.1 billion (not including credit union deposits) among 24 banks.  Currently, only large regional or national banks dominate Pensacola’s market share.  Top market share performers include Regions Bank (22.2%), Wells Fargo Bank (15.2%), Synovus Bank (11.8%), Whitney/Hancock Bank (9.3%), Bank of America (8.4%) and Suntrust Bank (6.4%).  We believe this creates the opportunity for a service-oriented community bank such as ServisFirst to not only establish itself but to flourish.

The foregoing and other pertinent data can be found on the Pensacola Chamber of Commerce’s and the FDIC’s websites.

Deposit Growth in Our Markets

The markets in which we operate have enjoyed steady expansion in their deposit base until being negatively affected by the current recession and credit crisis. We believe that each of our markets will continue to grow and believe that many local affluent professionals and small business customers will do their banking with local, autonomous institutions that offer a higher level of personalized service. According to FDIC reports, total deposits in each of our market areas have expanded from 2001 to 2011 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2011	2001	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$26.5	$14.5	6.22%
Madison County, Alabama	5.9	3.2	6.31%
Montgomery County, Alabama	5.9	2.9	7.36%
Houston County, Alabama	2.1	1.3	4.91%
Escambia County, Florida	3.8	2.6	3.87%

Competition

The Bank is subject to intense competition from various financial institutions and other financial service providers.  The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds.  In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2011, as reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$860.0	$29,285.0	6	2.94%
Huntsville MSA	2	429.5	6,638.7	7	6.47%
Montgomery MSA	2	284.9	7,214.7	9	3.95%
Dothan MSA	2	208.6	2,791.4	3	7.47%
Florida:
Pensacola-Ferry Pass-Brent MSA	1	24.9	5,076.6	20	0.49%

Together, deposits for all institutions in Jefferson, Shelby, Montgomery, Madison, and Houston Counties represented approximately 47.94% of all the deposits in the State of Alabama at June 30, 2011.

Our retail and commercial divisions operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally. Many of our competitors compete by using offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Providing convenient locations, desired financial products and services, convenient office hours, quality customer service, quick local decision making, a strong community reputation and long-term personal relationships are all important competitive factors that we emphasize.

In our primary service areas, our five largest competitors are Regions Bank, Wells Fargo Bank, Compass Bank, BB&T and RBC Bank USA (soon to be acquired by PNC Financial Services Group). These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Business Strategy

Management Philosophy

Our philosophy is to operate as an urban community bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary service areas. We believe this philosophy has attracted and will continue to attract customers and capture market share historically controlled by other financial institutions operating in our market. Our management and employees focus on recognizing customers’ needs and delivering products and services to meet those needs. We aggressively market to businesses, professionals and affluent consumers that may be underserved by the large regional banks that operate in their service areas. We believe that local ownership and control allows us to serve customers more efficiently and effectively and will aid in our growth and success.

Operating Strategy

In order for us to achieve the level of prompt, responsive service necessary to attract customers and to develop our image as an urban bank with a community focus, we have employed the following operating strategies:

•	Quality Employees. We strive to hire a highly trained and experienced staff. Employees are trained to answer questions about all of our products and services, so that the first employee the customer encounters can usually resolve most questions the customer may have.

•	Experienced Senior Management. Our senior management has extensive experience in the banking industry and substantial business and banking contacts in our markets.

•	Relationship Banking. We focus on cross-selling financial products and services to our customers. Our customer-contact employees are highly trained to recognize customer needs and to meet those needs with a sophisticated array of products and services. We view cross-selling as a means to leverage relationships and help provide useful financial services to retain customers, attract new customers and remain competitive.

•	Community-Oriented Directors. The boards of directors for the holding company and the Bank currently consist of residents of Birmingham, but we also have a non-voting advisory board of directors in each of the Huntsville, Montgomery, Dothan and Pensacola markets. These advisory directors represent a broad spectrum of business experience and community involvement in the service areas where they live. As residents of our primary service areas, they are sensitive and responsive to the needs of our customers and prospects in their respective areas. In addition, our directors and advisory directors bring substantial business and banking contacts to us.

•	Highly Visible Offices. Our local headquarters buildings are highly visible in Birmingham’s south Jefferson County, and in the metropolitan areas of Huntsville, Montgomery, Dothan and Pensacola. We believe that a highly visible headquarters building gives us a powerful presence in each local market.

•	Individual Customer Focus. We focus on providing individual service and attention to our target customers, which include privately held businesses with $2 million to $250 million in sales, professionals, and affluent consumers. As our officers and directors become familiar with our customers on an individual basis, they are able to respond to credit requests quickly.

•	Market Segmentation and Advertising. We utilize traditional advertising media, such as local periodicals and event sponsorships, to increase our public visibility. The majority of our marketing and advertising efforts, however, are focused on leveraging our management’s, directors’, advisory directors’ and stockholders’ existing relationship networks.

•	Telephone and Internet Banking Services. We offer various banking services by telephone through 24-hour voice response and through internet banking.

Growth Strategy

Because we believe that growth and expansion of our operations are significant factors in our success, we have implemented the following growth strategies:

•	Capitalize on Community Orientation. We seek to capitalize on the extensive relationships that our management, directors, advisory directors and stockholders have with businesses and professionals in our markets. We believe that these market sectors are not adequately served by the existing banks in such areas.

•	Emphasize Local Decision-Making. We emphasize local decision-making by experienced bankers. We believe this helps us attract local businesses and service-minded customers.

•	Offer Fee-Generating Products and Services. Our range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract our target customers and increase our market share. We strive to offer the businessperson, professional, entrepreneur and consumer the best loan services available while pricing these services competitively.

•	Office Location Strategy. We located our offices within each of our local markets in areas that we believe provide visibility, convenience and access to our target customers.

Lending Services

Lending Policy

Our lending policies are established to support the credit needs of our primary market areas. Consequently, we aggressively seek high-quality borrowers within a limited geographic area and in competition with other well-established financial institutions in our primary service areas that have greater resources and lending limits than we have.

Loan Approval and Review

Our loan approval policies set various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, further approval must be obtained from the Regional CEO and/or our Chief Executive Officer, Chief Risk Officer or Chief Credit Officer, based on our loan policies.

Commercial Loans

Our commercial lending activity is directed principally toward businesses and professional service firms whose demand for funds fall within our legal lending limits. We make loans to small- and medium-sized businesses in our primary service areas for the purpose of upgrading plant and equipment, buying inventory and for general working capital. Typically, targeted business borrowers have annual sales between $2 million and $250 million. This category of loans includes loans made to individual, partnership or corporate borrowers, and such loans are obtained for a variety of business purposes. We offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas. These commercial lending products include seasonal loans, bridge loans and term loans for working capital, expansion of the business, or acquisition of property, plant and equipment. We also offer commercial lines of credit. The repayment terms of our commercial loans will vary according to the needs of each customer.

Our commercial loans will usually be collateralized. Generally, collateral consists of business assets, including any or all of general intangibles, accounts receivables, inventory, equipment, or real estate. Collateral is subject to the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, we underwrite collateral to strict standards, including valuations and general acceptability based on our ability to monitor its ongoing condition and value.

We underwrite our commercial loans primarily on the basis of the borrower’s cash flow, ability to service debt, and degree of management expertise. As a general practice, we take as collateral a security interest in any available real estate, equipment or personal property. Under limited circumstances, we may make commercial loans on an unsecured basis. This type loan may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates such as have occurred in the recent economic recession and credit market crisis. Perceived risks may differ depending on the particular industry in which a borrower operates in. General risks to an industry, such as the recent economic recession and credit market crisis, or to a particular segment of an industry are monitored by senior management on an ongoing basis. When warranted, loans to individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed by the credit review committee or board of directors. Commercial and industrial borrowers are required to submit financial statements to us on a regular basis. We analyze these statements, looking for weaknesses and trends, and will assign the loan a risk grade accordingly. Based on this risk grade, the loan may receive an increased degree of scrutiny by management, up to and including additional loss reserves being required.

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

Commercial real estate lending presents risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. To mitigate these risks, we closely monitor our borrower concentration. These loans generally have shorter maturities than other loans, giving us an opportunity to reprice, restructure or decline renewal. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A higher risk grade will bring increased scrutiny by our management, the credit review committee and the board of directors.

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

Starting in 2008, there have been numerous construction loan defaults among many commercial bank loan portfolios, including a number of Alabama-based banks. To mitigate the risk of such defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. While total construction loans decreased $20.8 million in 2011, we maintain our allocation of loan loss reserve for construction loans at approximately $6.5 million, compared to $6.4 million at the end of 2010. Charge-offs for construction loans decreased from $3.5 million for 2010 to $2.6 million for 2011.

Residential Real Estate Loans. Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate fixed rate mortgages with long-term maturity and balloon payments generally not exceeding five years. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. Risks associated with these loans are generally less significant than those of other loans and involve fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems. Real estate has recently experienced a period of declining prices which negatively affects real estate collateralized loans, but this negative effect has to date been more prevalent in regions of the United States other than our primary service areas; however, homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any Alt-A or subprime loans.

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

Our consumer loans include home equity loans (open- and closed-end); vehicle financing; loans secured by deposits; and secured and unsecured personal loans. These various types of consumer loans all carry varying degrees of risk.

Commitments and Contingencies

As of December 31, 2011, we had commitments to extend credit beyond current fundings of approximately $698.9 million, had issued standby letters of credit in the amount of approximately $42.9 million, and had commitments for credit card arrangements of approximately $19.7 million.

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

Our net loan losses to average total loans decreased to 0.32% for the year ended December 31, 2011 from 0.55% for the year ended December 31, 2010, which was down from 0.60% for the year ended December 31, 2009. Historical performance, however, is not an indicator of future performance, and our future results could differ materially, particularly in the current real estate environment and economic recession. As of December 31, 2011, we had $13.8 million of non-accrual loans, of which 89% are secured real estate loans. We have allocated approximately $6.5 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans and $6.6 million to commercial and industrial loans, and have a total loan loss reserve as of December 31, 2011 allocable to specific loan types of $17.0 million. We also currently maintain a general reserve, which is not tied to any particular type of loan, in the amount of approximately $5.0 million as of December 31, 2011, resulting in a total loan loss reserve of $22.0 million. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable, including after considering the effect of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 50% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2011.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts. We currently have no brokered deposits. To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. The Bank is a member of the FDIC, and thus our deposits are FDIC-insured. The Dodd-Frank Wall Street Reform and Consumer Protection Act extended the FDIC’s full guarantee of noninterest-bearing transaction accounts through the end of 2012. This guarantee does not include any interest-bearing accounts.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone banking, direct deposit, Internet banking, traveler’s checks, safe deposit boxes, attorney trust accounts and automatic account transfers. We also participate in a shared network of automated teller machines and a debit card system that our customers are able to use throughout Alabama and in other states and, in certain accounts subject to certain conditions, we rebate to the customer the ATM fees automatically after each business day. Additionally, we offer Visa® credit cards.

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

Employees

We had 210 full-time equivalent employees as of December 31, 2011. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Branching

Under current Alabama law, the Bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Alabama. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Wall Street Reform and Consumer Protection Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states. We opened our Pensacola, Florida branch using this mechanism.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2011, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. In February 2011 the FDIC adopted its final rule relating to the deposit insurance assessment base, assessment rate adjustments, deposit insurance assessment rates, and dividends. Many of the changes to the rules were made as a result of provisions contained in the Dodd-Frank Act and went into effect April 1, 2011. Under the new rules, the base for deposit insurance assessment purposes is defined as average consolidated assets during the assessment period less average tangible equity capital during the assessment period. Insured depository institutions are potentially allowed a reduction in their assessment rates for unsecured debt. The unsecured debt adjustment is capped at the lesser of 5 basis points or 50% of its initial base assessment rate. Currently, annual deposit insurance assessments range from $.03 to $.45 per $100 of assessable base, depending on which risk group an insured depository institution falls into. This assessment rate is adjusted quarterly, and our rate has been set at $.0163, or $.0652 annually, per $100 of assessment base for the fourth quarter of 2011.

The FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the thrift industry. For the fourth quarter of 2011, the FICO assessment is equal to $.0017 cents per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2011, our consolidated ratio of total capital to risk-weighted assets was 12.79%, and our ratio of Tier 1 Capital to risk-weighted assets was 11.39%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, our leverage ratio was 9.17%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

As of December 31, 2011, the Bank’s most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that the Bank is well-capitalized under the prompt corrective action provisions as of December 31, 2011.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$246,334	12.79%	$154,094	8.00%	N/A	N/A
ServisFirst Bank	243,279	12.63%	154,070	8.00%	$192,588	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	219,350	11.39%	77,047	4.00%	N/A	N/A
ServisFirst Bank	216,295	11.23%	77,035	4.00%	115,553	6.00%
Tier I Capital to Average Assets:
Consolidated	219,350	9.17%	95,642	4.00%	N/A	N/A
ServisFirst Bank	216,295	9.06%	95,481	4.00%	119,352	5.00%

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

The Alabama Banking Department also regulates the Bank’s dividend payments and must approve any dividends that would exceed 50% of the Bank’s net income for the prior year. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. As of December 31, 2011, the Bank’s surplus was equal to 57.0% of the Bank’s capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, the Bank would be limited to paying $61.0 million in dividends as of December 31, 2011. In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	requirements for mortgage lenders to disclose credit scores to consumers.

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

Recent Federal Legislation relating to Financial Institutions

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. As rules and regulations implementing the Dodd-Frank Act are adopted, this new law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

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

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Savings institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Dodd-Frank Act, and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material adverse effect on our business, financial condition, and results of operations.

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings. You may also obtain a copy of any such report free of charge from us by requesting such copy in writing to 850 Shades Creek Parkway, Suite 200, Birmingham, Alabama 35209, Attention: Chief Financial Officer. This annual report and accompanying exhibits and all other reports and filings that we file with the SEC will be available for the public to view and copy (at prescribed rates) at the SEC’s Public Reference Room at 100 F Street, Washington, D.C. 20549. You may also obtain copies of such information at the prescribed rates from the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains such reports, proxy and information statements, and other information as we file electronically with the SEC by clicking on http://www.sec.gov.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. As rules and regulations implementing the Dodd-Frank Act are adopted, this new law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts and certain attorney’s trust accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Savings institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Additional regulatory requirements especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Dodd-Frank Act, and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material and adverse effect on our business, financial condition, and results of operations.

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

The volatility in the capital and credit markets, along with the housing declines over the past four years, has resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy. The current recession has had major adverse effects on the banking and financial industry, many of which have lost well over 50% of their market capitalization during the past three years due to material and substantial losses in their loan portfolios and substantial write downs of their asset values. As described above, recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on banks and bank holding companies like us.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the related rules and regulations promulgated by the Securities and Exchange Commission. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a public company. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we will be subject to as a public company and may increase further as we grow in size.

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

The severity of the decline in the U.S. economy has adversely affected the performance and market value of many of our loans. Several years of decline and stagnation in the residential housing market have directly affected our construction and land development loans, while unemployment and general economic weakness have adversely affected parts of our commercial and industrial loan portfolio. Our construction and land development loan portfolio was $151.2 million at December 31, 2011, comprising 8.3% of our total loans. Our commercial and industrial loans were $799.5 million at December 31, 2011, comprising 43.7% of our total loans. Construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown like the one we are currently experiencing, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could negatively affect the borrowers’ ability to repay on a timely basis. We, as well as our competitors, have experienced a significant increase in impaired and non-accrual construction and land development loans and commercial and industrial loans. We believe we have established adequate reserves with respect to such loans, although there can be no assurance that our actual loan losses will not be greater or less than we have anticipated in establishing such reserves. At December 31, 2011, we had an allowance for loan losses of $22.0 million, of which $6.5 million, or 29.5%, was allocated to real estate construction loans, and $6.6 million, or 30.0%, was allocated to commercial and industrial loans.

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

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of the ongoing economic decline, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2011 was $22.0 million, or 1.20% of total gross loans as of year-end.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of an aggregate of 400,000 shares of our common stock at $25 per share, or $10,000,000, in a private placement completed in part on December 31, 2008 and in part on March 13, 2009;
•	the sale of $5,000,000 aggregate principal amount of the Bank’s 8.25% Subordinated Notes due June 1, 2016 in a private placement to an institutional investor in June 2009; and
•	the sale of $15,000,000 in 6.0% Mandatory Convertible Trust Preferred Securities by our second statutory trust, ServisFirst Capital Trust II, on March 15, 2010; and
•	the sale of an aggregate of 340,000 shares of our common stock at $30 per share, or $10,200,000, in a private placement completed on June 30, 2011.

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

Unpredictable economic conditions or a natural disaster in the State of Alabama or the panhandle of the State of Florida, particularly the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs or the Pensacola-Ferry Pass-Brent, Florida MSA, may have a material adverse effect on our financial performance.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our primary service areas within the state of Alabama and the panhandle of the state of Florida. Therefore, our success will depend on the general economic conditions in Alabama and Florida, and more particularly in Jefferson, Shelby, Madison, Houston and Montgomery Counties in Alabama and Escambia and Santa Rosa Counties in Florida, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in Alabama or Florida, particularly in such markets, than those of larger, more geographically diverse competitors. For example, a downturn in the economy of any of our MSAs could make it more difficult for our borrowers in those markets to repay their loans and may lead to loan losses that we cannot offset through operations in other markets until we can expand our markets further. Our entry into the Pensacola market increased our exposure to potential losses associated with hurricanes and similar natural disasters that are more common on the Gulf Coast than in our historical markets.

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

We have opened new offices and operations in two primary markets (Dothan, Alabama and Pensacola, Florida) in the past four years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could have a material adverse effect on our operating results and financial condition and our ability to expand into new markets.

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

Our directors and executive officers, as a group, beneficially owned approximately 16.21% of our outstanding common stock as of December 31, 2011. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

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

Under Alabama law, a state bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. As of December 31, 2011, the Bank’s surplus was equal to 57.0% of the Bank’s capital. The Bank is also required by Alabama law to obtain the prior approval of the Alabama Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

Our Certificate of Incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock without any further action on the part of our shareholders. In 2011, we issued 40,000 shares of Senior Non-cumulative Perpetual Preferred Stock with certain rights and preferences set forth in the Certificate of Designation for such preferred stock. Our board of directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of the shareholders may impede a takeover of us and prevent a transaction favorable to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We operate through ten banking offices. Our Shades Creek Parkway office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our banking offices, all of which are leased.

State
			Owned
MSA		Zip	or	Date
Office Address	City	Code	Leased	Opened
Alabama:
Birmingham-Hoover MSA:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	03/02/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	08/15/2006
Total:		3 Offices

Huntsville MSA:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	08/21/2006
Total:		2 Offices

Montgomery MSA:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	06/04/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	09/26/2007
Total:		2 Offices

Dothan MSA:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle	Dothan	36301	Leased	2/1/2011
Total:		2 Offices

Total Offices in Alabama:		9 Offices

Florida:
Pensacola-Ferry Pass-Brent MSA:
316 South Balen Street	Pensacola	32502	Leased	04/01/2011
Total:		1 Office

(1)	Office relocated to this address in 2009. Original office opened on date indicated.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock, and we have no current plans to list our common stock on any public market. Consequently, there have only been a very few secondary trades in our common stock. The most recent sale of our common stock was at $30 per share on February 7, 2012. As of December 31, 2011, we had approximately 1,217 stockholders of record holding 5,932,182 outstanding shares of our common stock, and we had 792,300 shares of our common stock currently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan, 226,500 shares of our common stock currently subject to outstanding options to purchase such shares under the 2009 Stock Incentive Plan, 22,000 shares issued with restrictions under our 2009 Stock Incentive Plan, 55,000 shares of common stock subject to other outstanding options, 40,000 shares of common stock currently subject to outstanding warrants to purchase such shares, 75,000 shares of common stock reserved for issuance upon conversion of outstanding mandatory convertible trust preferred securities and 15,000 shares of common stock currently reserved for issuance upon conversion of an outstanding convertible subordinated note.

Dividends

We have never declared or paid dividends on our common stock, and we do not expect to pay dividends to common stockholders in the near future. We anticipate that our earnings, if any, will be held for purposes of enhancing our capital. Our payment of cash dividends to common stockholders is subject to the discretion of our Board of Directors and the Bank’s ability to pay dividends.  The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that the Bank pays to us as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a more complete discussion on the restrictions on dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1. We do pay quarterly dividends on our 40,000 shares of outstanding Non-cumulative Perpetual Preferred Stock pursuant to it Certificate of Designation.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2011 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2011.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Stock Incentive Plan and other options or warrants issued outside of such plans.

Plan Category	Number of securities issued/to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation awards plans approved by security holders	1,048,800	18.59	401,200
Equity compensation awards plans not approved by security holders	55,000	17.27	-
Total	1,103,800	18.52	401,200

We grant stock options as incentive to employees, officers, directors and consultants to attract or retain these individuals, to maintain and enhance our long-term performance and profitability, and to allow these individuals to acquire an ownership interest in our company. Our compensation committee administers this program, making all decisions regarding grants and amendments to these awards. An incentive stock option may not be exercised later than 90 days after an option holder terminates his or her employment with us unless such termination is a consequence of such option holder’s death or disability, in which case the option period may be extended for up to one year after termination of employment. All of our issued options will vest immediately upon a transaction in which we merge or consolidate with or into any other corporation (unless we are the surviving corporation), or sell or otherwise transfer our property, assets or business substantially in its entirety to a successor corporation. At that time, upon the exercise of an option, the option holder will receive the number of shares of stock or other securities or property, including cash, to which the holder of a like number of shares of common stock would have been entitled upon the merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto. All of our issued options have a term of 10 years. This means the options must be exercised within 10 years from the date of the grant. At December 31, 2011, we had issued and outstanding options to purchase 1,048,800 shares of our common stock.

Upon the formation of the Bank in May 2005, we issued to each of our directors warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchase price of $10.00 per share, expiring in ten years. These warrants became fully vested in May 2008.

On September 2, 2008, we granted warrants to purchase up to 75,000 shares of our common stock for a purchase price of $25.00 per share in relation to the issuance of our Subordinated Deferrable Interest Debentures.

On June 23, 2009, we granted warrants to purchase up to 15,000 shares of our common stock for a purchase price of $25.00 per share in relation to the issuance of our Subordinated Note due June 1, 2016 as more fully described in Note 11 to the Consolidated Financial Statements.

On September 21, 2006, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 30,000 shares of our common stock for a purchase price of $15.00 per share. On November 2, 2007, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 25,000 shares of our common stock for a purchase price of $20.00 per share. These stock options are non-qualified and are not part of either of our stock incentive plans. They vest 100% in a lump sum five years after their date of grant and expire 10 years after their date of grant.

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

On November 28, 2011, we granted 10,000 non-qualified stock options to each Company director, or a total of 60,000 options, to purchase shares at a price of $30. The options vest 100% at the end of five years.

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

The following graph compares the change in cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Banks Index and the S&P Stock Index from December 31, 2006 through December 31, 2011. This comparison assumes $100 invested on December 31, 2006 in (a) our common stock, (b) the NASDAQ Banks Index, and (c) the NASDAQ Composite Stock Index. Our common stock is not traded on any exchange or national market system, and prices for our stock are determined based on actual prices at which our stock has been sold in arm’s-length private placements completed prior to each point in time represented in the graph. Such prices are not necessarily indicative of the prices that would result from transactions conducted on an exchange.

	Date
Index:	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
ServisFirst Bancshares, Inc.	100.00	133.00	167.00	167.00	167.00	200.00
NASDAQ Composite	100.00	109.81	65.29	93.95	109.84	107.86
NASDAQ Bank	100.00	77.93	59.29	48.32	54.06	47.34

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2011, 2010, 2009, 2008, and 2007 and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,

	2011	2010	2009	2008	2007
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total assets	$2,460,785	$1,935,166	$1,573,497	$1,162,272	$838,250
Total loans	1,830,742	1,394,818	1,207,084	968,233	675,281
Loans, net	1,808,712	1,376,741	1,192,173	957,631	667,549
Securities available for sale	293,809	276,959	255,453	102,339	87,233
Securities held to maturity	15,209	5,234	645	-	-
Cash and due from banks	43,018	27,454	26,982	22,844	15,756
Interest-bearing balances with banks	99,350	204,278	48,544	30,774	34,068
Fed funds sold	100,565	346	680	19,300	16,598
Mortgage loans held for sale	17,859	7,875	6,202	3,320	2,463
Restricted equity securities	3,501	3,510	3,241	2,659	1,202
Bank owned life insurance contracts	40,390	-	-	-	-
Premises and equipment, net	4,591	4,450	5,088	3,884	4,176
Deposits	2,143,887	1,758,716	1,432,355	1,037,319	762,683
Other borrowings	84,219	24,937	24,922	20,000	73
Trust preferred securities	30,514	30,420	15,228	15,087	-
Other liabilities	5,873	3,993	3,370	3,082	2,465
Stockholders' equity	196,292	117,100	97,622	86,784	72,247
Selected income Statement Data:
Interest Income	$91,411	$78,146	$62,197	$55,450	$51,417
Interest expense	16,080	15,260	18,337	20,474	25,872
Net interest income	75,331	62,886	43,860	34,976	25,545
Provision for loan losses	8,972	10,350	10,685	6,274	3,541
Net interest income after provision
for loan losses	66,359	52,536	33,175	28,702	22,004
Noninterest income	6,926	5,169	4,413	2,704	1,441
Noninterest expense	37,458	30,969	28,930	20,576	14,796
Income before income taxes	35,827	26,736	8,658	10,830	8,649
Income taxes expenses	12,389	9,358	2,780	3,825	3,152
Net income	23,438	17,378	5,878	7,005	5,497
Per common Share Data:
Net Income, basic	$4.03	$3.15	$1.07	$1.37	$1.19
Net income, diluted	3.53	2.84	1.02	1.31	1.16
Book value	26.35	21.19	17.71	16.15	14.13
Weighted average shares outstanding:
Basic	5,759,524	5,519,151	5,485,972	5,114,194	4,631,047
Diluted	6,749,163	6,294,604	5,787,643	5,338,883	4,721,864
Actual shares outstanding	5,932,182	5,527,482	5,513,482	5,374,022	5,113,482

	As of and for the years ended December 31,

	2011	2010	2009	2008	2007
Selected Performance Ratios:
Return on average assets	1.08%	1.04%	0.43%	0.71%	0.78%
Return on average stockholders' equity	14.73%	15.86%	6.33%	9.28%	9.40%
Net interest margin (1)	3.79%	3.94%	3.31%	3.70%	3.78%
Efficiency ratio (2)	45.54%	45.51%	59.57%	54.61%	54.83%
Asset quality Ratios:
Net charge-offs to average loans outstanding	0.32%	0.55%	0.60%	0.41%	0.23%
Non-performing loans to totals loans	0.75%	1.03%	1.01%	1.02%	0.66%
Non-performing assets to total assets	1.06%	1.10%	1.57%	1.74%	0.73%
Allowance for loan losses to total gross loans	1.20%	1.30%	1.24%	1.09%	1.15%
Allowance for loan losses to total non-performing loans	159.96%	126.00%	122.34%	108.17%	173.94%
Liquidity Ratios:
Net loans to total deposits	84.37%	78.28%	83.23%	92.32%	87.53%
Net average loans to average earning assets	76.71%	78.04%	80.06%	85.84%	77.19%
Noninterest-bearing deposits to
total deposits	16.96%	14.24%	14.75%	11.71%	11.15%
Capital Adequacy Ratios:
Stockholders' equity to total assets	7.97%	6.05%	6.20%	7.47%	8.62%
Total risked-based capital (3)	12.79%	11.82%	10.48%	11.25%	11.22%
Tier I capital (4)	11.39%	10.22%	8.89%	10.18%	10.12%
Leverage ratio (5)	9.17%	7.77%	6.97%	9.01%	8.40%
Growth Ratios:
Percentage change in net income	34.87%	195.64%	-16.10%	27.43%	35.00%
Percentage change in diluted net income per share	24.30%	178.43%	-22.50%	12.93%	13.21%
Percentage change in assets	27.16%	22.99%	35.38%	38.65%	58.59%
Percentage change in net loans	31.38%	15.46%	24.49%	45.45%	53.43%
Percentage change in deposits	21.90%	22.78%	38.08%	36.00%	61.13%
Percentage change in equity	67.63%	19.95%	12.49%	20.12%	38.18%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) Total stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets plus allowance for loan losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets. The FDIC-required minimum to be well capitalized is 10%.

(4)Total stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets divided by total risk-weighted. The FDIC-required minimum to be well-capitalized is 6%.

(5) Total stockholders' equity excluding unrealized losses on securities available for sale, net of taxes, and intangible assets divided by average assets less intangible assets. The FDIC-required minimum to be well-capitalized is 5%; however, the Alabama Banking Department has required that the Bank maintain a Tier 1 capital leverage ratio of 8%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made in the context of our relatively short history. This discussion should be read in conjunction with the financial statements and selected financial data included elsewhere in this document.

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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate ten full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties in Alabama, and in Escambia County in Florida. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, and Dothan, Alabama MSAs, and in the Pensacola-Ferry Pass-Brent, Florida MSA. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Other Real Estate Owned

Other real estate owned, consisting of assets that have been acquired through foreclosure, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for loan losses. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as OREO expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Results of Operations

Net Income

Net income for the year ended December 31, 2011 was $23.4 million, compared to net income of $17.4 million for the year ended December 31, 2010. This increase in net income is primarily attributable to a significant increase in net interest income, which increased $12.4 million, or 19.8%, to $75.3 million in 2011 from $62.9 million in 2010. Noninterest income increased $1.8 million, or 34.0%, to $6.9 million in 2011 from $5.2 million in 2010. Noninterest expense increased by $6.5 million, or 21.0%, to $37.5 million in 2011 from $31.0 million in 2010. Basic and diluted net income per common share were $4.03 and $3.53, respectively, for the year ended December 31, 2011, compared to $3.15 and $2.84, respectively, for the year ended December 31, 2010. Return on average assets was 1.08% in 2011, compared to 1.04% in 2010, and return on average stockholders’ equity was 14.73% in 2011, compared to 15.86% in 2010.

Net income for the year ended December 31, 2010 was $17.4 million, compared to net income of $5.9 million for the year ended December 31, 2009. This increase in net income is primarily attributable to a significant increase in net interest income, which increased $19.0 million, or 43.4%, to $62.9 million in 2010 from $43.9 million in 2009. Noninterest income increased $756,000, or 17.1%, to $5.2 million in 2010 from $4.4 million in 2009. Noninterest expense increased by $2.0 million, or 7.1%, to $31.0 million in 2010 from $28.9 million in 2009. Basic and diluted net income per common share were $3.15 and $2.84, respectively, for the year ended December 31, 2010, compared to $1.07 and $1.02, respectively, for the year ended December 31, 2009. Return on average assets was 1.04% in 2010, compared to 0.43% in 2009, and return on average stockholders’ equity was 15.86% in 2010, compared to 6.33% in 2009.

	Year Ended December 31,
	2011	2010	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$91,411	$78,146	16.97%
Interest expense	16,080	15,260	5.37%
Net interest income	75,331	62,886	19.79%
Provision for loan losses	8,972	10,350	-13.31%
Net interest income after
provision for loan losses	66,359	52,536	26.31%
Noninterest income	6,926	5,169	33.99%
Noninterest expense	37,458	30,969	20.95%
Net income before taxes	35,827	26,736	34.00%
Taxes	12,389	9,358	32.39%
Net income	23,438	17,378	34.87%
Dividends on preferred stock	200	-	NM
Net income available to
common stockholders	$23,238	$17,378	33.72%

	Year Ended December 31,
	2010	2009	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$78,146	$62,197	25.64%
Interest expense	15,260	18,337	-16.78%
Net interest income	62,886	43,860	43.38%
Provision for loan losses	10,350	10,685	-3.14%
Net interest income after provision for loan losses	52,536	33,175	58.36%
Noninterest income	5,169	4,413	17.13%
Noninterest expense	30,969	28,930	7.05%
Net income before taxes	26,736	8,658	208.80%
Taxes	9,358	2,780	236.62%
Net income	17,378	5,878	195.64%
Dividends on preferred stock	-	-	NM
Net income available to common stockholders	$17,378	$5,878	195.64%

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

Beginning in mid-2004, the Federal Reserve Open Market Committee, or FOMC, increased interest rates 400 basis points through mid-2006, where interest rates remained constant until September 2007. In September 2007, the FOMC started lowering interest rates in an effort to stabilize a declining real estate market and to ease recessionary pressures. Over the next five quarters, the FOMC would drop rates a total of 500 basis points. Rates have remained extremely low since bottoming out in December 2008. During this time of falling market interest rates, our management maintained a moderately liability-sensitive balance sheet position, meaning that more liabilities are scheduled to reprice within the next year than assets, thereby taking advantage of the decreasing rates.

Net interest income increased $12.4 million, or 19.8%, to $75.3 million for the year ended December 31, 2011 from $62.9 million for the year ended December 31, 2010. This was due to an increase in total interest income of $13.3 million, or 17.0%, and an increase in total interest expense of $820,000, or 5.4%. The increase in total interest income was primarily attributable to a 22.6% increase in average loans outstanding from 2010 to 2011, which was the result of growth in all of our markets, including in Pensacola, Florida, our newest market.

Net interest income increased $19.0 million, or 43.4%, to $62.9 million for the year ended December 31, 2010 from $43.9 million for the year ended December 31, 2009. This was due to an increase in total interest income of $15.9 million, or 25.6%, and a decrease in total interest expense of $3.1 million, or 16.8%. The increase in total interest income was primarily attributable to a 17.9% increase in average loans outstanding from 2009 to 2010, which was the result of growth in all four of our Alabama markets, but primarily market share expansion in our younger markets of Montgomery and Dothan.

Investments

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities.

The investment portfolio at December 31, 2011 was $309.0 million, compared to $282.2 million at December 31, 2010. The interest earned on investments decreased slightly, from $8.8 million in 2010 to $8.7 million in 2011. The lower income was a result of lower yields on new securities purchased during 2011. The average taxable-equivalent yield on the investment portfolio decreased from 4.08% in 2010 to 3.70% in 2011, or 38 basis points.

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

The following table shows, for the twelve months ended December 31, 2011, 2010 and 2009, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(Dollats in Thousands)

	2011			2010			2009
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,573,500	$82,083	5.22%	$1,283,204	$68,889	5.37%	$1,088,437	$55,625	5.11%
Mortgage loans held for sale	7,556	211	2.79	6,275	226	3.60	6,195	265	4.28
Securities:
Taxable	188,315	5,721	3.04	180,045	6,482	3.60	92,903	4,517	4.86
Tax-exempt(2)	82,239	4,275	5.20	59,812	3,314	5.72	38,834	2,151	5.54
Total securities (3)	270,554	10,006	3.70	239,857	9,796	4.08	131,737	6,668	5.06
Federal funds sold	85,825	176	0.21	47,581	104	0.22	88,651	257	0.29
Restricted equity securities	4,259	74	1.50	3,448	56	1.62	3,101	10	0.32
Interest-bearing balances with banks	83,152	203	0.24	42,675	115	0.27	24,987	24	0.10
Total interest-earning assets	2,024,846	92,743	4.58%	1,623,040	79,186	4.88%	1,343,108	62,849	4.68%
Non-interest-earning assets:
Cash and due from banks	28,304			24,837			18,337
Net premises and equipment	4,813			4,914			4,503
Allowance for loan losses, accrued interest and other assets	29,094			23,087			10,534
Total assets	2,087,057			1,675,878			1,376,482

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$303,165	$1,134	0.37%	$264,591	$1,253	0.47%	$178,232	$1,599	0.90%
Savings	10,088	47	0.47	2,978	15	0.50	972	5	0.51
Money market	902,290	6,675	0.74	775,544	5,994	0.77	704,112	8,859	1.26
Time deposits	330,221	5,192	1.57	255,326	4,679	1.83	218,087	5,624	2.58
Federal funds purchased	19,335	49	0.25	4,901	31	0.63	-	-	-
Other borrowings	41,866	2,983	7.13	52,186	3,288	6.30	37,705	2,250	5.97
Total interest-bearing
liabilities	1,606,965	16,080	1.00%	1,355,526	15,260	1.13%	1,139,108	18,337	1.61%
Non-interest-bearing liabilities:
Non-interest-bearing checking	315,781			207,399			140,660
Other liabilites	6,580			3,412			3,785
Stockholders' equity	157,731			109,541			92,929
Total liabilities and
stockholders' equity	2,087,057			1,675,878			1,376,482
Net interest spread			3.58%			3.75%			3.07%
Net interest margin			3.79%			3.94%			3.31%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $538,000 , $750,000 and $730,000 are included in interest income in 2011, 2010 and 2009, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35% in 2011,35% in 2010, and 34% in 2009.
(3)	Unrealized gains of $7,624,000, $6,717,000 and $1,197,000 are excluded from the yield calculation in 2011, 2010 and 2009, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2010 Compared to 2009 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	15,193	(1,999)	13,194	10,346	2,918	13,264
Mortgages held for sale	41	(56)	(15)	4	(43)	(39)
Securities:
Taxable	287	(1,048)	(761)	3,374	(1,409)	1,965
Tax-exempt	1,177	(216)	961	1,162	1	1,163
Federal funds sold	78	(6)	72	(100)	(53)	(153)
Restricted equity securities	14	4	18	1	45	46
Interest-bearing balances with banks	100	(12)	88	26	65	91
Total interest-earning assets	16,890	(3,333)	13,557	14,813	1,524	16,337

Interest-bearing liabilities:
Checking	166	(285)	(119)	590	(936)	(346)
Savings	33	(1)	32	10	-	10
Money market	947	(266)	681	827	(3,692)	(2,865)
Time deposits	1,242	(729)	513	857	(1,802)	(945)
Federal funds purchased	47	(29)	18	31	-	31
Other borrowed funds	(701)	396	(305)	906	132	1,038
Total interest-bearing liabilities	1,734	(914)	820	3,221	(6,298)	(3,077)
Increase in net interest income	15,156	(2,419)	12,737	11,592	7,822	19,414

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. We have been disciplined in raising interest rates on deposits only as the market demanded and thereby managing our cost of funds. Also, we have not competed for new loans on interest rate alone, but rather we have relied significantly on effective marketing to business customers.

Our net interest spread and net interest margin were 3.58% and 3.79%, respectively, for the year ended December 31, 2011, compared to 3.75% and 3.94%, respectively, for the year ended December 31, 2010. Our average interest-earning assets for the year ended December 31, 2011 increased $401.8 million, or 24.8%, to $2.025 billion from $1.623 billion for the year ended December 31, 2010. This increase in our average interest-earning assets was due to continued core growth in all of our markets, increased loan production and increases in investment securities, federal funds sold and interest-bearing balances with other banks. Our average interest-bearing liabilities increased $251.4 million, or 18.5%, to $1.607 billion for the year ended December 31, 2011 from $1.356 billion for the year ended December 31, 2010. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. We paid off two advances from the Federal Home Loan Bank totaling $20.0 million during the first half of 2011. The average rate paid on these advances was 3.13%. The ratio of our average interest-earning assets to average interest-bearing liabilities was 126.0% and 119.7% for the years ended December 31, 2011 and 2010, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.58% for the year ended December 31, 2011, compared to 4.88% for the year ended December 31, 2010. The average rate paid on interest-bearing liabilities was 1.00% for the year ended December 31, 2011, compared to 1.13% for the year ended December 31, 2010.

Our net interest spread and net interest margin were 3.75% and 3.94%, respectively, for the year ended December 31, 2010, compared to 3.07% and 3.31%, respectively, for the year ended December 31, 2009. Our average interest-earning assets for the year ended December 31, 2010 increased $279.9 million, or 20.8%, to $1.623 billion from $1.343 billion for the year ended December 31, 2009. This increase in our average interest-earning assets was due to continued core growth in all of our markets, increased loan production and increased investment securities. Our average interest-bearing liabilities increased $217.0 million, or 19.0%, to $1.356 billion for the year ended December 31, 2010 from $1.139 billion for the year ended December 31, 2009. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. The ratio of our average interest-earning assets to average interest-bearing liabilities was 119.7% and 117.9% for the years ended December 31, 2010 and 2009, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.88% for the year ended December 31, 2010, compared to 4.68% for the year ended December 31, 2009. The average rate paid on interest-bearing liabilities was 1.13% for the year ended December 31, 2010, compared to 1.61% for the year ended December 31, 2009.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2011, total loans rated Special Mention, Substandard, and Doubtful were $88.9 million, or 5.2% of total loans, compared to $98.3 million, or 7.1% of total loans, at December 31, 2010. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $9.0 million for the year ended December 31, 2011, a decrease of $1.4 million from $10.4 million in 2010. Also, nonperforming loans decreased to $13.8 million, or 0.75%, of total loans at December 31, 2011 from $14.3 million, or 1.03%, of total loans at December 31, 2010. During 2011, we had net charged-off loans totaling $5.0 million, compared to net charged-off loans of $7.0 million for 2010. The ratio of net charged-off loans to average loans was 0.32% for 2011 compared to 0.55% for 2010. The allowance for loan losses totaled $22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011, compared to $18.1 million, or 1.30% of loans, net of unearned income, at December 31, 2010.

The provision expense for loan losses was $10.4 million for the year ended December 31, 2010, a decrease of $300,000 from $10.7 million in 2009. Also, nonperforming loans increased to $14.3 million, or 1.03% of total loans at December 31, 2010, from $12.2 million, or 1.01% of total loans at December 31, 2009. During 2010, we had net charged-off loans totaling $7.0 million, compared to net charged-off loans of $6.6 million for 2009. The ratio of net charged-off loans to average loans was 0.55% for 2010 compared to 0.60% for 2009. The allowance for loan losses totaled $18.1 million, or 1.30% of loans, net of unearned income, at December 31, 2010, compared to $14.9 million, or 1.24% of loans, net of unearned income, at December 31, 2009.

Noninterest Income

Noninterest income increased $1.8 million, or 34.0%, to $6.9 million in 2011 from $5.2 million in 2010. Noninterest income increased $.8 million, or 17.1%, to $5.2 million in 2010 from $4.4 million in 2009. Increases in the cash surrender value of bank-owned life insurance contracts purchased during the third quarter 2011 contributed to the increase in noninterest income by $390,000 during 2011. Gains on the sale of securities increased from $108,000 in 2010 to $666,000 in 2011. Also, the Bank partnered with a different credit card servicing company in June 2011, and interchange income on credit card transactions has increased significantly, with total noninterest income from credit cards increasing from $30,000 in 2010 to $481,000 in 2011. Gains of $76,000 on the sale of OREO during 2011 compared favorably to losses of $203,000 during 2010 and losses of $441,000 during 2009.

Income from mortgage banking operations continued to be bolstered by refinancing activity in 2011 as the result of low interest rates. For the year ended December 31, 2011, mortgage banking income increased $0.2 million, or 9.1%, to $2.4 million from $2.2 million for the year ended December 31, 2010. Income from mortgage banking operations for the year ended December 31, 2010 was unchanged at $2.2 million from the year ended December 31, 2009. Income from service charges on deposit accounts for the year ended December 31, 2011 remained relatively flat at $2.3 million when compared to the year ended December 31, 2010. Despite the fact that average balances in transaction accounts increased by approximately $280.8 million, or 22.5%, there was minimal growth in the balances in accounts that are tied to analysis fees. Income from service charges on deposit accounts for the year ended December 31, 2010 increased $685,000, or 42.0%, to $2.3 million from $1.6 million for the year ended December 31, 2009. Our management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue.

Noninterest Expense

Noninterest expense increased $6.5 million, or 21.0%, to $37.5 million for the year ended December 31, 2011 from $31.0 million for the year ended December 31, 2010. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion. We had 210 full-time equivalent employees at December 31, 2011 compared to 170 at December 31, 2010. Equipment and occupancy expense also increased, from $3.2 million in 2010 to $3.7 million in 2011, as a result of our expansion into Pensacola, Florida and the expansion of existing offices to accommodate new staff. FDIC insurance assessments decreased from $2.9 million in 2010 to $1.8 million in 2011 due to the changes in the assessment base and rates under the Dodd-Frank Act. OREO expenses decreased from $2.0 million in 2010 to $820,000 in 2011 due to the completion of construction projects in 2010, and the sale of several pieces of OREO during 2010 and 2011. Other noninterest expenses increased $3.1 million, or 43.0%, to $10.4 million for the year ended December 31, 2011 from $7.3 million during the year ended December 31, 2010. A large part of this increase was the $738,000 in prepayment penalties incurred when we paid off our advances to the FHLB in 2011. Recording fees and bank-paid loan expenses increased during 2011 as a result of loan growth and a greater proportion of loans for which the Bank agreed to pay various expenses related to closing. More details of changes in other noninterest expenses can be seen in Note 18 to the Consolidated Financial Statements.

Noninterest expense increased $2.0 million, or 7.1%, to $31.0 million for the year ended December 31, 2010 from $28.9 million for the year ended December 31, 2009. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion. We had 170 full-time equivalent employees at December 31, 2010 compared to 156 at December 31, 2009. Also, loan expenses increased $490,000.

Income Tax Expense

Income tax expense was $12.4 million for the year ended December 31, 2011 compared to $9.4 million in 2010 and $2.8 million in 2009. Our effective tax rates for 2011, 2010 and 2009 were 34.59%, 35.00% and 32.11%, respectively. Our primary permanent differences are related to incentive stock option expenses and tax-free income.

Financial Condition

Assets

Total assets at December 31, 2011, were $2.461 billion, an increase of $525.6 million, or 27.2% over total assets of $1.935 billion at December 31, 2010. Average assets for the year ended December 31, 2011 were $2.087 billion, an increase of $411.2 million, or 24.5%, over average assets of $1.676 billion for the year ended December 31, 2010. Loan growth was the primary reason for the increase. Year-end 2011 net loans were $1.809 billion, up $432.0 million, or 31.4%, over the year-end 2010 total net loans of $1.377 billion.

Total assets at December 31, 2010, were $1.935 billion, an increase of $361.7 million, or 23.0%, over total assets of $1.573 billion at December 31, 2009. Average assets for the year ended December 31, 2010 were $1.676 billion, an increase of $299.4 million, or 21.74%, over average assets of $1.376 billion for the year ended December 31, 2009. Loan growth was the primary reason for the increase. Year-end 2010 net loans were $1.377 billion, up $184.4 million, or 15.5%, over the year-end 2009 total net loans of $1.192 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2011 were $2.401 billion, or 97.6% of total assets of $2.461 billion. Earning assets at December 31, 2010 were $1.893 billion, or 97.8% of total assets of $1.935 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter-term investments. Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities. At December 31, 2011, mortgage-backed securities represented 31% of the investment portfolio, state and municipal securities represented 34% of the investment portfolio, U.S. Treasury and government agencies represented 35% of the investment portfolio, and corporate debt represented less than 1% of the investment portfolio. Our investment portfolio at December 31, 2011, 2010 and 2009 consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(In Thousands)
December 31, 2011:
Securities Available for Sale
U.S. Treasury and government agencies	$98,169	$1,512	$(59)	$99,622
Mortgage-backed securities	88,118	4,462	-	92,580
State and municipal securities	95,331	5,230	(35)	100,526
Corporate debt	1,029	52	-	1,081
Total	$282,647	$11,256	$(94)	$293,809
Securities Held to Maturity
Mortgage-backed securities	$9,676	$410	$-	$10,086
State and municipal securities	5,533	380	-	5,913
Total	$15,209	$790	$-	$15,999

December 31, 2010:
Securities Available for Sale
U.S. Treasury and government agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	-	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities Held to Maturity
State and municipal securities	$5,234	$-	$(271)	4,963
Total	$5,234	$-	$(271)	$4,963

December 31, 2009:
Securities Available for Sale
U.S. Treasury and government agencies	$92,368	$412	$(453)	$92,327
Mortgage-backed securities	99,608	2,717	(625)	101,700
State and municipal securities	58,090	876	(567)	58,399
Corporate debt	3,004	36	(13)	3,027
Total	$253,070	$4,041	$(1,658)	$255,453
Securities Held to Maturity
State and municipal securities	$645	$1	$(3)	$643
Total	$645	$1	$(3)	$643

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2011, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $297.9 million at December 31, 2011, compared to $277.8 million at December 31, 2010. The following table provides the amortized cost of our securities as of December 31, 2011 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range. All such securities held are traded in liquid markets.

Maturity of Investment Securities - Amortized Cost

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Treasury and government agencies	$10,014	$83,251	$4,257	$647	$98,169
Mortgage-backed securities	735	868	30,111	56,404	88,118
State and municipal securities	650	29,236	60,222	5,223	95,331
Corporate debt	-	-	1,029	-	1,029
Total	$11,399	$113,355	$95,619	$62,274	$282,647

Tax-equivalent Yield
U.S. Treasury and government agencies	1.52%	1.57%	3.77%	5.09%	1.68%
Mortgage-backed securities	4.96	5.26	3.39	3.99	3.81
State and municipal securities	5.16	3.83	5.45	6.20	4.99
Corporate debt	-	-	7.08	-	7.08
Weighted average yield	1.95%	2.18%	4.74%	4.19%	3.48%

Securities Held to Maturity:
Mortgage-backed securities	$-	$-	$-	$9,676	$9,676
State and municipal securities	-	-	-	5,533	5,533
Total	$-	$-	$-	$15,209	$15,209

Tax-equivalent Yield
Mortgage-backed securities	-%	-%	-%	3.51%	3.51%
State and municipal securities	-	-	-	6.39	6.39
Weighted average yield	-%	-%	-%	4.56%	4.56%

At December 31, 2011, we had $100.6 million in federal funds sold, compared with $346,000 at December 31, 2010.

The objective of our investment policy is to invest funds not otherwise needed to meet our loan demand to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any deposits of public funds, maintain compliance with regulatory investment requirements, and assist certain public entities with their financial needs. The investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous board of directors meeting, is reviewed by the board at each monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

Loan Portfolio

We had total loans of approximately $1.831 billion at December 31, 2011. The following table shows the percentage of our total loan portfolio by MSA. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	51%
Huntsville, AL MSA	19%
Montgomery, AL MSA	12%
Dothan, AL MSA	14%
Total Alabama MSAs	96%
Pensacola, FL MSA	4%

The following table details our loans at December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(Dollars in Thousands)
Commercial, financial and
agricultural	$799,464	$536,620	$461,088
Real estate - construction	151,218	172,055	224,178
Real estate - mortgage:
Owner-occupied commercial	398,601	270,767	203,983
1-4 family mortgage	205,182	199,236	165,512
Other mortgage	235,251	178,793	119,749
Total real estate - mortgage	839,034	648,796	489,244
Consumer	41,026	37,347	32,574
Total loans	1,830,742	1,394,818	1,207,084
Less: Allowance for loan losses	(22,030)	(18,077)	(14,737)
Net loans	$1,808,712	$1,376,741	$1,192,347

The following table details the percentage composition of our loan portfolio by type at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Commercial, financial and agricultural	43.67%	38.47%	38.20%
Real estate - construction	8.26%	12.34%	18.57%
Real estate - mortgage:
Owner-occupied commercial	21.77%	19.41%	16.90%
1-4 family mortgage	11.21%	14.28%	13.71%
Other mortgage	12.85%	12.82%	9.92%
Total real estate - mortgage	45.83%	46.51%	40.53%
Consumer	2.24%	2.68%	2.70%
Total loans	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2011:

Type of Loan(1)	Due in 1 year or less	Due in 1 to 5 years	Due after 5 years	Total
	(Dollars in Thousands)
Commercial, financial and agricultural	$477,605	$297,816	$24,043	$799,464
Real estate - construction	97,117	53,951	150	151,218
Real estate - mortgage:
Owner-occupied commercial	58,928	275,821	63,852	398,601
1-4 family mortgage	33,340	120,124	51,718	205,182
Other mortgage	87,560	125,618	22,073	235,251
Total real estate - mortgage	179,828	521,563	137,643	839,034
Consumer	26,662	14,306	58	41,026
Total loans	$781,212	$887,636	$161,894	$1,830,742
Less: allowance for loan losses				(22,030)
Net loans				$1,808,712
Interest rate sensitivity:
Fixed interest rates	$158,198	$536,447	$56,868	$751,513
Floating or adjustable rates	623,014	351,189	105,026	1,079,229
Total	$781,212	$887,636	$161,894	$1,830,742
(1) includes nonaccrual loans

Asset Quality

The following table presents a summary of changes in the allowances for loan losses over the past three fiscal years. Our net charge-offs as a percentage of average loans for 2011 was lower than 2010 at 0.32%, compared to 0.55%. The largest balance of our charge-offs is on real estate construction loans. Real estate construction loans represent 8.26% of our loan portfolio.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$18,077	$14,737	$10,602
Charge-offs:
Commercial, financial and agricultural	(1,096)	(1,667)	(2,616)
Real estate - construction	(2,594)	(3,488)	(3,322)
Real estate - mortgage:
Owner occupied commercial	-	(548)	-
1-4 family mortgage	(1,096)	(1,227)	(522)
Other mortgage	-	-	(9)
Total real estate mortgage	(1,096)	(1,775)	(531)
Consumer	(867)	(278)	(207)
Total charge-offs	(5,653)	(7,208)	(6,676)
Recoveries:
Commercial, financial and agricultural	361	97	-
Real estate - construction	180	53	108
Real estate - mortgage:
Owner occupied commercial	12	12	-
1-4 family mortgage	-	20	3
Other mortgage	-	-	-
Total real estate mortgage	12	32	3
Consumer	81	16	15
Total recoveries	634	198	126

Net charge-offs	(5,019)	(7,010)	(6,550)

Provision for loan losses charged to expense	8,972	10,350	10,685

Allowance for loan losses at end of period	$22,030	$18,077	$14,737

As a percent of year to date average loans:
Net charge-offs	0.32%	0.55%	0.60%
Provision for loan losses	0.57%	0.81%	1.00%
Allowance for loan losses as a percentage of:
Year-end loans	1.20%	1.30%	1.24%
Nonperforming assets	84.48%	84.82%	60.34%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. Our management’s assessment of the allowance for loan losses includes an evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors necessary to provide assurance that the allowance is adequate in amount. Our management feels that the allowance was adequate at December 31, 2011.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2011		2010		2009
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
	(Dollars in Thousands)
Commercial, financial and
agricultural	$6,627	43.67%	$5,348	38.47%	$3,135	38.20%
Real estate - construction	6,542	8.26%	6,373	12.34%	6,295	18.57%
Real estate - mortgage	3,295	45.83%	2,443	46.51%	2,102	40.53%
Consumer	531	2.24%	749	2.68%	115	2.70%
Unallocated	5,035	0.00%	3,164	0.00%	3,090	0.00%
Total	$22,030	100.00%	$18,077	100.00%	$14,737	100.00%

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

As of December 31, 2011, we had impaired loans of $37.3 million inclusive of nonaccrual loans, a decrease of $14.2 million from $51.5 million as of December 31, 2010. We allocated $4.2 million of our allowance for loan losses at December 31, 2011 to these impaired loans. We had previous write-downs against impaired loans of $1.2 million at December 31, 2011, compared to $3.2 million at December 31, 2010. The average balance for 2011 of loans impaired as of December 31, 2011 was $35.5 million. Interest income foregone on these impaired loans was $608,000 for the year ended December 31, 2011, and we recognized $1.6 million of interest income on these impaired loans for the year ended December 31, 2011. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $37.3 million of impaired loans reported as of December 31, 2011, $16.3 million were real estate construction loans, $5.7 million were residential real estate loans, $5.6 million were commercial and industrial loans, $6.0 million were commercial real estate loans, and $3.2 million were other mortgage loans. Of the $16.3 million of impaired real estate construction loans, $5.3 million (a total of 18 loans with eight builders) were residential construction loans, and $4.4 million consisted of various residential lot loans to six builders.

The Bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.

•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

•	We require updated financial information, global inventory aging and interest carry analysis for existing builders to help identify potential future loan payment problems.

•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

Nonaccrual loans totaled $13.8 million, $14.3 million and $11.9 million as of December 31, 2011, 2010 and 2009, respectively. The table below summarizes our nonperforming assets at December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011		2010		2009
	(Dollars in Thousands)
	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
Nonaccrual loans:
Commercial, financial and agricultural	$1,179	7	$2,164	8	$2,032	2
Real estate - construction	10,063	21	10,722	24	8,100	13
Real estate - mortgage:
Owner-occupied commercial	792	2	635	1	909	2
1-4 family mortgage	670	4	202	1	265	2
Other mortgage	693	1	-	-	615	1
Total real estate - mortgage	2,155	7	837	2	1,789	5
Consumer	375	1	624	1	-	-
Total nonaccrual loans:	$13,772	36	$14,347	35	$11,921	20

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-	$14	1
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	253	1
Other mortgage	-	-	-	-	-	-
Total real estate - mortgage	-	-	-	-	253	1
Consumer	-	-	-	-	-	-
Total 90+ days past due and accruing:	$-	-	$-	-	$267	2
Total nonperforming loans:	$13,772	36	$14,347	35	$12,188	22
Plus: Other real estate owned and repossessions	12,305	39	6,966	39	12,525	51
Total nonperforming assets	$26,077	75	$21,313	74	$24,713	73

Restructured accruing loans:
Commercial, financial and agricultural	$1,369	2	$2,398	9	$-	-
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	2,785	3	-	-	845	1
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	331	1	-	-	-	-
Total real estate - mortgage	3,116	4	-	-	845	1
Consumer	-	-	-	-	-	-
Total restructured accruing loans:	$4,485	6	$2,398	9	$845	1
Total nonperforming assets and
restructured accruing loans	$30,562	81	$23,711	83	$25,558	74

Gross interest income foregone on nonaccrual
loans throughout year	$1,371		$510		$647
Interest income recognized on nonaccrual loans
throughout year	$263		$418		$310
Ratios:
Nonperforming loans to total loans	0.75%		1.03%		1.01%
Nonperforming assets to total loans plus
other real estate owned and repossessions	1.41%		1.52%		2.02%
Nonperforming loans plus restructured accruing
loans to total loans plus other real estate
owned and repossessions	0.99%		1.19%		1.06%

The balance of nonperforming assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on non-accrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well- collateralized and is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with premium rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the Bank level for years ended 2011, 2010 and 2009:

	Average Deposits
	Average for Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing checking	$315,781	-%	$207,399	-%	$140,660	-%
Interest-bearing checking	303,165	0.37%	264,591	0.47%	178,232	0.90%
Money market	902,290	0.74%	775,544	0.77%	704,112	1.26%
Savings	10,088	0.47%	2,978	0.50%	972	0.51%
Time deposits	65,484	1.44%	47,026	1.76%	35,804	2.63%
Time deposits, $100,000 and over	264,737	1.60%	208,300	1.85%	182,283	2.57%
Total deposits	$1,861,545		$1,505,838		$1,242,063

The scheduled maturities of time deposits at December 31, 2011 are as follows:

	$100,000 or more	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$42,952	$14,508	$57,460
Over three through six months	49,965	12,821	62,786
Over six months through one year	89,340	20,552	109,892
Over one year	130,363	23,487	153,850
Total	$312,620	$71,368	$383,988

Total average deposits for the year ended December 31, 2011 were $1.862 billion, an increase of $355.7 million, or 23.6%, over total average deposits of $1.506 billion for the year ended December 31, 2010. Average noninterest-bearing deposits increased by $108.4 million, or 52.2%, from $207.4 million for the year ended December 31, 2010 to $315.8 million for the year ended December 31, 2011.

Total average deposits for the year ended December 31, 2010 were $1.506 billion, an increase of $263.8 million, or 21.2%, over total average deposits of $1.242 billion for the year ended December 31, 2009. Average noninterest-bearing deposits increased by $66.7 million, or 47.4%, from $140.7 million for the year ended December 31, 2009 to $207.4 million for the year ended December 31, 2010.

We had no brokered deposits in 2011, 2010 or 2009.

Borrowed Funds

We had available approximately $140 million in unused federal funds lines of credit with regional banks as of December 31, 2011, subject to certain restrictions and collateral requirements.

Stockholders’ Equity

Stockholders’ equity increased $79.2 million during 2011, to $196.3 million at December 31, 2011 from $117.1 million at December 31, 2010. The increase in stockholders’ equity resulted primarily from the sale of 340,000 shares of our common stock in a private placement related to our entry into the Pensacola, Florida market, the sale of $40.0 million in preferred shares to the United States Treasury Department as part of their Small Business Lending Fund, and net income of $23.2 million.

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

On September 21, 2006, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 30,000 shares of our common stock for a purchase price of $15.00 per share. On November 2, 2007, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 25,000 shares of our common stock for a purchase price of $20.00 per share. These stock options are non-qualified and are not part of either of our stock incentive plans. They vest 100% in a lump sum five years after their date of grant and expire 10 years after their date of grant.

On December 20, 2007, we granted 10,000 stock options to purchase shares of our common stock to each of our directors, or 60,000 in the aggregate, for a purchase price of $20.00 per share, expiring in ten years. These are non-qualified stock options that fully vest on December 19, 2012.

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

On November 28, 2011, we granted 10,000 non-qualified stock options to each Company director, or a total of 60,000 options, to purchase shares at a price of $30. The options vest 100% at the end of five years.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In Thousands)
Commitments to extend credit	$697,939	$538,719	$409,760
Credit card arrangements	19,686	17,601	19,059
Standby letters of credit and
financial guarantees	42,937	47,103	39,205
Total	$760,562	$603,423	$468,024

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

During 2008, the Bank entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Bank entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Bank. As of December 31, 2011 and 2010, the Bank was party to two swaps with notional amounts totaling approximately $11.8 million with customers, and two swaps with notional amounts totaling approximately $11.8 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments.

During 2010, the Bank entered into an interest rate cap with a notional value of $100 million. The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”). The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in the income statement. For the year ended December 31, 2010, the Company recognized $45,000 in expense related to marking the cap to market.

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2011 and 2010 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a computer model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2011, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At December 31, 2011, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $536.7 million. Additionally, at such date we had available to us approximately $140.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To finance our continued growth and planned expansion activities, the Bank issued its 8.25% Subordinated Note due June 1, 2016 in the principal amount of $5.0 million in a private placement on June 23, 2009. Also, in connection with a private placement and pursuant to subscription agreements effective December 31, 2008, we issued and sold 139,460 shares of our common stock for $25.00 per share in January 2009 for an aggregate purchase price of $3,479,000. In addition, on March 15 2010, we completed a private placement of $15.0 million in 6.0% Mandatory Convertible Trust Preferred Securities. In June 2011, we completed a private placement of 340,000 shares of our common stock at an offering price of $30 per share. Also in 2011, we completed a private placement of 40,000 shares of our Non-cumulative Perpetual Senior Preferred Stock for an aggregate purchase price of $39,958,000. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2011. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
Contractual Obligations (1):	(In Thousands)
Deposits without a stated maturity	$1,759,899	$-	$-	$-	$-
Certificates of deposit (2)	383,988	230,138	121,065	32,785	-
Subordinated debentures	30,514	-	-	-	30,514
Subordinated note payable	4,914	-	-	4,914	-
Operating lease commitments	17,078	2,068	3,900	3,909	7,201
Total	$2,196,393	$232,206	$124,965	$41,608	$37,715

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2011, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2011. In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by the Bank in order to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2011.

	Well-Capitalized	Actual at December 31, 2011
Total risk-based capital	10.00%	12.79%
Tier 1 capital	6.00%	11.39%
Leverage ratio	5.00%	9.17%

For a description of capital ratios see Note 16 of “Notes to Consolidated Financial Statements” for the period ending December 31, 2011.

Impact of Inflation

Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancing tend to slow as interest rates increase, and likely will reduce our volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2011, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2011. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

	1-3 Months	4-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages
held for sale	$1,176,579	$174,359	$432,587	$65,076	$1,848,601
Securities	21,845	82,791	127,916	79,967	312,519
Federal funds sold	100,565	-	-	-	100,565
Interest bearing balances
with banks	97,145	-	2,205	-	99,350
Total interest-earning assets	$1,396,134	$257,150	$562,708	$145,043	$2,361,035

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$354,112	$-	$-	$-	$354,112
Money market and savings	986,975	-	-	-	986,975
Time deposits	57,339	172,801	153,850	-	383,990
Federal funds purchased	79,265				79,265
Other borrowings	-	-	4,954	-	4,954
Trust preferred securities	-	-	15,050	15,464	30,514
Total interest-bearing liabilities	$1,477,691	$172,801	$173,854	$15,464	$1,839,810
Interest sensitivity gap	$(81,557)	$84,349	$388,854	$129,579	$521,225
Cumulative sensitivity gap	$(81,557)	$2,792	$391,646	$521,225
Percent of cumulative sensitivity Gap
to total interest-earning assets	(5.8)%	0.2%	17.7%	22.1%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result feel the down rate shock scenarios are not meaningful. At December 31, 2011, the 4.28% change for a 200 basis points rate change is well within the regulatory guidance range.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2011

	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$196,292	$200,022	$204,693

Actual dollar change		$3,730	$8,401

Percent change		1.90%	4.28%

The one year gap ratio of 0.2% indicates that we would show a very slight increase in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ServisFirst Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ServisFirst Banchsares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ServisFirst Bancshares, Inc.

Birmingham, Alabama

We have audited the accompanying consolidated balance sheet of ServisFirst Bancshares, Inc., as of December 31, 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period then ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period then ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on these criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

SERVISFIRST BANCSHARES, INC

by	/s/ THOMAS A. BROUGHTON, III
THOMAS A. BROUGHTON, III
President and Chief Executive Officer

by	/s/ WILLIAM M. FOSHEE
WILLIAM M. FOSHEE
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ServisFirst Bancshares, Inc.:

We have audited ServisFirst Bancshares, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ServisFirst Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ServisFirst Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ServisFirst Bancshares, Inc. as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 7, 2012 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

March 7, 2012

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2011 AND 2010

(In thousands, except share and per share amounts)

	2011	2010
Cash and due from banks	$43,018	$27,454
Interest-bearing balances due from depository institutions	99,350	204,178
Federal funds sold	100,565	346
Cash and cash equivalents	242,933	231,978
Available for sale debt securities, at fair value	293,809	276,959
Held to maturity debt securities (fair value of $15,999 and $4,963 at
December 31, 2011 and 2010, respectively)	15,209	5,234
Restricted equity securities	3,501	3,510
Mortgage loans held for sale	17,859	7,875
Loans	1,830,742	1,394,818
Less allowance for loan losses	(22,030)	(18,077)
Loans, net	1,808,712	1,376,741
Premises and equipment, net	4,591	4,450
Accrued interest and dividends receivable	8,192	6,990
Deferred tax assets	4,914	6,366
Other real estate owned	12,275	6,966
Bank owned life insurance contracts	40,390	-
Other assets	8,400	8,097
Total assets	$2,460,785	$1,935,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$418,810	$250,490
Interest-bearing	1,725,077	1,508,226
Total deposits	2,143,887	1,758,716
Federal funds purchased	79,265	-
Other borrowings	4,954	24,937
Subordinated debentures	30,514	30,420
Accrued interest payable	945	898
Other liabilities	4,928	3,095
Total liabilities	2,264,493	1,818,066
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2011 and no sharesauthorized, issued and outstanding at December 31, 2010	39,958	-
Preferred stock, undesignated, par value $.001 per share; 1,000,000
shares authorized; no shares outstanding	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized;
5,932,182 shares issued and outstanding at December 31, 2011 and
5,527,482 shares issued and outstanding at December 31, 2010	6	6
Additional paid-in capital	87,805	75,914
Retained earnings	61,581	38,343
Accumulated other comprehensive income	6,942	2,837
Total stockholders' equity	196,292	117,100
Total liabilities and shareholders' equity	$2,460,785	$1,935,166

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Interest income:
Interest and fees on loans	$82,294	$69,115	$55,890
Taxable securities	5,721	6,482	4,516
Nontaxable securities	2,943	2,274	1,500
Federal funds sold	176	104	257
Other interest and dividends	277	171	34
Total interest income	91,411	78,146	62,197
Interest expense:
Deposits	13,047	11,941	16,087
Borrowed funds	3,033	3,319	2,250
Total interest expense	16,080	15,260	18,337
Net interest income	75,331	62,886	43,860
Provision for loan losses	8,972	10,350	10,685
Net interest income after provision for loan losses	66,359	52,536	33,175
Noninterest income:
Service charges on deposit accounts	2,290	2,316	1,631
Mortgage banking	2,373	2,174	2,222
Securities gains	666	108	193
Other operating income	1,597	571	367
Total noninterest income	6,926	5,169	4,413
Noninterest expenses:
Salaries and employee benefits	19,518	14,669	13,581
Equipment and occupancy expense	3,697	3,184	2,749
Professional services	1,213	925	848
FDIC and other regulatory assessments	1,796	2,944	2,815
Other real estate owned expense	820	1,964	2,745
Other operating expenses	10,414	7,283	6,192
Total noninterest expenses	37,458	30,969	28,930
Income before income taxes	35,827	26,736	8,658
Provision for income taxes	12,389	9,358	2,780
Net income	23,438	17,378	5,878
Dividends on preferred stock	200	-	-
Net income available to common stockholders	$23,238	$17,378	$5,878

Basic earnings per common share	$4.03	$3.15	$1.07

Diluted earnings per common share	$3.53	$2.84	$1.02

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)

	2011	2010	2009
Net income	$23,438	$17,378	$5,878
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains arising during period from securities available for sale,
net of tax of $2,944, $755 and $472 for 2011, 2010 and 2009, respectively	4,519	1,334	918
Reclassification adjustment for net gains on sale of securities in net income, net
of tax (benefit) of $(252), $(39) and $(65) for 2011, 2010 and 2009, respectively	(414)	(70)	(128)
Reclassification adjustment for net gains realized on derivatives in net income,
net of tax benefit of $93 for 2009	-	-	(179)
Other comprehensive income, net of tax	4,105	1,264	611
Comprehensive income	$27,543	$18,642	$6,489

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2008	-	5	70,729	15,087	962	86,783
Sale of 139,460 shares	-	1	3,478	-	-	3,479
Other comprehensive income	-	-	-	-	611	611
Stock based compensation expense	-	-	785	-	-	785
Issuance of warrants related to
subordinated notes payable	-	-	86	-	-	86
Net income	-	-	-	5,878	-	5,878
Balance, December 31, 2009	-	6	75,078	20,965	1,573	97,622
Other comprehensive income	-	-	-	-	1,264	1,264
Exercise of stock options, including tax benefit	-	-	123	-	-	123
Stock-based compensation expense	-	-	713	-	-	713
Net income	-	-	-	17,378	-	17,378
Balance, December 31, 2010	-	6	75,914	38,343	2,837	117,100
Sale of 340,000 shares of common
stock, net	-	-	10,159	-	-	10,159
Sale of 40,000 shares of preferred
stock, net	39,958	-	-	-	-	39,958
Preferred dividends paid	-	-	-	(200)	-	(200)
Exercise 64,700 stock options, including tax benefit	-	-	757	-	-	757
Other comprehensive income	-	-	-	-	4,105	4,105
Stock-based compensation expense	-	-	975	-	-	975
Net income	-	-	-	23,438	-	23,438
Balance, December 31, 2011	$39,958	$6	$87,805	$61,581	$6,942	$196,292

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$23,438	$17,378	$5,878
Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred tax benefit	(1,240)	(2,212)	(1,601)
Provision for loan losses	8,972	10,350	10,685
Depreciation and amortization	1,173	1,066	1,087
Net amortization (accretion) of investments	958	823	(318)
Amortized gain on derivative	-	-	(272)
Market value adjustment of interest rate cap	106	45	-
Increase in accrued interest and dividends receivable	(1,202)	(790)	(2,174)
Stock-based compensation expense	975	713	785
Increase (decrease) in accrued interest payable	47	(128)	(254)
Proceeds from sale of mortgage loans held for sale	169,172	174,760	198,622
Originations of mortgage loans held for sale	(177,200)	(175,046)	(201,143)
Gain on sale of securities available for sale	(666)	(108)	(193)
Gain on sale of mortgage loans held for sale	(2,373)	(2,174)	(2,222)
Net (gain) loss on sale of other real estate owned	(76)	203	441
Write down of other real estate owned	326	1,051	1,802
Decrease in special prepaid FDIC insurance assessments	1,492	2,538	(7,850)
Loss on prepayment of other borrowings	738	-	-
Increase in cash surrender value of life insurance contracts	(390)	-	-
Excess tax benefits from the exercise of warrants	(127)	-	-
Net change in other assets, liabilities, and other operating activities	200	1,106	(810)
Net cash provided by operating activities	24,323	29,575	2,463
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(102,190)	(84,425)	(200,558)
Proceeds from maturities, calls and paydowns of securities available for sale	28,575	31,889	16,585
Purchase of securities held to maturity	(15,441)	(4,589)	(645)
Proceeds from maturities, calls and paydowns of securities held to maturity	5,466	-	-
Increase in loans	(449,449)	(197,572)	(253,172)
Purchase of premises and equipment	(1,314)	(428)	(2,294)
Purchase of restricted equity securities	(543)	(269)	(582)
Purchase of interest rate cap	-	(160)	-
Purchase of bank-owned life insurance contracts	(40,000)	-	-
Proceeds from sale of securities available for sale	63,270	32,297	32,567
Proceeds from sale of restricted equity securities	552	-	-
Proceeds from sale of other real estate owned and repossessions	3,334	7,995	6,314
Additions to other real estate owned	-	(75)	(905)
Net cash used in investing activities	(507,740)	(215,337)	(402,690)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	168,320	39,183	89,848
Net increase in interest-bearing deposits	216,851	287,178	305,188
Net increase in federal funds purchased	79,265	-	-
Proceeds from issuance of trust preferred securities	-	15,050	-
Proceeds from other borrowings	-	-	5,000
Proceeds from sale of common stock, net	10,159	-	3,479
Proceeds from sale of preferred stock, net	39,958	-	-
Proceeds from exercise of stock options	757	123	-
Excess tax benefits from the exercise of warrants	127	-	-
Repayment of other borrowings	(20,738)	-	-
Dividends on preferred stock	(200)	-	-
Net cash provided by financing activities	494,499	341,534	403,515

Net increase in cash and cash equivalents	10,955	155,772	3,288

Cash and cash equivalents at beginning of year	231,978	76,206	72,918

Cash and cash equivalents at end of year	$242,933	$231,978	$76,206

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$16,033	$15,388	$18,591
Income taxes	15,837	6,958	4,317
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$417	$787	$1,861
Other real estate acquired in settlement of loans	9,029	5,372	10,198
Internally financed sales of other real estate owned	136	1,757	566

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and provides a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery and Dothan, Alabama markets, and most recently into the Pensacola, Florida market.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $7,472,000 at December 31, 2011 and $5,456,000 at December 31, 2010.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience a manageable level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the year ended December 31, 2011 and $104,000 for the year ended December 31, 2010.

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

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-collateralized and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status are reversed against current interest income. Interest collections on nonaccrual loans are generally applied as principal reductions. The Company determines past due or delinquency status of a loan based on contractual payment terms.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as part of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In some cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure. TDR loans may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower.

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

Derivatives and Hedging Activities

As part of its overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. Financial Accounting Standards Board (“FASB”) ASC 815-10, Derivatives and Hedging, requires all derivative instruments to be carried at fair value on the balance sheet. This accounting standard provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under this accounting standard.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as a fair-value hedge, and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2011 and 2010 were not material and have not been recorded.

During 2008 the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of December 31, 2011, the Company was party to two swaps with notional amounts totaling approximately $11.5 million with customers, and two swaps with notional amounts totaling approximately $11.5 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments.

During 2010 the Company entered into an interest rate cap with a notional value of $100 million. The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”). The cap does not qualify for hedge accounting treatment, and is marked to market.

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

Stock-Based Compensation

At December 31, 2011, the Company had two stock-based employee compensation plans for grants of options to key employees. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation. The stock-based employee compensation plans are more fully described in Note 14.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $406,000, $313,000 and $276,000, respectively.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even in the event of default by the transferee. The amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets. The amendments in this update are effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt these amendments when required, and does not anticipate that the update will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which outlines the collaborative effort of the FASB and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 31, 2011. Early application is not permitted. The Company will adopt these amendments when required, and does not believe the application will have a material effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has evaluated the impact of this update on its financial statements and determined that there will be no change.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of other accumulated comprehensive income in ASU 2011-05, until the FASB is able to reconsider those requirements. All other requirements of ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011, which coincide with the effective dates of the requirements in ASU 2011-05 amended by this Update. The Company has evaluated the impact of this Update on its financial statements and determined that there will be no change.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amends disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of international financial reporting standards (“IFRS”). Companies are required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective disclosures are required. The Company does not believe this update will have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENT SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In Thousands)
December 31, 2011:
Securities Available for Sale
U.S. Treasury and government agencies	$98,169	$1,512	$(59)	$99,622
Mortgage-backed securities	88,118	4,462	-	92,580
State and municipal securities	95,331	5,230	(35)	100,526
Corporate debt	1,029	52	-	1,081
Total	$282,647	$11,256	$(94)	$293,809
Securities Held to Maturity
Mortgage-backed securities	$9,676	$410	$-	$10,086
State and municipal securities	5,533	380	-	5,913
Total	$15,209	$790	$-	$15,999

December 31, 2010:
Securities Available for Sale
U.S. Treasury and government agencies	$90,631	$1,887	$(224)	$92,294
Mortgage-backed securities	101,709	2,783	(268)	104,224
State and municipal securities	78,241	1,076	(1,051)	78,266
Corporate debt	2,013	162	-	2,175
Total	$272,594	$5,908	$(1,543)	$276,959
Securities Held to Maturity
State and municipal securities	$5,234	$-	$(271)	$4,963
Total	$5,234	$-	$(271)	$4,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENT SECURITIES (Continued)

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2011 and 2010, there were no holdings of securities of any issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of securities as of December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale
Due within one year	$10,664	$10,762
Due from one to five years	112,488	114,227
Due from five to ten years	65,509	69,864
Due after ten years	5,868	6,376
Mortgage-backed securities	88,118	92,580
	$282,647	$293,809

Securities held to maturity
Due after ten years	$5,533	$5,913
Mortgage-backed securities	9,676	10,086
	$15,209	$15,999

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2011 and 2010. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011. There were no other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENT SECURITIES (Continued)

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2011:
U.S. Treasury and government agencies	$(59)	$15,074	$-	$-
Mortgage-backed securities	-	-	-	-
State and municipal securities	(35)	4,559	-	-
Corporate debt	-	-	-	-
	$(94)	$19,633	$-	$-

December 31, 2010:
U.S. Treasury and government agencies	$(224)	$24,217	$-	$-
Mortgage-backed securities	(268)	16,417	-	-
State and municipal securities	(1,034)	33,282	(288)	3,674
Corporate debt	-	-	-	-
	$(1,526)	$73,916	$(288)	$3,674

At December 31, 2011, none of the Company’s 518 debt securities were in an unrealized loss position for more than 12 months.

During 2011, 16 government agency bonds with an amortized cost of $63,156,000 and 20 government agency sponsored mortgage-backed securities with an amortized cost of $29,852,000 were bought. Nine US Treasury notes, six government agency bonds and five government agency sponsored mortgage-backed securities were sold with an amortized cost of $56,075,000 and a net gain on sale in the amount of $992,000. During 2010, nine government agency bonds with an amortized cost of $31,189,000 and one corporate bond with an amortized cost of $1,000,000 were sold with total recognized gain on sale of $108,000. During 2009, two corporate bonds with an amortized cost of $2,040,000 and three government agency bonds with an amortized cost of $30,334,000 were sold with total recognized gain on sale of $193,000. There were $326,000 in losses on sales of securities during 2011, and no losses on the sale of securities during 2010 or 2009.

The carrying value of investment securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2011 and 2010 was $197,897,000 and $111,347,000, respectively. This increase in the amount of securities pledged was primarily the result of the termination of the FDIC’s Temporary Account Guarantee Program for fully insuring interest-bearing accounts at the end of 2010.

Restricted equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, and (2) an investment in First National Bankers Bank stock. The amount of investment in the Federal Home Loan Bank of Atlanta stock was $3,251,000 and $3,260,000 at December 31, 2011 and 2010, respectively. The amount of investment in the First National Bankers Bank stock was $250,000 at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS

The composition of loans is summarized as follows:

	December 31,
	2011	2010
	(In Thousands)
Commercial, financial and agricultural	$799,464	$536,620
Real estate - construction	151,218	172,055
Real estate - mortgage:
Owner occupied commercial	398,601	270,767
1-4 family mortgage	205,182	199,236
Other mortgage	235,251	178,793
Subtotal: Real estate mortgage	839,034	648,796
Consumer	41,026	37,347
Total Loans	1,830,742	1,394,818
Less: Allowance for loan losses	(22,030)	(18,077)
Net Loans	$1,808,712	$1,376,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

Changes in the allowance for loan losses during the years ended December 31, 2011, 2010 and 2009, respectively are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Balance, beginning of year	$18,077	$14,737	$10,602
Loans charged off	(5,653)	(7,208)	(6,676)
Recoveries	634	198	126
Provision for loan losses	8,972	10,350	10,685
Balance, end of year	$22,030	$18,077	$14,737

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The unallocated portion of the reserve is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. The unallocated portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.               LOANS (Continued)

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2011 and 2010, respectively, are as follows:

	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Unallocated	Total

	Year Ended December 31, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Chargeoffs	(1,096)	(2,594)	(1,096)	(867)	-	(5,653)
Recoveries	361	180	12	81	-	634
Provision	2,014	2,583	1,936	568	1,871	8,972
Balance at December 31, 2011	6,627	6,542	3,295	531	5,035	22,030

	December 31, 2011
Individually Evaluated for Impairment	$1,382	$1,533	$941	$325	$-	$4,181
Collectively Evaluated for Impairment	5,245	5,009	2,354	206	5,035	17,849

Loans:
Ending Balance	$799,464	$151,218	$839,034	$41,026	$-	$1,830,742
Individually Tested for Impairment	5,578	16,262	14,866	547	-	37,253
Collectively Evaluated for Impairment	793,886	134,956	824,168	40,479	-	1,793,489

	Year Ended December 31, 2010
Allowance for loan losses:
Balance at December 31, 2009	$3,135	$6,295	$2,102	$115	$3,090	$14,737
Chargeoffs	(1,667)	(3,488)	(1,775)	(278)	-	(7,208)
Recoveries	97	53	32	16	-	198
Provision	3,783	3,513	2,084	896	74	10,350
Balance at December 31, 2010	5,348	6,373	2,443	749	3,164	18,077

	December 31, 2010
Individually Evaluated for Impairment	$1,602	$1,855	$415	$554	$-	$4,426
Collectively Evaluated for Impairment	3,746	4,518	2,028	195	3,164	13,651

Loans:
Ending Balance	$536,620	$172,055	$648,796	$37,347		$1,394,818
Individually Evaluated for Impairment	11,535	28,710	10,310	993	-	51,548
Collectively Evaluated for Impairment	525,085	143,345	638,486	36,354	-	1,343,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

Loans by credit quality indicator as of December 31, 2011 and 2010 are as follows:

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$780,270	$11,775	$7,419	$-	$799,464
Real estate - construction	117,244	14,472	19,502	-	151,218
Real estate - mortgage:
Owner occupied commercial	385,084	7,333	6,184	-	398,601
1-4 family mortgage	194,447	4,835	5,900	-	205,182
Other mortgage	224,807	7,034	3,410	-	235,251
Total real estate mortgage	804,338	19,202	15,494	-	839,034
Consumer	40,353	96	577	-	41,026
Total	$1,742,205	$45,545	$42,992	$-	$1,830,742

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$508,376	$14,209	$14,035	$-	$536,620
Real estate - construction	126,200	17,145	28,710	-	172,055
Real estate - mortgage:
Owner occupied commercial	256,638	6,251	7,878	-	270,767
1-4 family mortgage	193,365	1,072	4,799	-	199,236
Other mortgage	175,815	562	2,416	-	178,793
Total real estate mortgage	625,818	7,885	15,093	-	648,796
Consumer	36,090	-	1,257	-	37,347
Total	$1,296,484	$39,239	$59,095	$-	$1,394,818

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.
84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

Loans by performance status as of December 31, 2011 and 2010 are as follows:

December 31, 2011	Performing	Nonperforming	Total

Commercial, financial and agricultural	$798,285	$1,179	$799,464
Real estate - construction	141,155	10,063	151,218
Real estate - mortgage:
Owner occupied commercial	397,809	792	398,601
1-4 family mortgage	204,512	670	205,182
Other mortgage	234,558	693	235,251
Total real estate mortgage	836,879	2,155	839,034
Consumer	40,651	375	41,026
Total	$1,816,970	$13,772	$1,830,742

December 31, 2010	Performing	Nonperforming	Total

Commercial, financial and agricultural	$534,456	$2,164	$536,620
Real estate - construction	161,333	10,722	172,055
Real estate - mortgage:
Owner occupied commercial	270,131	635	270,766
1-4 family mortgage	199,035	202	199,237
Other mortgage	178,793	-	178,793
Total real estate mortgage	647,959	837	648,796
Consumer	36,723	624	37,347
Total	$1,380,471	$14,347	$1,394,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

Loans by past-due status as of December 31, 2011 and 2010 are as follows:

December 31, 2011	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non- Accrual	Current	Total Loans

Commercial, financial and agricultural	$-	$-	$-	$-	$1,179	$797,300	$799,464
Real estate - construction	2,234	-	-	2,234	10,063	138,262	151,218
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	792	397,966	398,601
1-4 family mortgage	2,107	-	-	2,107	670	202,873	205,182
Other mortgage	-	-	-	-	693	235,251	235,251
Total real estate -mortgage	2,107	-	-	2,107	2,155	836,090	839,034
Consumer	-	84	-	84	375	40,318	41,026
Total	$4,341	$84	$-	$4,425	$13,772	$1,811,970	$1,830,742

December 31, 2010	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non- Accrual	Current	Total Loans

Commercial, financial and agricultural	$205	$575	$-	$780	$2,164	$533,676	$536,620
Real estate - construction	-	-	-	-	10,722	161,333	172,055
Real estate - mortgage:
Owner-occupied commercial	134	-	-	134	635	269,998	270,767
1-4 family mortgage	125	-	-	125	202	198,909	199,236
Other mortgage	-	-	-	-	-	178,793	178,793
Total real estate -mortgage	259	-	-	259	837	647,700	648,796
Consumer	13	-	-	13	624	36,710	37,347
Total	$477	$575	$-	$1,052	$14,347	$1,379,419	$1,394,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

The following table presents details of the Company’s loans evaluated for impairment, and those determined to be impaired, as of December 31, 2011 and December 31, 2010, and for the year ended December 31, 2011. Loans which have been fully charged off do not appear in the tables.

December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,264	$1,264	$-	$1,501	$74
Real estate - construction	11,583	12,573	-	10,406	226
Real estate - mortgage:
Owner-occupied commercial	2,493	2,493	-	2,523	153
1-4 family mortgage	1,293	1,293	-	1,241	44
Other mortgage	2,837	2,837	-	2,746	162
Total real estate - mortgage	6,623	6,623	-	6,510	359
Consumer	173	173	-	173	6
Total with no allowance recorded	19,643	20,633	-	18,590	665

With an allowance recorded:
Commercial, financial and agricultural	4,314	4,314	1,382	4,156	226
Real estate - construction	4,679	4,679	1,482	3,987	94
Real estate - mortgage:
Owner-occupied commercial	3,515	3,515	88	3,504	365
1-4 family mortgage	4,397	4,397	904	4,484	198
Other mortgage	331	331	-	337	22
Total real estate - mortgage	8,243	8,243	992	8,325	585
Consumer	374	624	325	425	-
Total with allowance recorded	17,610	17,860	4,181	16,893	905

Total Impaired Loans:
Commercial, financial and agricultural	5,578	5,578	1,382	5,657	300
Real estate - construction	16,262	17,252	1,482	14,393	320
Real estate - mortgage:
Owner-occupied commercial	6,008	6,008	88	6,027	518
1-4 family mortgage	5,690	5,690	904	5,725	242
Other mortgage	3,168	3,168	-	3,083	184
Total real estate - mortgage	14,866	14,866	992	14,835	944
Consumer	547	797	325	598	6
Total impaired loans	$37,253	$38,493	$4,181	$35,483	$1,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,345	$2,930	$-
Real estate - construction	10,532	12,705	-
Real estate - mortgage:
Owner-occupied commercial	1,614	1,801	-
1-4 family mortgage	511	511	-
Other mortgage	1,817	1,817	-
Total real estate - mortgage	3,942	4,129	-
Consumer	289	289	-
Total with no allowance recorded	17,108	20,053	-

With an allowance recorded:
Commercial, financial and agricultural	9,190	9,190	1,602
Real estate - construction	18,178	18,428	1,855
Real estate - mortgage:
Owner-occupied commercial	3,373	3,373	55
1-4 family mortgage	2,995	2,995	360
Other mortgage	-	-	-
Total real estate - mortgage	6,368	6,368	415
Consumer	704	704	554
Total with allowance recorded	34,440	34,690	4,426

Total Impaired Loans:
Commercial, financial and agricultural	11,535	12,120	1,602
Real estate - construction	28,710	31,133	1,855
Real estate - mortgage:
Owner-occupied commercial	4,988	5,174	55
1-4 family mortgage	3,506	3,506	360
Other mortgage	1,817	1,817	-
Total real estate - mortgage	10,311	10,497	415
Consumer	993	993	554
Total impaired loans	$51,549	$54,743	$4,426

The average amount of impaired loans was $52.1 million during 2010 and $21.8 million during 2009. Interest income recognized on impaired loans was $2.2 million and $584,000 for 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.             LOANS (Continued)

During the third quarter of 2011, the Company adopted the provisions of the FASB ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). Management applied the guidance on determining whether any restructurings that occurred from January 1, 2011 or later met the definition of a TDR. TDRs at December 31, 2011 and 2010 totaled $4.5 million and $3.1 million, respectively. At December 31, 2011, the Company had a related allowance for loan losses of $439,000 allocated to these TDRs, compared to $487,000 at December 31, 2010. All loans classified as TDRs as of December 31, 2011 are performing as agreed under the terms of their restructured plans. For the years ended December 31, 2011 and 2010, there were no loans modified as a TDR for which there was a payment default during the year. The following table presents an analysis of TDRs as of December 31, 2011 and December 31, 2010.

	December 31, 2011			December 31, 2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,369	$1,369	9	$2,398	$2,398
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3	2,785	2,785	1	660	660
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	1	331	331	-	-	-
Total real estate mortgage	4	3,116	3,116	1	660	660
Consumer	-	-	-	-	-	-
	6	$4,485	$4,485	10	$3,058	$3,058

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
	(In Thousands)
Balance, beginning of year	$6,825	$8,469
Advances	7,926	9,471
Repayments	(4,204)	(11,115)
Participation sold	(1,500)	-
Balance, end of year	$9,047	$6,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.             FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Balance at beginning of year	$6,966	$12,525	$10,473
Transfers from loans and capitalized expenses	9,029	5,447	11,103
Foreclosed properties sold	(3,334)	(7,995)	(6,314)
Writedowns and partial liquidations	(386)	(3,011)	(2,737)
Balance at end of year	$12,275	$6,966	$12,525

NOTE 5.             PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
	(In Thousands)
Furniture and equipment	$5,224	$4,441
Leasehold improvements	4,436	3,920
	9,660	8,361
Accumulated depreciation	(5,069)	(3,911)
	$4,591	$4,450

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2011, 2010 and 2009 were $1,173,000, $1,066,000 and $1,087,000, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases are summarized as follows:

(In Thousands)
2012	$2,068
2013	1,955
2014	1,945
2015	1,974
2016	1,934
Thereafter	7,201
$17,077

For the years ended December 31, 2011, 2010 and 2009, annual rental expense on operating leases was $2,060,000, $1,734,000 and $1,447,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has invested in a limited partnership for which it determined is not the primary beneficiary, and which thus are not subject to consolidation by the company. The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received. The amount recorded as investment in this partnership at December 31, 2011 was $504,000, and is included in other assets.

On December 31, 2009, the Company entered into a limited partnership as funding investor. The partnership is a single purpose entity that is lending money to a real estate investor for the purpose of acquiring and operating a multi-tenant office building. The investment qualifies for New Market Tax Credits under Internal Revenue Code Section 45D, as amended. The Company has determined that it is the primary beneficiary of the economic risks and rewards of the VIE, and thus has consolidated the partnership’s assets and liabilities into its consolidated financial statements. The amount recorded as an investment in this partnership at December 31, 2011 was $3,403,000, of which $2,270,000 is included in loans of the Company. The remaining amount is included in other assets.

NOTE 7.             DEPOSITS

Deposits at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In Thousands)
Noninterest-bearing demand	$418,810	$250,490
Interest-bearing checking	1,325,451	1,224,244
Savings	15,638	5,493
Time	71,368	55,583
Time, $100,000 and over	312,620	222,906
	$2,143,887	$1,758,716

The scheduled maturities of time deposits at December 31, 2011 were as follows:

(In Thousands)
2012	$230,138
2013	66,036
2014	55,029
2015	6,515
2016	26,270
$383,988

At December 31, 2011 and 2010, overdraft deposits reclassified to loans were $876,000 and $1,111,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.             FEDERAL FUNDS PURCHASED

At December 31, 2011, The Company had $79.3 million in federal funds purchased from its respondent banks that are clients of its correspondent banking unit. The Company was paying an interest rate of 0.25% on these balances at December 31, 2011.

At December 31, 2011, the Company had available lines of credit totaling approximately $140 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. These lines are subject to annual renewals with varying interest rates.

NOTE 9.             OTHER BORROWINGS

The Company prepaid both of its advances from Federal Home Loan Bank (“FHLB”) during 2011, one in March and the other in June. Prepayment penalties of $738,000 were paid to the FHLB as part of these prepayments, and is included in other operating expenses.

At December 31, 2011 and 2010, the composition of other borrowings is as follows:

	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB Advances:
Fixed rate, due 2012 and 2013	$-	0.00%	$20,000	3.13%
Subordinated notes payable	4,954	8.25	4,937	8.25
Total other borrowings	$4,954	8.25%	$24,937	4.14%

NOTE 10.           JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040

On February 9, 2010 the Company established a Delaware statutory trust subsidiary, ServisFirst Capital Trust II (the “2010 Trust”), which issued 15,000 shares of its 6.0% Mandatory Convertible Trust Preferred Securities (the “Preferred Securities”) for $15,000,000, or $1,000 per Preferred Security, on March 15, 2010. The 2010 Trust simultaneously issued 50,000 shares of its common securities to the Company for a purchase price of $50,000, or $1.00 per share, which together with the Preferred Securities constitute all of the issued and outstanding securities of the 2010 Trust (collectively, the “Trust Securities”).  The 2010 Trust invested all of the proceeds from the sale of the Trust Securities in the Company’s 6.0% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due March 15, 2040 in the principal amount of $15,050,000 (the “Subordinated Debentures”).  The Preferred Securities were offered and sold to accredited investors in a private placement.

Holders of the Preferred Securities are entitled to receive distributions accruing from March 15, 2010, and payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing June 15, 2010 unless the Company defers interest payments on the Subordinated Debentures.  Distributions accrue at an annual rate equal to 6.0% of the liquidation amount of $1,000 per Preferred Security.  The rate and the distribution dates for the Preferred Securities correspond to the interest rate and payment dates on the Subordinated Debentures, which constitute substantially all the assets of the 2010 Trust.  As a result, if principal or interest is not paid on the Subordinated Debentures, no corresponding amounts will be paid on the Preferred Securities.  The 2010 Trust also pays a distribution on the common securities at an annual rate of 6.0% of the purchase price of the common securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.        JUNIOR SUBORDINATED MANDATORY CONVERTIBLE DEFERRABLE INTEREST DEBENTURES DUE MARCH 15, 2040 (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.          SUBORDINATED NOTE DUE JUNE 1, 2016 (Continued)

In addition, the Company issued to the investor a total of 15,000 warrants, each representing the right to purchase one share of the Company’s common stock for a purchase price of $25.00. Each warrant is exercisable for a period beginning upon its date of issuance and ending on June 1, 2016. The Company estimated the fair value of each warrant to be $5.41 using a Black-Scholes-Merton valuation model. This total value of $86,000 was recorded as a discount and reduced the net book value of the note to $4,914,000 with an offsetting increase to the Company’s additional paid-in capital. The discount will be amortized over a five-year period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.           PARTICIPATION IN THE SMALL BUSINESS LENDING FUND OF THE U.S. TREASURY DEPARTMENT (Continued)

The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

NOTE 13.           DERIVATIVES

Prior to 2008, the Company entered into an interest rate floor with a notional amount of $50 million in order to fix the minimum interest rate on a corresponding amount of its floating-rate loans. The interest rate floor was sold in January 2008 and the related gain of $817,000 was deferred and amortized to income over the remaining term of the original agreement which would have terminated on June 22, 2009. Gains of $272,000 and $544,000 were recognized for the years ended December 31, 2009 and 2008, respectively.

During 2010, the Company entered into an interest rate cap with a notional value of $100 million. The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”). The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in the income statement.

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2011 and 2010 were not material and have not been recorded.

NOTE 14.           EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2011, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $975,000, $713,000 and $785,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.           EMPLOYEE AND DIRECTOR BENEFITS (Continued)

On March 23, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “2009 Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan authorizes the grant of Stock Appreciation Rights, Restricted Stock, Options, Non-stock Share Equivalents, Performance Shares or Performance Units and other equity-based awards.

Both incentive stock options and non-qualified stock options may be granted under the 2009 Plan. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant. Up to 425,000 shares of common stock of the Company are available for awards under the 2009 Plan.

As of December 31, 2011, there are a total of 401,200 shares available to be granted under both of these plans.

On September 21, 2006, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 30,000 shares of our common stock for a purchase price of $15.00 per share. On November 2, 2007, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 25,000 shares of our common stock for a purchase price of $20.00 per share. These stock options are non-qualified and are not part of either of our stock incentive plans. They vest 100% in a lump sum five years after their date of grant and expire 10 years after their date of grant.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an index of approximately 84 publicly traded banks in the southeast United States. The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2011	2010	2009
Expected volatility	26.50%	26.00%	20.00%
Expected dividends	0.37%	0.00%	0.50%
Expected term (in years)	6.5	7	7
Risk-free rate	2.21%	2.10%	1.70%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $7.82, $7.91 and $5.87, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.            EMPLOYEE AND DIRECTOR BENEFITS (Continued)

The following tables summarize the status of stock options granted.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2011:
Outstanding at beginning of year	881,000	$15.65	6.9	$8,238
Granted	233,500	27.16	9.3	-
Exercised	(40,700)	10.53	3.8	792
Forfeited	-	15.00	-	-
Outstanding at end of year	1,073,800	$18.33	6.0	$12,508

Exercisable at December 31, 2011	442,940	$13.19	4.4	$7,447

Year Ended December 31, 2010:
Outstanding at beginning of year	863,500	$15.17	6.8	$8,483
Granted	37,500	25.00	9.4	-
Exercised	(10,000)	10.00	-	150
Forfeited	(10,000)	15.00	-	-
Outstanding at end of year	881,000	$15.65	6.9	$8,238

Exercisable at December 31, 2010	272,627	$11.96	5.1	$3,555

Year Ended December 31, 2009:
Outstanding at beginning of year	826,000	$14.70	7.7	$8,513
Granted	40,000	25.00	9.4	-
Exercised	-	-	-	-
Forfeited	(2,500)	15.00	-	-
Outstanding at end of year	863,500	$15.17	6.8	$8,483

Exercisable at December 31, 2009	143,530	$11.99	6.1	$1,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.            EMPLOYEE AND DIRECTOR BENEFITS (Continued)

Exercisable options at December 31, 2011 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$10.00	146,500	$10.00	3.4	$2,930
11.00	118,300	11.00	4.3	2,247
15.00	125,394	15.00	4.9	1,881
20.00	24,996	20.00	5.7	250
25.00	27,750	25.00	6.7	139
	442,940	$13.19	4.4	$7,447

As of December 31, 2011, there was $2,269,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the year ended December 31, 2011 was $588,000.

The Company granted 20,000 restricted stock awards to a key executive in October 2009, and granted 2,000 restricted stock awards to each of five employees in February 2010, for a total of 30,000 shares. The value of these awards is determined to be the current value of the Company’s stock when the awards are made, and this total value is recognized as compensation expense over the vesting period, which is five years from the date of grant. 8,000 shares of restricted stock awarded to the key executive have vested as of December 31, 2011. As of December 31, 2011, there was $437,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Bank’s organizers, it granted organizers an opportunity to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the time. The warrants fully vested on May 2, 2008, the third anniversary of the Bank’s incorporation, and will terminate on the tenth anniversary of the incorporation date. The total number of warrants outstanding at December 31, 2011 and 2010 was 40,000 and 60,000.

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

As of December 31, 2011, all warrants were fully vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.            EMPLOYEE AND DIRECTOR BENEFITS (Continued)

The following tables summarize the status of stock warrants granted under the Company’s stock-based compensation plans.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2011:
Outstanding at beginning of year	60,000	$10.00	4.3	$900
Granted	-	-	-	-
Exercised	(20,000)	10.00	3.4	400
Forfeited	-	-	-	-
Outstanding at end of year	40,000	10.00	3.4	$800

Exercisable at December 31, 2011	40,000	$10.00	3.4	$800

Year Ended December 31, 2010:
Outstanding at beginning of year	60,000	$10.00	5.3	$900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	4.3	$900

Exercisable at December 31, 2010	60,000	$10.00	4.3	$900

Year Ended December 31, 2009:
Outstanding at beginning of year	60,000	$10.00	6.3	$900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	60,000	10.00	5.3	$900

Exercisable at December 31, 2009	60,000	$10.00	5.3	$900

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Bank at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $946,000, $377,000 and $341,000 for 2011, 2010 and 2009, respectively. The Company’s board of directors approved an additional 3% match based on the profits of the Company during 2011. The expense for this additional match was $432,000, and is included in the 2011 expense above.

NOTE 15.            COMMON STOCK

During 2011, the Company completed private placements of 340,000 shares of common stock. The shares were issued and sold at $30 per share to 105 accredited investors, of which approximately 33,900 shares were purchased by directors, officers and their families, and 20 non-accredited investors. This sale of stock resulted in net proceeds of $10,159,000. This includes stock offering expenses of $33,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on this, the Bank would be limited to paying $61.0 million in dividends as of December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective. To remain categorized as well capitalized; the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            REGULATORY MATTERS (Continued)

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$246,334	12.79%	$154,094	8.00%	N/A	N/A
ServisFirst Bank	243,279	12.63%	154,070	8.00%	$192,588	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	219,350	11.39%	77,047	4.00%	N/A	N/A
ServisFirst Bank	216,295	11.23%	77,035	4.00%	115,553	6.00%
Tier I Capital to Average Assets:
Consolidated	219,350	9.17%	95,642	4.00%	N/A	N/A
ServisFirst Bank	216,295	9.06%	95,481	4.00%	119,352	5.00%

As of December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$166,850	11.82%	$112,927	8.00%	N/A	N/A
ServisFirst Bank	166,721	11.81%	112,978	8.00%	$141,222	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	144,263	10.22%	56,464	4.00%	N/A	N/A
ServisFirst Bank	144,117	10.20%	56,489	4.00%	84,733	6.00%
Tier I Capital to Average Assets:
Consolidated	144,263	7.77%	74,266	4.00%	N/A	N/A
ServisFirst Bank	144,117	7.77%	74,236	4.00%	92,795	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.            OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Other Operating Income
Gain (loss) on sale of other real estate owned	76	(203)	(441)
Credit card income	481	30	22
Increase in cash surrender value of life insurance contracts	390	-	-
Other	650	744	786
	$1,597	$571	$367

Other Operating Expenses
Postage	$194	$173	$142
Telephone	409	358	318
Data processing	2,023	1,983	1,844
Recording fees and other loan expenses	2,406	1,027	537
Supplies	356	263	319
Customer and public relations	689	477	462
Marketing	406	313	276
Sales and use tax	208	141	211
Donations and contributions	437	261	214
Directors fees	235	216	180
Prepayment penalties FHLB advances	738	-	-
Other	2,313	2,071	1,689
	$10,414	$7,283	$6,192

NOTE 18.            INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Current	$13,629	$11,570	$4,381
Deferred	(1,240)	(2,212)	(1,601)
Income tax expense	$12,389	$9,358	$2,780

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.            INCOME TAXES (Continued)

	Year Ended December 31, 2011
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$12,540	35.00%
Effect on rate of:
State income tax, net of federal tax effect	967	2.70%
Tax-exempt income, net of expenses	(875)	-2.44%
Bank owned life insurance contracts	(137)	-0.38%
Incentive stock option expense	128	0.36%
Other	(234)	-0.65%
Effective income tax and rate	$12,389	34.59%

	Year Ended December 31, 2010
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$9,355	35.00%
Effect on rate of:
State income tax, net of federal tax effect	715	2.68%
Tax-exempt income, net of expenses	(773)	-2.89%
Incentive stock option expense	144	0.54%
Other	(83)	-0.32%
Effective income tax and rate	$9,358	35.01%

	Year Ended December 31, 2009
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$2,944	34.00%
Effect on rate of:
State income tax, net of federal tax effect	214	2.47%
Tax-exempt income, net of expenses	(477)	-5.51%
Incentive stock option expense	224	2.59%
Other	(125)	-1.44%
Effective income tax and rate	$2,780	32.11%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.            INCOME TAXES (Continued)

The components of net deferred tax asset are as follows:

	December 31,
	2011	2010	2009
	(In Thousands)
Other real estate	$452	$646	$411
Start-up costs	115	127	141
Net unrealized (gains) losses on securities available for sale and cash flow hedge	(4,220)	(1,528)	(810)
Depreciation	(489)	(206)	(304)
Deferred loan fees	(176)	(72)	106
Allowance for loan losses	8,509	6,974	5,419
Nonqualified equity awards	436	194	27
Other	287	231	(118)
Net deferred income tax assets	$4,914	$6,366	$4,872

The Company believes its net deferred tax asset is recoverable as of December 31, 2011 based on the expectation of future taxable income and other relevant considerations.

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on derecognition, measurement and classification of income tax uncertainties in interim periods. As of December 31, 2011, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2012 related to any tax positions taken prior to December 31, 2011. As of December 31, 2011, the Company has accrued no interest or penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties, if any, related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal, State of Alabama and State of Florida income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011. The Company is also currently open to audit by the State of Alabama for the years ended December 31, 2009 through 2011, and open to audit by the state of Florida for the year ended 31, 2011, as we opened our first office in the State of Florida in 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.            COMMITMENTS AND CONTINGENCIES (Continued)

	2011	2010	2009
	(In Thousands)
Commitments to extend credit	$697,939	$538,719	$409,760
Credit card arrangements	19,686	17,601	19,059
Standby letters of credit and
financial guarantees	42,937	47,103	39,205
Total	$760,562	$603,423	$468,024

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

The Company’s loan portfolio is primarily concentrated in loans secured by real estate, of which 54% is secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the other real estate owned is located in that same market. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.            EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Years Ended December 31,
	2011	2010	2009
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	5,759,524	5,519,151	5,485,972
Net income available to common stockholders	$23,238	$17,378	$5,878
Basic earnings per common share	$4.03	$3.15	$1.07

Weighted average common shares outstanding	5,759,524	5,519,151	5,485,972
Dilutive effects of assumed conversions and exercise of stock options and warrants	989,639	775,453	301,671
Weighted average common and dilutive potential common shares outstanding	6,749,163	6,294,604	5,787,643
Net income available to common stockholders	$23,238	$17,378	$5,878
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	$568	$473	$-
Net income availabe to common stockholders, adjusted for effect of debt conversion	$23,806	$17,851	$5,878
Diluted earnings per common share	$3.53	$2.84	$1.02

NOTE 22.            RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2011 and 2010 in the amount of $9,047,000 and $6,825,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT

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

Securities – where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT (Continued)

Impaired Loans- Loans are considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Impaired Loans, when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent. Impaired loans are subject to nonrecurring fair value adjustment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $5,419,000 and $7,878,000 during the years ended December 31, 2011 and 2010, respectively. Impaired loans measured at fair value on a nonrecurring basis are classified within Level 3 of the hierarchy.

Other real estate owned – Other real estate assets (“OREO”) acquired through, or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. The amount charged to earnings was $266,000 and $1,252,000 for 2011 and 2010, respectively. These charges were for write-downs in the value of OREO and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT (Continued)

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S Treasury and government agencies	$-	$99,622	$-	$99,622
Mortgage-backed securities	-	92,580	-	92,580
State and municipal securities	-	100,526	-	100,526
Corporate debt	-	1,081	-	1,081
Interest rate swap agreements	-	617	-	617
Interest rate cap	-	9	-	9
Total assets at fair value	$-	$294,435	$-	$294,435

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$617	$-	$617

		Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S Treasury and government agencies	$-	$92,294	$-	$92,294
Mortgage-backed securities	-	104,224	-	104,224
State and municipal securities	-	78,266	-	78,266
Corporate debt	-	2,175	-	2,175
Interest rate swap agreements	-	803	-	803
Interest rate cap	-	115	-	115
Total assets at fair value	$-	$277,877	$-	$277,877

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$803	$-	$803

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT (Continued)

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$33,072	$33,072
Other real estate owned	-	-	12,275	12,275
Total assets at fair value	$-	$-	$45,347	$45,347

		Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$35,183	$35,183
Other real estate owned	-	-	6,966	6,966
Total assets at fair value	$-	$-	$42,149	$42,149

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.            FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$242,933	$242,933	$231,978	$231,978
Investment securities available for sale	293,809	293,809	276,959	276,959
Investment securities held to maturity	15,209	15,999	5,234	4,963
Restricted equity securities	3,501	3,501	3,510	3,510
Mortgage loans held for sale	17,859	17,859	7,875	7,875
Loans, net	1,808,712	1,811,612	1,376,741	1,388,154
Accrued interest and dividends receivable	8,192	8,192	6,990	6,990
Bank owned life insurance contracts	40,390	40,390	-	-
Derivative	626	626	918	918

Financial Liabilities:
Deposits	$2,143,887	$2,150,308	$1,758,716	$1,761,906
Borrowings	4,954	5,377	24,937	25,717
Trust preferred securities	30,514	27,402	30,420	27,989
Accrued interest payable	945	945	898	898
Derivative	617	617	803	803

NOTE 24.            PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of ServisFirst Bancshares, Inc. as of December 31, 2011 and 2010 and the condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.            PARENT COMPANY FINANCIAL INFORMATION (Continued)

BALANCE SHEETS DECEMBER 31, 2011 AND 2010

(In Thousands)

	2011	2010
ASSETS
Cash & due from banks	$2,908	$51
Investment in subsidiary	223,753	146,954

Other assets	293	660
Total assets	$226,954	$147,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings	$30,514	$30,420
Other liabilities	148	145
Total liabilities	30,662	30,565
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2011 and no shares authorized, issued and outstanding at December 31, 2010	39,958	-
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,932,182 shares issued and outstanding at December 31, 2011 and 5,527,482 shares issued and outstanding at December 31, 2010	6	6
Paid in capital	87,805	75,914
Retained earnings	61,581	38,343
Accumulated other comprehensive income	6,942	2,837
Total stockholders' equity	196,292	117,100
Total liabilites and stockholders' equity	$226,954	$147,665

STATEMENTS OF INCOME

(In Thousands)

	2011	2010	2009
Income:
Dividends received from subsidiary	$800	$1,230	$325
Other income	43	42	40
Total income	843	1,272	365
Expense:
Interest on borrowings	2,345	2,236	1,401
Other operating expenses	291	295	304
Total expenses	2,636	2,531	1,705
Loss before income tax benefit & equity in undistributed earnings of subsidiary	(1,793)	(1,259)	(1,340)
Income tax benefit	(976)	(924)	(614)
Loss before equity in undistributed earnings earnings of subsidiary	(817)	(335)	(726)
Equity in undistributed earnings of subsidiary	24,255	17,713	6,604
Net income	23,438	17,378	5,878
Dividends on preferred stock	200	-	-
Net income available to common stockholders	$23,238	$17,378	$5,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.            PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$23,438	$17,378	$5,878
Adjustments to reconcile net income to net cash used in operating activities:
Other	(50)	241	260
Equity in undistributed earnings of subsidiary	(24,255)	(17,713)	(6,604)
Net used in operating activities	(867)	(94)	(466)
INVESTMENT ACTIVITIES
Investment in subsidiary	(46,200)	(15,000)	(3,479)
Net cash used in investment activities	(46,200)	(15,000)	(3,479)
FINANCING ACTIVITIES
Proceeds from other borrowings	-	-	-
Repayment of borrowings	-	-	-
Proceeds from issuance of trust preferred securities	-	15,050	-
Proceeds from issuance of preferred stock	39,958	-	-
Proceeds from issuance of common stock	10,166	-	3,479
Dividends on preferred stock	(200)	-	-
Net cash provided by financing activities	49,924	15,050	3,479
Increase (decrease) in cash & cash equivalents	2,857	(44)	$(466)
Cash & cash equivalents at beginning of year	51	95	561
Cash & cash equivalents at end of year	$2,908	$51	$95

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2011 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$20,961	$22,080	$23,312	$25,058
Interest expense	3,985	4,032	4,093	3,970
Net interest income	16,976	18,048	19,219	21,088
Provision for loan losses	2,231	1,494	2,740	2,507
Net income available to common stockholders	4,871	5,845	6,035	6,487
Net income per common share, basic	$0.88	$1.02	$1.03	$1.10
Net income per common share, diluted	$0.77	$0.89	$0.90	$0.97

	2010 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$18,502	$18,996	$19,959	$20,689
Interest expense	3,596	3,688	3,972	4,004
Net interest income	14,906	15,308	15,987	16,685
Provision for loan losses	2,538	2,537	2,537	2,738
Net income available to common stockholders	4,013	4,021	4,799	4,545
Net income per common share, basic	$0.73	$0.73	$0.87	$0.82
Net income per common share, diluted	$0.69	$0.65	$0.77	$0.73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

At the 2011 Annual Meeting of Stockholders, the board of directors recommended, and 98% of the shares represented at the meeting voted in favor of, advisory say-on-pay votes at each annual meeting of stockholders. The board of directors has determined that it will hold the say-on-pay advisory vote at each annual meeting of stockholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Shareholders.

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

G. Carlton Barker – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustee.

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

Rex D. McKinney – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is on the Membership Committee and a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, Board Member and Finance Committee Member for the United Way of Escambia County, Finance Committee Member for Christ Episcopal Church, Finance Committee Member for the Pensacola Country Club, Member of the Irish Politicians Club, and Board Member of the Order of Tristan.

ITEM 11. EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements are filed as a part of this registration statement:

(b)	The following exhibits are furnished with this registration statement.

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Certain provisions from the Certificate of Incorporation (1)

4.3	Revised Form of Common Stock Certificate (2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008 (3)

4.5	Indenture dated September 2, 2008 (3)

4.6	Guarantee Agreement dated September 2, 2008 (3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008 (3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016 (6)

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009 (6)

4.10	Amended and Restated Trust Agreement of ServisFirst Capital Trust II, dated March 15, 2010 (7)

4.11	Indenture, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.12	Preferred Securities Guaranty Agreement, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.13	Small Business Fund – Securities Purchase Agreement dated June 21, 2011 between the Secretary of the Treasury and ServisFirst Bancshares, Inc. (8)

4.14	Certificate of Designation of Senior Non-cumulative Perpetual Preferred Stock, Series A of ServisFirst Bancshares, Inc. (8)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (4)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (5)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Mauldin & Jenkins

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

(8) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s current report on Form 8-K dated June 21, 2011, and incorporated herein by reference.

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

Dated: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 7, 2012
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 7, 2012
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 7, 2012
Stanley M. Brock

*	Director	March 7, 2012
Michael D. Fuller

*	Director	March 7, 2012
James J. Filler

*	Director	March 7, 2012
Joseph R. Cashio

*	Director	March 7, 2012
Hatton C. V. Smith

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above ad on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Certain provisions from the Certificate of Incorporation (1)

4.3	Revised Form of Common Stock Certificate (2)

4.4	Amended and Restated Trust Agreement of ServisFirst Capital Trust I dated September 2, 2008 (3)

4.5	Indenture dated September 2, 2008 (3)

4.6	Guarantee Agreement dated September 2, 2008 (3)

4.7	Form of Common Stock Purchase Warrant dated September 2, 2008 (3)

4.8	ServisFirst Bank 8.5% Subordinated Note due June 1, 2016 (6)

4.9	Warrant to Purchase Shares of Common Stock dated June 23, 2009 (6)

4.10	Amended and Restated Trust Agreement of ServisFirst Capital Trust II, dated March 15, 2010 (7)

4.11	Indenture, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.12	Preferred Securities Guaranty Agreement, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (7)

4.13	Small Business Fund – Securities Purchase Agreement dated June 21, 2011 between the Secretary of the Treasury and ServisFirst Bancshares, Inc. (8)

4.14	Certificate of Designation of Senior Non-cumulative Perpetual Preferred Stock, Series A of ServisFirst Bancshares, Inc. (8)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee dated May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III dated June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (4)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (5)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Mauldin & Jenkins

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

(8) Previously filed as an exhibit to ServisFirst Bancshares, Inc.’s current report on Form 8-K dated June 21, 2011, and incorporated herein by reference.

* Management contract or compensatory plan arrangements.

