Form 10-Q
period 2012-03-31
ServisFirst Bancshares, Inc.
filed 2012-05-01
CIK 1430723

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2012
Common stock, $.001 par value	5,966,418

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS MARCH 31, 2012 AND DECEMBER 31, 2011

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$37,819	$43,018
Interest-bearing balances due from depository institutions	99,762	99,350
Federal funds sold	90,892	100,565
Cash and cash equivalents	228,473	242,933
Available for sale debt securities, at fair value	296,224	293,809
Held to maturity debt securities (fair value of $17,156 and $15,999 at March 31, 2012 and December 31, 2011, respectively)	16,214	15,209
Restricted equity securities	4,288	3,501
Mortgage loans held for sale	12,611	17,859
Loans	1,918,636	1,830,742
Less allowance for loan losses	(23,662)	(22,030)
Loans, net	1,894,974	1,808,712
Premises and equipment, net	4,435	4,591
Accrued interest and dividends receivable	7,975	8,192
Deferred tax assets	6,185	4,914
Other real estate owned	11,637	12,275
Bank owned life insurance contracts	40,780	40,390
Other assets	7,688	8,400
Total assets	$2,531,484	$2,460,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$432,418	$418,810
Interest-bearing	1,756,958	1,725,077
Total deposits	2,189,376	2,143,887
Federal funds purchased	93,385	79,265
Other borrowings	4,958	4,954
Trust preferred securities	30,514	30,514
Accrued interest payable	1,016	945
Other liabilities	6,851	4,928
Total liabilities	2,326,100	2,264,493
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized,40,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	39,958	39,958
Preferred stock, undesignated, par value $.001 per share; 1,000,000 shares authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized; 5,965,182 shares issued and outstanding at March 31, 2012 and 5,932,182 shares issued and outstanding at December 31, 2011	6	6
Additional paid-in capital	88,525	87,805
Retained earnings	69,737	61,581
Accumulated other comprehensive income	7,158	6,942
Total stockholders' equity	205,384	196,292
Total liabilities and shareholders' equity	$2,531,484	$2,460,785

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$23,325	$18,621
Taxable securities	1,337	1,542
Nontaxable securities	782	714
Federal funds sold	53	36
Other interest and dividends	74	48
Total interest income	25,571	20,961
Interest expense:
Deposits	3,122	3,134
Borrowed funds	711	851
Total interest expense	3,833	3,985
Net interest income	21,738	16,976
Provision for loan losses	2,383	2,231
Net interest income after provision for loan losses	19,355	14,745
Noninterest income:
Service charges on deposit accounts	601	567
Mortgage banking	972	351
Securities gains	-	143
Other operating income	696	210
Total noninterest income	2,269	1,271
Noninterest expenses:
Salaries and employee benefits	5,165	4,214
Equipment and occupancy expense	935	886
Professional services	332	240
FDIC and other regulatory assessments	390	750
OREO expense	137	254
Other operating expenses	2,072	2,253
Total noninterest expenses	9,031	8,597
Income before income taxes	12,593	7,419
Provision for income taxes	4,337	2,548
Net income	8,256	4,871
Preferred stock dividends	100	-
Net income available to common stockholders	$8,156	$4,871

Basic earnings per common share	$1.37	$0.88

Diluted earnings per common share	$1.20	$0.77

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$8,256	$4,871
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $67 and $164 for 2012 and 2011, respectively	216	305
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $50	-	(93)
Other comprehensive income, net of tax	216	212
Comprehensive income	$8,472	$5,083

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2011	$39,958	$6	$87,805	$61,581	$6,942	$196,292
Preferred dividends paid	-	-	-	(100)	-	(100)
Exercise 33,000 stock options, including tax benefit	-	-	461	-	-	461
Other comprehensive income	-	-	-	-	216	216
Stock-based compensation expense	-	-	259	-	-	259
Net income	-	-	-	8,256	-	8,256
Balance, March 31, 2012	$39,958	$6	$88,525	$69,737	$7,158	$205,384

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands) (Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income	$8,256	$4,871
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(905)	(1,053)
Provision for loan losses	2,383	2,231
Depreciation and amortization	301	266
Net amortization of investments	266	128
Market value adjustment of interest rate cap	7	61
Decrease (increase) in accrued interest and dividends receivable	217	(368)
Stock-based compensation expense	259	225
Increase (decrease) in accrued interest payable	71	(34)
Proceeds from sale of mortgage loans held for sale	62,699	36,196
Originations of mortgage loans held for sale	(56,479)	(30,975)
Gain on sale of securities available for sale	-	(143)
Gain on sale of mortgage loans held for sale	(972)	(351)
Net loss (gain) on sale of other real estate owned	67	(32)
Write down of other real estate owned	50	85
Decrease in special prepaid FDIC insurance assessments	354	611
Increase in cash surrender value of life insurance contracts	(390)	-
Net change in other assets, liabilities, and other operating activities	2,278	(1,436)
Net cash provided by operating activities	18,462	10,282
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(20,025)	(17,011)
Proceeds from maturities, calls and paydowns of securities available for sale	17,194	7,758
Purchase of securities held to maturity	(1,063)	(8,709)
Proceeds from maturities, calls and paydowns of securities held to maturity	58	4
Increase in loans	(88,925)	(79,640)
Purchase of premises and equipment	(145)	(489)
Purchase of restricted equity securities	(787)	(543)
Proceeds from sale of securities available for sale	-	48,950
Proceeds from sale of other real estate owned and repossessions	801	1,590
Net cash used in investing activities	(92,892)	(48,090)
Net increase in noninterest-bearing deposits	13,608	11,144
Net increase (decrease) in interest-bearing deposits	31,881	(77,360)
Net increase in federal funds purchased	14,120	-
Proceeds from sale of common stock, net	461	-
Repayment of other borrowings	-	(10,000)
Dividends on preferred stock	(100)	-
Net cash provided by (used in) financing activities	59,970	(76,216)

Net decrease in cash and cash equivalents	(14,460)	(114,024)

Cash and cash equivalents at beginning of year	242,933	231,978

Cash and cash equivalents at end of year	$228,473	$117,954

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$3,762	$4,019
Income taxes	1,100	3,600
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	-	417
Other real estate acquired in settlement of loans	$304	$1,900
Internally financed sales of other real estate owned	24	-

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2011.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants, as well as the potential common stock issuable upon possible conversion of the Company’s 6.0% Mandatory Convertible Trust Preferred Securities issued in February 2010.

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	5,946,006	5,527,482
Net income available to common stockholders	$8,156	$4,871
Basic earnings per common share	$1.37	$0.88

Weighted average common shares outstanding	5,946,006	5,527,482
Dilutive effects of assumed conversions and exercise of stock options and warrants	967,863	986,621
Weighted average common and dilutive potential common shares outstanding	6,913,869	6,514,103
Net income, available to common stockholders	$8,156	$4,871
Effect of interest expense on covertible debt, net of tax and discretionary expenditures related to conversion	$142	$146
Net income available to common stockholders, adjusted for effect of debt conversion	$8,298	$5,017
Diluted earnings per common share	$1.20	$0.77

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market Value
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$86,658	$1,357	$(27)	$87,988
Mortgage-backed securities	92,071	4,494	(44)	96,521
State and municipal securities	100,745	5,266	(82)	105,929
Corporate debt	5,738	63	(15)	5,786
Total	$285,212	$11,180	$(168)	$296,224
Securities Held to Maturity
Mortgage-backed securities	$10,680	$480	$(7)	$11,153
State and municipal securities	5,534	469	-	6,003
Total	$16,214	$949	$(7)	$17,156

December 31, 2011
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$98,169	$1,512	$(59)	$99,622
Mortgage-backed securities	88,118	4,462	-	92,580
State and municipal securities	95,331	5,230	(35)	100,526
Corporate debt	1,029	52	-	1,081
Total	$282,647	$11,256	$(94)	$293,809
Securities Held to Maturity
Mortgage-backed securities	$9,676	$410	$-	$10,086
State and municipal securities	5,533	380	-	5,913
Total	$15,209	$790	$-	$15,999

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, respectively. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012. There were no other-than-temporary impairments at March 31, 2012 or December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2012
U.S. Treasury and government sponsored agencies	$(27)	$10,552	$-	$-	$(27)	$10,552
Mortgage-backed securities	(51)	10,807	-	-	(51)	10,807
State and municipal securities	(82)	6,712	-	-	(82)	6,712
Corporate debt	(15)	3,736	-	-	(15)	3,736
Total	$(175)	$31,807	$-	$-	$(175)	$31,807

December 31, 2011
U.S. Treasury and government sponsored agencies	$(59)	$15,074	$-	$-	$(59)	$15,074
State and municipal securities	(35)	4,559	-	-	(35)	4,559
Corporate debt	-	-	-	-	-	-
Total	$(94)	$19,633	$-	$-	$(94)	$19,633
10

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Dollars In Thousands)
Commercial, financial and agricultural	$826,371	$799,464
Real estate - construction	148,371	151,218
Real estate - mortgage:
Owner-occupied commercial	455,309	398,601
1-4 family mortgage	212,972	205,182
Other mortgage	232,986	235,251
Subtotal: Real estate - mortgage	901,267	839,034
Consumer	42,627	41,026
Total Loans	1,918,636	1,830,742
Less: Allowance for loan losses	(23,662)	(22,030)
Net Loans	$1,894,974	$1,808,712

Commercial, financial and agricultural	43.08%	43.67%
Real estate - construction	7.73%	8.26%
Real estate - mortgage:
Owner-occupied commercial	23.73%	21.77%
1-4 family mortgage	11.10%	11.21%
Other mortgage	12.14%	12.85%
Subtotal: Real estate - mortgage	46.97%	45.83%
Consumer	2.22%	2.24%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2012 and December 31, 2011 were as follows:

		Special
March 31, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$807,792	$12,665	$5,914	$-	$826,371
Real estate - construction	113,990	10,398	23,983	-	148,371
Real estate - mortgage:
Owner-occupied
commercial	442,967	6,807	5,535	-	455,309
1-4 family mortgage	202,090	5,494	5,388	-	212,972
other mortgage	222,630	6,975	3,381	-	232,986
Total real estate mortgage	867,687	19,276	14,304	-	901,267
Consumer	41,959	91	577	-	42,627
Total	$1,831,428	$42,430	$44,778	$-	$1,918,636

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$780,270	$11,775	$7,419	$-	$799,464
Real estate - construction	117,244	14,472	19,502	-	151,218
Real estate - mortgage:
Owner-occupied
commercial	385,084	7,333	6,184	-	398,601
1-4 family mortgage	194,447	4,835	5,900	-	205,182
other mortgage	224,807	7,034	3,410	-	235,251
Total real estate mortgage	804,338	19,202	15,494	-	839,034
Consumer	40,353	96	577	-	41,026
Total	$1,742,205	$45,545	$42,992	$-	$1,830,742

Loans by performance status as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$825,184	$1,187	$826,371
Real estate - construction	138,448	9,923	148,371
Real estate - mortgage:
Owner-occupied
commercial	452,353	2,956	455,309
1-4 family mortgage	212,717	255	212,972
other mortgage	232,293	693	232,986
Total real estate mortgage	897,363	3,904	901,267
Consumer	42,252	375	42,627
Total	$1,903,247	$15,389	$1,918,636

December 31, 2011	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$798,285	$1,179	$799,464
Real estate - construction	141,155	10,063	151,218
Real estate - mortgage:
Owner-occupied
commercial	397,809	792	398,601
1-4 family mortgage	204,512	670	205,182
other mortgage	234,558	693	235,251
Total real estate mortgage	836,879	2,155	839,034
Consumer	40,651	375	41,026
Total	$1,816,970	$13,772	$1,830,742

Loans by past due status as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$248	$-	$-	$248	$1,187	$824,936	$826,371
Real estate - construction	1,179	-	-	1,179	9,923	137,269	148,371
Real estate - mortgage:
Owner-occupied
commercial	-	-	-	-	2,956	452,353	455,309
1-4 family mortgage	-	374	-	374	255	212,343	212,972
Other mortgage	-	-	-	-	693	232,293	232,986
Total real estate -
mortgage	-	374	-	374	3,904	896,989	901,267
Consumer	5	-	-	5	375	42,247	42,627
Total	$1,432	$374	$-	$1,806	$15,389	$1,901,441	$1,918,636

December 31, 2011	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$-	$-	$-	$-	$1,179	$798,285	$799,464
Real estate - construction	2,234	-	-	2,234	10,063	138,921	151,218
Real estate - mortgage:
Owner-occupied
commercial	-	-	-	-	792	397,809	398,601
1-4 family mortgage	2,107	-	-	2,107	670	202,405	205,182
Other mortgage	-	-	-	-	693	234,558	235,251
Total real estate - mortgage	2,107	-	-	2,107	2,155	834,772	839,034
Consumer	-	84	-	84	375	40,567	41,026
Total	$4,341	$84	$-	$4,425	$13,772	$1,812,545	$1,830,742
14

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The unallocated portion of the reserve is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. The unallocated portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of March 31, 2012 and December 31, 2011. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Unallocated	Total
	(In Thousands)
	Three Months Ended March 31, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Chargeoffs	(287)	(417)	(60)	(92)	-	(856)
Recoveries	100	-	2	3	-	105
Provision	185	1,482	656	68	(8)	2,383
Balance at March 31, 2012	$6,625	$7,607	$3,893	$510	$5,027	$23,662

	Three Months Ended March 31, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Chargeoffs	(549)	(300)	-	(325)	-	(1,174)
Recoveries	-	90	1	1	-	92
Provision	1,442	122	225	16	426	2,231
Balance at March 31, 2011	$6,241	$6,285	$2,669	$441	$3,590	$19,226

	As of March 31, 2012
Individually Evaluated for Impairment	$857	$3,246	$1,291	$325	$-	$5,719
Collectively Evaluated for Impairment	5,768	4,361	2,602	185	5,027	17,943

Loans:
Ending Balance	$826,371	$148,371	$901,267	$42,627	-	$1,918,636
Individually Tested for Impairment	4,267	22,350	13,680	548	-	40,845
Collectively Evaluated for Impairment	822,104	126,021	887,587	42,079	-	1,877,791

	As of December 31, 2011
	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Unallocated	Total

Allowance for loan losses:	$6,627	$6,542	$3,295	$531	$5,035	$22,030

Individually Evaluated for Impairment	$1,382	$1,533	$941	$325	$-	$4,181
Collectively Evaluated for Impairment	5,245	5,009	2,354	206	5,035	17,849

Loans:
Ending Balance	$799,464	$151,218	$839,034	$41,026	-	$1,830,742
Individually Evaluated for Impairment	5,578	16,262	14,866	547	-	37,253
Collectively Evaluated for Impairment	793,886	134,956	824,168	40,479	-	1,793,489

The following table presents details of the Company’s impaired loans as of March 31, 2012 and December 31, 2011, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2012
				For the three months ended March 31, 2012
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,234	$1,487	$-	$1,266	$7
Real estate - construction	11,520	13,310	-	12,019	72
Real estate - mortgage:
Owner-occupied commercial	2,178	2,178	-	2,186	67
1-4 family mortgage	438	438	-	438	2
Other mortgage	2,831	2,831	-	2,835	35
Total real estate - mortgage	5,447	5,447	-	5,459	104
Consumer	173	173	-	173	2
Total with no allowance recorded	18,374	20,417	-	18,917	185

With an allowance recorded:
Commercial, financial and agricultural	3,033	3,033	857	3,049	42
Real estate - construction	10,830	11,208	3,246	10,794	59
Real estate - mortgage:
Owner-occupied commercial	3,182	3,182	103	3,187	(21)
1-4 family mortgage	4,740	4,740	1,077	4,740	37
Other mortgage	311	311	111	316	5
Total real estate - mortgage	8,233	8,233	1,291	8,243	21
Consumer	375	625	325	375	-
Total with allowance recorded	22,471	23,099	5,719	22,461	122

Total Impaired Loans:
Commercial, financial and agricultural	4,267	4,520	857	4,315	49
Real estate - construction	22,350	24,518	3,246	22,813	131
Real estate - mortgage:
Owner-occupied commercial	5,360	5,360	103	5,373	46
1-4 family mortgage	5,178	5,178	1,077	5,178	39
Other mortgage	3,142	3,142	111	3,151	40
Total real estate - mortgage	13,680	13,680	1,291	13,702	125
Consumer	548	798	325	548	2
Total impaired loans	$40,845	$43,516	$5,719	$41,378	$307

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial
and agricultural	$1,264	$1,264	$-	$1,501	$74
Real estate - construction	11,583	12,573	-	10,406	226
Real estate - mortgage:
Owner-occupied commercial	2,493	2,493	-	2,523	153
1-4 family mortgage	1,293	1,293	-	1,241	44
Other mortgage	2,837	2,837	-	2,746	162
Total real estate - mortgage	6,623	6,623	-	6,510	359
Consumer	173	173	-	173	6
Total with no allowance recorded	19,643	20,633	-	18,590	665

With an allowance recorded:
Commercial, financial
and agricultural	4,314	4,314	1,382	4,156	226
Real estate - construction	4,679	4,679	1,482	3,987	94
Real estate - mortgage:
Owner-occupied commercial	3,515	3,515	88	3,504	365
1-4 family mortgage	4,397	4,397	904	4,484	198
Other mortgage	331	331	-	337	22
Total real estate - mortgage	8,243	8,243	992	8,325	585
Consumer	374	624	325	425	-
Total with allowance recorded	17,610	17,860	4,181	16,893	905

Total Impaired Loans:
Commercial, financial
and agricultural	5,578	5,578	1,382	5,657	300
Real estate - construction	16,262	17,252	1,482	14,393	320
Real estate - mortgage:
Owner-occupied commercial	6,008	6,008	88	6,027	518
1-4 family mortgage	5,690	5,690	904	5,725	242
Other mortgage	3,168	3,168	-	3,083	184
Total real estate - mortgage	14,866	14,866	992	14,835	944
Consumer	547	797	325	598	6
Total impaired loans	$37,253	$38,493	$4,181	$35,483	$1,570

Troubled Debt Restructurings (“TDR”) at March 31, 2012, December 31, 2011 and March 31, 2011 totaled $8.3 million, $4.5 million and $6.7 million, respectively. At March 31, 2012, the Company had a related allowance for loan losses of $858,000 allocated to these TDRs, compared to $439,000 at December 31, 2011 and $564,000 at March 31, 2011. The Company had 3 TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. All other loans classified as TDRs as of March 31, 2012 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of March 31, 2012 and March 31, 2011.

	March 31, 2012			March 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,318	$1,318	11	$3,351	$3,351
Real estate – construction	10	2,140	2,140	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3	2,785	2,785	2	3,029	3,029
1-4 family mortgage	5	1,705	1,705	1	344	344
Other mortgage	1	311	311	-	-	-
Total real estate mortgage	9	4,801	4,801	3	3,373	3,373
Consumer	-	-	-	-	-	-
	21	$8,259	$8,259	14	$6,724	$6,724

	Number of	Recorded		Number of	Recorded
	Contracts	Investment		Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and agricultural	-	$-		-	$-
Real estate - construction	-	-		-	-
Real estate - mortgage:
Owner-occupied commercial	3	2,785		-	-
1-4 family mortgage	-	-		-	-
Other mortgage	-	-		-	-
Total real estate - mortgage	3	2,785		-	-
Consumer	-	-		-	-
	3	2,785		-	-

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2012, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $259,000 for the three months ended March 31, 2012 and $225,000 and for the three months ended March 31, 2011.

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

	2012	2011
Expected volatility	20.00%	29.00%
Expected dividends	-%	0.50%
Expected term (in years)	5 years	7 years
Risk-free rate	0.92%	2.70%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 and March 31, 2011 was $5.89 and $8.54, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2012 and March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2012:
Outstanding at January 1, 2012	1,073,800	$18.33	6.0	$12,508
Granted	25,000	30.00	9.9	-
Exercised	(33,000)	11.03	3.8	626
Outstanding at March 31, 2012	1,065,800	18.84	5.9	$11,892

Exercisable at March 31, 2012	411,940	$13.37	4.2	$6,851

Three Months Ended March 31, 2011:
Outstanding at January 1, 2011	881,000	$15.65	6.9	$8,238
Granted	166,500	26.05	9.9	-
Outstanding at March 31, 2011	1,047,500	17.30	6.4	$13,301

Exercisable at March 31, 2011	299,459	$12.75	5.0	$5,165

As of March 31, 2012, there was $2,195,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 5.9 years.

Restricted Stock

The Company has issued restricted stock to a certain executive officer and five other employees, and currently has 22,000 non-vested shares issued. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of March 31, 2012, there was $399,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.7 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. These warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank. The warrants were fully vested three years after their grant date and will terminate on the tenth anniversary of the incorporation date. 20,000 of these warrants were exercised in 2011, leaving 40,000 outstanding at March 31, 2012.

The Company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with the trust preferred securities issued by the Company’s statutory trust subsidiary, ServisFirst Capital Trust I.

The Company issued warrants for 15,000 shares of common stock at a price of $25 per share in the second quarter of 2009. These warrants were issued in connection with the issuance and sale of the Bank’s 8.25% Subordinated Note due June 1, 2016.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of March 31, 2012, the Company was party to two swaps with notional amounts totaling approximately $11.4 million with customers, and two swaps with notional amounts totaling approximately $11.4 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded the value of these swaps at $557,000 in offsetting entries in other assets and other liabilities.

During 2010, the Company entered into an interest rate cap with a notional value of $100 million. The cap has a strike rate of 2.00% and is indexed to the three-month London Interbank Offered Rate (“LIBOR”). The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in the income statement.

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of March 31, 2012 and December 31, 2011 were not material.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets. The amendments in this ASU are effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occurred on or after the effective date. The Company adopted these amendments, but they had no impact on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which outlines the collaborative effort of the FASB and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments became effective for interim and annual periods beginning after December 31, 2011. The Company adopted these amendments, while they had no impact on the Company’s financial position or results of operations, they did add additional fair value disclosures. See Note 9.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption by the Company of this update had no impact on its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of other accumulated comprehensive income in ASU 2011-05, until the FASB is able to reconsider those requirements. All other requirements of ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011, which coincide with the effective dates of the requirements in ASU 2011-05 amended by this update. The Company has evaluated the impact of this update on its financial statements and determined there will be no change.

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

Interest Rate Swap Agreements. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy. These fair value estimations include primarily market observable inputs such as yield curves and option volatilities, and include the value associated with counterparty credit risk.

Interest Rate Cap. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the hierarchy. These fair value estimations include primarily market observable inputs such as yield curves and option volatilities.

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral, less cost to sell, if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,387,000 during the three months ended March 31, 2012, and $1,628,000 during the three months ended March 31, 2011.

Other real estate owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $117,000 was recognized during the three months ended March 31, 2012, and $53,000 during the three months ended March 31, 2011. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$87,988	$-	$87,988
Mortgage-backed securities	-	96,521	-	96,521
State and municipal securities	-	105,929	-	105,929
Corporate debt	-	5,786	-	5,786
Interest rate swap agreements	-	557	-	557
Interest rate cap	-	2	-	2
Total assets at fair value	-	296,783	-	296,783

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$557	$-	$557

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$99,622	$-	$99,622
Mortgage-backed securities	-	92,580	-	92,580
State and municipal securities	-	100,526	-	100,526
Corporate debt	-	1,081	-	1,081
Interest rate swap agreements	-	617	-	617
Interest rate cap	-	9	-	9
Total assets at fair value	-	294,435	-	294,435

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$617	$-	$617
25

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$35,126	$35,126
Other real estate owned and repossessed assets	-	-	11,637	11,637
Total assets at fair value	$-	$-	$46,763	$46,763

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$33,072	$33,072
Other real estate owned	-	-	12,275	12,275
Total assets at fair value	$-	$-	$45,347	$45,347

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

Investment securities: Fair values for investment securities held to maturity are generally based on prices provided by independent pricing services. Management evaluates the reasonableness of prices provided by such services, as well as their underlying pricing methodologies. These measurements are classified within Level 2 of the fair value hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available.

Restricted equity securities: Fair values for other investments are considered to be their cost.

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The method of estimating fair value does not incorporate the exit-price concept of fair value as prescribed by ASC 820 and generally produces a higher value than an exit-price approach. The measurement of the fair value of loans is classified within Level 3 of the fair value hierarchy.

Mortgage loans held for sale: Loans are committed to be delivered to investors on a “best efforts delivery” basis within 30 days of origination. Due to this short turn-around time, the carrying amounts of the Company’s agreements approximate their fair values.

Derivatives: The fair values of the derivative agreements are estimated by a third party using inputs that are observable or can be corroborated by observable market data, and are therefore classified within Level 2 of the fair value hierarchy.

Accrued interest and dividends receivable: The carrying amount of accrued interest and dividends receivable approximates its fair value.

Bank owned Life Insurance Contracts: The carrying amount of insurance contracts approximates their fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation using interest rates currently offered for deposits with similar remaining maturities. The fair value of the Company’s time deposits do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value. Measurements of the fair value of certificates of deposit are classified within Level 2 of the fair value hierarchy.

Federal funds purchased: The carrying amounts of federal funds purchased approximate their market value.

Borrowings: The fair values of borrowings are estimated using discounted cash flow analysis, based on interest rates currently being offered by the Federal Home Loan Bank for borrowings of similar terms as those being valued. These measurements are classified as Level 2 in the fair value hierarchy.

Trust preferred securities: The fair values of trust preferred securities are estimated using a discounted cash flow analysis, based on interest rates currently being offered on the best alternative debt available at the measurement date. These measurements are classified as Level 2 in the fair value hierarchy.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

Loan commitments: The fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance-sheet financial instruments consists of non-fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Cash and cash equivalents	$228,473	$228,473	$242,933	$242,933
Investment securities available for sale	285,212	296,224	282,647	293,809
Investment securities held to maturity	16,214	17,156	15,209	15,999
Restricted equity securities	4,288	4,288	3,501	3,501
Mortgage loans held for sale	12,611	12,611	17,859	17,859
Accrued interest and dividends receivable	7,975	7,975	8,192	8,192
Bank owned life insurance contracts	40,780	40,780	40,390	40,390
Derivatives	560	560	626	626

Level 3 inputs:
Loans, net	1,894,974	1,894,706	1,808,712	1,811,612

Financial Liabilities:
Level 2 inputs:
Deposits	$2,189,376	$2,195,252	$2,143,887	$2,150,308
Federal funds purchased	93,385	93,385	-	-
Borrowings	4,958	5,377	4,954	5,377
Trust preferred securities	30,514	27,685	30,514	27,402
Accrued interest payable	1,016	1,016	945	945
Derivatives	557	557	617	617

NOTE 10 – PARTICIPATION IN THE SMALL BUSINESS LENDING FUND OF THE U.S. TREASURY DEPARTMENT

On June 21, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 40,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $40,000,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, that commenced October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

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

NOTE 11 – PRIVATE PLACEMENT OF COMMON STOCK

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2012, and events which occurred subsequent to March 31, 2012 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and March 31, 2011.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). Through the Bank, we operate ten full-service banking offices, with nine offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and one office located in Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA. These MSAs constitute our primary service areas.

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

Overview

As of March 31, 2012, we had consolidated total assets of $2,531,484,000, an increase of $70,699,000, or 2.87%, from $2,460,785,000 at December 31, 2011. Total loans were $1,918,636,000 at March 31, 2012, up $87,894,000, or 4.80%, over $1,830,742,000 at December 31, 2011. Total deposits were $2,189,376,000 at March 31, 2012, an increase of $45,489,000, or 2.12%, from $2,143,887,000 at December 31, 2011.

Net income for the quarter ended March 31, 2012 was $8,156,000, an increase of $3,285,000, or 67.44%, from $4,871,000 for the quarter ended March 31, 2011. Basic and diluted earnings per common share were $1.37 and $1.20, respectively, for the three months ended March 31, 2012, compared to $0.88 and $0.77, respectively, for the corresponding period in 2011. This increase was primarily attributable to increased net interest income of $4,762,000 resulting from a $542,299,000, or 29.83%, increase in average interest-earning assets from the quarters ended March 31, 2011 to 2012. This increase in net interest income and average interest-earning assets is further explained in “Results of Operations” following.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Condition

Cash and Cash Equivalents

At March 31, 2012, we had $90,892,000 in federal funds sold and other investments, compared to $100,565,000 at December 31, 2011. We assess our risk-weighted capital ratios at each quarter’s end and determine if excess funds can be kept with correspondent banks or be moved to the Federal Reserve. We determined as of March 31, 2012 that these excess funds should be deposited with correspondent banks.

Investment Securities

Investment securities available for sale totaled $296,224,000 at March 31, 2012 and $293,809,000 at December 31, 2011. Investment securities held to maturity totaled $16,214,000 at March 31, 2012 and $15,209,000 at December 31, 2011. Pay downs on mortgage-backed securities were approximately $7,765,000 during the first three months of 2012. During the first three months of 2012, $12,509,000 in U.S. government agencies were called. Purchases of $21,981,000 in mortgage-backed securities, U.S. government agencies, corporate bonds and municipal bonds during the first three months of 2012 replaced those securities that were paid down or called.

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

The following table shows the amortized cost of our investment securities by their stated maturity at March 31, 2012:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$10,008	$74,204	$1,853	$593	$86,658
Mortgage-backed securities	624	2,272	38,363	61,492	102,751
State and municipal securities	905	52,385	45,272	7,717	106,279
Corporate debt	-	4,706	1,032	-	5,738
Total	$11,537	$133,567	$86,520	$69,802	$301,426

Taxable-equivalent Yield	1.98%	2.62%	4.33%	4.26%	3.47%

All securities held are traded in liquid markets. As of March 31, 2012, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value of $4,038,000 and certain securities of First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2012 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $191,186,000 and $197,897,000 as of March 31, 2012 and December 31, 2011, respectively.

Loans

We had total loans of $1,918,636,000 at March 31, 2012, an increase of $87,894,000, or 4.80%, compared to $1,830,742,000 at December 31, 2011. At March 31, 2012, 50% of our loans were in our Birmingham offices, 20% in our Huntsville offices, 12% in our Montgomery offices, 13% in our Dothan offices, and 5% in our Pensacola, Florida office. Loans grew between 3% and 6% in our mature markets and grew almost 24% in our Pensacola, Florida market as we continue to gain market share there.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2012.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2012	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$6,625	43.08%
Real estate - construction	7,607	7.73%
Real estate - mortgage	3,893	46.97%
Consumer	510	2.22%
Unallocated	5,027	-%
Total	$23,662	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2011	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$6,627	43.67%
Real estate - construction	6,542	8.26%
Real estate - mortgage	3,295	45.83%
Consumer	531	2.24%
Unallocated	5,035	-%
Total	$22,030	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $15.4 million at March 31, 2012, compared to $13.8 million at December 31, 2011. The nonperforming loan totals consist entirely of nonaccrual loans as there were no loans 90 or more days past due and still accruing for either period. The largest change to nonaccrual loans was the addition of $2.8 million in loans to one borrower related to owner-occupied commercial real estate. Troubled Debt Restructurings (“TDR”) at March 31, 2012 were $8.3 million compared to $4.5 million at December 31, 2011 with the majority of this increase attributable to a single residential builder relationship in the aggregate amount of $3.8 million. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. All TDR loans at December 31, 2011 were performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) decreased to $11.6 million at March 31, 2012, from $12.3 million at December 31, 2011. The total number of OREO accounts decreased slightly from 39 to 38.

The following table summarizes our nonperforming assets and TDRs at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,187	7	$1,179	7
Real estate - construction	9,923	21	10,063	21
Real estate - mortgage:
Owner-occupied commercial	2,956	4	792	2
1-4 family mortgage	255	2	670	4
Other mortgage	693	1	693	1
Total real estate - mortgage	3,904	7	2,155	7
Consumer	375	1	375	1
Total Nonaccrual loans:	$15,389	36	$13,772	36

90+ days past due and accruing:

Commercial, financial and agricultural	$-	-	$-	-

Real estate - construction	-	-	-	-
Real estate - mortgage:

Owner-occupied commercial	-	-	-	-

1-4 family mortgage	-	-	-	-

Other mortgage	-	-	-	-

Total real estate - mortgage	-	-	-	-

Consumer	-	-	-	-

Total 90+ days past due and accruing:	$-	-	$-	-

Total Nonperforming Loans:	$15,389	36	$13,772	36

Plus: Other real estate owned and repossessions	11,666	38	12,305	39
Total Nonperforming Assets	$27,055	74	$26,077	75

Restructured accruing loans:
Commercial, financial and agricultural	$1,318	2	$1,369	2
Real estate - construction	2,140	10	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	2,785	3
1-4 family mortgage	1,705	5	-	-
Other mortgage	311	1	331	1
Total real estate - mortgage	2,016	6	3,116	4
Total restructured accruing loans:	$5,474	18	$4,485	6
Total Nonperforming assets and restructured accruing loans	$32,529	92	$30,562	81

Ratios:
Nonperforming loans to total loans	0.80%		0.75%
Nonperforming assets to total loans plus other real estate owned	1.40%		1.41%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	1.08%		0.99%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $7.6 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $6.6 million to commercial, financial and agricultural loans, and $4.4 million to other loan types. We have a total loan loss reserve as of March 31, 2012 allocable to specific loan types of $ 18.6 million. Another $ 5.0 million of our allowance for loan losses is based on our judgment regarding various external and internal factors, including macroeconomic trends, our assessment of the Company’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $ 23.7 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of March 31, 2012, we had impaired loans of $40.8 million inclusive of nonaccrual loans, an increase of $3.5 million from $37.3 million as of December 31, 2011. We allocated $5.7 million of our allowance for loan losses at March 31, 2012 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $22.4 million of impaired real estate – construction loans, $12.1 million (a total of 27 loans with 10 builders) were residential construction loans, and $4.1 million consisted of various residential lot loans to 7 builders.

Deposits

Total deposits increased $45,489,000, or 2.12%, to $2,189,376,000 at March 31, 2012 compared to $2,143,887,000 at December 31, 2011. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

Other borrowings consist of federal funds purchased, subordinated notes payable, and trust preferred securities and their related debentures. We had $93.4 million and $79.3 million at March 31, 2012 and December 31, 2011, respectively, in federal funds purchased from respondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.25% for the quarter ended March 31, 2012. There were no federal funds purchased during the same period in 2011. We have one subordinated note payable to a single investor for $5.0 million. The note bears an interest rate of 8.25% and interest payments are due each quarter. The note is due June 1, 2016. We have $30.5 million in junior subordinated debentures related to trust preferred securities. The average rate paid on the debentures is 7.27%.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2012, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $333.5 million. Additionally, the Bank had additional borrowing availability of approximately $125.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2012. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,778,682	$-	$-	$-	$-
Certificates of deposit (2)	410,694	262,234	110,863	36,095	1,502
Federal funds purchased	93,385	93,385	-	-	-
Subordinated debentures	30,000	-	-	-	30,000
Subordinated note payable	5,000	-	-	5,000	-
Operating lease commitments	15,233	2,146	3,881	3,853	5,353
Total	$2,332,994	$357,765	$114,744	$44,948	$36,855

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

On June 21, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which we issued and sold to the Treasury 40,000 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $40,000,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, that commenced October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) we have not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to our Board of Directors.

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

As of March 31, 2012, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2012.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2012, December 31, 2011 and March 31, 2011:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$256,846	12.81%	$160,440	8.00%	$	N/A	N/A	%
ServisFirst Bank	254,302	12.68%	160,393	8.00%		200,492	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	228,226	11.38%	80,220	4.00%		N/A	N/A	%
ServisFirst Bank	225,682	11.26%	80,197	4.00%		120,295	6.00%
Tier 1 Capital to Average Assets:
Consolidated	228,226	9.26%	98,593	4.00%		N/A	N/A	%
ServisFirst Bank	225,682	9.17%	98,435	4.00%		123,043	5.00%

As of December 31, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$246,334	12.79%	$154,094	8.00%	$	N/A	N/A	%
ServisFirst Bank	243,279	12.63%	154,070	8.00%		192,588	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	219,350	11.39%	77,047	4.00%		N/A	N/A	%
ServisFirst Bank	216,295	11.23%	77,035	4.00%		115,533	6.00%
Tier 1 Capital to Average Assets:
Consolidated	219,350	9.17%	95,642	4.00%		N/A	N/A	%
ServisFirst Bank	216,295	9.06%	95,481	4.00%		119,352	5.00%

As of March 31, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$173,057	11.53%	$120,036	8.00%	$	N/A	N/A	%
ServisFirst Bank	172,926	11.53%	119,946	8.00%		149,932	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	149,359	9.95%	60,018	4.00%		N/A	N/A	%
ServisFirst Bank	149,228	9.95%	59,973	4.00%		89,959	6.00%
Tier 1 Capital to Average Assets:
Consolidated	149,359	8.02%	74,499	4.00%		N/A	N/A	%
ServisFirst Bank	149,228	8.02%	74,470	4.00%		93,087	5.00%
39

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. There were no expenses incurred as part of these buyback obligations for the three months ended March 31, 2012 and 2011.

Financial instruments whose contract amounts represent credit risk at March 31, 2012 are as follows:

March 31, 2012
(In Thousands)
Commitments to extend credit	$800,461
Credit card arrangements	21,391
Standby letters of credit	38,458
$860,310

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

Results of Operations

Summary of Net Income

Net income for the three months ended March 31, 2012 was $8,256,000 compared to net income of $4,871,000 for the three months ended March 31, 2011. The increase in net income was primarily attributable to a $4,762,000 increased in net interest income as a result of growth in average earning assets and a $2,269,000 increase in noninterest income, both of which are more fully explained below. Operating expenses for the three months ended March 31, 2012 increased by $434,000, or 5.0%, to $9,031,000 compared to $8,597,000 for the three months ended March 31, 2011.

Basic and diluted net income per common share were $1.37 and $1.20, respectively, for the three months ended March 31, 2012, compared to $0.88 and $0.77, respectively, for the corresponding period in 2011. Return on average assets for the three months ended March 31, 2012 was 1.33% compared to 1.06% for the corresponding period in 2011, and return on average stockholders’ equity for the three months ended March 31, 2012 was 16.31%, compared to 16.50% for the corresponding period in 2011.

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

Taxable-equivalent net interest income increased $4,788,000, or 27.7%, to $22,088,000 for the three months ended March 31, 2012 compared to $17,299,000 for the corresponding period in 2011, and increased. This increase was primarily attributable to a $542,000,000 increase in average earning assets, or 29.8%, year over year. The taxable-equivalent yield on interest-earning assets decreased to 4.42% for the three months ended March 31, 2012 from 4.75% for the corresponding period in 2011. The yield on loans for the three months ended March 31, 2012 was 5.03% compared to 5.29% for the corresponding period in 2011. Loan fees included in the yield calculation decreased to $110,000 for the three months ended March 31, 2012 from $152,000 for the corresponding period in 2011 as a result of the origination of fewer real estate construction loans. The cost of total interest-bearing liabilities decreased to 0.84% for the three months ended March 31, 2012 from 1.08% for the corresponding period in 2011. Net interest margin for the three months ended March 31, 2012 was 3.76% compared to 3.86% for the corresponding period in 2011.

The following table shows, for the three months ended March 31, 2012 and March 31, 2011, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2012			2011
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,857,753	$23,254	5.03%	$1,424,008	$18,583	5.29%
Mortgage loans held for sale	11,855	70	2.37	4,156	37	3.61
Investment securities:
Taxable	208,173	1,337	2.58	185,522	1,544	3.38
Tax-exempt (2)	93,370	1,132	4.88	77,032	1,038	5.46
Total investment securities (3)	301,543	2,469	3.29	262,554	2,582	3.99
Federal funds sold	99,700	53	0.21	72,817	36	0.20
Restricted equity securities	4,095	21	2.06	4,066	17	1.70
Interest-bearing balances with banks	85,448	53	0.25	50,494	30	0.24
Total interest-earning assets	$2,360,394	$25,920	4.42%	$1,818,095	$21,285	4.75%
Non-interest-earning assets:
Cash and due from banks	35,696			25,810
Net fixed assets and equipment	4,798			4,846
Allowance for loan losses, accrued interest and other assets	63,932			13,717
Total assets	$2,464,820			$1,862,468

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$342,529	$269	0.32%	$312,350	$326	0.42%
Savings deposits	15,767	11	0.28	6,676	9	0.55
Money market accounts	969,244	1,447	0.60	837,211	1,674	0.81
Time deposits	397,071	1,395	1.41	282,222	1,126	1.62
Federal funds purchased	72,583	46	0.25	-	-	-
Other borrowings	35,470	665	7.54	54,528	851	6.33
Total interest-bearing liabilities	$1,832,664	$3,833	0.84	$1,492,987	$3,986	1.08
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	424,949			245,204
Other liabilities	6,175			4,549
Stockholders' equity	193,728			116,811
Unrealized gains on securities and derivatives	7,304			2,917
Total liabilities and stockholders' equity	$2,464,820			$1,862,468
Net interest spread			3.58%			3.67%
Net interest margin			3.76%			3.86%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $110,000 and $152,000 are included in interest income in 2012 and 2011, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $11,012,000 and $4,690,000 are excluded from the yield calculation in 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012 Compared to 2011 Increase (Decrease)
	in Interest Income and Expense Due to
	Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income	$5,601	(930)	4,671
Mortgages held for sale	50	(17)	33
Investment securities:
Securities - taxable	179	(386)	(207)
Securities - non taxable	212	(118)	94
Federal funds sold	15	2	17
Restricted equity securities	-	4	4
Interest-bearing balances with banks	22	1	23
Total interest-earning assets	6,079	(1,444)	4,635

Interest-bearing liabilities:
Interest-bearing demand deposits	30	(87)	(57)
Savings	8	(6)	2
Money market accounts	245	(472)	(227)
Time deposits	425	(156)	269
Federal funds purchased	46	-	46
Other borrowed funds	(332)	146	(186)
Total interest-bearing liabilities	422	(575)	(153)
Increase in net interest income	$5,657	$(869)	$4,788

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2012, total loans rated Special Mention, Substandard, and Doubtful were $87.2 million, or 4.5% of total loans, compared to $88.5 million, or 4.8% of total loans, at December 31, 2011. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2,383,000 for the three months ended March 31, 2012, an increase of $152,000 from $2,231,000 for the three months ended March 31, 2011. Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $15.4 million, or 0.80% of total loans, at March 31, 2012 from $13.8 million, or 0.75% of total loans, at December 31, 2011, but were lower than $22.0 million, or 1.50% of total loans, at March 31, 2011. Impaired loans increased to $40.8 million, or 2.1% of total loans, at March 31, 2012, compared to $37.3 million, or 2.0% of total loans, at December 31, 2011. The allowance for loan losses totaled $ 23.7 million, or 1.23% of total loans, net of unearned income, at March 31, 2012, compared to $ 22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011.

Noninterest Income

Noninterest income totaled $2,269,000 for the three months ended March 31, 2012, an increase of $998,000, or 78.5%, compared to the corresponding period in 2011. These increases were primarily attributable to higher mortgage banking income, higher credit card income and increases in the cash surrender value of life insurance contracts. Income from mortgage banking operations for the three months ended March 31, 2012 was $972,000, up $621,000, or 176.9%, from $351,000 for the corresponding period in 2011. Low interest rates have continued to bolster our refinance volumes, and expansion in our newer markets have increased our referrals for purchase money and refinancing. We partnered with a different credit card servicing company in June 2011, and interchange income on credit card transactions has increased significantly, with total noninterest income from credit cards increasing from $7,000 for the quarter ended March 31, 2011 to $222,000 for the quarter ended March 31, 2012. Increases in the cash surrender value of life insurance contracts purchased during the third quarter of 2011 contributed $390,000 in noninterest income during the quarter ended March 31, 2012.

Noninterest Expense

Noninterest expense totaled $9,031,000 for the three months ended March 31, 2012, an increase of $434,000, or 5.0%, compared to $8,597,000 for the corresponding period in 2011. The increase was primarily attributable to increased salary and benefit costs related to our expansion.

Further details of expenses are as follows:

•	Salary and benefit expense increased $951,000, or 22.6%, to $5,165,000 for the three months ended March 31, 2012 from $4,214,000 for the corresponding period in 2011. We had 214 full-time equivalent employees at March 31, 2012 compared to 189 at March 31, 2011, a 13.2% increase. Most of this increase in number of employees was due to our expansion into the Pensacola, Florida market and our addition of new business units in Birmingham.

•	Occupancy expense increased $49,000, or 5.5%, to $935,000 for the three months ended March 31, 2012 from $886,000 for the corresponding period in 2011.

•	Professional services expenses increased $92,000, or 38.3%, to $332,000 for the three months ended March 31, 2012 from $240,000 for the corresponding period in 2011.

•	FDIC and other regulatory assessments for the three months ended March 31, 2012 were $390,000, a decrease of $360,000, or 48.0%, from $750,000 during the corresponding period in 2011. The decreases in assessments are due to the combined impact of adjustments made in 2010 related to the prepaid assessments mandated by the FDIC at the end of 2009 and decreases in the FDIC’s assessment rates starting in the second quarter of 2011.
44

•	Expenses related to OREO decreased $117,000 to $137,000 for the three months ended March 31, 2012, from $254,000 for the corresponding period in 2011.

•	Other operating expenses decreased $181,000, primarily a result of a $256,000 prepayment penalty we incurred in the first quarter 2011with the prepayment of a fixed-rate advance from the Federal Home Loan Bank of Atlanta in 2011.

Income Tax Expense

Income tax expense was $4,337,000 for the three months ended March 31, 2012 versus $2,548,000 for the same period in 2011. Our effective tax rate for the three months ended March 31, 2012 was 34.44%, compared to 34.34% for the corresponding period in 2011. Our primary permanent differences are related to tax exempt income on securities and incentive stock option expenses.

We invested in bank-owned life insurance for named officers of the Bank on September 30, 2011. The periodic increase in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2011, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2011 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2012. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

SERVISFIRST BANCSHARES, INC.

Date: May 1, 2012	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 1, 2012	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

