Form 10-Q
period 2012-06-30
ServisFirst Bancshares, Inc.
filed 2012-07-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 30, 2012
Common stock, $.001 par value	6,005,318

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO
EX-31.02 SECTION 302 CERTIFICATION OF THE CFO
EX-32.01 SECTION 906 CERTIFICATION OF THE CEO
EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS JUNE 30, 2012 AND DECEMBER 31, 2011

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$42,332	$43,018
Interest-bearing balances due from depository institutions	29,002	99,350
Federal funds sold	84,468	100,565
Cash and cash equivalents	155,802	242,933
Available for sale debt securities, at fair value	296,508	293,809
Held to maturity debt securities (fair value of $22,193 and $15,999 at June 30, 2012 and December 31, 2011, respectively)	21,011	15,209
Restricted equity securities	4,018	3,501
Mortgage loans held for sale	15,000	17,859
Loans	2,022,589	1,830,742
Less allowance for loan losses	(23,239)	(22,030)
Loans, net	1,999,350	1,808,712
Premises and equipment, net	6,032	4,591
Accrued interest and dividends receivable	8,057	8,192
Deferred tax assets	5,738	4,914
Other real estate owned	9,834	12,275
Bank owned life insurance contracts	41,165	40,390
Other assets	7,728	8,400
Total assets	$2,570,243	$2,460,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$467,344	$418,810
Interest-bearing	1,773,558	1,725,077
Total deposits	2,240,902	2,143,887
Federal funds purchased	80,205	79,265
Other borrowings	-	4,954
Trust preferred securities	30,514	30,514
Accrued interest payable	935	945
Other liabilities	2,819	4,928
Total liabilities	2,355,375	2,264,493
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at June 30, 2012 and at December 31, 2011	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized; 6,004,318 shares issued and outstanding at June 30, 2012 and 5,932,182 shares issued and outstanding at December 31, 2011	6	6
Additional paid-in capital	89,324	87,805
Retained earnings	77,968	61,581
Accumulated other comprehensive income	7,612	6,942
Total stockholders' equity	214,868	196,292
Total liabilities and stockholders' equity	$2,570,243	$2,460,785
See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$24,438	$19,845	$47,763	$38,466
Taxable securities	1,302	1,444	2,639	2,986
Nontaxable securities	814	719	1,596	1,433
Federal funds sold	42	35	95	71
Other interest and dividends	58	37	132	85
Total interest income	26,654	22,080	52,225	43,041
Interest expense:
Deposits	3,028	3,264	6,150	6,398
Borrowed funds	721	768	1,432	1,619
Total interest expense	3,749	4,032	7,582	8,017
Net interest income	22,905	18,048	44,643	35,024
Provision for loan losses	3,083	1,494	5,466	3,725
Net interest income after provision for loan losses	19,822	16,554	39,177	31,299
Noninterest income:
Service charges on deposit accounts	719	547	1,320	1,114
Mortgage banking	879	476	1,836	827
Securities gains	-	523	-	666
Increase in cash surrender value life insurance	385	-	775	-
Other operating income	445	236	766	446
Total noninterest income	2,428	1,782	4,697	3,053
Noninterest expenses:
Salaries and employee benefits	5,248	5,026	10,413	9,240
Equipment and occupancy expense	961	934	1,896	1,820
Professional services	306	351	638	591
FDIC and other regulatory assessments	356	225	746	975
OREO expense	536	135	673	389
Other operating expenses	2,488	2,698	4,560	4,951
Total noninterest expenses	9,895	9,369	18,926	17,966
Total interest income	12,355	8,967	24,948	16,386
Provision for income taxes	4,024	3,122	8,361	5,670
Net income	8,331	5,845	16,587	10,716
Preferred stock dividends	100	-	200	-
Net income available to common stockholders	$8,231	$5,845	$16,387	$10,716

Basic earnings per common share	$1.38	$1.02	$2.74	$1.88

Diluted earnings per common share	$1.21	$0.89	$2.41	$1.65

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$8,331	$5,845	$16,587	$10,716
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $245 and $178 for the three and six months ended June 30, 2012, respectively, and $1,550 and $1,713 for the three and six months ended June 30, 2011, respectively	454	2,877	670	3,182
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $184 and $234 for the three and six months ended June 30, 2011, respectively	-	(339)	-	(432)
Other comprehensive income, net of tax	454	2,538	670	2,750
Comprehensive income	$8,785	$8,383	$17,257	$13,466

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2011	$39,958	$6	$87,805	$61,581	$6,942	$196,292
Preferred dividends paid	-	-	-	(200)	-	(200)
Exercise 72,136 stock options and warrants, including tax benefit	-	-	997	-	-	997
Other comprehensive income	-	-	-	-	670	670
Stock-based compensation expense	-	-	522	-	-	522
Net income	-	-	-	16,587	-	16,587
Balance, June 30, 2012	$39,958	$6	$89,324	$77,968	$7,612	$214,868

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands) (Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income	$16,587	$10,716
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(703)	(2,452)
Provision for loan losses	5,466	3,725
Depreciation and amortization	604	566
Net amortization of investments	529	417
Market value adjustment of interest rate cap	9	99
Decrease in accrued interest and dividends receivable	136	143
Stock-based compensation expense	522	465
(Decrease) increase in accrued interest payable	(10)	85
Proceeds from sale of mortgage loans held for sale	121,731	67,237
Originations of mortgage loans held for sale	(117,006)	(63,871)
Gain on sale of securities available for sale	-	(666)
Gain on sale of mortgage loans held for sale	(1,866)	-
Net loss (gain) on sale of other real estate owned	62	(32)
Write down of other real estate owned	420	156
Decrease in special prepaid FDIC insurance assessments	626	793
Increase in cash surrender value of life insurance contracts	(775)	-
Loss on prepayment of other borrowings	-	738
Net change in other assets, liabilities, and other operating activities	(2,109)	(46)
Net cash provided by operating activities	24,223	18,073
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(31,223)	(26,007)
Proceeds from maturities, calls and paydowns of securities available for sale	28,544	13,504
Purchase of securities held to maturity	(6,005)	(8,704)
Proceeds from maturities, calls and paydowns of securities held to maturity	203	43
Increase in loans	(196,384)	(169,996)
Purchase of premises and equipment	(2,045)	(789)
Purchase of restricted equity securities	(787)	(543)
Proceeds from sale of securities available for sale	-	63,270
Proceeds from sale of restricted equity securities	270	154
Proceeds from sale of other real estate owned and repossessions	2,239	1,882
Net cash used in investing activities	(205,188)	(127,186)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	48,534	33,478
Net increase in interest-bearing deposits	48,481	11,680
Net increase in federal funds purchased	940	-
Proceeds from sale of common stock, net	997	10,212
Proceeds from sale of preferred stock, net	-	39,958
Repayment of other borrowings	(4,918)	(20,738)
Dividends on preferred stock	(200)	-
Net cash provided by financing activities	93,834	74,590
Net decrease in cash and cash equivalents	(87,131)	(34,523)
Cash and cash equivalents at beginning of year	242,933	231,978
Cash and cash equivalents at end of year	$155,802	$197,455
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$7,592	$7,932
Income taxes	8,691	8,136
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$-	$417
Other real estate acquired in settlement of loans	304	2,112
Internally financed sales of other real estate owned	24	141

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants, as well as the potential common shares issuable upon possible conversion of the preferred securities described in Note 11 to the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	5,981,218	5,708,871	5,971,630	5,694,871
Net income available to common stockholders	$8,231	$5,845	$16,387	$10,716
Basic earnings per common share	$1.38	$1.02	$2.74	$1.88

Weighted average common shares outstanding	5,981,218	5,708,871	5,971,630	5,694,871
Dilutive effects of assumed conversions and exercise of stock options and warrants	952,346	997,082	952,087	962,488
Weighted average common and dilutive potential common shares outstanding	6,933,564	6,705,953	6,923,717	6,657,359
Net income available to common stockholders	$8,231	$5,845	$16,387	$10,716
Effect of interest expense on covertible debt, net of tax and discretionary expenditures related to conversion	142	148	283	294
Net income available to common stockholders, adjusted for effect of debt conversion	$8,373	$5,993	$16,670	$11,010
Diluted earnings per common share	$1.21	$0.89	$2.41	$1.65

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$86,643	$1,272	$-	$87,915
Mortgage-backed securities	84,665	4,672	(7)	89,330
State and municipal securities	107,733	5,766	(36)	113,463
Corporate debt	5,756	44	-	5,800
Total	284,797	11,754	(43)	296,508
Securities Held to Maturity
Mortgage-backed securities	15,476	651	(24)	16,103
State and municipal securities	5,535	555	-	6,090
Total	$21,011	$1,206	$(24)	$22,193

December 31, 2011
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$98,169	$1,512	$(59)	$99,622
Mortgage-backed securities	88,118	4,462	-	92,580
State and municipal securities	95,331	5,230	(35)	100,526
Corporate debt	1,029	52	-	1,081
Total	282,647	11,256	(94)	293,809
Securities Held to Maturity
Mortgage-backed securities	9,676	410	-	10,086
State and municipal securities	5,533	380	-	5,913
Total	$15,209	$790	$-	$15,999

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2012 and December 31, 2011, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2012, none of the Company’s 553 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2012
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(31)	5,902	-	-	(31)	5,902
State and municipal securities	(36)	7,500	-	-	(36)	7,500
Corporate debt	-	-	-	-	-	-
Total	$(67)	$13,402	$-	$-	$(67)	$13,402

December 31, 2011
U.S. Treasury and government sponsored agencies	$(59)	$15,074	$-	$-	$(59)	$15,074
State and municipal securities	(35)	4,559	-	-	(35)	4,559
Corporate debt	-	-	-	-	-	-
Total	$(94)	$19,633	$-	$-	$(94)	$19,633

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Dollars In Thousands)
Commercial, financial and agricultural	$856,823	$799,464
Real estate - construction	148,486	151,218
Real estate - mortgage:
Owner-occupied commercial	490,204	398,601
1-4 family mortgage	229,036	205,182
Other mortgage	254,295	235,251
Subtotal: Real estate - mortgage	973,535	839,034
Consumer	43,745	41,026
Total Loans	2,022,589	1,830,742
Less: Allowance for loan losses	(23,239)	(22,030)
Net Loans	$1,999,350	$1,808,712

Commercial, financial and agricultural	42.36%	43.67%
Real estate - construction	7.34%	8.26%
Real estate - mortgage:
Owner-occupied commercial	24.24%	21.77%
1-4 family mortgage	11.33%	11.21%
Other mortgage	12.57%	12.85%
Subtotal: Real estate - mortgage	48.14%	45.83%
Consumer	2.16%	2.24%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2012 and December 31, 2011 were as follows:

		Special
June 30, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$840,432	$10,379	$6,012	$-	$856,823
Real estate - construction	117,852	8,295	22,339	-	148,486
Real estate - mortgage:
Owner-occupied commercial	477,066	7,097	6,041	-	490,204
1-4 family mortgage	216,338	6,614	6,084	-	229,036
other mortgage	243,987	6,884	3,424	-	254,295
Total real estate mortgage	937,391	20,595	15,549	-	973,535
Consumer	43,393	86	266	-	43,745
Total	$1,939,068	$39,355	$44,166	$-	$2,022,589

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$780,270	$11,775	$7,419	$-	$799,464
Real estate - construction	117,244	14,472	19,502	-	151,218
Real estate - mortgage:
Owner-occupied commercial	385,084	7,333	6,184	-	398,601
1-4 family mortgage	194,447	4,835	5,900	-	205,182
other mortgage	224,807	7,034	3,410	-	235,251
Total real estate mortgage	804,338	19,202	15,494	-	839,034
Consumer	40,353	96	577	-	41,026
Total	$1,742,205	$45,545	$42,992	$-	$1,830,742

Loans by performance status as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$856,367	$456	$856,823
Real estate - construction	140,971	7,515	148,486
Real estate - mortgage:
Owner-occupied commercial	487,247	2,957	490,204
1-4 family mortgage	228,568	468	229,036
other mortgage	253,602	693	254,295
Total real estate mortgage	969,417	4,118	973,535
Consumer	43,709	36	43,745
Total	$2,010,464	$12,125	$2,022,589

December 31, 2011	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$798,285	$1,179	$799,464
Real estate - construction	141,155	10,063	151,218
Real estate - mortgage:
Owner-occupied commercial	397,809	792	398,601
1-4 family mortgage	204,512	670	205,182
other mortgage	234,558	693	235,251
Total real estate mortgage	836,879	2,155	839,034
Consumer	40,651	375	41,026
Total	$1,816,970	$13,772	$1,830,742

Loans by past due status as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$469	$7	$-	$476	$456	$855,891	$856,823
Real estate - construction	1,925	-	-	1,925	7,515	139,046	148,486
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	2,957	487,247	490,204
1-4 family mortgage	16	389	-	405	468	228,163	229,036
Other mortgage	-	-	-	-	693	253,602	254,295
Total real estate - mortgage	16	389	-	405	4,118	969,012	973,535
Consumer	34	2	-	36	36	43,673	43,745
Total	$2,444	$398	$-	$2,842	$12,125	$2,007,622	$2,022,589

December 31, 2011	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$-	$-	$-	$-	$1,179	$798,285	$799,464
Real estate - construction	2,234	-	-	2,234	10,063	138,921	151,218
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	792	397,809	398,601
1-4 family mortgage	2,107	-	-	2,107	670	202,405	205,182
Other mortgage	-	-	-	-	693	234,558	235,251
Total real estate - mortgage	2,107	-	-	2,107	2,155	834,772	839,034
Consumer	-	84	-	84	375	40,567	41,026
Total	$4,341	$84	$-	$4,425	$13,772	$1,812,545	$1,830,742

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of June 30, 2012 and December 31, 2011. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Unallocated	Total
	(In Thousands)
	Three Months Ended June 30, 2012
Allowance for loan losses:
Balance at March 31, 2012	$6,625	$7,607	$3,893	$510	$5,027	$23,662
Chargeoffs	(261)	(2,502)	(221)	(537)	-	(3,521)
Recoveries	-	8	4	3	-	15
Provision	147	2,469	(36)	309	194	3,083
Balance at June 30, 2012	$6,511	$7,582	$3,640	$285	$5,221	$23,239

	Three Months Ended June 30, 2011
Allowance for loan losses:
Balance at March 31, 2011	$6,241	$6,285	$2,669	$441	$3,590	$19,226
Chargeoffs	(310)	(1,021)	(15)	(5)	-	(1,351)
Recoveries	-	74	1	72	-	147
Provision	(109)	1,130	532	43	(102)	1,494
Balance at June 30, 2011	$5,822	$6,468	$3,187	$551	$3,488	$19,516

	Six Months Ended June 30, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Chargeoffs	(548)	(2,919)	(281)	(629)	-	(4,377)
Recoveries	100	8	6	6	-	120
Provision	332	3,951	620	377	186	5,466
Balance at June 30, 2012	$6,511	$7,582	$3,640	$285	$5,221	$23,239

	Six Months Ended June 30, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Chargeoffs	(860)	(1,321)	(15)	(329)	-	(2,525)
Recoveries	-	165	1	73	-	239
Provision	1,334	1,251	758	58	324	3,725
Balance at June 30, 2011	$5,822	$6,468	$3,187	$551	$3,488	$19,516

	As of June 30, 2012
Individually Evaluated for Impairment	$372	$1,748	$946	$63	$-	$3,129
Collectively Evaluated for Impairment	6,139	5,834	2,694	222	5,221	20,110

Loans:
Ending Balance	$856,823	$148,486	$973,535	$43,745	$-	$2,022,589
Individually Tested for Impairment	3,960	19,529	14,827	238	-	38,554
Collectively Evaluated for Impairment	$852,863	$128,957	$958,708	$43,507	$-	$1,984,035

	As of December 31, 2011

Allowance for loan losses:	$6,627	$6,542	$3,295	$531	$5,035	$22,030

Individually Evaluated for Impairment	$1,382	$1,533	$941	$325	$-	$4,181
Collectively Evaluated for Impairment	5,245	5,009	2,354	206	5,035	17,849

Loans:
Ending Balance	$799,464	$151,218	$839,034	$41,026	-	$1,830,742
Individually Evaluated for Impairment	5,578	16,262	14,866	547	-	37,253
Collectively Evaluated for Impairment	793,886	134,956	824,168	40,479	-	1,793,489

The following table presents details of the Company’s impaired loans as of June 30, 2012 and December 31, 2011, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2012			2012		2012
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,555	$2,873	$-	$1,902	$25	$1,818	$39
Real estate - construction	8,772	10,234	-	8,832	97	8,916	130
Real estate - mortgage:
Owner-occupied commercial	5,735	5,735	-	5,752	42	5,769	60
1-4 family mortgage	1,635	1,636	-	1,632	17	1,631	34
Other mortgage	1,456	1,456	-	1,419	10	1,413	25
Total real estate - mortgage	8,826	8,827	-	8,803	69	8,813	119
Consumer	36	610	-	138	-	256	-
Total with no allowance recorded	20,189	22,544	-	19,675	191	19,803	288

With an allowance recorded:
Commercial, financial and agricultural	1,405	1,405	372	1,418	25	1,433	47
Real estate - construction	10,757	11,898	1,748	11,109	78	11,163	159
Real estate - mortgage:
Owner-occupied commercial	74	74	43	80	1	82	2
1-4 family mortgage	4,197	4,418	811	4,413	37	4,414	72
Other mortgage	1,730	1,730	92	1,734	25	1,739	50
Total real estate - mortgage	6,001	6,222	946	6,227	63	6,235	124
Consumer	202	202	63	173	1	173	3
Total with allowance recorded	18,365	19,727	3,129	18,927	167	19,004	333

Total Impaired Loans:
Commercial, financial and agricultural	3,960	4,278	372	3,320	50	3,251	86
Real estate - construction	19,529	22,132	1,748	19,941	175	20,079	289
Real estate - mortgage:
Owner-occupied commercial	5,809	5,809	43	5,832	43	5,851	62
1-4 family mortgage	5,832	6,054	811	6,045	54	6,045	106
Other mortgage	3,186	3,186	92	3,153	35	3,152	75
Total real estate - mortgage	14,827	15,049	946	15,030	132	15,048	243
Consumer	238	812	63	311	1	429	3
Total impaired loans	$38,554	$42,271	$3,129	$38,602	$358	$38,807	$621

December 31, 2011

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,264	$1,264	$-	$1,501	$74
Real estate - construction	11,583	12,573	-	10,406	226
Owner-occupied commercial	2,493	2,493	-	2,523	153
1-4 family mortgage	1,293	1,293	-	1,241	44
Other mortgage	2,837	2,837	-	2,746	162
Total real estate - mortgage	6,623	6,623	-	6,510	359
Consumer	173	173	-	173	6
Total with no allowance recorded	19,643	20,633	-	18,590	665

With an allowance recorded:
Commercial, financial and agricultural	4,314	4,314	1,382	4,156	226
Real estate - construction	4,679	4,679	1,482	3,987	94
Real estate - mortgage:
Owner-occupied commercial	3,515	3,515	88	3,504	365
1-4 family mortgage	4,397	4,397	904	4,484	198
Other mortgage	331	331	-	337	22
Total real estate - mortgage	8,243	8,243	992	8,325	585
Consumer	374	624	325	425	-
Total with allowance recorded	17,610	17,860	4,181	16,893	905

Total Impaired Loans:
Commercial, financial and agricultural	5,578	5,578	1,382	5,657	300
Real estate - construction	16,262	17,252	1,482	14,393	320
Real estate - mortgage:
Owner-occupied commercial	6,008	6,008	88	6,027	518
1-4 family mortgage	5,690	5,690	904	5,725	242
Other mortgage	3,168	3,168	-	3,083	184
Total real estate - mortgage	14,866	14,866	992	14,835	944
Consumer	547	797	325	598	6
Total impaired loans	$37,253	$38,493	$4,181	$35,483	$1,570

Troubled Debt Restructurings (“TDR”) at June 30, 2012, December 31, 2011 and June 30, 2011 totaled $8.4 million, $4.5 million and $5.8 million, respectively. At June 30, 2012, the Company had a related allowance for loan losses of $433,000 allocated to these TDRs, compared to $439,000 at December 31, 2011 and $465,000 at June 30, 2011. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. All other loans classified as TDRs as of June 30, 2012 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of June 30, 2012 and June 30, 2011.

	June 30, 2012			June 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,263	$1,263	10	$2,440	$2,440
Real estate - construction	15	2,377	2,377	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3	2,786	2,786	2	3,017	3,017
1-4 family mortgage	5	1,709	1,709	-	-	-
Other mortgage	1	304	304	1	340	340
Total real estate mortgage	9	4,799	4,799	3	3,357	3,357
Consumer	-	-	-	-	-	-
	26	$8,439	$8,439	13	$5,797	$5,797

	Number of	Recorded		Number of	Recorded
	Contracts	Investment		Contracts	Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and agricultural	-	$-		-	$-
Real estate - construction	-	-		-	-
Real estate - mortgage:
Owner-occupied commercial	3	2,786		-	-
1-4 family mortgage	-	-		-	-
Other mortgage	-	-		-	-
Total real estate - mortgage	3	2,786		-	-
Consumer	-	-		-	-
	3	$2,786		-	$-

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2012, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $262,000 and $522,000 for the three and six months ended June 30, 2012 and $240,000 and $465,000 for the three and six months ended June 30, 2011.

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

The Company has granted non-plan options to certain persons representing key business relationships to purchase up to an aggregate amount of 55,000 shares of the Company’s common stock at prices between $15.00 and $20.00 per share with a term of ten years. These options are non-qualified and not part of either plan.

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

	2012	2011
Expected volatility	20.00%	29.00%
Expected dividends	-%	0.50%
Expected term (in years)	6 years	7 years
Risk-free rate	1.02%	2.70%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 and June 30, 2011 was $6.43 and $8.54, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2012 and June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2012:
Outstanding at January 1, 2012	1,073,800	$18.33	6.0	$12,508
Granted	36,500	30.00	9.7	-
Exercised	(52,136)	11.00	3.6	991
Outstanding at June 30, 2012	1,058,164	19.11	5.8	$11,527

Exercisable at June 30, 2012	434,706	$13.31	3.9	$7,257

Six Months Ended June 30, 2011:
Outstanding at January 1, 2011	881,000	$15.65	6.9	$8,238
Granted	166,500	26.05	9.6	-
Exercised	(5,000)	10.50	4.4	98
Outstanding at June 30, 2011	1,042,500	17.34	6.2	$13,203

Exercisable at June 30, 2011	332,459	$12.71	4.8	$5,748

As of June 30, 2012, there was $1,940,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 5.8 years.

Restricted Stock

The Company has issued restricted stock to a certain executive officer and five other employees, and currently has 26,000 non-vested shares issued. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of June 30, 2012, there was $362,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.5 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank. The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of these warrants outstanding at June 30, 2012 and June 30, 2011 was 20,000 and 60,000, respectively.

The Company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with the trust preferred securities that are discussed in detail in Note 10.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of June 30, 2012, the Company was party to two swaps with notional amounts totaling approximately $11.3 million with customers and two swaps with notional amounts totaling approximately $11.3 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded the value of these swaps at $563,000 in offsetting entries in other assets and other liabilities.

During 2010, the Company entered into an interest rate cap with a notional value of $100 million. The cap has a strike rate of 2.00% and is indexed to the three month London Interbank Offered Rate (“LIBOR”). The cap does not qualify for hedge accounting treatment, and is marked to market, with changes in market value reflected in interest expense.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2012 and December 31, 2011 were not material.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of other accumulated comprehensive income in ASU 2011-05, until the FASB is able to reconsider those requirements. All other requirements of ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011, which coincide with the effective dates of the requirements in ASU 2011-05 amended by this update. Adoption of this update by the Company had no impact on its financial statements.

NOTE 9 - FAIR VALUE MEASUREMENT

Measurement of fair value under U.S. GAAP establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:

Level 1:Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $809,000 and $3,700,000 during the three and six months ended June 30, 2012, respectively, and $1,508,000 and $3,135,000 during the three and six months ended June 30, 2011, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A loss on the sale and write-downs of OREO of $366,000 and $483,000 was recognized for the three and six months ended June 30, 2012, respectively, and $144,000 and $91,000 for the three and six months ended June 30, 2011, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$87,915	$-	$87,915
Mortgage-backed securities	-	89,330	-	89,330
State and municipal securities	-	113,463	-	113,463
Corporate debt	-	5,800	-	5,800
Interest rate swap agreements	-	563	-	563
Total assets at fair value	$-	$297,071	$-	$297,071

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$563	$-	$563

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$99,622	$-	$99,622
Mortgage-backed securities	-	92,580	-	92,580
State and municipal securities	-	100,526	-	100,526
Corporate debt	-	1,081	-	1,081
Interest rate swap agreements	-	617	-	617
Interest rate cap	-	9	-	9
Total assets at fair value	$-	$294,435	$-	$294,435

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$617	$-	$617

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$35,425	$35,425
Other real estate owned and repossessed assets	-	-	9,834	9,834
Total assets at fair value	-	-	$45,259	$45,259

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$33,072	$33,072
Other real estate owned	-	-	12,275	12,275
Total assets at fair value	$-	$-	$45,347	$45,347

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Cash and cash equivalents	$155,802	$155,802	$242,933	$242,933
Investment securities available for sale	284,797	296,508	282,647	293,809
Investment securities held to maturity	21,011	22,193	15,209	15,999
Restricted equity securities	4,018	4,018	3,501	3,501
Mortgage loans held for sale	15,000	15,000	17,859	17,859
Accrued interest and dividends receivable	8,057	8,057	8,192	8,192
Bank owned life insurance contracts	41,165	41,165	40,390	40,390
Derivatives	563	563	626	626

Level 3 inputs:
Loans, net	1,999,350	1,997,175	1,808,712	1,811,612

Financial Liabilities:
Level 2 inputs:
Deposits	2,240,902	2,246,238	2,143,887	2,150,308
Federal funds purchased	80,205	80,205	79,265	79,265
Borrowings	-	-	4,954	5,377
Trust preferred securities	30,514	27,385	30,514	27,402
Accrued interest payable	935	935	945	945
Derivatives	563	563	617	617

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

NOTE 10 – SF HOLDING 1, INC. AND SF REATLY 1, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. SF Realty 1 elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes. SF Realty 1 holds and manages participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2012, and events which occurred subsequent to June 30, 2012 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and June 30, 2011.

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

Overview

As of June 30, 2012, we had consolidated total assets of $2,570,243,000, an increase of $109,458,000, or 4.4%, from $2,460,785,000 at December 31, 2011. Total loans were $2,022,589,000 at June 30, 2012, up $191,847,000, or 10.5%, from $1,830,742,000 at December 31, 2011. Total deposits were $2,240,902,000 at June 30, 2012, an increase of $97,015,000, or 4.5%, from $2,143,887,000 at December 31, 2011.

Net income available to common stockholders for the quarter ended June 30, 2012 was $8,231,000, an increase of $2,386,000, or 40.8%, from $5,845,000 for the quarter ended June 30, 2011. Basic and diluted earnings per common share were $1.38 and $1.21, respectively, for the three months ended June 30, 2012, compared to $1.02 and $0.89, respectively, for the corresponding period in 2011.

Net income available to common stockholders for the six months ended June 30, 2012 was $16,387,000, an increase of $5,671,000, or 52.9%, from $10,716,000 for the six months ended June 30, 2011. Basic and diluted earnings per common share were $2.74 and $2.41, respectively, for the six months ended June 30, 2012, compared to $1.88 and $1.65, respectively, for the corresponding period in 2011.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Condition

Cash and Cash Equivalents

At June 30, 2012, we had $84,468,000 in federal funds sold and other investments, compared to $100,565,000 at December 31, 2011.

Investment Securities

Investment securities available for sale totaled $296,508,000 at June 30, 2012 and $293,809,000 at December 31, 2011. Investment securities held to maturity totaled $21,011,000 at June 30, 2012 and $15,209,000 at December 31, 2011. Purchases of $17,931,000 in mortgage-backed securities, $1,500,000 in government-sponsored agencies, $13,097,000 in municipal bonds and $4,700,000 in corporate bonds replaced $28,620,000 in total security redemptions during the first six months of 2012.

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

The following table shows the amortized cost of our investment securities by their stated maturity at June 30, 2012:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored Agencies	$20,011	$64,186	$1,853	$593	$86,643
Mortgage-backed securities	287	1,032	36,958	61,864	100,141
State and municipal securities	905	39,363	63,476	9,524	113,268
Corporate debt	-	4,721	1,035	-	5,756
Total	$21,203	$109,302	$103,322	$71,981	$305,808

Taxable-equivalent Yield	1.90%	2.40%	4.40%	4.20%	3.46%

All securities held are traded in liquid markets. As of June 30, 2012, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,767,000 and certain securities of First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2012 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $200,660,000 and $111,347,000 as of June 30, 2012 and December 31, 2011, respectively.

Loans

We had total loans of $2,022,589,000 at June 30, 2012, an increase of $191,847,000, or 10.5% year to date, compared to $1,830,742,000 at December 31, 2011. At June 30, 2012, 51% of our loans were in our Birmingham offices, 19% of our loans were in our Huntsville offices, 13% of our loans were in our Dothan offices, 11% of our loans were in our Montgomery offices, and 6% of our loans were in our Pensacola, Florida office.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2012.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
June 30, 2012	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$6,511	42.36%
Real estate - construction	7,582	7.34%
Real estate - mortgage	3,640	48.14%
Consumer	285	2.16%
Other	5,221	-%
Total	$23,239	100.00%

		Percentage of loans
		in each category
December 31, 2011	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$6,627	43.67%
Real estate - construction	6,542	8.26%
Real estate - mortgage	3,295	45.83%
Consumer	531	2.24%
Other	5,035	-%
Total	$22,030	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $12.1 million at June 30, 2012, compared to $13.8 million at December 31, 2011. The nonperforming loan totals consist entirely of nonaccrual loans as there were no loans 90 or more days past due and still accruing for either period. Troubled Debt Restructurings (“TDR”) at June 30, 2012 were $8.4 million compared to $4.5 million at December 31, 2011 with the majority of this increase attributable to a single residential builder relationship in the aggregate amount of $4.1 million. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. All TDR loans at December 31, 2011 were performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) decreased to $9.8 million at June 30, 2012, from $12.3 million at December 31, 2011. The total number of OREO accounts decreased from 39 to 30.

The following table summarizes our nonperforming assets and TDRs at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$456	4	$1,179	7
Real estate - construction	7,515	17	10,063	21
Real estate - mortgage:
Owner-occupied commercial	2,957	4	792	2
1-4 family mortgage	468	3	670	4
Other mortgage	693	1	693	1
Total real estate - mortgage	4,118	8	2,155	7
Consumer	36	1	375	1
Total Nonaccrual loans:	$12,125	30	$13,772	36

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total 90+ days past due and accruing:	$-	-	$-	-

Total Nonperforming Loans:	$12,125	30	$13,772	36

Plus: Other real estate owned	9,839	30	12,305	39
Total Nonperforming Assets	$21,964	60	$26,077	75

Restructured accruing loans:
Commercial, financial and agricultural	$1,263	2	$1,369	2
Real estate - construction	2,377	15	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	2,785	3
1-4 family mortgage	1,709	5	-	-
Other mortgage	304	1	331	1
Total real estate - mortgage	2,013	6	3,116	4
Consumer	-	-	-	-
Total restructured accruing loans:	$5,653	23	$4,485	6

Total Nonperforming assets and restructured accruing loans	$27,617	83	$30,562	81

Ratios:
Nonperforming loans to total loans	0.60%		0.75%
Nonperforming assets to total loans plus other real estate owned	1.08%		1.41%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	0.87%		0.99%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $7.6 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $6.5 million to commercial, financial and agricultural loans, and $3.9 million to other loan types. We have a total loan loss reserve as of June 30, 2012 allocable to specific loan types of $18.0 million. Another $5.2 million of our allowance for loan losses is based on our judgments regarding various external and internal factors, including macroeconomic trends, our assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $23.2 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of June 30, 2012, we had impaired loans of $38.6 million inclusive of nonaccrual loans, an increase of $1.3 million from $37.3 million as of December 31, 2011. We allocated $3.1 million of our allowance for loan losses at June 30, 2012 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $38.6 million of impaired loans reported as of June 30, 2012, $19.5 million were real estate – construction loans, $4.0 million were commercial, financial, and agricultural loans, $5.8 million were commercial real estate loans, and $5.9 million were residential real estate loans. The remaining $3.4 million of impaired loans consisted of other mortgages and consumer loans. Of the $19.5 million of impaired real estate – construction loans, $9.9 million (a total of 28 loans with 9 builders) were residential construction loans, and $3.6 million consisted of various residential lot loans to 8 builders.

Deposits

Total deposits increased $97,015,000, or 4.5%, to $2,240,902,000 at June 30, 2012 compared to $2,143,887,000 at December 31, 2011. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

We have paid off our two advances from the Federal Home Loan Bank of Atlanta. The payoffs occurred in March and June 2011. As discussed more fully under “Noninterest Expense” below, we incurred prepayment penalties totaling $738,000 by repaying these advances early. On June 1, 2012, we paid off our subordinated note payable due June 1, 2016, including all related accrued interest payable. As discussed in Note 10 to the Consolidated Financial Statements, we borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008. Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year. The current book value of this borrowing is $15.4 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the trust preferred securities. As discussed in Note 11 to the Consolidated Financial Statements, we borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010. Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2012, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $296.3 million. Additionally, the Bank had additional borrowing availability of approximately $125.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2012. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$1,842,717	$-	$-	$-	$-
Certificates of deposit (2)	398,185	241,065	117,666	39,454	-
Federal funds purchased	80,205	80,205	-	-	-
Subordinated debentures	30,000	-	-	-	30,000
Operating lease commitments	14,623	2,027	3,891	3,782	4,923
Total	$2,365,730	$323,297	$121,557	$43,236	$34,923

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

As of June 30, 2012, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2012.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2012, December 31, 2011 and June 30, 2011:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$260,495	12.37%	$168,475	8.00%	$	N/A	N/A	%
ServisFirst Bank	258,421	12.27%	168,429	8.00%		210,536	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	237,256	11.27%	84,238	4.00%		N/A	N/A	%
ServisFirst Bank	235,182	11.17%	84,214	4.00%		126,322	6.00%
Tier 1 Capital to Average Assets:
Consolidated	237,256	9.36%	101,393	4.00%		N/A	N/A	%
ServisFirst Bank	235,182	9.29%	101,293	4.00%		126,616	5.00%

As of December 31, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$246,334	12.79%	$154,094	8.00%	$	N/A	N/A	%
ServisFirst Bank	243,279	12.63%	154,070	8.00%		192,588	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	219,350	11.39%	77,047	4.00%		N/A	N/A	%
ServisFirst Bank	216,295	11.23%	77,035	4.00%		115,533	6.00%
Tier 1 Capital to Average Assets:
Consolidated	219,350	9.17%	95,642	4.00%		N/A	N/A	%
ServisFirst Bank	216,295	9.06%	95,481	4.00%		119,352	5.00%

As of June 30, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$230,075	14.50%	$126,967	8.00%	$	N/A	N/A	%
ServisFirst Bank	226,026	14.24%	126,956	8.00%		158,695	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	205,614	12.96%	63,484	4.00%		N/A	N/A	%
ServisFirst Bank	201,565	12.70%	63,478	4.00%		95,217	6.00%
Tier 1 Capital to Average Assets:
Consolidated	205,614	10.67%	77,113	4.00%		N/A	N/A	%
ServisFirst Bank	201,565	10.47%	77,006	4.00%		96,257	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $179,000 as of June 30, 2012 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at June 30, 2012 are as follows:

June 30, 2012
(In Thousands)
Commitments to extend credit	$805,055
Credit card arrangements	23,145
Standby letters of credit	34,702
$862,902

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

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2012 was $8,331,000 compared to net income of $5,845,000 for the three months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $16,587,000 compared to net income of $10,716,000 for the six months ended June 30, 2011. The increase in net income was primarily attributable to increased net interest income as a result of growth in average earning assets. Net interest income for the three months ended June 30, 2012 increased to $22,905,000, or $4,857,000, compared to $18,048,000 for the corresponding period in 2011. Net interest income for the six months ended June 30, 2012 increased to $44,643,000, or 27.5%, compared to $35,024,000 for the corresponding period in 2011. The provision for loan losses increased $1,589,000 to $3,083,000 for the three months ended June 30, 2012 compared to the corresponding period in 2011, and increased $1,741,000 to $5,466,000 for the six months ended June 30, 2012 compared to the corresponding period in 2011. The increase in provision for loan loss for the three and six-month periods ended June 30, 2012 was primarily due to an increase in net charge-offs during the second quarter compared to recent historical levels plus the year-to-date growth in the loan portfolio of 10.5% (21% annualized). This was partially offset by a combination of pay-downs and additional collateral being pledged to secure loans that are specifically impaired. Noninterest income increased $646,000 to $2,428,000 for the three months ended June 30, 2012 compared to the corresponding period in 2011, and increased $1,644,000 to $4,697,000 for the six months ended June 30, 2012 compared to the corresponding period in 2011. This increase in noninterest income was primarily attributable to increased mortgage banking income, as more fully explained in “Noninterest Income” below. Operating expenses for the three months ended June 30, 2012 increased to $9,895,000, or 5.6%, compared to $9,369,000 for the corresponding period in 2011, and for the six months ended June 30, 2012 increased to $18,926,000, or 5.3%, compared to $17,966,000 for the corresponding period in 2011. The increase in operating expenses was primarily attributable to an increase in OREO expense in 2012, as more fully explained in “Noninterest Expense” below.

Basic and diluted net income per common share were $1.38 and $1.21, respectively, for the three months ended June 30, 2012, compared to $1.02 and $0.89, respectively, for the corresponding period in 2011. Basic and diluted net income per common share were $2.74 and $2.41, respectively, for the six months ended June 30, 2012, compared to $1.88 and $1.65, respectively, for the corresponding period in 2011. Return on average assets for the three and six months ended June 30, 2012 was 1.31% and 1.32%, respectively, compared to 1.22% and 1.14% for the corresponding period in 2011, and return on average common equity for the three and six months ended June 30, 2012 was 15.74% and 16.02%, respectively, compared to 17.30% and 16.56% for the corresponding period in 2011.

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

Taxable-equivalent net interest income increased $4,883,000, or 26.6%, to $23,274,000 for the three months ended June 30, 2012 compared to $18,391,000 for the corresponding period in 2011, and increased $9,091,000, or 25.0%, to $45,384,000 for the six months ended June 30, 2012 compared to $36,293,000 for the corresponding period in 2011. This increase was primarily attributable to growth in average earning assets. The taxable-equivalent yield on interest-earning assets decreased to 4.47% for the three months ended June 30, 2012 from 4.79% for the corresponding period in 2011, and decreased to 4.45% for the six months ended June 30, 2012 from 4.77% for the corresponding period in 2011. The yield on loans for the three months ended June 30, 2012 was 4.99% compared to 5.25% for the corresponding period in 2011, and 5.01% compared to 5.27% for the six months ended June 30, 2012 and June 30, 2011, respectively. Loan fees included in the yield calculation decreased to $74,000 for the three months ended June 30, 2012 from $153,000 for the corresponding period in 2011, and decreased to $184,000 for the six months ended June 30, 2012 from $304,000 for the corresponding period in 2011. Net loan fees decreased due to the origination of fewer real estate construction loans. The cost of total interest-bearing liabilities decreased to 0.80% for the three months ended June 30, 2012 from 1.07% for the corresponding period in 2011, and to 0.82% for the six months ended June 30, 2012 from 1.00% for the corresponding period in 2011. Net interest margin for the three months ended June 30, 2012 was 3.85% compared to 3.93% for the corresponding period in 2011, and 3.81% for the six months ended June 30, 2012 compared to 3.96% for the corresponding period in 2011.

The following tables show, for the three and six months ended June 30, 2012 and June 30, 2011, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30, 2012 and 2011

(Dollar Amounts In Thousands)

	2012			2011
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$1,962,367	$24,335	4.99%	$1,512,972	$19,813	5.25%
Tax-exempt(2)	1,537	22	5.76	-	-	-
Mortgage loans held for sale	11,390	88	3.11	3,385	31	3.67
Investment securities:
Taxable	205,390	1,302	2.55	165,402	1,441	3.49
Tax-exempt(2)	99,705	1,176	4.74	78,509	1,047	5.35
Total investment securities (3)	305,095	2,478	3.27	243,911	2,488	4.09
Federal funds sold	89,511	42	0.19	78,504	36	0.18
Restricted equity securities	4,678	24	2.06	4,499	18	1.60
Interest-bearing balances with banks	55,208	34	0.25	31,491	19	0.24
Total interest-earning assets	$2,429,786	$27,023	4.47%	$1,874,762	$22,405	4.79%
Non-interest-earning assets:
Cash and due from banks	35,507			29,208
Net fixed assets and equipment	5,863			4,900
interest and other assets	63,675			17,294
Total assets	$2,534,831			1,926,164

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$342,814	$265	0.31%	$289,996	$299	0.41%
Savings deposits	16,182	11	0.27	8,162	10	0.49
Money market accounts	994,751	1,408	0.57	861,238	1,730	0.81
Time deposits	400,100	1,343	1.35	308,016	1,224	1.59
Federal funds purchased	86,690	54	0.25	-	-	-
Other borrowings	33,838	668	7.94	42,229	751	7.13
Total interest-bearing liabilities	$1,874,375	$3,749	0.80%	$1,509,641	$4,014	1.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	442,590			274,906
Other liabilities	7,529			6,062
Stockholders' equity	202,741			131,463
Unrealized gains on securities and derivatives	7,596			4,092
Total liabilities and stockholders' equity	$2,534,831			$1,926,164
Net interest spread			3.67%			3.73%
Net interest margin			3.85%			3.93%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $72,000 and $153,000 are included in interest income in 2012 and 2011, respectively.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(3) Unrealized gains of $11,687,000 and $6,295,000 are excluded from the yield calculation in 2012 and 2011, respectively.

	For the Three Months Ended June 30,
	2012 Compared to 2011
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$5,771	$(1,249)	$4,522
Tax-exempt	22	-	22
Mortgages held for sale	63	(6)	57
Securities - taxable	312	(451)	(139)
Securities - non taxable	267	(138)	129
Federal funds sold	5	1	6
Restricted equity securities	1	5	6
Interest-bearing balances with banks	15	-	15
Total interest-earning assets	6,456	(1,838)	4,618

Interest-bearing liabilities:
Interest-bearing demand deposits	50	(84)	(34)
Savings	7	(6)	1
Money market accounts	247	(569)	(322)
Time deposits	337	(218)	119
Federal funds purchased	54	-	54
Other borrowed funds	(156)	73	(83)
Total interest-bearing liabilities	539	(804)	(265)
Increase in net interest income	$5,917	$(1,034)	$4,883

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30, 2012 and 2011

(Dollar Amounts In Thousands)

	2012			2011
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$1,910,060	$47,612	5.01%	$1,468,728	$38,406	5.27%
Tax-exempt(2)	769	22	5.75	-	-	-
Mortgage loans held for sale	11,622	158	2.73	3,769	69	3.69
Investment securities:
Taxable	206,782	2,639	2.57	175,407	2,986	3.43
Tax-exempt(2)	96,538	2,308	4.81	77,775	2,086	5.41
Total investment securities (3)	303,320	4,947	3.28	253,182	5,072	4.04
Federal funds sold	94,606	95	0.20	75,676	72	0.19
Restricted equity securities	4,384	45	2.06	4,283	35	1.65
Interest-bearing balances with banks	70,328	87	0.25	40,940	49	0.24
Total interest-earning assets	$2,395,089	$52,966	4.45%	$1,846,578	$43,703	4.77%
Non-interest-earning assets:
Cash and due from banks	35,602			27,518
Net fixed assets and equipment	5,331			4,873
Allowance for loan losses, accrued interest and other assets	63,611			15,523
Total assets	$2,499,633			$1,894,492

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$342,672	$534	0.31%	$301,111	$625	0.42%
Savings deposits	15,974	22	0.28	7,423	19	0.52
Money market accounts	981,998	2,855	0.58	849,291	3,404	0.81
Time deposits	398,586	2,738	1.38	295,190	2,350	1.61
Federal funds purchased	79,636	99	0.25	-	-	-
Other borrowings	34,655	1,334	7.74	48,379	1,012	4.22
Total interest-bearing liabilities	$1,853,521	$7,582	0.82%	$1,501,394	$7,410	1.00%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	433,769			260,137
Other liabilites	6,590			2,503
Stockholders' equity	198,303			126,950
Unrealized gains on securities and derivatives	7,450			3,508
Total liabilities and stockholders' equity	$2,499,633			$1,894,492
Net interest spread			3.62%			3.78%
Net interest margin			3.81%			3.96%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $184,000 and $304,000 are included in interest income in 2012 and 2010, respectively.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(3) Unrealized gains of $11,710,000 and $5,396,000 are excluded from the yield calculation in 2012 and 2011, respectively.

	For the Six Months Ended June 30,
	2012 Compared to 2011
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$11,074	$(1,868)	$9,206
Tax-exempt	22	-	22
Mortgages held for sale	111	(22)	89
Taxable	478	(825)	(347)
Tax-exempt	466	(244)	222
Federal funds sold	19	4	23
Restricted equity securities	1	9	10
Interest-bearing balances with banks	36	2	38
Total interest-earning assets	12,207	(2,944)	9,263

Interest-bearing liabilities:
Interest-bearing demand deposits	79	(170)	(91)
Savings	15	(12)	3
Money market accounts	479	(1,028)	(549)
Time deposits	742	(354)	388
Federal funds purchased	99	-	99
Other borrowed funds	(348)	670	322
Total interest-bearing liabilities	1,066	(894)	172
Increase in net interest income	$11,141	$(2,050)	$9,091

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2012, total loans rated Special Mention, Substandard, and Doubtful were $83.5 million, or 4.1% of total loans, compared to $88.5 million, or 4.8% of total loans, at December 31, 2011. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3,083,000 for the three months ended June 30, 2012, an increase of $1,589,000 from $1,494,000 for the three months ended June 30, 2011. The provision for loan losses was $5,466,000 for the six months ended June 30, 2012, a $1,741,000 increase, compared to $3,725,000 for the six months ended June 30, 2011. The increase in provision for loan loss for the three and six-month periods ended June 30, 2012 was primarily due to an increase in net charge-offs during the second quarter compared to recent historical levels plus the year-to-date growth in the loan portfolio of 10.5% (21% annualized). This was partially offset by a combination of pay-downs and additional collateral being pledged to secure loans that are specifically impaired. Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans decreased to $12.1 million, or 0.60% of total loans, at June 30, 2012 from $13.8 million, or 0.75% of total loans, at December 31, 2011, and were also lower than $20.6 million, or 1.35% of total loans, at June 30, 2011. Impaired loans increased to $38.6 million, or 1.9% of total loans, at June 30, 2012, compared to $37.3 million, or 2.0% of total loans, at December 31, 2011. The allowance for loan losses totaled $23.2 million, or 1.15% of total loans, net of unearned income, at June 30, 2012, compared to $22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011 and $19.5 million, or 1.25% of loans, net of unearned income, at June 30, 2011.

Noninterest Income

Noninterest income totaled $2,428,000 for the three months ended June 30, 2012, an increase of $646,000, or 36.3%, compared to the corresponding period in 2011, and totaled $4,697,000 for the six months ended June 30, 2012, an increase of $1,644,000, or 53.8%, compared to the corresponding period in 2011. Income from mortgage banking operations for the three months ended June 30, 2012 was $879,000, up $403,000, or 84.7%, from $476,000 for the corresponding period in 2011, and for the six months ended June 30, 2012 was $1,836,000, up $1,009,000, or 122.0%, from $827,000 for the corresponding period in 2011. The addition of new mortgage lenders and our continued expansion in Pensacola, Florida, coupled with continued mortgage refinancings, lead to the increase in mortgage banking income. Service charges on deposit accounts increased $172,000, or 31.4%, to $719,000 for the three months ended June 30, 2012, from $547,000 for the corresponding period in 2011, and increased $206,000, or 18.5%, to $1,320,000 for the six months ended June 30, 2012, from $1,114,000 for the corresponding period in 2011. Much of this increase in deposit charges was attributable to overdraft charges, net of waived charges, which increased 41.8% and 14.8% for the three and six month periods ended June 30, 2012 and 2011, respectively. Interchange income on credit cards was $467,000 for the three months ended June 30, 2012 compared to only $59,000 for the corresponding period in 2011, and was $250,000 for the six months ended June 30, 2012 compared to $59,000 for the corresponding period in 2011. This large increase in credit card interchange income was the result of our change to a new credit card program provider during the second quarter in 2011.

Noninterest Expense

Noninterest expense totaled $9,895,000 for the three months ended June 30, 2012, an increase of $526,000, or 5.6%, compared to $9,369,000 in 2011, and totaled $18,926,000 for the six months ended June 30, 2012, an increase of $960,000, or 5.3%, compared to $17,966,000 for the corresponding period in 2011.

Details of expenses are as follows:

•	Salary and benefit expense increased $222,000, or 4.4%, to $5,248,000 for the three months ended June 30, 2012 from $5,026,000 for the corresponding period in 2011, and increased $1,173,000, or 12.7%, to $10,413,000 for the six months ended June 30, 2012 from $9,240,000 for the corresponding period in 2011. We had 220 full-time equivalent employees at June 30, 2012 compared to 195 at June 30, 2011, a 12.8% increase. Most of this increase in number of employees was due to our expansion into the Pensacola, Florida market and addition of new support staff necessitated by our continued growth.

•	Occupancy expense increased $27,000, or 2.9%, to $961,000 for the three months ended June 30, 2012 from $934,000 for the corresponding period in 2011 and increased $76,000, or 4.2%, to $1,896,000 for the six months ended June 30, 2012 from $1,820,000 for the corresponding period in 2011.

•	FDIC and other regulatory assessments for the three months ended June 30, 2012 were $356,000, an increase of $131,000, or 58.2%, from $225,000 during the corresponding period in 2011. Assessments for the six months ended June 30, 2012 were $746,000, a decrease of $229,000, or 23.5%, from $975,000 during the corresponding period in 2011. Changes by the FDIC during the past year in the rates charged for deposit insurance and in the methodology used to calculate the assessment base have resulted in wide variances from period to period.

•	Expenses related to OREO increased $401,000 to $536,000 for the three months ended June 30, 2012, from $135,000 for the corresponding period in 2011, and increased $284,000 to $673,000 for the six months ended June 30, 2012 from $389,000 for the corresponding period in 2011. OREO expenses increased due to more write-downs in value, which increased to $370,000 for the three months ended June 30, 2012 from $71,000 for the corresponding period in 2011, and increased to $420,000 for the six months ended June 30, 2012 from $156,000 for the corresponding period in 2011.

•	Decreases in other operating expenses for the three and six months ended June 30, 2012 compared to the corresponding periods in 2011 were the result of prepayment penalties in connection with the prepayment of our two fixed-rate advances from the Federal Home Loan Bank of Atlanta. The penalty for the first advance paid off during the first quarter of 2011 was $256,000, and the penalty for the second advance paid off in the second quarter of 2011 was $482,000, for a total cost of $738,000 for the six months ended June 30, 2012.

Income Tax Expense

Income tax expense was $4,024,000 for the three months ended June 30, 2012 versus $3,122,000 for the same period in 2011, and was $8,361,000 for the six months ended June 30, 2012 versus $5,670,000 for the corresponding period in 2011. Our effective tax rate for the three and six months ended June 30, 2012 was 32.57% and 33.51%, respectively, compared to 34.82% and 34.60%, respectively, for the corresponding periods in 2011. Our primary permanent differences are related to tax exempt income on securities and incentive stock option expenses.

We invested in bank-owned life insurance for certain named officers of the Bank on September 30, 2011. The periodic increase in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2012. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Not Applicable.

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

SERVISFIRST BANCSHARES, INC.

Date: July 31, 2012	By	/s/ Thomas A. Broughton III

Thomas A. Broughton III

President and Chief Executive Officer

Date: July 31, 2012	By	/s/ William M. Foshee

William M. Foshee

Chief Financial Officer

