Form 10-Q/A
period 2012-06-30
ServisFirst Bancshares, Inc.
filed 2012-08-23
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 22, 2012
Common stock, $.001 par value	6,005,318

Explanatory Note

The purpose of this Amendment No. 1 to the ServisFirst Bancshares, Inc. Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on July 31, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6. EXHIBITS

(a)   Exhibit:

31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).*
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* These exhibits were previously included in ServisFirst Bancshares, Inc.’s Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on July 31, 2012.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: August 23, 2012	By:	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

4