Form 10-Q
period 2012-09-30
ServisFirst Bancshares, Inc.
filed 2012-10-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 29, 2012
Common stock, $.001 par value	6,021,218

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

EX-3.01	CERTIFICATE OF INCORPORATION, AS AMENDED, OF SERVISFIRST BANCSHARES, INC.
EX-31.01	SECTION 302 CERTIFICATION OF THE CEO
EX-31.02	SECTION 302 CERTIFICATION OF THE CFO
EX-32.01	SECTION 906 CERTIFICATION OF THE CEO
EX-32.02	SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$40,312	$43,018
Interest-bearing balances due from depository institutions	204,361	99,350
Federal funds sold	10,672	100,565
Cash and cash equivalents	255,345	242,933
Available for sale debt securities, at fair value	236,582	293,809
Held to maturity debt securities (fair value of $22,327 and $15,999 at September 30, 2012 and December 31, 2011, respectively)	20,791	15,209
Restricted equity securities	3,941	3,501
Mortgage loans held for sale	28,558	17,859
Loans	2,161,130	1,830,742
Less allowance for loan losses	(24,604)	(22,030)
Loans, net	2,136,526	1,808,712
Premises and equipment, net	5,875	4,591
Accrued interest and dividends receivable	9,188	8,192
Deferred tax assets	6,289	4,914
Other real estate owned	9,641	12,275
Bank owned life insurance contracts	41,551	40,390
Other assets	8,947	8,400
Total assets	$2,763,234	$2,460,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$512,962	$418,810
Interest-bearing	1,896,559	1,725,077
Total deposits	2,409,521	2,143,887
Federal funds purchased	91,317	79,265
Other borrowings	-	4,954
Trust preferred securities	30,514	30,514
Accrued interest payable	867	945
Other liabilities	6,009	4,928
Total liabilities	2,538,228	2,264,493
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001
(liquidation preference $1,000), net of discount; 40,000 shares authorized,
40,000 shares issued and outstanding at March 31, 2012 and at
December 31, 2011	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and
960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized;
6,006,218 shares issued and outstanding at September 30, 2012 and
5,932,182 shares issued and outstanding at December 31, 2011	6	6
Additional paid-in capital	89,614	87,805
Retained earnings	87,170	61,581
Accumulated other comprehensive income	8,258	6,942
Total stockholders' equity	225,006	196,292
Total liabilities and stockholders' equity	$2,763,234	$2,460,785

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$25,609	$21,043	$73,372	$59,509
Taxable securities	1,189	1,374	3,828	4,360
Nontaxable securities	827	742	2,423	2,175
Federal funds sold	50	54	145	125
Other interest and dividends	68	99	200	184
Total interest income	27,743	23,312	79,968	66,353
Interest expense:
Deposits	3,079	3,382	9,229	9,780
Borrowed funds	616	711	2,048	2,330
Total interest expense	3,695	4,093	11,277	12,110
Net interest income	24,048	19,219	68,691	54,243
Provision for loan losses	1,185	2,740	6,651	6,465
Net interest income after provision for loan losses	22,863	16,479	62,040	47,778
Noninterest income:
Service charges on deposit accounts	666	569	1,986	1,683
Mortgage banking	865	814	2,701	1,641
Securities gains	-	-	-	666
Increase in cash surrender value life insurance	386	-	1,161	-
Other operating income	443	425	1,209	871
Total noninterest income	2,360	1,808	7,057	4,861
Noninterest expenses:
Salaries and employee benefits	5,697	4,723	16,110	13,963
Equipment and occupancy expense	988	923	2,884	2,743
Professional services	322	337	960	928
FDIC and other regulatory assessments	409	403	1,155	1,377
OREO expense	1,159	115	1,832	504
Other operating expenses	2,696	2,331	7,256	7,283
Total noninterest expenses	11,271	8,832	30,197	26,798
Income before income taxes	13,952	9,455	38,900	25,841
Provision for income taxes	4,650	3,320	13,011	8,990
Net income	9,302	6,135	25,889	16,851
Preferred stock dividends	100	100	300	100
Net income available to common stockholders	$9,202	$6,035	$25,589	$16,751

Basic earnings per common share	$1.53	$1.03	$4.28	$2.93

Diluted earnings per common share	$1.35	$0.90	$3.75	$2.58

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$9,302	$6,135	$25,889	$16,851
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $348 and $525 for the three and nine months ended September 30, 2012, respectively, and $1,473 and $3,186 for the three and nine months ended September 30, 2011, respectively	646	1,784	1,316	4,966
Reclassification adjustment for net losses on sale of securities in net income, net of tax of $234 for the nine months ended September 30, 2011	-	-	-	(432)
Other comprehensive income, net of tax	646	1,784	1,316	4,534
Comprehensive income	$9,948	$7,919	$27,205	$21,385

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2011	$39,958	$6	$87,805	$61,581	$6,942	$196,292
Preferred dividends paid	-	-	-	(300)	-	(300)
Exercise 74,036 stock options and warrants, including tax benefit	-	-	1,021	-	-	1,021
Other comprehensive income	-	-	-	-	1,316	1,316
Stock-based compensation expense	-	-	788	-	-	788
Net income	-	-	-	25,889	-	25,889
Balance, September 30, 2012	$39,958	$6	$89,614	$87,170	$8,258	$225,006

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands) (Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income	$25,889	$16,851
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(1,602)	(1,476)
Provision for loan losses	6,651	6,465
Depreciation and amortization	911	844
Net amortization of investments	789	648
Market value adjustment of interest rate cap	9	98
Increase in accrued interest and dividends receivable	(996)	(539)
Stock-based compensation expense	788	719
(Decrease) increase in accrued interest payable	(78)	145
Proceeds from sale of mortgage loans held for sale	176,753	115,329
Originations of mortgage loans held for sale	(184,706)	(115,344)
Gain on sale of securities available for sale	-	(666)
Gain on sale of mortgage loans held for sale	(2,746)	(1,641)
Net loss (gain) on sale of other real estate owned	88	(87)
Write down of other real estate owned	1,424	181
Decrease in special prepaid FDIC insurance assessments	972	1,126
Increase in cash surrender value of life insurance contracts	(1,161)	-
Loss on prepayment of other borrowings	-	738
Net change in other assets, liabilities, and other operating activities	(401)	966
Net cash provided by operating activities	22,584	24,357
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(34,040)	(95,311)
Proceeds from maturities, calls and paydowns of securities available for sale	92,021	19,679
Purchase of securities held to maturity	(6,005)	(11,188)
Proceeds from maturities, calls and paydowns of securities held to maturity	423	1,067
Increase in loans	(335,877)	(309,529)
Purchase of premises and equipment	(2,195)	(893)
Purchase of restricted equity securities	(787)	(543)
Purchase of bank-owned life insurance contracts	-	(40,000)
Proceeds from sale of securities available for sale	-	63,270
Proceeds from sale of restricted equity securities	347	345
Proceeds from sale of other real estate owned and repossessions	2,534	2,950
Net cash used in investing activities	(283,579)	(370,153)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	94,152	131,605
Net increase in interest-bearing deposits	171,482	120,960
Net increase in federal funds purchased	12,052	16,400
Proceeds from sale of common stock, net	1,021	10,411
Proceeds from sale of preferred stock, net	-	39,958
Repayment of other borrowings	(5,000)	(20,738)
Dividends on preferred stock	(300)	(100)
Net cash provided by financing activities	273,407	298,496
Net increase (decrease) in cash and cash equivalents	12,412	(47,300)
Cash and cash equivalents at beginning of year	242,933	231,978
Cash and cash equivalents at end of year	$255,345	$184,678
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$11,355	$11,965
Income taxes	12,203	10,136
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$-	$417
Other real estate acquired in settlement of loans	1,436	6,263
Internally financed sales of other real estate owned	24	141

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants, as well as the potential common shares issuable upon possible conversion of the Company’s junior subordinated mandatory convertible deferrable interest debentures due March 15, 2040.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	6,005,242	5,886,178	5,977,590	5,709,334
Net income available to common stockholders	$9,202	$6,035	$25,589	$16,751
Basic earnings per common share	$1.53	$1.03	$4.28	$2.93

Weighted average common shares outstanding	6,005,242	5,886,178	5,977,590	5,709,334
Dilutive effects of assumed conversions and exercise of stock options and warrants	942,187	996,631	954,088	962,579
Weighted average common and dilutive potential common shares outstanding	6,947,429	6,882,809	6,931,678	6,671,913
Net income available to common stockholders	$9,202	$6,035	$25,589	$16,751
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	143	150	426	444
Net income available to common stockholders, adjusted for effect of debt conversion	$9,345	$6,185	$26,015	$17,195
Diluted earnings per common share	$1.35	$0.90	$3.75	$2.58

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$32,355	$1,139	$-	$33,494
Mortgage-backed securities	77,067	4,890	-	81,957
State and municipal securities	108,682	6,523	(9)	115,196
Corporate debt	5,773	162	-	5,935
Total	223,877	12,714	(9)	236,582
Securities Held to Maturity
Mortgage-backed securities	15,254	860	-	16,114
State and municipal securities	5,537	676	-	6,213
Total	$20,791	$1,536	$-	$22,327

December 31, 2011
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$98,169	$1,512	$(59)	$99,622
Mortgage-backed securities	88,118	4,462	-	92,580
State and municipal securities	95,331	5,230	(35)	100,526
Corporate debt	1,029	52	-	1,081
Total	282,647	11,256	(94)	293,809
Securities Held to Maturity
Mortgage-backed securities	9,676	410	-	10,086
State and municipal securities	5,533	380	-	5,913
Total	$15,209	$790	$-	$15,999

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2012 and December 31, 2011, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2012, two of the Company’s 555 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2012
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	(6)	1,421	(3)	333	(9)	1,754
Corporate debt	-	-	-	-	-	-
Total	$(6)	$1,421	$(3)	$333	$(9)	$1,754

December 31, 2011
U.S. Treasury and government sponsored agencies	$(59)	$15,074	$-	$-	$(59)	$15,074
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	(35)	4,559	-	-	(35)	4,559
Corporate debt	-	-	-	-	-	-
Total	$(94)	$19,633	$-	$-	$(94)	$19,633

NOTE 5 – LOANS

The following table details the company’s loans at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Dollars In Thousands)
Commercial, financial and agricultural	$910,220	$799,464
Real estate - construction	153,351	151,218
Real estate - mortgage:
Owner-occupied commercial	530,350	398,601
1-4 family mortgage	236,060	205,182
Other mortgage	288,677	235,251
Subtotal: Real estate - mortgage	1,055,087	839,034
Consumer	42,472	41,026
Total Loans	2,161,130	1,830,742
Less: Allowance for loan losses	(24,604)	(22,030)
Net Loans	$2,136,526	$1,808,712

Commercial, financial and agricultural	42.12%	43.67%
Real estate - construction	7.10%	8.26%
Real estate - mortgage:
Owner-occupied commercial	24.54%	21.77%
1-4 family mortgage	10.92%	11.21%
Other mortgage	13.36%	12.85%
Subtotal: Real estate - mortgage	48.82%	45.83%
Consumer	1.96%	2.24%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of September 30, 2012 and December 31, 2011 were as follows:

		Special
September 30, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$893,444	$9,995	$6,781	$-	$910,220
Real estate - construction	125,589	11,756	16,006	-	153,351
Real estate - mortgage:
Owner-occupied commercial	516,073	5,149	9,128	-	530,350
1-4 family mortgage	223,659	6,265	6,136	-	236,060
Other mortgage	278,355	6,794	3,528	-	288,677
Total real estate mortgage	1,018,087	18,208	18,792	-	1,055,087
Consumer	42,063	81	328	-	42,472
Total	$2,079,183	$40,040	$41,907	$-	$2,161,130

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$780,270	$11,775	$7,419	$-	$799,464
Real estate - construction	117,244	14,472	19,502	-	151,218
Real estate - mortgage:
Owner-occupied commercial	385,084	7,333	6,184	-	398,601
1-4 family mortgage	194,447	4,835	5,900	-	205,182
Other mortgage	224,807	7,034	3,410	-	235,251
Total real estate mortgage	804,338	19,202	15,494	-	839,034
Consumer	40,353	96	577	-	41,026
Total	$1,742,205	$45,545	$42,992	$-	$1,830,742
12

Loans by performance status as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$909,853	$367	$910,220
Real estate - construction	145,130	8,221	153,351
Real estate - mortgage:
Owner-occupied commercial	527,393	2,957	530,350
1-4 family mortgage	235,591	469	236,060
Other mortgage	287,644	1,033	288,677
Total real estate mortgage	1,050,628	4,459	1,055,087
Consumer	42,308	164	42,472
Total	$2,147,919	$13,211	$2,161,130

December 31, 2011	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$798,285	$1,179	$799,464
Real estate - construction	141,155	10,063	151,218
Real estate - mortgage:
Owner-occupied commercial	397,809	792	398,601
1-4 family mortgage	204,512	670	205,182
Other mortgage	234,558	693	235,251
Total real estate mortgage	836,879	2,155	839,034
Consumer	40,651	375	41,026
Total	$1,816,970	$13,772	$1,830,742

Loans by past due status as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$757	$371	$-	$1,128	$367	$908,725	$910,220
Real estate - construction	-	32	-	32	8,221	145,098	153,351
Real estate - mortgage:
Owner-occupied commercial	1,555	-	-	1,555	2,957	525,838	530,350
1-4 family mortgage	242	-	-	242	469	235,349	236,060
Other mortgage	1,000	-	-	1,000	1,033	286,644	288,677
Total real estate - mortgage	2,797	-	-	2,797	4,459	1,047,831	1,055,087
Consumer	216	20	38	274	126	42,072	42,472
Total	$3,770	$423	$38	$4,231	$13,173	$2,143,726	$2,161,130

December 31, 2011	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$-	$-	$-	$-	$1,179	$798,285	$799,464
Real estate - construction	2,234	-	-	2,234	10,063	138,921	151,218
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	792	397,809	398,601
1-4 family mortgage	2,107	-	-	2,107	670	202,405	205,182
Other mortgage	-	-	-	-	693	234,558	235,251
Total real estate - mortgage	2,107	-	-	2,107	2,155	834,772	839,034
Consumer	-	84	-	84	375	40,567	41,026
Total	$4,341	$84	$-	$4,425	$13,772	$1,812,545	$1,830,742

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of September 30, 2012 and December 31, 2011. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Unallocated	Total
	(In Thousands)
	Three Months Ended September 30, 2012
Allowance for loan losses:
Balance at June 30, 2012	$6,511	$7,582	$3,640	$285	$5,221	$23,239
Charge-offs	(349)	(16)	(30)	(79)	-	(474)
Recoveries	24	47	582	1	-	654
Provision	1,090	(1,560)	615	96	944	1,185
Balance at September 30, 2012	$7,276	$6,053	$4,807	$303	$6,165	$24,604

	Three Months Ended September 30, 2011
Allowance for loan losses:
Balance at June 30, 2011	$5,822	$6,468	$3,187	$551	$3,488	$19,516
Charge-offs	(37)	(678)	(88)	(11)	-	(814)
Recoveries	12	10	1	1	-	24
Provision	464	479	964	482	351	2,740
Balance at September 30, 2011	$6,261	$6,279	$4,064	$1,023	$3,839	$21,466

	Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Charge-offs	(898)	(2,935)	(311)	(707)	-	(4,851)
Recoveries	124	55	588	7	-	774
Provision	1,423	2,391	1,235	472	1,130	6,651
Balance at September 30, 2012	$7,276	$6,053	$4,807	$303	$6,165	$24,604

	Nine Months Ended September 30, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Charge-offs	(897)	(1,999)	(103)	(340)	-	(3,339)
Recoveries	12	174	2	75	-	263
Provision	1,798	1,731	1,722	539	675	6,465
Balance at September 30, 2011	$6,261	$6,279	$4,064	$1,023	$3,839	$21,466

	As of September 30, 2012

Allowance for loan losses:
Ending Balance	$7,276	$6,053	$4,807	$303	$6,165	$24,604
Individually Evaluated for Impairment	714	1,177	1,953	81	-	3,925
Collectively Evaluated for Impairment	6,562	4,876	2,854	222	6,165	20,679

Loans:
Ending Balance	$910,220	$153,351	$1,055,087	$42,472	$-	$2,161,130
Individually Evaluated for Impairment	4,063	16,006	18,353	328	-	38,750
Collectively Evaluated for Impairment	906,157	137,345	1,036,734	42,144	-	2,122,380

	As of December 31, 2011

Allowance for loan losses:
Ending Balance	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Individually Evaluated for Impairment	1,382	1,533	941	325	-	4,181
Collectively Evaluated for Impairment	5,245	5,009	2,354	206	5,035	17,849

Loans:
Ending Balance	$799,464	$151,218	$839,034	$41,026	$-	$1,830,742
Individually Evaluated for Impairment	5,578	16,262	14,866	547	-	37,253
Collectively Evaluated for Impairment	793,886	134,956	824,168	40,479	-	1,793,489

The following table presents details of the Company’s impaired loans as of September 30, 2012 and December 31, 2011, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2012			2012		2012
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,085	$2,338	$-	$1,856	$73	$1,289	$119
Real estate - construction	5,805	6,350	-	5,833	42	5,733	159
Real estate - mortgage:
Owner-occupied commercial	5,228	5,539	-	5,550	68	5,367	182
1-4 family mortgage	1,925	2,147	-	1,872	14	1,999	56
Other mortgage	2,886	2,886	-	2,885	31	2,855	96
Total real estate - mortgage	10,039	10,572	-	10,307	113	10,221	334
Consumer	36	610	-	36	-	183	-
Total with no allowance recorded	17,965	19,870	-	18,032	228	17,426	612

With an allowance recorded:
Commercial, financial and agricultural	1,978	1,978	714	1,956	29	1,954	89
Real estate - construction	10,201	11,712	1,177	10,949	4	11,686	134
Real estate - mortgage:
Owner-occupied commercial	3,671	3,671	804	3,675	26	3,794	81
1-4 family mortgage	4,001	4,001	894	4,001	38	4,000	103
Other mortgage	642	642	255	642	4	648	22
Total real estate - mortgage	8,314	8,314	1,953	8,318	68	8,442	206
Consumer	292	344	81	344	3	268	7
Total with allowance recorded	20,785	22,348	3,925	21,567	104	22,350	436

Total Impaired Loans:
Commercial, financial and agricultural	4,063	4,316	714	3,812	102	3,243	208
Real estate - construction	16,006	18,062	1,177	16,782	46	17,419	293
Real estate - mortgage:
Owner-occupied commercial	8,899	9,210	804	9,225	94	9,161	263
1-4 family mortgage	5,926	6,148	894	5,873	52	5,999	159
Other mortgage	3,528	3,528	255	3,527	35	3,503	118
Total real estate - mortgage	18,353	18,886	1,953	18,625	181	18,663	540
Consumer	328	954	81	380	3	451	7
Total impaired loans	$38,750	$42,218	$3,925	$39,599	$332	$39,776	$1,048

December 31, 2011

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,264	$1,264	$-	$1,501	$74
Real estate - construction	11,583	12,573	-	10,406	226
Owner-occupied commercial	2,493	2,493	-	2,523	153
1-4 family mortgage	1,293	1,293	-	1,241	44
Other mortgage	2,837	2,837	-	2,746	162
Total real estate - mortgage	6,623	6,623	-	6,510	359
Consumer	173	173	-	173	6
Total with no allowance recorded	19,643	20,633	-	18,590	665

With an allowance recorded:
Commercial, financial and agricultural	4,314	4,314	1,382	4,156	226
Real estate - construction	4,679	4,679	1,482	3,987	94
Real estate - mortgage:
Owner-occupied commercial	3,515	3,515	88	3,504	365
1-4 family mortgage	4,397	4,397	904	4,484	198
Other mortgage	331	331	-	337	22
Total real estate - mortgage	8,243	8,243	992	8,325	585
Consumer	374	624	325	425	-
Total with allowance recorded	17,610	17,860	4,181	16,893	905

Total Impaired Loans:
Commercial, financial and agricultural	5,578	5,578	1,382	5,657	300
Real estate - construction	16,262	17,252	1,482	14,393	320
Real estate - mortgage:
Owner-occupied commercial	6,008	6,008	88	6,027	518
1-4 family mortgage	5,690	5,690	904	5,725	242
Other mortgage	3,168	3,168	-	3,083	184
Total real estate - mortgage	14,866	14,866	992	14,835	944
Consumer	547	797	325	598	6
Total impaired loans	$37,253	$38,493	$4,181	$35,483	$1,570

Troubled Debt Restructurings (“TDR”) at September 30, 2012, December 31, 2011 and September 30, 2011 totaled $12.0 million, $4.5 million and $4.5 million, respectively. The increase for both periods consists of two relationships that were added in the first and third quarters of 2012. At September 30, 2012, the Company had a related allowance for loan losses of $1,433,000 allocated to these TDRs, compared to $439,000 at December 31, 2011 and $297,000 at September 30, 2011. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. The assets securing these loans are under a letter of intent to sell at a purchase price that is expected to be sufficient to pay the full principal owed. The final contract is still in negotiation. All other loans classified as TDRs as of September 30, 2012 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of September 30, 2012 and September 30, 2011.

	September 30, 2012			September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,216	$1,216	5	$1,831	$1,831
Real estate - construction	15	2,899	2,899	-	-	-
Real estate - mortgage:
Owner-occupied commercial	6	5,907	5,907	1	2,357	2,357
1-4 family mortgage	5	1,709	1,709	-	-	-
Other mortgage	1	304	304	1	334	334
Total real estate mortgage	12	7,920	7,920	2	2,691	2,691
Consumer	-	-	-	-	-	-
	29	$12,035	$12,035	7	$4,522	$4,522

	Number of	Recorded		Number of	Recorded
	Contracts	Investment		Contracts	Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and agricultural	-	$-		-	$-
Real estate - construction	-	-		-	-
Real estate - mortgage:
Owner-occupied
commercial	3	2,786		-	-
1-4 family mortgage	-	-		-	-
Other mortgage	-	-		-	-
Total real estate - mortgage	3	2,786		-	-
Consumer	-	-		-	-
	3	$2,786		-	$-

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2012, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $266,000 and $788,000 for the three and nine months ended September 30, 2012 and $254,000 and $719,000 for the three and nine months ended September 30, 2011.

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

	2012	2011
Expected volatility	19.88%	29.00%
Expected dividends	-%	0.50%
Expected term (in years)	6 years	7 years
Risk-free rate	1.03%	2.70%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2012 and September 30, 2011 was $6.52 and $8.54, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2012 and September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2012:
Outstanding at January 1, 2012	1,073,800	$18.33	6.0	$12,508
Granted	41,500	30.00	9.5
Exercised	(54,036)	11.07	3.3	1,023
Forfeited	(12,500)	25.60	5.6	55
Outstanding at September 30, 2012	1,048,764	19.11	5.8	$11,440

Exercisable at September 30, 2012	443,589	$13.40	3.7	$7,363

Nine Months Ended September 30, 2011:
Outstanding at January 1, 2011	881,000	$15.65	6.9	$8,238
Granted	166,500	26.05	9.6
Exercised	(23,000)	10.89	4.5	-
Outstanding at September 30, 2011	1,024,500	17.34	6.0	$12,861

Exercisable at September 30, 2011	418,974	$12.81	4.5	$7,200

As of September 30, 2012, there was $1,748,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 5.5 years.

Restricted Stock

The Company has issued restricted stock to an executive officer and five other employees, and currently has 26,000 non-vested shares issued. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of September 30, 2012, there was $324,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.2 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total of 60,000 shares of common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank. The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. The total number of these warrants outstanding at September 30, 2012 and September 30, 2011 was 20,000 and 60,000, respectively.

The Company issued warrants for 75,000 shares of common stock at a price of $25 per share in the third quarter of 2008. These warrants were issued in connection with trust preferred securities and all were outstanding as of September 30, 2012 and 2011.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of September 30, 2012, the Company was party to two swaps with notional amounts totaling approximately $11.2 million with customers and two swaps with notional amounts totaling approximately $11.2 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded the value of these swaps at $490,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2012 and December 31, 2011 were not material.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,246,000 and $4,946,000 during the three and nine months ended September 30, 2012, respectively, and $1,431,000 and $4,567,000 during the three and nine months ended September 30, 2011, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A net loss on the sale and write-downs of OREO of $933,000 and $1,416,000 was recognized for the three and nine months ended September 30, 2012, respectively. A net gain on the sale of OREO of $39,000 was recognized during the three months ended September 30, 2011, while a net loss on the sale and write-downs of OREO of $105,000 was recognized during the nine months ended September 30, 2011. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$33,494	$-	$33,494
Mortgage-backed securities	-	81,957	-	81,957
State and municipal securities	-	115,196	-	115,196
Corporate debt	-	5,935	-	5,935
Interest rate swap agreements	-	490	-	490
Total assets at fair value	$-	$237,072	$-	$237,072

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$490	$-	$490

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$99,622	$-	$99,622
Mortgage-backed securities	-	92,580	-	92,580
State and municipal securities	-	100,526	-	100,526
Corporate debt	-	1,081	-	1,081
Interest rate swap agreements	-	617	-	617
Interest rate cap	-	9	-	9
Total assets at fair value	$-	$294,435	$-	$294,435

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$617	$-	$617

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$34,825	$34,825
Other real estate owned and repossessed assets	-	-	9,834	9,834
Total assets at fair value	-	-	$44,659	$44,659

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$33,072	$33,072
Other real estate owned	-	-	12,275	12,275
Total assets at fair value	$-	$-	$45,347	$45,347

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Investment securities available for sale	$223,877	$236,582	$282,647	$293,809
Investment securities held to maturity	20,791	22,327	15,209	15,999
Restricted equity securities	3,941	3,941	3,501	3,501
Mortgage loans held for sale	28,558	28,558	17,859	17,859
Derivatives	490	490	626	626

Level 3 inputs:
Loans, net	2,136,526	2,129,675	1,808,712	1,811,612

Financial Liabilities:
Level 2 inputs:
Deposits	2,409,521	2,412,422	2,143,887	2,150,308
Borrowings	-	-	4,954	5,377
Trust preferred securities	30,514	27,085	30,514	27,402
Derivatives	490	490	617	617

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

NOTE 10 – SF HOLDING 1, INC. AND SF REALTY 1, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. SF Realty 1 elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes. SF Realty 1 holds and manages participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2012, and events which occurred subsequent to September 30, 2012 but were not recognized in the financial statements.

On October 9, 2012, the Company called for redemption on November 8, 2012 of all of its outstanding 8.5% Junior Subordinated Deferrable Interest Debentures due 2038 (the “Junior Subordinated Debentures”), which are held by ServisFirst Capital Trust I. As a result, all of the outstanding 8.5% Trust Preferred Securities and 8.5% Common Securities of ServisFirst Capital Trust I will be redeemed on November 8, 2012. The redemption price for the Trust Preferred Securities will be $1,000 per security, for a total principal amount of $15,000,000, plus any accrued distributions up to the redemption date.

The aggregate principal amount of the Junior Subordinated Debentures to be redeemed is $15,000,000, plus accrued and unpaid interest thereon up to the redemption date. The Junior Subordinated Debentures were originally issued on September 2, 2008, and in accordance with their terms, are subject to optional redemption by the Company on or after September 1, 2011. Pursuant to the terms of its Amended and Restated Trust Agreement, ServisFirst Capital Trust I is required to use the proceeds it receives from the redemption of the Junior Subordinated Debentures to redeem its Trust Preferred Securities and 8.5% Common Securities on the same day.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and September 30, 2011.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). Through the Bank, we operate eleven full-service banking offices, with nine offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, two offices located in Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA, and one loan production office in Mobile, Alabama which opened in July 2012.

Our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings, and other deposits. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Overview

As of September 30, 2012, we had consolidated total assets of $2,763,234,000, an increase of $302,449,000, or 12.3%, from $2,460,785,000 at December 31, 2011. Total loans were $2,161,130,000 at September 30, 2012, up $330,388,000, or 18.0%, from $1,830,742,000 at December 31, 2011. Total deposits were $2,409,521,000 at September 30, 2012, an increase of $265,634,000, or 12.4%, from $2,143,887,000 at December 31, 2011.

Net income available to common stockholders for the quarter ended September 30, 2012 was $9,202,000, an increase of $3,167,000, or 52.48%, from $6,035,000 for the quarter ended September 30, 2011. Basic and diluted earnings per common share were $1.53 and $1.35, respectively, for the three months ended September 30, 2012, compared to $1.03 and $0.90, respectively, for the corresponding period in 2011.

Net income available to common stockholders for the nine months ended September 30, 2012 was $25,589,000, an increase of $8,838,000, or 52.76%, from $16,751,000 for the nine months ended September 30, 2011. Basic and diluted earnings per common share were $4.28 and $3.75, respectively, for the nine months ended September 30, 2012, compared to $2.93 and $2.58, respectively, for the corresponding period in 2011.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2012, we had $10,672,000 in federal funds sold and other investments, compared to $100,565,000 at December 31, 2011. We shifted balances held at correspondent banks to our reserve account at the Federal Reserve Bank of Atlanta to gain favorable capital treatment.

Investment Securities

Investment securities available for sale totaled $236,582,000 at September 30, 2012 and $293,809,000 at December 31, 2011. Investment securities held to maturity totaled $20,791,000 at September 30, 2012 and $15,209,000 at December 31, 2011. Purchases of $17,931,000 in mortgage-backed securities, $1,500,000 in government-sponsored agencies, $16,043,000 in municipal bonds and $4,700,000 in corporate bonds partially replaced $92,445,000 in total security redemptions during the first nine months of 2012.

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

The following table shows the amortized cost of our investment securities by their stated maturity at September 30, 2012:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$10,006	$20,297	$1,512	$540	$32,355
Mortgage-backed securities	6	1,191	33,919	57,205	92,321
State and municipal securities	990	46,928	58,295	8,006	114,219
Corporate debt	-	4,737	1,036	-	5,773
Total	$11,002	$73,153	$94,762	$65,751	$244,668

Taxable-equivalent Yield	2.21%	3.21%	4.24%	4.17%	3.82%

All securities held are traded in liquid markets. As of September 30, 2012, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3,767,000 and certain securities of First National Bankers Bank in which we invested $250,000. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2012 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $182,884,000 and $111,347,000 as of September 30, 2012 and December 31, 2011, respectively.

Loans

We had total loans of $2,161,130,000 at September 30, 2012, an increase of $330,388,000, or 18.0% year to date, compared to $1,830,742,000 at December 31, 2011. Our loan portfolio has experienced growth in all markets and in the commercial and owner-occupied real estate segments. At September 30, 2012, 51% of our loans were in our Birmingham offices, 19% of our loans were in our Huntsville offices, 14% of our loans were in our Dothan offices, 11% of our loans were in our Montgomery offices, and 6% of our loans were in our Pensacola, Florida office. Commercial loans increased $110,756,000, or 13.8% year to date and owner-occupied real estate loans increased $216,053,000, or 25.8% year to date. We continue to limit our exposure to borrowers engaged in real estate construction, with total loans outstanding remaining relatively flat in this segment.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2012.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
September 30, 2012	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$7,276	42.12%
Real estate - construction	6,053	7.10%
Real estate - mortgage	4,807	48.82%
Consumer	303	1.96%
Other	6,165	-%
Total	$24,604	100.00%

		Percentage of loans
		in each category
December 31, 2011	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$6,627	43.67%
Real estate - construction	6,542	8.26%
Real estate - mortgage	3,295	45.83%
Consumer	531	2.24%
Other	5,035	-%
Total	$22,030	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $13.2 million at September 30, 2012, compared to $13.8 million at December 31, 2011. Of this total, nonaccrual loans of $13.2 million at September 30, 2012, represented a net decrease of $0.6 million from nonaccrual loans at December 31, 2011. There were three loans 90 or more days past due and still accruing at September 30, 2012, in the amount of $38,000, compared to zero loans past due and still accruing at December 31, 2011. Troubled Debt Restructurings (“TDR”) at September 30, 2012 were $12.0 million compared to $4.5 million at December 31, 2011 with the majority of this increase attributable to a residential builder relationship in the aggregate amount of $4.6 million and another relationship with loans secured by one owner occupied commercial property in the aggregate amount of $3.1 million. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. All TDR loans at December 31, 2011 were performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) decreased to $9.6 million at September 30, 2012, from $12.3 million at December 31, 2011. The total number of OREO properties was 30 for both periods.

The following table summarizes our nonperforming assets and TDRs at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$367	5	$1,179	7
Real estate - construction	8,221	19	10,063	21
Real estate - mortgage:
Owner-occupied commercial	2,957	4	792	2
1-4 family mortgage	469	3	670	4
Other mortgage	1,033	2	693	1
Total real estate - mortgage	4,459	9	2,155	7
Consumer	126	2	375	1
Total Nonaccrual loans:	$13,173	35	$13,772	36

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	38	3	-	-
Total 90+ days past due and accruing:	$38	3	$-	-

Total Nonperforming Loans:	$13,211	38	$13,772	36

Plus: Other real estate owned	9,641	30	12,305	39
Total Nonperforming Assets	$22,852	68	$26,077	75

Restructured accruing loans:
Commercial, financial and agricultural	$1,216	2	$1,369	2
Real estate - construction	2,899	15	-	-
Real estate - mortgage:
Owner-occupied commercial	3,121	3	2,785	3
1-4 family mortgage	1,709	5	-	-
Other mortgage	304	1	331	1
Total real estate - mortgage	5,134	9	3,116	4
Consumer	-	-	-	-
Total restructured accruing loans:	$9,249	26	$4,485	6

Total Nonperforming assets and restructured accruing loans	$32,101	94	$30,562	81

Ratios:
Nonperforming loans to total loans	0.61%		0.75%
Nonperforming assets to total loans plus other real estate owned	1.05%		1.41%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	1.03%		0.99%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.0 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $7.3 million to commercial, financial and agricultural loans, and $5.1 million to other loan types. We have a total loan loss reserve as of September 30, 2012 allocable to specific loan types of $18.4 million. Another $6.2 million of our allowance for loan losses is based on our judgments regarding various external and internal factors, including macroeconomic trends, our assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $24.6 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of September 30, 2012, we had impaired loans of $38.8 million inclusive of nonaccrual loans, an increase of $1.5 million from $37.3 million as of December 31, 2011. We allocated $3.9 million of our allowance for loan losses at September 30, 2012 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $38.8 million of impaired loans reported as of September 30, 2012, $16.0 million were real estate – construction loans, $4.1 million were commercial, financial, and agricultural loans, $8.9 million were commercial real estate loans, and $6.0 million were residential real estate loans. The remaining $3.8 million of impaired loans consisted of other mortgages and consumer loans. Of the $16.0 million of impaired real estate – construction loans, $7.6 million (a total of 19 loans with 7 builders) were residential construction loans, and $2.7 million consisted of various residential lot loans to 7 builders.

Deposits

Total deposits increased $265,634,000, or 12.4%, to $2,409,521,000 at September 30, 2012 compared to $2,143,887,000 at December 31, 2011. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Other Borrowings

On June 1, 2012, we paid off our subordinated note payable due June 1, 2016, including all related accrued interest payable. We borrowed $15.5 million through the issuance of trust preferred securities and the related debenture on September 2, 2008. Both financial instruments bear an identical annual rate of interest of 8.50% and pay interest on March 1, June 1, September 1 and December 1 of each year. The current book value of this borrowing is $15.4 million as a result of amortization of the discount associated with 75,000 warrants issued to the holders of the trust preferred securities. We borrowed $15.0 million through the issuance of trust preferred securities and the related debenture on March 15, 2010. Both financial instruments bear an identical rate of interest of 6.00% and pay interest on March 15, June 15, September 15 and December 15 of each year. On October 9, 2012, we called for redemption on November 8, 2012 all of our debentures issued on September 2, 2008, as more fully discussed in Note 11 to the consolidated financial statements.

During the first and second quarter of 2011 we paid off our two advances from the Federal Home Loan Bank of Atlanta and incurred prepayment penalties totaling $738,000 by repaying these advances early.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2012, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $364.0 million. Additionally, the Bank had additional borrowing availability of approximately $130.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2012. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,008,425	$-	$-	$-	$-
Certificates of deposit (2)	401,096	248,698	111,619	40,779	-
Federal funds purchased	91,317	91,317	-	-	-
Subordinated debentures	30,000	-	-	-	30,000
Operating lease commitments	14,128	2,011	3,906	3,720	4,491
Total	$2,544,966	$342,026	$115,525	$44,499	$34,491

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

As of September 30, 2012, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2012.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2012, December 31, 2011 and September 30, 2011:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$287,868	12.99%	$177,349	8.00%	$	N/A	N/A	%
ServisFirst Bank	269,760	12.17%	177,355	8.00%		21,694	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	263,264	11.88%	88,674	4.00%		N/A	N/A	%
ServisFirst Bank	245,156	11.06%	88,677	4.00%		133,016	6.00%
Tier 1 Capital to Average Assets:
Consolidated	263,264	9.92%	106,104	4.00%		N/A	N/A	%
ServisFirst Bank	245,156	9.25%	106,025	4.00%		132,532	5.00%

As of December 31, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$246,334	12.79%	$154,094	8.00%	$	N/A	N/A	%
ServisFirst Bank	243,279	12.63%	154,070	8.00%		192,588	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	219,350	11.39%	77,047	4.00%		N/A	N/A	%
ServisFirst Bank	216,295	11.23%	77,035	4.00%		115,533	6.00%
Tier 1 Capital to Average Assets:
Consolidated	219,350	9.17%	95,642	4.00%		N/A	N/A	%
ServisFirst Bank	216,295	9.06%	95,481	4.00%		119,352	5.00%

As of September 30, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$238,517	13.40%	$142,450	8.00%	$	N/A	N/A	%
ServisFirst Bank	234,967	13.20%	142,401	8.00%		178,001	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	212,102	11.91%	71,225	4.00%		N/A	N/A	%
ServisFirst Bank	208,552	11.72%	71,200	4.00%		106,800	6.00%
Tier 1 Capital to Average Assets:
Consolidated	212,102	9.81%	71,225	4.00%		N/A	N/A	%
ServisFirst Bank	208,552	9.67%	71,200	4.00%		89,000	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $194,000 as of September 30, 2012 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2012 are as follows:

9/30/2012
(In Thousands)
Commitments to extend credit	$821,480
Credit card arrangements	24,414
Standby letters of credit	34,757
$880,651

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2012 was $9,302,000 compared to net income of $6,135,000 for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $25,889,000 compared to net income of $16,851,000 for the nine months ended September 30, 2011. The increase in net income was primarily attributable to increased net interest income as a result of growth in average earning assets. Net interest income for the three months ended September 30, 2012 increased to $24,048,000, or 25.1%, compared to $19,219,000 for the corresponding period in 2011. Net interest income for the nine months ended September 30, 2012 increased to $68,691,000, or 26.6%, compared to $54,243,000 for the corresponding period in 2011. The provision for loan losses decreased $1,555,000 to $1,185,000 for the three months ended September 30, 2012 compared to the corresponding period in 2011, and increased $186,000 to $6,651,000 for the nine months ended September 30, 2012 compared to the corresponding period in 2011. The decrease in provision for loan loss for the three -months ended September 30, 2012 compared to the same period in 2011 was primarily due to recoveries on two borrowers which had been previously charged off. This resulted in recoveries exceeding charge-offs for the quarter by $180,000. The relative small increase in loan loss provision for the nine months ended September 30, 2012 compared to the corresponding period in 2011 was primarily attributable to the year-to-date growth in the loan portfolio of 18.0% (24.1% annualized). Noninterest income increased $552,000 to $2,360,000 for the three months ended September 30, 2012 compared to the corresponding period in 2011, and increased $2,196,000 to $7,057,000 for the nine months ended September 30, 2012 compared to the corresponding period in 2011. This increase in noninterest income was primarily attributable to increased mortgage banking income and the increase in cash surrender value of life insurance contracts, as more fully explained in “Noninterest Income” below. Operating expenses for the three months ended September 30, 2012 increased to $11,271,000, or 27.6%, compared to $8,832,000 for the corresponding period in 2011, and for the nine months ended September 30, 2012 increased to $30,197,000, or 12.7%, compared to $26,798,000 for the corresponding period in 2011. The increase in operating expenses was primarily attributable to increases in salary and employee benefits expense and in OREO expense in 2012, as more fully explained in “Noninterest Expense” below.

Basic and diluted net income per common share were $1.53 and $1.35, respectively, for the three months ended September 30, 2012, compared to $1.03 and $0.90, respectively, for the corresponding period in 2011. Basic and diluted net income per common share were $4.28 and $3.75, respectively, for the nine months ended September 30, 2012, compared to $2.93 and $2.58, respectively, for the corresponding period in 2011. Return on average assets for the three and nine months ended September 30, 2012 was 1.38% and 1.34%, respectively, compared to 1.11% and 1.13% for the corresponding period in 2011, and return on average common equity for the three and nine months ended September 30, 2012 was 16.64% and 16.22%, respectively, compared to 16.53% and 16.89% for the corresponding period in 2011.

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

Taxable-equivalent net interest income increased $4,886,000, or 25.0%, to $24,440,000 for the three months ended September 30, 2012 compared to $19,554,000 for the corresponding period in 2011, and increased $14,626,000, or 26.5%, to $69,846,000 for the nine months ended September 30, 2012 compared to $55,220,000 for the corresponding period in 2011. This increase was primarily attributable to growth in average earning assets. The taxable-equivalent yield on interest-earning assets decreased to 4.39% for the three months ended September 30, 2012 from 4.44% for the corresponding period in 2011, and decreased to 4.43% for the nine months ended September 30, 2012 from 4.65% for the corresponding period in 2011. The yield on loans for the three months ended September 30, 2012 was 4.88% compared to 5.18% for the corresponding period in 2011, and 4.97% compared to 5.24% for the nine months ended September 30, 2012 and September 30, 2011, respectively. Loan fees included in the yield calculation decreased to $57,000 for the three months ended September 30, 2012 from $116,000 for the corresponding period in 2011, and decreased to $241,000 for the nine months ended September 30, 2012 from $420,000 for the corresponding period in 2011. Net loan fees decreased due to the origination of fewer real estate construction loans. The cost of total interest-bearing liabilities decreased to 0.76% for the three months ended September 30, 2012 from 0.99% for the corresponding period in 2011, and to 0.80% for the nine months ended September 30, 2012 from 1.05% for the corresponding period in 2011. Net interest margin for the three months ended September 30, 2012 was 3.82% compared to 3.67% for the corresponding period in 2011, and 3.81% for both of the nine month periods ended September 30, 2012 and 2011.

The following tables show, for the three and nine months ended September 30, 2012 and September 30, 2011, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended September 30,

(Dollar Amounts In Thousands)

	2012			2011
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,079,759	$25,502	4.88%	$1,607,567	$20,988	5.18%
Tax-exempt (2)	2,490	37	5.91	-	-	-
Mortgage loans held for sale	21,613	96	1.77	6,262	54	3.42
Investment securities:
Taxable	180,567	1,190	2.62	188,813	1,373	2.88
Tax-exempt (2)	103,770	1,192	4.57	83,784	1,078	5.10
Total investment securities (3)	284,337	2,382	3.33	272,597	2,451	3.57
Federal funds sold	92,086	50	0.22	92,717	54	0.23
Restricted equity securities	4,514	29	2.56	4,351	22	2.01
Interest-bearing balances with banks	62,277	39	0.25	129,997	78	0.24
Total interest-earning assets	$2,547,076	$28,135	4.39%	$2,113,491	$23,647	4.44%
Non-interest-earning assets:
Cash and due from banks	39,352			22,112
Net fixed assets and equipment	6,280			4,755
interest and other assets	59,899			21,577
Total assets	$2,652,607			2,161,935

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$334,412	$266	0.32%	$286,810	$259	0.36%
Savings deposits	17,444	12	0.27	10,945	14	0.51
Money market accounts	1,075,224	1,489	0.55	931,168	1,705	0.73
Time deposits	399,268	1,312	1.31	351,321	1,405	1.59
Federal funds purchased	85,153	54	0.25	18,056	12	0.26
Other borrowings	30,514	562	7.33	35,449	698	7.81
Total interest-bearing liabilities	$1,942,015	$3,695	0.76%	$1,633,749	$4,093	0.99%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	486,090			338,330
Other liabilities	4,510			5,059
Stockholders' equity	212,002			178,881
Unrealized gains on securities and derivatives	7,990			5,916
Total liabilities and stockholders' equity	$2,652,607			$2,161,935
Net interest spread			3.64%			3.45%
Net interest margin			3.82%			3.67%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $57,000 and $116,000 are included in interest income in 2012 and 2011, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $12,292,000 and $1,784,000 are excluded from the yield calculation in 2012 and 2011, respectively.

	For the Three Months Ended September 30,
	2012 Compared to 2011 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$6,013	$(1,499)	$4,514
Tax-exempt	37	-	37
Mortgages held for sale	80	(38)	42
Securities - taxable	(55)	(128)	(183)
Securities - non taxable	246	(132)	114
Federal funds sold	-	(4)	(4)
Restricted equity securities	1	6	7
Interest-bearing balances with banks	(42)	3	(39)
Total interest-earning assets	6,280	(1,792)	4,488

Interest-bearing liabilities:
Interest-bearing demand deposits	41	(34)	7
Savings	6	(8)	(2)
Money market accounts	246	(462)	(216)
Time deposits	183	(276)	(93)
Federal funds purchased	43	(1)	42
Other borrowed funds	(89)	(47)	(136)
Total interest-bearing liabilities	430	(828)	(398)
Increase in net interest income	$5,850	$(964)	$4,886

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Nine Months Ended September 30,

(Dollar Amounts In Thousands)

	2012			2011
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$1,967,039	$73,136	4.97%	$1,515,516	$59,386	5.24%
Tax-exempt (2)	1,347	58	5.75	-	-	-
Mortgage loans held for sale	14,977	254	2.27	4,609	123	3.57
Investment securities:
Taxable	197,980	3,828	2.58	179,925	4,358	3.24
Tax-exempt (2)	98,966	3,500	4.72	79,800	3,164	5.30
Total investment securities (3)	296,946	7,328	3.30	259,725	7,522	3.87
Federal funds sold	93,760	145	0.21	81,419	126	0.21
Restricted equity securities	4,427	74	2.23	4,306	57	1.77
Interest-bearing balances with banks	67,625	127	0.25	70,952	127	0.24
Total interest-earning assets	$2,446,121	$81,122	4.43%	$1,936,527	$67,341	4.65%
Non-interest-earning assets:
Cash and due from banks	36,861			25,697
Net fixed assets and equipment	5,649			4,833
Allowance for loan losses, accrued interest and other assets	62,366			18,030
Total assets	$2,550,997			$1,985,087

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$339,898	$800	0.31%	$296,292	$883	0.40%
Savings deposits	16,468	34	0.28	8,610	33	0.51
Money market accounts	1,013,300	4,344	0.57	876,883	5,108	0.78
Time deposits	398,815	4,050	1.36	314,106	3,756	1.60
Federal funds purchased	81,489	153	0.25	6,085	12	-
Other borrowings	33,264	1,895	7.61	44,030	2,329	7.07
Total interest-bearing liabilities	$1,883,234	$11,276	0.80%	$1,546,006	$12,121	1.05%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	451,337			286,488
Other liabilites	5,746			5,269
Stockholders' equity	203,049			143,005
Unrealized gains on securities and derivatives	7,631			4,319
Total liabilities and stockholders' equity	$2,550,997			$1,985,087
Net interest spread			3.63%			3.60%
Net interest margin			3.81%			3.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $241,000 and $420,000 are included in interest income in 2012 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $11,905,000 and $4,937,000 are excluded from the yield calculation in 2012 and 2011, respectively.

	For the Nine Months Ended September 30,
	2012 Compared to 2011 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$16,921	$(3,171)	$13,750
Tax-exempt	58	-	58
Mortgages held for sale	190	(59)	131
Taxable	408	(938)	(530)
Tax-exempt	703	(367)	336
Federal funds sold	19	-	19
Restricted equity securities	2	15	17
Interest-bearing balances with banks	(6)	6	-
Total interest-earning assets	18,295	(4,514)	13,781

Interest-bearing liabilities:
Interest-bearing demand deposits	119	(202)	(83)
Savings	21	(20)	1
Money market accounts	717	(1,481)	(764)
Time deposits	915	(621)	294
Federal funds purchased	142	(1)	141
Other borrowed funds	(602)	168	(434)
Total interest-bearing liabilities	1,312	(2,157)	(845)
Increase in net interest income	$16,983	$(2,357)	$14,626

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2012, total loans rated Special Mention, Substandard, and Doubtful were $81.9 million, or 3.8% of total loans, compared to $88.5 million, or 4.8% of total loans, at December 31, 2011. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $1,185,000 for the three months ended September 30, 2012, a decrease of $1,555,000 from $2,740,000 for the three months ended September 30, 2011. The provision for loan losses was $6,651,000 for the nine months ended September 30, 2012, a $186,000 increase, compared to $6,465,000 for the nine months ended September 30, 2011. The decrease in provision for loan loss for the three month period ended September 30, 2012 was primarily due to a decrease in charge-offs and an increase in recoveries during the third quarter compared to recent historical levels. This was partially offset by an increase in specific loan impairments. Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans decreased to $13.2 million, or 0.61% of total loans, at September 30, 2012 from $13.8 million, or 0.75% of total loans, at December 31, 2011, and were also lower than $18.4 million, or 1.09% of total loans, at September 30, 2011. Impaired loans increased to $38.8 million, or 1.8% of total loans, at September 30, 2012, compared to $37.3 million, or 2.0% of total loans, at December 31, 2011. The allowance for loan losses totaled $24.6 million, or 1.14% of total loans, net of unearned income, at September 30, 2012, compared to $22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011 and $21.5 million, or 1.27% of loans, net of unearned income, at September 30, 2011.

Noninterest Income

Noninterest income totaled $2,360,000 for the three months ended September 30, 2012, an increase of $552,000, or 30.5%, compared to the corresponding period in 2011, and totaled $7,057,000 for the nine months ended September 30, 2012, an increase of $2,196,000, or 45.2%, compared to the corresponding period in 2011. Income from mortgage banking operations for the three months ended September 30, 2012 was $865,000, up $51,000, or 6.3%, from $814,000 for the corresponding period in 2011, and for the nine months ended September 30, 2012 was $2,701,000, up $1,060,000, or 64.6%, from $1,641,000 for the corresponding period in 2011. The addition of new mortgage lenders and our continued expansion in Pensacola, Florida, coupled with continued mortgage refinancings, lead to the increase in mortgage banking income. Service charges on deposit accounts increased $97,000, or 17.0%, to $666,000 for the three months ended September 30, 2012, from $569,000 for the corresponding period in 2011, and increased $303,000, or 18.0%, to $1,986,000 for the nine months ended September 30, 2012, from $1,683,000 for the corresponding period in 2011. Much of this increase in deposit charges was attributable to overdraft charges, net of waived charges, which increased 10.4% and 13.3% for the three and nine month periods ended September 30, 2012 and 2011, respectively. Interchange income on credit cards was $268,000 for the three months ended September 30, 2012 compared to $186,000 for the corresponding period in 2011, and was $735,000 for the nine months ended September 30, 2012 compared to only $245,000 for the corresponding period in 2011. This large increase in credit card interchange income was the result of our change to a new credit card program provider during the second quarter in 2011. The increase in cash surrender value of life insurance contracts contributed $386,000 and $1,161,000 in noninterest income for the three and nine months ended September 30, 2012. The investment in these life insurance contracts took place on September 30, 2011.

Noninterest Expense

Noninterest expense totaled $11,271,000 for the three months ended September 30, 2012, an increase of $2,439,000, or 27.6%, compared to $8,832,000 in 2011, and totaled $30,197,000 for the nine months ended September 30, 2012, an increase of $3,399,000, or 12.7%, compared to $26,798,000 for the corresponding period in 2011.

Details of expenses are as follows:

•	Salary and benefit expense increased $974,000, or 20.6%, to $5,697,000 for the three months ended September 30, 2012 from $4,723,000 for the corresponding period in 2011, and increased $2,147,000, or 15.4%, to $16,110,000 for the nine months ended September 30, 2012 from $13,963,000 for the corresponding period in 2011. We had 223 full-time equivalent employees at September 30, 2012 compared to 202 at September 30, 2011, a 10.4% increase. Most of this increase in number of employees was due to our expansion into the Pensacola, Florida market and addition of new support staff necessitated by our continued growth.

•	Occupancy expense increased $65,000, or 7.0%, to $988,000 for the three months ended September 30, 2012 from $923,000 for the corresponding period in 2011 and increased $141,000, or 5.1%, to $2,884,000 for the nine months ended September 30, 2012 from $2,743,000 for the corresponding period in 2011.

•	FDIC and other regulatory assessments for the three months ended September 30, 2012 were $409,000, an increase of $6,000, or 1.5%, from $403,000 during the corresponding period in 2011. Assessments for the nine months ended September 30, 2012 were $1,155,000, a decrease of $222,000, or 16.1%, from $1,377,000 during the corresponding period in 2011. Changes by the FDIC during the past year in the rates charged for deposit insurance and in the methodology used to calculate the assessment base have resulted in wide variances from period to period.

•	Expenses related to OREO increased $1,044,000 to $1,159,000 for the three months ended September 30, 2012, from $115,000 for the corresponding period in 2011, and increased $1,328,000 to $1,832,000 for the nine months ended September 30, 2012 from $504,000 for the corresponding period in 2011. OREO expenses increased due to more write-downs in value, which increased to $987,000 for the three months ended September 30, 2012 from $25,000 for the corresponding period in 2011, and increased to $1,424,000 for the nine months ended September 30, 2012 from $181,000 for the corresponding period in 2011.

•	All other operating expenses for the three months ended September 30, 2012 were up $365,000, or 15.7%, to $2,696,000 from the corresponding period in 2011. This increase was largely comprised of higher recording fees and other non-origination loan expenses. Other operating expenses for the nine months ended September 30, 2012 were $7,256,000, or relatively flat from the corresponding period in 2011. Adjusting out $738,000 in prepayment penalties we incurred in 2011, other operating expenses increased $711,000, or 10.9%, during the nine months ended September 30, 2012 when compared to the corresponding period in 2011. This increase was largely for the same reasons as the increase in the three month period discussed above.

Income Tax Expense

Income tax expense was $4,650,000 for the three months ended September 30, 2012 versus $3,320,000 for the same period in 2011, and was $13,011,000 for the nine months ended September 30, 2012 versus $8,990,000 for the corresponding period in 2011. Our effective tax rate for the three and nine months ended September 30, 2012 was 33.33% and 33.45%, respectively, compared to 35.11% and 34.79%, respectively, for the corresponding periods in 2011. Our primary permanent differences are related to tax exempt income on securities and incentive stock option expenses.

We invested in bank-owned life insurance for certain named officers of the Bank on September 30, 2011. The periodic increase in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

We created a real estate investment trust in the first quarter of 2012 for the purposes of isolating certain real estate loans for tracking purposes. The trust is a wholly-owned subsidiary of a trust holding company, which in turn is a wholly-owned subsidiary of the Bank. The trust dividends its net earnings, primarily interest income derived from the loans it holds, to the bank, which receives a deduction for Alabama income tax purposes.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2012. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

3.01 Certificate of Incorporation, as amended, of ServisFirst Bancshares, Inc.

31.01 Certification of principal executive officer pursuant to Rule 13a-14(a).

31.02 Certification of principal financial officer pursuant to Rule 13a-14(a).

32.01 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.02 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

EX-101.INS XBRL Instance Document

EX-101.SCH XBRL Taxonomy Extension Schema

EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase

EX-101.LAB XBRL Taxonomy Extension Label Linkbase

EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase

EX-101.DEF XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: October 31, 2012	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 31, 2012	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

