Form 10-K
period 2012-12-31
ServisFirst Bancshares, Inc.
filed 2013-03-12
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

   Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $30.00 per share of Common Stock, was $159,534,480.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2013
Common stock, $.001 par value	6,268,812

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARE, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Form 10-K, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking statements” that are based upon our current expectations and projections about future events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of the continued slow economic recovery and high unemployment;
•	the effects of continued deleveraging of United States citizens and businesses;
•	the effects of potential federal spending cuts due to the United States debt ceiling crisis;
•	the effects of continued depression of residential housing values and the slow market for sales and resales;
•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;
•	the effects of governmental monetary and fiscal policies and legislative and regulatory changes;
•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
•	the effects of terrorism and efforts to combat it;
•	the effects of hazardous weather such as the tornados that struck the state of Alabama in April 2011 and January 2012;
•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the internet;
•	the effect of any merger, acquisition or other transaction to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any business that we acquire; and
•	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves.

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” or “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary” or “the Bank” and its other subsidiaries. References herein to the fiscal years 2008, 2009, 2010, 2011 and 2012 mean our fiscal years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 11 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties of Alabama and in Escambia County Florida in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and Pensacola-Ferry Pass-Brent, Florida. Additionally, we operate a loan production office in Mobile County of Alabama in the Mobile MSA. As of December 31, 2012, we had total assets of approximately $2.9 billion, total loans of approximately $2.4 billion, total deposits of approximately $2.5 billion and total stockholders’ equity of approximately $233 million.

In January 2012, we formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. SF Realty 1 elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes. SF Realty 1 holds and manages participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank. SF Holding 1, Inc. and SF Realty 1, Inc. are both consolidated into the Company.

We were originally incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of ServisFirst Bank, an Alabama banking corporation (separately referred to herein as the “Bank”), which started operations on May 2, 2005. On November 29, 2007, we became the sole shareholder of the Bank by virtue of a plan of reorganization and agreement of merger pursuant to which (i) a wholly-owned subsidiary formed for the purpose of the reorganization was merged with and into the Bank, with the Bank surviving, and (ii) each shareholder of the Bank exchanged their shares of the Bank’s common stock for an equal number of shares of our common stock.

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

Market Growth and Competition

The markets in which we operate enjoyed steady expansion in their deposit base until being negatively affected by the recession and credit crisis beginning in 2008. We believe that the long-term growth potential of each of our markets is substantial, and further believe that many local affluent professionals and small business owners will do their banking with local, autonomous institutions that offer a higher level of personalized service. According to FDIC reports, total deposits in each of our market areas have expanded from 2002 to 2012 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2012	2002	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$26.6	$15.1	5.83%
Madison County, Alabama	5.9	3.4	5.67%
Montgomery County, Alabama	6.6	3.2	7.51%
Houston County, Alabama	2.1	1.3	4.91%
Escambia County, Florida	3.5	2.6	3.02%

The Bank is subject to intense competition from various financial institutions and other financial service providers.  The Bank competes for deposits with other local and regional commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds.  In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2012, as reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$975.2	$29,406.0	6	3.32%
Huntsville MSA	2	500.5	6,606.7	5	7.58%
Montgomery MSA	2	376.9	7,909.1	6	4.76%
Dothan MSA	2	249.9	2,800.0	3	8.92%
Florida:
Pensacola-Ferry Pass-Brent MSA	1	140.8	4,686.3	11	3.00%

Together, deposits for all institutions in Jefferson, Shelby, Montgomery, Madison, and Houston Counties represented approximately 48.75% of all the deposits in the State of Alabama at June 30, 2012. Deposits for all institutions in Escambia County represent approximately 0.82% of all the deposits in the state of Florida at June 30, 2012.

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

In our primary service areas, our five largest competitors are Regions Bank, Wells Fargo Bank, Compass Bank, BB&T and PNC Bank, NA. These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of, media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

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

Operating Strategy

In order for us to achieve the level of prompt, responsive service necessary to attract customers and to develop our desired reputation as an urban bank with a community focus, we have employed the following operating strategies:

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

Our commercial loans usually will be collateralized. Generally, collateral consists of business assets, including any or all of general intangibles, accounts receivables, inventory, equipment, or real estate. Collateral is subject to the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, we underwrite collateral to strict standards, including valuations and general acceptability based on our ability to monitor its ongoing condition and value.

We underwrite our commercial loans primarily on the basis of the borrower’s cash flow, ability to service debt, and degree of management expertise. As a general practice, we take as collateral a security interest in any available real estate, equipment or personal property. Under limited circumstances, we may make commercial loans on an unsecured basis. This type loan may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates such as have occurred in the recent economic recession and credit market crisis. Perceived risks may differ depending on the particular industry in which a borrower operates. General risks to an industry, such as the recent economic recession and credit market crisis, or to a particular segment of an industry are monitored by senior management on an ongoing basis. When warranted, loans to individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed by the credit review committee or board of directors. Commercial and industrial borrowers are required to submit financial statements to us on a regular basis. We analyze these statements, looking for weaknesses and trends, and will assign the loan a risk grade accordingly. Based on this risk grade, the loan may receive an increased degree of scrutiny by management, up to and including additional loss reserves being required.

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

Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of 12 to 24 months, and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80% of residential construction loans. Speculative construction loans will be based on the borrower’s financial strength and cash flow position. Development loans are generally limited to 75% of appraised value. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. During times of economic stress, this type loan has typically had a greater degree of risk than other loan types, as has been evident in the recent credit crisis.

Beginning in 2008, there have been numerous construction loan defaults among many commercial bank loan portfolios, including a number of Alabama-based banks. To mitigate the risk of such defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $7.1 million in 2012. We maintained our allocation of loan loss reserve for these loans at approximately $6.5 million, the same amount as allocated at the end 2011. Charge-offs for construction loans increased from $2.6 million for 2011 to $3.1 million for 2012, but the overall quality of the construction loan portfolio has improved with $14.4 million rated as substandard at December 31, 2012 compared to $19.5 million at December 31, 2011.

Residential Real Estate Loans. Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate fixed-rate mortgages with long-term maturities and balloon payments generally not exceeding five years. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. Risks associated with these loans are generally less significant than those of other loans and involve fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems. Real estate has recently experienced a period of declining prices which negatively affects real estate collateralized loans, but this negative effect has to date been more prevalent in regions of the United States other than our primary service areas; however, homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any “Alt-A” or subprime loans.

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

Commitments and Contingencies

As of December 31, 2012, we had commitments to extend credit beyond current fundings of approximately $860.4 million, had issued standby letters of credit in the amount of approximately $36.4 million, and had commitments for credit card arrangements of approximately $25.7 million.

Policy for Determining the Loan Loss Allowance

The allowance for loan losses represents our management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, our management evaluates the following factors:

•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, and charge-off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•	changes in the trend of the volume and severity of past-due loans and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications, as has occurred in the residential mortgage markets and particularly for residential construction and development loans;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system and the degree of oversight by our board of directors; and

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.

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

After a loan is underwritten and booked, it is monitored or reviewed by the account officer, management, internal loan review, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio; account officers contact customers during the regular course of business and may be able to ascertain if weaknesses are developing with the borrower; independent loan consultants perform a review annually; and federal and state banking regulators perform annual reviews of the loan portfolio. If we detect weaknesses that have developed in an individual loan relationship, we downgrade the loan and assign higher reserves based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. We have established a policy to discontinue accrual of interest (non-accrual status) after the loan has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and is actively in process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If a loan will not be collected in full, we increase the allowance for loan losses to reflect our management’s estimate of any potential exposure or loss.

Our net loan losses to average total loans decreased to 0.24% for the year ended December 31, 2012 from 0.32% for the year ended December 31, 2011, which was down from 0.55% for the year ended December 31, 2010. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2012, we had $10.4 million of non-accrual loans, of which 96% are secured real estate loans. We have allocated approximately $6.5 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans and $8.2 million to commercial and industrial loans, and have a total loan loss reserve as of December 31, 2012 allocable to specific loan types of $19.9 million. We also currently maintain a portion of the allowance for loan losses which is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. The qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. This qualitative factor portion of the allowance for loan losses totaled $6.4 million, resulting in a total allowance for loan losses of $26.3 million at December 31, 2012. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable, including after considering the effect of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 50% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2012.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts. We currently have no brokered deposits. To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. The Bank is a member of the FDIC, and thus our deposits are FDIC-insured. The FDIC’s full guarantee of noninterest-bearing transaction accounts, as provided for by The Dodd-Frank Wall Street Reform and Consumer Protection Act, expired on December 31, 2012.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone banking, direct deposit, Internet banking, mobile banking, traveler’s checks, safe deposit boxes, attorney trust accounts and automatic account transfers. We also participate in a shared network of automated teller machines and a debit card system that our customers are able to use throughout Alabama and in other states and, in certain accounts subject to certain conditions, we rebate to the customer the ATM fees automatically after each business day. Additionally, we offer Visa® credit cards.

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

Employees

We had 234 full-time equivalent employees as of December 31, 2012. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Supervision and Regulation

Both we and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These regulations require compliance with various consumer protection provisions applicable to lending, deposits, brokerage and fiduciary activities. These guidelines also impose capital adequacy requirements and restrict our ability to repurchase our stock and receive dividends from the Bank. These laws generally are intended to protect depositors and not stockholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Bank Regulation and Supervision

The Bank is subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations are generally intended to protect depositors and not stockholders. The following discussion describes the material elements of the regulatory framework that applies to the Bank.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2012, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments

The Bank is subject to risk-based deposit insurance premium assessments imposed by the FDIC upon Deposit Insurance Fund members. Under the FDIC’s assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. The following information applies to an institution’s assessment base and assessment rate:

•	Assessment Base. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (i.e., Tier 1 capital) during such period.

•	Assessment Rate. An institution’s assessment rate is assigned by the FDIC on a quarterly basis. To assign an assessment rate, the FDIC designates an institution as falling into one of four risk categories, or as being a large and highly complex financial institution. The FDIC determines an institution’s risk category based on the level of the institution’s capitalization and on supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each risk category designation contains upward and downward adjustment factors based on long-term unsecured debt and brokered deposits. Assessment rates currently range from 0.025% per annum for an institution in the lowest risk category with the maximum downward adjustment, to 0.45% per annum for an institution in the highest risk category with the maximum upward adjustment. For the fourth quarter of 2012, the Bank’s assessment rate was set at $0.0142, or $0.0568 annually, per $100 of assessment base.

The FDIC’s current risk-based assessment system went into effect in 2011 and represents a major shift from the prior assessment system. Under the prior system, an institution’s assessment base was based on the institution’s deposits, rather than on the institution’s assets minus its tangible equity capital. The prior system also involved assessment rate adjustments on account of an institution’s secured liabilities, and somewhat different adjustment methodologies than the new system for long-term unsecured debt and brokered deposits.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2012, the FICO assessment was equal to $0.0016, or $0.0064 annually, per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

We note that the FDIC has taken several actions in recent years to supplement the revenues received from its annual deposit insurance premium assessments. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a cap of 10 basis points times the institution’s assessment base for the second quarter 2009. That special assessment was collected on September 30, 2009. In addition, on November 17, 2009, the FDIC adopted a final rule that required all institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepayment was collected on December 30, 2009, and was mandatory for all banks except for those exempt under certain circumstances. The FDIC’s possible need to further increase assessment rates and charge additional one-time assessment fees is generally considered to be greater in the current economic climate. If the FDIC were to take additional action in the future to supplement its assessment revenues, such actions could have a negative impact on the Bank’s earnings in certain cases.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liability of Commonly Controlled Depository Institutions

Under the Federal Deposit Insurance Act, an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected, to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damage is superior to claims of stockholders of the insured depository institution but is subordinate to claims of depositors, secured creditors, other general and senior creditors, and holders of subordinated debt (other than affiliates) of the institution.

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

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Credit Transactions

The Bank’s loan operations are subject to federal laws applicable to credit transactions, including:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in extending credit;

•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Federal Laws Applicable to Deposit Transactions

The deposit operations of the Bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

We and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the holding company) and the FDIC and the Alabama Banking Department (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The FDIC has established substantially similar measures for banks.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2012, our consolidated ratio of total capital to risk-weighted assets was 11.78%, and our ratio of Tier 1 capital to risk-weighted assets was 9.89%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2012, our leverage ratio was 8.43%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

As of December 31, 2012, the Bank’s most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. Our Bank was well-capitalized under the prompt corrective action provisions as of December 31, 2012.

In addition to the foregoing federal requirements, the Bank is subject to a requirement of the Alabama Banking Department that the Bank maintain a leverage ratio of 8%. At December 31, 2012, the Bank’s leverage ratio was 9.03%.

Potential Changes in Capital Adequacy Requirements

In December 2010, the Basel Committee on Banking Supervision, a group representing the central banking authorities of 27 nations that formulates recommendations on banking supervisory policy, released its final framework for strengthening international capital and liquidity regulation, known as “Basel III”. Although the Basel III framework is not directly binding on the U.S. bank regulatory agencies, in June 2012 the agencies circulated proposed regulations that, once finalized, would implement Basel III standards for U.S. insured depository institutions and their holding companies.

Basel III places more emphasis than current capital adequacy requirements on “Common Equity Tier 1” capital, or “CET1”, which is predominantly made up of retained earnings and common stock instruments. The following represent important requirements currently under consideration by U.S. bank regulatory agencies in response to Basel III:

•	Institutions must maintain CET1 equal to 4.5% of risk-weighted assets;

•	Institutions must maintain Tier 1 capital (i.e., CET1 and other forms of Tier 1 capital) equal to 6.0% of risk-weighted assets;

•	Institutions must maintain total capital (i.e., Tier 1 capital and Tier 2 capital) equal to 8.0% of risk-weighted assets;

•	Institutions must maintain an additional “capital conservation buffer” of CET1 equal to 2.5% of risk-weighted assets;

•	Institutions must maintain Tier 1 capital equal to 4.0% of total assets;

•	Certain large or internationally-exposed institutions must comply with supplementary leverage ratio requirements that take into account both on- and off-balance sheet exposures;

•	During periods of excessive credit growth that pose systemic risks in the national and international banking system, certain large or internationally-exposed institutions could become subject to a “countercyclical buffer”, which could require additional CET1 equal to 2.5% of risk-weighted assets;

•	Certain instruments that have counted as Tier 1 capital in the past, including certain types of cumulative perpetual preferred stock and trust preferred instruments, no longer will count as Tier 1 capital;

•	Regulatory deductions from and adjustments to capital largely will apply to CET1 (instead of Tier 1 or total capital);

•	Unrealized gains and losses on available-for-sale debt securities, which are not currently counted for regulatory capital purposes, will be counted for those purposes, which may result in increased volatility of regulatory capital for financial institutions; and

•	In determining an institution’s risk-weighted assets, higher risk weights may be attributed to certain types of residential mortgage loans and commercial real estate loans.

Initially, the U.S. bank regulatory agencies hoped to adopt final rules implementing Basel III by January 1, 2013. However, final rules have not yet been issued. It is anticipated that, once final rules are issued, the Basel III requirements will be implemented over time so that full implementation is achieved by January 2019. Ultimately, through the future implementation of Basel III or other capital adequacy requirements, it is likely that the Company and the Bank will have to maintain higher capital levels than financial institutions are required to maintain today.

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions. Regulatory scrutiny regarding liquidity has increased during recent years, as the economic downturn that began in the late 2000s has added pressure to the liquidity of many financial institutions.

In addition to addressing capital objectives, Basel III establishes two new liquidity metrics for financial institutions. The first metric is the “Liquidity Coverage Ratio”, and it aims to require a financial institution to maintain sufficient high quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “Net Stable Funding Ratio”, and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

The Liquidity Coverage Ratio and the Net Stable Funding Ratio are currently being monitored for implementation, with the view that they will be introduced as requirements in 2015 and 2018, respectively. We cannot yet provide concrete estimates as to how those requirements, or any other regulatory positions regarding liquidity and funding, might affect the Company or the Bank. However, we note that increased liquidity requirements generally would be expected to cause the Bank to invest its assets more conservatively—and therefore at lower yields—than it otherwise might invest. Such lower-yield investments likely would reduce the Bank’s revenue stream, and in turn its earnings potential.

Payment of Dividends

We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our stockholders, is dividends the Bank pays to us as the Bank’s sole stockholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to our payment of dividends to our stockholders. The requirement that a bank holding company must serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Delaware corporate law.

The Alabama Banking Department also regulates the Bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (the Bank’s surplus currently exceeds 20% of its capital). Moreover, the Bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, the Bank would be limited to paying $90.1 million in dividends as of December 31, 2012. In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

Lending Limits

Under Alabama law, the amount of loans which may be made by a bank in the aggregate to one person is limited. Alabama law provides that unsecured loans by a bank to one person may not exceed an amount equal to 10% of the capital and unimpaired surplus of the bank or 20% in the case of secured loans. For purposes of calculating these limits, loans to various business interests of the borrower, including companies in which a substantial portion of the stock is owned or partnerships in which a person is a partner, must be aggregated with those made to the borrower individually. Loans secured by certain readily marketable collateral are exempt from these limitations, as are loans secured by deposits and certain government securities.

Commercial Real Estate Concentration Limits

On December 12, 2006, the U.S. bank regulatory agencies issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”) to address increased concentrations in commercial real estate (“CRE”) loans. The Guidance describes the criteria the Agencies will use as indicators to indentify institutions potentially exposed to CRE concentration risk. An institution that has (1) experienced rapid growth in CRE lending, (2) notable exposure to a specific type of CRE, (3) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (4) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information of customers. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with certain nonaffiliated third parties. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

The Fair Credit Reporting Act (the “FCRA”) imposes, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	requirements for entities that furnish information to consumer reporting agencies (which would include the Bank) to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	requirements for mortgage lenders to disclose credit scores to consumers.

The FCRA also prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information between us and the Bank for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Since we do not share consumer information between us and the Bank, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and the requirements of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account and other relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

Recent Federal Legislation relating to Financial Institutions

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. As final rules and regulations implementing the Dodd-Frank Act are adopted, this new law is significantly changing the bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts and certain attorney’s trust accounts had unlimited deposit insurance through December 31, 2012.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements have been released and will be generally effective in 2014.

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

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings. You may also obtain a copy of any such report from us free of charge by requesting such copy in writing to 850 Shades Creek Parkway, Suite 200, Birmingham, Alabama 35209, Attention: Chief Financial Officer. This annual report and accompanying exhibits and all other reports and filings that we file with the SEC will be available for the public to view and copy (at prescribed rates) at the SEC’s Public Reference Room at 100 F Street, Washington, D.C. 20549. You may also obtain copies of such information at the prescribed rates from the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains such reports, proxy and information statements, and other information we file electronically with the SEC. You may access this website by clicking on http://www.sec.gov.

Executive Officers of the Registrant

The business experience of our executive officers who are not also directors is set forth below.

William M. Foshee (58) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Clarence C. Pouncey, III (56) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006 and also served as Chief Risk Officer of the Bank from March 2006 until November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (now Wells Fargo Bank) in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services.

Andrew N. Kattos (43) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves on the advisory council of the University of Alabama in Huntsville School of Business.

G. Carlton Barker (64) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustee.

Ronald A. DeVane (61) – Mr. DeVane has served as Executive Vice President and Dothan President and Chief Executive Officer of the Bank since August 2008. Prior to joining the Company, Mr. DeVane held various positions with Wachovia Bank and SouthTrust Bank until his retirement in 2006, including CEO for the Wachovia Midsouth Region, which encompassed Alabama, Tennessee, Mississippi and the Florida panhandle, from September 2004 until 2006, CEO of the Community Bank Division of SouthTrust from January 2004 until September 2004, and CEO for SouthTrust Bank of Atlanta and North Georgia from July 2002 until December 2003. Mr. DeVane is a Trustee at Samford University, a member of the Troy University Foundation Board, a Trustee of the Southeast Alabama Medical Center Foundation Board, and a Board Member of the National Peanut Festival Association.

Rex D. McKinney (50) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is on the Membership Committee and a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, Board Member and Finance Committee Member for the United Way of Escambia County, Finance Committee Member for Christ Episcopal Church, Finance Committee Member for the Pensacola Country Club, Member of the Irish Politicians Club, and Board Member of the Order of Tristan.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves risks. Before deciding to invest in our common stock, you should carefully consider the risks described below, together with our consolidated financial statements and the related notes and the other information included in this annual report. The discussion below presents material risks associated with an investment in our common stock. Our business, financial condition and results of operation could be harmed by any of the following risks or by other risks identified in this annual report, as well as by other risks we may not have anticipated or viewed as material. In such a case, the value of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements”.

Risks Related to Our Industry

Financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are likely to increase our costs of operations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. As final rules and regulations implementing the Dodd-Frank Act are adopted, this law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts and certain attorney’s trust accounts had unlimited deposit insurance through December 31, 2012.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

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

Recent market conditions have adversely affected, and may continue to adversely affect, us, our customers and our industry.

Because our business is focused exclusively in the southeastern United States, we are particularly exposed to downturns in the U.S. economy in general and in the southeastern economy in particular. Beginning with the economic recession in 2008 and continuing through 2010, falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets may adversely affect our customers and thus our business, financial condition, and results of operations. A return of these conditions in the near future would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy. The recent recession had major adverse effects on the banking and financial industry, during which time many institutions saw a significant amount of their market capitalization erode as they charged off loans and wrote down the value of other assets. As described above, recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on banks and bank holding companies like us.

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

The severity of the decline in the U.S. economy has adversely affected the performance and market value of many of our loans. Several years of decline and stagnation in the residential housing market have directly affected our construction and land development loans, while unemployment and general economic weakness have adversely affected parts of our commercial and industrial loan portfolio. Our construction and land development loan portfolio was $158.4 million at December 31, 2012, comprising 6.7% of our total loans. Our commercial and industrial loans were $1,031.0 million at December 31, 2012, comprising 43.6% of our total loans. Construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown like the one we are currently experiencing, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could negatively affect the borrowers’ ability to repay on a timely basis. We, as well as our competitors, have experienced a significant increase in impaired and non-accrual construction and land development loans and commercial and industrial loans. We believe we have established adequate reserves with respect to such loans, although there can be no assurance that our actual loan losses will not be greater or less than we have anticipated in establishing such reserves. At December 31, 2012, we had an allowance for loan losses of $26.3 million, of which $6.5 million, or 24.7%, was allocated to real estate construction loans, and $8.2 million, or 31.2%, was allocated to commercial and industrial loans.

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

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of the ongoing economic decline, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2012 was $26.3 million, or 1.11% of total gross loans as of year-end.

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

We believe that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We cannot guarantee that we will not identify significant deficiencies and/or material weaknesses in our internal controls in the future, and our failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition and results of operations.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of $15,000,000 in 6.0% Mandatory Convertible Trust Preferred Securities by our second statutory trust, ServisFirst Capital Trust II, on March 15, 2010;

•	the sale of an aggregate of 340,000 shares of our common stock at $30 per share, or $10,200,000, in a private placement completed on June 30, 2011; and

•	the sale of $20,000,000 in 5.5% Subordinated Notes due November 9, 2022 to accredited investor purchasers, the proceeds of which were used to pay off $15,000,000 in 8.5% subordinated debentures.

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

We may encounter system failure or breaches of our network security, which could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against physical damage or loss, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us. While we, with the help of third party service providers, intend to continue to implement security systems and establish operational procedures designed to detect and prevent such break-ins, phishing and other disruptions, there can be no assurance that these systems and procedures will be successful.

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

We have opened new offices and operations in three primary markets (Dothan and Mobile, Alabama and Pensacola, Florida) in the past four years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could have a material adverse effect on our operating results and financial condition and our ability to expand into new markets.

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

Our directors and executive officers, as a group, beneficially owned approximately 16.26% of our outstanding common stock as of December 31, 2012. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood assessments;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental and regulatory rules;

•	fiscal policies; and

•	natural disasters.

Risks Related to Our Common Stock

We have no current plans to pay dividends on our common stock.

We paid a cash dividend of $0.50 per common share on December 31, 2012. This was our first dividend and we have no current intentions to pay dividends in the near future. In addition, our ability to pay dividends is subject to regulatory limitations.

Under Alabama law, a state bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. As of December 31, 2012, the Bank’s surplus was equal to 50.1% of the Bank’s capital. The Bank is also required by Alabama law to obtain the prior approval of the Alabama Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends, withdrawals or transfers may be made from the Bank’s surplus without the prior written approval of the Superintendent.

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

Our Certificate of Incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock without any further action on the part of our stockholders. In 2011, we issued 40,000 shares of Senior Non-cumulative Perpetual Preferred Stock with certain rights and preferences set forth in the Certificate of Designation for such preferred stock. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of the stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We operate through 11 banking offices. Our Shades Creek Parkway office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table gives pertinent details about our banking offices.

State
MSA
Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle	Dothan	36301		2/1/2011
Total		2 Offices

Mobile:
64 North Royal Street (2)	Mobile	36602	Leased	7/9/2012

Total Offices in Alabama		9 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Balen Street	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

(1) Offices relocated to this address. Original offices opened on date indicated.

(2) Office is a loan production office only.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock, and we have no current plans to list our common stock on any public market. Consequently, we have infrequent secondary trades in our common stock. The most recent sale of our common stock was at $30.84 per share on February 7, 2013. As of December 31, 2012, we had approximately 1,258 stockholders of record holding 6,268,812 outstanding shares of our common stock. Also as of December 31, 2012, we had 778,500 shares of our common stock currently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan and the 2009 Stock Incentive Plan, 20,500 shares issued with restrictions under our 2009 Stock Incentive Plan, 50,000 shares of common stock subject to other outstanding options, 85,500 shares subject to warrants granted to investors in debt issued by us, and 600,000 shares of common stock reserved for issuance upon conversion of outstanding mandatory convertible trust preferred securities.

Dividends

We paid a cash dividend of $0.50 per common share on December 31, 2012. This was our first dividend, and we have no plans to pay additional dividends in the near future. We anticipate that our future earnings, if any, will be retained for purposes of enhancing our capital. Our payment of cash dividends to common stockholders is subject to the discretion of our Board of Directors and the Bank’s ability to pay dividends.  The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that the Bank pays to us as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a more complete discussion on the restrictions on dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1. We do pay quarterly dividends on our 40,000 shares of outstanding Non-cumulative Perpetual Preferred Stock pursuant to its Certificate of Designation.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2012 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2012.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Stock Incentive Plan and other options or warrants issued outside of such plans.

Plan Category	Number of Securities Issued/To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Award-Plans Approved by Security Holders	799,000	$21.26	257,000
Equity Compensation Awards-Plans Not Approved by Security Holders	50,000	17.50	-
Total	849,000	$21.04	257,000

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

On September 2, 2008, we granted warrants to purchase up to 75,000 shares of our common stock with a price of $25.00 per share in connection with the issuance of our Subordinated Deferrable Interest Debentures.

On June 23, 2009, we granted warrants to purchase up to 15,000 shares of our common stock with an exercise price of $25.00 per share in connection with the issuance of our Subordinated Note due June 1, 2016.

On September 21, 2006, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 30,000 shares of our common stock with an exercise price of $15.00 per share. On November 2, 2007, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 25,000 shares of our common stock with an exercise price of $20.00 per share. These stock options are non-qualified and are not part of either of our stock incentive plans. They vest 100% in a lump sum five years after their date of grant and expire 10 years after their date of grant.

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

We have granted restricted stock awards under the 2009 Stock Incentive Plan of 12,500 shares of common stock to six employees. These shares vest five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer as described in the first paragraph under the table above.

On November 28, 2011, we granted 10,000 non-qualified stock options to each Company director, or a total of 60,000 options, to purchase shares with an exercise price of $30.00 per share. The options vest 100% at the end of five years.

Performance Graph

The information included under the caption “Performance Graph” in this Item 5 of this Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the change in cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Banks Index and the S&P Stock Index from December 31, 2007 through December 31, 2012. This comparison assumes $100 invested on December 31, 2007 in (a) our common stock, (b) the NASDAQ Banks Index, and (c) the NASDAQ Composite Stock Index. Our common stock is not traded on any exchange or national market system, and prices for our stock are determined based on actual prices at which our stock has been sold in arm’s-length private placements completed prior to each point in time represented in the graph. Such prices are not necessarily indicative of the prices that would result from transactions conducted on an exchange.

	Date
Index:	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
ServisFirst Bancshares, Inc.	100.00	125.00	125.00	125.00	150.00	154.00
NASDAQ Composite	100.00	59.46	85.55	100.02	98.22	113.85
NASDAQ Bank	100.00	76.08	62.00	69.37	60.75	70.34

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2012, 2011, 2010, 2009 and 2008 and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$2,906,314	$2,460,785	$1,935,166	$1,573,497	$1,162,272
Total Loans	2,363,182	1,830,742	1,394,818	1,207,084	968,233
Loans, net	2,336,924	1,808,712	1,376,741	1,192,173	957,631
Securities available for sale	233,877	293,809	276,959	255,453	102,339
Securities held to maturity	25,967	15,209	5,234	645	-
Cash and due from banks	58,031	43,018	27,454	26,982	22,844
Interest-bearing balances with banks	119,423	99,350	204,278	48,544	30,774
Fed funds sold	3,291	100,565	346	680	19,300
Mortgage loans held for sale	25,826	17,859	7,875	6,202	3,320
Restricted equity securities	3,941	3,501	3,510	3,241	2,659
Premises and equipment, net	8,847	4,591	4,450	5,088	3,884
Deposits	2,511,572	2,143,887	1,758,716	1,432,355	1,037,319
Other borrowings	136,982	84,219	24,937	24,922	20,000
Subordinated debentures	15,050	30,514	30,420	15,228	15,087
Other liabilities	9,453	5,873	3,993	3,370	3,082
Stockholders Equity	233,257	196,292	117,100	97,622	86,784
Selected income Statement Data:
Interest income	$109,023	$91,411	$78,146	$62,197	$55,450
Interest expense	14,901	16,080	15,260	18,337	20,474
Net interest income	94,122	75,331	62,886	43,860	34,976
Provision for loan losses	9,100	8,972	10,350	10,685	6,274
Net interest income after provision for loan losses	85,022	66,359	52,536	33,175	28,702
Noninterest income	9,643	6,926	5,169	4,413	2,704
Noninterest expense	43,100	37,458	30,969	28,930	20,576
Income before income taxes	51,565	35,827	26,736	8,658	10,830
Income taxes expenses	17,120	12,389	9,358	2,780	3,825
Net income	34,445	23,438	17,378	5,878	7,005
Per common Share Data:
Net income, basic	$5.68	$4.03	$3.15	$1.07	$1.37
Net income, diluted	4.99	3.53	2.84	1.02	1.31
Book value	30.84	26.35	21.19	17.71	16.15
Weighted average shares outstanding:
Basic	5,996,437	5,759,524	5,519,151	5,485,972	5,114,194
Diluted	6,941,752	6,749,163	6,294,604	5,787,643	5,338,883
Actual shares outstanding	6,268,812	5,932,182	5,527,482	5,513,482	5,374,022
Selected Performance Ratios:
Return on average assets	1.30%	1.11%	1.04%	0.43%	0.71%
Return on average stockholders' equity	15.81%	14.73%	15.86%	6.33%	9.28%
Net interest margin (1)	3.80%	3.79%	3.94%	3.31%	3.70%
Efficiency ratio (2)	41.54%	45.54%	45.51%	59.57%	54.61%
Asset quality Ratios:
Net charge-offs to average loans outstanding	0.24%	0.32%	0.55%	0.60%	0.41%
Non-performing loans to totals loans	0.44%	0.75%	1.03%	1.01%	1.02%
Non-performing assets to total assets	0.69%	1.06%	1.10%	1.57%	1.74%
Allowance for loan losses to total gross loans	1.11%	1.20%	1.30%	1.24%	1.09%
Allowance for loan losses to total non-performing loans	253.50%	159.96%	126.00%	122.34%	108.17%
Liquidity Ratios:
Net loans to total deposits	93.05%	84.37%	78.28%	83.23%	92.32%
Net average loans to average earning assets	79.82%	76.71%	78.04%	80.06%	85.84%
Noninterest-bearing deposits to total deposits	21.71%	16.96%	14.24%	14.75%	11.71%
Capital Adequacy Ratios:
Stockholders Equity to total assets	8.03%	7.97%	6.05%	6.20%	7.47%
Total risked-based capital (3)	11.78%	12.79%	11.82%	10.48%	11.25%
Tier 1 capital (4)	9.89%	11.39%	10.22%	8.89%	10.18%
Leverage ratio (5)	8.43%	9.17%	7.77%	6.97%	9.01%
Growth Ratios:
Percentage change in net income	46.96%	34.87%	195.64%	(16.10)%	27.43%
Percentage change in diluted net income per share	41.36%	24.30%	178.43%	(22.14)%	12.93%
Percentage change in assets	18.11%	27.16%	22.99%	35.38%	38.65%
Percentage change in net loans	29.20%	31.38%	15.48%	24.49%	45.45%
Percentage change in deposits	17.15%	21.90%	22.78%	38.08%	36.00%
Percentage change in equity	18.83%	67.63%	19.95%	12.49%	20.12%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income

(3) Total stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets plus allowance for loan losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets. The FDIC required minimum to be well capitalized is 10%.

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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 11 full service banking offices located in Jefferson, Shelby, Madison, Montgomery and Houston Counties in Alabama, and in Escambia County in Florida. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama MSAs, and in the Pensacola-Ferry Pass-Brent, Florida MSA. Additionally, we opened a loan production office in Mobile, Alabama in July 2012. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to the Consolidated Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consisting of assets that have been acquired through foreclosure, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for loan losses. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as OREO expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Results of Operations

Net Income

Net income for the year ended December 31, 2012 was $34.4 million, compared to net income of $23.4 million for the year ended December 31, 2011. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.8 million, or 24.9%, to $94.1 million in 2012 from $75.3 million in 2011. Noninterest income increased $2.7 million, or 39.1%, to $9.6 million in 2012 from $6.9 million in 2011. Noninterest expense increased by $5.6 million, or 14.9%, to $43.1 million in 2012 from $37.5 million in 2011. Basic and diluted net income per common share were $5.68 and $4.99, respectively, for the year ended December 31, 2012, compared to $4.03 and $3.53, respectively, for the year ended December 31, 2011. Return on average assets was 1.30% in 2012, compared to 1.11% in 2011, and return on average stockholders’ equity was 15.81% in 2012, compared to 14.73% in 2011.

Net income for the year ended December 31, 2011 was $23.4 million, compared to net income of $17.4 million for the year ended December 31, 2010. This increase in net income is primarily attributable to an increase in net interest income, which increased $12.4 million, or 19.8%, to $75.3 million in 2011 from $62.9 million in 2010. Noninterest income increased $1.7 million, or 32.7%, to $6.9 million in 2011 from $5.2 million in 2010. Noninterest expense increased by $6.5 million, or 21.0%, to $37.5 million in 2011 from $31.0 million in 2010. Basic and diluted net income per common share were $4.03 and $3.53, respectively, for the year ended December 31, 2011, compared to $3.15 and $2.84, respectively, for the year ended December 31, 2010. Return on average assets was 1.11% in 2011, compared to 1.04% in 2010, and return on average stockholders’ equity was 14.73% in 2011, compared to 15.86% in 2010.

	Year Ended December 31,
	2012	2011	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$109,023	$91,411	19.27%
Interest expense	14,901	16,080	-7.33%
Net interest income	94,122	75,331	24.94%
Provision for loan losses	9,100	8,972	1.43%
Net interest income after provision for loan losses	85,022	66,359	28.12%
Noninterest income	9,643	6,926	39.23%
Noninterest expense	43,100	37,458	15.06%
Net income before taxes	51,565	35,827	43.93%
Taxes	17,120	12,389	38.19%
Net income	34,445	23,438	46.96%
Dividends on preferred stock	400	200	100.00
Net income available to common stockholders	$34,045	$23,238	46.51%

	Year Ended December 31,
	2011	2010	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$91,411	$78,146	16.97%
Interest expense	16,080	15,260	5.37%
Net interest income	75,331	62,886	19.79%
Provision for loan losses	8,972	10,350	-13.31%
Net interest income after provision for loan losses	66,359	52,536	26.31%
Noninterest income	6,926	5,169	33.99%
Noninterest expense	37,458	30,969	20.95%
Net income before taxes	35,827	26,736	34.00%
Taxes	12,389	9,358	32.39%
Net income	23,438	17,378	34.87%
Dividends on preferred stock	200	-	NM
Net income available to common stockholders	$23,238	$17,378	33.72%

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

Net interest income increased $18.8 million, or 24.9%, to $94.1 million for the year ended December 31, 2012 from $75.3 million for the year ended December 31, 2011. This was due to an increase in total interest income of $17.6 million, or 19.3%, and a decrease in total interest expense of $1.2 million, or a 7.3% reduction. The increase in total interest income was primarily attributable to a 29.30% increase in average loans outstanding from 2011 to 2012, which was the result of growth in all of our markets, including in Pensacola, Florida, and Mobile, Alabama, our newer markets entered during 2011 and 2012, respectively.

Net interest income increased $12.4 million, or 19.8%, to $75.3 million for the year ended December 31, 2011 from $62.9 million for the year ended December 31, 2010. This was due to an increase in total interest income of $13.3 million, or 17.0%, and an increase in total interest expense of $0.8, or 5.4%. The increase in total interest income was primarily attributable to a 22.62% increase in average loans outstanding from 2010 to 2011, which was the result of growth in all of our markets, including in Pensacola, Florida, our newest market entrance in 2011.

Investments

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 40% of our total investment portfolio should be composed of municipal securities.

The investment portfolio at December 31, 2012 was $260 million, compared to $309 million at December 31, 2011. The interest earned on investments decreased from $8.7 million in 2011 to $8.1 million in 2012. The lower income was a result of lower yields on new securities purchased during 2012. The average taxable-equivalent yield on the investment portfolio decreased from 3.69% in 2011 to 3.33% in 2012, or 36 basis points.

The investment portfolio at December 31, 2011 was $309 million, compared to $ 282 million at December 31, 2010. The interest earned on investments decreased slightly, from $8.8 million in 2010 to $8.7 million in 2011. The lower income was the result of lower yields on new securities purchased during 2011. The average taxable-equivalent yield on the investment portfolio decreased from 4.08% in 2010 to 3.69% in 2011, or 39 basis points.

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

The following table shows, for the twelve months ended December 31, 2012, 2011 and 2010, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2012			2011			2010
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income

Taxable (1)	$2,034,478	$100,143	4.92%	$1,573,500	$82,083	5.22%	$1,283,204	$68,889	5.37%
Tax-exempt(2)	1,631	95	5.82	-	-	-	-	-	-
Mortgage loans held for sale	17,905	349	1.95	7,556	211	2.79	6,275	226	3.60
Securities:
Taxable	184,174	4,815	2.61	188,315	5,721	3.04	180,045	6,482	3.60
Tax-exempt(2)	100,926	4,683	4.64	82,239	4,275	5.20	59,812	3,314	5.72
Total securities (3)	285,100	9,498	3.33	270,554	9,996	3.69	239,857	9,796	4.08
Federal funds sold	94,425	196	0.21	85,825	176	0.21	47,581	104	0.22
Restricted equity securities	4,434	104	2.35	4,259	74	1.74	3,448	56	1.62
Interest-bearing balances with banks	80,170	200	0.25	83,152	203	0.24	42,675	115	0.27

Total interest-earning assets	$2,518,143	$110,585	4.39%	$2,024,846	$92,743	4.58%	$1,623,040	$79,186	4.88%
Non-interest-earning assets:
Cash and due from banks	38,467			28,304			24,837
Net premises and equipment	6,074			4,813			4,914
Allowance for loan losses, accrued interest and other assets	65,504			29,094			23,087

Total assets	$2,628,188			$2,087,057			$1,675,878

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$351,975	$1,075	0.31%	$303,165	$1,134	0.37%	$264,591	$1,253	0.47%
Savings	17,081	48	0.28	10,088	47	0.47	2,978	15	0.50
Money market	1,042,870	5,820	0.56	902,290	6,675	0.74	775,544	5,994	0.77
Time deposits	398,552	5,307	1.33	330,221	5,192	1.57	255,326	4,679	1.83
Federal funds purchased	88,732	222	0.25	19,335	49	0.25	4,901	31	0.63
Other borrowings	33,126	2,431	7.34	41,866	2,983	7.13	52,186	3,288	6.30

Total interest-bearing liabilities	$1,932,336	$14,903	0.77%	$1,606,965	$16,080	1.00%	$1,355,526	$15,260	1.13%
Non-interest-bearing liabilities:
Non-interest-bearing checking	474,284			315,781			207,399
Other liabilities	6,201			6,580			3,412
Stockholders' equity	207,656			145,050			105,156
Unrealized gains on securities and derivatives	7,712			12,681			4,385

Total liabilities and stockholders' equity	$2,628,188			$2,087,057			$1,675,878
Net interest spread			3.62%			3.58%			3.75%
Net interest margin			3.80%			3.79%			3.94%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $372,000, $538,000 and $750,000 are included in interest income in 2012, 2011 and 2010, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $11,998,000, $7,624,000 and $6,717,000 are excluded from the yield calculation in 2012, 2011 and 2010, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2012 Compared to 2011 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2011 Compared to 2010 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income
Taxable	$22,910	$(4,850)	$18,060	$15,193	$(1,999)	$13,194
Tax-exempt	95	-	95	-	-	-
Mortgages held for sale	218	(80)	138	41	(56)	(15)
Taxable	(124)	(782)	(906)	287	(1,048)	(761)
Tax-exempt	900	(492)	408	1,177	(216)	961
Federal funds sold	18	2	20	78	(6)	72
Restricted equity securities	3	27	30	14	4	18
with banks	(7)	4	(3)	100	(12)	88
Total interest-earning assets	24,013	(6,171)	17,842	16,890	(3,333)	13,557

Interest-bearing liabilities:
Interest-bearing demand deposits	167	(226)	(59)	166	(285)	(119)
Savings	25	(24)	1	33	(1)	32
Money market	941	(1,796)	(855)	947	(266)	681
Time deposits	980	(865)	115	1,242	(729)	513
Federal funds purchased	174	(1)	173	47	(29)	18
Other borrowed funds	(639)	87	(552)	(701)	396	(305)
liabilities	1,648	(2,825)	(1,177)	1,734	(914)	820
Increase in net interest income	$22,365	$(3,346)	$19,019	$15,156	$(2,419)	$12,737

In the table above, changes in net interest income are attributable to (a) changes in average balances (volume variance), (b) changes in rates (rate variance), or (c) changes in rate and average balances (rate/volume variance). The volume variance is calculated as the change in average balances times the old rate. The rate variance is calculated as the change in rates times the old average balance. The rate/volume variance is calculated as the change in rates times the change in average balances. The rate/volume variance is allocated on a pro rata basis between the volume variance and the rate variance in the table above.

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

Our net interest spread and net interest margin were 3.62% and 3.80%, respectively, for the year ended December 31, 2012, compared to 3.58% and 3.79%, respectively, for the year ended December 31, 2011. Our average interest-earning assets for the year ended December 31, 2012 increased $493.3 million, or 24.4%, to $2.5 billion from $2.0 billion for the year ended December 31, 2011. This increase in our average interest-earning assets was due to continued core growth in all of our markets, increased loan production and increases in investment securities, federal funds sold and interest-bearing balances with other banks. Our average interest-bearing liabilities increased $325.4 million, or 20.2%, to $1.9 billion for the year ended December 31, 2012 from $1.6 billion for the year ended December 31, 2011. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. We prepaid our $5 million 8.25% subordinated note on June 2, 2012 and our $15 million 8.5% subordinated debenture on November 8, 2012. We issued $20 million in 5.5% subordinated notes due in November 9, 2022 in a private placement with accredited investors. The ratio of our average interest-earning assets to average interest-bearing liabilities was 130.3% and 126.0% for the years ended December 31, 2012 and 2011, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.39% for the year ended December 31, 2012, compared to 4.58% for the year ended December 31, 2011. The average rate paid on interest-bearing liabilities was 0.77% for the year ended December 31, 2012, compared to 1.00% for the year ended December 31, 2011.

Our net interest spread and net interest margin were 3.58% and 3.79%, respectively, for the year ended December 31, 2011, compared to 3.75% and 3.94%, respectively, for the year ended December 31, 2010. Our average interest-earning assets for the year ended December 31, 2011 increased $401.8 million, or 24.8%, to $2.0 billion from $1.6 billion for the year ended December 31, 2010. This increase in our average interest-earning assets was due to continued core growth in all of our markets, increased loan production and increases in investment securities, federal funds sold and interest-bearing balances with other banks. Our average interest-bearing liabilities increased $251.4 million, or 18.5%, to $1.6 billion for the year ended December 31, 2011 from $1.4 billion for the year ended December 31, 2010. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. We paid off two advances from the Federal Home Loan Bank totaling $20 million during the first half of 2011. The average rate paid on these advances was 3.13%. The ratio of our average interest-earning assets to average interest-bearing liabilities was 130.3% and 126.0% for the years ended December 31, 2012 and 2011, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.58% for the year ended December 31, 2011, compared to 4.88% for the year ended December 31, 2010. The average rate paid on interest-bearing liabilities was 1.00% for the year ended December 31, 2011, compared to 1.13% for the year ended December 31, 2010.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2012, total loans rated Special Mention, Substandard, and Doubtful were $100.7 million, or 4.3% of total loans, compared to $88.9 million, or 5.2% of total loans, at December 31, 2011. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $9.1 million for the year ended December 31, 2012, an increase of $0.1 million from $9.0 million in 2011. Also, nonperforming loans decreased to $10.4 million, or 0.44%, of total loans at December 31, 2012 from $13.8 million, or 0.75%, of total loans at December 31, 2011. During 2012, we had net charged-off loans totaling $4.9 million, compared to net charged-off loans of $5.0 million for 2011. The ratio of net charged-off loans to average loans was 0.24% for 2012 compared to 0.32% for 2011. The allowance for loan losses totaled $26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012, compared to $22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011.

The provision expense for loan losses was $9.0 million for the year ended December 31, 2011, a decrease of $1.4 million from $10.4 million in 2010. Also, nonperforming loans decreased to $13.8 million, or 0.75% of total loans, at December 31, 2011, from $14.3 million, or 1.03% of total loans, at December 31, 2010. During 2011, we had net charged-off loans totaling $5.0 million, compared to net charged-off loans of $7.0 million for 2010. The ratio of net charged-off loans to average loans was 0.32% for 2011 compared to 0.55% for 2010. The allowance for loan losses totaled $22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011, compared to $18.1 million, or 1.30% of loans, net of unearned income, at December 31, 2010.

Noninterest Income

Noninterest income increased $2.7 million, or 39.2%, to $9.6 million in 2012 from $6.9 million in 2011. Noninterest income increased $1.7 million, or 34.0%, to $6.9 million in 2011 from $5.2 million in 2010. Increases in the cash surrender value of bank-owned life insurance contracts of $1.6 million in 2012, compared to $0.4 million in 2011, was a major component of the increase in noninterest income from 2011 to 2012. Interchange income from credit card activity increased from $0.5 million in 2011 to $1.0 million in 2012, resulting from increases in the number of cards sold, and from increased spending on existing cards. There were no gains on the sale of available-for-sale securities during 2012, compared to $0.7 million during 2011, and $108,000 during 2010.

Income from mortgage banking operations continued to be bolstered by refinancing activity in 2012 as the result of low interest rates. For the year ended December 31, 2012, mortgage banking income increased $1.2 million, or 50.0%, to $3.6 million from $2.4 million for the year ended December 31, 2011. Income from mortgage banking operations for the year ended December 31, 2011 increased $0.2 million from the year ended December 31, 2010. Income from service charges on deposit accounts for the year ended December 31, 2012 increased $0.5 million, or 21.7%, from $2.3 million in 2011 to $2.8 million in 2012, and was flat at $2.3 million when comparing 2011 to 2010. The average balances on transaction deposit accounts, from which service fees are derived, were up $354.9 million, or 23.2%, from 2011 to 2012. We also dropped our earnings credit rate paid on deposits in April 2012 from 0.50% to 0.35%, which contributed to somewhat higher service fee income. Despite the fact that average balances in transaction accounts increased by approximately $280.8 million, or 22.5%, there was minimal growth in the balances in accounts that are tied to analysis fees. We also had a flat earnings credit rate of 0.50% during all of 2010 and 2011. Our management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue.

Noninterest Expense

Noninterest expense increased $5.6 million, or 15.1%, to $43.1 million for the year ended December 31, 2012 from $37.5 million for the year ended December 31, 2011. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion. We had 234 full-time equivalent employees at December 31, 2012 compared to 210 at December 31, 2011. Equipment and occupancy expense increased $0.3 million, or 8.1% as a result of the opening of a new office in our Pensacola, Florida market. This office is housed in an owned facility. FDIC assessments expensed during 2012 were down $0.2 million, or 11.1%, from $1.8 million in 2011 to $1.6 million in 2012. This was the result of changes by the FDIC, under the Dodd-Frank Act, in how the assessment base is determined, and at what rates assessments are charged. These changes took effect during the second quarter of 2011. OREO expense increased $1.9 million, or 237.5%, from $0.8 million in 2011 to $2.7 million in 2012. This increase was the result of increased write-downs in the value of residential development properties in various stages of completion. Other noninterest expenses increased $0.3 million, or 2.9%, to $10.7 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011. Other expenses in 2011 included $738,000 in prepayment penalties incurred as a result of our prepayment of FHLB debt. Offsetting this during 2012 were increases in credit card processing expenses and other loan expenses.

Noninterest expense increased $6.5 million, or 21.0%, to $37.5 million for the year ended December 31, 2011 from $31.0 million for the year ended December 31, 2010. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion. We had 210 full-time equivalent employees at December 31, 2011 compared to 170 at December 31, 2010. Equipment and occupancy expense also increased, from $3.2 million in 2010 to $3.7 in 2011, as a result of our expansion into Pensacola, Florida and the expansion of existing offices to accommodate new staff. FDIC insurance assessments decreased from $2.9 million in 2010 to $1.8 million in 2011 due to the changes in the assessment base and rates under the Dodd-Frank Act, as discussed above. OREO expenses decreased from $2.0 million in 2010 to $0.8 million in 2011 due to the completion of construction projects in 2010, and the sale of several pieces of OREO during 2010 and 2011. Other noninterest expenses increased $3.1 million, or 43.0%, to $10.4 million for the year ended December 31, 2011 from $7.3 million during the year ended December 31, 2010. A large part of this increase was the $738,000 in prepayment penalties incurred when we paid off our advances to the FHLB in 2011. Recording fees and bank-paid loan expenses increased during 2011 as a result of loan growth and a greater proportion of loans for which the Bank agreed to pay various expenses related to closing. More details of changes in other noninterest expenses can be seen in Note 16 to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $17.1 million for the year ended December 31, 2012 compared to $12.4 million in 2011 and $9.4 million in 2010. Our effective tax rates for 2012, 2011 and 2010 were 33.20%, 34.58% and 35.00%, respectively. Our primary permanent differences are related to incentive stock option expenses and tax-free income.

We invested in bank-owned life insurance for certain named officers of the Bank in September 2011, and again in October 2012. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

We created a real estate investment trust in the first quarter of 2012 for the purposes of isolating certain real estate loans for tracking purposes. The trust is a wholly-owned subsidiary of a trust holding company, which in turn is a wholly-owned subsidiary of the Bank. The trust dividends its net earnings, primarily interest income derived from the loans it holds, to the Bank, which receives a deduction for Alabama income tax.

Financial Condition

Assets

Total assets at December 31, 2012, were $2.9 billion, an increase of $0.4 billion, or 16.0% over total assets of $2.5 billion at December 31, 2011. Average assets for the year ended December 31, 2012 were $2.6 billion, an increase of $0.5 billion, or 29.4%, over average assets of $2.1 billion for the year ended December 31, 2011. Loan growth was the primary reason for the increase. Year-end 2012 loans were $2.4 billion, up $0.5 billion, or 27.8%, over year-end 2011 total loans of $1.8 billion.

Total assets at December 31, 2011, were $2.5 billion, an increase of $0.5 billion, or 26.3% over total assets of $1.9 billion at December 31, 2010. Average assets for the year ended December 31, 2011 were $2.1 billion, an increase of $0.4 billion, or 23.5%, over average assets of $1.7 billion for the year ended December 31, 2010. Loan growth was the primary reason for the increase. Year-end 2011 loans were $1.8 billion, up $0.4 billion, or 28.6%, over year-end 2010 total loans of $1.4 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2012 were $2.8 billion, or 97.5% of total assets of $2.9 billion. Earning assets at December 31, 2011 were $2.4 billion, or 97.6% of total assets of $2.5 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter-term investments. Our investment policy provides that no more than 50% of our total investment portfolio should be composed of municipal securities. At December 31, 2012, mortgage-backed securities represented 36% of the investment portfolio, state and municipal securities represented 48% of the investment portfolio, U.S. Treasury and government agencies represented 11% of the investment portfolio, and corporate debt represented 5% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2012, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $248.6 million at December 31, 2012, compared to $297.9 million at December 31, 2011. The following table provides the amortized cost of our securities as of December 31, 2012 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range. All such securities held are traded in liquid markets.

Maturity of Investment Securities - Amortized Cost

	Less Than One Year	One Year throught Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
At December 31, 2012:
Securities Available for Sale:
U.S. Treasury and government agencies	$10,003	$15,304	$2,053	$-	$27,360
Mortgage-backed securities	-	69,298	-	-	69,298
State and municipal securities	1,968	51,250	56,733	2,368	112,319
Corporate debt	-	12,638	1,039	-	13,677
Total	$11,971	$148,490	$59,825	$2,368	$222,654

Tax-equivalent Yield
U.S. Treasury and government agencies	1.90%	2.37%	4.88%	-%	2.39%
Mortgage-backed securities	-	3.63	-	-	3.63
State and municipal securities	3.90	3.70	4.80	6.04	4.31
Corporate debt	-	1.29	7.07	-	1.73
Weighted average yield	2.23%	3.33%	4.84%	6.04%	3.70%

Securities Held to Maturity:
Mortgage-backed securities	$-	$14,735	$4,479	$1,215	$20,429
State and municipal securities	-	-	-	5,538	5,538
Total	$-	$14,735	$4,479	$6,753	$25,967

Tax-equivalent Yield
Mortgage-backed securities	-%	2.90%	1.69%	3.00%	2.64%
State and municipal securities	-	-	-	6.08	6.08
Weighted average yield	-%	2.90%	1.69%	5.53%	3.37%

At December 31, 2012, we had $3.3 million in federal funds sold, compared with $100.6 million at December 31, 2011. We shifted balances held at correspondent banks to our reserve account at the Federal Reserve Bank of Atlanta to gain favorable capital treatment at December 31, 2012.

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

Loan Portfolio

We had total loans of approximately $2.363 billion at December 31, 2012. The following table shows the percentage of our total loan portfolio by MSA. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	53%
Huntsville, AL MSA	17%
Montgomery, AL MSA	11%
Dothan, AL MSA	13%
Total Alabama MSAs	93%
Pensacola, FL MSA	7%

The following table details our loans at December 31, 2012, 2011, 2010, 2009 and 2008:

	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,030,990	$799,464	$536,620	$461,088	$325,968
Real estate - construction	158,361	151,218	172,055	224,178	235,162
Real estate - mortgage:
Owner-occupied commercial	568,041	398,601	270,767	203,983	147,197
1-4 family mortgage	235,909	205,182	199,236	165,512	137,019
Other mortgage	323,599	235,251	178,793	119,749	93,412
Total real estate - mortgage	1,127,549	839,034	648,796	489,244	377,628
Consumer	46,282	41,026	37,347	32,574	29,475
Total Loans	2,363,182	1,830,742	1,394,818	1,207,084	968,233
Less: Allowance for loan losses	(26,258)	(22,030)	(18,077)	(14,737)	(10,602)
Net Loans	$2,336,924	$1,808,712	$1,376,741	$1,192,347	$957,631

The following table details the percentage composition of our loan portfolio by type at December 31, 2012, 2011, 2010, 2009 and 2008:

	2012	2011	2010	2009	2008

Commercial, financial and agricultural	43.63%	43.67%	38.47%	38.20%	33.67%
Real estate - construction	6.70	8.26	12.34	18.57	24.29
Real estate - mortgage:
Owner-occupied commercial	24.04	21.77	19.41	16.90	15.20
1-4 family mortgage	9.98	11.21	14.28	13.71	14.15
Other mortgage	13.69	12.85	12.82	9.92	9.65
Total real estate - mortgage	47.71	45.83	46.51	40.53	39.00
Consumer	1.96	2.24	2.68	2.70	3.04
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2012:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$602,364	$360,172	$68,454	$1,030,990
Real estate - construction	98,472	57,257	2,632	158,361
Real estate - mortgage:
Owner-occupied commercial	76,396	342,170	149,475	568,041
1-4 family mortgage	39,038	149,004	47,867	235,909
Other mortgage	80,292	203,032	40,275	323,599
Total Real estate - mortgage	195,726	694,206	237,617	1,127,549
Consumer	32,108	13,794	380	46,282
Total Loans	$928,670	$1,125,429	$309,083	$2,363,182
Less: Allowance for loan losses				(26,258)
Net Loans				$2,336,924

Interest rate sensitivity:
Fixed interest rates	$213,714	$656,735	$175,608	$1,046,057
Floating or adjustable rates	714,956	468,694	133,475	1,317,125
Total	$928,670	$1,125,429	$309,083	$2,363,182

(1) includes nonaccrual loans

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for 2012 was 0.24%, compared to 0.32% for 2011. The largest balance of our charge-offs is on real estate construction loans. Real estate construction loans represent 6.70% of our loan portfolio.

	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$22,030	$18,077	$14,737	$10,602	$7,732
Charge-offs:
Commercial, financial and agricultural	(1,106)	(1,096)	(1,667)	(2,616)	(545)
Real estate - construction	(3,088)	(2,594)	(3,488)	(3,322)	(2,264)
Real estate - mortgage:
Owner occupied commercial	(250)	-	(548)	-	-
1-4 family mortgage	(311)	(1,096)	(1,227)	(522)	(480)
Other mortgage	(99)	-	-	(9)	(459)
Total real estate mortgage	(660)	(1,096)	(1,775)	(531)	(939)
Consumer	(901)	(867)	(278)	(207)	(118)
Total charge-offs	(5,755)	(5,653)	(7,208)	(6,676)	(3,866)
Recoveries:
Commercial, financial and agricultural	125	361	97	-	264
Real estate - construction	58	180	53	108	-
Real estate - mortgage:
Owner occupied commercial	-	12	12	-	-
1-4 family mortgage	692	-	20	3	-
Other mortgage	-	-	-	-	-
Total real estate mortgage	692	12	32	3	-
Consumer	8	81	16	15	198
Total recoveries	883	634	198	126	462

Net charge-offs	(4,872)	(5,019)	(7,010)	(6,550)	(3,404)

Provision for loan losses charged to expense	9,100	8,972	10,350	10,685	6,274

Allowance for loan losses at end of period	$26,258	$22,030	$18,077	$14,737	$10,602

As a percent of year to date average loans:
Net charge-offs	0.24%	0.32%	0.55%	0.60%	0.41%
Provision for loan losses	0.45%	0.57%	0.81%	1.00%	0.76%
Allowance for loan losses as a percentage of:
Year-end loans	1.11%	1.20%	1.30%	1.24%	1.09%
Nonperforming assets	130.77%	84.48%	84.82%	60.34%	52.68%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2012.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2012		2011		2010		2009		2008
		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$8,233	43.63%	$6,627	43.67%	$5,348	38.47%	$3,135	38.20%	$1,489	33.67%
Real estate - construction	6,511	6.70	6,542	8.26	6,373	12.34	6,295	18.57	5,473	24.29
Real estate - mortgage	4,912	47.71	3,295	45.83	2,443	46.51	2,102	40.53	40	39.00

Consumer	199	1.96	531	2.24	749	2.68	115	2.70	5	3.04
Qualitative factors	6,403	-	5,035	-	3,164	-	3,090	-	3,595	-
Total	$26,258	100.00%	$22,030	100.00%	$18,077	100.00%	$14,737	100.00%	$10,602	100.00%

We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the loan loss reserve is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

As of December 31, 2012, we had impaired loans of $37.4 million inclusive of nonaccrual loans, an increase of $0.1 million from $37.3 million as of December 31, 2011. We allocated $3.5 million of our allowance for loan losses at December 31, 2012 to these impaired loans. We had previous write-downs against impaired loans of $2.6 million at December 31, 2012, compared to $1.2 million at December 31, 2011. The average balance for 2012 of loans impaired as of December 31, 2012 was $37.9 million. Interest income foregone on these impaired loans was $850,000 for the year ended December 31, 2012, and we recognized $1.3 million of interest income on these impaired loans for the year ended December 31, 2012. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $37.4 million of impaired loans reported as of December 31, 2012, $14.4 million were real estate construction loans, $6.2 million were residential real estate loans, $3.9 million were commercial and industrial loans, $8.3 million were commercial real estate loans and $4.5 million were other mortgage loans. Of the $14.4 million of impaired real estate construction loans, $6.9 million (a total of 17 loans with seven builders) were residential construction loans, and $4.1 million consisted of various residential lot loans to three builders.

The Bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.

•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

•	We require updated financial information, global inventory aging and interest carry analysis for existing builders to help identify potential future loan payment problems.

•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2012, 2011, 2010, 2009 and 2008:

	2012		2011		2010		2009		2008
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$276	2	$1,179	7	$2,164	8	$2,032	2	$-	-
Real estate - construction	6,460	19	10,063	21	10,722	24	8,100	13	5,035	22
Real estate - mortgage:
Owner-occupied commercial	2,786	3	792	2	635	1	909	2	237	2
1-4 family mortgage	453	2	670	4	202	1	265	2	558	1
Other mortgage	240	1	693	1	-	-	615	1	1,883	1
Total real estate - mortgage	3,479	6	2,155	7	837	2	1,789	5	2,678	4
Consumer	135	2	375	1	624	1	-	-	-	-
Total nonaccrual loans	$10,350	29	$13,772	36	$14,347	35	$11,921	20	$7,713	26

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-	$-	-	$14	1	$1,939	1
Real estate - construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-	253	1	-	-
Other mortgage	-	-	-	-	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-	253	1	-	-
Consumer	8	4	-	-	-	-	-	-	-	-
Total 90+ days past due and accruing	$8	4	$-	-	$-	-	$267	2	$1,939	1
Total nonperforming loans	$10,358	33	$13,772	36	$14,347	35	$12,188	22	$9,652	27
Plus: Other real estate owned and repossessions	9,721	38	12,305	39	6,966	39	12,525	51	10,473	25
Total nonperforming assets	$20,079	71	$26,077	75	$21,313	74	$24,713	73	$20,125	52

Restructured accruing loans:
Commercial, financial and agricultural	$1,168	2	$1,369	2	$2,398	9	$-	-	$-	-
Real estate - construction	3,213	15	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3,121	3	2,785	3	-	-	845	1	-	-
1-4 family mortgage	1,709	5	-	-	-	-	-	-	-	-
Other mortgage	302	1	331	1	-	-	-	-	-	-
Total real estate -mortgage	5,132	9	3,116	4	-	-	845	1	-	-
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$9,513	26	$4,485	6	$2,398	9	$845	1	$-	-
Total nonperforming assets and restructured accruing loans	$29,592	97	$30,562	81	$23,711	83	$25,558	74	$20,125	52

Gross interest income foregone on nonaccrual loans througout year	$850		$1,371		$510		$647		$735
Interest income recognized on nonaccrual loans througout year	$155		$263		$418		$310		$287

Ratios:
Nonperforming loans to total loans	0.44%		0.75%		1.03%		1.01%		1.02%
Nonperforming assets to total loans plus other real estate owned	0.85%		1.41%		1.52%		2.02%		2.07%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.84%		0.99%		1.19%		1.06%		1.00%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with premium rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the Bank level for years ended 2012, 2011 and 2010:

	Average Deposits
	Average for Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$474,284	-%	$315,781	-%	$207,399	-%
Interest-bearing demand deposits	351,975	0.31%	303,165	0.37%	264,591	0.47%
Money market accounts	1,042,870	0.56%	902,290	0.74%	775,544	0.77%
Savings accounts	17,081	0.28%	10,088	0.47%	2,978	0.50%
Time deposits	69,906	1.24%	65,484	1.44%	47,026	1.76%
Time deposits, $100,000 and over	328,646	1.35%	264,737	1.60%	208,300	1.85%
Total deposits	$2,284,762		$1,861,545		$1,505,838

At December 31, 2012	$100,000 or more	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$81,299	$20,910	$102,209
Over three through six months	33,712	9,351	43,063
Over six months through one year	89,215	17,236	106,451
Over one year	122,275	21,682	143,957
Total	$326,501	$69,179	$395,680

Total average deposits for the year ended December 31, 2012 were $2.3 billion, an increase of $0.4 billion, or 21.1%, over total average deposits of $1.9 billion for the year ended December 31, 2011. Average noninterest-bearing deposits increased by $0.2 billion, or 66.7%, from $0.3 billion for the year ended December 31, 2011 to $0.5 billion for the year ended December 31, 2012.

Total average deposits for the year ended December 31, 2011 were $1.9 billion, an increase of $0.4 billion, or 26.7%, over total average deposits of $1.5 billion for the year ended December 31, 2010. Average noninterest-bearing deposits increased by $0.1 billion, or 50.0%, from $0.2 billion for the year ended December 31, 2010 to $0.3 billion for the year ended December 31, 2011.

We have never had brokered deposits.

Borrowed Funds

We had available approximately $130 million in unused federal funds lines of credit with regional banks as of December 31, 2012, compared to $140 million as of December 31, 2011. These lines are subject to certain restrictions and collateral requirements.

Stockholders’ Equity

Stockholders’ equity increased $37.0 million during 2012, to $233.3 million at December 31, 2012 from $196.3 million at December 31, 2011. The increase in stockholders’ equity resulted primarily from net income of $34.0 million during the year ended December 31, 2012 and contributed capital from the exercise of stock options during 2012.

We issued to each of our directors upon the formation of the Bank in May 2005 warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchase price of $10.00 per share, expiring in ten years. These warrants became fully vested in May 2008.

We issued warrants to purchase 75,000 shares of our common stock with an exercise price of $25.00 per share in the third quarter of 2008. These warrants were issued in connection with our 8.5% trust preferred securities, which were redeemed on November 8, 2012.

We issued warrants to purchase 15,000 shares of our common stock with an exercise price of $25.00 per share in the second quarter of 2009. These warrants were issued in connection with the sale of a $5,000,000 subordinated note of the Bank, which was paid off on June 1, 2012.

On September 21, 2006, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 30,000 shares of our common stock with an exercise price of $15.00 per share. On November 2, 2007, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 25,000 shares of our common stock with an exercise price of $20.00 per share. These stock options are non-qualified and are not part of either of our stock incentive plans. They are fully vested and expire 10 years after their date of grant.

On December 20, 2007, we granted 10,000 stock options to purchase shares of our common stock to each of our directors, or 60,000 in the aggregate, with an exercise price of $20.00 per share, expiring in ten years. These are non-qualified stock options that become fully vested on December 19, 2012.

We have granted 32,500 shares of restricted stock under the 2009 Stock Incentive Plan. These share generally vest five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

On November 28, 2011, we granted 10,000 non-qualified stock options to each Company director, or a total of 60,000 options, to purchase shares with an exercise price of $30.00 per share. The options vest 100% at the end of five years.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In Thousands)
Commitments to extend credit	$860,421	$697,939	$538,719
Credit card arrangements	25,699	19,686	17,601
Standby letters of credit and financial guarantees	36,374	42,937	47,103
Total	$922,494	$760,562	$603,423

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

Derivatives

During 2008, the Bank entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Bank entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Bank. As of December 31, 2012 and 2011, the Bank was party to two swaps with notional amounts totaling approximately $11.1 million with customers, and two swaps with notional amounts totaling approximately $11.1 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments.

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2012 and 2011 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a computer model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2012, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2012, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $414.6 million. Additionally, at such date we had available to us approximately $130.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To help finance our continued growth and planned expansion activities, we completed a private placement of stock pursuant to subscription agreements effective December 31, 2008 and issued and sold 139,460 shares of our common stock for $25.00 per share in January 2009 for an aggregate purchase price of $3.5 million. In addition, on March 15, 2010, we completed a private placement of $15.0 million in 6.0% Mandatory Convertible Trust Preferred Securities which convert into shares of our common stock on March 15, 2013. In June 2011, we completed a private placement of 340,000 shares of our common stock at an offering price of $30 per share. Also in 2011, we completed a private placement of 40,000 shares of our Non-cumulative Perpetual Senior Preferred Stock for an aggregate purchase price of $40.0 million. Also, on November 9, 2012, we completed the private placement of $20.0 million in 5.50% Subordinated Notes due November 9, 2022. The proceeds from these notes were used to pay off our 8.50% subordinated debentures. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2012. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,115,892	$-	$-	$-	$-
Certificates of deposit (2)	395,680	247,482	108,600	39,598	-
Federal funds purchased	117,065	117,065	-	-	-
Other borrowings	20,000	-	-	-	20,000
Subordinated debentures	15,000	15,000	-	-	-
Operating lease commitments	13,606	1,972	3,919	3,660	4,055
Total	$2,677,243	$381,519	$112,519	$43,258	$24,055

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2012, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2012. In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by the Bank in order to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2012.

	Well- Capitalized	Actual at December 31, 2012
Total risk-based capital	10.00%	11.78%
Tier 1 capital	6.00%	9.89%
Leverage ratio	5.00%	8.43%

For a description of capital ratios see Note 15 to “Notes to Consolidated Financial Statements”.

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

New accounting standards are discussed in Note 1 to “Notes to Consolidated Financial Statements”.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2012, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2012. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$1,471,421	$235,343	$587,217	$95,026	$2,389,007
Securities	27,139	35,428	129,440	71,778	263,785
Federal funds sold	3,291	-	-	-	3,291
Interest bearing balances with banks	117,218	-	2,205	-	119,423
Total interest-earning assets	$1,619,069	$270,771	$718,862	$166,804	$2,775,506

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$449,373	$-	$-	$-	$449,373
Money market and savings	1,121,343	-	-	-	1,121,343
Time deposits	82,771	164,738	148,198	(25)	395,682
Federal funds purchased	117,065	-	-	-	117,065
Other borrowings	-	-	-	19,917	19,917
Trust preferred securities	15,050	-	-	-	15,050
Total interest-bearing liabilities	$1,785,602	$164,738	$148,198	$19,892	$2,118,430
Interest sensitivity gap	$(166,533)	$106,033	$570,664	$146,912	$657,076
Cumulative sensitivity gap	$(166,533)	$(60,500)	$510,164	$657,076	-

Percent of cumulative sensitivity Gap to total interest-earning assets	(6.0)%	(2.2)%	18.4%	23.7%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result feel the down rate shock scenarios are not meaningful. At December 31, 2012, the 5.10% change for a 200 basis points rate change is well within the regulatory guidance range.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2012

	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$233,257	$239,088	$245,153

Actual dollar change		$5,831	$11,896

Percent change		2.50%	5.10%

The one year gap ratio of negative 2.2% indicates that we would show a small decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulations S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ServisFirst Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ServisFirst Banchsares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

ServisFirst Bancshares, Inc.

Birmingham, Alabama

We have audited the accompanying consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on these criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

SERVISFIRST BANCSHARES, INC.

by	/s/THOMAS A. BROUGHTON, III
THOMAS A. BROUGHTON, III
President and Chief Executive Officer

by	/s/WILLIAM M. FOSHEE
WILLIAM M. FOSHEE
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ServisFirst Bancshares, Inc.:

We have audited ServisFirst Bancshares, Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ServisFirst Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ServisFirst Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ServisFirst Bancshares, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 12, 2013 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

March 12, 2013

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011

ASSETS
Cash and due from banks	$58,031	$43,018
Interest-bearing balances due from depository institutions	119,423	99,350
Federal funds sold	3,291	100,565
Cash and cash equivalents	180,745	242,933
Available for sale debt securities, at fair value	233,877	293,809
Held to maturity debt securities (fair value of $27,350 and $15,999 at December 31, 2012 and 2011, respectively)	25,967	15,209
Restricted equity securities	3,941	3,501
Mortgage loans held for sale	25,826	17,859
Loans	2,363,182	1,830,742
Less allowance for loan losses	(26,258)	(22,030)
Loans, net	2,336,924	1,808,712
Premises and equipment, net	8,847	4,591
Accrued interest and dividends receivable	9,158	8,192
Deferred tax asset, net	7,386	4,914
Other real estate owned	9,685	12,275
Bank owned life insurance contracts	57,014	40,390
Other assets	6,944	8,400
Total assets	$2,906,314	$2,460,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$545,174	$418,810
Interest-bearing	1,966,398	1,725,077
Total deposits	2,511,572	2,143,887
Federal funds purchased	117,065	79,265
Other borrowings	19,917	4,954
Subordinated debentures	15,050	30,514
Accrued interest payable	942	945
Other liabilities	8,511	4,928
Total liabilities	2,673,057	2,264,493
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2012 and at December 31, 2011	39,958	39,958
Preferred stock, par value $0.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 6,268,812 shares issued and outstanding at December 31, 2012 and 5,932,182 shares issued and outstanding at December 31, 2011	6	6
Additional paid-in capital	93,505	87,805
Retained earnings	92,492	61,581
Accumulated other comprehensive income	7,296	6,942
Total stockholders' equity	233,257	196,292
Total liabilities and stockholders' equity	$2,906,314	$2,460,785

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Interest income:
Interest and fees on loans	$100,462	$82,294	$69,115
Taxable securities	4,814	5,721	6,482
Nontaxable securities	3,246	2,943	2,274
Federal funds sold	196	176	104
Other interest and dividends	305	277	171
Total interest income	109,023	91,411	78,146
Interest expense:
Deposits	12,249	13,047	11,941
Borrowed funds	2,652	3,033	3,319
Total interest expense	14,901	16,080	15,260
Net interest income	94,122	75,331	62,886
Provision for loan losses	9,100	8,972	10,350
Net interest income after provision for loan losses	85,022	66,359	52,536
Noninterest income:
Service charges on deposit accounts	2,756	2,290	2,316
Mortgage banking	3,560	2,373	2,174
Securities gains	-	666	108
Increase in cash surrender value life insurance	1,624	390	-
Other operating income	1,703	1,207	571
Total noninterest income	9,643	6,926	5,169
Noninterest expenses:
Salaries and employee benefits	22,587	19,518	14,669
Equipment and occupancy expense	4,014	3,697	3,184
Professional services	1,455	1,213	925
FDIC and other regulatory assessments	1,595	1,796	2,944
Other real estate owned expense	2,727	820	1,964
Other operating expenses	10,722	10,414	7,283
Total noninterest expenses	43,100	37,458	30,969
Income before income taxes	51,565	35,827	26,736
Provision for income taxes	17,120	12,389	9,358
Net income	34,445	23,438	17,378
Dividends on preferred stock	400	200	-
Net income available to common stockholders	$34,045	$23,238	$17,378

Basic earnings per common share	$5.68	$4.03	$3.15

Diluted earnings per common share	$4.99	$3.53	$2.84

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
Net income	$34,445	$23,438	$17,378
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $191, $2,944 and $755 for 2012, 2011 and 2010, respectively	354	4,519	1,334
Reclassification adjustment for net gains on sale of securities in net income, net of tax benefit of $252 and $39 for 2011 and 2010, respectively	-	(414)	(70)
Other comprehensive income, net of tax	354	4,105	1,264
Comprehensive income	$34,799	$27,543	$18,642

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2009	$-	$6	$75,078	$20,965	$1,573	$97,622
Exercise 10,000 stock options, including tax benefit	-	-	123	-	-	123
Stock-based compensation expense	-	-	713	-	-	713
Other comprehensive income	-	-	-	-	1,264	1,264
Net income	-	-	-	17,378	-	17,378
Balance, December 31, 2010	-	6	75,914	38,343	2,837	117,100
Sale of 340,000 shares of common stock	-	-	10,159	-	-	10,159
Sale of 40,000 shares of preferred stock, net	39,958	-	-	-	-	39,958
Preferred dividends paid	-	-	-	(200)	-	(200)
Exercise 64,700 stock options, including tax benefit	-	-	757	-	-	757
Stock-based compensation expense	-	-	975	-	-	975
Other comprehensive income	-	-	-	-	4,105	4,105
Net income	-	-	-	23,438	-	23,438
Balance, December 31, 2011	39,958	6	87,805	61,581	6,942	196,292
Dividends paid	-	-	-	(3,134)	-	(3,134)
Preferred dividends paid	-	-	-	(400)	-	(400)
Exercise 332,630 stock options and warrants, including tax benefit	-	-	4,651	-	-	4,651
Stock-based compensation expense	-	-	1,049	-	-	1,049
Other comprehensive income	-	-	-	-	354	354
Net income	-	-	-	34,445	-	34,445
Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$233,257

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands) (Unaudited)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$34,445	$23,438	$17,378
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(2,181)	(1,240)	(2,212)
Provision for loan losses	9,100	8,972	10,350
Depreciation and amortization	1,218	1,173	1,066
Net amortization of investments	1,079	958	823
Market value adjustment of interest rate cap	9	106	45
Increase in accrued interest and dividends receivable	(966)	(1,202)	(790)
Stock-based compensation expense	1,049	975	713
(Decrease) increase in accrued interest payable	(3)	47	(128)
Proceeds from sale of mortgage loans held for sale	239,292	169,172	174,760
Originations of mortgage loans held for sale	(243,699)	(177,200)	(175,046)
Gain on sale of securities available for sale	-	(666)	(108)
Gain on sale of mortgage loans held for sale	(3,560)	(2,373)	(2,174)
Net loss (gain) on sale of other real estate owned	105	(76)	203
Write down of other real estate owned	2,189	326	1,051
Decrease in special prepaid FDIC insurance assessments	1,322	1,492	2,538
Increase in cash surrender value of life insurance contracts	(1,624)	(390)	-
Loss on prepayment of other borrowings	-	738	-
Excess tax benefits from the exercise of warrants	(381)	(127)	-
Net change in other assets, liabilities, and other operating activities	3,790	200	1,106
Net cash provided by operating activities	41,184	24,323	29,575
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(47,867)	(102,190)	(84,425)
Proceeds from maturities, calls and paydowns of securities
available for sale	106,783	28,575	31,889
Purchase of securities held to maturity	(11,701)	(15,441)	(4,589)
Proceeds from maturities, calls and paydowns of securities
held to maturity	943	5,466	-
Increase in loans	(540,019)	(449,449)	(197,572)
Purchase of premises and equipment	(5,474)	(1,314)	(428)
Purchase of restricted equity securities	(787)	(543)	(269)
Purchase of interest rate cap	-	-	(160)
Purchase of bank-owned life insurance contracts	(15,000)	(40,000)	-
Proceeds from sale of securities available for sale	-	63,270	32,297
Proceeds from sale of restricted equity securities	347	552	-
Proceeds from sale of other real estate owned	2,967	3,334	7,995
Additions to other real estate owned	-	-	(75)
Net cash used in investing activities	(509,808)	(507,740)	(215,337)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	126,364	168,320	39,183
Net increase in interest-bearing deposits	241,321	216,851	287,178
Net increase in federal funds purchased	37,800	79,265	-
Proceeds from other borrowings	19,917	-	-
Proceeds from issuance of subordinated debentures	-	-	15,050
Redemption of subordinated debentures	(15,464)	-	-
Proceeds from sale of common stock, net	-	10,032	-
Proceeds from sale of preferred stock, net	-	39,958	-
Proceeds from exercise of stock options and warrants	4,651	757	123
Excess tax benefits from exercise of stock options and warrants	381	127	-
Repayment of other borrowings	(5,000)	(20,738)	-
Dividends on common stock	(3,134)	-	-
Dividends on preferred stock	(400)	(200)	-
Net cash provided by financing activities	406,436	494,372	341,534
Net (decrease) increase in cash and cash equivalents	(62,188)	10,955	155,772
Cash and cash equivalents at beginning of year	242,933	231,978	76,206
Cash and cash equivalents at end of year	$180,745	$242,933	$231,978
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$14,904	$16,033	$15,388
Income taxes	13,134	15,837	6,958
NONCASH TRANSACTIONS
Transfers of loans from held for sale to held for investment	$-	$417	$787
Other real estate acquired in settlement of loans	2,695	9,029	5,372
Internally financed sales of other real estate owned	24	136	1,757

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and provides a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery and Dothan, Alabama markets, and most recently into the Mobile, Alabama and Pensacola, Florida markets. The Bank has a subsidiary, SF Holding 1, Inc., which has a subsidiary, SF Realty 1, Inc., which operates as a real estate investment trust. More details about SF Holding 1, Inc. and SF Realty 1, Inc. are included in Note 10.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $16.0 million at December 31, 2012 and $7.5 million at December 31, 2011.

Debt Securities

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

Mortgage Loans Held for Sale

The Company classifies certain residential mortgage loans as held for sale. Typically mortgage loans held for sale are sold to a third party investor within a very short time period. The loans are sold without recourse and servicing is not retained. Net fees earned from this banking service are recorded in noninterest income.

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience a manageable level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2012 and 2011.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2012 and 2011 were not material and have not been recorded.

During 2008 the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of December 31, 2012, the Company was party to two swaps with notional amounts totaling approximately $11.1 million with customers, and two swaps with notional amounts totaling approximately $11.1 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments.

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

Stock-Based Compensation

At December 31, 2012, the Company had two stock-based employee compensation plans for grants of equity compensation to key employees. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation. The stock-based employee compensation plans are more fully described in Note 13.

Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

Loan Commitments and Related Financial Instruments

Financial instruments, which include credit card arrangements, commitments to make loans and standby letters of credit, are issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as stand-by letters of credit are considered financial guarantees in accordance with FASB ASC 460-10. The fair value of these financial guarantees is not material.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Accumulated comprehensive income, which is recognized as a separate component of equity, includes unrealized gains and losses on securities available for sale.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $454,000, $406,000 and $313,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events that the Company’s clients and prospects are involved with.

Recently Adopted Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even in the event of default by the transferee. The amendments in this update also eliminated the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets. The amendments in this update were effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The Company adopted these amendments when required, and they did not have any effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which outlined the collaborative effort of the FASB and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update were to be applied prospectively. For public entities, the amendments were effective for interim and annual periods beginning after December 31, 2011. Early application was not permitted. The Company adopted these amendments when required, and they did not have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amended existing standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments were to be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. This update had no impact on financial reporting of the Company.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which deferred the effective date pertaining to reclassification adjustments out of other accumulated comprehensive income in ASU 2011-05, until the FASB was able to reconsider those requirements. All other requirements of ASU 2011-05 were not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities were to apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011, which coincide with the effective dates of the requirements in ASU 2011-05 amended by this update. This update, like ASU No. 2011-05, had no impact on financial reporting of the Company.

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

NOTE 2.               DEBT SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2012 and 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
December 31, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$27,360	$1,026	$-	$28,386
Mortgage-backed securities	69,298	4,168	-	73,466
State and municipal securities	112,319	5,941	(83)	118,177
Corporate debt	13,677	210	(39)	13,848
Total	222,654	11,345	(122)	233,877
Securities Held to Maturity
Mortgage-backed securities	20,429	768	(40)	21,157
State and municipal securities	5,538	655	-	6,193
Total	$25,967	$1,423	$(40)	$27,350

December 31, 2011
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$98,169	$1,512	$(59)	$99,622
Mortgage-backed securities	88,118	4,462	-	92,580
State and municipal securities	95,331	5,230	(35)	100,526
Corporate debt	1,030	51	-	1,081
Total	282,648	11,255	(94)	293,809
Securities Held to Maturity
Mortgage-backed securities	9,676	410	-	10,086
State and municipal securities	5,533	380	-	5,913
Total	$15,209	$790	$-	$15,999

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2012 and 2011, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of securities as of December 31, 2012 and 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities available for sale
Due within one year	$11,971	$12,052	$10,664	$10,762
Due from one to five years	79,192	81,940	112,488	114,227
Due from five to ten years	59,825	63,801	65,509	69,864
Due after ten years	2,368	2,618	5,868	6,376
Mortgage-backed securities	69,298	73,466	88,118	92,580
	$222,654	$233,877	$282,647	$293,809

Securities held to maturity
Due after ten years	$5,538	$6,193	$5,533	$5,913
Mortgage-backed securities	20,429	21,157	9,676	10,086
	$25,967	$27,350	$15,209	$15,999

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2012 and 2011. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012. There were no other-than-temporary impairments for the years ended December 31, 2012, 2011 and 2010.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2012
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(40)	4,439	-	-	(40)	4,439
State and municipal securities	(83)	8,801	-	166	(83)	8,967
Corporate debt	(39)	4,882	-	-	(39)	4,882
Total	$(162)	$18,122	$-	$166	$(162)	$18,288

December 31, 2011
U.S. Treasury and government sponsored agencies	$(59)	$15,074	$-	$-	$(59)	$15,074
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	(35)	4,559	-	-	(35)	4,559
Corporate debt	-	-	-	-	-	-
Total	$(94)	$19,633	$-	$-	$(94)	$19,633

At December 31, 2012, only one of the Company’s 572 debt securities was in an unrealized loss position for more than 12 months.

During 2012, 10 government agency sponsored mortgage-backed securities with an amortized cost of $23.6 million and one government agency bond with an amortized cost of $1.5 million were bought. 15 government agency securities with a total amortized cost of $61.0 million were called during 2012, three U.S. Treasury securities with an amortized cost of $10.0 million matured. During 2011, 16 government agency bonds with an amortized cost of $63.2 million and 20 government agency sponsored mortgage-backed securities with an amortized cost of $29.9 million were bought. Nine U.S. Treasury notes, six government agency bonds and five government agency sponsored mortgage-backed securities were sold with an amortized cost of $56.1 million and a net gain on sale in the amount of $992,000. There were no sales of securities during 2012. During 2011, Losses on sales of securities of $326,000, netted against the gains above, resulted in net gain on sales of securities of $666,000 for the year. During 2010, bonds with a total amortized cost of $32.2 million were sold with total gains recognized in the amount of $108,000.

The carrying value of investment securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2012 and 2011 was $210.0 million and $197.9 million, respectively.

Restricted equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, and (2) an investment in First National Bankers Bank stock. The amount of investment in the Federal Home Loan Bank of Atlanta stock was $3.7 million and $3.3 million at December 31, 2012 and 2011, respectively. The amount of investment in the First National Bankers Bank stock was $250,000 at December 31, 2012 and 2011.

NOTE 3.	LOANS

The composition of loans at December 31, 2012 and 2011 is summarized as follows:

	December 31,
	2012	2011
	(In Thousands)
Commercial, financial and agricultural	$1,030,990	$799,464
Real estate - construction	158,361	151,218
Real estate - mortgage:
Owner-occupied commercial	568,041	398,601
1-4 family mortgage	235,909	205,182
Other mortgage	323,599	235,251
Total real estate - mortgage	1,127,549	839,034
Consumer	46,282	41,026
Total Loans	2,363,182	1,830,742
Less: Allowance for loan losses	(26,258)	(22,030)
Net Loans	$2,336,924	$1,808,712

Changes in the allowance for loan losses during the years ended December 31, 2012, 2011 and 2010, respectively are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Balance, beginning of year	$22,030	$18,077	$14,737
Loans charged off	(5,755)	(5,653)	(7,208)
Recoveries	883	634	198
Provision for loan losses	9,100	8,972	10,350
Balance, end of year	$26,258	$22,030	$18,077

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The portion of the reserve classified as qualitative factors, is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. This qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2012 and 2011. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2012 and 2011, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Year Ended December 31, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Chargeoffs	(1,106)	(3,088)	(660)	(901)	-	(5,755)
Recoveries	125	58	692	8	-	883
Provision	2,587	2,999	1,585	561	1,368	9,100
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258

	December 31, 2012
Individually Evaluated for Impairment	$577	$1,013	$1,921	$-	$-	$3,511
Collectively Evaluated for Impairment	7,656	5,498	2,991	199	6,403	22,747

Loans:
Ending Balance	$1,030,990	$158,361	$1,127,549	$46,282	$-	$2,363,182
Individually Evaluated for Impairment	3,910	14,422	18,927	135	-	37,394
Collectively Evaluated for Impairment	1,027,080	143,939	1,108,622	46,147	-	2,325,788

	Year Ended December 31, 2011
Allowance for loan losses:
Balance at December 31, 2010	$5,348	$6,373	$2,443	$749	$3,164	$18,077
Chargeoffs	(1,096)	(2,594)	(1,096)	(867)	-	(5,653)
Recoveries	361	180	12	81	-	634
Provision	2,014	2,583	1,936	568	1,871	8,972
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030

	December 31, 2011
Individually Evaluated for Impairment	$1,382	$1,533	$941	$325	$-	$4,181
Collectively Evaluated for Impairment	5,245	5,009	2,354	206	5,035	17,849

Loans:
Ending Balance	$799,464	$151,218	$839,034	$41,026	$-	$1,830,742
Individually Evaluated for Impairment	5,578	16,262	14,866	547	-	37,253
Collectively Evaluated for Impairment	793,886	134,956	824,168	40,479	-	1,793,489

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of December 31, 2012 and 2011 were as follows:

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,004,043	$19,172	$7,775	$-	$1,030,990
Real estate - construction	121,168	22,771	14,422	-	158,361
Real estate - mortgage:
Owner-occupied commercial	555,536	4,142	8,363	-	568,041
1-4 family mortgage	223,152	6,379	6,378	-	235,909
Other mortgage	312,473	6,674	4,452	-	323,599
Total real estate mortgage	1,091,161	17,195	19,193	-	1,127,549
Consumer	46,076	71	135	-	46,282
Total	$2,262,448	$59,209	$41,525	$-	$2,363,182

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$780,270	$11,775	$7,419	$-	$799,464
Real estate - construction	117,244	14,472	19,502	-	151,218
Real estate - mortgage:
Owner-occupied commercial	385,084	7,333	6,184	-	398,601
1-4 family mortgage	194,447	4,835	5,900	-	205,182
Other mortgage	224,807	7,034	3,410	-	235,251
Total real estate mortgage	804,338	19,202	15,494	-	839,034
Consumer	40,353	96	577	-	41,026
Total	$1,742,205	$45,545	$42,992	$-	$1,830,742

Loans by performance status as of December 31, 2012 and 2011 are as follows:

December 31, 2012	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,030,714	$276	$1,030,990
Real estate - construction	151,901	6,460	158,361
Real estate - mortgage:
Owner-occupied commercial	565,255	2,786	568,041
1-4 family mortgage	235,456	453	235,909
Other mortgage	323,359	240	323,599
Total real estate mortgage	1,124,070	3,479	1,127,549
Consumer	46,139	143	46,282
Total	$2,352,824	$10,358	$2,363,182

December 31, 2011	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$798,285	$1,179	$799,464
Real estate - construction	141,155	10,063	151,218
Real estate - mortgage:
Owner-occupied commercial	397,809	792	398,601
1-4 family mortgage	204,512	670	205,182
Other mortgage	234,558	693	235,251
Total real estate mortgage	836,879	2,155	839,034
Consumer	40,651	375	41,026
Total	$1,816,970	$13,772	$1,830,742

Loans by past due status as of December 31, 2012 and 2011 are as follows:

December 31, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$1,699	$385	$-	$2,084	$276	$1,028,630	$1,030,990
Real estate - construction	-	-	-	-	6,460	151,901	158,361
Real estate - mortgage:
Owner-occupied commercial	1,480	10	-	1,490	2,786	563,765	568,041
1-4 family mortgage	420	16	-	436	453	235,020	235,909
Other mortgage	516	-	-	516	240	322,843	323,599
Total real estate -
mortgage	2,416	26	-	2,442	3,479	1,121,628	1,127,549
Consumer	108	-	8	116	135	46,031	46,282
Total	$4,223	$411	$8	$4,642	$10,350	$2,348,190	$2,363,182

December 31, 2011	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$-	$-	$-	$-	$1,179	$798,285	$799,464
Real estate - construction	2,234	-	-	2,234	10,063	138,921	151,218
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	792	397,809	398,601
1-4 family mortgage	2,107	-	-	2,107	670	202,405	205,182
Other mortgage	-	-	-	-	693	234,558	235,251
Total real estate - mortgage	2,107	-	-	2,107	2,155	834,772	839,034
Consumer	-	84	-	84	375	40,567	41,026
Total	$4,341	$84	$-	$4,425	$13,772	$1,812,545	$1,830,742

The following table presents details of the Company’s impaired loans as of December 31, 2012 and 2011, respectively. Loans which have been fully charged off do not appear in the tables.

December 31, 2012

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,602	$2,856	$-	$2,313	$105
Real estate - construction	6,872	7,894	-	7,631	188
Real estate - mortgage:
Owner-occupied commercial	5,111	5,361	-	5,411	145
1-4 family mortgage	2,166	2,388	-	2,177	108
Other mortgage	4,151	4,249	-	4,206	275
Total real estate - mortgage	11,428	11,998	-	11,794	528
Consumer	135	344	-	296	6
Total with no allowance recorded	21,037	23,092	-	22,034	827

With an allowance recorded:
Commercial, financial and agricultural	1,308	1,308	577	1,325	90
Real estate - construction	7,550	8,137	1,013	6,961	154
Real estate - mortgage:
Owner-occupied commercial	3,195	3,195	779	3,277	77
1-4 family mortgage	4,002	4,002	1,007	4,001	139
Other mortgage	302	302	135	307	20
Total real estate - mortgage	7,499	7,499	1,921	7,585	236
Consumer	-	-	-	-	-
Total with allowance recorded	16,357	16,944	3,511	15,871	480

Total Impaired Loans:
Commercial, financial and agricultural	3,910	4,164	577	3,638	195
Real estate - construction	14,422	16,031	1,013	14,592	342
Real estate - mortgage:
Owner-occupied commercial	8,306	8,556	779	8,688	222
1-4 family mortgage	6,168	6,390	1,007	6,178	247
Other mortgage	4,453	4,551	135	4,513	295
Total real estate - mortgage	18,927	19,497	1,921	19,379	764
Consumer	135	344	-	296	6
Total impaired loans	$37,394	$40,036	$3,511	$37,905	$1,307

December 31, 2011

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,264	$1,264	$-	$1,501	$74
Real estate - construction	11,583	12,573	-	10,406	226
Owner-occupied commercial	2,493	2,493	-	2,523	153
1-4 family mortgage	1,293	1,293	-	1,241	44
Other mortgage	2,837	2,837	-	2,746	162
Total real estate - mortgage	6,623	6,623	-	6,510	359
Consumer	173	173	-	173	6
Total with no allowance recorded	19,643	20,633	-	18,590	665

With an allowance recorded:
Commercial, financial and agricultural	4,314	4,314	1,382	4,156	226
Real estate - construction	4,679	4,679	1,482	3,987	94
Real estate - mortgage:
Owner-occupied commercial	3,515	3,515	88	3,504	365
1-4 family mortgage	4,397	4,397	904	4,484	198
Other mortgage	331	331	-	337	22
Total real estate - mortgage	8,243	8,243	992	8,325	585
Consumer	374	624	325	425	-
Total with allowance recorded	17,610	17,860	4,181	16,893	905

Total Impaired Loans:
Commercial, financial and agricultural	5,578	5,578	1,382	5,657	300
Real estate - construction	16,262	17,252	1,482	14,393	320
Real estate - mortgage:
Owner-occupied commercial	6,008	6,008	88	6,027	518
1-4 family mortgage	5,690	5,690	904	5,725	242
Other mortgage	3,168	3,168	-	3,083	184
Total real estate - mortgage	14,866	14,866	992	14,835	944
Consumer	547	797	325	598	6
Total impaired loans	$37,253	$38,493	$4,181	$35,483	$1,570

Troubled Debt Restructurings (“TDR”) at December 31, 2012 and 2011 totaled $12.3 million and $4.5 million, respectively. The increase for the year primarily consists of two relationships that were added in the first and third quarters of 2012. At December 31, 2012, the Company had a related allowance for loan losses of $1,442,000 allocated to these TDRs, compared to $439,000 at December 31, 2011. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. The assets securing these loans are under a letter of intent to sell at a purchase price that is expected to be sufficient to pay the full principal owed. The final contract is still in negotiation. All other loans classified as TDRs as of December 31, 2012 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,168	$1,168	2	$1,369	$1,369
Real estate - construction	15	3,213	3,213	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3	3,121	3,121	3	2,785	2,785
1-4 family mortgage	5	1,709	1,709	-	-	-
Other mortgage	1	302	302	1	331	331
Total real estate mortgage	9	5,132	5,132	4	3,116	3,116
Consumer	-	-	-	-	-	-
	26	$9,513	$9,513	6	$4,485	$4,485

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment

Troubled Debt Restructurings
That Subsequently Defaulted Commercial, financial and agricultural	-	$-	-	$-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3	2,786	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	3	2,786	-	-
Consumer	-	-	-	-
	3	$2,786	-	$-

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2012 and 2011 are as follows:

	Years Ended December 31,
	2012	2011
	(In Thousands)
Balance, beginning of year	$9,047	$6,825
Advances	7,630	7,926
Repayments	(8,096)	(4,204)
Participations	3,819	(1,500)
Balance, end of year	$12,400	$9,047

NOTE 4.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Balance at beginning of year	$12,275	$6,966	$12,525
Transfers from loans and capitalized expenses	2,695	9,029	5,447
Foreclosed properties sold	(2,967)	(3,334)	(7,995)
Writedowns and partial liquidations	(2,318)	(386)	(3,011)
Balance at end of year	$9,685	$12,275	$6,966

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2012	2011
	(In Thousands)
Land and building	$1,724	$-
Furniture and equipment	8,642	5,224
Leasehold improvements	4,742	4,436
	15,108	9,660
Accumulated depreciation	(6,261)	(5,069)
	$8,847	$4,591

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2012, 2011 and 2010 were $1,218,000, $1,173,000 and $1,066,000, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases are summarized as follows:

(In Thousands)
2012	$2,068
2013	1,955
2014	1,945
2015	1,974
2016	1,934
Thereafter	7,201
$17,077

For the years ended December 31, 2012, 2011 and 2010, annual rental expense on operating leases was $2,195,000, $2,060,000 and $1,734,000, respectively.

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

The Company has invested in a limited partnership for which it determined it is not the primary beneficiary, and which thus is not subject to consolidation by the Company. The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received. The amount recorded as investment in this partnership at December 31, 2012 and 2011 was $313,000 and $504,000, respectively, and is included in other assets.

On December 31, 2009, the Company entered into a limited partnership as funding investor. The partnership is a single purpose entity that is lending money to a real estate investor for the purpose of acquiring and operating a multi-tenant office building. The investment qualifies for New Market Tax Credits under Internal Revenue Code Section 45D, as amended. The Company has determined that it is the primary beneficiary of the economic risks and rewards of the VIE, and thus has consolidated the partnership’s assets and liabilities into its consolidated financial statements. The amount recorded as an investment in this partnership at December 31, 2012 and 2011 was $3,192,000 and $3,403,000, respectively, of which $2,270,000 in 2012 and 2011 is included in loans of the Company. The remaining amounts are included in other assets.

NOTE 7.	DEPOSITS

Deposits at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(In Thousands)
Noninterest-bearing demand	$545,174	$418,810
Interest-bearing checking	1,551,158	1,325,451
Savings	19,560	15,638
Time	69,179	71,368
Time, $100,000 and over	326,501	312,620
	$2,511,572	$2,143,887

The scheduled maturities of time deposits at December 31, 2012 were as follows:

(In Thousands)
2013	$247,482
2014	87,433
2015	21,167
2016	26,437
2017	13,161
$395,680

At December 31, 2012 and 2011, overdraft deposits reclassified to loans were $3,860,000 and $876,000, respectively.

NOTE 8.	FEDERAL FUNDS PURCHASED

At December 31, 2012, The Company had $117.1 million in federal funds purchased from its respondent banks that are clients of its correspondent banking unit, compared to $79.3 million at December 31, 2011. The Company was paying an interest rate of 0.25% on these balances at December 31, 2012.

At December 31, 2012, the Company had available lines of credit totaling approximately $130 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. Available lines with these same banks totaled approximately $140 million at December 31, 2011. These lines are subject to annual renewals with varying interest rates.

NOTE 9.	OTHER BORROWINGS

Other borrowings of $19.9 million are comprised of the Company’s 5.5% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

On June 1, 2012, the Company paid off its 8.25% Subordinated Note due June 1, 2016 in the aggregate principal amount of $5 million. This note was payable to one accredited investor and was issued on June 23, 2009.

On November 8, 2012, the Company redeemed all of its outstanding 8.5% Junior Subordinated Deferrable Interest Debentures due 2038, which were held by ServisFirst Capital Trust I. As a result, all of the outstanding 8.5% Trust Preferred Securities and 8.5% Common Securities of the Trust were redeemed. The redemption price for the Trust Preferred Securities was $1,000 per security, for a total principal amount of $15 million, plus accrued distributions up to the redemption date. The Junior Subordinated Debentures were originally issued on September 2, 2008, and in accordance with their terms, were subject to option redemption by the Company on or after September 1, 2011. Pursuant to the terms of its Amended and Restated Trust Agreement, ServisFirst Capital Trust I is required to use the proceeds it receives from the redemption of the Junior Subordinated Debentures to redeem its Trust Preferred Securities and 8.5% Common Securities on the same day.

The Company prepaid both of its advances from Federal Home Loan Bank (“FHLB”) during 2011, one in March and the other in June. Prepayment penalties of $738,000 were paid to the FHLB as part of these prepayments, and is included in other operating expenses.

NOTE 10.	SF HOLDING 1, INC. AND SF REALTY 1, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. SF Realty 1 elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes. SF Realty 1 holds and manages participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank. SF Holding 1, Inc. and SF Realty 1, Inc. are both consolidated into the Company.

NOTE 11.	PARTICIPATION IN THE SMALL BUSINESS LENDING FUND OF THE U.S. TREASURY DEPARTMENT

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

NOTE 12.	DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of December 31, 2012, the Company was party to two swaps with notional amounts totaling approximately $11.1 million with customers and two swaps with notional amounts totaling approximately $11.1 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded the value of these swaps at $490,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2012 and December 31, 2011 were not material.

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2012, the Company has two stock-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $1,049,000, $975,000 and $713,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Incentive Plans

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 525,000 shares of common stock. However, upon stockholder approval during 2006, the 2005 Plan was amended in order to allow the Company to grant stock options for up to 1,025,000 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the 2005 Plan. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts from 2007 through 2015 and are based on continuous service during that vesting period and have a ten-year contractual term. Dividends are not paid on unexercised options and dividends are not subject to vesting. The 2005 Plan provides for accelerated vesting if there is a change in control (as defined in the 2005 Plan).

On March 23, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “2009 Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, stock options, non-stock share equivalents, performance shares or performance units and other equity-based awards.

Both incentive stock options and non-qualified stock options may be granted under the 2009 Plan. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant. Up to 425,000 shares of common stock of the Company are available for awards under the 2009 Plan.

As of December 31, 2012, there are a total of 257,000 shares available to be granted under both of these plans.

On September 21, 2006, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 30,000 shares of our common stock for a purchase price of $15.00 per share. On November 2, 2007, we granted non-plan stock options to persons representing certain key business relationships to purchase up to an aggregate of 25,000 shares of our common stock for a purchase price of $20.00 per share. These stock options are non-qualified and are not part of either of our stock incentive plans. They vested 100% in a lump sum five years after their date of grant and expire 10 years after their date of grant.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an index of approximately 79 publicly traded banks in the southeast United States. The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2012	2011	2010
Expected volatility	19.80%	26.50%	26.00%
Expected dividends	-%	0.37%	-%
Expected term (in years)	6.5	6.5	7.0
Risk-free rate	1.05%	2.21%	2.10%

The weighted average grant-date fair value of options granted during the years ended December 31, 2012, December 31, 2011 and December 31, 2010 was $6.59, $7.82 and $7.91, respectively.

The following tables summarize stock option activity.:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2012:
Outstanding at beginning of year	1,073,800	$18.33	6.0	$12,508
Granted	45,500	30.00	9.3	130
Exercised	(288,130)	12.71	2.4	5,846
Forfeited	(14,670)	24.54	-	-
Outstanding at end of year	816,500	$20.87	5.8	$9,905

Exercisable at December 31, 2012	412,825	$14.03	3.6	$7,831

Year Ended December 31, 2011:
Outstanding at beginning of year	881,000	$15.65	6.9	$8,238
Granted	233,500	27.16	9.3	-
Exercised	(40,700)	10.53	3.8	792
Forfeited	-	15.00	-	-
Outstanding at end of year	1,073,800	$18.33	6.0	$12,508

Exercisable at December 31, 2011	442,940	$13.19	4.4	$7,447

Year Ended December 31, 2010:
Outstanding at beginning of year	863,500	$15.17	6.8	$8,483
Granted	37,500	25.00	9.4	-
Exercised	(10,000)	10.00	-	150
Forfeited	(10,000)	15.00	-	-
Outstanding at end of year	881,000	$15.65	6.9	$8,238

Exercisable at December 31, 2010	272,627	$11.96	5.1	$3,555

Exercisable options at December 31, 2012 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$10.00	106,500	$10.00	2.4	$2,450
11.00	119,500	11.00	3.3	2,629
15.00	101,830	15.00	3.9	1,833
20.00	47,995	20.00	4.8	624
25.00	37,000	25.00	5.7	296
	412,825	$14.03	3.6	$7,832

As of December 31, 2012, there was $1,795,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.1 years. The total fair value of shares vested during the year ended December 31, 2012 was $404,000.

Restricted Stock

The Company has issued restricted stock, and currently has 20,500 non-vested shares issued. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of December 31, 2012, there was $360,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.7 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers to purchase a total of 60,000 shares of Bank common stock at a price of $10, which was the fair market value of the Bank’s common stock at the date of the grant. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank. The warrants vest in equal annual increments over a three-year period commencing on the first anniversary date of the Bank’s incorporation and will terminate on the tenth anniversary of the incorporation date. All of these warrants were exercised as of December 31, 2012 and there were 20,000 outstanding as of December 31, 2011.

The Company issued warrants for 75,000 shares of common stock with an exercise price of $25 per share in the third quarter of 2008. These warrants were issued in connection with trust preferred securities. There were 70,500 warrants outstanding as of December 31, 2012 and 75,000 warrants were outstanding as of December 31, 2011.

The Company issued warrants for 15,000 shares of common stock with an exercise price of $25 per share in the second quarter of 2009. These warrants were issued in connection with the issuance of the Company’s 8.25% Subordinated Note.

As of December 31, 2012, all warrants were fully vested.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Bank at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $1,167,000, $946,000 and $377,000 for 2012, 2011 and 2010, respectively. The Company’s board of directors approved additional discretionary matches for 2012 and 2011 based on the profits of the Company during those years. The additional matches were 4% and 3%, respectively, and amounted to $576,000 and $432,000, respectively, and are included in the expenses above.

NOTE 14.	COMMON STOCK

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

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $90.1 million in dividends as of December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2012.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to Risk Weighted Assets:
Consolidated	$287,136	11.78%	$194,943	8.00%	N/A	N/A
ServisFirst Bank	284,141	11.66%	194,942	8.00%	$243,678	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	240,961	9.89%	97,472	4.00%	N/A	N/A
ServisFirst Bank	257,883	10.58%	97,471	4.00%	146,207	6.00%
Tier I Capital to Average Assets:
Consolidated	240,961	8.43%	114,323	4.00%	N/A	N/A
ServisFirst Bank	257,883	9.03%	114,227	4.00%	142,784	5.00%

As of December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$246,334	12.79%	$154,094	8.00%	N/A	N/A
ServisFirst Bank	243,279	12.63%	154,070	8.00%	$192,588	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	219,350	11.39%	77,047	4.00%	N/A	N/A
ServisFirst Bank	216,295	11.23%	77,035	4.00%	115,553	6.00%
Tier I Capital to Average Assets:
Consolidated	219,350	9.17%	95,642	4.00%	N/A	N/A
ServisFirst Bank	216,295	9.06%	95,481	4.00%	119,352	5.00%

NOTE 16.             OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Other Operating Income
(Loss) gain on sale of other real estate owned	$(105)	$76	$(203)
Credit card income	1,064	481	30
Other	744	650	744
	$1,703	$1,207	$571

Other Operating Expenses
Postage	$159	$194	$173
Telephone	385	409	358
Data processing	2,202	2,023	1,983
Other loan expenses	2,836	2,406	1,027
Supplies	320	356	263
Customer and public relations	791	689	477
Marketing	454	406	313
Sales and use tax	198	208	141
Donations and contributions	482	437	261
Directors fees	286	235	216
Prepayment penalties FHLB advances	-	738	-
Other	2,609	2,313	2,071
	$10,722	$10,414	$7,283

NOTE 17.             INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Current	$19,301	$13,629	$11,570
Deferred	(2,181)	(1,240)	(2,212)
Income tax expense	$17,120	$12,389	$9,358

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2012
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$18,047	35.00%
Effect on rate of:
State income tax, net of federal tax effect	709	1.37%
Tax-exempt income, net of expenses	(1,007)	(1.95)%
Bank owned life insurance contracts	(568)	(1.10)%
Incentive stock option expense	121	0.23%
Other	(182)	(0.35)%
Effective income tax and rate	$17,120	33.20%

	Year Ended December 31, 2011
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$12,540	35.00%
Effect on rate of:
State income tax, net of federal tax effect	967	2.70%
Tax-exempt income, net of expenses	(875)	(2.44)%
Bank owned life insurance contracts	(137)	(0.38)%
Incentive stock option expense	128	0.36%
Other	(234)	(0.65)%
Effective income tax and rate	$12,389	34.59%

	Year Ended December 31, 2010
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$9,358	35.00%
Effect on rate of:
State income tax, net of federal tax effect	715	2.67%
Tax-exempt income, net of expenses	(773)	(2.89)%
Incentive stock option expense	144	0.54%
Other	(86)	(0.32)%
Effective income tax and rate	$9,358	35.00%

The components of net deferred tax asset are as follows:

	December 31,
	2012	2011	2010
	(In Thousands)
Other real estate	$1,064	$452	$646
Start-up costs	101	115	127
Net unrealized (gains) losses on securities available for sale	(3,929)	(4,220)	(1,528)
Depreciation	(509)	(489)	(206)
Deferred loan fees	(237)	(176)	(72)
Allowance for loan losses	10,142	8,509	6,974
Nonqualified equity awards	583	436	194
Other	171	287	231
Net deferred income tax assets	$7,386	$4,914	$6,366

The Company believes its net deferred tax asset is recoverable as of December 31, 2012 based on the expectation of future taxable income and other relevant considerations.

Accounting Standards Codification (“ASC”) 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on derecognition, measurement and classification of income tax uncertainties in interim periods. As of December 31, 2012, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2012 related to any tax positions taken prior to December 31, 2012. As of December 31, 2012, the Company has accrued no interest or penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties, if any, related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal, State of Alabama and State of Florida income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012. The Company is also currently open to audit by the State of Alabama for the years ended December 31, 2010 through 2012, and open to audit by the state of Florida for the years ended December 31, 2011 and 2012, as we opened our first office in the State of Florida in 2011.

NOTE 18.             COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card arrangements, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. A summary of the Company’s approximate commitments and contingent liabilities is as follows:

	2012	2011	2010
	(In Thousands)

Commitments to extend credit	$860,421	$697,939	$538,719
Credit card arrangements	25,699	19,686	17,601
Standby letters of credit and financial guarantees	36,374	42,937	47,103
Total	$922,494	$760,562	$603,423

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

NOTE 19.             CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in the Company’s market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in the market area.

The Company’s loan portfolio is concentrated primarily in loans secured by real estate, of which 54% is secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the other real estate owned is located in that same market. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

NOTE 20.             EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants, as well as the common shares issuable upon conversion of the Company’s 6% Mandatory Convertible Trust Preferred Securities due March 15, 2040.

	Years Ended December 31,
	2012	2011	2010
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	5,996,437	5,759,524	5,519,151
Net income available to common stockholders	$34,045	$23,238	$17,378
Basic earnings per common share	$5.68	4.03	$3.15

Weighted average common shares outstanding	5,996,437	5,759,524	5,519,151
Dilutive effects of assumed conversions and exercise of stock options and warrants	945,315	989,639	775,453
Weighted average common and dilutive potential common shares outstanding	6,941,752	6,749,163	6,294,604
Net income available to common stockholders	$34,045	$23,238	$17,378
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	$569	$568	$473
Net income available to common stockholders, adjusted for effect of debt conversion	$34,614	$23,806	$17,851
Diluted earnings per common share	$4.99	$3.53	$2.84

NOTE 21.             RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2012 and 2011 in the amount of $12.4 million and $9.0 million, respectively.

NOTE 22.             FAIR VALUE MEASUREMENT

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing service regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating cash flows does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $4,586,000 and $5,419,000 during the years ended December 31, 2012 and 2011, respectively. Impaired loans measured at fair value on a nonrecurring basis are classified within Level 3 of the hierarchy.

Other Real Estate Owned. Other real estate owned (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A net loss on the sale and write-downs of OREO of $2,166,000 and $266,000 was recognized during the years ended December 31, 2012 and 2011. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:

		Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$28,386	$-	$28,386
Mortgage-backed securities	-	73,466	-	73,466
State and municipal securities	-	118,177	-	118,177
Corporate debt	-	13,848	-	13,848
Interest rate swap agreements	-	389	-	389

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$389	$-	$389

		Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$99,622	$-	$99,622
Mortgage-backed securities	-	92,580	-	92,580
State and municipal securities	-	100,526	-	100,526
Corporate debt	-	1,081	-	1,081
Interest rate swap agreements	-	617	-	617
Interest rate cap	-	9	-	9
Total assets at fair value	$-	$294,435	$-	$294,435

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$617	$-	$617
94

The carrying amount and estimated fair value of the Company’s financial instruments were as follows::

		Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans, net of related allowance	$-	-	$33,883	$33,883
Other real estate owned and repossessed assets	-	-	9,685	9,685
Total assets at fair value	-	-	$43,568	$43,568

		Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans, net of related allowance	$-	$-	$33,072	$33,072
Other real estate owned	-	-	12,275	12,275
Total assets at fair value	$-	$-	$45,347	$45,347

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

Debt securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing service regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

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

Mortgage loans held for sale: Loans are committed to be delivered to investors on a “best efforts delivery” basis within 30 days of origination. Due to this short turn-around time, the carrying amounts of the Company’s loan purchase agreements with investors approximate their fair values.

Derivatives: The fair value of the derivative agreements are estimated by a third party using inputs that are observable or can be corroborated by observable market data. As part of the Company’s procedures, the price provided from the third party is evaluated for reasonableness given market changes. These measurements are classified within Level 2 of the fair value hierarchy.

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

Other borrowings: The fair value of other borrowings are estimated using discounted cash flow analysis, based on interest rates currently being offered by the Federal Home Loan Bank for borrowings of similar terms as those being valued. These measurements are classified within Level 2 in the fair value hierarchy.

Subordinated debentures: The fair value of subordinated debentures are estimated using a discounted cash flow analysis, based on interest rates currently being offered on the best alternative debt available at the measurement date. These measurements are classified within Level 2 in the fair value hierarchy.

Loan commitments: The fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance-sheet instruments consist of non-fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and December 31, 2011 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The Company’s financial assets and financial liabilities which are carried at fair value were as follows:.

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 Inputs:
Debt securities available for sale	$233,877	$233,877	$293,809	$293,809
Debt securities held to maturity	25,967	27,350	15,209	15,999
Restricted equity securities	3,941	3,941	3,501	3,501
Mortgage loans held for sale	25,826	25,826	17,859	17,859
Bank owned life insurance contracts	57,014	57,014	40,390	40,390
Derivatives	389	389	626	626

Level 3 Inputs:
Loans, net	$2,336,924	$2,327,780	$1,808,712	$1,811,612

Financial Liabilities:
Level 2 Inputs:
Deposits	$2,511,572	$2,516,320	$2,143,887	$2,150,308
Other borrowings	19,917	19,917	4,954	5,377
Subordinated debentures	15,050	15,050	30,514	27,402
Derivatives	389	389	617	617

NOTE 23.             PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2012 and 2011 and the condensed statements of income and cash flows for the years ended December 31, 2012, 2011 and 2010.

BALANCE SHEETS DECEMBER 31, 2012 AND 2011

(In Thousands)

	2012	2011
ASSETS
Cash and due from banks	$3,264	$2,908
Investment in subsidiary	265,229	223,753
Other assets	18	293
Total assets	$268,511	$226,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$19,917	$-
Subordinated debentures	15,050	30,514
Other liabilities	287	148
Total liabilities	35,254	30,662
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2012 and no shares authorized, issued and outstanding at December 31, 2011	39,958	39,958
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,268,812 shares issued and outstanding at December 31, 2012 and 5,932,182 shares issued and outstanding at December 31, 2011	6	6
Additional paid-in capital	93,505	87,805
Retained earnings	92,492	61,581
Accumulated other comprehensive income	7,296	6,942
Total stockholders' equity	233,257	196,292
Total liabilites and stockholders' equity	$268,511	$226,954

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2012	2011	2010
Income:
Dividends received from subsidiary	$-	$800	$1,230
Other income	41	43	42
Total income	41	843	1,272
Interest on borrowings	2,213	2,345	2,236
Other operating expenses	325	291	295
Total expenses	2,538	2,636	2,531
undistributed earnings of subsidiary	(2,497)	(1,793)	(1,259)
Income tax benefit	(944)	(976)	(924)
earnings of subsidiary	(1,553)	(817)	(335)
Equity in undistributed earnings of subsidiary	35,998	24,255	17,713
Net income	34,445	23,438	17,378
Dividends on preferred stock	400	200	-
Net income available to common stockholders	$34,045	$23,238	$17,378

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2012	2011	2010
Operating activities
Net income	$34,445	$23,438	$17,378
Adjustments to reconcile net income to net cash used in operating activities:
Other	878	(50)	241
Equity in undistributed earnings of subsidiary	(35,998)	(24,255)	(17,713)
Net cash (used in) provided by operating activities	(675)	(867)	(94)
Investing activities
Investment in subsidiary	-	(46,200)	(15,000)
Net cash used in investing activities	-	(46,200)	(15,000)
Financing activities
Proceeds from other borrowings	19,917	-	-
Repayment of subordinated debentures	(15,464)	-	-
Proceeds from issuance of subordinated debentures	-	-	15,050
Proceeds from issuance of preferred stock	-	39,958	-
Proceeds from issuance of common stock	112	10,166	-
Dividends on preferred stock	(400)	(200)	-
Dividends on common stock	(3,134)	-	-
Net cash provided by financing activities	1,031	49,924	15,050
(Decrease) increase in cash and cash equivalents	$356	$2,857	$(44)
Cash and cash equivalents at beginning of year	2,908	51	95
Cash and cash equivalents at end of year	$3,264	$2,908	$51

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2012 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$25,571	$26,654	$27,743	$29,055
Interest expense	3,833	3,749	3,695	3,624
Net interest income	21,738	22,905	24,048	25,431
Provision for loan losses	2,383	3,083	1,185	2,449
Net income available to common stockholders	8,155	8,231	9,202	8,457
Net income per common share, basic	$1.37	$1.38	$1.53	$1.40
Net income per common share, diluted	$1.20	$1.21	$1.35	$1.23

	2011 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$20,961	$22,080	$23,312	$25,058
Interest expense	3,985	4,032	4,093	3,970
Net interest income	16,976	18,048	19,219	21,088
Provision for loan losses	2,231	1,494	2,740	2,507
Net income available to common stockholders	4,871	5,845	6,035	6,487
Net income per common share, basic	$0.88	$1.02	$1.03	$1.10
Net income per common share, diluted	$0.77	$0.89	$0.90	$0.97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2012.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of the Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a)	The following statements are filed as a part of this Annual Report on Form 10-K

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation, as amended (2)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Revised Form of Common Stock Certificate (3)

4.3	Form of Common Stock Purchase Warrant dated September 2, 2008 (4)

4.4	Warrant to Purchase Share of Common Stock dated June 23, 2009 (7)

4.5	Amended and Restated Trust Agreement of ServisFirst Capital Trust II, dated March 15, 2010 (8)

4.6	Indenture dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (8)

4.7	Preferred Securities Guaranty Agreement, dated March 15, 2010, by and between ServisFirst Bancshares, Inc. and Wilmington Trust Company (8)

4.8	Small Business Fund - Securities Purchase Agreement dated June 21, 2011 between the Secretary of the Treasury and ServisFirst Bancshares, Inc. (9)

4.9	Certificate of Designation of Senior Non-cumulative Perpetual Preferred Stock, Series A of ServisFirst Bancshares, Inc. (9)

4.1	Note Purchase Agreement, dated November 9, 2012, between ServisFirst Bancshares, Inc. and certain accredited investors (10)

4.11	Form of 5.50% Subordinated Note due November 9, 2022 (10)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Change in Control Agreement with William M. Foshee date May 20, 2005 (1)*

10.3	Change in Control Agreement with Clarence C. Pouncey III date June 6, 2006 (1)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (5)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 20 to the Consolidated Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (6)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Mauldin & Jenkins

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on March 28, 2008, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.01 of ServisFirst Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(3) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Current Report on Form 8-K dated September 15, 2008, and incorporated herein by reference.

(4) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Current Report on Form 8-K dated September 2, 2008, and incorporated herein by reference.

(5) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Definitive Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

(6) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(7) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

(8) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Current Report on Form 8-K dated March 15, 2010, and incorporated herein by reference.

(9) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Current Report on Form 8-K dated June 21, 2011, and incorporated herein by reference.

(10) Previously filed as an exhibit to ServisFirst Bancshares, Inc.'s Current Report on Form 8-K dated November 8, 2012, and incorporated herein by reference.

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

Dated: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 12, 2013
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 12, 2013
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 12, 2013
Stanley M. Brock

*	Director	March 12, 2013
Michael D. Fuller

*	Director	March 12, 2013
James J. Filler

*	Director	March 12, 2013
Joseph R. Cashio

*	Director	March 12, 2013
Hatton C. V. Smith

________________

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
March 12, 2013

EXHIBIT INDEX

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Mauldin & Jenkins

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

