Form 10-Q
period 2013-03-31
ServisFirst Bancshares, Inc.
filed 2013-05-01
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

   Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2013
Common stock, $.001 par value	6,899,312

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS MARCH 31, 2013 AND DECEMBER 31, 2012

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$33,844	$58,031
Interest-bearing balances due from depository institutions	11,914	119,423
Federal funds sold	1,545	3,291
Cash and cash equivalents	47,303	180,745
Available for sale debt securities, at fair value	229,434	233,877
Held to maturity debt securities (fair value of $33,692 and $27,350 at
March 31, 2013 and December 31, 2012, respectively)	32,669	25,967
Restricted equity securities	3,738	3,941
Mortgage loans held for sale	15,804	25,826
Loans	2,462,154	2,363,182
Less allowance for loan losses	(27,679)	(26,258)
Loans, net	2,434,475	2,336,924
Premises and equipment, net	8,845	8,847
Accrued interest and dividends receivable	9,154	9,158
Deferred tax assets	8,384	7,386
Other real estate owned	8,076	9,685
Bank owned life insurance contracts	57,485	57,014
Other assets	6,391	6,944
Total assets	$2,861,758	$2,906,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$507,647	$545,174
Interest-bearing	1,915,887	1,966,398
Total deposits	2,423,534	2,511,572
Federal funds purchased	153,930	117,065
Other borrowings	19,916	19,917
Subordinated debentures	-	15,050
Accrued interest payable	1,154	942
Other liabilities	5,677	8,511
Total liabilities	2,604,211	2,673,057
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001
(liquidation preference $1,000), net of discount; 40,000 shares authorized,
40,000 shares issued and outstanding at March 31, 2013 and
December 31, 2012	39,958	39,958
Preferred stock, undesignated, par value $.001 per share; 1,000,000
shares authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized;
6,897,812 shares issued and outstanding at March 31, 2013 and
6,268,812 shares issued and outstanding at December 31, 2012	7	6
Additional paid-in capital	109,022	93,505
Retained earnings	101,631	92,492
Accumulated other comprehensive income	6,929	7,296
Total stockholders' equity	257,547	233,257
Total liabilities and shareholders' equity	$2,861,758	$2,906,314

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$27,318	$23,325
Taxable debt securities	948	1,337
Nontaxable debt securities	832	782
Federal funds sold	16	53
Other interest and dividends	51	74
Total interest income	29,165	25,571
Interest expense:
Deposits	2,713	3,122
Borrowed funds	551	711
Total interest expense	3,264	3,833
Net interest income	25,901	21,738
Provision for loan losses	4,284	2,383
Net interest income after provision for loan losses	21,617	19,355
Noninterest income:
Service charges on deposit accounts	762	601
Mortgage banking	980	972
Securities gains	123	-
Increase in cash surrender value of life insurance	470	390
Other operating income	462	306
Total noninterest income	2,797	2,269
Noninterest expense:
Salaries and employee benefits	5,679	5,165
Equipment and occupancy expense	1,111	935
Professional services	461	332
FDIC and other regulatory assessments	432	390
OREO expense	390	137
Other operating expense	2,679	2,072
Total noninterest expense	10,752	9,031
Income before income taxes	13,662	12,593
Provision for income taxes	4,411	4,337
Net income	9,251	8,256
Preferred stock dividends	100	100
Net income available to common stockholders	$9,151	$8,156
Basic earnings per common share	$1.44	$1.37

Diluted earnings per common share	$1.31	$1.20

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$9,251	$8,256
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of
tax of $(154) and $67 for 2013 and 2012, respectively	(287)	216
Reclassification adjustment for net gain on sale of securities in net income, net of tax of $43	(80)	-
Other comprehensive (loss) income, net of tax	(367)	216
Comprehensive income	$8,884	$8,472

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$233,257
Dividends paid on common stock	-	-	-	(12)	-	(12)
Dividends paid on preferred stock	-	-	-	(100)	-	(100)
Exercise 15,500 stock options and
warrants, including tax benefit	-	-	259	-	-	259
Issuance of 600,000 shares upon conversion
of subordinated mandatory convertible
debentures	-	1	14,999	-	-	15,000
Other comprehensive income	-	-	-	-	(367)	(367)
Stock-based compensation expense	-	-	259	-	-	259
Net income	-	-	-	9,251	-	9,251
Balance, March 31, 2013	$39,958	$7	$109,022	$101,631	$6,929	$257,547

Balance, December 31, 2011	$39,958	$6	$87,805	$61,581	$6,942	$196,292
Preferred dividends paid	-	-	-	(100)	-	(100)
Exercise 33,000 stock options,
including tax benefit	-	-	461	-	-	461
Other comprehensive income	-	-	-	-	216	216
Stock-based compensation expense	-	-	259	-	-	259
Net income	-	-	-	8,256	-	8,256
Balance, March 31, 2012	$39,958	$6	$88,525	$69,737	$7,158	$205,384

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands) (Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income	$9,251	$8,256
Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred tax benefit	(801)	(905)
Provision for loan losses	4,284	2,383
Depreciation and amortization	314	301
Net amortization of investments	258	266
Market value adjustment of interest rate cap	-	7
Decrease in accrued interest and dividends receivable	4	217
Stock-based compensation expense	259	259
Increase in accrued interest payable	212	71
Proceeds from sale of mortgage loans held for sale	55,848	62,699
Originations of mortgage loans held for sale	(44,846)	(56,479)
Gain on sale of securities available for sale	(123)	-
Gain on sale of mortgage loans held for sale	(980)	(972)
Net loss on sale of other real estate owned	21	67
Write down of other real estate owned	286	50
Decrease in special prepaid FDIC insurance assessments	390	354
Increase in cash surrender value of life insurance contracts	(470)	(390)
Excess tax benefits from the exercise of warrants	(5)	-
Net change in other assets, liabilities, and other
operating activities	(2,723)	2,278
Net cash provided by operating activities	21,179	18,462
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(5,793)	(20,025)
Proceeds from maturities, calls and paydowns of debt securities
available for sale	8,373	17,194
Proceeds from sale of debt securities available for sale	1,164	-
Purchase of debt securities held to maturity	(7,357)	(1,063)
Proceeds from maturities, calls and paydowns of debt securities
held to maturity	655	58
Increase in loans	(102,006)	(88,925)
Purchase of premises and equipment	(312)	(145)
Purchase of restricted equity securities	-	(787)
Proceeds from sale of restricted equity securities	203	-
Proceeds from sale of other real estate owned and repossessions	1,473	801
Net cash used in investing activities	(103,600)	(92,892)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	(37,527)	13,608
Net increase (decrease) in interest-bearing deposits	(50,511)	31,881
Net increase in federal funds purchased	36,865	14,120
Proceeds from exercise of stock options and warrants	259	461
Excess tax benefits from exercise of warrants	5	-
Dividends paid on common stock	(12)	-
Dividends paid on preferred stock	(100)	(100)
Net cash (used in) provided by financing activities	(51,021)	59,970

Net decrease in cash and cash equivalents	(133,442)	(14,460)

Cash and cash equivalents at beginning of period	180,745	242,933

Cash and cash equivalents at end of period	$47,303	$228,473

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$3,052	$3,762
Income taxes	4,340	1,100
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$15,000	$-
Other real estate acquired in settlement of loans	171	304
Internally financed sales of other real estate owned	-	24

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	6,341,605	5,946,006
Net income available to common stockholders	$9,151	$8,156
Basic earnings per common share	$1.44	$1.37

Weighted average common shares outstanding	6,341,605	5,946,006
Dilutive effects of assumed conversions and
exercise of stock options and warrants	734,900	967,863
Weighted average common and dilutive potential
common shares outstanding	7,076,505	6,913,869
Net income, available to common stockholders	$9,151	$8,156
Effect of interest expense on convertible debt, net of tax and
discretionary expenditures related to conversion	$132	$142
Net income available to common stockholders, adjusted
for effect of debt conversion	$9,283	$8,298
Diluted earnings per common share	$1.31	$1.20

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market Value
	Cost	Gain	Loss	Value
March 31, 2013	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$26,928	$887	$-	$27,815
Mortgage-backed securities	62,632	3,844	-	66,476
State and municipal securities	116,554	5,813	(64)	122,303
Corporate debt	12,660	180	-	12,840
Total	$218,774	$10,724	$(64)	$229,434
Securities Held to Maturity
Mortgage-backed securities	$27,129	$643	$(177)	$27,595
State and municipal securities	5,540	557	-	6,097
Total	$32,669	$1,200	$(177)	$33,692

December 31, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$27,360	$1,026	$-	$28,386
Mortgage-backed securities	69,298	4,168	-	73,466
State and municipal securities	112,319	5,941	(83)	118,177
Corporate debt	13,677	210	(39)	13,848
Total	$222,654	$11,345	$(122)	$233,877
Securities Held to Maturity
Mortgage-backed securities	$20,429	$768	$(40)	$21,157
State and municipal securities	5,538	655	-	6,193
Total	$25,967	$1,423	$(40)	$27,350

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2013 and December 31, 2012, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2013, none of the Company’s 591 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2013
U.S. Treasury and government
sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(177)	12,813	-	-	(177)	12,813
State and municipal securities	(64)	9,090	-	-	(64)	9,090
Corporate debt	-	-	-	-	-	-
Total	$(241)	$21,903	$-	$-	$(241)	$21,903

December 31, 2012
U.S. Treasury and government
Mortgage-backed securities	(40)	4,439	-	-	(40)	4,439
State and municipal securities	(83)	8,801	-	166	(83)	8,967
Corporate debt	(39)	4,882	-	-	(39)	4,882
Total	$(162)	$18,122	$-	$166	$(162)	$18,288

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,090,877	$1,030,990
Real estate - construction	162,190	158,361
Real estate - mortgage:
Owner-occupied commercial	583,956	568,041
1-4 family mortgage	244,242	235,909
Other mortgage	340,631	323,599
Subtotal: Real estate - mortgage	1,168,829	1,127,549
Consumer	40,258	46,282
Total Loans	2,462,154	2,363,182
Less: Allowance for loan losses	(27,679)	(26,258)
Net Loans	$2,434,475	$2,336,924

Commercial, financial and agricultural	44.31%	43.63%
Real estate - construction	6.59%	6.70%
Real estate - mortgage:
Owner-occupied commercial	23.72%	24.04%
1-4 family mortgage	9.92%	9.98%
Other mortgage	13.83%	13.69%
Subtotal: Real estate - mortgage	47.47%	47.71%
Consumer	1.63%	1.96%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2013 and December 31, 2012 were as follows:

		Special
March 31, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,059,426	$23,746	$7,591	$114	$1,090,877
Real estate - construction	129,512	5,911	26,767	-	162,190
Real estate - mortgage:
Owner-occupied
commercial	570,069	2,692	11,195	-	583,956
1-4 family mortgage	232,109	5,816	6,317	-	244,242
Other mortgage	328,925	7,100	4,606	-	340,631
Total real estate mortgage	1,131,103	15,608	22,118	-	1,168,829
Consumer	39,393	708	157	-	40,258
Total	$2,359,434	$45,973	$56,633	$114	$2,462,154

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,004,043	$19,172	$7,775	$-	$1,030,990
Real estate - construction	121,168	22,771	14,422	-	158,361
Real estate - mortgage:
Owner-occupied
commercial	555,536	4,142	8,363	-	568,041
1-4 family mortgage	223,152	6,379	6,378	-	235,909
Other mortgage	312,473	6,674	4,452	-	323,599
Total real estate mortgage	1,091,161	17,195	19,193	-	1,127,549
Consumer	46,076	71	135	-	46,282
Total	$2,262,448	$59,209	$41,525	$-	$2,363,182

Loans by performance status as of March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,089,529	$1,348	$1,090,877
Real estate - construction	146,722	18,053	164,775
Real estate - mortgage:
Owner-occupied
commercial	580,170	3,786	583,956
1-4 family mortgage	243,571	671	244,242
Other mortgage	337,808	238	338,046
Total real estate mortgage	1,161,549	4,695	1,166,244
Consumer	40,090	168	40,258
Total	$2,437,890	$24,264	$2,462,154

December 31, 2012	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,030,714	$276	$1,030,990
Real estate - construction	151,901	6,460	158,361
Real estate - mortgage:
Owner-occupied
commercial	565,255	2,786	568,041
1-4 family mortgage	235,456	453	235,909
Other mortgage	323,359	240	323,599
Total real estate mortgage	1,124,070	3,479	1,127,549
Consumer	46,139	143	46,282
Total	$2,352,824	$10,358	$2,363,182

Loans by past due status as of March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial
and agricultural	$65	$68	$-	$133	$1,348	$1,089,396	$1,090,877
Real estate - construction	-	298	-	298	18,053	143,839	162,190
Real estate - mortgage:
Owner-occupied
commercial	-	717	-	717	3,786	579,453	583,956
1-4 family mortgage	42	-	-	42	671	243,529	244,242
Other mortgage	-	516	-	516	238	339,877	340,631
Total real estate -
mortgage	42	1,233	-	1,275	4,695	1,162,859	1,168,829
Consumer	53	23	33	109	135	40,014	40,258
Total	$160	$1,622	$33	$1,815	$24,231	$2,436,108	$2,462,154

December 31, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial
and agricultural	$1,699	$385	$-	$2,084	$276	$1,028,630	$1,030,990
Real estate - construction	-	-	-	-	6,460	151,901	158,361
Real estate - mortgage:
Owner-occupied
commercial	1,480	10	-	1,490	2,786	563,765	568,041
1-4 family mortgage	420	16	-	436	453	235,020	235,909
Other mortgage	516	-	-	516	240	322,843	323,599
Total real estate -
mortgage	2,416	26	-	2,442	3,479	1,121,628	1,127,549
Consumer	108	-	8	116	135	46,031	46,282
Total	$4,223	$411	$8	$4,642	$10,350	$2,348,190	$2,363,182

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The portion of the reserve classified as qualitative factors is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. This qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of March 31, 2013 and December 31, 2012, and changes in the allowance for loan losses for the three months ended March 31, 2013 and March 31, 2012. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Three Months Ended March 31, 2013
Allowance for loan losses:
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258
Chargeoffs	(887)	(1,990)	-	(1)	-	(2,878)
Recoveries	6	7	-	2	-	15
Provision	1,599	2,114	825	(36)	(218)	4,284
Balance at March 31, 2013	$8,951	$6,642	$5,737	$164	$6,185	$27,679

	Three Months Ended March 31, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Chargeoffs	(287)	(417)	(60)	(92)	-	(856)
Recoveries	100	-	2	3	-	105
Provision	185	1,482	656	68	(8)	2,383
Balance at March 31, 2012	$6,625	$7,607	$3,893	$510	$5,027	$23,662

	As of March 31, 2013
Individually Evaluated for Impairment	$982	$2,915	$2,651	$-	$-	$6,548
Collectively Evaluated for Impairment	7,969	3,727	3,086	164	6,185	21,131

Loans:
Ending Balance	$1,090,877	$162,190	$1,168,829	$40,258	-	$2,462,154
Individually Tested for Impairment	5,044	26,767	21,852	157	-	53,820
Collectively Evaluated for Impairment	1,085,833	135,423	1,146,977	40,101	-	2,408,334

	As of December 31, 2012
	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total

Allowance for loan losses:	$8,233	$6,511	$4,912	$199	$6,403	$26,258

Individually Evaluated for Impairment	$577	$1,013	$1,921	$-	$-	$3,511
Collectively Evaluated for Impairment	7,656	5,498	2,991	199	6,403	22,747

Loans:
Ending Balance	$1,030,990	$158,361	$1,127,549	$46,282	-	$2,363,182
Individually Evaluated for Impairment	3,910	14,422	18,927	135	-	37,394
Collectively Evaluated for Impairment	1,027,080	143,939	1,108,622	46,147	-	2,325,788

The following table presents details of the Company’s impaired loans as of March 31, 2013 and December 31, 2012, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2013
				For the three months ended March 31, 2013
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial
and agricultural	$3,246	$3,500	$-	$3,281	$95
Real estate - construction	15,049	16,071	-	13,616	97
Real estate - mortgage:
Owner-occupied commercial	6,458	6,708	-	6,472	36
1-4 family mortgage	1,566	1,787	-	1,566	15
Other mortgage	2,720	2,819	-	2,722	39
Total real estate - mortgage	10,744	11,314	-	10,760	90
Consumer	157	366	-	158	1
Total with no allowance recorded	29,196	31,251	-	27,815	283

With an allowance recorded:
Commercial, financial
and agricultural	1,798	1,798	982	1,806	12
Real estate - construction	11,718	12,165	2,915	11,857	44
Real estate - mortgage:
Owner-occupied commercial	4,681	4,681	1,194	4,696	44
1-4 family mortgage	4,541	4,541	1,023	4,542	37
Other mortgage	1,886	1,886	434	1,760	27
Total real estate - mortgage	11,108	11,108	2,651	10,998	108
Total with allowance recorded	24,624	25,071	6,548	24,661	164

Total Impaired Loans:
Commercial, financial
and agricultural	5,044	5,298	982	5,087	107
Real estate - construction	26,767	28,236	2,915	25,473	141
Real estate - mortgage:
Owner-occupied commercial	11,139	11,389	1,194	11,168	80
1-4 family mortgage	6,107	6,328	1,023	6,108	52
Other mortgage	4,606	4,705	434	4,482	66
Total real estate - mortgage	21,852	22,422	2,651	21,758	198
Consumer	157	366	-	158	1
Total impaired loans	$53,820	$56,322	$6,548	$52,476	$447

	December 31, 2012
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	In Period
	(In Thousands)
With no allowance recorded:
Commercial, financial
and agricultural	$2,602	$2,856	$-	$2,313	$105
Real estate - construction	6,872	7,894	-	7,631	188
Real estate - mortgage:
Owner-occupied commercial	5,111	5,361	-	5,411	145
1-4 family mortgage	2,166	2,388	-	2,177	108
Other mortgage	4,151	4,249	-	4,206	275
Total real estate - mortgage	11,428	11,998	-	11,794	528
Consumer	135	344	-	296	6
Total with no allowance recorded	21,037	23,092	-	22,034	827

With an allowance recorded:
Commercial, financial
and agricultural	1,308	1,308	577	1,325	90
Real estate - construction	7,550	8,137	1,013	6,961	154
Real estate - mortgage:
Owner-occupied commercial	3,195	3,195	779	3,277	77
1-4 family mortgage	4,002	4,002	1,007	4,001	139
Other mortgage	302	302	135	307	20
Total real estate - mortgage	7,499	7,499	1,921	7,585	236
Total with allowance recorded	16,357	16,944	3,511	15,871	480

Total Impaired Loans:
Commercial, financial
and agricultural	3,910	4,164	577	3,638	195
Real estate - construction	14,422	16,031	1,013	14,592	342
Real estate - mortgage:
Owner-occupied commercial	8,306	8,556	779	8,688	222
1-4 family mortgage	6,168	6,390	1,007	6,178	247
Other mortgage	4,453	4,551	135	4,513	295
Total real estate - mortgage	18,927	19,497	1,921	19,379	764
Consumer	135	344	-	296	6
Total impaired loans	$37,394	$40,036	$3,511	$37,905	$1,307

Troubled Debt Restructurings (“TDR”) at March 31, 2013, December 31, 2012 and March 31, 2012 totaled $12.3 million, $12.3 million and $8.3 million, respectively. At March 31, 2013, the Company had a related allowance for loan losses of $1,448,000 allocated to these TDRs, compared to $1,442,000 at December 31, 2012 and $858,000 at March 31, 2012. The Company had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. All other loans classified as TDRs as of March 31, 2013 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of March 31, 2013 and March 31, 2012.

	March 31, 2013			March 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and
agricultural	2	$1,121	$1,121	2	$1,318	$1,318
Real estate - construction	15	3,213	3,213	10	2,140	2,140
Real estate - mortgage:
Owner-occupied
commercial	6	5,907	5,907	3	2,785	2,785
1-4 family mortgage	5	1,709	1,709	5	1,705	1,705
Other mortgage	1	301	301	1	311	311
Total real estate mortgage	12	7,917	7,917	9	4,801	4,801
Consumer	-	-	-	-	-	-
	29	$12,251	$12,251	21	$8,259	$8,259

	Number of	Recorded		Number of	Recorded
	Contracts	Investment		Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and
agricultural	-	$-		-	$-
Real estate - construction	-	-		-	-
Real estate - mortgage:
Owner-occupied
commercial	3	2,786		3	2,785
1-4 family mortgage	-	-		-	-
Other mortgage	-	-		-	-
Total real estate - mortgage	3	2,786		3	2,785
Consumer	-	-		-	-
	3	$2,786		3	$2,785

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2013, the Company had stock-based compensation plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $259,000 for the three months ended March 31, 2013 and 2012.

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

	2013	2012
Expected volatility	18.50%	20.00%
Expected term (in years)	7 years	5 years
Risk-free rate	1.39%	0.92%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2013 and March 31, 2012 was $8.03 and $5.89, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2013 and March 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
	(In Thousands)
Three Months Ended March 31, 2013:
Outstanding at January 1, 2013	816,500	$20.87	5.8	$9,905
Granted	25,000	33.00	10.0	-
Exercised	(9,000)	10.00	2.2	207
Outstanding at March 31, 2013	832,500	21.35	5.7	$9,698

Exercisable at March 31, 2013	458,995	$14.37	3.5	$8,550

Three Months Ended March 31, 2012:
Outstanding at January 1, 2012	1,073,800	$18.33	6.0	$12,508
Granted	25,000	30.00	9.9	-
Exercised	(33,000)	11.03	3.8	626
Outstanding at March 31, 2012	1,065,800	13.37	5.9	$11,892

Exercisable at March 31, 2012	411,940	$13.37	4.2	$6,851

As of March 31, 2013, there was $1,467,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.9 years.

Restricted Stock

The Company has issued 68,500 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock at the time of grant, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of March 31, 2013, there was $1,473,000 of total unrecognized compensation expense. The expense is expected to be recognized evenly over the remaining 3.9 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants to purchase common stock of the Company in connection with the issuance of debt. There were 79,000 warrants unexercised as of March 31, 2013, each with an exercise price of $25.00. 64,000 of the warrants expire in September 2013, and the remaining 15,000 expire in June 2016. There were 6,500 warrants exercised during the first quarter of 2013.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet customer financing needs. Upon entering into these swaps, the Company entered into offsetting positions with a regional correspondent bank in order to minimize the risk to the Company. As of March 31, 2013, the Company was party to two swaps with notional amounts totaling approximately $11.0 million with customers, and two swaps with notional amounts totaling approximately $11.0 million with a regional correspondent bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company has recorded the value of these swaps at $296,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2013 and December 31, 2012 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards (“IFRS”). Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years. The Company has adopted this update, but such adoption had no impact on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires a reporting entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. Companies were required to apply these amendments prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company has adopted this update, but such adoption had no impact on its financial position or results of operations.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

NOTE 10 - FAIR VALUE MEASUREMENT

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $3,925,000 during the three months ended March 31, 2013, and $2,387,000 during the three months ended March 31, 2012.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $308,000 was recognized during the three months ended March 31, 2013, and $117,000 during the three months ended March 31, 2012. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$27,815	$-	$27,815
Mortgage-backed securities	-	66,476	-	66,476
State and municipal securities	-	122,303	-	122,303
Corporate debt	-	12,840	-	12,840
Interest rate swap agreements	-	296	-	296
Total assets at fair value	-	229,730	-	229,730
Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$296	$-	$296

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$28,386	$-	$28,386
Mortgage-backed securities	-	73,466	-	73,466
State and municipal securities	-	118,177	-	118,177
Corporate debt	-	13,848	-	13,848
Interest rate swap agreements	-	389	-	389
Total assets at fair value	-	234,266	-	234,266

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$389	$-	$389

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$47,272	$47,272
Other real estate owned and repossessed assets	-	-	8,076	8,076
Total assets at fair value	$-	$-	$55,348	$55,348

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$33,883	$33,883
Other real estate owned	-	-	9,685	9,685
Total assets at fair value	$-	$-	$43,568	$43,568

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statements of financial condition approximate those assets’ fair values.

Debt securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing service regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the fair value hierarchy.

Restricted equity securities: Fair values for other investments are considered to be their cost as they are redeemed at par value.

Loans, net: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The method of estimating fair value does not incorporate the exit-price concept of fair value as prescribed by ASC 820 and generally produces a higher value than an exit-price approach. The measurement of the fair value of loans is classified within Level 3 of the fair value hierarchy.

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

Accrued interest and dividends receivable: The carrying amounts in the statements of condition approximate these assets’ fair value.

Bank owned life insurance contracts: The carrying amounts in the statements of condition approximate these assets’ fair value.

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

Subordinated debentures: The fair values of subordinated debentures are estimated using a discounted cash flow analysis, based on interest rates currently being offered on the best alternative debt available at the measurement date. These measurements are classified as Level 2 in the fair value hierarchy.

Accrued interest payable: The carrying amounts in the statements of condition approximate these assets’ fair value.

Loan commitments: The fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance-sheet financial instruments consists of non-fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2013			December 31, 2012
	Carrying			Carrying
	Amount	Fair Value		Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Available for sale debt securities	$229,434		$229,434	$233,877		$233,877
Held to maturity debt securities	32,669		33,692	25,967		27,350
Restricted equity securities	3,738		3,738	3,941		3,941
Mortgage loans held for sale	15,804		15,804	25,826		25,826
Bank owned life insurance contracts	57,485		57,485	57,014		57,014
Derivatives	296		296	389		389

Level 3 Inputs:	$	$		$	$
Loans, net	2,434,475		2,421,081	2,336,924		2,327,780

Financial Liabilities:
Level 2 inputs:
Deposits	$2,423,534		$2,427,935	$2,511,572		$2,516,320
Other borrowings	19,916		19,916	19,917		19,917
Subordinated debentures	-		-	15,050		15,050
Derivatives	296		296	389		389

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2013, and events which occurred subsequent to March 31, 2013 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and March 31, 2012.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). Through the Bank, we operate eleven full-service banking offices, with nine offices located in Jefferson, Shelby, Madison, Montgomery and Houston counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery and Dothan, Alabama, and two offices located in Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA. We currently have loan production offices in Mobile, Alabama and Nashville, Tennessee. The Mobile office will open as a full service banking office in April 2013. These MSAs constitute our primary service areas.

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

Overview

As of March 31, 2013, we had consolidated total assets of $2.9 billion which is unchanged from total assets at December 31, 2012. Total loans were $2.5 billion at March 31, 2013, up $0.1 billion, or 4.2%, over $2.4 billion at December 31, 2012. Total deposits were $2.4 billion at March 31, 2013, down $0.1 billion, or 4.0%, from $2.5 billion at December 31, 2012.

Net income for the quarter ended March 31, 2013 was $9.3 million, an increase of $1.0 million, or 12.0%, from $8.3 million for the quarter ended March 31, 2012. Basic and diluted earnings per common share were $1.44 and $1.31, respectively, for the three months ended March 31, 2013, compared to $1.37 and $1.20, respectively, for the corresponding period in 2012. This increase was primarily attributable to increased net interest income of $4.2 million resulting from a $0.4 billion, or 16.7%, increase in average interest-earning assets from the quarters ended March 31, 2012 to 2013. This increase in net interest income and average interest-earning assets is further explained in “Results of Operations” following.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Financial Condition

Cash and Cash Equivalents

At March 31, 2013, we had $1.5 million in federal funds sold and other investments, compared to $3.3 million at December 31, 2012.

Investment Securities

Investment securities available for sale totaled $229.4 million at March 31, 2013 and $233.9 million at December 31, 2012. Investment securities held to maturity totaled $32.7 million at March 31, 2013 and $26.0 million at December 31, 2012. Pay downs on mortgage-backed securities were approximately $7.5 million during the first three months of 2013. Purchases of $12.7 million in mortgage-backed securities and municipal bonds during the first three months of 2013 replaced those securities that were paid down or called.

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

The following table shows the amortized cost of our investment securities by their stated maturity at March 31, 2013:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored
agencies	$10,001	$15,241	$1,686	$-	$26,928
Mortgage-backed securities	82	72,073	17,606	-	89,761
State and municipal securities	2,937	56,125	55,313	7,719	122,094
Corporate debt	-	12,660	-	-	12,660
Total	$13,020	$156,099	$74,605	$7,719	$251,443

Taxable-equivalent Yield	2.60%	3.32%	4.09%	6.06%	3.60%

All securities held are traded in liquid markets. As of March 31, 2013, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3.7 million and certain securities of First National Bankers Bank in which we invested $0.2 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2013 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $201.9 million and $210.0 million as of March 31, 2013 and December 31, 2012, respectively.

Loans

We had total loans of $2.5 billion at March 31, 2013, an increase of $0.1 billion, or 4.2%, compared to $2.4 billion at December 31, 2012. At March 31, 2013, 53% of our loans were in our Birmingham offices, 17% in our Huntsville offices, 10% in our Montgomery offices, 12% in our Dothan offices, 1% in our Mobile office, and 7% in our Pensacola, Florida office.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2013.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2013	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$8,951	44.31%
Real estate - construction	6,642	6.59%
Real estate - mortgage	5,737	47.47%
Consumer	164	1.63%
Qualitative Factors	6,185	-%
Total	$27,679	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2012	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$8,233	43.63%
Real estate - construction	6,511	6.70%
Real estate - mortgage	4,912	47.71%
Consumer	199	1.96%
Qualitative Factors	6,403	-%
Total	$26,258	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $24.3 million at March 31, 2013, compared to $10.4 million at December 31, 2012. Of this total, nonaccrual loans of $24.2 million at March 31, 2013, represented a net increase of $13.8 million from nonaccrual loans at December 31, 2013. There were two loans 90 or more days past due and still accruing in the amount of $33,000, at March 31, 2013, compared to four loans 90 or more days past due and still accruing in the amount of $8,000, at December 31, 2012. During the first quarter of 2013, we placed on nonaccrual status $13.5 million in loans to a residential construction and development builder. This nonaccrual addition represents the largest change in nonaccrual loans at March 31, 2013. Troubled Debt Restructurings (“TDR”) at March 31, 2013 and December 31, 2012 were $12.3 million, respectively. We had three TDR loans to one borrower in the amount of $2.8 million enter into payment default status during the first quarter of 2012. No TDR loans have entered default status since the first quarter of 2012. All other loans classified as TDRs at March 31, 2013 are performing under the terms of their restructured plans.

Other real estate owned (OREO) decreased to $8.1 million at March 31, 2013, from $9.7 million at December 31, 2012. The total number of OREO accounts decreased from 38 to 35.

The following table summarizes our nonperforming assets and TDRs at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,348	7	$276	2
Real estate - construction	18,053	53	6,460	19
Real estate - mortgage:
Owner-occupied commercial	3,786	8	2,786	3
1-4 family mortgage	671	3	453	2
Other mortgage	238	1	240	1
Total real estate - mortgage	4,695	12	3,479	6
Consumer	135	2	135	2
Total Nonaccrual loans:	$24,231	74	$10,350	29

90+ days past due and accruing:

Commercial, financial and agricultural	$-	-	$-	-

Real estate - construction	-	-	-	$-
Real estate - mortgage:

Owner-occupied commercial	-	-	-	$-

1-4 family mortgage	-	-	-	-

Other mortgage	-	-	-	$-

Total real estate - mortgage	-	-	-	$-

Consumer	33	2	8	4

Total 90+ days past due and accruing:	$33	2	$8	$4

Total Nonperforming Loans:	$24,264	76	$10,358	33

Plus: Other real estate owned and repossessions	8,112	35	9,721	38
Total Nonperforming Assets	$32,376	111	$20,079	71

Restructured accruing loans:
Commercial, financial and agricultural	$1,121	2	$1,168	2
Real estate - construction	3,213	15	3,213	15
Real estate - mortgage:
Owner-occupied commercial	3,121	3	3,121	3
1-4 family mortgage	1,709	5	1,709	5
Other mortgage	311	1	302	1
Total real estate - mortgage	5,141	9	5,132	9
Total restructured accruing loans:	$9,475	26	$9,513	26
Total Nonperforming assets and
restructured accruing loans	$41,851	137	$29,592	97

Ratios:
Nonperforming loans to total loans	0.99%		0.44%
Nonperforming assets to total loans plus
other real estate owned	1.31%		0.85%
Nonperforming loans plus restructured
accruing loans to total loans plus
other real estate owned	1.36%		0.84%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.6 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $9.0 million to commercial, financial and agricultural loans, and $5.9 million to other loan types. We have a total loan loss reserve as of March 31, 2013 allocable to specific loan types of $ 21.5 million. Another $ 6.2 million of our allowance for loan losses is based on our judgment regarding various external and internal factors, including macroeconomic trends, our assessment of the Company’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $ 27.7 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of March 31, 2013, we had impaired loans of $53.8 million inclusive of nonaccrual loans, an increase of $16.4 million from $37.4 million as of December 31, 2012. This increase was the result of placing on nonaccrual status $13.5 million in loans to a residential builder. We allocated $6.5 million of our allowance for loan losses at March 31, 2013 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $53.8 million of impaired loans reported as of March 31, 2013, $26.8 million were real estate – construction loans, $15.4 million (a total of 52 loans with 8 builders) were residential construction loans, and $5.9 million consisted of various residential lot loans to 8 builders.

Deposits

Total deposits decreased $0.1 billion, or 4.0%, to $2.4 billion at March 31, 2013 compared to $2.5 billion at December 31, 2012. While deposits were down slightly during the first quarter of 2013, we anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $153.9 million and $117.1 million at March 31, 2013 and December 31, 2012, respectively, in federal funds purchased from respondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.25% for the quarter ended March 31, 2013. $19.9 million in other borrowings consist of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

In June 2012, we paid off our 8.25% Subordinated Note due June 1, 2016 in the aggregate principal amount of $5.0 million. In November 2012, we redeemed our outstanding 8.50% Junior Subordinated Deferrable Interest Debentures due 2038 in the aggregate principal amount of $15.0 million, which were held by ServisFirst Capital Trust I. All of the related 8.50% Trust Preferred Securities and 8.50% Common Securities of the Trust were redeemed. In March 2013, our 6.00% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due 2040 were automatically and mandatorily converted into our common stock at a conversion price of $25 per share. A total of 600,000 shares of our common stock were issued pursuant to this conversion.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2013, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $145.1 million. Additionally, the Bank had additional borrowing availability of approximately $130.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2013. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,028,264	$-	$-	$-	$-
Certificates of deposit (2)	395,270	241,015	111,836	42,419	-
Federal funds purchased	153,930	153,930	-	-	-
Subordinated note payable	19,916	-	-	-	19,916
Operating lease commitments	15,233	2,146	3,881	3,853	5,353
Total	$2,612,613	$397,091	$115,717	$46,272	$25,269

(1)	Excludes interest
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.
The	penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2013, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2013.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2013, December 31, 2012 and March 31, 2012:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$298,297	11.82%	$201,860	8.00%	$	N/A	N/A	%
ServisFirst Bank	295,545	11.71%	201,857	8.00%		252,321	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	250,618	9.93%	100,930	4.00%		N/A	N/A	%
ServisFirst Bank	267,866	10.62%	100,928	4.00%		151,393	6.00%
Tier 1 Capital to Average Assets:
Consolidated	250,618	8.80%	113,901	4.00%		N/A	N/A	%
ServisFirst Bank	267,866	9.42%	113,797	4.00%		142,246	5.00%

As of December 31, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$287,136	11.78%	$194,943	8.00%	$	N/A	N/A	%
ServisFirst Bank	284,141	11.60%	194,942	8.00%		243,678	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	240,961	9.89%	97,472	4.00%		N/A	N/A	%
ServisFirst Bank	257,883	10.58%	97,471	4.00%		146,207	6.00%
Tier 1 Capital to Average Assets:
Consolidated	240,961	8.43%	114,323	4.00%		N/A	N/A	%
ServisFirst Bank	257,883	9.03%	114,227	4.00%		142,784	5.00%

As of March 31, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$256,846	12.81%	$160,440	8.00%	$	N/A	N/A	%
ServisFirst Bank	254,302	12.68%	160,393	8.00%		200,492	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	228,226	11.38%	80,220	4.00%		N/A	N/A	%
ServisFirst Bank	225,682	11.26%	80,197	4.00%		120,295	6.00%
Tier 1 Capital to Average Assets:
Consolidated	228,226	9.26%	98,593	4.00%		N/A	N/A	%
ServisFirst Bank	225,682	9.17%	98,435	4.00%		123,043	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $224,000 as of March 31, 2013 and $209,000 as of December 31, 2012 for the settlement of any repurchase demands by investors. We did not have any requests by investors to repurchase loans during the first quarter of 2013.

Financial instruments whose contract amounts represent credit risk at March 31, 2013 are as follows:

March 31, 2013
(In Thousands)
Commitments to extend credit	$925,529
Credit card arrangements	26,781
Standby letters of credit	36,172
$988,482

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

Results of Operations

Summary of Net Income

Net income for the three months ended March 31, 2013 was $9.3 million compared to net income of $8.3 million for the three months ended March 31, 2012. The increase in net income was primarily attributable to a $4.2 million increase in net interest income as a result of growth in average earning assets and a $0.5 million increase in noninterest income, both of which are more fully explained below. Operating expenses for the three months ended March 31, 2013 increased by $1.8 million, or 20.0%, to $10.8 million compared to $9.0 million for the three months ended March 31, 2012.

Basic and diluted net income per common share were $1.44 and $1.31, respectively, for the three months ended March 31, 2013, compared to $1.37 and $1.20, respectively, for the corresponding period in 2012. Return on average assets for the three months ended March 31, 2013 was 1.31% compared to 1.33% for the corresponding period in 2012, and return on average stockholders’ equity for the three months ended March 31, 2013 was 15.20%, compared to 16.31% for the corresponding period in 2012.

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

Taxable-equivalent net interest income increased $4.2 million, or 19.0%, to $26.3 million for the three months ended March 31, 2013 compared to $22.1 million for the corresponding period in 2012. This increase was primarily attributable to a $362.2 million increase in average earning assets, or 15.3%, year over year. The taxable-equivalent yield on interest-earning assets decreased one basis point to 4.41% for the three months ended March 31, 2013 from 4.42% for the corresponding period in 2012. The yield on loans for the three months ended March 31, 2013 was 4.64% compared to 5.03% for the corresponding period in 2012. Loan fees included in the yield calculation decreased to $6,000 for the three months ended March 31, 2013 from $110,000 for the corresponding period in 2012 as a result of the origination of fewer real estate construction loans. The cost of total interest-bearing liabilities decreased to 0.64% for the three months ended March 31, 2013 from 0.84% for the corresponding period in 2012. Net interest margin for the three months ended March 31, 2013 improved to 3.92% from 3.76% for the corresponding period in 2012. Yields on interest-earning assets were relatively flat from the three months ended March 31, 2012 to the same period this year, while the rate paid on interest-bearing liabilities decreased from 0.84% during the three month ended March 31, 2012 to 0.64% during the same period this year. The decrease in our cost of funds was due to decreases in rates paid on money market accounts and certificates of deposit, as shown in the table following. We also paid off $35.0 million in debt with an average rate of 8.44% and partially replaced it with $20.0 million in debt with a rate of 5.50%.

The following table shows, for the three months ended March 31, 2013 and March 31, 2012, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2013			2012
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,384,670	$27,255	4.64%	$1,857,753	$23,254	5.03%
Tax-exempt(2)	2,464	35	5.76	-	-
Mortgage loans held for sale	19,322	93	1.95	11,855	70	2.37
Investment securities:
Taxable	144,407	948	2.66	208,173	1,337	2.58
Tax-exempt(2)	109,587	1,197	4.43	93,370	1,132	4.88
Total investment securities (3)	253,994	2,145	3.42	301,543	2,469	3.29
Federal funds sold	23,522	16	0.28	99,700	53	0.21
Restricted equity securities	3,954	23	2.36	4,095	21	2.06
Interest-bearing balances with banks	34,704	28	0.33	85,448	53	0.25
Total interest-earning assets	$2,722,630	$29,595	4.41%	$2,360,394	$25,920	4.42%
Non-interest-earning assets:
Cash and due from banks	41,437			35,696
Net premises and equipment	9,241			4,798
Allowance for loan losses,
accrued interest and
other assets	74,223			63,932
Total assets	$2,847,531			$2,464,820

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$413,935	$281	0.28%	$342,529	$269	0.32%
Savings deposits	22,089	15	0.28	15,767	11	0.28
Money market accounts	1,074,226	1,225	0.46	969,244	1,447	0.60
Time deposits	395,902	1,192	1.22	397,071	1,395	1.41
Federal funds purchased	137,183	85	0.25	72,583	46	0.25
Other borrowings	27,441	466	6.89	35,470	665	7.54
Total interest-bearing liabilities	$2,070,776	$3,264	0.64	$1,832,664	$3,833	0.84
Non-interest-bearing liabilities:
Non-interest-bearing demand
deposits	523,669			424,949
Other liabilities	7,708			6,175
Stockholders' equity	238,290			193,728
Unrealized gains on
securities and derivatives	7,088			7,304
Total liabilities and
stockholders' equity	$2,847,531			$2,464,820
Net interest spread			3.77%		3.58%
Net interest margin			3.92%		3.76%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $6,000 and $110,000 are included in interest income in 2013 and 2012, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $10,905,000 and $11,012,000 are excluded from the yield calculation in 2013 and 2012, respectively.

	For the Three Months Ended March 31,
	2013 Compared to 2012 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$5,985	$(1,984)	$4,001
Tax-exempt	35	-	35
Mortgages held for sale	37	(14)	23
Debt securities:
Taxable	(428)	39	(389)
Tax-exempt	177	(112)	65
Federal funds sold	(49)	12	(37)
Restricted equity securities	(1)	3	2
Interest-bearing balances
with banks	(38)	13	(25)
Total interest-earning assets	5,718	(2,043)	3,675

Interest-bearing liabilities:
Interest-bearing demand deposits	50	(38)	12
Savings	4	-	4
Money market accounts	140	(362)	(222)
Time deposits	(4)	(199)	(203)
Federal funds purchased	40	(1)	39
Other borrowed funds	(144)	(55)	(199)
Total interest-bearing
liabilities	86	(655)	(569)
Increase in net interest income	$5,632	$(1,388)	$4,244

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2013, total loans rated Special Mention, Substandard, and Doubtful were $102.7 million, or 4.2% of total loans, compared to $88.5 million, or 4.8% of total loans, at December 31, 2012. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.3 million for the three months ended March 31, 2013, an increase of $1.9 million from $2.4 million for the three months ended March 31, 2012. Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $24.3 million, or 0.99% of total loans, at March 31, 2013 from $10.4 million, or 0.75% of total loans, at December 31, 2012, but were lower than $22.0 million, or 1.50% of total loans, at March 31, 2012. Impaired loans increased to $53.8 million, or 2.2% of total loans, at March 31, 2013, compared to $37.4 million, or 1.6% of total loans, at December 31, 2012. The increase in impaired loans was primarily the result of the Bank placing on nonaccrual status $13.5 million in loans to a residential construction and development builder. The allowance for loan losses totaled $ 27.7 million, or 1.12% of total loans, net of unearned income, at March 31, 2013, compared to $ 26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012.

Noninterest Income

Noninterest income totaled $2.8 million for the three months ended March 31, 2013, an increase of $0.5 million, or 21.7%, compared to the corresponding period in 2012. The increase was primarily attributable to higher deposit service charges, higher credit card income and increases in the cash surrender value of life insurance contracts. Service charges on deposit accounts for the three months ended March 31, 2013 were $762,000, up $161,000, or 26.8%, from $601,000 for the corresponding period in 2012. We continue to aggressively sell credit card services to our existing clients, and interchange income on credit card transactions has increased significantly, with total noninterest income from credit cards increasing from $222,000 for the quarter ended March 31, 2012 to $289,000 for the quarter ended March 31, 2013. We purchased additional life insurance contracts during 2012, which lead to the increase in the cash surrender value of life insurance from $390,000 for the quarter ended March 31, 2012 to $470,000 for the quarter ended March 31, 2013. Income from mortgage banking operations were relatively flat from the three months ended March 31, 2012 to the same period this year. Low interest rates continue to drive our refinance volume. We have also added mortgage originators in our markets to continue to meet their mortgage needs, and have added support staff to ensure that we maintain good service and meet compliance standards.

Noninterest Expense

Noninterest expense totaled $10.8 million for the three months ended March 31, 2013, an increase of $1.8 million, or 20.0%, compared to $9.0 million for the corresponding period in 2012. Increases in expenses primarily relate to our continued expansion, both within existing markets and into our newest market of Mobile, Alabama.

Further details of expenses are as follows:

•	Salary and benefit expense increased $0.5 million, or 9.6%, to $5.7 million for the three months ended March 31, 2013 from $5.2 million for the corresponding period in 2012. We had 241 full-time equivalent employees at March 31, 2013 compared to 214 at March 31, 2012, a 12.6% increase. Most of this increase in number of employees was due to our continued expansion into the Pensacola, Florida market and our addition of a new office in Mobile, Alabama.

•	Occupancy expense increased $0.2 million, or 22.2%, to $1.1 million for the three months ended March 31, 2013 from $0.9 million for the corresponding period in 2012.

•	Expenses related to OREO increased $0.3 million to $0.4 million for the three months ended March 31, 2013, from $0.1 million for the corresponding period in 2012. Almost all of this increase in OREO expense was the result of write-downs in value of residential lots included in two loans that were moved to OREO in 2009 and 2011.

•	Other operating expenses increased $0.6 million, primarily a result of increases of $0.2 million in other loan expenses and $0.2 million in data processing expenses. Other loan expenses are largely comprised of recording fees and other non-origination loan expenses. Higher data processing expenses primarily relate to increases in transaction volumes and added record retention needs.

Income Tax Expense

Income tax expense was $4.4 million for the three months ended March 31, 2013 versus $4.3 million for the same period in 2012. Our effective tax rate for the three months ended March 31, 2013 was 32.29%, compared to 34.44% for the corresponding period in 2012. Our primary permanent differences relate to tax exempt income on securities and incentive stock option expenses.

We have invested $55.0 million in bank-owned life insurance for named officers of the Bank. The periodic increase in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

We created a real estate investment trust in the first quarter of 2012 for the purpose of holding and managing participations in residential mortgages and commercial real estate loans originated by the Bank. The trust is a wholly-owned subsidiary of a trust holding company, which in turn is a wholly-owned subsidiary of the Bank. The trust earns interest income on the loans it holds and incurs operating expenses. It pays its net earnings, in the form of dividends, to the Bank, which receives a deduction for Alabama income taxes.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2012, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2012 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2013. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

SERVISFIRST BANCSHARES, INC.

Date: May 1, 2013	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 1, 2013	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

