Form 10-Q
period 2013-06-30
ServisFirst Bancshares, Inc.
filed 2013-07-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2013
Common stock, $.001 par value	6,974,312

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS JUNE 30, 2013 AND DECEMBER 31, 2012

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$60,251	$58,031
Interest-bearing balances due from depository institutions	129,767	119,423
Federal funds sold	2,590	3,291
Cash and cash equivalents	192,608	180,745
Available for sale debt securities, at fair value	227,770	233,877
Held to maturity debt securities (fair value of $33,292 and $27,350 at June 30, 2013 and December 31, 2012, respectively)	33,808	25,967
Restricted equity securities	3,738	3,941
Mortgage loans held for sale	16,374	25,826
Loans	2,590,192	2,363,182
Less allowance for loan losses	(28,757)	(26,258)
Loans, net	2,561,435	2,336,924
Premises and equipment, net	8,756	8,847
Accrued interest and dividends receivable	9,101	9,158
Deferred tax assets	10,383	7,386
Other real estate owned	9,071	9,685
Bank owned life insurance contracts	57,969	57,014
Other assets	9,613	6,944
Total assets	$3,140,626	$2,906,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$562,196	$545,174
Interest-bearing	2,112,781	1,966,398
Total deposits	2,674,977	2,511,572
Federal funds purchased	175,475	117,065
Other borrowings	19,924	19,917
Subordinated debentures	-	15,050
Accrued interest payable	905	942
Other liabilities	4,156	8,511
Total liabilities	2,875,437	2,673,057
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at June 30, 2013 and at December 31, 2012	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,974,312 shares issued and outstanding at June 30, 2013 and 6,268,812 shares issued and outstanding at December 31, 2012	7	6
Additional paid-in capital	109,874	93,505
Retained earnings	111,217	92,492
Accumulated other comprehensive income	4,133	7,296
Total stockholders' equity	265,189	233,257
Total liabilities and stockholders' equity	$3,140,626	$2,906,314

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$28,874	$24,438	$56,192	$47,763
Taxable securities	908	1,302	1,856	2,639
Nontaxable securities	847	814	1,679	1,596
Federal funds sold	17	42	33	95
Other interest and dividends	46	58	97	132
Total interest income	30,692	26,654	59,857	52,225
Interest expense:
Deposits	2,784	3,028	5,497	6,150
Borrowed funds	427	721	978	1,432
Total interest expense	3,211	3,749	6,475	7,582
Net interest income	27,481	22,905	53,382	44,643
Provision for loan losses	3,334	3,083	7,618	5,466
Net interest income after provision for loan losses	24,147	19,822	45,764	39,177
Noninterest income:
Service charges on deposit accounts	806	719	1,568	1,320
Mortgage banking	787	879	1,752	1,836
Securities gains	8	-	131	-
Increase in cash surrender value life insurance	485	385	955	775
Other operating income	487	445	964	766
Total noninterest income	2,573	2,428	5,370	4,697
Noninterest expenses:
Salaries and employee benefits	7,056	5,248	12,735	10,413
Equipment and occupancy expense	1,469	961	2,580	1,896
Professional services	425	306	886	638
FDIC and other regulatory assessments	426	356	858	746
OREO expense	204	536	594	673
Other operating expenses	2,792	2,488	5,471	4,560
Total noninterest expenses	12,372	9,895	23,124	18,926
Income before income taxes	14,348	12,355	28,010	24,948
Provision for income taxes	4,662	4,024	9,073	8,361
Net income	9,686	8,331	18,937	16,587
Preferred stock dividends	100	100	200	200
Net income available to common stockholders	$9,586	$8,231	$18,737	$16,387

Basic earnings per common share	$1.38	$1.38	$2.83	$2.74

Diluted earnings per common share	$1.33	$1.21	$2.64	$2.41

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$9,686	$8,331	$18,937	$16,587
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $(1,503) and $(1,657) for the three and six months ended June 30, 2013, respectively, and $245 and $178 for the three and six months ended June 30, 2012, respectively	(2,790)	454	(3,077)	670
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $3 and $46 for the three and six months ended June 30, 2013, respectively	(6)	-	(86)	-
Other comprehensive (loss) income, net of tax	(2,796)	454	(3,163)	670
Comprehensive income	$6,890	$8,785	$15,774	$17,257

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$233,257
Dividends paid	-	-	-	(12)	-	-
Preferred dividends paid	-	-	-	(200)	-	(200)
Exercise 49,500 stock options and warrants, including tax benefit	-	-	789	-	-	789
Issuance of 600,000 shares upon mandatory conversion of subordinated mandatory convertible debentures	-	1	14,999	-	-	15,000
Other comprehensive income	-	-	-	-	(3,163)	(3,163)
Stock-based compensation expense	-	-	581	-	-	581
Net income	-	-	-	18,937	-	18,937
Balance, June 30, 2013	$39,958	$7	$109,874	$111,217	$4,133	$265,189

Balance, December 31, 2011	39,958	6	87,805	61,581	6,942	196,292
Preferred dividends paid	-	-	-	(200)	-	(200)
Exercise 72,136 stock options and warrants, including tax benefit	-	-	997	-	-	997
Other comprehensive income	-	-	-	-	670	670
Stock-based compensation expense	-	-	522	-	-	522
Net income	-	-	-	16,587	-	16,587
Balance, June 30, 2012	$39,958	$6	$89,324	$77,968	$7,612	$214,868

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands) (Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income	$18,937	$16,587
Adjustments to reconcile net income to net cash provided by:
Deferred tax benefit	(1,294)	(703)
Provision for loan losses	7,618	5,466
Depreciation and amortization	908	604
Net amortization of investments	504	529
Market value adjustment of interest rate cap	-	9
Decrease in accrued interest and dividends receivable	57	136
Stock-based compensation expense	581	522
Decrease in accrued interest payable	(37)	(10)
Proceeds from sale of mortgage loans held for sale	110,306	121,731
Originations of mortgage loans held for sale	(99,072)	(117,006)
Gain on sale of securities available for sale	(131)	-
Gain on sale of mortgage loans held for sale	(1,782)	(1,866)
Net loss on sale of other real estate owned	87	62
Write down of other real estate owned	402	420
Decrease in special prepaid FDIC insurance assessments	2,498	626
Increase in cash surrender value of life insurance contracts	(955)	(775)
Excess tax benefits from exercise of warrants	(5)	-
Net change in other assets, liabilities, and other operating activities	(3,657)	(2,109)
Net cash provided by operating activities	34,965	24,223
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(29,746)	(31,223)
Proceeds from maturities, calls and paydowns of securities available for sale	30,614	28,544
Purchase of securities held to maturity	(10,668)	(6,005)
Proceeds from maturities, calls and paydowns of securities held to maturity	2,827	203
Increase in loans	(240,406)	(196,384)
Purchase of premises and equipment	(817)	(2,045)
Purchase of restricted equity securities	-	(787)
Proceeds from sale of restricted equity securities	203	270
Proceeds from sale of other real estate owned	2,501	2,239
Additions to other real estate owned	(7)	-
Net cash used in investing activities	(245,499)	(205,188)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	17,022	48,534
Net increase in interest-bearing deposits	146,383	48,481
Net increase in federal funds purchased	58,410	940
Proceeds from exercise of stock options and warrants	789	-
Proceeds from sale of common stock, net	-	997
Excess tax benefits from exercise of warrants	5	-
Repayment of other borrowings	-	(4,918)
Dividends paid on common stock	(12)	-
Dividends paid on preferred stock	(200)	(200)
Net cash provided by financing activities	222,397	93,834
Net increase (decrease) in cash and cash equivalents	11,863	(87,131)
Cash and cash equivalents at beginning of year	180,745	242,933
Cash and cash equivalents at end of year	$192,608	$155,802
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$6,512	$7,592
Income taxes	9,890	8,691
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$15,000	$-
Other real estate acquired in settlement of loans	2,369	304
Internally financed sales of other real estate owned	-	24

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	6,944,900	5,981,218	6,618,129	5,971,630
Net income available to common stockholders	$9,586	$8,231	$18,737	$16,387
Basic earnings per common share	$1.38	$1.38	$2.83	$2.74

Weighted average common shares outstanding	6,944,900	5,981,218	6,618,129	5,971,630
Dilutive effects of assumed conversions and exercise of stock options and warrants	273,542	952,346	529,736	952,087
Weighted average common and dilutive potential common shares outstanding	7,218,442	6,933,564	7,147,865	6,923,717
Net income available to common stockholders	$9,586	$8,231	$18,737	$16,387
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	-	142	115	283
Net income available to common stockholders, adjusted for effect of debt conversion	$9,586	$8,373	$18,852	$16,670
Diluted earnings per common share	$1.33	$1.21	$2.64	$2.41

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$17,447	$721	$-	$18,168
Mortgage-backed securities	65,168	2,612	(110)	67,670
State and municipal securities	123,099	3,838	(833)	126,104
Corporate debt	15,697	172	(41)	15,828
Total	221,411	7,343	(984)	227,770
Securities Held to Maturity
Mortgage-backed securities	28,267	314	(1,124)	27,457
State and municipal securities	5,541	294	-	5,835
Total	$33,808	$608	$(1,124)	$33,292

December 31, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$27,360	$1,026	$-	$28,386
Mortgage-backed securities	69,298	4,168	-	73,466
State and municipal securities	112,319	5,941	(83)	118,177
Corporate debt	13,677	210	(39)	13,848
Total	222,654	11,345	(122)	233,877
Securities Held to Maturity
Mortgage-backed securities	20,429	768	(40)	21,157
State and municipal securities	5,538	655	-	6,193
Total	$25,967	$1,423	$(40)	$27,350

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2013 and December 31, 2012, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2013, one of the Company’s 623 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2013
U.S. Treasury and government sponsored agencies	$-	$1,045	$-	$-	$-	$1,045
Mortgage-backed securities	(110)	27,107	-	-	(110)	27,107
State and municipal securities	(1,954)	34,232	(3)	174	(1,957)	34,406
Corporate debt	(41)	5,957	-	-	(41)	5,957
Total	$(2,105)	$68,341	$(3)	$174	$(2,108)	$68,515

December 31, 2012
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(40)	4,439	-	-	(40)	4,439
State and municipal securities	(83)	8,801	-	166	(83)	8,967
Corporate debt	(39)	4,882	-	-	(39)	4,882
Total	$(162)	$18,122	$-	$166	$(162)	$18,288

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2013 and December 31, 2012 :

	June 30,	December 31,
	2013	2012
	(Dollars In Thousands)

Commercial, financial and agricultural	$1,150,977	$1,030,990
Real estate - construction	162,076	158,361
Real estate - mortgage:
Owner-occupied commercial	623,146	568,041
1-4 family mortgage	252,357	235,909
Other mortgage	359,923	323,599

Subtotal: Real estate - mortgage	1,235,426	1,127,549
Consumer	41,713	46,282

Total Loans	2,590,192	2,363,182
Less: Allowance for loan losses	(28,757)	(26,258)

Net Loans	$2,561,435	$2,336,924

Commercial, financial and agricultural	44.43%	43.63%
Real estate - construction	6.26%	6.70%
Real estate - mortgage:
Owner-occupied commercial	24.06%	24.04%
1-4 family mortgage	9.74%	9.98%
Other mortgage	13.90%	13.69%
Subtotal: Real estate - mortgage	47.70%	47.71%
Consumer	1.61%	1.96%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2013 and December 31, 2012 were as follows:

		Special
June 30, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)

Commercial, financial and agricultural	$1,107,307	$35,092	$8,464	$114	$1,150,977
Real estate - construction	137,731	6,645	17,700	-	162,076
Real estate - mortgage:
Owner-occupied commercial	605,157	10,581	7,408	-	623,146
1-4 family mortgage	237,094	6,248	9,015	-	252,357
Other mortgage	347,364	7,670	4,889	-	359,923
Total real estate mortgage	1,189,615	24,499	21,312	-	1,235,426
Consumer	41,057	78	578	-	41,713
Total	$2,475,710	$66,314	$48,054	$114	$2,590,192

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)

Commercial, financial and agricultural	$1,004,043	$19,172	$7,775	$-	$1,030,990
Real estate - construction	121,168	22,771	14,422	-	158,361
Real estate - mortgage:
Owner-occupied commercial	555,536	4,142	8,363	-	568,041
1-4 family mortgage	223,152	6,379	6,378	-	235,909
Other mortgage	312,473	6,674	4,452	-	323,599
Total real estate mortgage	1,091,161	17,195	19,193	-	1,127,549
Consumer	46,076	71	135	-	46,282
Total	$2,262,448	$59,209	$41,525	$-	$2,363,182

Loans by performance status as of June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Performing	Nonperforming	Total
	(In Thousands)

Commercial, financial and agricultural	$1,149,580	$1,397	$1,150,977
Real estate - construction	149,853	12,223	162,076
Real estate - mortgage:
Owner-occupied commercial	622,391	755	623,146
1-4 family mortgage	252,060	297	252,357
Other mortgage	359,686	237	359,923
Total real estate mortgage	1,234,137	1,289	1,235,426
Consumer	41,598	115	41,713
Total	$2,575,168	$15,024	$2,590,192

December 31, 2012	Performing	Nonperforming	Total
	(In Thousands)

Commercial, financial and agricultural	$1,030,714	$276	$1,030,990
Real estate - construction	151,901	6,460	158,361
Real estate - mortgage:
Owner-occupied commercial	565,255	2,786	568,041
1-4 family mortgage	235,456	453	235,909
Other mortgage	323,359	240	323,599
Total real estate mortgage	1,124,070	3,479	1,127,549
Consumer	46,139	143	46,282
Total	$2,352,824	$10,358	$2,363,182

Loans by past due status as of June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,000	$675	$65	$1,740	$1,332	$1,147,905	$1,150,977
Real estate - construction	-	-	-	-	12,223	149,853	162,076
Real estate - mortgage:
Owner-occupied commercial	904	165	-	1,069	755	621,322	623,146
1-4 family mortgage	651	-	79	730	218	251,409	252,357
Other mortgage	3,609	375	-	3,984	237	355,702	359,923
Total real estate - mortgage	5,164	540	79	5,783	1,210	1,228,433	1,235,426
Consumer	82	47	115	244	-	41,469	41,713
Total	$6,246	$1,262	$259	$7,767	$14,765	$2,567,660	$2,590,192

December 31, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,699	$385	$-	$2,084	$276	$1,028,630	$1,030,990
Real estate - construction	-	-	-	-	6,460	151,901	158,361
Real estate - mortgage:
Owner-occupied commercial	1,480	10	-	1,490	2,786	563,765	568,041
1-4 family mortgage	420	16	-	436	453	235,020	235,909
Other mortgage	516	-	-	516	240	322,843	323,599
Total real estate - mortgage	2,416	26	-	2,442	3,479	1,121,628	1,127,549
Consumer	108	-	8	116	135	46,031	46,282
Total	$4,223	$411	$8	$4,642	$10,350	$2,348,190	$2,363,182

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The portion of the reserve attributable to qualitative factors is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. This qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of June 30, 2013 and December 31, 2012. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Three Months Ended June 30, 2013
Allowance for loan losses:
Balance at March 31, 2013	$8,951	$6,642	$5,737	$164	$6,185	$27,679
Chargeoffs	(101)	(1,888)	(270)	(129)	-	(2,388)
Recoveries	31	95	3	3	-	132
Provision	2,259	604	569	186	(284)	3,334
Balance at June 30, 2013	$11,140	$5,453	$6,039	$224	$5,901	$28,757

	Three Months Ended June 30, 2012
Allowance for loan losses:
Balance at March 31, 2012	$6,625	$7,607	$3,893	$510	$5,027	$23,662
Chargeoffs	(261)	(2,502)	(221)	(537)	-	(3,521)
Recoveries	-	8	4	3	-	15
Provision	147	2,469	(36)	309	194	3,083
Balance at June 30, 2012	$6,511	$7,582	$3,640	$285	$5,221	$23,239

	Six Months Ended June 30, 2013
Allowance for loan losses:
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258
Chargeoffs	(988)	(3,877)	(270)	(131)	-	(5,266)
Recoveries	37	102	3	5	-	147
Provision	3,858	2,717	1,394	151	(502)	7,618
Balance at June 30, 2013	$11,140	$5,453	$6,039	$224	$5,901	$28,757

	Six Months Ended June 30, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Chargeoffs	(548)	(2,919)	(281)	(629)	-	(4,377)
Recoveries	100	8	6	6	-	120
Provision	332	3,951	620	377	186	5,466
Balance at June 30, 2012	$6,511	$7,582	$3,640	$285	$5,221	$23,239

	As of June 30, 2013
Allowance for loan losses:
Individually Evaluated for Impairment	2,286	932	2,744	75	-	6,037
Collectively Evaluated for Impairment	8,854	4,521	3,295	149	5,901	22,720

Loans:
Ending Balance	$1,150,977	$162,076	$1,235,426	$41,713	$-	$2,590,192
Individually Evaluated for Impairment	6,771	17,700	21,256	559	-	46,286
Collectively Evaluated for Impairment	1,144,206	144,376	1,214,170	41,154	-	2,543,906

	As of December 31, 2012
Allowance for loan losses:
Individually Evaluated for Impairment	577	1,013	1,921	-	-	3,511
Collectively Evaluated for Impairment	7,656	5,498	2,991	199	6,403	22,747

Loans:
Ending Balance	$1,030,990	$158,361	$1,127,549	$46,282	$-	$2,363,182
Individually Evaluated for Impairment	3,910	14,422	18,927	135	-	37,394
Collectively Evaluated for Impairment	1,027,080	143,939	1,108,622	46,147	-	2,325,788

The following table presents details of the Company’s impaired loans as of June 30, 2013 and December 31, 2012, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2013			2013		2013
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,805	$2,805	$-	$2,732	$82	$2,708	$172
Real estate - construction	9,933	10,976	-	9,587	39	9,166	90
Real estate - mortgage:
Owner-occupied commercial	2,988	2,988	-	3,000	36	3,013	77
1-4 family mortgage	1,351	1,351	-	1,352	15	1,353	30
Other mortgage	3,010	3,108	-	2,901	43	2,812	82
Total real estate - mortgage	7,349	7,447	-	7,253	94	7,178	189
Consumer	19	19	-	20	-	22	1
Total with no allowance recorded	20,106	21,247	-	19,592	215	19,074	452

With an allowance recorded:
Commercial, financial and agricultural	3,966	3,966	2,286	3,526	41	3,626	81
Real estate - construction	7,767	8,214	932	7,947	40	8,034	91
Real estate - mortgage:
Owner-occupied commercial	4,364	4,614	1,184	4,383	35	4,398	66
1-4 family mortgage	7,664	7,664	1,136	7,825	67	7,675	130
Other mortgage	1,879	1,879	424	1,883	27	1,821	54
Total real estate - mortgage	13,907	14,157	2,744	14,091	129	13,894	250
Consumer	540	540	75	588	9	705	21
Total with allowance recorded	26,180	26,877	6,037	26,152	219	26,259	443

Total Impaired Loans:
Commercial, financial and agricultural	6,771	6,771	2,286	6,258	123	6,334	253
Real estate - construction	17,700	19,190	932	17,534	79	17,200	181
Real estate - mortgage:
Owner-occupied commercial	7,352	7,602	1,184	7,383	71	7,411	143
1-4 family mortgage	9,015	9,015	1,136	9,177	82	9,028	160
Other mortgage	4,889	4,987	424	4,784	70	4,633	136
Total real estate - mortgage	21,256	21,604	2,744	21,344	223	21,072	439
Consumer	559	559	75	608	9	727	22
Total impaired loans	$46,286	$48,124	$6,037	$45,744	$434	$45,333	$895

December 31, 2012

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,602	$2,856	$-	$2,313	$105
Real estate - construction	6,872	7,894	-	7,631	188
Owner-occupied commercial	5,111	5,361	-	5,411	145
1-4 family mortgage	2,166	2,388	-	2,177	108
Other mortgage	4,151	4,249	-	4,206	275
Total real estate - mortgage	11,428	11,998	-	11,794	528
Consumer	135	344	-	296	6
Total with no allowance recorded	21,037	23,092	-	22,034	827

With an allowance recorded:
Commercial, financial and agricultural	1,308	1,308	577	1,325	90
Real estate - construction	7,550	8,137	1,013	6,961	154
Real estate - mortgage:
Owner-occupied commercial	3,195	3,195	779	3,277	77
1-4 family mortgage	4,002	4,002	1,007	4,001	139
Other mortgage	302	302	135	307	20
Total real estate - mortgage	7,499	7,499	1,921	7,585	236
Total with allowance recorded	16,357	16,944	3,511	15,871	480

Total Impaired Loans:
Commercial, financial and agricultural	3,910	4,164	577	3,638	195
Real estate - construction	14,422	16,031	1,013	14,592	342
Real estate - mortgage:
Owner-occupied commercial	8,306	8,556	779	8,688	222
1-4 family mortgage	6,168	6,390	1,007	6,178	247
Other mortgage	4,453	4,551	135	4,513	295
Total real estate - mortgage	18,927	19,497	1,921	19,379	764
Consumer	135	344	-	296	6
Total impaired loans	$37,394	$40,036	$3,511	$37,905	$1,307

Troubled Debt Restructurings (“TDR”) at June 30, 2013, December 31, 2012 and June 30, 2012 totaled $9.4 million, $12.3 million and $8.4 million, respectively. At June 30, 2013, the Company had a related allowance for loan losses of $1,387,000 allocated to these TDRs, compared to $1,442,000 at December 31, 2012 and $433,000 at June 30, 2012. Three TDR loans to one borrower in the amount of $2.8 million were paid-in-full and twenty TDR loans to another borrower were consolidated into one loan during the second quarter 2013. All loans classified as TDRs as of June 30, 2013 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of June 30, 2013 and June 30, 2012.

	June 30, 2013			June 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,066	$1,066	2	$1,263	$1,263
Real estate - construction	-	-	-	15	2,377	2,377
Real estate - mortgage:
Owner-occupied commercial	3	3,121	3,121	3	2,786	2,786
1-4 family mortgage	1	4,925	4,925	5	1,709	1,709
Other mortgage	1	294	294	1	304	304
Total real estate mortgage	5	8,340	8,340	9	4,799	4,799
Consumer	-	-	-	-	-	-
	7	$9,406	$9,406	26	$8,439	$8,439

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment

Troubled Debt Restructurings That Subsequently Defaulted
Commercial, financial and agricultural	-	$-	-	$-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	3	2,786
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	3	2,786
Consumer	-	-	-	-
	-	$-	3	$2,786

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2013, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $322,000 and $581,000 for the three and six months ended June 30, 2013 and $262,000 and $522,000 for the three and six months ended June 30, 2012.

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

18

	2013	2012
Expected volatility	18.50%	20.00%
Expected term (in years)	7.5 years	6.0 years
Risk-free rate	1.39%	1.02%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2013 and June 30, 2012 was $8.03 and $6.43, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2013 and June 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2013:
Outstanding at January 1, 2013	816,500	$20.87	5.8	$9,905
Granted	25,000	33.00	9.7	-
Exercised	(43,000)	14.42	3.1	1,054
Forfeited	-	-	-	-
Outstanding at June 30, 2013	798,500	21.60	5.6	$15,893

Exercisable at June 30, 2013	447,995	$14.10	3.2	$12,277

Six Months Ended June 30, 2012:
Outstanding at January 1, 2011	1,073,800	$18.33	6.0	$12,508
Granted	36,500	30.00	9.7	-
Exercised	(52,136)	11.00	3.6	991
Forfeited	-	-	-	-
Outstanding at June 30, 2012	1,058,164	19.11	5.8	$11,527

Exercisable at June 30, 2012	434,706	$13.31	3.9	$7,257

As of June 30, 2013, there was $1,620,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.7 years.

Restricted Stock

The Company has awarded 71,000 shares of restricted stock, of which 12,000 shares are vested. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of June 30, 2013, there was $1,424,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 3.7 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants to purchase common stock of the Company in connection with the issuance of debt. There were 79,000 warrants unexercised as of June 30, 2013, each with an exercise price of $25.00. 64,000 of the warrants expire in September 2013, and the remaining 15,000 expire in June 2016. There were 6,500 warrants exercised during the first quarter of 2013.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into an interest rate swap (“swap”) to facilitate the financing needs of a single customer. Upon entering into this swap, the Company entered into an offsetting position with a regional correspondent bank in order to minimize the risk to the Company. As of June 30, 2013, the notional amount of the swap agreement with this customer was approximately $4.5 million while the notional amount of the swap contract with the correspondent bank was also approximately $4.5 million. The swap qualifies as a derivative, but is not designated as a hedging instrument. The Company has recorded the value of the swap at $216,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2013 and December 31, 2012 were not material.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,757,000 and $5,682,000 during the three and six months ended June 30, 2013, respectively, and $809,000 and $3,700,000 during the three and six months ended June 30, 2012, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A loss on the sale and write-downs of OREO of $203,000 and $511,000 was recognized for the three and six months ended June 30, 2013, respectively, and $366,000 and $483,000 for the three and six months ended June 30, 2012, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$18,168	$-	$18,168
Mortgage-backed securities	-	67,670	-	67,670
State and municipal securities	-	126,104	-	126,104
Corporate debt	-	15,828	-	15,828
Interest rate swap agreements	-	216	-	216
Total assets at fair value	$-	$227,986	$-	$227,986

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$216	$-	$216

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$28,386	$-	$28,386
Mortgage-backed securities	-	73,466	-	73,466
State and municipal securities	-	118,177	-	118,177
Corporate debt	-	13,848	-	13,848
Interest rate swap agreements	-	389	-	389
	-	234,266	-	234,266

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$617	$-	$617

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	-	$40,249	$40,249
Other real estate owned and repossessed assets	-	-	9,071	9,071
Total assets at fair value	-	-	$49,320	$49,320

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$33,883	$33,883
Other real estate owned	-	-	9,685	9,685
Total assets at fair value	$-	$-	$43,568	$43,568

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are presented in the following table.

	June 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Available for sale debt securities	$227,770	$227,770	$233,877	$233,877
Held to maturity debt securities	33,808	33,292	25,967	27,350
Restricted equity securities	3,738	3,738	3,941	3,941
Mortgage loans held for sale	16,374	16,374	25,826	25,826
Bank owned life insurance contracts	57,969	57,969	57,014	57,014
Derivative	216	216	389	389

Level 3 inputs:
Loans, net	2,561,435	2,527,995	2,336,924	2,327,780

Financial Liabilities:
Level 2 inputs:
Deposits	2,674,977	2,678,041	2,511,572	2,516,320
Federal funds purchased	175,475	175,475	117,065	117,065
Other borrowings	19,924	19,924	19,917	19,917
Subordinated debentures	-	-	15,050	15,050
Derivative	216	216	389	389

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2013, and events which occurred subsequent to June 30, 2013 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and June 30, 2012, and should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including:

•	general economic conditions, especially in the credit markets and in the Southeast;
•	the performance of the capital markets;
•	changes in interest rates, yield curves and interest rate spread relationships;
•	changes in accounting and tax principles, policies or guidelines;
•	changes in legislation or regulatory requirements;
•	changes in our loan portfolio and the deposit base;
•	possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives;
•	the cost and other effects of legal and administrative cases and similar contingencies;
•	possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral;
•	the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and
•	increased competition from both banks and non-banks

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 incorporated in Delaware and headquartered at 850 Shades Creek Parkway, Birmingham, Alabama 35209 (Jefferson County). Through the Bank, we operate twelve full-service banking offices, with ten offices located in Jefferson, Shelby, Madison, Montgomery, Houston and Mobile counties in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile Alabama, and two offices located in Escambia County in the Pensacola-Ferry Pass-Brent, Florida MSA. We currently have a loan production office in Nashville, Tennessee. The Mobile, Alabama office opened as a full service banking office in April 2013. These MSAs constitute our primary service areas.

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

Overview

As of June 30, 2013, we had consolidated total assets of $3.1 billion, an increase of $0.2 billion, or 8.1%, from $2.9 billion at December 31, 2012. Total loans were $2.6 billion at June 30, 2013, up $0.2 billion, or 9.6%, from $2.4 billion at December 31, 2012. Total deposits were $2.7 billion at June 30, 2013, an increase of $0.2 billion, or 6.5%, from $2.5 billion at December 31, 2012.

Net income available to common stockholders for the quarter ended June 30, 2013 was $9.6 million, an increase of $1.3 million, or 16.5%, from $8.2 million for the quarter ended June 30, 2012. Basic and diluted earnings per common share were $1.38 and $1.33, respectively, for the three months ended June 30, 2013, compared to $1.38 and $1.21, respectively, for the corresponding period in 2012.

Net income available to common stockholders for the six months ended June 30, 2013 was $18.7 million, an increase of $2.4 million, or 14.3%, from $16.4 million for the six months ended June 30, 2012. Basic and diluted earnings per common share were $2.83 and $2.64, respectively, for the six months ended June 30, 2013, compared to $2.74 and $2.41, respectively, for the corresponding period in 2012.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2013, we had $2.6 million in federal funds sold, compared to $3.3 million at December 31, 2012. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2013, we had $126.3 million in balances at the Federal Reserve, compared to $115.7 million at December 31, 2012.

Debt Securities

Debt securities available for sale totaled $227.8 million at June 30, 2013 and $233.9 million at December 31, 2012. Debt securities held to maturity totaled $33.8 million at June 30, 2013 and $26.0 million at December 31, 2012. Paydowns of $14.4 million in mortgage-backed securities, and $11.5 million in maturities and calls of government agency securities were replaced with purchases of $18.0 million of mortgage-backed securities and $10.7 million of tax-exempt municipal securities during the first six months of 2013. Also during the first half of 2013, we sold $4.1 million in corporate securities, recognizing a gain of $131,000, and replaced them with the purchase of $6.0 million in corporate securities.

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

The following table shows the amortized cost of our investment securities by their stated maturity at June 30, 2013:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$-	$13,732	$3,715	$-	$17,447
Mortgage-backed securities	70	69,419	22,948	998	93,435
State and municipal securities	5,027	61,832	54,061	7,720	128,640
Corporate debt	-	9,713	5,984	-	15,697
Total	$5,097	$154,696	$86,708	$8,718	$255,219

Taxable-equivalent Yield	4.70%	3.30%	3.72%	5.73%	3.56%

All securities held are traded in liquid markets. As of June 30, 2013, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3.7 million and certain securities of First National Bankers Bank in which we invested $0.3 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2013 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $187.6 million and $200.7 million as of June 30, 2013 and December 31, 2012, respectively.

Loans

We had total loans of $2.6 billion at June 30, 2013, an increase of $0.2 billion, or 9.6%, compared to $2.4 billion at December 31, 2012. At June 30, 2013, 52% of our loans were in our Birmingham offices, 16% of our loans were in our Huntsville offices, 13% of our loans were in our Dothan offices, 10% of our loans were in our Montgomery offices, 1% of our loans were in our Mobile office, and 7% of our loans were in our Pensacola, Florida offices. All of our markets’ loan portfolios grew from December 31, 2012 to June 30, 2013. The highest percentage growth among our markets open more than one year was 16.3% and the lowest percentage growth was 4.4%.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2013.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
June 30, 2013	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$11,140	44.43%
Real estate - construction	5,453	6.26%
Real estate - mortgage	6,039	47.70%
Consumer	224	1.61%
Qualitative factors	5,901	-%
Total	$28,757	100.00%

		Percentage of loans
		in each category
December 31, 2012	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$8,233	43.63%
Real estate - construction	6,511	6.70%
Real estate - mortgage	4,912	47.71%
Consumer	199	1.96%
Qualitative factors	6,403	-%
Total	$26,258	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, totaled $15.0 million at June 30, 2013, compared to $10.4 million at December 31, 2012. Of this total, nonaccrual loans of $14.8 million at June 30, 2013, represented a net increase of $4.4 million from nonaccrual loans at December 31, 2012. Loans to a large residential builder totaling $13.5 million were placed on nonaccrual status during the first quarter 2013. There were six loans 90 or more days past due and still accruing in the amount of $259,000, at June 30, 2013, compared to four loans 90 or more days past due and still accruing in the amount of $8,000, at December 31, 2012. Troubled Debt Restructurings (“TDR”) at June 30, 2013 were $9.4 million compared to $12.3 million at December 31, 2012 with the majority of this decrease due to the pay-off of three TDR loans to one borrower in the amount of $2.8 million during the second quarter 2013. All TDR loans at June 30, 2013 were performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) decreased to $9.1 million at June 30, 2013, from $9.7 million at December 31, 2012. The total number of OREO accounts decreased from 38 to 35.

The following table summarizes our nonperforming assets and TDRs at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,332	7	$276	2
Real estate - construction	12,223	49	6,460	19
Real estate - mortgage:
Owner-occupied commercial	755	5	2,786	3
1-4 family mortgage	218	1	453	2
Other mortgage	237	1	240	1
Total real estate - mortgage	1,210	7	3,479	6
Consumer	-	-	135	2
Total Nonaccrual loans:	$14,765	63	$10,350	29

90+ days past due and accruing:
Commercial, financial and agricultural	$65	1	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	79	1	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	79	1	-	-
Consumer	115	4	8	4
Total 90+ days past due and accruing:	$259	6	$8	4

Total Nonperforming Loans:	$15,024	69	$10,358	33

Plus: Other real estate owned and repossessions	9,232	37	9,721	38
Total Nonperforming Assets	$24,256	106	$20,079	71

Restructured accruing loans:
Commercial, financial and agricultural	$1,066	2	$1,168	2
Real estate - construction	-	-	3,213	15
Real estate - mortgage:
Owner-occupied commercial	3,121	3	3,121	3
1-4 family mortgage	4,925	1	1,709	5
Other mortgage	294	1	302	1
Total real estate - mortgage	8,340	5	5,132	9
Consumer	-	-	-	-
Total restructured accruing loans:	$9,406	7	$9,513	26

Total Nonperforming assets and restructured accruing loans	$33,662	113	$29,592	97

Ratios:
Nonperforming loans to total loans	0.58%		0.44%
Nonperforming assets to total loans plus other real estate owned	0.93%		0.85%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned	0.93%		0.84%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $5.5 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $11.1 million to commercial, financial and agricultural loans, and $6.3 million to other loan types. We have a total loan loss reserve as of June 30, 2013 allocable to specific loan types of $22.9 million. Another $5.9 million of our allowance for loan losses is based on our judgments regarding various external and internal factors, including macroeconomic trends, our assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $28.8 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of June 30, 2013, we had impaired loans of $46.3 million inclusive of nonaccrual loans, an increase of $8.9 million from $37.4 million as of December 31, 2012. Loans to one large residential builder totaling $13.5 million were placed on nonaccrual status during the first quarter 2013. We allocated $6.0 million of our allowance for loan losses at June 30, 2013 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $46.3 million of impaired loans reported as of June 30, 2013, $17.7 million were real estate – construction loans, $6.8 million were commercial, financial, and agricultural loans, $7.4 million were commercial real estate loans, and $9.1 million were residential real estate loans. The remaining $5.4 million of impaired loans consisted of other mortgages and consumer loans. Of the $17.7 million of impaired real estate – construction loans, $13.7 million (a total of 48 loans with 8 builders) were residential construction loans, and $1.8 million consisted of various residential lot loans to 6 builders.

Deposits

Total deposits increased $0.2 billion, or 6.5%, to $2.7 billion at June 30, 2013 compared to $2.5 billion at December 31, 2012. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $175.5 million and $117.1 million at June 30, 2013 and December 31, 2012, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.25% for the quarter ended June 30, 2013. $19.9 million in other borrowings consist of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

In June 2012, we paid off our 8.25% Subordinated Note due June 1, 2016 in the aggregate principle amount of $5.0 million. In November 2012, we redeemed our outstanding 8.50% Junior Subordinated Deferrable Interest Debentures due 2038 in the aggregate principle amount of $15.0 million, which were held by ServisFirst Capital Trust I. All of the related 8.50% Trust Preferred Securities and 8.50% Common Securities of the Trust were redeemed. In March 2013, our 6.00% Junior Subordinated Mandatory Convertible Deferrable Interest Debentures due 2040 were automatically and mandatorily converted into our common stock at a conversion price of $25 per share. At total of 600,000 shares of our common stock were issued pursuant to this conversion.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2013, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $296.3 million. Additionally, the Bank had additional borrowing availability of approximately $125.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2013. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,265,840	$-	$-	$-	$-
Certificates of deposit (2)	409,137	272,198	100,695	36,244	-
Federal funds purchased	175,475	175,475	-	-	-
Subordinated debentures	19,924	-	-	-	19,924
Operating lease commitments	17,278	2,450	4,925	4,326	5,577
Total	$2,887,654	$450,123	$105,620	$40,570	$25,501

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of June 30, 2013, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2013.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2013, December 31, 2012 and June 30, 2012:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$309,699	11.65%	$212,673	8.00%	$	N/A	N/A	%
ServisFirst Bank	307,399	11.56%	212,670	8.00%		265,837	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	261,018	9.82%	106,337	4.00%		N/A	N/A	%
ServisFirst Bank	278,642	10.48%	106,335	4.00%		159,502	6.00%
Tier 1 Capital to Average Assets:
Consolidated	261,018	8.80%	118,920	4.00%		N/A	N/A	%
ServisFirst Bank	278,642	9.37%	118,993	4.00%		148,741	5.00%

As of December 31, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$287,136	11.78%	$194,943	8.00%	$	N/A	N/A	%
ServisFirst Bank	284,141	11.60%	194,942	8.00%		243,678	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	240,961	9.89%	97,472	4.00%		N/A	N/A	%
ServisFirst Bank	257,883	10.58%	97,471	4.00%		146,207	6.00%
Tier 1 Capital to Average Assets:
Consolidated	240,961	8.43%	114,323	4.00%		N/A	N/A	%
ServisFirst Bank	257,883	9.03%	114,227	4.00%		142,784	5.00%

As of June 30, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$260,495	12.37%	$168,475	8.00%	$	N/A	N/A	%
ServisFirst Bank	258,421	12.27%	168,429	8.00%		210,536	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	237,256	11.27%	84,238	4.00%		N/A	N/A	%
ServisFirst Bank	235,182	11.17%	84,214	4.00%		126,322	6.00%
Tier 1 Capital to Average Assets:
Consolidated	237,256	9.36%	101,393	4.00%		N/A	N/A	%
ServisFirst Bank	235,182	9.29%	101,293	4.00%		126,616	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $106,000 as of June 30, 2013 and $209,000 as of December 31, 2012 for the settlement of any repurchase demands by investors. One loan was repurchased in June 2013, but is anticipated to be re-closed and added to our loan portfolio, at which time this reserve will be replenished with the proceeds of the new loan.

Financial instruments whose contract amounts represent credit risk at June 30, 2013 are as follows:

June 30, 2013
(In Thousands)
Commitments to extend credit	$947,018
Credit card arrangements	28,212
Standby letters of credit	38,577
$1,013,807

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

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2013 was $9.7 million compared to net income of $8.3 million for the three months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $18.9 million compared to net income of $16.6 million for the six months ended June 30, 2012. Increases in net income were primarily attributable to increased net interest income, partially offset by increased operating expenses. Net interest income for the three months ended June 30, 2013 increased to $27.5 million, or 20.1%, compared to $22.9 million for the corresponding period in 2012. Net interest income for the six months ended June 30, 2013 increased to $53.4 million, or 19.7%, compared to $44.6 million for the corresponding period in 2012. The provision for loan losses increased $0.3 million to $3.3 million for the three months ended June 30, 2013 compared to the corresponding period in 2012, and increased $2.2 million to $7.6 million for the six months ended June 30, 2013 compared to the corresponding period in 2012. The increase in provision for loan losses is more fully explained in “Provision for Loan Losses” below. Noninterest income increased $0.1 million to $2.6 million for the three months ended June 30, 2013 compared to the corresponding period in 2012, and increased $0.7 million to $5.4 million for the six months ended June 30, 2013 compared to the corresponding period in 2012. Decreases in mortgage banking income were offset by increases in deposit service charges and increases in cash surrender value of life insurance contracts, as more fully explained in “Noninterest Income” below. Operating expenses for the three months ended June 30, 2013 increased to $12.4 million, or 25.3%, compared to $9.9 million for the corresponding period in 2012, and for the six months ended June 30, 2013 increased to $23.1 million, or 22.2%, compared to $18.9 million for the corresponding period in 2012. The increase in operating expenses was primarily attributable to an increase in personnel and occupancy expenses related to our expansion into the Mobile, Alabama, and Nashville, Tennessee markets, as well as continued expansion in our support areas as a result of these market expansions.

Basic and diluted net income per common share were $1.38 and $1.33, respectively, for the three months ended June 30, 2013, compared to $1.38 and $1.21, respectively, for the corresponding period in 2012. Basic and diluted net income per common share were $2.83 and $2.64, respectively, for the six months ended June 30, 2013, compared to $2.74 and $2.41, respectively, for the corresponding period in 2012. Return on average assets for the three and six months ended June 30, 2013 was 1.29% and 1.30%, respectively, compared to 1.31% and 1.32% for the corresponding period in 2012, and return on average common equity for the three and six months ended June 30, 2013 was 14.65% and 15.09%, respectively, compared to 15.74% and 16.02% for the corresponding period in 2012.

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

Taxable-equivalent net interest income increased $4.6 million, or 19.7%, to $27.9 million for the three months ended June 30, 2013 compared to $23.3 million for the corresponding period in 2012, and increased $8.8 million, or 19.4%, to $54.2 million for the six months ended June 30, 2013 compared to $45.4 million for the corresponding period in 2012. This increase was primarily attributable to growth in average earning assets. The taxable-equivalent yield on interest-earning assets decreased to 4.38% for the three months ended June 30, 2013 from 4.47% for the corresponding period in 2012, and decreased to 4.39% for the six months ended June 30, 2013 from 4.45% for the corresponding period in 2012. The yield on loans for the three months ended June 30, 2013 was 4.58% compared to 4.99% for the corresponding period in 2012, and 4.61% compared to 5.01% for the six months ended June 30, 2013 and June 30, 2012, respectively. Loan fees included in the yield calculation decreased to $60,000 for the three months ended June 30, 2013 from $72,000 for the corresponding period in 2012, and decreased to $65,000 for the six months ended June 30, 2013 from $184,000 for the corresponding period in 2012. Net loan fees decreased due to the origination of fewer real estate construction loans. The cost of total interest-bearing liabilities decreased to 0.59% for the three months ended June 30, 2013 from 0.80% for the corresponding period in 2012, and to 0.62% for the six months ended June 30, 2013 from 0.82% for the corresponding period in 2012. Net interest margin for the three months ended June 30, 2013 was 3.93% compared to 3.85% for the corresponding period in 2012, and 3.92% for the six months ended June 30, 2013 compared to 3.81% for the corresponding period in 2012.

The following tables show, for the three and six months ended June 30, 2013 and June 30, 2012, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30, 2013 and 2012

(Dollar Amounts In Thousands)

	2013			2012
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,519,869	$28,787	4.58%	$1,962,367	$24,335	4.99%
Tax-exempt (2)	2,453	35	5.72	1,537	22	-
Mortgage loans held for sale	14,157	74	2.10	11,390	88	3.11
Investment securities:
Taxable	139,189	918	2.65	205,390	1,302	2.55
Tax-exempt (2)	115,428	1,215	4.22	99,705	1,176	4.74
Total investment securities (3)	254,617	2,133	3.36	305,095	2,478	3.27
Federal funds sold	21,303	14	0.26	89,511	42	0.19
Restricted equity securities	3,738	21	2.25	4,678	24	2.06
Interest-bearing balances with banks	30,083	18	0.24	55,208	34	0.25
Total interest-earning assets	$2,846,220	$31,082	4.38%	$2,429,786	$27,023	4.47%
Non-interest-earning assets:
Cash and due from banks	42,175			35,507
Net fixed assets and equipment	9,359			5,863
Allowance for loan losses, accrued interest and other assets	75,239			63,675
Total assets	$2,972,993			2,534,831

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$415,955	$291	0.28%	$342,814	$265	0.31%
Savings deposits	21,733	15	0.28	16,182	11	0.27
Money market accounts	1,123,605	1,285	0.46	994,751	1,408	0.57
Time deposits	402,733	1,193	1.19	400,100	1,343	1.35
Federal funds purchased	185,533	136	0.29	86,690	54	0.25
Other borrowings	19,920	294	5.92	33,838	668	7.94
Total interest-bearing liabilities	$2,169,479	$3,214	0.59%	$1,874,375	$3,749	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	539,228			442,590
Other liabilities	1,799			7,529
Stockholders' equity	255,837			202,741
Unrealized gains on securities and derivatives	6,650			7,596
Total liabilities and stockholders' equity	$2,972,993			$2,534,831
Net interest spread			3.79%			3.67%
Net interest margin			3.93%			3.85%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $60,000 and $72,000 are included in interest income in 2013 and 2012, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(3)	Unrealized gains of $10,230,000 and $11,687,000 are excluded from the yield calculation in 2013 and 2012, respectively.

	For the Three Months Ended June 30,
	2013 Compared to 2012
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$6,546	$(2,094)	$4,452
Tax-exempt	13	-	13
Mortgages held for sale	18	(32)	(14)
Debt securities:
Taxable	(432)	48	(384)
Tax-exempt	176	(137)	39
Total debt securities	(256)	(89)	(345)
Federal funds sold	(40)	12	(28)
Restricted equity securities	(5)	2	(3)
Interest-bearing balances with banks	(15)	(1)	(16)
Total interest-earning assets	6,261	(2,202)	4,059

Interest-bearing liabilities:
Interest-bearing demand deposits	54	(28)	26
Savings	4	-	4
Money market accounts	170	(293)	(123)
Time deposits	9	(159)	(150)
Federal funds purchased	72	10	82
Other borrowed funds	(231)	(143)	(374)
Total interest-bearing liabilities	78	(613)	(535)
Increase in net interest income	$6,183	$(1,589)	$4,594

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30, 2013 and 2012

(Dollar Amounts In Thousands)

	2013			2012
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,453,697	$56,047	4.61%	$1,910,060	$47,612	5.01%
Tax-exempt (2)	2,458	72	5.91	769	22	-
Mortgage loans held for sale	16,725	168	2.03	11,622	158	2.73
Investment securities:
Taxable	141,281	1,879	2.68	206,782	2,639	2.57
Tax-exempt (2)	112,524	2,411	4.32	96,538	2,308	4.81
Total investment securities (3)	253,805	4,290	3.41	303,320	4,947	3.28
Federal funds sold	22,406	26	0.23	94,606	95	0.20
Restricted equity securities	4,347	43	1.99	4,384	45	2.06
Interest-bearing balances with banks	32,381	38	0.24	70,328	87	0.25
Total interest-earning assets	$2,785,819	$60,684	4.39%	$2,395,089	$52,966	4.45%
Non-interest-earning assets:
Cash and due from banks	41,808			35,602
Net fixed assets and equipment	9,301			5,331
Allowance for loan losses, accrued interest and other assets	74,734			63,611
Total assets	$2,911,662			$2,499,633

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$414,951	$572	0.28%	$342,672	$534	0.31%
Savings deposits	21,910	30	0.28	15,974	22	0.28
Money market accounts	1,099,052	2,510	0.46	981,998	2,855	0.58
Time deposits	399,336	2,385	1.20	398,586	2,738	1.38
Federal funds purchased	161,491	221	0.28	79,636	99	-
Other borrowings	23,660	760	6.48	34,655	1,334	7.74
Total interest-bearing liabilities	$2,120,400	$6,478	0.62%	$1,853,521	$7,582	0.82%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	531,491			433,769
Other liabilites	9,395			6,590
Stockholders' equity	243,509			198,303
Unrealized gains on securities and derivatives	6,868			7,450
Total liabilities and stockholders' equity	$2,911,662			$2,499,633
Net interest spread			3.78%			3.62%
Net interest margin			3.92%			3.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $65,000 and $184,000 are included in interest income in 2013 and 2012, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $10,566,000 and $11,710,000 are excluded from the yield calculation in 2013 and 2012, respectively.

	For the Six Months Ended June 30,
	2013 Compared to 2012
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$12,558	$(4,123)	$8,435
Tax-exempt	49	1	50
Mortgages held for sale	58	(48)	10
Taxable	(873)	113	(760)
Tax-exempt	353	(250)	103
Total Debt securities	(520)	(137)	(657)
Federal funds sold	(82)	13	(69)
Restricted equity securities	-	(2)	(2)
Interest-bearing balances with banks	(45)	(4)	(49)
Total interest-earning assets	12,018	(4,300)	7,718

Interest-bearing liabilities:
Interest-bearing demand deposits	103	(65)	38
Savings	8	-	8
Money market accounts	310	(655)	(345)
Time deposits	5	(358)	(353)
Federal funds purchased	111	11	122
Other borrowed funds	(379)	(195)	(574)
Total interest-bearing liabilities	158	(1,262)	(1,104)
Increase in net interest income	$11,860	$(3,038)	$8,822

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2013, total loans rated Special Mention, Substandard, and Doubtful were $114.5 million, or 4.4% of total loans, compared to $100.7 million, or 4.3% of total loans, at December 31, 2012. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3.3 million for the three months ended June 30, 2013, an increase of $251,000 from $3.1 million for the three months ended June 30, 2012. The provision for loan losses was $7.6 million for the six months ended June 30, 2013, a $2.2 million increase, compared to $5.5 million for the six months ended June 30, 2012. The increase in provision for loan loss for the three and six-month periods ended June 30, 2013 was primarily due to an increase in net charge-offs compared to recent historical levels plus the year-to-date growth in the loan portfolio of 9.6% (19.2% annualized). Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans increased to $15.0 million, or 0.58% of total loans, at June 30, 2013 from $10.4 million, or 0.44% of total loans, at December 31, 2012, and were also higher than $12.1 million, or 0.60% of total loans, at June 30, 2012. Impaired loans increased to $46.3 million, or 1.8% of total loans, at June 30, 2013, compared to $37.4 million, or 1.6% of total loans, at December 31, 2012. Loans to one large residential builder totaling $13.5 million were placed on nonaccrual status during the first quarter 2013. The allowance for loan losses totaled $28.8 million, or 1.11% of total loans, net of unearned income, at June 30, 2013, compared to $26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012 and $23.2 million, or 1.15% of loans, net of unearned income, at June 30, 2012.

Noninterest Income

Noninterest income totaled $2.6 million for the three months ended June 30, 2013, an increase of $145,000, or 6.0%, compared to the corresponding period in 2012, and totaled $5.4 million for the six months ended June 30, 2013, an increase of $673,000, or 14.3%, compared to the corresponding period in 2012. Service charges on deposit accounts increased to $806,000 for the three months ended June 30, 2013 compared to $719,000 for the same period in 2012, and increased to $1.6 million for the six months ended June 30, 2013 compared to $1.3 million for the same period in 2012. Income from credit cards increased to $347,000 for the three months ended June 30, 2013 from $259,000 for the same period in 2012, and increased to $636,000 for the six months ended June 30, 2013 compared to $481,000 for the same period in 2012. We continue to aggressively expand our credit card products, and have begun to sell credit card services through our respondent banks. We purchased additional life insurance contracts in September 2012, which lead to the increase in the cash surrender value of life insurance from $385,000 for the three months ended June 30, 2012 to $485,000 for the three months ended June 30, 2013, and from $775,000 for the six months ended June 30, 2012 to $955,000 for the six months ended June 30, 2013. Income from mortgage banking for the three months ended June 30, 2013 was $787,000, down from $879,000 for the same period in 2012, and for the six months ended June 30, 2013 was $1.8 million, compared to approximately the same amount for the same period in 2012. Recent fluctuations in market rates for mortgages have resulted in a lower number of refinancings of existing mortgages.

Noninterest Expense

Noninterest expense totaled $12.4 million for the three months ended June 30, 2013, an increase of $2.5 million, or 25.3%, compared to $9.9 million in 2012, and totaled $23.1 million for the six months ended June 30, 2013, an increase of $4.2 million, or 22.2%, compared to $18.9 million for the corresponding period in 2012.

Details of expenses are as follows:

•	Salary and benefit expense increased $1.8 million, or 34.6%, to $7.1 million for the three months ended June 30, 2013 from $5.2 million for the corresponding period in 2012, and increased $2.3 million, or 22.1%, to $12.7 million for the six months ended June 30, 2013 from $10.4 million for the corresponding period in 2012. We had 265 full-time equivalent employees at June 30, 2013 compared to 220 at June 30, 2012, a 20.5% increase. Most of this increase in number of employees was due to our continued expansion in Pensacola, Florida, and our recent entry into the Mobile, Alabama and Nashville, Tennessee markets. We also have hired support staff as a result of continued expansion and growth in our core business lines.

•	Equipment and occupancy expense increased $508,000, or 50.0%, to $1.5 million for the three months ended June 30, 2013 from $1.0 million for the corresponding period in 2012 and increased $684,000, or 36.8%, to $2.6 million for the six months ended June 30, 2013 from $1.9 million for the corresponding period in 2012. This increase in occupancy expense is largely the result of our expansion into the Mobile, Alabama and Nashville, Tennessee markets. We also leased additional office space adjacent to our Birmingham, Alabama headquarters building in which to house operations staff.

•	Professional service expense increased $119,000, or 38.9%, to $425,000 for the three months ended June 30, 2013 from $306,000 for the corresponding period in 2012 and increased $248,000, or 38.9%, to $886,000 for the six months ended June 30, 2013 from $638,000 for the corresponding period in 2012. These increases are the result of legal expenses, consulting fees and temporary employee costs related to corporate transactions and projects to improve our operating efficiencies in support areas of the Bank.

•	Expenses related to OREO decreased $332,000 to $204,000 for the three months ended June 30, 2013, from $536,000 for the corresponding period in 2012, and decreased $79,000 to $594,000 for the six months ended June 30, 2013 from $673,000 for the corresponding period in 2012. OREO expenses were lower as a result of fewer write-downs in value, which declined from $370,000 for the three months ended June 30, 2012 to $116,000 for the three months ended June 30, 2013, and from $420,000 for the six months ended June 30, 2012 to $402,000 for the six months ended June 30, 2013.

•	Other operating expenses increased $304,000 to $2.8 million for the three months ended June 30, 2013 compared to the same period in 2012, and increased $911,000 to $5.5 million for the six months ended June 30, 2013 compared to the same period in 2012. These increases are the result of increases in loan expenses, consumer use taxes, postage and supplies, and communications expenses. All of these increases generally relate to our expansion and growth. We settled a lawsuit with a client during the second quarter 2013 for $100,000.

Income Tax Expense

Income tax expense was $4.7 million for the three months ended June 30, 2013 versus $4.0 million for the same period in 2012, and was $9.1 million for the six months ended June 30, 2013 versus $8.4 million for the corresponding period in 2012. Our effective tax rate for the three and six months ended June 30, 2013 was 32.49% and 32.39%, respectively, compared to 32.57% and 33.51%, respectively, for the corresponding periods in 2012. Our primary permanent differences are related to tax exempt income on securities and incentive stock option expenses.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2013. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: July 31, 2013	By	/s/ Thomas A. Broughton III

Thomas A. Broughton III

President and Chief Executive Officer

Date: July 31, 2013	By	/s/ William M. Foshee

William M. Foshee

Chief Financial Officer

