Form 10-Q
period 2013-09-30
ServisFirst Bancshares, Inc.
filed 2013-10-30
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 29, 2013
Common stock, $.001 par value	7,076,347

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

EX-31.01	SECTION 302 CERTIFICATION OF THE CEO
EX-31.02	SECTION 302 CERTIFICATION OF THE CFO
EX-32.01	SECTION 906 CERTIFICATION OF THE CEO
EX-32.02	SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$71,833	$58,031
Interest-bearing balances due from depository institutions	185,657	119,423
Federal funds sold	7,923	3,291
Cash and cash equivalents	265,413	180,745
Available for sale debt securities, at fair value	256,385	233,877
Held to maturity debt securities (fair value of $32,671 and $27,350 at September 30, 2013 and December 31, 2012, respectively)	33,130	25,967
Restricted equity securities	3,738	3,941
Mortgage loans held for sale	11,592	25,826
Loans	2,731,973	2,363,182
Less allowance for loan losses	(28,927)	(26,258)
Loans, net	2,703,046	2,336,924
Premises and equipment, net	8,518	8,847
Accrued interest and dividends receivable	9,604	9,158
Deferred tax assets	9,160	7,386
Other real estate owned and repossessed assets	14,258	9,873
Bank owned life insurance contracts	68,460	57,014
Other assets	12,849	6,756
Total assets	$3,396,153	$2,906,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$635,153	$545,174
Interest-bearing	2,284,064	1,966,398
Total deposits	2,919,217	2,511,572
Federal funds purchased	170,090	117,065
Other borrowings	19,932	19,917
Trust preferred securities	-	15,050
Accrued interest and dividends payable	4,553	942
Other liabilities	6,061	8,511
Total liabilities	3,119,853	2,673,057
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at September 30, 2013 and at December 31, 2012	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 15,000,000 shares authorized; 7,076,347 shares issued and outstanding at September 30, 2013 and 6,268,812 shares issued and outstanding at December 31, 2012	7	6
Additional paid-in capital	113,441	93,505
Retained earnings	118,391	92,492
Accumulated other comprehensive income	4,503	7,296
Total stockholders' equity	276,300	233,257
Total liabilities and stockholders' equity	$3,396,153	$2,906,314

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$30,475	$25,609	$86,667	$73,372
Taxable securities	980	1,189	2,851	3,828
Nontaxable securities	858	827	2,537	2,423
Federal funds sold	44	50	77	145
Other interest and dividends	142	68	224	200
Total interest income	32,499	27,743	92,356	79,968
Interest expense:
Deposits	3,131	3,079	8,628	9,229
Borrowed funds	403	616	1,381	2,048
Total interest expense	3,534	3,695	10,009	11,277
Net interest income	28,965	24,048	82,347	68,691
Provision for loan losses	3,034	1,185	10,652	6,651
Net interest income after provision for loan losses	25,931	22,863	71,695	62,040
Noninterest income:
Service charges on deposit accounts	823	666	2,391	1,986
Mortgage banking	402	865	2,154	2,701
Securities gains	-	-	131	-
Increase in cash surrender value life insurance	491	386	1,446	1,161
Other operating income	553	443	1,517	1,209
Total noninterest income	2,269	2,360	7,639	7,057
Noninterest expenses:
Salaries and employee benefits	7,048	5,697	19,783	16,110
Equipment and occupancy expense	1,272	988	3,852	2,884
Professional services	443	322	1,329	960
FDIC and other regulatory assessments	405	409	1,263	1,155
OREO expense	357	1,159	951	1,832
Other operating expenses	2,542	2,696	8,013	7,256
Total noninterest expenses	12,067	11,271	35,191	30,197
Income before income taxes	16,133	13,952	44,143	38,900
Provision for income taxes	5,321	4,650	14,394	13,011
Net income	10,812	9,302	29,749	25,889
Preferred stock dividends	100	100	300	300
Net income available to common stockholders	$10,712	$9,202	$29,449	$25,589

Basic earnings per common share	$1.53	$1.53	$4.35	$4.28

Diluted earnings per common share	$1.46	$1.35	$4.10	$3.75

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$10,812	$9,302	$29,749	$25,889
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $199 and $(1,458) for the three and nine months ended September 30, 2013, respectively, and $348 and $525 for the three and nine months ended September 30, 2012, respectively	369	646	(2,708)	1,316
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $46 for the nine months ended September 30, 2013	-	-	(85)	-
Other comprehensive income (loss), net of tax	369	646	(2,793)	1,316
Comprehensive income	$11,181	$9,948	$26,956	$27,205

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$233,257
Dividends paid	-	-	-	(12)	-	(12)
Dividends declared	-	-	-	(3,538)	-	(3,538)
Preferred dividends paid	-	-	-	(300)	-	(300)
Exercise 113,500 stock options and warrants, including tax benefit of $243	-	-	2,632	-	-	2,632
Issuance of 600,000 shares upon mandatory conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	15,000
Common stock issued	-	-	1,416	-	-	1,416
Other comprehensive income	-	-	-	-	(2,793)	(2,793)
Stock-based compensation expense	-	-	889	-	-	889
Net income	-	-	-	29,749	-	29,749
Balance, September 30, 2013	39,958	7	113,441	118,391	4,503	276,300

Balance, December 31, 2011	39,958	6	87,805	61,581	6,942	196,292
Preferred dividends paid	-	-	-	(300)	-	(300)
Exercise 74,036 stock options and warrants, including tax benefit of $127	-	-	1,021	-	-	1,021
Other comprehensive income	-	-	-	-	1,316	1,316
Stock-based compensation expense	-	-	788	-	-	788
Net income	-	-	-	25,889	-	25,889
Balance, September 30, 2012	39,958	6	89,614	87,170	8,258	225,006

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands) (Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income	$29,749	$25,889
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(270)	(1,602)
Provision for loan losses	10,652	6,651
Depreciation and amortization	1,356	911
Net amortization of investments	712	789
Market value adjustment of interest rate cap	-	9
Increase in accrued interest and dividends receivable	(446)	(996)
Stock-based compensation expense	889	788
Increase (decrease) in accrued interest payable	73	(78)
Proceeds from sale of mortgage loans held for sale	159,266	176,753
Originations of mortgage loans held for sale	(143,523)	(184,706)
Gain on sale of securities available for sale	(131)	-
Gain on sale of mortgage loans held for sale	(2,199)	(2,746)
Net loss on sale of other real estate owned	135	88
Write down of other real estate owned	402	1,424
Decrease in special prepaid FDIC insurance assessments	2,498	972
Increase in cash surrender value of life insurance contracts	(1,446)	(1,161)
Excess tax benefits from exercise of warrants	(248)	-
Net change in other assets, liabilities, and other operating activities	(3,186)	(401)
Net cash provided by operating activities	54,283	22,584
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(66,120)	(34,040)
Proceeds from maturities, calls and paydowns of securities available for sale	38,734	92,021
Purchase of securities held to maturity	(10,668)	(6,005)
Proceeds from maturities, calls and paydowns of securities held to maturity	3,505	423
Increase in loans	(386,247)	(335,877)
Purchase of premises and equipment	(1,027)	(2,195)
Purchase of restricted equity securities	-	(787)
Purchase of bank-owned life insurance contracts	(10,000)	-
Proceeds from sale of restricted equity securities	203	347
Proceeds from sale of other real estate owned and repossessions	5,258	2,534
Investment in tax credit partnerships	(7,907)	-
Net cash used in investing activities	(434,269)	(283,579)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	89,979	94,152
Net increase in interest-bearing deposits	317,666	171,482
Net increase in federal funds purchased	53,025	12,052
Proceeds from sale of common stock, net	1,416	-
Proceeds from exercise of stock options and warrants	2,632	1,021
Excess tax benefits from exercise of warrants	248	-
Repayment of other borrowings	-	(5,000)
Dividends paid on common stock	(12)	-
Dividends paid on preferred stock	(300)	(300)
Net cash provided by financing activities	464,654	273,407
Net increase in cash and cash equivalents	84,668	12,412
Cash and cash equivalents at beginning of year	180,745	242,933
Cash and cash equivalents at end of year	$265,413	$255,345
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$9,936	$11,355
Income taxes	15,488	12,203
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$15,000	$-
Transfers of loans from held for sale to held for investment	690	-
Other real estate acquired in settlement of loans	10,163	1,436
Internally financed sales of other real estate owned	-	$24
Dividends declared	3,538	-

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	7,019,069	6,005,242	6,768,678	5,977,590
Net income available to common stockholders	$10,712	$9,202	$29,449	$25,589
Basic earnings per common share	$1.53	$1.53	$4.35	$4.28

Weighted average common shares outstanding	7,019,069	6,005,242	6,768,678	5,977,590
Dilutive effects of assumed conversions and exercise of stock options and warrants	302,842	942,187	437,840	954,088
Weighted average common and dilutive potential common shares outstanding	7,321,911	6,947,429	7,206,518	6,931,678
Net income available to common stockholders	$10,712	$9,202	$29,449	$25,589
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	-	143	-	426
Net income available to common stockholders, adjusted for effect of debt conversion	$10,712	$9,345	$29,449	$26,015
Diluted earnings per common share	$1.46	$1.35	$4.10	$3.75

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$27,762	$844	$-	$28,606
Mortgage-backed securities	82,347	3,130	(67)	85,410
State and municipal securities	123,631	3,639	(725)	126,545
Corporate debt	15,717	132	(25)	15,824
Total	249,457	7,745	(817)	256,385
Securities Held to Maturity
Mortgage-backed securities	27,587	369	(1,073)	26,883
State and municipal securities	5,543	245	-	5,788
Total	$33,130	$614	$(1,073)	$32,671

December 31, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$27,360	$1,026	$-	$28,386
Mortgage-backed securities	69,298	4,168	-	73,466
State and municipal securities	112,319	5,941	(83)	118,177
Corporate debt	13,677	210	(39)	13,848
Total	222,654	11,345	(122)	233,877
Securities Held to Maturity
Mortgage-backed securities	20,429	768	(40)	21,157
State and municipal securities	5,538	655	-	6,193
Total	$25,967	$1,423	$(40)	$27,350

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2013 and December 31, 2012, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2013, one of the Company’s 647 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2013
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(1,140)	25,668	-	-	(1,140)	25,668
State and municipal securities	(723)	32,803	(2)	175	(725)	32,978
Corporate debt	(25)	5,959	-	-	(25)	5,959
Total	$(1,888)	$64,430	$(2)	$175	$(1,890)	$64,605

December 31, 2012
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(40)	4,439	-	-	(40)	4,439
State and municipal securities	(83)	8,801	-	166	(83)	8,967
Corporate debt	(39)	4,882	-	-	(39)	4,882
Total	$(162)	$18,122	$-	$166	$(162)	$18,288

NOTE 5 – LOANS

The following table details the company’s loans at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,222,953	$1,030,990
Real estate - construction	156,595	158,361
Real estate - mortgage:
Owner-occupied commercial	667,401	568,041
1-4 family mortgage	262,144	235,909
Other mortgage	379,490	323,599
Subtotal: Real estate - mortgage	1,309,035	1,127,549
Consumer	43,390	46,282
Total Loans	2,731,973	2,363,182
Less: Allowance for loan losses	(28,927)	(26,258)
Net Loans	$2,703,046	$2,336,924

Commercial, financial and agricultural	44.76%	43.63%
Real estate - construction	5.73%	6.70%
Real estate - mortgage:
Owner-occupied commercial	24.43%	24.04%
1-4 family mortgage	9.60%	9.98%
Other mortgage	13.89%	13.69%
Subtotal: Real estate - mortgage	47.92%	47.71%
Consumer	1.59%	1.96%
Total Loans	100.00%	100.00%

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

Loans by credit quality indicator as of September 30, 2013 and December 31, 2012 were as follows:

		Special
September 30, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,183,674	$33,412	$5,867	$-	$1,222,953
Real estate - construction	142,093	3,492	11,010	-	156,595
Real estate - mortgage:
Owner-occupied commercial	653,524	9,463	4,414	-	667,401
1-4 family mortgage	248,425	1,393	12,326	-	262,144
Other mortgage	365,911	9,788	3,791	-	379,490
Total real estate mortgage	1,267,860	20,644	20,531	-	1,309,035
Consumer	42,615	51	724	-	43,390
Total	$2,636,242	$57,599	$38,132	$-	$2,731,973

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,004,043	$19,172	$7,775	$-	$1,030,990
Real estate - construction	121,168	22,771	14,422	-	158,361
Real estate - mortgage:
Owner-occupied commercial	555,536	4,142	8,363	-	568,041
1-4 family mortgage	223,152	6,379	6,378	-	235,909
Other mortgage	312,473	6,674	4,452	-	323,599
Total real estate mortgage	1,091,161	17,195	19,193	-	1,127,549
Consumer	46,076	71	135	-	46,282
Total	$2,262,448	$59,209	$41,525	$-	$2,363,182

  Loans by performance status as of September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$1,222,110	$843	$1,222,953
Real estate - construction	152,037	4,558	156,595
Real estate - mortgage:
Owner-occupied commercial	663,709	3,692	667,401
1-4 family mortgage	262,144	-	262,144
Other mortgage	379,253	237	379,490
Total real estate mortgage	1,305,106	3,929	1,309,035
Consumer	43,324	66	43,390
Total	$2,722,577	$9,396	$2,731,973

December 31, 2012	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$1,030,714	$276	$1,030,990
Real estate - construction	151,901	6,460	158,361
Real estate - mortgage:
Owner-occupied commercial	565,255	2,786	568,041
1-4 family mortgage	235,456	453	235,909
Other mortgage	323,359	240	323,599
Total real estate mortgage	1,124,070	3,479	1,127,549
Consumer	46,139	143	46,282
Total	$2,352,824	$10,358	$2,363,182

Loans by past due status as of September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$82	$971	$-	$1,053	$843	$1,221,057	$1,222,953
Real estate - construction	-	1,510	-	1,510	4,558	150,527	156,595
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	3,692	663,709	667,401
1-4 family mortgage	349	5,148	-	5,497	-	256,647	262,144
Other mortgage	-	-	-	-	237	379,253	379,490
Total real estate - mortgage	349	5,148	-	5,497	3,929	1,299,609	1,309,035
Consumer	56	-	-	56	66	43,268	43,390
Total	$487	$7,629	$-	$8,116	$9,396	$2,714,461	$2,731,973

December 31, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,699	$385	$-	$2,084	$276	$1,028,630	$1,030,990
Real estate - construction	-	-	-	-	6,460	151,901	158,361
Real estate - mortgage:
Owner-occupied commercial	1,480	10	-	1,490	2,786	563,765	568,041
1-4 family mortgage	420	16	-	436	453	235,020	235,909
Other mortgage	516	-	-	516	240	322,843	323,599
Total real estate - mortgage	2,416	26	-	2,442	3,479	1,121,628	1,127,549
Consumer	108	-	8	116	135	46,031	46,282
Total	$4,223	$411	$8	$4,642	$10,350	$2,348,190	$2,363,182

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of September 30, 2013 and December 31, 2012. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Three Months Ended September 30, 2013
Allowance for loan losses:
Balance at June 30, 2013	$11,140	$5,453	$6,039	$224	$5,901	$28,757
Charge-offs	(849)	(394)	(1,746)	(42)	-	(3,031)
Recoveries	13	124	24	6	-	167
Provision	739	307	1,078	563	347	3,034
Balance at September 30, 2013	$11,043	$5,490	$5,395	$751	$6,248	$28,927

	Three Months Ended September 30, 2012
Allowance for loan losses:
Balance at June 30, 2012	$6,511	$7,582	$3,640	$285	$5,221	$23,239
Charge-offs	(349)	(16)	(30)	(79)	-	(474)
Recoveries	24	47	582	1	-	654
Provision	1,090	(1,560)	615	96	944	1,185
Balance at September 30, 2012	$7,276	$6,053	$4,807	$303	$6,165	$24,604

	Nine Months Ended September 30, 2013
Allowance for loan losses:
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258
Charge-offs	(1,838)	(4,271)	(2,016)	(172)	-	(8,297)
Recoveries	50	226	28	10	-	314
Provision	4,598	3,024	2,471	714	(155)	10,652
Balance at September 30, 2013	$11,043	$5,490	$5,395	$751	$6,248	$28,927

	Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Charge-offs	(898)	(2,935)	(311)	(707)	-	(4,851)
Recoveries	124	55	588	7	-	774
Provision	1,423	2,391	1,235	472	1,130	6,651
Balance at September 30, 2012	$7,276	$6,053	$4,807	$303	$6,165	$24,604

	As of September 30, 2013
Allowance for loan losses:
Individually Evaluated for Impairment	$1,817	$1,363	$1,576	$592	$-	$5,348
Collectively Evaluated for Impairment	9,226	4,127	3,819	159	6,248	23,579

Loans:
Ending Balance	$1,222,953	$156,595	$1,309,035	$43,390	$-	$2,731,973
Individually Evaluated for Impairment	4,048	11,010	20,475	608	-	36,141
Collectively Evaluated for Impairment	1,218,905	145,585	1,288,560	42,782	-	2,695,832

	As of December 31, 2012
Allowance for loan losses:
Individually Evaluated for Impairment	$577	$1,013	$1,921	$-	$-	$3,511
Collectively Evaluated for Impairment	7,656	5,498	2,991	199	6,403	22,747

Loans:
Ending Balance	$1,030,990	$158,361	$1,127,549	$46,282	$-	$2,363,182
Individually Evaluated for Impairment	3,910	14,422	18,927	135	-	37,394
Collectively Evaluated for Impairment	1,027,080	143,939	1,108,622	46,147	-	2,325,788

The following table presents details of the Company’s impaired loans as of September 30, 2013 and December 31, 2012, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2013			2013		2013
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$856	$876	$-	$875	$11	$875	$33
Real estate - construction	5,217	6,135	-	4,847	35	4,201	113
Real estate - mortgage:
Owner-occupied commercial	2,792	2,918	-	2,884	8	2,923	51
1-4 family mortgage	1,349	1,349	-	1,350	15	1,352	45
Other mortgage	3,500	3,599	-	3,963	46	4,147	150
Total real estate - mortgage	7,641	7,866	-	8,197	69	8,422	246
Consumer	16	16	-	17	-	20	1
Total with no allowance recorded	13,730	14,893	-	13,936	115	13,518	393

With an allowance recorded:
Commercial, financial and agricultural	3,192	3,632	1,817	3,622	21	3,573	106
Real estate - construction	5,793	5,793	1,363	5,572	41	5,309	126
Real estate - mortgage:
Owner-occupied commercial	1,566	1,566	527	1,571	(16)	1,582	19
1-4 family mortgage	10,977	10,977	973	10,804	111	10,968	268
Other mortgage	291	291	76	293	5	298	15
Total real estate - mortgage	12,834	12,834	1,576	12,668	100	12,848	302
Consumer	592	592	592	593	8	698	30
Total with allowance recorded	22,411	22,851	5,348	22,455	170	22,428	564

Total Impaired Loans:
Commercial, financial and agricultural	4,048	4,508	1,817	4,497	32	4,448	139
Real estate - construction	11,010	11,928	1,363	10,419	76	9,510	239
Real estate - mortgage:
Owner-occupied commercial	4,358	4,484	527	4,455	(8)	4,505	70
1-4 family mortgage	12,326	12,326	973	12,154	126	12,320	313
Other mortgage	3,791	3,890	76	4,256	51	4,445	165
Total real estate - mortgage	20,475	20,700	1,576	20,865	169	21,270	548
Consumer	608	608	592	610	8	718	31
Total impaired loans	$36,141	$37,744	$5,348	$36,391	$285	$35,946	$957

	December 31, 2012
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,602	$2,856	$-	$2,313	$105
Real estate - construction	6,872	7,894	-	7,631	188
Owner-occupied commercial	5,111	5,361	-	5,411	145
1-4 family mortgage	2,166	2,388	-	2,177	108
Other mortgage	4,151	4,249	-	4,206	275
Total real estate - mortgage	11,428	11,998	-	11,794	528
Consumer	135	344	-	296	6
Total with no allowance recorded	21,037	23,092	-	22,034	827

With an allowance recorded:
Commercial, financial and agricultural	1,308	1,308	577	1,325	90
Real estate - construction	7,550	8,137	1,013	6,961	154
Real estate - mortgage:
Owner-occupied commercial	3,195	3,195	779	3,277	77
1-4 family mortgage	4,002	4,002	1,007	4,001	139
Other mortgage	302	302	135	307	20
Total real estate - mortgage	7,499	7,499	1,921	7,585	236
Total with allowance recorded	16,357	16,944	3,511	15,871	480

Total Impaired Loans:
Commercial, financial and agricultural	3,910	4,164	577	3,638	195
Real estate - construction	14,422	16,031	1,013	14,592	342
Real estate - mortgage:
Owner-occupied commercial	8,306	8,556	779	8,688	222
1-4 family mortgage	6,168	6,390	1,007	6,178	247
Other mortgage	4,453	4,551	135	4,513	295
Total real estate - mortgage	18,927	19,497	1,921	19,379	764
Consumer	135	344	-	296	6
Total impaired loans	$37,394	$40,036	$3,511	$37,905	$1,307

Troubled Debt Restructurings (“TDR”) at September 30, 2013, December 31, 2012 and September 30, 2012 totaled $8.4 million, $12.3 million and $12.0 million, respectively. At September 30, 2013, the Company had a related allowance for loan losses of $0.8 million allocated to these TDRs, compared to $1.4 million at December 31, 2012 and $1.4 million at September 30, 2012. During the third quarter 2013, the Company had three TDR loans to one borrower in the amount of $3.1 million enter into payment default status. Two of these loans were fully charged-off and a partial charge-off was taken on the remaining loan for a total charge-off of $0.9 million, leaving a balance of $2.2 million on the TDR at September 30, 2013. All other loans classified as TDRs as of September 30, 2013 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of September 30, 2013 and September 30, 2012.

	September 30, 2013			September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,017	$1,017	2	$1,216	$1,216
Real estate - construction	-	-	-	15	2,899	2,899
Real estate - mortgage:
Owner-occupied commercial	1	3,121	2,200	6	5,907	5,907
1-4 family mortgage	1	4,925	4,925	5	1,709	1,709
Other mortgage	1	291	291	1	304	304
Total real estate - mortgage	3	8,337	7,416	12	7,920	7,920
Consumer	-	-	-	-	-	-
	5	$9,354	$8,433	29	$12,035	$12,035

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and agricultural	-	$-	-	$-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	2,200	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	1	2,200	-	-
Consumer	-	-	-	-
	1	$2,200	-	$-

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2013, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $308,000 and $889,000 for the three and nine months ended September 30, 2013 and $266,000 and $788,000 for the three and nine months ended September 30, 2012.

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

	2013	2012
Expected volatility	18.50%	19.88%
Expected term (in years)	7.5 years	6 years
Risk-free rate	1.39%	1.03%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 and September 30, 2012 was $8.03 and $6.52, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2013 and September 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2013:
Outstanding at January 1, 2013	816,500	$20.87	5.8	$9,905
Granted	25,000	33.00	9.5
Exercised	(43,000)	14.42	2.8	1,054
Forfeited	(3,000)	20.00	4.2	65
Outstanding at September 30, 2013	795,500	21.60	5.3	$15,828

Exercisable at September 30, 2013	517,744	$15.30	3.1	$13,563

Nine Months Ended September 30, 2012:
Outstanding at January 1, 2012	1,073,800	$18.33	6.0	$12,508
Granted	41,500	30.00	9.5
Exercised	(54,036)	11.07	3.3	1,023
Forfeited	(12,500)	25.60	5.6	55
Outstanding at September 30, 2012	1,048,764	19.11	5.8	$11,440

Exercisable at September 30, 2012	443,589	$13.40	3.7	$7,363

As of September 30, 2013, there was $1,448,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.4 years.

Restricted Stock

The Company has awarded 71,000 shares of restricted stock, of which 16,000 shares are vested. The value of restricted stock awards is determined to be the current value of the Company’s stock at the grant date, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of September 30, 2013, there was $1,288,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 3.4 years of the restricted stock’s vesting period.

NOTE 7 - DERIVATIVES

During 2008, the Company entered into an interest rate swap (“swap”) to facilitate the financing needs of a single customer. Upon entering into the swap, the Company entered into an offsetting position with a regional correspondent bank in order to minimize the risk to the Company. As of September 30, 2013, the notional amount of the swap with this customer was approximately $4.5 million while the notional amount of the swap with the correspondent bank was also approximately $4.5 million. The swap qualifies as a derivative, but is not designated as a hedging instrument. The Company has recorded the value of the swap at $194,000 in offsetting entries in other assets and other liabilities.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2013 and December 31, 2012 were not material.

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

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury and London Interbank Offered Rate.  The ASU also amends previous rules by removing the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate.  The amendments in this ASU were effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company has adopted this update, but such adoption had no impact on its financial position or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,301,000 and $7,983,000 during the three and nine months ended September 30, 2013, respectively, and $1,246,000 and $4,946,000 during the three and nine months ended September 30, 2012, respectively.

Other Real Estate Owned. Other real estate owned (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A net loss on the sale and write-downs of OREO of $302,000 and $813,000 was recognized for the three and nine months ended September 30, 2013, respectively. A net loss on the sale and write-downs of OREO of $933,000 and $1,416,000 was recognized during the three and nine months ended September 30, 2012, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$28,606	$-	$28,606
Mortgage-backed securities	-	85,410	-	85,410
State and municipal securities	-	126,545	-	126,545
Corporate debt	-	15,824	-	15,824
Interest rate swap agreements	-	194	-	194
Total assets at fair value	$-	$256,579	$-	$256,579

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$194	$-	$194

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$28,386	$-	$28,386
Mortgage-backed securities	-	73,466	-	73,466
State and municipal securities	-	118,177	-	118,177
Corporate debt	-	13,848	-	13,848
Interest rate swap agreements	-	389	-	389
Total assets at fair value	-	234,266	-	234,266

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$389	$-	$389

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$30,793	$30,793
Other real estate owned and repossessed assets	-	-	14,258	14,258
Total assets at fair value	$-	$-	$45,051	$45,051

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$33,883	$33,883
Other real estate owned	-	-	9,873	9,873
Total assets at fair value	$-	$-	$43,756	$43,756

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are presented in the following table.

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Investment securities available for sale	$249,457	$256,385	$233,877	$233,877
Investment securities held to maturity	33,130	32,671	25,967	27,350
Restricted equity securities	3,738	3,738	3,941	3,941
Mortgage loans held for sale	11,592	11,592	25,826	25,826
Bank owned life insurance contracts	68,460	68,460	57,014	57,014
Derivative	194	194	389	389

Level 3 inputs:
Loans, net	2,703,046	2,705,685	2,336,924	2,327,780

Financial Liabilities:
Level 2 inputs:
Deposits	2,919,217	2,921,406	2,511,572	2,516,320
Federal funds purchased	170,090	170,090	117,065	117,065
Other borrowings	19,932	19,932	19,917	19,917
Subordinated debentures	-	-	15,050	15,050
Derivative	194	194	389	389

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2013, and events which occurred subsequent to September 30, 2013 but were not recognized in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and September 30, 2012.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including:

•	general economic conditions, especially in the credit markets and in the Southeast;
•	the performance of the capital markets;
•	changes in interest rates, yield curves and interest rate spread relationships;

•	changes in accounting and tax principles, policies or guidelines;
•	changes in legislation or regulatory requirements;
•	changes in our loan portfolio and the deposit base;
•	possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives;
•	the cost and other effects of legal and administrative cases and similar contingencies;
•	possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral;
•	the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and
•	increased competition from both banks and non-banks.

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

Overview

As of September 30, 2013, we had consolidated total assets of $3.4 billion, an increase of $0.5 billion, or 17.2%, from $2.9 billion at December 31, 2012. Total loans were $2.7 billion at September 30, 2013, up $0.3 billion, or 12.5%, from $2.4 billion at December 31, 2012. Total deposits were $2.9 billion at September 30, 2013, an increase of $0.4 billion, or 16.0%, from $2.5 billion at December 31, 2012.

Net income available to common stockholders for the quarter ended September 30, 2013 was $10.7 million, an increase of $1.5 million, or 16.3%, from $9.2 million for the quarter ended September 30, 2012. Basic and diluted earnings per common share were $1.53 and $1.46, respectively, for the three months ended September 30, 2013, compared to $1.53 and $1.35, respectively, for the corresponding period in 2012.

Net income available to common stockholders for the nine months ended September 30, 2013 was $29.4 million, an increase of $3.8 million, or 14.8%, from $25.6 million for the nine months ended September 30, 2012. Basic and diluted earnings per common share were $4.35 and $4.10, respectively, for the nine months ended September 30, 2013, compared to $4.28 and $3.75, respectively, for the corresponding period in 2012.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2013, we had $7.9 million in federal funds sold, compared to $3.3 million at December 31, 2012. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2013, we had $182.2 million in balances at the Federal Reserve, compared to $115.7 million at December 31, 2012.

Debt Securities

Debt securities available for sale totaled $256.4 million at September 30, 2013 and $233.9 million at December 31, 2012. Debt securities held to maturity totaled $33.1 million at September 30, 2013 and $26.0 million at December 31, 2012. Paydowns of $20.8 million in mortgage-backed securities, and $11.5 million in maturities and calls of government agency securities were replaced with purchases of $41.9 million of mortgage-backed securities and $12.8 million of tax-exempt municipal securities during the first nine months of 2013. Also during this period, we sold $4.1 million in corporate securities, recognizing a gain of $131,000, and replaced them with the purchase of $6.0 million in corporate securities.

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, no declines are deemed to be other than temporary. We will continue to evaluate our debt securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

The following table shows the amortized cost of our debt securities by their stated maturity at September 30, 2013:

	Less Than	One Year to	Five Years to	More Than
	One Year	Five Years	Ten Years	Ten Years	Total
	(In Thousands)
U.S. Treasury and government sponsored agencies	$58	$19,706	$7,998	$-	$27,762
Mortgage-backed securities	120	78,017	31,798	-	109,935
State and municipal securities	5,438	65,081	51,625	7,030	129,174
Corporate debt	-	9,733	5,984	-	15,717
Total	$5,616	$172,537	$97,405	$7,030	$282,588

Taxable-equivalent Yield	4.44%	3.06%	3.67%	6.22%	3.38%

All securities held are traded in liquid markets. As of September 30, 2013, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3.7 million and certain securities of First National Bankers Bank in which we invested $0.3 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total securities portfolio at September 30, 2013 has a combined average credit rating of AA.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law was $186.0 million and $200.7 million as of September 30, 2013 and December 31, 2012, respectively.

Loans

We had total loans of $2.7 billion at September 30, 2013, an increase of $0.3 billion, or 12.5% year to date, compared to $2.4 at December 31, 2012. Our loan portfolio has experienced growth in all markets and in the commercial and owner-occupied real estate segments. At September 30, 2013, 51% of our loans were in our Birmingham offices, 15% of our loans were in our Huntsville offices, 13% of our loans were in our Dothan offices, 10% of our loans were in our Montgomery offices, 3% of our loans were in our Mobile office, and 8% of our loans were in our Pensacola, Florida offices. All of our markets’ loan portfolios grew from December 31, 2012 to September 30, 2013. The highest percentage growth among our markets open more than one year was 26.3% and the lowest percentage growth was 5.6%.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2013.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
September 30, 2013	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$11,043	44.76%
Real estate - construction	5,490	5.73%
Real estate - mortgage	5,395	47.92%
Consumer	751	1.59%
Qualitative factors	6,248	-%
Total	$28,927	100.00%

		Percentage of loans
		in each category
December 31, 2012	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$8,233	43.63%
Real estate - construction	6,511	6.70%
Real estate - mortgage	4,912	47.71%
Consumer	199	1.96%
Qualitative factors	6,403	-%
Total	$26,258	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $9.4 million at September 30, 2013, compared to $10.4 million at December 31, 2012. There were not any loans 90 or more days past due and still accruing at September 30, 2013, compared to four loans 90 or more days past due and still accruing in the amount of $8 thousand at December 31, 2012. TDRs at September 30, 2013 were $8.4 million compared to $12.3 million at December 31, 2012 with the majority of this decrease due to the pay-off of three TDR loans to one borrower in the amount of $2.8 million during the second quarter 2013 and a write-down of a TDR relationship in the amount of $921,000 during the third quarter 2013. The Company has one TDR loan in the amount of $2.2 million in payment default status as of September 30, 2013. All TDR loans at December 31, 2012 were performing as agreed under the terms of their restructuring plans.

Other real estate owned (OREO) increased to $14.3 million at September 30, 2013, from $9.7 million at December 31, 2012. The total number of OREO accounts increased from 38 to 63. The majority of this increase is attributable to the foreclosure of $7.1 million in assets on 30 loans to a large residential builder during the third quarter 2013.

The following table summarizes our nonperforming assets and TDRs at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$843	9	$276	2
Real estate - construction	4,558	14	6,460	19
Real estate - mortgage:
Owner-occupied commercial	3,692	4	2,786	3
1-4 family mortgage	-	-	453	2
Other mortgage	237	1	240	1
Total real estate - mortgage	3,929	5	3,479	6
Consumer	66	3	135	2
Total Nonaccrual loans:	$9,396	31	$10,350	29

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	8	4
Total 90+ days past due and accruing:	$-	-	$8	4

Total Nonperforming Loans:	$9,396	31	$10,358	33

Plus: Other real estate owned and repossessed assets	14,258	63	9,721	38
Total Nonperforming Assets	$23,654	94	$20,079	71

Restructured accruing loans:
Commercial, financial and agricultural	$1,017	2	$1,168	2
Real estate - construction	-	-	3,213	15
Real estate - mortgage:
Owner-occupied commercial	-	-	3,121	3
1-4 family mortgage	4,925	1	1,709	5
Other mortgage	291	1	302	1
Total real estate - mortgage	5,216	2	5,132	9
Consumer	-	-	-	-
Total restructured accruing loans:	$6,233	4	$9,513	26

Total Nonperforming assets and
restructured accruing loans	$29,887	98	$29,592	97

Ratios:
Nonperforming loans to total loans	0.34%		0.44%
Nonperforming assets to total loans plus
other real estate owned and repossessed assets	0.86%		0.85%
Nonperforming loans plus restructured
accruing loans to total loans plus
other real estate owned and repossessed assets	0.57%		0.84%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $5.5 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $11.0 million to commercial, financial and agricultural loans, and $6.2 million to other loan types. We have a total loan loss reserve as of September 30, 2013 allocable to specific loan types of $22.7 million. Another $6.2 million of our allowance for loan losses is based on our judgments regarding various external and internal factors, including macroeconomic trends, our assessment of the Bank’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $28.9 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of September 30, 2013, we had impaired loans of $36.1 million inclusive of nonaccrual loans, a decrease of $1.3 million from $37.4 million as of December 31, 2012. We allocated $5.3 million of our allowance for loan losses at September 30, 2013 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $36.1 million of impaired loans reported as of September 30, 2013, $11.0 million were real estate – construction loans, $4.0 million were commercial, financial, and agricultural loans, $4.3 million were commercial real estate loans, and $12.4 million were residential real estate loans. The remaining $4.4 million of impaired loans consisted of other mortgages and consumer loans. Of the $11.0 million of impaired real estate – construction loans, $8.6 million (a total of 23 loans with 8 builders) were residential construction loans, and $0.9 million consisted of various residential lot loans to 3 builders.

Deposits

Total deposits increased $0.4 billion, or 16.0%, to $2.9 billion at September 30, 2013 compared to $2.5 billion at December 31, 2012. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $170.1 million and $117.1 million at September 30, 2013 and December 31, 2012, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.25% for the quarter ended September 30, 2013. $19.9 million in other borrowings consist of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

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

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2013, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $395.4 million. Additionally, the Bank had additional borrowing availability of approximately $125.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2013. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,509,581	$-	$-	$-	$-
Certificates of deposit (2)	409,636	262,114	101,076	46,446	-
Federal funds purchased	170,090	170,090	-	-	-
Subordinated debentures	19,932	-	-	-	19,932
Operating lease commitments	16,702	2,481	4,935	4,185	5,101
Total	$3,125,941	$434,685	$106,011	$50,631	$25,033

(1) Excludes interest
(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of September 30, 2013, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2013.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2013, December 31, 2012 and September 30, 2012:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$320,656	11.40%	$225,115	8.00%	$	N/A	N/A	%
ServisFirst Bank	322,262	11.45%	225,098	8.00%		281,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	271,797	9.66%	112,558	4.00%		N/A	N/A	%
ServisFirst Bank	293,335	10.43%	112,549	4.00%		168,823	6.00%
Tier 1 Capital to Average Assets:
Consolidated	271,797	8.28%	131,341	4.00%		N/A	N/A	%
ServisFirst Bank	293,335	8.94%	131,294	4.00%		164,118	5.00%

As of December 31, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$287,136	11.78%	$194,943	8.00%	$	N/A	N/A	%
ServisFirst Bank	284,141	11.60%	194,942	8.00%		243,678	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	240,961	9.89%	97,472	4.00%		N/A	N/A	%
ServisFirst Bank	257,883	10.58%	97,471	4.00%		146,207	6.00%
Tier 1 Capital to Average Assets:
Consolidated	240,961	8.43%	114,323	4.00%		N/A	N/A	%
ServisFirst Bank	257,883	9.03%	114,227	4.00%		142,784	5.00%

As of September 30, 2012:
Total Capital to Risk-Weighted Assets:
Consolidated	$287,868	12.99%	$177,349	8.00%	$	N/A	N/A	%
ServisFirst Bank	269,760	12.17%	177,355	8.00%		221,694	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	263,264	11.88%	88,674	4.00%		N/A	N/A	%
ServisFirst Bank	245,156	11.06%	88,677	4.00%		133,016	6.00%
Tier 1 Capital to Average Assets:
Consolidated	263,264	9.92%	106,104	4.00%		N/A	N/A	%
ServisFirst Bank	245,156	9.25%	106,025	4.00%		132,532	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $249,000 as of September 30, 2013 and $209,000 as of December 31, 2012 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2013 are as follows:

9/30/2013
(In Thousands)
Commitments to extend credit	$1,014,260
Credit card arrangements	30,848
Standby letters of credit	39,202
$1,084,310

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2013 was $10.7 million compared to net income of $9.2 million for the three months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $29.4 million compared to net income of $25.6 million for the nine months ended September 30, 2012. The increase in net income was primarily attributable to increased net interest income as a result of growth in average earning assets. Net interest income for the three months ended September 30, 2013 increased to $29.0 million, or 20.8%, compared to $24.0 million for the corresponding period in 2012. Net interest income for the nine months ended September 30, 2013 increased to $82.3 million, or 19.8%, compared to $68.7 million for the corresponding period in 2012. The provision for loan losses increased $1.8 million to $3.0 million for the three months ended September 30, 2013 compared to the corresponding period in 2012, and increased $4.0 million to $10.7 million for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The increase in provision for loan losses is more fully explained in “Provision for Loan Losses” below. Noninterest income decreased $0.1 million to $2.3 million for the three months ended September 30, 2013 compared to the corresponding period in 2012, and increased $0.5 million to $7.6 million for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The small decrease in noninterest income for the quarter was primarily attributable to lower mortgage banking income, offset by increases in other categories of noninterest income, as more fully explained in “Noninterest Income” below. Operating expenses for the three months ended September 30, 2013 increased to $12.1 million, or 7.1%, compared to $11.3 million for the corresponding period in 2012, and for the nine months ended September 30, 2013 increased to $35.2 million, or 16.6%, compared to $30.2 million for the corresponding period in 2012. The increase in operating expenses was primarily attributable to increases in salary and employee benefits expense and equipment and occupancy expense, partially offset by decreases in OREO expense, as more fully explained in “Noninterest Expense” below.

Basic and diluted net income per common share were $1.53 and $1.46, respectively, for the three months ended September 30, 2013, compared to $1.53 and $1.35, respectively, for the corresponding period in 2012. Basic and diluted net income per common share were $4.35 and $4.10, respectively, for the nine months ended September 30, 2013, compared to $4.28 and $3.75, respectively, for the corresponding period in 2012. Return on average assets for the three and nine months ended September 30, 2013 was 1.29% and 1.30%, respectively, compared to 1.38% and 1.34% for the corresponding period in 2012, and return on average common equity for the three and nine months ended September 30, 2013 was 15.74% and 15.46%, respectively, compared to 16.64% and 16.22% for the corresponding period in 2012.

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

Taxable-equivalent net interest income increased $4.9 million, or 20.1%, to $29.4 million for the three months ended September 30, 2013 from $24.4 million for the corresponding period in 2012, and increased $13.6 million, or 19.5%, to $83.5 million for the nine months ended September 30, 2013 from $69.8 million for the corresponding period in 2012. This increase was primarily attributable to growth in average earning assets. The taxable-equivalent yield on interest-earning assets decreased to 4.14% for the three months ended September 30, 2013 from 4.39% for the corresponding period in 2012, and decreased to 4.30% for the nine months ended September 30, 2013 from 4.43% for the corresponding period in 2012. The yield on loans for the three months ended September 30, 2013 was 4.56% compared to 4.88% for the corresponding period in 2012, and 4.59% compared to 4.97% for the nine months ended September 30, 2013 and September 30, 2012, respectively. Loan fees included in the yield calculation increased to $176,000 for the three months ended September 30, 2013 from $57,000 for the corresponding period in 2012, and was flat at $241,000 for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The cost of total interest-bearing liabilities decreased to 0.58% for the three months ended September 30, 2013 from 0.76% for the corresponding period in 2012, and to 0.60% for the nine months ended September 30, 2013 from 0.80% for the corresponding period in 2012. Net interest margin for the three months ended September 30, 2013 was 3.69% compared to 3.82% for the corresponding period in 2012, and was 3.84% for the nine months ended September 30, 2013 compared to 3.81% for the corresponding period in 2012.

The following tables show, for the three and nine months ended September 30, 2013 and September 30, 2012, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(Dollar Amounts In Thousands)

	2013			2012
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,640,444	$30,367	4.56%	$2,079,759	$25,502	4.88%
Tax-exempt (2)	2,483	37	5.91	2,490	37	5.91
Mortgage loans held for sale	12,531	84	2.66	21,613	96	1.77
Investment securities:
Taxable	152,135	980	2.56	180,567	1,190	2.62
Tax-exempt (2)	118,001	1,228	4.13	103,770	1,192	4.57
Total investment securities (3)	270,136	2,208	3.24	284,337	2,382	3.33
Federal funds sold	62,192	44	0.28	92,086	50	0.22
Restricted equity securities	3,738	25	2.65	4,514	29	2.56
Interest-bearing balances with banks	161,169	117	0.29	62,277	39	0.25
Total interest-earning assets	$3,152,693	$32,882	4.14%	$2,547,076	$28,135	4.39%
Non-interest-earning assets:
Cash and due from banks	45,314			39,352
Net fixed assets and equipment	9,052			6,280
interest and other assets	76,477			59,899
Total assets	$3,283,536			2,652,607

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$432,453	$308	0.28%	$334,412	$266	0.32%
Savings deposits	21,602	16	0.29	17,444	12	0.27
Money market accounts	1,356,197	1,609	0.47	1,075,224	1,489	0.55
Time deposits	408,600	1,198	1.16	399,268	1,312	1.31
Federal funds purchased	168,121	118	0.28	85,153	54	0.25
Other borrowings	19,928	283	5.63	30,514	562	7.33
Total interest-bearing liabilities	$2,406,901	$3,532	0.58%	$1,942,015	$3,695	0.76%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	599,379			486,090
Other liabilities	7,250			4,510
Stockholders' equity	266,427			212,002
Unrealized gains on securities and derivatives	3,580			7,990
Total liabilities and stockholders' equity	$3,283,536			$2,652,607
Net interest spread			3.56%			3.63%
Net interest margin			3.69%			3.82%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $176,000 and $57,000 are included in interest income in 2013 and 2012, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $5,507,000 and $12,292,000 are excluded from the yield calculation in 2013 and 2012, respectively.

	For the Three Months Ended September 30,
	2013 Compared to 2012 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$6,591	$(1,726)	$4,865
Mortgages held for sale	(49)	37	(12)
Securities - taxable	(181)	(29)	(210)
Securities - non taxable	156	(120)	36
Federal funds sold	(19)	13	(6)
Restricted equity securities	(5)	1	(4)
Interest-bearing balances with banks	71	7	78
Total interest-earning assets	6,564	(1,817)	4,747

Interest-bearing liabilities:
Interest-bearing demand deposits	73	(31)	42
Savings	3	1	4
Money market accounts	356	(236)	120
Time deposits	31	(145)	(114)
Federal funds purchased	57	7	64
Other borrowed funds	(168)	(111)	(279)
Total interest-bearing liabilities	352	(515)	(163)

Increase in net interest income	$6,212	$(1,302)	$4,910

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(Dollar Amounts In Thousands)

	2013			2012
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,516,809	$86,342	4.59%	$1,967,039	$73,136	4.97%
Tax-exempt (2)	2,467	108	5.85	1,347	58	5.75
Mortgage loans held for sale	15,312	251	2.19	14,977	254	2.27
Investment securities:
Taxable	145,271	2,851	2.62	197,980	3,828	2.58
Tax-exempt (2)	114,370	3,641	4.26	98,966	3,500	4.72
Total investment securities (3)	259,641	6,492	3.34	296,946	7,328	3.30
Federal funds sold	35,814	77	0.29	93,760	145	0.21
Restricted equity securities	3,809	68	2.39	4,427	74	2.23
Interest-bearing balances with banks	75,782	155	0.27	67,625	127	0.25
Total interest-earning assets	$2,909,634	$93,493	4.30%	$2,446,121	$81,122	4.43%
Non-interest-earning assets:
Cash and due from banks	42,990			36,861
Net fixed assets and equipment	9,217			5,649
Allowance for loan losses, accrued interest and other assets	75,150			62,366
Total assets	$3,036,991			$2,550,997

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$420,849	$880	0.28%	$339,898	$800	0.31%
Savings deposits	21,806	46	0.28	16,468	34	0.28
Money market accounts	1,185,709	4,119	0.46	1,013,300	4,344	0.57
Time deposits	402,458	3,583	1.19	398,815	4,050	1.36
Federal funds purchased	163,725	338	0.28	81,489	153	0.25
Other borrowings	22,403	1,043	6.22	33,264	1,895	7.61
Total interest-bearing liabilities	$2,216,950	$10,009	0.60%	$1,883,234	$11,276	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	554,368			451,337
Other liabilites	11,034			5,746
Stockholders' equity	248,879			203,049
Unrealized gains on securities and derivatives	5,760			7,631
Total liabilities and stockholders' equity	$3,036,991			$2,550,997
Net interest spread			3.70%			3.63%
Net interest margin			3.84%			3.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $241,000 are included in interest income in 2013 and 2012.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $8,861,000 and $11,905,000 are excluded from the yield calculation in 2013 and 2012, respectively.

	For the Nine Months Ended September 30,
	2013 Compared to 2012 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$19,143	$(5,937)	$13,206
Tax-exempt	49	1	50
Mortgages held for sale	6	(9)	(3)
Taxable	(1,037)	60	(977)
Tax-exempt	509	(368)	141
Federal funds sold	(111)	43	(68)
Restricted equity securities	(11)	5	(6)
Interest-bearing balances with banks	16	12	28
Total interest-earning assets	18,564	(6,193)	12,371

Interest-bearing liabilities:
Interest-bearing demand deposits	176	(96)	80
Savings	11	1	12
Money market accounts	670	(895)	(225)
Time deposits	36	(503)	(467)
Federal funds purchased	169	16	185
Other borrowed funds	(547)	(305)	(852)
Total interest-bearing liabilities	515	(1,782)	(1,267)
Increase in net interest income	$18,049	$(4,411)	$13,638

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2013, total loans rated Special Mention, Substandard, and Doubtful were $95.7 million, or 3.5% of total loans, compared to $100.7 million, or 4.3% of total loans, at December 31, 2012. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3.0 million for the three months ended September 30, 2013, an increase of $1.8 million from $1.2 million for the three months ended September 30, 2012. The provision for loan losses was $10.7 million for the nine months ended September 30, 2013, a $4.0 million increase, compared to $6.7 million for the nine months ended September 30, 2012.  The increase in provision for loan loss for the three and nine month periods ended September 30, 2013 was primarily due to an increase in charge-offs compared to recent historical levels plus the year-to-date growth in the loan portfolio of 15.6% (20.9% annualized). Our management continues to maintain a proactive approach to credit risk management. Nonperforming loans decreased to $9.4 million, or 0.34% of total loans, at September 30, 2013 from $10.4 million, or 0.44% of total loans, at December 31, 2012, and were also lower than $13.2 million, or 0.61% of total loans, at September 30, 2012. Impaired loans decreased to $36.1 million, or 1.3% of total loans, at September 30, 2013, compared to $37.4 million, or 1.6% of total loans, at December 31, 2012. The allowance for loan losses totaled $28.9 million, or 1.06% of total loans, net of unearned income, at September 30, 2013, compared to $26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012 and $24.6 million, or 1.14% of loans, net of unearned income, at September 30, 2012. The decrease in the allowance for loan losses as a percent of total loans at September 30, 2013 is primarily the result of improvement in loan portfolio credit quality through loan work-out strategies that have led to lower levels of nonaccrual and substandard loans.

Noninterest Income

Noninterest income totaled $2.3 million for the three months ended September 30, 2013, a decrease of $0.1 million, or 4.2%, compared to the corresponding period in 2012, and totaled $7.6 million for the nine months ended September 30, 2013, an increase of $0.5 million, or 7.0%, compared to the corresponding period in 2012. Service charges on deposit accounts increased $0.1 million, or 14.3%, to $0.8 million for the three months ended September 30, 2013, from $0.7 million for the corresponding period in 2012, and increased $0.4 million, or 20.0%, to $2.4 million for the nine months ended September 30, 2013, from $2.0 million for the corresponding period in 2012. Income from credit cards increased to $0.4 million for the three months ended September 30, 2013 compared to $0.3 million for the corresponding period in 2012, and was $1.0 million for the nine months ended September 30, 2013 compared to $0.8 million for the corresponding period in 2012. We continue to aggressively expand our credit card products, including offering credit card services through our correspondent banks. We purchased additional life insurance contracts in September 2012, which contributed to the increase in the cash surrender value of life insurance from $0.4 million for the three months ended September 30, 2012 to $0.5 million for the three months ended September 30, 2013, and from $1.2 million for the nine months ended September 30, 2012 to $1.4 million for the nine months ended September 30, 2013. Income from mortgage banking operations for the three months ended September 30, 2013 was $0.4 million, down $0.5 million from $0.9 million for the corresponding period in 2012, and for the nine months ended September 30, 2013 was $2.2 million, down $0.5 million from $2.7 million for the corresponding period in 2012. Recent fluctuations in market rates for mortgages have resulted in a lower number of refinancings of existing mortgages.

Noninterest Expense

Noninterest expense totaled $12.1 million for the three months ended September 30, 2013, an increase of $0.8 million, or 7.1%, compared to $11.3 million in 2012, and totaled $35.2 million for the nine months ended September 30, 2013, an increase of $5.0 million, or 16.6%, compared to $30.2 million for the corresponding period in 2012.

Details of expenses are as follows:

⋅
Salary and benefit expense increased $1.3 million, or 22.8%, to $7.0 million for the three months ended September 30, 2013 from $5.7 million for the corresponding period in 2012, and increased $3.7 million, or 23.0%, to $19.8 million for the nine months ended September 30, 2013 from $16.1 million for the corresponding period in 2012. We had 264 full-time equivalent employees at September 30, 2013 compared to 223 at September 30, 2012, a 18.4% increase. Most of this increase in number of employees was due to our continued expansion in Pensacola, Florida, and our recent entry into the Mobile, Alabama and Nashville, Tennessee markets. We also have hired support staff as a result of continued expansion and growth in our core business lines.

⋅
Equipment and occupancy expense increased $0.3 million, or 30.0%, to $1.3 million for the three months ended September 30, 2013 from $1.0 million for the corresponding period in 2012 and increased $1.0 million, or 34.5%, to $3.9 million for the nine months ended September 30, 2013 from $2.9 million for the corresponding period in 2012. This increase in occupancy expense is largely the result of our expansion into the Mobile, Alabama and Nashville, Tennessee markets. We also leased additional office space adjacent to our Birmingham, Alabama headquarters building in which to house operations staff.

⋅
Professional service expense increased $0.1 million, or 33.3%, to $0.4 million for the three months ended September 30, 2013 from $0.3 million for the corresponding period in 2012 and increased $0.3 million, or 30.0%, to $1.3 million for the nine months ended September 30, 2013 from $1.0 million for the corresponding period in 2012. These increases are the result of legal expenses, consulting fees and temporary employee costs related to corporate transactions and projects to improve our operating efficiencies in support areas of the Bank.

38

⋅
Expenses related to OREO decreased $0.8 million to $0.4 million for the three months ended September 30, 2013, from $1.2 million for the corresponding period in 2012, and decreased $0.8 million to $1.0 million for the nine months ended September 30, 2013 from $1.8 million for the corresponding period in 2012. OREO expenses were lower as a result of no write-downs in value during the three months ended September 30, 2013, compared to $1.0 million for the three months ended September 30, 2012, and from $1.4 million for the nine months ended September 30, 2012 to $0.4 million for the nine months ended September 30, 2013.

⋅
Other operating expenses decreased $0.2 million, or 7.4%, to $2.5 million for the three months ended September 30, 2013 compared to the corresponding period in 2012, and increased $0.7 million, or 9.6%, to $8.0 million compared to the corresponding period in 2012. These increases are the result of increases in loan expenses, consumer use taxes, postage and supplies, and communications expenses. All of these increases generally relate to our expansion and growth. Additionally, we settled a lawsuit with a client during the second quarter 2013 for $100,000.

Income Tax Expense

Income tax expense was $5.3 million for the three months ended September 30, 2013 versus $4.7 million for the corresponding period in 2012, and was $14.4 million for the nine months ended September 30, 2013 versus $13.0 million for the corresponding period in 2012. Our effective tax rate for the three and nine months ended September 30, 2013 was 32.98% and 32.61%, respectively, compared to 33.33% and 33.45%, respectively, for the corresponding periods in 2012. Our primary permanent differences are related to tax exempt income on securities, Alabama income tax benefit on real estate investment trust dividends and incentive stock option expenses.

We have invested $65.0 million in bank-owned life insurance for certain named officers of the Bank. The periodic increase in cash surrender value of those policies is tax exempt and therefore contributes to a larger permanent difference between book income and taxable income.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2013. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with a private placement and pursuant to subscription agreements effective September 12, 2013, the Company issued and sold to accredited investors 35,035 shares of the Company’s common stock for $41.50 per share, for an aggregate purchase price of $1,453,952.50. The issuance and sale of the shares of the Company’s common stock were exempt from registration under the Securities Act of 1933, in reliance on the exemption from the registration requirements under the Securities Act of 1933 for transactions not involving a public offering pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 of Regulation D thereunder. No underwriter or placement agent was involved in the private placement, and no underwriting discounts or commissions were paid.

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

SERVISFIRST BANCSHARES, INC.

Date: October 30, 2013	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 30, 2013	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

