Form 10-K
period 2013-12-31
ServisFirst Bancshares, Inc.
filed 2014-03-07
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $41.50 per share of Common Stock, was $257,793,684.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2014
Common stock, $.001 par value	7,420,812

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act.  These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance.  The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking.  All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements.  These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such risks include, without limitation:

•	the effects of the continued slow economic recovery and high unemployment;
•	the effects of continued deleveraging of United States citizens and businesses;
•	the effects of potential federal spending cuts due to the United States financial budgetary “sequester”;
•	the effects of continued depression of residential housing values and the slow market for sales and resales;
•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;
•	the effects of governmental monetary and fiscal policies and legislative and regulatory changes;
•	the effects of hazardous weather such as the tornados that struck the state of Alabama in April 2011 and January 2012;
•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the internet;
•	the effect of any merger, acquisition or other transaction to which we or any of our subsidiaries may from time to time be a party, including our ability to successfully integrate any business that we acquire;
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
•	the effects of terrorism and efforts to combat it;
•	the results of regulatory examinations;
•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
•	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves; and
•	other factors that are discussed in the section titled “Risk Factors” in Item 1A.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” or “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary” or “the Bank” and its other subsidiaries.  References herein to the fiscal years 2009, 2010, 2011, 2012 and 2013 mean our fiscal years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

ITEM 1.  BUSINESS
Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through 12 full-service banking offices located in Alabama and the panhandle of Florida, as well as a loan production office in Nashville, Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions. As of December 31, 2013, we had total assets of approximately $3.5 billion, total loans of approximately $2.9 billion, total deposits of approximately $3.0 billion and total stockholders’ equity of approximately $297 million.

We operate the Bank using a simple business model based on organic loan and deposit growth, generated by high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. Rather than relying on a more typical traditional, retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services. This strategy allows us to deliver targeted, high quality customer service, while achieving significantly lower efficiency ratios relative to the banking industry.

The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions, the provision of additional banking-related services which a traditional commercial bank may not provide under current law, and additional financing alternatives such as the issuance of trust preferred securities.  We have no current plans to acquire any operating subsidiaries in addition to the Bank, but we may make acquisitions in the future if we deem them to be in the best interest of our stockholders.  Any such acquisitions would be subject to applicable regulatory approvals and requirements.

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

In January 2012, we formed SF Holding 1, Inc., an Alabama corporation, and its majority-owned subsidiary, SF Realty 1, Inc., an Alabama corporation.  In November 2013, SF FLA Realty, Inc. was established as another majority-owned subsidiary of SF Holding 1, and is also an Alabama corporation.  SF Realty 1 and SF FLA Realty both elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes.  The companies hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank.  SF Holding 1, Inc. and its two subsidiaries are consolidated into the Company.

History

The Bank was founded by our President and Chief Executive Officer, Thomas A. Broughton, III, and commenced banking operations in May 2005 following an initial capital raise of $35 million. We were incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of the Bank, and in November 2007 our holding company became the sole shareholder of the Bank by virtue of a plan of reorganization and agreement of merger. In May 2008, following our filing of a registration statement on Form 10 with the Securities and Exchange Commission (or, “SEC”), we became a reporting company within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and have been filing annual, quarterly, and current reports, proxy statements and other information with the SEC since 2008.

Since inception, our bank has achieved significant growth, all of which has been generated organically. We achieved total asset milestones of $1 billion in 2008, $2 billion in 2011 and $3 billion in 2013. In addition to total asset milestones, we have opened offices in six new markets, and raised an aggregate of approximately $55.1 million to support our growth in these new locations through five separate private placements of our common stock to predominately local, individual investors.

Business Strategy
We operate a full service commercial bank focused on providing competitive products, state of the art technology and quality service. Our business philosophy is to operate as a metropolitan community bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary markets. We aggressively market to our target customers, which include privately held businesses with $2 million to $250 million in annual sales, professionals and affluent consumers who we believe are underserved by the large regional banks that operate in our markets. We also seek to capitalize on the extensive relationships that our management, directors, advisory directors and stockholders have with the businesses and professionals in our markets. We believe this philosophy has attracted and will continue to attract customers and capture market share historically controlled by other financial institutions operating in our markets.

Focus on Core Banking Business

We deliver a broad array of core banking products to our customers. Our management and employees focus on recognizing customers’ needs and providing products and services to meet those needs. We emphasize an internal culture of keeping our operating costs as low as possible, which in turn leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, in 2011 we began providing correspondent banking services to various smaller community banks in our markets, and currently act as a correspondent bank to approximately 150 community banks located throughout the southeastern United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services. This service is of a scale and quality that is unique for a bank our size and provides us with a core deposit base, solid revenue stream and a low cost of funds.

Commercial Bank Emphasis

We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, our branches (excluding those branches that have been open less than three years) average approximately $341 million in total deposits. Whereas, in the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. We place a strong emphasis on commercial and industrial loans, which comprised 44.7% of our total loan portfolio as of December 31, 2013. Our focus has been to expand opportunistically when we identify a strong banking team in a market with appropriate economies and market demographics where we believe we can achieve a minimum of $300 million in deposits. We seek to differentiate the Bank through our people, processes and technology. We do not believe that a traditional brick and mortar, retail-oriented branch network model is required to succeed in the current marketplace. Our experience is that our services and operating philosophy are attractive to customers in our markets who do not require numerous branch banks in a single market.

Scalable, Decentralized Business Model

We emphasize local decision-making by experienced bankers supported by centralized risk and credit oversight. We believe that the delivery by our bankers of in-market customer decisions coupled with risk and credit support from our corporate headquarters, allows us to serve customers directly and in person, while managing risk centrally and on a uniform basis. We intend to grow by repeating this scalable model in each market where we are able to identify a strong banking team. Our goal in each market is to employ the highest quality bankers in that market. We then empower those bankers to implement our operating strategy, grow our customer base and provide the highest level of customer service possible. We focus on a geographic model of organizational structure as opposed to a line of business model employed by most regional banks. This structure gives significant responsibility and accountability to our regional chief executive officers which we believe will aid in our growth and success. We have developed a business culture whereby our management, from the top down, is actively involved in sales, which is a key differentiator from our competition. All calling officers are required to actively solicit new customers, who are primarily non-borrowers from our bank, to build core deposits.

Identify Opportunities in Vibrant Markets

Since opening our original banking facility in Birmingham in 2005, we have expanded into six additional markets. There are two primary factors we consider when determining whether to enter a new market:

•	the availability of successful, experienced bankers with strong reputations in the market; and

•	the economic attributes of the market necessary to drive quality lending opportunities coupled with deposit-related attributes of the potential market.

Prior to entering a new market, we identify and build a team of experienced, successful bankers with market-specific knowledge to lead the bank’s operations in that market, including a regional chief executive officer. Generally, we or members of our senior management are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. We also identify and build a non-voting advisory board of directors in each market, comprised of directors representing a broad spectrum of business experience and community involvement in the market. We currently have advisory boards in each of the Huntsville, Montgomery, Dothan, Mobile and Pensacola markets. While we currently have a loan production office in Nashville, Tennessee with three experienced bankers (one of whom was hired in January 2014), we anticipate expanding this office into a full-service branch in the future, assuming that we are able to identify and retain a full team of experienced bankers whom we believe can effectively execute our business model.

Prior to opening a full-service banking office in a new market, historically we have raised capital through private placements to investors in the local market, many of whom are also customers of our bank in such market. We believe having many of our customers as stockholders provides us with a strong source of core deposits, aligns our and our customers’ interests, and fosters a platform for developing and maintaining the long-term banking relationships we seek.

In addition to organic expansion, we may seek to expand through targeted acquisitions. Although we have not yet identified any specific acquisition opportunity that meets our strict requirements, including a limited number of branches serving a vibrant market with a strong deposit base, a premier banking team with individuals whom we believe can execute our business model, and at a price that we believe provides attractive risk-adjusted returns, we routinely evaluate potential acquisition opportunities that we believe would be complementary to our business. We do not, however, have any immediate plans, arrangements or understandings relating to any acquisition, and we do not believe an acquisition is necessary to successfully implement our business model.

Market Growth and Competition

Our philosophy is to operate as a metropolitan community bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary markets. Our primary markets are broadly defined as the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent, Florida, and Nashville, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.
The markets in which we operate have enjoyed steady expansion in their deposit base.  We believe that the long-term growth potential of each of our markets is substantial, and further believe that many local affluent professionals and small business owners will do their banking with local, autonomous institutions that offer a higher level of personalized service.  According to FDIC reports, total deposits in each of our market areas have expanded from 2003 to 2013 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

			Compound
			Annual
	2013	2003	Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$24.8	$16.3	4.29%
Madison County, Alabama	6.1	3.7	5.13%
Montgomery County, Alabama	6.5	3.6	6.09%
Houston County, Alabama	2.2	1.3	5.40%
Mobile County, Alabama	6.0	4.7	2.47%
Escambia County, Florida	3.5	3.1	1.22%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2013, as reported by the FDIC:

					Market
	Number of	Our Market	Total Market		Share
Market	Branches	Deposits	Deposits	Ranking	Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$1,217.3	$30,175.1	5	4.03%
Huntsville MSA	2	540.8	6,805.7	5	7.95%
Montgomery MSA	2	374.2	7,810.1	7	4.79%
Dothan MSA	2	327.1	2,883.9	3	11.34%
Mobile MSA	1	15.2	6,041.6	18	0.25%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	202.9	4,638.0	8	4.38%

Together, deposits for all institutions in Jefferson, Shelby, Madison, Montgomery, Houston and Mobile Counties represented approximately 56.04% of all the deposits in the State of Alabama at June 30, 2013.  Deposits for all institutions in Escambia County represent approximately 0.79% of all the deposits in the state of Florida at June 30, 2013.

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

In our primary service areas, our five largest competitors are Regions Bank, Wells Fargo Bank, BBVA Compass Bank, BB&T and Synovus Bank.  These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of, media advertising, support services, and electronic technology than we can.  To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

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

Our commercial loans usually will be collateralized.  Generally, collateral consists of business assets, including accounts receivable, inventory, equipment, or real estate.  Collateral is subject to  the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation.  To mitigate this risk, we underwrite collateral to strict standards, including valuations and general acceptability based on our ability to monitor its ongoing condition and value.

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

Beginning in 2008, there have been numerous construction loan defaults among many commercial bank loan portfolios, including a number of Alabama-based banks.  To mitigate the risk of such defaults in our portfolio, the board of directors and management tracks and monitors these loans closely.  Total construction loans decreased $6.5 million in 2013.  Our allocation of loan loss reserve for these loans decreased $0.7 million to $5.8 million at December 31, 2013 compared to $6.5 million at the end 2012.  Charge-offs for construction loans increased from $3.1 million for 2012 to $4.8 million for 2013, but the overall quality of the construction loan portfolio has improved with $9.2 million rated as substandard at December 31, 2013 compared to $14.4 million at December 31, 2012.

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

Commitments and Contingencies

As of December 31, 2013, we had commitments to extend credit beyond current fundings of approximately $1.1 billion, had issued standby letters of credit in the amount of approximately $40.4 million, and had commitments for credit card arrangements of approximately $38.1 million.

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

We assign all of our loans individual risk grades when they are underwritten.  We have established minimum general reserves based on the risk grade of the loan.  We also apply general reserve factors based on historical losses, management’s experience and common industry and regulatory guidelines.

After a loan is granted, it is monitored by the account officer, management, internal loan review, and representatives of our independent external loan review firm over the life of the loan.  Payment performance is monitored monthly for the entire loan portfolio; account officers contact customers during the regular course of business and may be able to ascertain whether weaknesses are developing with the borrower; independent loan consultants perform a review annually; and federal and state banking regulators perform annual reviews of the loan portfolio.  If we detect weaknesses that have developed in an individual loan relationship, we downgrade the loan and assign higher reserves based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt.  We have established a policy to discontinue accrual of interest (non-accrual status) after any loan has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and is actively in process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If a loan will not be collected in full, we increase the allowance for loan losses to reflect our management’s estimate of any potential exposure or loss.

Our net loan losses to average total loans increased to 0.33% for the year ended December 31, 2013 from 0.24% for the year ended December 31, 2012, which was down from 0.32% for the year ended December 31, 2011.  Historical performance, however, is not an indicator of future performance, and our future results could differ materially.  As of December 31, 2013, we had $9.6 million non-accrual loans, of which 76% are secured real estate loans.  We have allocated approximately $5.8 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans and $11.2 million to commercial and industrial loans, and have a total loan loss reserve as of December 31, 2013 allocable to specific loan types of $25.4 million.  We also currently maintain a portion of the allowance for loan losses, which is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize.  The qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls.  This qualitative factor portion of the allowance for loan losses totaled $5.3 million, resulting in a total allowance for loan losses of $30.7 million at December 31, 2013.  Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable, including after considering the effect of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities.  No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.  Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors.  Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities.  All securities held are traded in liquid markets, and we have no auction-rate securities.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2013.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts.  We currently have no brokered deposits.  To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services.  The primary sources of core deposits are residents of, and businesses, and their employees located in, our market areas.  We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals.  We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items.  The Bank is a member of the FDIC, and thus our deposits are FDIC-insured.

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

Employees

We had  262 full-time equivalent employees as of December 31, 2013.  We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Supervision and Regulation

Both we and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations require compliance with various consumer protection provisions applicable to lending, deposits, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict our ability to repurchase our stock and receive dividends from the Bank.  These laws and regulations generally are intended to protect customers, rather than stockholders.  The following discussion describes material elements of the regulatory framework that applies to us.  However, the description below is not intended to summarize all laws and regulations applicable to us.

        Bank Holding Company Regulation

Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

        Change in Bank Control.

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.  In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

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

For us to qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a Community Reinvestment Act rating of at least “satisfactory”.  Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity.  We have not elected to become a financial holding company at this time.

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

        Repurchase or Redemption of Securities

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

Bank Regulation and Supervision

The Bank is subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws and regulations are generally intended to protect the Bank’s customers, rather than our stockholders.  The following discussion describes the material elements of the regulatory framework that applies to the Bank.

Since the Bank is a commercial bank chartered under the laws of the State of Alabama and is not a member of the Federal Reserve System, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Alabama Department of Banking (the “Alabama Banking Department”).  The FDIC and the Alabama Banking Department regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the development or continuance of unsafe or unsound banking practices or other violations of law.  Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law.  The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

        Branching

Under current Alabama law, the Bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Alabama.  While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.  This makes it much simpler for banks to open de novo branches in other states.  We opened our Pensacola, Florida branch using this mechanism.

        FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage.  Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate.  The following information applies to an institution’s assessment base and assessment rate:

•	Assessment Base. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (i.e., Tier 1 capital) during such period.

•	Assessment Rate. An institution’s assessment rate is assigned by the FDIC on a quarterly basis. To assign an assessment rate, the FDIC designates an institution as falling into one of four risk categories, or as being a large and highly complex financial institution. The FDIC determines an institution’s risk category based on the level of the institution’s capitalization and on supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each risk category designation contains upward and downward adjustment factors based on long-term unsecured debt and brokered deposits. Assessment rates currently range from 0.025% per annum for an institution in the lowest risk category with the maximum downward adjustment, to 0.45% per annum for an institution in the highest risk category with the maximum upward adjustment. For the fourth quarter of 2013, the Bank’s assessment rate was set at $0.0133, or $0.0532 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry.  For the fourth quarter of 2013, the FICO assessment was equal to $0.0016, or $0.0064 annually, per $100 of assessment base.  These assessments will continue until the bonds mature in 2019.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund and the amount the bank pays for deposit insurance is affected not only by the risk the bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions.  In recent years, systemic economic problems and changes in law have put pressure on the Deposit Insurance Fund.  In this regard, from 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund.  Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%.  To support the Deposit Insurance Fund in light of these types of pressures, the FDIC took several actions in 2009 to supplement the revenues received from its annual deposit insurance premium assessments.  Such actions included imposing a one-time special assessment on insured institutions and requiring that insured institutions prepay their regular quarterly assessments for the fourth quarter of 2009 through 2012.  The FDIC’s possible need to increase assessment rates, charge additional one-time assessment fees, and take other extraordinary actions to support the Deposit Insurance Fund is generally considered to be greater in the current economic climate.  If the FDIC were to take these types of actions in the future, they could have a negative impact on the bank’s earnings.

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

        Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the needs of its local community, including low and moderate-income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open an office or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various CRA-related agreements.

        Interest Rate Limitations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

        Federal Laws Applicable to Consumer Credit and Deposit Transactions

The Bank’s loan and deposit operations are subject to a number of federal consumer protection laws, including:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in all aspects of credit transactions;

•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by debt collectors;

•	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Adequacy

The federal banking regulators view capital levels as important indicators of an institution’s financial soundness.  In this regard, we and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of ServisFirst Bancshares, Inc.) and the FDIC and the Alabama Banking Department (in the case of the Bank).  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  The FDIC has established substantially similar measures for banks.

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

The current risk-based capital guidelines, commonly referred to as Basel I, are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“Basel Committee”), an international committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. As discussed further below, the federal banking agencies have adopted separate risk-based capital guidelines for so-called “core banks” based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in November 2005, and recently adopted rules implementing the revised standards referred to as Basel III.

        Basel I

Under Federal Reserve regulations implementing the Basel I standards, the minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  At December 31, 2013, our consolidated ratio of total capital to risk-weighted assets was 11.73%, and our ratio of Tier 1 capital to risk-weighted assets was 10.00%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2013, our leverage ratio was 8.48%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

As of December 31, 2013, the Bank’s most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively.  Our Bank was well-capitalized under the prompt corrective action provisions as of December 31, 2013.

In addition to the foregoing federal requirements, the Bank is subject to a requirement of the Alabama Banking Department that the Bank maintain a leverage ratio of 8%.  At December 31, 2013, the Bank’s leverage ratio was 8.98%.

        Basel II

Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of “core” banking organizations that have been required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. Neither we nor the bank are among the core banking organizations required to use Basel II advanced approaches.

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III.  The Basel III calibration and phase-in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010.  Under these standards, when fully phased-in on January 1, 2019, banking institutions would be required to satisfy three risk-based capital ratios:

•	A new common equity tier 1 capital to risk-weighted assets ratio of at least 7.0%, inclusive of a 4.5% minimum common equity tier 1 capital ratio, net of regulatory deductions, and a new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

•	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

•	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

Basel III places more emphasis than current capital adequacy requirements on common equity tier 1 capital, or “CET1”, which is predominately made up of retained earnings and common stock instruments.  Basel III also introduces a capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the capital conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of CET1 or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets. The Basel Committee had initially planned for member nations to begin implementing the Basel III requirements by January 1, 2013, with full implementation by January 1, 2019. On November 9, 2012, U.S. regulators announced that implementation of Basel III’s first requirements would be delayed.

        United States Implementation of Basel III

In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules will apply to banking organizations, including us and the bank.

Among other things, the Basel III Capital Rules: (i) introduce CET1; (ii) specify that tier 1 capital consists of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

•	4.5% based upon CET1;
•	6.0% based upon tier 1 capital; and
•	8.0% based upon total regulatory capital.

A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules (even for highly rated institutions). The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.

As a result of the enactment of the Basel III Capital Rules, we and the bank could be subject to increased required capital levels. The Basel III Capital Rules become effective as applied to us and the bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015, through January 1, 2019.

The ultimate impact of the new capital standards on us and the bank is currently being reviewed and will depend on a number of factors, including the implementation of the new Basel III Capital Rules and any additional related rulemaking by the U.S. banking agencies.

        Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories.  When effective, the Basel III Capital Rules will amend those thresholds to reflect both (i) the generally heightened requirements for regulatory capital ratios, and (ii) the introduction of the CET1 capital measure.  At December 31, 2013, the bank qualified for the well-capitalized category.

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

        Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased during recent years, as the economic downturn that began in the late 2000s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

Basel III also addresses liquidity management by proposing two new liquidity metrics for financial institutions. The first metric is the “Liquidity Coverage Ratio”, and it aims to require a financial institution to maintain sufficient high quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “Net Stable Funding Ratio”, and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

In the Basel III Capital Rules, the federal banking regulators did not address either the Liquidity Coverage Ratio or the Net Stable Funding Ratio. However, on November 29, 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency jointly issued a proposed rule implementing a Liquidity Coverage Ratio requirement in the United States for larger banking organizations. Neither we nor the bank would be subject to such requirement as proposed.

The Liquidity Coverage Ratio and the Net Stable Funding Ratio continue to be monitored for implementation, and we cannot yet provide concrete estimates as to how those requirements, or any other regulatory positions regarding liquidity and funding, might affect us or our bank. However, we note that increased liquidity requirements generally would be expected to cause the bank to invest its assets more conservatively—and therefore at lower yields—than it otherwise might invest. Such lower-yield investments likely would reduce the bank’s revenue stream, and in turn its earnings potential.

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

The Alabama Banking Department also regulates the Bank’s dividend payments.  Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital).  Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus.  Based on this, our bank would be limited to paying $110.9 million in dividends as of December 31, 2013.  In addition, no dividends, withdrawals or transfers may be made from our bank’s surplus without the prior written approval of the Superintendent.

Our bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Corporation Insurance Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  If, in the opinion of the federal banking regulators, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulators could require, after notice and a hearing, that the Bank stop or refrain from engaging in the questioned practice.

        Restrictions on Transactions with Affiliates and Insiders

We are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates;

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate;

•	a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and

•	a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, certain of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

We are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Our bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.  Alabama state banking laws also have similar provisions.

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

        Commercial Real Estate Concentration Limits

In December, 2006, the U.S. bank regulatory agencies issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”) loans.  The Guidance describes the criteria the Agencies will use as indicators to indentify institutions potentially exposed to CRE concentration risk.  An institution that has (1) experienced rapid growth in CRE lending, (2) notable exposure to a specific type of CRE, (3) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (4) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

        Privacy

Financial institutions are required to disclose their policies for collecting and protecting non-public personal information of their consumer customers.  Consumer customers generally may prevent financial institutions from sharing nonpublic personal information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly offering a product or service with a nonaffiliated financial institution.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

        Consumer Credit Reporting

The Fair Credit Reporting Act (the “FCRA”) imposes, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	requirements for entities that furnish information to consumer reporting agencies (which would include our bank) to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate;

•	requirements for mortgage lenders to disclose credit scores to consumers; and

•	limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes.

        Anti-Terrorism and Money Laundering Legislation

Our bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and the requirements of the Office of Foreign Assets Control (“OFAC”).  These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account and other relationships intended to guard against money laundering and terrorism financing.  Our bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the Bank Secrecy Act.  Our bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

        Effect of Governmental Monetary Policies

Our bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict, and have no control over, the nature or impact of future changes in monetary and fiscal policies.

        Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act.  In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

        Overdraft Fees

The Federal Reserve has adopted amendments under its Regulation E that impose restrictions on banks’ abilities to charge overdraft fees.  The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions.

        Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Institutions like the bank with less than $10 billion in assets are exempt.  However, while we are under the $10 billion level that caps income per transaction, we have been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks.

        The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the FDIC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the bank. The final rule becomes effective April 1, 2014, but the Federal Reserve has extended the conformance period for all banking entities until July 21, 2015.

While the final rule and its accompanying materials comprise approximately 1,000 pages, banking entities that do not engage in any of the activities covered by the Volcker Rule (other than with respect to certain U.S. government obligations) are not required to adopt any formal compliance program specific to the Volcker Rule. We are currently reviewing the scope of the final rule to determine its impact on our operations.

        The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. As final rules and regulations implementing the Dodd-Frank Act are adopted, this new law is significantly changing the bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this Supervision and Regulation section.  The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and the bank.

•	The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

•	The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements are effective in 2014.

•	The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

•	The Dodd-Frank Act addresses many aspects of investor protection, corporate governance and executive compensation that will affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; (iv) authorizes the Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•	While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

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

        Other Legislation and Regulatory Action relating to Financial Institutions

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

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States and the states in which we do business. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

William M. Foshee (59) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005.  Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation from 2002 until it was acquired in 2005.  Mr. Foshee is a Certified Public Accountant.

Clarence C. Pouncey, III (57) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006 and also served as Chief Risk Officer of the Bank from March 2006 until November 2006.  Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (now Wells Fargo Bank) in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services.

Andrew N. Kattos (44) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006.  Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department.  Mr. Kattos also serves on the advisory council of the University of Alabama in Huntsville School of Business.

G. Carlton Barker (65) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007.  Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region.  Mr. Barker serves on the Huntingdon College Board of Trustee.

Ronald A. DeVane (62) – Mr. DeVane has served as Executive Vice President and Dothan President and Chief Executive Officer of the Bank since August 2008.  Prior to joining the Company, Mr. DeVane held various positions with Wachovia Bank and SouthTrust Bank until his retirement in 2006, including CEO for the Wachovia Midsouth Region, which encompassed Alabama, Tennessee, Mississippi and the Florida panhandle, from September 2004 until 2006, CEO of the Community Bank Division of SouthTrust from January 2004 until September 2004, and CEO for SouthTrust Bank of Atlanta and North Georgia from July 2002 until December 2003.  Mr. DeVane is a Trustee at Samford University, a member of the Troy University Foundation Board, a Trustee of the Southeast Alabama Medical Center Foundation Board, and a Board Member of the National Peanut Festival Association.

Rex D. McKinney (51) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011.  Prior to joining the Company, Mr. McKinney held several leadership positions at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997.  Mr. McKinney is on the Membership Committee and a Past Board Member of the Rotary Club of Pensacola.  He is Past President of the Pensacola Sports Association, Board Member and Finance Committee Member for the United Way of Escambia County, Finance Committee Member for Christ Episcopal Church, Finance Committee Member for the Pensacola Country Club, Member of the Irish Politicians Club, and Board Member of the Order of Tristan.

William B. Lamar (70) - Mr. Lamar has served as Executive Vice President and Mobile President and Chief Executive Officer of the Bank since March 2013.  Prior to joining the Company, Mr. Lamar was employed by Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles.  Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years.  He has served on the Alabama State Banking Board for 15 years and was formerly President of Alabama Banker’s Association.

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

Risks Related To Our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro and other currencies, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on the services of our management team and board of directors, and the unexpected loss of key officers or directors may adversely affect our business and operations.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our or the bank’s executive officers, other key personnel, or directors leaves us or the bank, our operations may be adversely affected. In particular, we believe that Thomas A. Broughton, III, Clarence C. Pouncey, III and William M. Foshee are extremely important to our success and the success of our bank. Mr. Broughton has extensive executive-level banking experience and is the President and Chief Executive Officer of us and the bank. Mr. Pouncey has extensive operating banking experience and is an Executive Vice President and the Chief Operating Officer of us and the bank.  Mr. Foshee has extensive financial and accounting banking experience and is an Executive Vice President and the Chief Financial Officer of us and the bank.  If any of Mr. Broughton, Mr. Pouncey or Mr. Foshee leaves his position for any reason, our financial condition and results of operations may suffer. The bank is the beneficiary of a key man life insurance policy on the life of Mr. Broughton in the amount of $5 million. Also, we have hired key officers to run our banking offices in each of the Huntsville, Montgomery, Mobile and Dothan, Alabama markets and the Pensacola, Florida market, who are extremely important to our success in such markets. If any of them leaves for any reason, our results of operations could suffer in such markets. With the exception of the key officers in charge of our Huntsville, Montgomery and Dothan banking offices, we do not have employment agreements or non-competition agreements with any of our executive officers, including Messrs. Broughton, Pouncey and Foshee. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success. Any material change in the composition of our board of directors or the respective advisory boards of the bank could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our construction and land development loan portfolio and commercial and industrial loan portfolio are both subject to unique risks that could have a material adverse effect on our business, financial condition, results of operations and prospects.

The severity of the decline in the U.S. economy has adversely affected the performance and market value of many of our loans. Years of stagnation following steep declines in the residential housing market have directly affected our construction and land development loans, while sustained high unemployment and general economic weakness have adversely affected parts of our commercial and industrial loan portfolio. Our construction and land development loan portfolio comprised $151.9 million, or 5.3% of our total loans, at December 31, 2013. Our commercial and industrial loans were $1.3 billion at December 31, 2013, or 44.7% of our total loans. Construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown like the one we have recently experienced, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could negatively affect the borrowers’ ability to repay on a timely basis. We, as well as our competitors, have experienced a significant increase in impaired and non-accrual construction and land development loans and commercial and industrial loans. We believe we have established adequate reserves with respect to such loans, although there can be no assurance that our actual loan losses will not be greater or less than we have anticipated in establishing such reserves. At December 31, 2013, we had an allowance for loan losses of $30.7 million, of which $5.8 million, or 18.9%, was allocated to real estate construction loans, and $11.2 million, or 36.5%, was allocated to commercial and industrial loans.

In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2013, approximately 48.3% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent recession has adversely affected real estate market values across the country and values may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, a large portion of loans in our loan portfolio and of our lending relationships is of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2013, our 10 largest borrowing relationships ranged from approximately $17.2 million to $21.9 million (including unfunded commitments) and averaged approximately $19.0 million in total commitments. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonperforming loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms, incorrectly value the collateral securing the repayment of their loans, or fail to detect or respond to a deterioration in loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of sustained economic weakness, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2013 was $30.7 million, or 1.07% of total gross loans.

If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses which could consequently have a material adverse effect on our business, financial condition, results of operations and prospects.

However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could consequently have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to design, implement and maintain effective internal controls over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal controls over financial reporting are necessary for us to provide reliable reports and prevent fraud.

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We cannot guarantee that we will not identify significant deficiencies and/or material weaknesses in our internal controls in the future, and our failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business strategy includes the continuation of our growth plans, and our business, financial condition, results of operations and prospects could be negatively affected if we fail to grow or fail to manage our growth effectively.

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

We may not be able to expand our presence in our existing markets or successfully enter new markets, and any expansion could adversely affect our results of operations. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Failure to manage our growth effectively could adversely affect our ability to successfully implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to successfully expand into new markets.

We have opened new offices in three primary markets (Pensacola, Florida, Mobile, Alabama and Nashville, Tennessee) in the past four years.  We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Our continued pace of growth will require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect our growth and/or our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of 40,000 shares of our senior non-cumulative perpetual preferred stock, Series A, par value $.001 per share (or “Series A Preferred Stock”) to the United States Department of the Treasury (“Treasury”) in connection with the Treasury’s Small Business Lending Fund program for gross proceeds of $40,000,000 on June 21, 2011;

•	the sale of an aggregate of 340,000 shares of our common stock at $30 per share, or $10,200,000, in a private placement completed on June 30, 2011;

•	the sale of $20,000,000 in 5.5% subordinated notes due November 9, 2022 to accredited investor purchasers, the proceeds of which were used to pay off $15,000,000 in our 8.5% subordinated debentures; and

•	the sale of an aggregate of 250,000 shares of our common stock at $41.50 per share, or $10,375,000, in a private placement completed on December 2, 2013.

After giving effect to these transactions, we will still continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable.  Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Unpredictable economic conditions or a natural disaster in the state of Alabama, the panhandle of the state of Florida or the Nashville, Tennessee area, particularly the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, the Pensacola-Ferry Pass-Brent, Florida MSA or the Nashville, Tennessee MSA, may have a material adverse effect on our financial performance.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our primary service areas within the state of Alabama, the panhandle of the state of Florida and the Nashville, Tennessee MSA. Therefore, our success will depend on the general economic conditions in these areas, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in Alabama, Florida or Tennessee, particularly in such markets, than those of larger, more geographically diverse competitors. For example, a downturn in the economy of any of our MSAs could make it more difficult for our borrowers in those markets to repay their loans and may lead to loan losses that we cannot offset through operations in other markets until we can expand our markets further. Our entry into the Pensacola, Florida and Mobile, Alabama markets increased our exposure to potential losses associated with hurricanes and similar natural disasters that are more common on the Gulf Coast than in our other markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Alabama, the panhandle of Florida or the Nashville, Tennessee MSA, or existing or prospective property or borrowers in such areas, may affect us and our profitability more significantly and more adversely than our more geographically diverse competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our results of operations.

We depend on our information technology and telecommunications systems and third-party servicers, and any systems failures or interruptions could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. For example, Jack Henry & Associates, Inc. provides our entire core banking system through a service bureau arrangement. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may bear costs associated with the proliferation of computer theft and cybercrime.

We necessarily collect, use and hold data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. It is difficult and near impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach of our data security. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be able to successfully expand into new markets.

We have opened new offices and operations in three primary markets (Pensacola, Florida, Mobile, Alabama and Nashville, Tennessee) in the past four years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could have a material adverse effect on our operating results and financial condition and our ability to expand into new markets.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth and may not even be able to expand our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several factors that were favorable until late 2008, such as a rising interest rate environment, a strong residential housing market or the ability to find suitable expansion opportunities.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. As a small commercial bank, we have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk.  Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our directors and executive officers own a significant portion of our common stock and can exert influence over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned approximately 16.46% of our outstanding common stock as of December 31, 2013. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

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

Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should hold higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us as a result of these policies could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The dividend rate on our Series A Preferred Stock fluctuates based on the changes in our “qualified small business lending” and other factors and may increase, which could adversely affect income to common stockholders.

We issued $40.0 million in Series A Preferred Stock to the Treasury on June 21, 2011 in connection with the Treasury’s Small Business Lending Fund program. Dividends on each share of our Series A Preferred Stock are payable on the liquidation amount at an annual rate calculated based upon the “percentage change in qualified lending” of the bank between each dividend period and the “baseline” level of “qualified small business lending” of the bank. Such dividend rate may vary from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and that portion of the nineteenth dividend period ending on the four and one-half year anniversary of the date of issuance of the Series A Preferred Stock (or, the dividend periods from October 1, 2013 through and including December 20, 2015). The dividend rate increases to a fixed rate of 9% after 4.5 years from the issuance of our Series A Preferred Stock (or, on December 21, 2015), regardless of the previous rate, until all of the preferred shares are redeemed. If we are unable to maintain our “qualified small business lending” at certain levels, if we fail to comply with certain other terms of our Series A Preferred Stock, or if we are unable to redeem our Series A Preferred Stock within 4.5 years following issuance, the dividend rate on our Series A Preferred Stock could result in materially greater dividend payments, which in turn could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat asset sensitive as of December 31, 2013, meaning that our net interest income and economic value of equity would increase more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 74.0% of the bank’s liabilities as of December 31, 2013 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 81.2% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2013, the fair value of our investment securities portfolio was approximately $257.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.  Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. However, in addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of any downgrade could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Industry

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could have a material adverse effect on our profitability.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA Patriot Act”) and other statutes relating to anti-money laundering compliance and customer privacy. The recent recession had major adverse effects on the banking and financial industry, during which time many institutions saw a significant amount of their market capitalization erode as they charged off loans and wrote down the value of other assets. As described above, recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on banks and bank holding companies like us.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than "small bank holding companies" (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 capital (that is, Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that now generally qualify as Tier 1 capital will not qualify or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the common equity Tier 1 capital ratio. In order to be a "well-capitalized" depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Generally, financial institutions will become subject to the Basel III Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the Securities and Exchange Commission (or, the “SEC”). These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a reporting company. Our expenses related to services rendered by our accountants, legal counsel and consultants have increased in order to ensure compliance with these laws and regulations that we became subject to as a reporting company and may increase further as we become a public company and grow in size. These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to us may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Alabama Banking Department periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of the bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

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

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additional regulatory requirements especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Dodd-Frank Act, and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material adverse effect on our business, financial condition, and results of operations and prospects.

Recent market conditions have adversely affected, and may continue to adversely affect, us, our customers and our industry.

Because our business is focused exclusively in the southeastern United States, we are particularly exposed to downturns in the U.S. economy in general and in the southeastern economy in particular. Beginning with the economic recession in 2008 and continuing through 2010, falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets may adversely affect our customers and thus our business, financial condition, and results of operations. A return of these conditions in the near future would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and have a material adverse effect on our business, financial condition, results of operations and prospects.

Current market volatility and industry developments may adversely affect our business and financial results.

The volatility in the capital and credit markets, along with the housing declines over the past years, has resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

Further, if other, particularly larger, financial institutions continue to fail to be adequately capitalized or funded, it may negatively impact our business and financial results. We routinely interact with numerous financial institutions in the ordinary course of business and are therefore exposed to operational and credit risk to those institutions. Failures of such institutions may significantly adversely impact our operations and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Changes in interest rates also affect the average life of loans and mortgage-backed securities. The relatively lower interest rates in recent periods have resulted in increased prepayments of loans and mortgage-backed securities as borrowers have refinanced their mortgages to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest such prepayments at rates which are comparable to the rates on the prepaid loans or securities. Our inability to manage interest rate risk and fluctuations could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in monetary policies may have a material adverse effect on our business.

Like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities. A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations. This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, material adverse effect on the operating results of financial institutions including our business. Borrowings by the United States government to finance government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions.  We do not have any control over monetary policies implemented by the Federal Reserve or otherwise and any changes in these policies could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

The rights of our common stockholders are subordinate to the rights of the holders of our Series A Preferred Stock and any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

We have issued 40,000 shares of our Series A Preferred Stock to the Treasury in connection with our participation in the Small Business Lending Fund program. These shares have certain rights that are senior to our common stock. As a result, we must make payments on the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our board of directors has the authority to issue in the aggregate up to one million shares of preferred stock, and to determine the terms of each issue of preferred stock, without stockholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

On September 19, 2013, we announced the approval of the initiation of quarterly cash dividends beginning in 2014. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, our bank is subject to restrictions on the payment of dividends to us, which are similar to those applicable to national banks. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2013, our bank could pay approximately $110.9 million of dividends to us without prior approval of the Superintendent of Banks of the Alabama Banking Department (the “Superintendent”). However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

Alabama and Delaware law limit the ability of others to acquire the bank, which may restrict your ability to fully realize the value of your common stock.

In many cases, stockholders receive a premium for their shares when one company purchases another.  Alabama and Delaware law make it difficult for anyone to purchase the bank or us without approval of our board of directors. Thus, your ability to realize the potential benefits of any sale by us may be limited, even if such sale would represent a greater value for stockholders than our continued independent operation.

There are limitations on your ability to transfer your common stock.

There currently is no public trading market for the shares of our common stock. However, a brokerage firm may create a market for our common stock on the OTC/Bulletin Board or Pink Sheets without our participation or approval upon the filing and approval by the FINRA OTC Compliance Unit of a Form 211. As a result, unless a Form 211 is filed and approved or we register shares of our common stock with the SEC and list such shares on a national exchange, stockholders who may wish or need to dispose of all or part of their investment in our common stock may not be able to do so effectively except by private direct negotiations with third parties, assuming that third parties are willing to purchase our common stock.

Our Certificate of Incorporation, as amended, authorizes the issuance of preferred stock which could adversely affect holders of our common stock and discourage a takeover of us by a third party.

Our certificate of incorporation, as amended (or, our “charter”) authorizes our board of directors to issue up to 1,000,000 shares of preferred stock without any further action on the part of our stockholders. In 2011, we issued 40,000 shares of our Series A Preferred Stock with certain rights and preferences set forth in the certificate of designation for such preferred stock. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of the stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

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

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult

Certain provisions of our charter and bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	provide that special meetings of stockholders may be called at any time by the Chairman of our board of directors, by the President or by order of the board of directors;

•	enable our board of directors to issue preferred stock up to the authorized amount, with such preferences, limitations and relative rights, including voting rights, as may be determined from time to time by the board;

•	enable our board of directors to increase the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at the meeting;

•	enable our board of directors to amend our bylaws without stockholder approval; and

•	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose).

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

                None.

ITEM 2.   PROPERTIES.

        We operate through 13 banking offices, including our loan production office in Nashville Tennessee.  Our Shades Creek Parkway office also includes our corporate headquarters.  We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new.  The following table gives pertinent details about our banking offices.

State
MSA			Owned or
Office Address	City	Zip Code	Leased	Date Opened
Alabama:
Birmingham-Hoover:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
64 North Royal Street	Mobile	36602	Leased	7/9/2012

Total Offices in Alabama		9 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Balen Street	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

Tennessee:
Nashville:
611 Commerce Street (2)	Nashville	37203	Leased	6/4/2013

Total offices		13 Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. Consequently, we have infrequent secondary trades in our common stock. The most recent sale of our common stock was at $41.50 per share on February 4, 2014. As of February 28, 2014, we had 1,562 stockholders of record holding 7,420,812 outstanding shares of our common stock. As of December 31, 2013, we had 816,500 shares of our common stock currently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan and the 2009 Stock Incentive Plan and 78,500 shares issued with restrictions under our 2009 Stock Incentive Plan,.

Dividends

We paid a cash dividend of $0.50 per common share on December 31, 2012 and $0.50 per common share on December 16, 2013. In September 2013, we announced a plan to initiate the payment of a quarterly cash dividend beginning in 2014. The first quarterly cash dividend of $0.15 per common share will be payable on April 14, 2014 to stockholders of record as of April 7, 2014. Future declarations of quarterly cash dividends will be subject to the approval of the Board and may be adjusted as business needs or market conditions change.  The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that the Bank pays to us as its sole stockholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a more complete discussion on the restrictions on dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1. We also pay quarterly dividends on our 40,000 shares of outstanding Non-cumulative Perpetual Preferred Stock pursuant to its Certificate of Designation.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2013 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2013.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2013 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Stock Incentive Plan and other options or warrants issued outside of such plans.

Plan Category	Number of Securities Issued/To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Award-Plans Approved by Security Holders	806,500	$24.15	217,670
Equity Compensation Awards-Plans Not Approved by Security Holders	48,300	17.59	-
Total	854,800	$23.77	217,670

We award stock options as incentive to employees, officers, directors and consultants to attract or retain these individuals, to maintain and enhance our long-term performance and profitability, and to allow these individuals to acquire an ownership interest in our Company. Our compensation committee administers this program, making all decisions regarding grants and amendments to these awards. An incentive stock option may not be exercised later than 90 days after an option holder terminates his or her employment with us unless such termination is a consequence of such option holder’s death or disability, in which case the option period may be extended for up to one year after termination of employment. All of our issued options will vest immediately upon a transaction in which we merge or consolidate with or into any other corporation (unless we are the surviving corporation), or sell or otherwise transfer our property, assets or business substantially in its entirety to a successor corporation. At that time, upon the exercise of an option, the option holder will receive the number of shares of stock or other securities or property, including cash, to which the holder of a like number of shares of common stock would have been entitled upon the merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto. All of our issued options have a term of 10 years. This means the options must be exercised within 10 years from the date of the grant.

We have granted 78,500 shares of restricted stock under the 2009 Stock Incentive Plan. These shares generally vest between three and five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

We granted warrants to purchase 15,000 shares of our common stock with an exercise price of $25.00 per share in the second quarter of 2009. These warrants were issued in connection with the sale of a $5,000,000 subordinated note of the Bank, which was paid off on June 1, 2012.

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

The following graph compares the change in cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Banks Index and the S&P Stock Index from December 31, 2008 through December 31, 2013. This comparison assumes $100 invested on December 31, 2008 in (a) our common stock, (b) the NASDAQ Banks Index, and (c) the NASDAQ Composite Stock Index. Our common stock is not traded on any exchange or national market system, and prices for our stock are determined based on actual prices at which our stock has been sold in arm’s-length private placements completed prior to each point in time represented in the graph. Such prices are not necessarily indicative of the prices that would result from transactions conducted on an exchange.

	Date
Index:	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ServisFirst Bancshares, Inc.	100.00	100.00	100.00	120.00	123.00	166.00
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84
NASDAQ Bank	100.00	81.50	91.18	79.85	92.46	128.43

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$3,520,699	$2,906,314	$2,460,785	$1,935,166	$1,573,497
Total Loans	2,858,868	2,363,182	1,830,742	1,394,818	1,207,084
Loans, net	2,828,205	2,336,924	1,808,712	1,376,741	1,192,173
Securities available for sale	266,220	233,877	293,809	276,959	255,453
Securities held to maturity	32,274	25,967	15,209	5,234	645
Cash and due from banks	61,370	58,031	43,018	27,454	26,982
Interest-bearing balances with banks	188,411	119,423	99,350	204,278	48,544
Fed funds sold	8,634	3,291	100,565	346	680
Mortgage loans held for sale	8,134	25,826	17,859	7,875	6,202
Restricted equity securities	3,738	3,941	3,501	3,510	3,241
Premises and equipment, net	8,351	8,847	4,591	4,450	5,088
Deposits	3,019,642	2,511,572	2,143,887	1,758,716	1,432,355
Other borrowings	194,320	136,982	84,219	24,937	24,922
Subordinated debentures	-	15,050	30,514	30,420	15,228
Other liabilities	9,545	9,453	5,873	3,993	3,370
Stockholders' Equity	297,192	233,257	196,292	117,100	97,622
Selected income Statement Data:
Interest income	$126,081	$109,023	$91,411	$78,146	$62,197
Interest expense	13,619	14,901	16,080	15,260	18,337
Net interest income	112,462	94,122	75,331	62,886	43,860
Provision for loan losses	13,008	9,100	8,972	10,350	10,685
Net interest income after provision for loan losses	99,454	85,022	66,359	52,536	33,175
Noninterest income	10,010	9,643	6,926	5,169	4,413
Noninterest expense	47,489	43,100	37,458	30,969	28,930
Income before income taxes	61,975	51,565	35,827	26,736	8,658
Income taxes expenses	20,358	17,120	12,389	9,358	2,780
Net income	41,617	34,445	23,438	17,378	5,878
Net income available to common stockholders	41,201	34,045	23,238	17,378	5,878
Per common Share Data:
Net income, basic	$6.00	$5.68	$4.03	$3.15	$1.07
Net income, diluted	5.69	4.99	$3.53	$2.84	$1.02
Book value	35.00	30.84	$26.34	$21.19	$17.71
Weighted average shares outstanding:
Basic	6,869,071	5,996,437	5,759,524	5,519,151	5,485,972
Diluted	7,268,675	6,941,752	6,749,163	6,294,604	5,787,643
Actual shares outstanding	7,346,512	6,268,812	5,932,182	5,527,482	5,513,482
Selected Performance Ratios:
Return on average assets	1.31%	1.30%	1.11%	1.04%	0.43%
Return on average stockholders' equity	15.55%	15.81%	14.73%	15.86%	6.33%
Dividend payout ratio	8.79%	10.02%	-%	-%	-%
Net interest margin (1)	3.80%	3.80%	3.79%	3.94%	3.31%
Efficiency ratio (2)	38.78%	41.54%	45.54%	45.51%	59.57%
Asset quality Ratios:
Net charge-offs to average loans outstanding	0.33%	0.24%	0.32%	0.55%	0.60%
Non-performing loans to totals loans	0.34%	0.44%	0.75%	1.03%	1.01%
Non-performing assets to total assets	0.64%	0.69%	1.06%	1.10%	1.57%
Allowance for loan losses to total gross loans	1.07%	1.11%	1.20%	1.30%	1.24%
Allowance for loan losses to total non-performing loans	314.94%	253.50%	159.96%	126.00%	122.34%
Liquidity Ratios:
Net loans to total deposits	93.66%	93.05%	84.37%	78.28%	83.23%
Net average loans to average earning assets	84.65%	79.82%	76.71%	78.04%	80.06%
Noninterest-bearing deposits to total deposits	21.54%	21.71%	16.96%	14.24%	14.75%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	8.44%	8.03%	7.97%	6.05%	6.20%
Total risked-based capital (3)	11.73%	11.78%	12.79%	11.82%	10.48%
Tier 1 capital (4)	10.00%	9.89%	11.39%	10.22%	8.89%
Leverage ratio (5)	8.48%	8.43%	9.17%	7.77%	6.97%
Growth Ratios:
Percentage change in net income	20.82%	46.96%	34.87%	195.64%	(16.10)%
Percentage change in diluted net income per share	14.03%	41.36%	24.30%	178.43%	(22.14)%
Percentage change in assets	21.14%	18.11%	27.16%	22.99%	35.38%
Percentage change in net loans	21.02%	29.20%	31.38%	15.48%	24.49%
Percentage change in deposits	20.23%	17.15%	21.90%	22.78%	38.08%
Percentage change in equity	27.41%	18.83%	67.63%	19.95%	12.49%

Percentage change in equity
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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 12 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile and Houston Counties in Alabama, and in Escambia County in Florida. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, and in the Pensacola-Ferry Pass-Brent, Florida MSA. Additionally, we opened a loan production office in Nashville, Tennessee in June 2013. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Results of Operations

Net Income

Net income available to common stockholders was $41.2 million for the year ended December 31, 2013, compared to $34.0 million for the year ended December 31, 2012. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.4 million, or 19.6%, to $112.5 million in 2013 from $94.1 million in 2012. Noninterest income increased $0.4 million, or 4.2%, to $10.0 million in 2013 from $9.6 million in 2012. Noninterest expense increased by $4.4 million, or 10.2%, to $47.5 million in 2013 from $43.1 million in 2012. Basic and diluted net income per common share were $6.00 and $5.69, respectively, for the year ended December 31, 2013, compared to $5.68 and $4.99, respectively, for the year ended December 31, 2012. Return on average assets was 1.31% in 2013, compared to 1.30% in 2012, and return on average stockholders’ equity was 15.55% in 2013, compared to 15.81% in 2012.

Net income for the year ended December 31, 2012 was $34.0 million, compared to net income of $23.2 million for the year ended December 31, 2011. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.8 million, or 25.0%, to $94.1 million in 2012 from $75.3 million in 2011. Noninterest income increased $2.7 million, or 39.1%, to $9.6 million in 2012 from $6.9 million in 2011. Noninterest expense increased by $5.6 million, or 14.9%, to $43.1 million in 2012 from $37.5 million in 2011. Basic and diluted net income per common share were $5.68 and $4.99, respectively, for the year ended December 31, 2012, compared to $4.03 and $3.53, respectively, for the year ended December 31, 2011. Return on average assets was 1.30% in 2012, compared to 1.11% in 2011, and return on average stockholders’ equity was 15.81% in 2012, compared to 14.73% in 2011.

The following table presents some ratios of our results of operations for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
	2013	2012	2011
Return on average assets	1.31%	1.30%	1.11%
Return on average stockholders' equity	15.55%	15.81%	14.73%
Dividend payout ratio	8.79%	10.02%	-%
Average stockholders' equity to average total assets	8.43%	8.19%	7.56%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2013 compared to 2012, and for the years ended December 31, 2012 compared to 2011, respectively.

	Year Ended December 31,
	2013	2012	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$126,081	$109,023	15.65%
Interest expense	13,619	14,901	-8.60%
Net interest income	112,462	94,122	19.49%
Provision for loan losses	13,008	9,100	42.95%
Net interest income after provision for loan losses	99,454	85,022	16.97%
Noninterest income	10,010	9,643	3.81%
Noninterest expense	47,489	43,100	10.18%
Net income before taxes	61,975	51,565	20.19%
Taxes	20,358	17,120	18.91%
Net income	41,617	34,445	20.82%
Dividends on preferred stock	416	400	4.00%
Net income available to common stockholders	$41,201	$34,045	21.02%

	Year Ended December 31,
	2012	2011	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$109,023	$91,411	19.27%
Interest expense	14,901	16,080	-7.33%
Net interest income	94,122	75,331	24.94%
Provision for loan losses	9,100	8,972	1.43%
Net interest income after provision for loan losses	85,022	66,359	28.12%
Noninterest income	9,643	6,926	39.23%
Noninterest expense	43,100	37,458	15.06%
Net income before taxes	51,565	35,827	43.93%
Taxes	17,120	12,389	38.19%
Net income	34,445	23,438	46.96%
Dividends on preferred stock	400	200	100.00%
Net income available to common stockholders	$34,045	$23,238	46.51%

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

Net interest income increased $18.4 million, or 19.5%, to $112.5 million for the year ended December 31, 2013 from $94.1 million for the year ended December 31, 2012. This was due to an increase in total interest income of $17.1 million, or 15.6%, and a decrease in total interest expense of $1.3 million, or a 8.6% reduction. The increase in total interest income was primarily attributable to a 26.50% increase in average loans outstanding from 2012 to 2013, which was the result of growth in all of our markets, including in Mobile, Alabama and Nashville, Tennessee, our two newest markets.

Net interest income increased $18.8 million, or 24.9%, to $94.1 million for the year ended December 31, 2012 from $75.3 million for the year ended December 31, 2011. This was due to an increase in total interest income of $17.6 million, or 19.3%, and a decrease in total interest expense of $1.2 million, or -7.3%. The increase in total interest income was primarily attributable to a 29.30% increase in average loans outstanding from 2011 to 2012, which was the result of growth in all of our markets, including in Pensacola, Florida, our newest market entrance in 2011.

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

The following table shows, for the twelve months ended December 31, 2013, 2012 and 2011, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Year Ended December 31,
(In thousands, except Average Yields and Rates)

	2013			2012			2011
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income

Taxable (1)	$2,573,621	$118,032	4.59%	$2,034,478	$100,143	4.92%	$1,573,500	$82,083	5.22%
Tax-exempt (2)	3,274	170	5.19	1,631	95	5.82	-	-	-
Mortgage loans held for sale	12,953	306	2.36	17,905	349	1.95	7,556	211	2.79
Securities:
Taxable	149,996	3,906	2.60	184,174	4,815	2.61	188,315	5,721	3.04
Tax-exempt (2)	115,829	4,884	4.22	100,926	4,683	4.64	82,239	4,275	5.20
Total securities (3)	265,825	8,790	3.31	285,100	9,498	3.33	270,554	9,996	3.69
Federal funds sold	44,106	110	0.25	94,425	196	0.21	85,825	176	0.21
Restricted equity securities	4,299	93	2.16	4,434	104	2.35	4,259	74	1.74
Interest-bearing balances with banks	100,417	280	0.28	80,170	200	0.25	83,152	203	0.24

Total interest-earning assets	$3,004,495	$127,781	4.25%	$2,518,143	$110,585	4.39%	$2,024,846	$92,743	4.58%
Non-interest-earning assets:
Cash and due from banks	45,528			38,467			28,304
Net premises and equipment	9,148			6,074			4,813
Allowance for loan losses,
accrued interest and
other assets	84,297			65,504			29,094
Total assets	$3,143,468			$2,628,188			$2,087,057

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$433,931	$1,201	0.28%	$351,975	$1,074	0.31%	$303,165	$1,133	0.37%
Savings	21,793	61	0.28	17,081	48	0.28	10,088	47	0.47

Money market	1,244,957	5,810	0.47	1,042,870	5,820	0.56	902,290	6,675	0.74
Time deposits	404,927	4,758	1.18	398,552	5,307	1.33	330,221	5,192	1.57
Federal funds purchased	167,063	462	0.28	88,732	222	0.25	19,335	49	0.25
Other borrowings	21,780	1,327	6.09	33,126	2,430	7.34	41,866	2,984	7.13

Total interest-bearing liabilities	$2,294,451	$13,619	0.59%	$1,932,336	$14,901	0.77%	$1,606,965	$16,080	1.00%
Non-interest-bearing liabilities:

Non-interest-bearing checking	576,072			474,284			315,781
Other liabilities	7,835			6,200			6,580
Stockholders' equity	259,631			207,656			145,050
Unrealized gains on securities and derivatives	5,479			7,712			12,681

Total liabilities and stockholders' equity	$3,143,468			$2,628,188			$2,087,057
Net interest spread			3.66%			3.62%			3.58%
Net interest margin			3.80%			3.80%			3.79%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $551,000, $372,000 and $538,000 are included in interest income in 2013, 2012 and 2011, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $8,408,000, $11,998,000 and $7,624,000 are excluded from the yield calculation in 2013, 2012 and 2011, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2013 Compared to 2012 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2012 Compared to 2011 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income
Taxable	$25,097	$(7,208)	$17,889	$22,910	$(4,850)	$18,060
Tax-exempt	86	(11)	75	95	-	95
Mortgages held for sale	(108)	65	(43)	218	(80)	138
Taxable	(890)	(19)	(909)	(124)	(782)	(906)
Tax-exempt	652	(451)	201	900	(492)	408
Federal funds sold	(119)	33	(86)	18	2	20
Restricted equity securities	(3)	(8)	(11)	3	27	30
Interest-bearing balances with banks	54	26	80	(7)	4	(3)
Total interest-earning assets	24,769	(7,573)	17,196	24,013	(6,171)	17,842

Interest-bearing liabilities:
Interest-bearing demand deposits	234	(107)	127	167	(226)	(59)
Savings	13	-	13	25	(24)	1
Money market	1,028	(1,038)	(10)	941	(1,796)	(855)
Time deposits	84	(633)	(549)	980	(865)	115
Federal funds purchased	215	25	240	174	(1)	173
Other borrowed funds	(738)	(365)	(1,103)	(641)	87	(554)
Total interest-bearing liabilities	836	(2,118)	(1,282)	1,646	(2,825)	(1,179)
Increase in net interest income	$23,933	$(5,455)	$18,478	$22,367	$(3,346)	$19,021

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

Our net interest spread and net interest margin were 3.66% and 3.80%, respectively, for the year ended December 31, 2013, compared to 3.62% and 3.80%, respectively, for the year ended December 31, 2012. Our average interest-earning assets for the year ended December 31, 2013 increased $486.4 million, or 19.3%, to $3.0 billion from $2.5 billion for the year ended December 31, 2012. This increase in our average interest-earning assets was due to continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $362.1 million, or 18.7%, to $2.3 billion for the year ended December 31, 2013 from $1.9 billion for the year ended December 31, 2012. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. The ratio of our average interest-earning assets to average interest-bearing liabilities was 130.9% and 130.3% for the years ended December 31, 2013 and 2012, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.25% for the year ended December 31, 2013, compared to 4.39% for the year ended December 31, 2012. The average rate paid on interest-bearing liabilities was 0.59% for the year ended December 31, 2013, compared to 0.77% for the year ended December 31, 2012.

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

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2013, total loans rated Special Mention, Substandard, and Doubtful were $93.2 million, or 3.3% of total loans, compared to $100.7 million, or 4.3% of total loans, at December 31, 2012. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $13.0 million for the year ended December 31, 2013, an increase of $3.9 million from $9.1 million in 2012. This increase in provision expense for loan losses is primarily attributable to growth in the loan portfolio and elevated net charge-offs for 2013 compared to 2012. Our management maintains a proactive approach in managing nonperforming loans, which decreased to $9.7 million, or 0.34%, of total loans at December 31, 2013 from $10.4 million, or 0.44%, of total loans at December 31, 2012. During 2013, we had net charged-off loans totaling $8.6 million, compared to net charged-off loans of $4.9 million for 2012. The ratio of net charged-off loans to average loans was 0.33% for 2013 compared to 0.24% for 2012. The allowance for loan losses totaled $30.7 million, or 1.07% of loans, net of unearned income, at December 31, 2013, compared to $26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012.

The provision expense for loan losses was $9.1 million for the year ended December 31, 2012, an increase of $0.1 million from $9.0 million in 2011. Also, nonperforming loans decreased to $10.4 million, or 0.44% of total loans, at December 31, 2012, from $13.8 million, or 0.75% of total loans, at December 31, 2011. During 2012, we had net charged-off loans totaling $4.9 million, compared to net charged-off loans of $5.0 million for 2011. The ratio of net charged-off loans to average loans was 0.24% for 2012 compared to 0.32% for 2011. The allowance for loan losses totaled $26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012, compared to $22.0 million, or 1.20% of loans, net of unearned income, at December 31, 2011.

Noninterest Income

Noninterest income increased $0.4 million, or 4.2%, to $10.0 million in 2013 from $9.6 million in 2012. Service charges on deposit accounts increased $0.4 million, or 14.3%, to $3.2 million in 2013 compared to 2012 due to increases in the number of accounts. Increases in the cash surrender value of bank-owned life insurance contracts were up $0.4 million, or 25.0%, to $2.0 million in 2013 compared to 2012 which is the result of additional investment of $10.0 million in such contracts in September 2013. Other operating income increased $0.4 million, or 23.5%, to $2.1 million in 2013 compared to 2012. Mortgage banking income decreased $1.1 million, or 30.6%, to $2.5 million in 2013 compared to 2012. Higher mortgage rates and a general slow-down in refinance activity during 2013 compared to 2012 lead to lower mortgage banking revenue.

Noninterest income increased $2.7 million, or 39.1%, to $9.6 million in 2012 from $6.9 million in 2011. Increases in the cash surrender value of bank-owned life insurance contracts of $1.6 million in 2012, compared to $0.4 million in 2011, was a major component of the increase in noninterest income from 2011 to 2012. Service charges on deposit accounts increased $0.5 million, or 21.7%, to $2.8 million in 2012 compared to 2011. The average balances on transaction deposit accounts, from which service fees are derived, were up $354.9 million, or 23.2%, from 2012 to 2013. We also dropped our earnings credit rate paid on deposits in April 2012 from 0.50% to 0.35%, which contributed to somewhat higher service fee income. Interchange income from credit card activity increased from $0.5 million in 2011 to $1.0 million in 2012, resulting from increases in the number of cards sold, and from increased spending on existing cards. There were no gains on the sale of available-for-sale securities during 2012, compared to $0.7 million during 2011.

Noninterest Expense

Noninterest expenses increased $4.4 million, or 10.2%, to $47.5 million for the year ended December 31, 2013 from $43.1 million for the year ended December 31, 2012. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion, increased incentive pay, and general merit increases. We had 262 full-time equivalent employees at December 31, 2013 compared to 234 at December 31, 2012. Equipment and occupancy expense increased $1.2 million, or 30.0%, to $5.2 million in 2013 compared to $4.0 million in 2012. Much of this increase is the result of operating an airplane we purchased in the fourth quarter of 2012. Additionally, we opened a new loan production office in Nashville, Tennessee and expanded our space in our Mobile, Alabama office. FDIC assessments were up $0.2 million, or 12.5%, to $1.8 million in 2013 from $1.6 million in 2012, mostly a result of increases in total assets, which is the major component of our assessment base. OREO expense decreased $1.3 million, or 48.1%, to $1.4 million in 2013 from $2.7 million in 2012. This large decrease was the result of fewer write-downs in residential development properties during 2013 compared to 2012. Other noninterest expenses increased $0.2 million, or 1.9%, to $10.9 million compared to $10.7 million in 2012.

Noninterest expenses increased $5.6 million, or 14.9%, to $43.1 million for the year ended December 31, 2012 from $37.5 million for the year ended December 31, 2011. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion. We had 234 full-time equivalent employees at December 31, 2012 compared to 210 at December 31, 2011. Equipment and occupancy expense increased $0.3 million, or 8.1% as a result of the opening of a new office in our Pensacola, Florida market. This office is housed in an owned facility. FDIC assessments expensed during 2012 were down $0.2 million, or 11.1%, from $1.8 million in 2011 to $1.6 million in 2012. This was the result of changes by the FDIC, under the Dodd-Frank Act, in how the assessment base is determined, and at what rates assessments are charged. These changes took effect during the second quarter of 2011. OREO expense increased $1.9 million, or 237.5%, from $0.8 million in 2011 to $2.7 million in 2012. This increase was the result of increased write-downs in the value of residential development properties in various stages of completion. Other noninterest expenses increased $0.3 million, or 2.9%, to $10.7 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011. Other expenses in 2011 included $738,000 in prepayment penalties incurred as a result of our prepayment of FHLB debt. Offsetting this during 2012 were increases in credit card processing expenses and other loan expenses.

Income Tax Expense

Income tax expense was $20.4 million for the year ended December 31, 2013 compared to $17.1 million in 2012 and $12.4 million in 2011. Our effective tax rates for 2013, 2012 and 2011 were 32.85%, 33.20% and 34.58%, respectively. Our primary permanent differences are related to tax exempt income on securities and, Alabama income tax benefits on real estate investment trust dividends and incentive stock option expenses.

We invested $65.0 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

We created real estate investment trusts for the purposes of isolating certain real estate loans in Alabama and Florida for tracking purposes. The trusts are wholly-owned subsidiaries of a trust holding company, which in turn is a wholly-owned subsidiary of the Bank. The trusts pay a dividend of their net earnings, primarily interest income derived from the loans they hold, to the Bank, which receives a deduction for state income tax.

Financial Condition

Assets

Total assets at December 31, 2013, were $3.5 billion, an increase of $0.6 billion, or 20.7% over total assets of $2.9 billion at December 31, 2012. Average assets for the year ended December 31, 2013 were $3.1 billion, an increase of $0.5 billion, or 23.8%, over average assets of $2.6 billion for the year ended December 31, 2012. Loan growth was the primary reason for the increase. Year-end 2013 loans were $2.9 billion, up $0.5 billion, or 20.8%, over year-end 2012 total loans of $2.4 billion.

Total assets at December 31, 2012, were $2.9 billion, an increase of $0.4 billion, or 16.0% over total assets of $2.5 billion at December 31, 2011. Average assets for the year ended December 31, 2012 were $2.6 billion, an increase of $0.5 billion, or 23.8%, over average assets of $2.1 billion for the year ended December 31, 2011. Loan growth was the primary reason for the increase. Year-end 2012 loans were $2.4 billion, up $0.6 billion, or 33.3%, over year-end 2011 total loans of $1.8 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2013 were $3.4 billion, or 97.6% of total assets of $3.5 billion. Earning assets at December 31, 2012 were $2.8 billion, or 97.5% of total assets of $2.9 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2013, mortgage-backed securities represented 39% of the investment portfolio, state and municipal securities represented 45% of the investment portfolio, U.S. Treasury and government agencies represented 11% of the investment portfolio, and corporate debt represented 5% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2013, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $292.5 million at December 31, 2013, compared to $248.6 million at December 31, 2012. All such securities held are traded in liquid markets. The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
Securities Available for Sale
U.S. Treasury and government agencies	$31,641	$27,360	$98,169
Mortgage-backed securities	85,764	69,298	88,118
State and municipal securities	127,083	112,319	95,331
Corporate debt	15,738	13,677	1,030
Total	$260,226	$222,654	$282,648
Securities Held to Maturity
Mortgage-backed securities	$26,730	$20,429	$9,676
State and municipal securities	5,544	5,538	5,533
Total	$32,274	$25,967	$15,209

The following table presents the amortized cost of our securities as of December 31, 2013 and 2012 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
At December 31, 2013:
Securities Available for Sale:
U.S. Treasury and government agencies	$59	$22,676	$8,906	$-	$31,641
Mortgage-backed securities	195	83,929	1,147	493	85,764
State and municipal securities	5,600	70,106	50,283	1,094	127,083
Corporate debt	-	9,753	5,985	-	15,738
Total	$5,854	$186,464	$66,321	$1,587	$260,226

Tax-equivalent Yield
U.S. Treasury and government agencies	5.02%	2.17%	2.31%	-%	2.21%
Mortgage-backed securities	8.47	2.99	3.51	3.46	3.01
State and municipal securities	4.95	3.54	4.53	6.17	4.02
Corporate debt	-	1.33	1.17	-	1.27
Weighted average yield	5.07%	3.01%	3.91%	5.33%	3.30%

Securities Held to Maturity:
Mortgage-backed securities	$-	$2,382	$24,348	$-	$26,730
State and municipal securities	-	-	-	5,544	5,544
Total	$-	$2,382	$24,348	$5,544	$32,274

Tax-equivalent Yield
Mortgage-backed securities	-%	3.94%	2.69%	-%	2.80%
State and municipal securities	-	-	-	6.27	6.27
Weighted average yield	-%	3.94%	2.69%	6.27%	3.40%

 (1) Yields are presented on a fully-taxable equivalent basis using a tax rate of 35%.

At December 31, 2013, we had $8.6 million in federal funds sold, compared with $3.3 million at December 31, 2012. At the end of each of the two years, we shifted balances held at correspondent banks to our reserve account at the Federal Reserve Bank of Atlanta to gain favorable capital treatment. At year-end 2013, there were no holdings of securities of any issuer, other than US government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $2.859 billion at December 31, 2013. The following table shows the percentage of our total loan portfolio by MSA. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	50%
Huntsville, AL MSA	15%
Montgomery, AL MSA	10%
Dothan, AL MSA	13%
Mobile, AL MSA	3%
Total Alabama MSAs	91%
Pensacola, FL MSA	8%
Nashville, TN MSA	1%

The following table details our loans at December 31, 2013, 2012, 2011, 2010 and 2009:

	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,278,649	$1,030,990	$799,464	$536,620	$461,088
Real estate - construction	151,868	158,361	151,218	172,055	224,178
Real estate - mortgage:
Owner-occupied commercial	710,372	568,041	398,601	270,767	203,983
1-4 family mortgage	278,621	235,909	205,182	199,236	165,512
Other mortgage	391,396	323,599	235,251	178,793	119,749
Total real estate - mortgage	1,380,389	1,127,549	839,034	648,796	489,244
Consumer	47,962	46,282	41,026	37,347	32,574
Total Loans	2,858,868	2,363,182	1,830,742	1,394,818	1,207,084
Less: Allowance for loan losses	(30,663)	(26,258)	(22,030)	(18,077)	(14,737)
Net Loans	$2,828,205	$2,336,924	$1,808,712	$1,376,741	$1,192,347

The following table details the percentage composition of our loan portfolio by type at December 31, 2013, 2012, 2011, 2010 and 2009:

	2013	2012	2011	2010	2009
Commercial, financial and agricultural	44.73%	43.63%	43.67%	38.47%	38.20%
Real estate - construction	5.31	6.70	8.26	12.34	18.57
Real estate - mortgage:
Owner-occupied commercial	24.85	24.04	21.77	19.41	16.90
1-4 family mortgage	9.74	9.98	11.21	14.28	13.71
Other mortgage	13.69	13.69	12.85	12.82	9.92
Total real estate - mortgage	48.28	47.71	45.83	46.51	40.53
Consumer	1.68	1.96	2.24	2.68	2.70
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2013:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$717,845	$482,849	$77,955	$1,278,649
Real estate - construction	81,886	56,776	13,206	151,868
Real estate - mortgage:
Owner-occupied commercial	71,785	405,715	232,872	710,372
1-4 family mortgage	42,147	204,955	31,519	278,621
Other mortgage	75,648	261,341	54,407	391,396
Total Real estate - mortgage	189,580	872,011	318,798	1,380,389
Consumer	33,369	13,996	597	47,962
Total Loans	$1,022,680	$1,425,632	$410,556	$2,858,868
Less: Allowance for loan losses				(30,663)
Net Loans				$2,828,205

Interest rate sensitivity:
Fixed interest rates	$197,627	$933,986	$263,538	$1,395,151
Floating or adjustable rates	825,053	491,646	147,018	1,463,717
Total	$1,022,680	$1,425,632	$410,556	$2,858,868

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for 2013 was 0.33%, compared to 0.24% for 2012. The largest balance of our charge-offs is on real estate construction loans. Real estate construction loans represent 5.31% of our loan portfolio.

Analysis of the Allowance for Loan Losses
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$26,258	$22,030	$18,077	$14,737	$10,602
Charge-offs:
Commercial, financial and agricultural	(1,932)	(1,106)	(1,096)	(1,667)	(2,616)
Real estate - construction	(4,829)	(3,088)	(2,594)	(3,488)	(3,322)
Real estate - mortgage:
Owner occupied commercial	(1,100)	(250)	-	(548)	-
1-4 family mortgage	(941)	(311)	(1,096)	(1,227)	(522)
Other mortgage	-	(99)	-	-	(9)
Total real estate mortgage	(2,041)	(660)	(1,096)	(1,775)	(531)
Consumer	(210)	(901)	(867)	(278)	(207)
Total charge-offs	(9,012)	(5,755)	(5,653)	(7,208)	(6,676)
Recoveries:
Commercial, financial and agricultural	66	125	361	97	-
Real estate - construction	296	58	180	53	108
Real estate - mortgage:
Owner occupied commercial	32	-	12	12	-
1-4 family mortgage	4	692	-	20	3
Other mortgage	-	-	-	-	-
Total real estate mortgage	36	692	12	32	3
Consumer	11	8	81	16	15
Total recoveries	409	883	634	198	126

Net charge-offs	(8,603)	(4,872)	(5,019)	(7,010)	(6,550)

Provision for loan losses charged to expense	13,008	9,100	8,972	10,350	10,685

Allowance for loan losses at end of period	$30,663	$26,258	$22,030	$18,077	$14,737

As a percent of year to date average loans:
Net charge-offs	0.33%	0.24%	0.32%	0.55%	0.60%
Provision for loan losses	0.50%	0.45%	0.57%	0.81%	1.00%
Allowance for loan losses as a percentage of:
Year-end loans	1.07%	1.11%	1.20%	1.30%	1.24%
Nonperforming assets	135.70%	130.77%	84.48%	84.82%	60.34%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2013.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2013		2012		2011		2010		2009
		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$11,170	44.73%	$8,233	43.63%	$6,627	43.67%	$5,348	38.47%	$3,135	38.20%
Real estate -
construction	5,809	5.31	6,511	6.70	6,542	8.26	6,373	12.34	6,295	18.57
Real estate - mortgage	7,495	48.28	4,912	47.71	3,295	45.83	2,443	46.51	2,102	40.53

Consumer	855	1.68	199	1.96	531	2.24	749	2.68	115	2.70
Qualitative factors	5,334	-	6,403	-	5,035	-	3,164	-	3,090	-
Total	$30,663	100.00%	$26,258	100.00%	$22,030	100.00%	$18,077	100.00%	$14,737	100.00%

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

As of December 31, 2013, we had impaired loans of $32.0 million inclusive of nonaccrual loans, a decrease of $5.4 million from $37.4 million as of December 31, 2012. We allocated $6.3 million of our allowance for loan losses at December 31, 2013 to these impaired loans. We had previous write-downs against impaired loans of $1.3 million at December 31, 2013, compared to $2.6 million at December 31, 2012. The average balance for 2013 of loans impaired as of December 31, 2013 was $30.7 million. Interest income foregone throughout the year on impaired loans was $972,000 for the year ended December 31, 2013, and we recognized $1.1 million of interest income on these impaired loans for the year ended December 31, 2013. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $32.0 million of impaired loans reported as of December 31, 2013, $9.2 million were real estate construction loans, $12.3 million were residential real estate loans, $3.9 million were commercial and industrial loans, $2.1 million were commercial real estate loans and $3.8 million were other mortgage loans. Of the $9.2 million of impaired real estate construction loans, $7.3 million (a total of 23 loans with six builders) were residential construction loans, and $135,000 consisted of various residential lot loans to two builders.

The Bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.

•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

•	We require updated financial information, global inventory aging and interest carry analysis for existing builders to help identify potential future loan payment problems.

•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2013, 2012, 2011, 2010 and 2009:

	2013		2012		2011		2010		2009
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial
and agricultural	$1,714	9	$276	2	$1,179	7	$2,164	8	$2,032	2
Real estate -
construction	3,749	14	6,460	19	10,063	21	10,722	24	8,100	13
Real estate - mortgage:
Owner-occupied
commercial	1,435	3	2,786	3	792	2	635	1	909	2
1-4 family mortgage	1,878	3	453	2	670	4	202	1	265	2
Other mortgage	243	1	240	1	693	1	-	-	615	1
Total real estate -
mortgage	3,556	7	3,479	6	2,155	7	837	2	1,789	5
Consumer	602	4	135	2	375	1	624	1	-	-
Total nonaccrual loans	$9,621	34	$10,350	29	$13,772	36	$14,347	35	$11,921	20

90+ days past due
and accruing:
Commercial, financial
and agricultural	$-	-	$-	-	$-	-	$-	-	$14	1
Real estate -
construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied
commercial	-	-	-	-	-	-	-	-	-	-
1-4 family mortgage	19	1	-	-	-	-	-	-	253	1
Other mortgage	-	-	-	-	-	-	-	-	-	-
Total real estate
mortgage	19	1	-	-	-	-	-	-	253	1
Consumer	96	1	8	4	-	-	-	-	-	-
Total 90+ days past due
and accruing	$115	2	$8	4	$-	-	$-	-	$267	2
Total nonperforming
loans	$9,736	36	$10,358	33	$13,772	36	$14,347	35	$12,188	22
Plus: Other real estate
owned and repossessions	12,861	51	9,721	38	12,305	39	6,966	39	12,525	51
Total nonperforming
assets	$22,597	87	$20,079	71	$26,077	75	$21,313	74	$24,713	73

Restructured accruing loans:
Commercial, financial
and agricultural	$962	2	$1,168	2	$1,369	2	$2,398	9	$-	-
Real estate -
construction	217	1	3,213	15	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied
commercial	-	-	3,121	3	2,785	3	-	-	845	1
1-4 family mortgage	8,225	2	1,709	5	-	-	-	-	-	-
Other mortgage	285	1	302	1	331	1	-	-	-	-
Total real estate -
mortgage	8,510	3	5,132	9	3,116	4	-	-	845	1
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured
accruing loans	$9,689	6	$9,513	26	$4,485	6	$2,398	9	$845	1
Total nonperforming
assets and restructured
accruing loans	$32,286	93	$29,592	97	$30,562	81	$23,711	83	$25,558	74

Gross interest income
foregone on nonaccrual
loans througout year	$972		$850		$1,371		$510		$647
Interest income
recognized on nonaccrual
loans througout year	$433		$155		$263		$418		$310

Ratios:
Nonperforming loans
to total loans	0.34%		0.44%		0.75%		1.03%		1.01%
Nonperforming assets to
total loans plus other
real estate owned	0.79%		0.85%		1.41%		1.52%		2.02%
Nonperforming loans plus
restructured accruing
loans to total loans
plus other real estate
owned and repossessions	0.68%		0.84%		0.99%		1.19%		1.06%

The balance of nonperforming assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal.  There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth.  Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training.  The following table presents the average balance and average rate paid on each of the following deposit categories at the Bank level for years ended 2013, 2012 and 2011:

	Average Deposits
	Average for Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$576,072	-%	$474,284	-%	$315,781	-%
Interest-bearing demand deposits	433,931	0.28%	351,975	0.31%	303,165	0.37%
Money market accounts	1,244,957	0.47%	1,042,870	0.56%	902,290	0.74%
Savings accounts	21,793	0.28%	17,081	0.28%	10,088	0.47%
Time deposits	69,247	1.01%	69,906	1.24%	65,484	1.44%
Time deposits, $100,000 and over	335,680	1.13%	328,646	1.35%	264,737	1.60%
Total deposits	$2,681,680		$2,284,762		$1,861,545

The following table presents the maturities of our certificates of deposit as of December 31, 2013 and 2012.

At December 31, 2013	$100,000 or more	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$56,566	$15,105	$71,671
Over three through six months	62,916	12,863	75,779
Over six months through one year	90,609	22,429	113,038
Over one year	134,214	19,918	154,132
Total	$344,305	$70,315	$414,620

At December 31, 2012	$100,000 or more	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$81,299	$20,910	$102,209
Over three through six months	33,712	9,351	43,063
Over six months through one year	89,215	17,236	106,451
Over one year	122,275	21,682	143,957
Total	$326,501	$69,179	$395,680

Total average deposits for the year ended December 31, 2013 were $2.7 billion, an increase of $0.4 billion, or 21.1%, over total average deposits of $2.3 billion for the year ended December 31, 2012.  Average noninterest-bearing deposits increased by $0.1 billion, or 20.0%, from $0.5 billion for the year ended December 31, 2012 to $0.6 billion for the year ended December 31, 2013.

Total average deposits for the year ended December 31, 2012 were $2.3 billion, an increase of $0.4 billion, or 21.1%, over total average deposits of $1.9 billion for the year ended December 31, 2011.  Average noninterest-bearing deposits increased by $0.2 billion, or 66.7%, from $0.3 billion for the year ended December 31, 2011 to $0.5 billion for the year ended December 31, 2012.

We have never had brokered deposits.

Borrowed Funds

We had available approximately $130 million in unused federal funds lines of credit with regional banks as of December 31, 2013 and 2012.  These lines are subject to certain restrictions and collateral requirements.

Stockholders’ Equity

Stockholders’ equity increased $63.9 million during 2013, to $297.2 million at December 31, 2013 from $233.3 million at December 31, 2012.  The increase in stockholders’ equity resulted from net income of $41.2 million during the year ended December 31, 2013, $15.0 million from the mandatory conversion of our mandatorily convertible subordinated debentures on March 15, 2013, $10.3 million from the sale of 250,000 common shares in a private placement on December 2, 2013 and $3.3 million equity contributed upon the exercise of stock options and warrants during 2013.  These increases were partially offset when we paid a $0.50 cash dividend on each share of our common stock on December 16, 2013 for a total dividend paid out of $3.7 million.

We granted to each of our directors upon the formation of the bank in May 2005 warrants to purchase up to 10,000 shares of our common stock, or 60,000 in the aggregate, for a purchase price of $10.00 per share, expiring in ten years.  These warrants became fully vested in May 2008.

We granted warrants to purchase 75,000 shares of our common stock with an exercise price of $25.00 per share in the third quarter of 2008.  These warrants were issued in connection with our 8.5% trust preferred securities, which were redeemed on November 8, 2012.

We granted warrants to purchase 15,000 shares of our common stock with an exercise price of $25.00 per share in the second quarter of 2009.  These warrants were issued in connection with the sale of a $5,000,000 subordinated note of the Bank, which was paid off on June 1, 2012.

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

On December 20, 2007, we granted 10,000 stock options to purchase shares of our common stock to each of our directors, or 60,000 in the aggregate, with an exercise price of $20.00 per share, expiring in ten years.  These are non-qualified stock options that became fully vested on December 19, 2012.  50,000 of these options were exercised in December 2012.

We have granted 78,500 shares of restricted stock under the 2009 Stock Incentive Plan.  These shares generally vest between three and five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

On November 28, 2011, we granted 10,000 non-qualified stock options to each Company director, or a total of 60,000 options, to purchase shares with an exercise price of $30.00 per share.  The options vest 100% at the end of five years.

On December 16, 2013, we granted options to persons representing key business relationships to purchase up to an aggregate of 35,000 shares of our common stock with an exercise price of $41.50 per share.  These stock options are non-qualified and fully vest on the fifth anniversary of their grant.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In Thousands)
Commitments to extend credit	$1,052,902	$860,421	$697,939
Credit card arrangements	38,122	25,699	19,686
Standby letters of credit and financial guarantees	40,371	36,374	42,937
Total	$1,131,395	$922,494	$760,562

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

Derivatives

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2013 and 2012 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position.  The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities.  The asset liability committee uses a computer model to analyze the maturities of rate-sensitive assets and liabilities.  The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities.  If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.”  Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.”  Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points.  As of December 31, 2013, our gap was within such ranges.  See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position.  In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions.  These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding.  At December 31, 2013, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $414.6 million.  Additionally, at such date we had available to us approximately $130.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.  We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth.  Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position.  At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To help finance our continued growth and planned expansion activities, we completed a private placement of stock pursuant to subscription agreements effective December 31, 2008 and issued and sold 139,460 shares of our common stock for $25.00 per share in January 2009 for an aggregate purchase price of $3.5 million.  In addition, on March 15, 2010, we completed a private placement of $15.0 million in 6.0% Mandatory Convertible Trust Preferred Securities which converted into shares of our common stock on March 15, 2013.  In June 2011, we completed a private placement of 340,000 shares of our common stock at an offering price of $30 per share.  Also in 2011, we completed a private placement of 40,000 shares of our Non-cumulative Perpetual Senior Preferred Stock for an aggregate purchase price of $40.0 million.  Also, on November 9, 2012, we completed the private placement of $20.0 million in 5.5% Subordinated Notes due November 9, 2022.  The proceeds from these notes were used to pay off our 8.5% subordinated debentures.  Additionally, on September 12, 2013, we issued and sold in a private placement 35, 035 shares of our common stock for $41.50 per share, for an aggregate purchase price of $1,453,952.50, and on December 2, 2013, we held a second and final closing under such private placement, in which we issued and sold 214,965 shares of our common stock for $41.50 per share, for an aggregate purchase price of $8,921,047.50.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2013.  The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,605,022	$-	$-	$-	$-
Certificates of deposit (2)	414,620	260,489	106,796	47,335	-
Federal funds purchased	174,380	174,380	-	-	-
Other borrowings	19,940	-	-	-	19,940
Operating lease commitments	16,064	2,453	4,891	4,098	4,622
Total	$3,230,026	$437,322	$111,687	$51,433	$24,562

(1)  Excludes interest
(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2013, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2013.  In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement to be maintained by the Bank in order to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2013.

	Well- Capitalized	Actual at December 31, 2013
Total risk-based capital	10.00%	11.73%
Tier 1 capital	6.00%	10.00%
Leverage ratio	5.00%	8.48%

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period.  The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”.  Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”.  Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points.  As of December 31, 2013, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years.  The chart below illustrates our rate-sensitive position at December 31, 2013.  Management uses the one year gap as the appropriate time period for setting strategy.

	Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages
held for sale	$1,589,067	$318,304	$849,949	$109,682	$2,867,002
Securities	28,893	23,324	174,084	75,931	302,232
Federal funds sold	8,634	-	-	-	8,634
Interest bearing balances
with banks	186,206	1,715	490	-	188,411
Total interest-earning assets	$1,812,800	$343,343	$1,024,523	$185,613	$3,366,279

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$500,128	$-	$-	$-	$500,128
Money market and savings	1,454,438	-	-	-	1,454,438
Time deposits	71,671	188,817	154,140	(8)	414,620
Federal funds purchased	174,380	-	-	-	174,380
Other borrowings	-	-	-	19,940	19,940
Total interest-bearing liabilities	2,200,617	188,817	154,140	19,932	2,563,506
Interest sensitivity gap	$(387,817)	$154,526	$870,383	$165,681	$802,773
Cumulative sensitivity gap	$(387,817)	$(233,291)	$637,092	$802,773	$-
Percent of cumulative sensitivity Gap
to total interest-earning assets	(11.5)%	(6.9)%	18.9%	23.8%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value.  In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet.  The percent change in EVE is a measure of the volatility of risk.  Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change.  Short term rates dropped to historically low levels during 2009 and have remained at those low levels.  We could not assume further drops in interest rates in our model, and as a result feel the down rate shock scenarios are not meaningful.  At December 31, 2013, the -0.63% change for a 200 basis points rate change is well within the regulatory guidance range.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2013

	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$297,192	$297,341	$298,054

Actual dollar change		$149	$862

Percent change		0.05%	0.29%

The one year gap ratio of negative 6.9% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ServisFirst Banchsares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama
March 7, 2014

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (1992).   Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on these criteria.

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

We have audited ServisFirst Bancshares, Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ServisFirst Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ServisFirst Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ServisFirst Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama
March 7, 2014

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$61,370	$58,031
Interest-bearing balances due from depository institutions	188,411	119,423
Federal funds sold	8,634	3,291
Cash and cash equivalents	258,415	180,745
Available for sale debt securities, at fair value	266,220	233,877
Held to maturity debt securities (fair value of $31,315 and $27,350 at
December 31, 2013 and 2012, respectively)	32,274	25,967
Restricted equity securities	3,738	3,941
Mortgage loans held for sale	8,134	25,826
Loans	2,858,868	2,363,182
Less allowance for loan losses	(30,663)	(26,258)
Loans, net	2,828,205	2,336,924
Premises and equipment, net	8,351	8,847
Accrued interest and dividends receivable	10,262	9,158
Deferred tax asset, net	11,018	7,386
Other real estate owned	12,861	9,685
Bank owned life insurance contracts	69,008	57,014
Other assets	12,213	6,944
Total assets	$3,520,699	$2,906,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$650,456	$545,174
Interest-bearing	2,369,186	1,966,398
Total deposits	3,019,642	2,511,572
Federal funds purchased	174,380	117,065
Other borrowings	19,940	19,917
Subordinated debentures	-	15,050
Accrued interest payable	769	942
Other liabilities	8,776	8,511
Total liabilities	3,223,507	2,673,057
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001
(liquidation preference $1,000), net of discount; 40,000 shares authorized,
40,000 shares issued and outstanding at December 31, 2013 and at
December 31, 2012	39,958	39,958
Preferred stock, par value $0.001 per share; 1,000,000 authorized and
960,000 currently undesignated	-	-
Common stock, par value $0.001 per share; 50,000,000 shares authorized;
7,350,012 shares issued and outstanding at December 31, 2013 and
6,268,812 shares issued and outstanding at December 31, 2012	7	6
Additional paid-in capital	123,325	93,505
Retained earnings	130,011	92,492
Accumulated other comprehensive income	3,891	7,296
Total stockholders' equity	297,192	233,257
Total liabilities and stockholders' equity	$3,520,699	$2,906,314

 See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$118,285	$100,462	$82,294
Taxable securities	3,888	4,814	5,721
Nontaxable securities	3,407	3,246	2,943
Federal funds sold	128	196	176
Other interest and dividends	373	305	277
Total interest income	126,081	109,023	91,411
Interest expense:
Deposits	11,830	12,249	13,047
Borrowed funds	1,789	2,652	3,033
Total interest expense	13,619	14,901	16,080
Net interest income	112,462	94,122	75,331
Provision for loan losses	13,008	9,100	8,972
Net interest income after provision for loan losses	99,454	85,022	66,359
Noninterest income:
Service charges on deposit accounts	3,228	2,756	2,290
Mortgage banking	2,513	3,560	2,373
Securities gains	131	-	666
Increase in cash surrender value life insurance	1,994	1,624	390
Other operating income	2,144	1,703	1,207
Total noninterest income	10,010	9,643	6,926
Noninterest expenses:
Salaries and employee benefits	26,324	22,587	19,518
Equipment and occupancy expense	5,202	4,014	3,697
Professional services	1,809	1,455	1,213
FDIC and other regulatory assessments	1,799	1,595	1,796
Other real estate owned expense	1,426	2,727	820
Other operating expenses	10,929	10,722	10,414
Total noninterest expenses	47,489	43,100	37,458
Income before income taxes	61,975	51,565	35,827
Provision for income taxes	20,358	17,120	12,389
Net income	41,617	34,445	23,438
Dividends on preferred stock	400	400	200
Net income available to common stockholders	$41,217	$34,045	$23,238

Basic earnings per common share	$6.00	$5.68	$4.03

Diluted earnings per common share	$5.69	$4.99	$3.53

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011
Net income	$41,617	$34,445	$23,438
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax (benefit) of $(1,781),
$191 and $2,944 for 2013, 2012 and 2011, respectively	(3,319)	354	4,519
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $45 and $252 for 2013
and 2011, respectively	(86)	-	(414)
Other comprehensive (loss) income, net of tax	(3,405)	354	4,105
Comprehensive income	$38,212	$34,799	$27,543

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2010	$-	$6	$75,914	$38,343	$2,837	$117,100
Sale of 340,000 shares of common stock	-	-	10,159	-	-	10,159
Sale of 40,000 shares of preferred stock, net	39,958	-	-	-	-	39,958
Preferred dividends paid	-	-	-	(200)	-	(200)
Exercise 64,700 stock options, including tax benefit	-	-	757	-	-	757
Stock-based compensation expense	-	-	975	-	-	975
Other comprehensive income	-	-	-	-	4,105	4,105
Net income	-	-	-	23,438	-	23,438
Balance, December 31, 2011	39,958	6	87,805	61,581	6,942	196,292
Dividends paid	-	-	-	(3,134)	-	(3,134)
Preferred dividends paid	-	-	-	(400)	-	(400)
Exercise 332,630 stock options and warrants, including tax benefit	-	-	4,651	-	-	4,651
Stock-based compensation expense	-	-	1,049	-	-	1,049
Other comprehensive income	-	-	-	-	354	354
Net income	-	-	-	34,445	-	34,445
Balance, December 31, 2012	39,958	6	93,505	92,492	7,296	233,257
Sale of 250,000 shares of common stock	-	-	10,337	-	-	10,337
Dividends paid	-	-	-	(3,682)	-	(3,682)
Preferred dividends paid	-	-	-	(416)	-	(416)
Exercise 164,700 stock options and warrants, including tax benefit	-	-	3,279	-	-	3,279
Issuance of 600,000 shares upon mandatory conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	15,000
Stock-based compensation expense	-	-	1,205	-	-	1,205
Other comprehensive loss	-	-	-	-	(3,405)	(3,405)
Net income	-	-	-	41,617	-	41,617
Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$297,192

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$41,617	$34,445	$23,438
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(1,805)	(2,181)	(1,240)
Provision for loan losses	13,008	9,100	8,972
Depreciation and amortization	1,841	1,218	1,173
Net amortization of investments	1,122	1,079	958
Market value adjustment of interest rate cap	-	9	106
Increase in accrued interest and dividends receivable	(1,104)	(966)	(1,202)
Stock-based compensation expense	1,205	1,049	975
(Decrease) increase in accrued interest payable	(173)	(3)	47
Proceeds from sale of mortgage loans held for sale	192,576	239,292	169,172
Originations of mortgage loans held for sale	(172,371)	(243,699)	(177,200)
Gain on sale of securities available for sale	(131)	-	(666)
Gain on sale of mortgage loans held for sale	(2,513)	(3,560)	(2,373)
Net loss (gain) on sale of other real estate owned	159	105	(76)
Write down of other real estate owned	433	2,189	326
Decrease in special prepaid FDIC insurance assessments	2,498	1,322	1,492
Increase in cash surrender value of life insurance contracts	(1,994)	(1,624)	(390)
Loss on prepayment of other borrowings	-	-	738
Excess tax benefits from the exercise of warrants	(262)	(381)	(127)
Net change in other assets, liabilities, and other
operating activities	92	3,790	200
Net cash provided by operating activities	74,198	41,184	24,323
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(83,455)	(47,867)	(102,190)
Proceeds from maturities, calls and paydowns of securities
available for sale	40,959	106,783	28,575
Purchase of securities held to maturity	(10,668)	(11,701)	(15,441)
Proceeds from maturities, calls and paydowns of securities
held to maturity	4,361	943	5,466
Increase in loans	(515,644)	(540,019)	(449,449)
Purchase of premises and equipment	(1,346)	(5,474)	(1,314)
Purchase of restricted equity securities	-	(787)	(543)
Purchase of bank-owned life insurance contracts	(10,000)	(15,000)	(40,000)
Proceeds from sale of securities available for sale	4,140	-	63,270
Proceeds from sale of restricted equity securities	203	347	552
Proceeds from sale of other real estate owned and repossessed assets	7,664	2,967	3,334
Investment in tax credit partnerships	(7,907)	-	-
Net cash used in investing activities	(571,693)	(509,808)	(507,740)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	105,282	126,364	168,320
Net increase in interest-bearing deposits	402,788	241,321	216,851
Net increase in federal funds purchased	57,315	37,800	79,265
Proceeds from other borrowings	-	19,917	-
Redemption of subordinated debentures	-	(15,464)	-
Proceeds from sale of common stock, net	10,337	-	10,032
Proceeds from sale of preferred stock, net	-	-	39,958
Proceeds from exercise of stock options and warrants	3,279	4,651	757
Excess tax benefits from exercise of stock options and warrants	262	381	127
Repayment of other borrowings	-	(5,000)	(20,738)
Dividends on common stock	(3,682)	(3,134)	-
Dividends on preferred stock	(416)	(400)	(200)
Net cash provided by financing activities	575,165	406,436	494,372
Net increase (decrease) in cash and cash equivalents	77,670	(62,188)	10,955
Cash and cash equivalents at beginning of year	180,745	242,933	231,978
Cash and cash equivalents at end of year	$258,415	$180,745	$242,933
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$13,792	$14,904	$16,033
Income taxes	20,878	13,134	15,837
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$(15,000)	$-	$-
Transfers of loans from held for sale to held for investment	-	-	417
Other real estate acquired in settlement of loans	11,355	2,695	9,029
Internally financed sales of other real estate owned	-	24	136

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  The total of those reserve balances was approximately $24.4 million at December 31, 2013 and $16.0 million at December 31, 2012.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans.  Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  The Company continues to experience a insignificant level of investor repurchase demands.  There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2013 and 2012.

Loans

Loans are reported at unpaid principal balances, less unearned fees and the allowance for loan losses.  Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income on nonaccrual loans is recognized on a cash basis or cost recovery basis until the loan is returned to accrual status. A loan may be returned to accrual status if the Company is reasonably assured of repayment of principal and interest and the borrower has demonstrated sustained performance for a period of at least six months. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan.  The Company does not have a concentration of loans to any one industry or geographic market.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process.  The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies.  The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date.  Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives.  In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process.  The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2013 and 2012 were not material and have not been recorded.

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

The Company follows the provisions of ASC 740-10, Income Taxes.  ASC 740-10 establishes a single model to address accounting for uncertain tax positions.  ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740-10 also provides guidance on derecognition measurement classification interest and penalties, accounting in interim periods, disclosure, and transition.  ASC 740-10 provides a two-step process in the evaluation of a tax position.  The first step is recognition.  A Company determines whether it is more likely than not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position.  The second step is measurement.  A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

At December 31, 2013, the Company had two stock-based employee compensation plans for grants of equity compensation to key employees.  These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation.  The stock-based employee compensation plans are more fully described in Note 13.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $532,000, $454,000 and $406,000, respectively.  Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events that the Company’s clients and prospects are involved with.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet.  Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards (“IFRS”).  Companies were required to apply this amendment for fiscal years beginning on or after January 1, 2013, and interim periods within those years.  The Company has adopted this update, but such adoption had no impact on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires a reporting entity to provide information about the amounts reclassified out of accumulated comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.   Companies were required to apply this amendment prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company has adopted this update, but such adoption had no impact on its financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury and London Interbank Offered Rate.  The ASU also amends previous rules by removing the restriction on using different benchmark rates for similar hedges.  This amendment applies to all entities that elect to apply hedge accounting of the benchmark interest rate.  The amendments in this ASU were effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company has adopted this update, but such adoption had no impact on its financial position or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  Early adoption and retrospective application is permitted.  The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  It permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and are effective for all entities other than public entities for annual periods beginning after December 15, 2014, and interim reporting periods within annual periods beginning after December 15, 2015.  Early adoption is permitted retrospective application is required for all periods presented.  The Company does not currently invest in such affordable housing projects, but will elect an accounting policy to apply the amendments if, and when, it does invest in such affordable housing projects.

In January 2014, the FASB issued ASU No. 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).  The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04.  The Company will evaluate this amendment but does not believe they will have an impact on its financial position or results of operations.

NOTE 2.               DEBT SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2013 and 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
December 31, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$31,641	$674	$(41)	$32,274
Mortgage-backed securities	85,764	2,574	(98)	88,240
State and municipal securities	127,083	3,430	(682)	129,831
Corporate debt	15,738	163	(26)	15,875
Total	260,226	6,841	(847)	266,220
Securities Held to Maturity
Mortgage-backed securities	26,730	266	(1,422)	25,574
State and municipal securities	5,544	197	-	5,741
Total	$32,274	$463	$(1,422)	$31,315

December 31, 2012
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$27,360	$1,026	$-	$28,386
Mortgage-backed securities	69,298	4,168	-	73,466
State and municipal securities	112,319	5,941	(83)	118,177
Corporate debt	13,677	210	(39)	13,848
Total	222,654	11,345	(122)	233,877
Securities Held to Maturity
Mortgage-backed securities	20,429	768	(40)	21,157
State and municipal securities	5,538	655	-	6,193
Total	$25,967	$1,423	$(40)	$27,350

All mortgage-backed securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2013 and 2012, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of securities as of December 31, 2013 and 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In Thousands)
Securities available for sale
Due within one year	$5,659	$5,717	$11,971	$12,052
Due from one to five years	102,535	104,887	79,192	81,940
Due from five to ten years	65,174	66,229	59,825	63,801
Due after ten years	1,094	1,147	2,368	2,618
Mortgage-backed securities	85,764	88,240	69,298	73,466
	$260,226	$266,220	$222,654	$233,877

Securities held to maturity
Due after ten years	$5,544	$5,741	$5,538	$6,193
Mortgage-backed securities	26,730	25,574	20,429	21,157
	$32,274	$31,315	$25,967	$27,350

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.  In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.  There were no other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2013
U.S. Treasury and government
sponsored agencies	$(41)	$5,854	$-	$-	$(41)	$5,854
Mortgage-backed securities	(852)	21,365	(668)	6,691	(1,520)	28,056
State and municipal securities	(607)	30,666	(75)	3,443	(682)	34,109
Corporate debt	(26)	5,958	-	-	(26)	5,958
Total	$(1,526)	$63,843	$(743)	$10,134	$(2,269)	$73,977

December 31, 2012
U.S. Treasury and government
Mortgage-backed securities	(40)	4,439	-	-	(40)	4,439
State and municipal securities	(83)	8,801	-	166	(83)	8,967
Corporate debt	(39)	4,882	-	-	(39)	4,882
Total	$(162)	$18,122	$-	$166	$(162)	$18,288

At December 31, 2013, 17 of the Company’s  664 debt securities were in an unrealized loss position for more than 12 months.

During 2013, 28 government agency sponsored mortgage-backed securities with an amortized cost of $50.0 million and 12 U.S. Treasury securities with an amortized cost of $16.6 million were bought.  Two corporate bonds were sold for $4.1 million and a realized gain on sale of $131,000.  Two corporate bonds with an amortized cost of $6.0 million were also bought during 2013.  During 2012, 10 government agency sponsored mortgage-backed securities with an amortized cost of $23.6 million and one government agency bond with an amortized cost of $1.5 million were bought.  15 government agency securities with a total amortized cost of $61.0 million were called during 2012 and three U.S. Treasury securities with an amortized cost of $10.0 million matured.  During 2011, 16 government agency bonds with an amortized cost of $63.2 million and 20 government agency sponsored mortgage-backed securities with an amortized cost of $29.9 million were bought.  Nine U.S. Treasury notes, six government agency bonds and five government agency sponsored mortgage-backed securities were sold with an amortized cost of $56.1 million and a net gain on sale in the amount of $992,000.  There were

The carrying value of investment securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2013 and 2012 was $210.0 million and $197.9 million, respectively.

Restricted equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, and (2) an investment in First National Bankers Bank stock.  The amount of investment in the Federal Home Loan Bank of Atlanta stock was $3.7 million and $3.3 million at December 31, 2013 and 2012, respectively.  The amount of investment in the First National Bankers Bank stock was $250,000 at December 31, 2013 and 2012.

NOTE 3.         LOANS

The composition of loans at December 31, 2013 and 2012 is summarized as follows:

	December 31,
	2013	2012
	(In Thousands)
Commercial, financial and agricultural	$1,278,649	$1,030,990
Real estate - construction	151,868	158,361
Real estate - mortgage:
Owner-occupied commercial	710,372	568,041
1-4 family mortgage	278,621	235,909
Other mortgage	391,396	323,599
Total real estate - mortgage	1,380,389	1,127,549
Consumer	47,962	46,282
Total Loans	2,858,868	2,363,182
Less: Allowance for loan losses	(30,663)	(26,258)
Net Loans	$2,828,205	$2,336,924

Changes in the allowance for loan losses during the years ended December 31, 2013, 2012 and 2011, respectively are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance, beginning of year	$26,258	$22,030	$18,077
Loans charged off	(9,012)	(5,755)	(5,653)
Recoveries	409	883	634
Provision for loan losses	13,008	9,100	8,972
Balance, end of year	$30,663	$26,258	$22,030

The Company assesses the adequacy of its allowance for loan losses at the end of each calendar quarter.  The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.  Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible.  The portion of the reserve classified as qualitative factors, is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize.  This qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2013 and 2012.  The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2013 and 2012, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Year Ended December 31, 2013
Allowance for loan losses:
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258
Chargeoffs	(1,932)	(4,829)	(2,041)	(210)	-	(9,012)
Recoveries	66	296	36	11	-	409
Provision	4,803	3,831	4,588	855	(1,069)	13,008
Balance at December 31, 2013	$11,170	$5,809	$7,495	$855	$5,334	$30,663

	December 31, 2013
Individually Evaluated for Impairment	$1,992	$1,597	$1,982	$699	$-	$6,270
Collectively Evaluated for Impairment	9,178	4,212	5,513	156	5,334	24,393

Loans:
Ending Balance	$1,278,649	$151,868	$1,380,389	$47,962	$-	$2,858,868
Individually Evaluated for Impairment	3,827	9,238	18,202	699	-	31,966
Collectively Evaluated for Impairment	1,274,822	142,630	1,362,187	47,263	-	2,826,902

	Year Ended December 31, 2012
Allowance for loan losses:
Balance at December 31, 2011	$6,627	$6,542	$3,295	$531	$5,035	$22,030
Chargeoffs	(1,106)	(3,088)	(660)	(901)	-	(5,755)
Recoveries	125	58	692	8	-	883
Provision	2,587	2,999	1,585	561	1,368	9,100
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258

	December 31, 2012
Individually Evaluated for Impairment	$577	$1,013	$1,921	$-	$-	$3,511
Collectively Evaluated for Impairment	7,656	5,498	2,991	199	6,403	22,747

Loans:
Ending Balance	$1,030,990	$158,361	$1,127,549	$46,282	$-	$2,363,182
Individually Evaluated for Impairment	3,910	14,422	18,927	135	-	37,394
Collectively Evaluated for Impairment	1,027,080	143,939	1,108,622	46,147	-	2,325,788

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

Loans by credit quality indicator as of December 31, 2013 and 2012 were as follows:

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,238,109	$34,883	$5,657	$-	$1,278,649
Real estate - construction	139,239	3,392	9,237	-	151,868
Real estate - mortgage:
Owner-occupied
commercial	696,687	11,545	2,140	-	710,372
1-4 family mortgage	265,019	1,253	12,349	-	278,621
Other mortgage	379,419	8,179	3,798	-	391,396
Total real estate mortgage	1,341,125	20,977	18,287	-	1,380,389
Consumer	47,243	3	716	-	47,962
Total	$2,765,716	$59,255	$33,897	$-	$2,858,868

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,004,043	$19,172	$7,775	$-	$1,030,990
Real estate - construction	121,168	22,771	14,422	-	158,361
Real estate - mortgage:
Owner-occupied
commercial	555,536	4,142	8,363	-	568,041
1-4 family mortgage	223,152	6,379	6,378	-	235,909
Other mortgage	312,473	6,674	4,452	-	323,599
Total real estate mortgage	1,091,161	17,195	19,193	-	1,127,549
Consumer	46,076	71	135	-	46,282
Total	$2,262,448	$59,209	$41,525	$-	$2,363,182

Loans by performance status as of December 31, 2013 and 2012 are as follows:

December 31, 2013	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,276,935	$1,714	$1,278,649
Real estate - construction	148,118	3,750	151,868
Real estate - mortgage:
Owner-occupied
commercial	708,937	1,435	710,372
1-4 family mortgage	276,725	1,896	278,621
Other mortgage	391,153	243	391,396
Total real estate mortgage	1,376,815	3,574	1,380,389
Consumer	47,264	698	47,962
Total	$2,849,132	$9,736	$2,858,868

December 31, 2012	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial
and agricultural	$1,030,714	$276	$1,030,990
Real estate - construction	151,901	6,460	158,361
Real estate - mortgage:
Owner-occupied
commercial	565,255	2,786	568,041
1-4 family mortgage	235,456	453	235,909
Other mortgage	323,359	240	323,599
Total real estate mortgage	1,124,070	3,479	1,127,549
Consumer	46,139	143	46,282
Total	$2,352,824	$10,358	$2,363,182

Loans by past due status as of December 31, 2013 and 2012 are as follows:

December 31, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial
and agricultural	$73	$-	$-	$73	$1,714	$1,276,862	$1,278,649
Real estate - construction	-	-	-	-	3,750	148,118	151,868
Real estate - mortgage:
Owner-occupied
commercial	-	-	-	-	1,435	708,937	710,372
1-4 family mortgage	177	-	19	196	1,877	276,548	278,621
Other mortgage	-	-	-	-	243	391,153	391,396
Total real estate -
mortgage	177	-	19	196	3,555	1,376,638	1,380,389
Consumer	89	97	96	282	602	47,078	47,962
Total	$339	$97	$115	$551	$9,621	$2,848,696	$2,858,868

December 31, 2012	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial
and agricultural	$1,699	$385	$-	$2,084	$276	$1,028,630	$1,030,990
Real estate - construction	-	-	-	-	6,460	151,901	158,361
Real estate - mortgage:
Owner-occupied
commercial	1,480	10	-	1,490	2,786	563,765	568,041
1-4 family mortgage	420	16	-	436	453	235,020	235,909
Other mortgage	516	-	-	516	240	322,843	323,599
Total real estate -
mortgage	2,416	26	-	2,442	3,479	1,121,628	1,127,549
Consumer	108	-	8	116	135	46,031	46,282
Total	$4,223	$411	$8	$4,642	$10,350	$2,348,190	$2,363,182

Fair value estimates for specifically impaired loans are derived from appraised values based on the current market value or as is value of the property, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by our credit administration department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

The following table presents details of the Company’s impaired loans as of December 31, 2013 and 2012, respectively.  Loans which have been fully charged off do not appear in the tables.

	December 31, 2013

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial
and agricultural	$1,210	$1,210	$-	$1,196	$63
Real estate - construction	1,967	2,405	-	1,363	32
Real estate - mortgage:
Owner-occupied commercial	577	577	-	603	32
1-4 family mortgage	1,198	1,198	-	1,200	55
Other mortgage	2,311	2,311	-	1,901	123
Total real estate - mortgage	4,086	4,086	-	3,704	210
Consumer	-	-	-	-	-
Total with no allowance recorded	7,263	7,701	-	6,263	305

With an allowance recorded:
Commercial, financial
and agricultural	2,618	2,958	1,992	2,844	98
Real estate - construction	7,270	7,750	1,597	6,564	200
Real estate - mortgage:
Owner-occupied commercial	1,509	1,509	620	1,573	38
1-4 family mortgage	11,120	11,120	1,210	10,743	342
Other mortgage	1,487	1,586	152	1,873	96
Total real estate - mortgage	14,116	14,215	1,982	14,189	476
Consumer	699	699	699	790	28
Total with allowance recorded	24,703	25,622	6,270	24,387	802

Total Impaired Loans:
Commercial, financial
and agricultural	3,828	4,168	1,992	4,040	161
Real estate - construction	9,237	10,155	1,597	7,927	232
Real estate - mortgage:
Owner-occupied commercial	2,086	2,086	620	2,176	70
1-4 family mortgage	12,318	12,318	1,210	11,943	397
Other mortgage	3,798	3,897	152	3,774	219
Total real estate - mortgage	18,202	18,301	1,982	17,893	686
Consumer	699	699	699	790	28
Total impaired loans	$31,966	$33,323	$6,270	$30,650	$1,107

	December 31, 2012

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial
and agricultural	$2,602	$2,856	$-	$2,313	$105
Real estate - construction	6,872	7,894	-	7,631	188
Owner-occupied commercial	5,111	5,361	-	5,411	145
1-4 family mortgage	2,166	2,388	-	2,177	108
Other mortgage	4,151	4,249	-	4,206	275
Total real estate - mortgage	11,428	11,998	-	11,794	528
Consumer	135	344	-	296	6
Total with no allowance recorded	21,037	23,092	-	22,034	827

With an allowance recorded:
Commercial, financial
and agricultural	1,308	1,308	577	1,325	90
Real estate - construction	7,550	8,137	1,013	6,961	154
Real estate - mortgage:
Owner-occupied commercial	3,195	3,195	779	3,277	77
1-4 family mortgage	4,002	4,002	1,007	4,001	139
Other mortgage	302	302	135	307	20
Total real estate - mortgage	7,499	7,499	1,921	7,585	236
Total with allowance recorded	16,357	16,944	3,511	15,871	480

Total Impaired Loans:
Commercial, financial
and agricultural	3,910	4,164	577	3,638	195
Real estate - construction	14,422	16,031	1,013	14,592	342
Real estate - mortgage:
Owner-occupied commercial	8,306	8,556	779	8,688	222
1-4 family mortgage	6,168	6,390	1,007	6,178	247
Other mortgage	4,453	4,551	135	4,513	295
Total real estate - mortgage	18,927	19,497	1,921	19,379	764
Consumer	135	344	-	296	6
Total impaired loans	$37,394	$40,036	$3,511	$37,905	$1,307

Troubled Debt Restructurings (“TDR”) at December 31, 2013 and 2012 totaled $14.2 million and $12.3 million, respectively.  The increase primarily consists of one relationship that was added in the fourth quarter totaling $8.0 million offset by pay-offs of $4.9 million and charge-offs of 0.9 million during 2013. The Company’s TDRs have resulted primarily from allowing the borrower to pay interest-only for an extended period of time, or through interest rate reductions rather than from debt forgiveness. At December 31, 2013, the Company had a related allowance for loan losses of $2,411,000 allocated to these TDRs, compared to $1,442,000 at December 31, 2012.  The Company had eleven TDR loans to one borrower in the amount of $4.8 million enter into payment default status during the fourth quarter of 2013.  All other loans classified as TDRs as of December 31, 2013 are performing as agreed under the terms of their restructured plans.  The following table presents an analysis of TDRs as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and
agricultural	5	$2,029	$2,029	2	$1,168	$1,168
Real estate - construction	7	1,781	1,781	15	3,213	3,213
Real estate - mortgage:
Owner-occupied
commercial	-	-	-	6	5,907	5,907
1-4 family mortgage	4	10,073	10,073	5	1,709	1,709
Other mortgage	1	285	285	1	302	302
Total real estate mortgage	5	10,358	10,358	12	7,918	7,918
Consumer	-	-	-	-	-	-
	17	$14,168	$14,168	29	$12,299	$12,299

	Number of	Recorded		Number of	Recorded
	Contracts	Investment		Contracts	Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and
agricultural	3	$1,067		-	$-
Real estate - construction	6	1,564		-	-
Real estate - mortgage:
Owner-occupied
commercial	-	-		3	2,786
1-4 family mortgage	2	1,848		-	-
Other mortgage	-	-		-	-
Total real estate - mortgage	2	1,848		3	2,786
Consumer	-	-		-	-
	11	$4,479		3	$2,786

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Balance, beginning of year	$12,400	$9,047
Advances	4,975	7,630
Repayments	(4,258)	(8,096)
Participations	-	3,819
Balance, end of year	$13,117	$12,400

NOTE 4.         FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
Balance at beginning of year	$9,685	$12,275	$6,966
Transfers from loans and capitalized expenses	11,244	2,695	9,029
Foreclosed properties sold	(7,664)	(2,967)	(3,334)
Writedowns and partial liquidations	(593)	(2,318)	(386)
Balance at end of year	$12,672	$9,685	$12,275

NOTE 5.      PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2013	2012

Land and building	$1,724	$1,724
Furniture and equipment	9,579	8,642
Leasehold improvements	5,131	4,742
	16,434	15,108
Accumulated depreciation	(8,083)	(6,261)
	$8,351	$8,847

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2013, 2012 and 2011 were $1,841,000, $1,218,000 and  $1,173,000, respectively.

The Company leases land and building space under non-cancellable operating leases.  Future minimum lease payments under non-cancellable operating leases at December 31, 2013 are summarized as follows:

(In Thousands)
2014	$2,453
2015	2,462
2016	2,429
2017	2,164
2018	1,934
Thereafter	4,622
$16,064

For the years ended December 31, 2013, 2012 and 2011, annual rental expense on operating leases was $2,488,000, $2,195,000 and $2,060,000, respectively.

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

The Company has invested in a limited partnership for which it determined it is not the primary beneficiary, and which thus is not subject to consolidation by the Company.  The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received.  The amount recorded as investment in this partnership at December 31, 2013 and 2012 was $313,000, and is included in other assets.

The Company has invested in limited partnerships as funding investor.  The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating commercial property.  The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended.  The Company has determined that it is the primary beneficiary of the economic risks and rewards of the VIEs, and thus has consolidated these partnership assets and liabilities into its consolidated financial statements.  The amount of recorded investment in these partnerships as of December 31, 2013 and 2012 was $26,005,000 and $3,192,000, respectively, of which $17,386,000 and $2,270,000 in 2013 and 2012, respectively, is included in loans of the Company.  The remaining amounts are included in other assets.

NOTE 7.          DEPOSITS

Deposits at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In Thousands)
Noninterest-bearing demand	$650,456	$545,174
Interest-bearing checking	1,930,676	1,551,158
Savings	23,890	19,560
Time	70,316	69,179
Time, $100,000 and over	344,304	326,501
	$3,019,642	$2,511,572

The scheduled maturities of time deposits at December 31, 2013 were as follows:

(In Thousands)
2014	$260,487
2015	52,887
2016	53,911
2017	16,828
2018	30,507
$414,620

At December 31, 2013 and 2012, overdraft deposits reclassified to loans were $1,602,000 and $3,860,000, respectively.

NOTE 8.         FEDERAL FUNDS PURCHASED

At December 31, 2013, The Company had $174.4 million in federal funds purchased from its respondent banks that are clients of its correspondent banking unit, compared to $117.1 million at December 31, 2012.  The Company was paying an interest rate of 0.25% on these balances at December 31, 2013.

At December 31, 2013, the Company had available lines of credit totaling approximately $130 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding.  Available lines with these same banks totaled approximately $130 million at December 31, 2012.  These lines are subject to annual renewals with varying interest rates.

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

The Company prepaid both of its advances from Federal Home Loan Bank (“FHLB”) during 2011, one in March and the other in June.  Prepayment penalties in the amount of $738,000 were paid to the FHLB, which were  included in other operating expenses.

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

NOTE 12.             DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2013 and December 31, 2012 were not material.

NOTE 13.              EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2013, the Company has two stock-based compensation plans, which are described below.  The compensation cost that has been charged against income for the plans was approximately $1,205,000, $1,049,000 and $975,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Incentive Plans

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 525,000 shares of common stock.  However, upon stockholder approval during 2006, the 2005 Plan was amended in order to allow the Company to grant stock options for up to 1,025,000 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the 2005 Plan.  Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts through 2018 and are based on continuous service during that vesting period and have a ten-year contractual term.  Dividends are not paid on unexercised options and dividends are not subject to vesting.  The 2005 Plan provides for accelerated vesting if there is a change in control (as defined in the 2005 Plan).

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

As of December 31, 2013, there are a total of 166,000 shares available to be granted under both of these plans.

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

	2013	2012	2011
Expected volatility	18.65%	19.80%	26.50%
Expected dividends	-%	-%	0.37%
Expected term (in years)	7	6	7
Risk-free rate	1.72%	1.05%	2.21%

The weighted average grant-date fair value of options granted during the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was $9.11, $6.59 and $7.82, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2013:
Outstanding at beginning of year	816,500	$20.87	5.8	$9,905
Granted	60,000	37.96	9.7	213
Exercised	(94,200)	13.44	2.8	2,532
Forfeited	(6,000)	22.50	5.6	-
Outstanding at end of year	776,300	$23.08	5.5	$14,300

Exercisable at December 31, 2013:	387,244	$16.20	3.2	$9,797

Year Ended December 31, 2012:
Outstanding at beginning of year	1,073,800	$18.33	6.0	$12,508
Granted	45,500	30.00	9.3	130
Exercised	(288,130)	12.71	2.4	5,846
Forfeited	(14,670)	24.54	-	-
Outstanding at end of year	816,500	$20.87	5.8	$9,905

Exercisable at December 31, 2012	412,825	$14.03	3.6	$7,831

Year Ended December 31, 2011:
Outstanding at beginning of year	881,000	$15.65	6.9	$8,238
Granted	233,500	27.16	9.3	-
Exercised	(40,700)	10.53	3.8	792
Forfeited	-	15.00	-	-
Outstanding at end of year	1,073,800	$18.33	6.0	$12,508

Exercisable at December 31, 2011	442,940	$13.19	4.4	$7,447

Exercisable options at December 31, 2013 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$10.00	33,000	$10.00	1.4	$1,040
11.00	108,000	11.00	2.3	3,294
15.00	113,500	15.00	3.0	3,008
20.00	52,994	20.00	4.1	1,139
25.00	79,750	25.00	4.7	1,316
	387,244	$16.20	3.2	$9,797

As of December 31, 2013, there was $1,636,000 of total unrecognized compensation cost related to non-vested stock options.  The cost is expected to be recognized on the straight-line method over the next 2.2 years. The total fair value of shares vested during the year ended December 31, 2013 was $705,000.

Restricted Stock

The Company has awarded 78,500 shares of restricted stock to certain officers, of which 16,000 shares are vested.  The value of restricted stock is determined to be the current value of the Company’s stock at the grant date, and this total value will be recognized as compensation expense over the vesting period.  As of December 31, 2013, there was $1,453,000 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized evenly over the remaining 2.1 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants for 75,000 shares of common stock with an exercise price of $25 per share in the third quarter of 2008.  These warrants were issued in connection with trust preferred securities.  4,500 of these warrants were exercised in 2012, and the remaining 70,500 warrants were exercised in 2013.

The Company granted warrants for 15,000 shares of common stock with an exercise price of $25 per share in the second quarter of 2009.  These warrants were issued in connection with the issuance of the Company’s 8.25% Subordinated Note. All of these warrants were outstanding as of December 31, 2013.

As of December 31, 2013, all warrants were fully vested.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service.  For employees in service with the Bank at June 15, 2005, the length of service and age requirements were waived.  The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions.  The Company’s expense for the plan was $878,000, $1,167,000 and $946,000 for 2013, 2012 and 2011, respectively.  The Company’s board of directors approved additional discretionary matches for 2013, 2012 and 2011 based on the profits of the Company during those years.  The additional matches were 1%, 4% and 3%, respectively, and amounted to $200,000, $576,000 and $432,000, respectively, and are included in the expenses above.

NOTE 14.              COMMON STOCK

During 2013, the Company completed private placements of 250,000 shares of common stock.  The shares were issued and sold at $41.50 per share to 110 accredited investors and 14 non-accredited investors.  This sale of stock resulted in net proceeds of $10,337,000.  This includes stock offering expenses of $38,000.

NOTE 15.              REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department.  Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years.  Based on these restrictions, the Bank would be limited to paying $110.9 million in dividends as of December 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined).  Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2013.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to Risk Weighted Assets:
Consolidated	$343,904	11.73%	$234,617	8.00%	N/A	N/A
ServisFirst Bank	341,256	11.64%	234,601	8.00%	$293,252	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	293,301	10.00%	117,308	4.00%	N/A	N/A
ServisFirst Bank	310,593	10.59%	117,301	4.00%	175,951	6.00%
Tier I Capital to Average Assets:
Consolidated	293,301	8.48%	138,373	4.00%	N/A	N/A
ServisFirst Bank	310,593	8.98%	138,331	4.00%	172,913	5.00%

As of December 31, 2012:
Total Capital to Risk Weighted Assets:
Consolidated	$287,136	11.78%	$194,943	8.00%	N/A	N/A
ServisFirst Bank	284,141	11.66%	194,942	8.00%	$243,678	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	240,961	9.89%	97,472	4.00%	N/A	N/A
ServisFirst Bank	257,883	10.58%	97,471	4.00%	146,207	6.00%
Tier I Capital to Average Assets:
Consolidated	240,961	8.43%	114,323	4.00%	N/A	N/A
ServisFirst Bank	257,883	9.03%	114,227	4.00%	142,784	5.00%

NOTE 16.          OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Other Operating Income
(Loss) gain on sale of other real estate owned	$(159)	$(105)	$76
Credit card income	1,425	1,064	481
Other	878	744	650
	$2,144	$1,703	$1,207

Other Operating Expenses
Postage	$195	$159	$194
Telephone	465	385	409
Data processing	2,535	2,202	2,023
Other loan expenses	1,882	2,836	2,406
Supplies	380	320	356
Customer and public relations	838	791	689
Marketing	532	454	406
Sales and use tax	309	198	208
Donations and contributions	370	482	437
Directors fees	341	286	235
Prepayment penalties FHLB advances	-	-	738
Other	3,082	2,609	2,313
	$10,929	$10,722	$10,414

NOTE 17.              INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Current tax expense:
Federal	$21,264	$17,993	$12,045
State	899	1,308	1,584
Total current tax expense	22,163	19,301	13,629
Deferred tax expense (benefit):
Federal	(1,616)	(1,999)	(1,100)
State	(189)	(182)	(140)
Total deferred tax expense	(1,805)	(2,181)	(1,240)
Total income tax expense	$20,358	$17,120	$12,389

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Year Ended December 31, 2013
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$21,691	35.00%
Effect on rate of:
State income tax, net of federal tax effect	558	0.90%
Tax-exempt income, net of expenses	(1,200)	(1.94)%
Bank owned life insurance contracts	(698)	(1.13)%
Incentive stock option expense	66	0.11%
Other	(59)	(0.09)%
Effective income tax and rate	$20,358	32.85%

	Year Ended December 31, 2012
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$18,047	35.00%
Effect on rate of:
State income tax, net of federal tax effect	709	1.37%
Tax-exempt income, net of expenses	(1,007)	(1.95)%
Bank owned life insurance contracts	(568)	(1.10)%
Incentive stock option expense	121	0.23%
Other	(182)	(0.35)%
Effective income tax and rate	$17,120	33.20%

	Year Ended December 31, 2011
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$12,540	35.00%
Effect on rate of:
State income tax, net of federal tax effect	967	2.70%
Tax-exempt income, net of expenses	(875)	(2.44)%
Bank owned life insurance contracts	(137)	(0.38)%
Incentive stock option expense	128	0.36%
Other	(234)	(0.65)%
Effective income tax and rate	$12,389	34.59%

The components of net deferred tax asset are as follows:

	December 31,
	2013	2012

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$11,844	$10,142
Other real estate owned	1,222	1,064
Nonqualified equity awards	773	583
Nonaccrual interest	374	491
Other deferred tax assets	141	114
Total deferred tax assets	14,354	12,394

Deferred tax liabilities:
Net unrealized (gain) loss on securities available for sale	2,102	3,929
Depreciation	514	510
Prepaid expenses	161	140
Deferred loan fees	83	237
Investments	229	93
Other deferred tax liabilities	247	99
Total deferred tax liabilities	3,336	5,008
Net deferred income tax assets	$11,018	$7,386

The Company believes its net deferred tax asset is recoverable as of December 31, 2013 based on the expectation of future taxable income and other relevant considerations.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013.  The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2010 through 2013.  The audit periods differ depending on the date the Company began business activities in each state.  Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $0 and $6,000 as of January 1, 2013 and December 31, 2013, respectively.  Unrecognized income tax benefits as of January 1, 2013 and December 31, 2013, that, if recognized, would impact the effective income tax rate totaled $161,000 and $437,000 (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $6,000 and $0, respectively.  The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2013, 2012 and 2011 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.
	2013	2012	2011

	(In Thousands)
Balance, beginning of year	$161	$-	$-
Increases related to prior year tax positions	276	-	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	161	-
Settlements	-	-	-
Lapse of statute	-	-	-
Balance, end of year	$437	$161	$-

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

	2013	2012	2011
	(In Thousands)
Commitments to extend credit	$1,052,902	$860,421	$697,939
Credit card arrangements	38,122	25,699	19,686
Standby letters of credit and
financial guarantees	40,371	36,374	42,937
Total	$1,131,395	$922,494	$760,562

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

	Years Ended December 31,
	2013	2012	2011

	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	6,869,071	5,996,437	5,759,524
Net income available to common stockholders	$41,217	$34,045	$23,238
Basic earnings per common share	$6.00	$5.68	4.03

Weighted average common shares outstanding	6,869,071	5,996,437	5,759,524
Dilutive effects of assumed conversions and
exercise of stock options and warrants	399,604	945,315	989,639
Weighted average common and dilutive potential
common shares outstanding	7,268,675	6,941,752	6,749,163
Net income available to common stockholders	$41,217	$34,045	$23,238
Effect of interest expense on convertible debt, net of tax
and discretionary expenditures related to conversion	$115	$569	$568
Net income available to common stockholders, adjusted
for effect of debt conversion	$41,332	$34,614	$23,806
Diluted earnings per common share	$5.69	$4.99	$3.53

NOTE 21.     RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2013 and 2012 in the amount of $13.1 million and $12.4 million, respectively.

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

Impaired Loans.  Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans. Fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral.  Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy.  Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $9,589,000 and $4,586,000 during the years ended December 31, 2013 and 2012, respectively.

Other Real Estate Owned.  Other real estate owned (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  A net loss on the sale and write-downs of OREO of $868,000 and $2,166,000 was recognized during the years ended December 31, 2013 and 2012.  These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

		Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$32,274	$-	$32,274
Mortgage-backed securities	-	88,240	-	88,240
State and municipal securities	-	129,831	-	129,831
Corporate debt	-	15,875	-	15,875
Total assets at fair value	$-	$266,220	$-	$266,220

		Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$28,386	$-	$28,386
Mortgage-backed securities	-	73,466	-	73,466
State and municipal securities	-	118,177	-	118,177
Corporate debt	-	13,848	-	13,848
Interest rate swap agreements	-	389	-	389
Total assets at fair value	$-	$234,266	$-	$234,266

Liabilities Measured on a Recurring Basis:
Interest rate swap agreements	$-	$389	$-	$389

The carrying amount and estimated fair value of the Company’s financial instruments were as follows::

		Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$25,696	$25,696
Other real estate owned and repossessed assets	-	-	12,861	12,861
Total assets at fair value	-	-	$38,557	$38,557

		Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$33,883	$33,883
Other real estate owned	-	-	9,721	9,721
Total assets at fair value	$-	$-	$43,604	$43,604

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

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and December 31, 2012 are presented in the following table.  This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The Company’s financial assets and financial liabilities which are carried at fair value were as follows:.

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In Thousands)
Financial Assets:
Level 2 Inputs:
Debt securities available for sale	$266,220	$266,220	$233,877	$233,877
Debt securities held to maturity	32,274	31,315	25,967	27,350
Restricted equity securities	3,738	3,738	3,941	3,941
Federal funds sold	8,634	8,634	3,291	3,291
Mortgage loans held for sale	8,134	8,134	25,826	25,826
Bank owned life insurance contracts	69,008	69,008	57,014	57,014
Derivatives	-	-	389	389

Level 3 Inputs:
Loans, net	$2,828,205	$2,825,924	$2,336,924	$2,327,780

Financial Liabilities:
Level 2 Inputs:
Deposits	$3,019,642	$3,021,847	$2,511,572	$2,516,320
Federal funds purchased	174,380	174,380	117,065	117,065
Other borrowings	19,940	19,940	19,917	19,917
Subordinated debentures	-	-	15,050	15,050
Derivatives	-	-	389	389

NOTE 23.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of the Parent Company as of December 31, 2013 and 2012 and the condensed statements of income and cash flows for the years ended December 31, 2013, 2012 and 2011.

CONDENSED BALANCE SHEETS DECEMBER 31, 2013 AND 2012
(In Thousands)
	2013	2012
ASSETS
Cash and due from banks	$2,562	$3,264
Investment in subsidiary	314,489	265,229
Other assets	194	18
Total assets	$317,245	$268,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$19,940	$19,917
Subordinated debentures	-	15,050
Other liabilities	113	287
Total liabilities	20,053	35,254
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001
(liquidation preference $1,000), net of discount; 40,000 shares authorized,
40,000 shares issued and outstanding at December 31, 2012 and no shares
authorized, issued and outstanding at December 31, 2011	39,958	39,958
Common stock, par value $.001 per share; 50,000,000 shares authorized;
6,268,812 shares issued and outstanding at December 31, 2012 and
5,932,182 shares issued and outstanding at December 31, 2011	7	6
Additional paid-in capital	123,325	93,505
Retained earnings	130,011	92,492
Accumulated other comprehensive income	3,891	7,296
Total stockholders' equity	297,192	233,257
Total liabilities and stockholders' equity	$317,245	$268,511

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2013	2012	2011
Income:
Dividends received from subsidiary	$4,750	$-	$800
Other income	1	41	43
Total income	4,751	41	843
Expense:
Other expenses	1,147	1,594	1,660
Total expenses	1,147	1,594	1,660
Equity in undistributed earnings of subsidiary	38,013	35,998	24,255
Net income	41,617	34,445	23,438
Dividends on preferred stock	416	400	200
Net income available to common stockholders	41,201	34,045	23,238

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2013	2012	2011
Operating activities
Net income	$41,617	$34,445	$23,438
Adjustments to reconcile net income to net cash used in operating activities:
Other	(224)	878	(50)
Equity in undistributed earnings of subsidiary	(38,013)	(35,998)	(24,255)
Net cash (used in) provided by operating activities	3,380	(675)	(867)
Investing activities
Investment in subsidiary	(10,499)	-	(46,200)
Net cash used in investing activities	(10,499)	-	(46,200)
Financing activities
Proceeds from other borrowings	-	19,917	-
Repayment of subordinated debentures	-	(15,464)	-
Proceeds from issuance of preferred stock	-	-	39,958
Proceeds from issuance of common stock	10,499	112	10,166
Dividends on preferred stock	(400)	(400)	(200)
Dividends on common stock	(3,682)	(3,134)	-
Net cash provided by financing activities	6,417	1,031	49,924
(Decrease) increase in cash and cash equivalents	$(702)	$356	$2,857
Cash and cash equivalents at beginning of year	3,264	2,908	51
Cash and cash equivalents at end of year	$2,562	$3,264	$2,908

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements.  Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2013 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$29,165	$30,692	$32,499	$33,725
Interest expense	3,264	3,211	3,534	3,610
Net interest income	25,901	27,481	28,965	30,115
Provision for loan losses	4,284	3,334	3,034	2,356
Net income available to common stockholders	9,151	9,586	10,712	11,752
Net income per common share, basic	$1.44	$1.39	$1.53	$1.64
Net income per common share, diluted	$1.31	$1.34	$1.46	$1.58

	2012 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$25,571	$26,654	$27,743	$29,055
Interest expense	3,833	3,749	3,695	3,624
Net interest income	21,738	22,905	24,048	25,431
Provision for loan losses	2,383	3,083	1,185	2,449
Net income available to common stockholders	8,155	8,231	9,202	8,457
Net income per common share, basic	$1.37	$1.38	$1.53	$1.40
Net income per common share, diluted	$1.20	$1.21	$1.35	$1.23
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION.

The Company, the Bank and William M. Foshee entered into an amended and restated change in control agreement on March 5, 2014. This agreement amends and restates in its entirety that certain change in control agreement between the Bank and Mr. Foshee, dated May 20, 2005. The purposes of the amended and restated change in control agreement with Mr. Foshee are to clarify that a “Change in Control”, as defined in the agreement, includes a change in control of the Company in addition to a change in control of the Bank, and to add that a change in control of the board composition of the Company, in certain instances as set forth therein, constitutes a change in control.

The Company, the Bank and Clarence C. Pouncey, III entered into an amended and restated change in control agreement on March 5, 2014. This agreement amends and restates in its entirety that certain change in control agreement between the Bank and Mr. Pouncey, dated June 20, 2006. The sole purpose of the amended and restated change in control agreement with Mr. Pouncey is to clarify that a “Change in Control,” as defined in the agreement, includes a change in control of the Company in addition to a change in control of the Bank.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of the Form 10-K.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code of Ethics. A copy of the Code of Ethics is included as Exhibit 14 to this Form 10-K..

ITEM 11.	EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a)	The following statements are filed as a part of this Annual Report on Form 10-K

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation, as amended (Restated for SEC filing purposes only) (2)

3.2	Bylaws (Restated for SEC filing purposes only) (1)

4.1	Form of Common Stock Certificate (1)

4.2	Revised Form of Common Stock Certificate (3)

4.3	Form of Common Stock Purchase Warrant dated September 2, 2008 (4)

4.4	Warrant to Purchase Share of Common Stock dated June 23, 2009 (7)

4.5	Small Business Fund - Securities Purchase Agreement dated June 21, 2011 between the Secretary of the Treasury and ServisFirst Bancshares, Inc. (9)

4.6	Certificate of Designation of Senior Non-cumulative Perpetual Preferred Stock, Series A of
ServisFirst Bancshares, Inc. (9)

4.7	Note Purchase Agreement, dated November 9, 2012, between ServisFirst Bancshares, Inc. and certain accredited investors (9)

4.8	Form of 5.50% Subordinated Note due November 9, 2022 (9)

10.1	2005 Amended and Restated Stock Incentive Plan (1)*

10.2	Amended and Restated Change in Control Agreement with William M. Foshee dated March 5, 2014 (10)*

10.3	Amended and Restated Change in Control Agreement with Clarence C. Pouncey III dated March 5, 2014 (10)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (1)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (1)*

10.6	2009 Stock Incentive Plan (5)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 20 to the
Consolidated Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (6)

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

(10) Filed herewith

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

Dated: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 7, 2014
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 7, 2014
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 7, 2014
Stanley M. Brock

*	Director	March 7, 2014
Michael D. Fuller

*	Director	March 7, 2014
James J. Filler

*	Director	March 7, 2014
Joseph R. Cashio

*	Director	March 7, 2014
Hatton C. V. Smith

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
March 7, 2014

EXHIBIT INDEX

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document