Form 10-K/A
period 2013-12-31
ServisFirst Bancshares, Inc.
filed 2014-03-17
CIK 1430723

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

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K, or this 10-K/A, unless otherwise indicated, we refer to ServisFirst Bancshares, Inc., a Delaware corporation, as “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” or “ServisFirst” and to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, as “our bank subsidiary” or “the Bank.”

We are filing this Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission on March 7, 2014 (our “Report”), to correct certain inadvertent typographical and clerical errors. The principal changes to our Report effected by this amendment are the following:

In Part I, Item 1A (Risk Factors), of our Report, we amended the risk factor related to the fair value of our investment securities portfolio as of December 31, 2013, from $257.5 million to $297.5 million.

In Part II, Item 5 (Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), of our Report, we revised the amount of shares of our common stock subject to outstanding options to purchase shares of our common stock as of December 31, 2013, from 816,500 to 776,300.

Part II, Item 6 (Selected Financial Data), of our Report, we revised the following line items to the following amounts as of and for the corresponding years ended December 31:

•	“Book value,” changing the amount from 26.34 to 26.35 for 2011
•	“Actual shares outstanding,” changing the amount from 7,346,512 to 7,350,012 for 2013
•	“Return on average stockholders’ equity,” changing the amount from 15.55 to 15.54 for 2013
•	“Efficiency ratio,” changing the amount from 59.57 to 59.93 for 2009
•	“Allowance for loan losses to total gross loans,” changing the amount from 1.24 to 1.22 for 2009
•	“Allowance for loan losses to total non-performing loans,” changing the amount from 122.34 to 120.91 for 2009
•	“Net average loans to average earning assets,” changing the amount from 84.65 to 84.80 for 2013, and from 79.82 to 79.89 for 2012
•	“Noninterest-bearing deposits to total deposits,” changing the amount from 16.96 to 19.54 for 2011
•	“Stockholders’ equity to total assets,” changing the amount from 7.97 to 7.98 for 2011
•	“Percentage change in net income,” changing the amount from (16.10) to (16.09) for 2009

In Part II, Item 6 (Selected Financial Data), of our Report, we revised the “Net average loans to average assets” line item for the years ended December 31, 2013 and 2012, changing the ratios from 84.65% to 84.80% and 79.82% to 79.89%, respectively.

In Part II, Item 8 (Financial Statements and Supplementary Data), of our Report, with respect to the line items “Dividends on preferred stock” and “Net income available to common stockholders” in our Consolidated Statements of Income for the year ended December 31, 2013, we revised “Dividends on preferred stock,” changing the amount from 400 to 416 (in thousands) and “Net income available to common stockholders” from 41,217 to 41,201 (in thousands).

In part II, Item 8 (Financial Statements and Supplementary Data), of our Report, with respect to the line items “Net income available to common stockholders” and “Net income available to common stockholders, adjusted for effect of debt conversion,” in our Note 20 Earnings Per Common Share for the year ended December 31, 2013, we revised “Net income available to common stockholders,” changing the amount from 41,217 to 41,201 (in thousands) and “Net income available to common stockholders, adjusted for effect of debt conversion,” changing the amount from 41,332 to 41,316 (in thousands).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith.

As further required by Rule 12b-15, this Form 10-K/A sets forth the complete text of each item as amended. This Form 10-K/A does not affect any section of our Report not specifically discussed herein and continues to speak as of the date of our Report. Other than as specially reflected in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

2

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

As of December 31, 2013, the fair value of our investment securities portfolio was approximately $297.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.  Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

State
MSA			Owned or
Office Address	City	Zip Code	Leased	Date Opened
Alabama:
Birmingham-Hoover:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
64 North Royal Street	Mobile	36602	Leased	7/9/2012
		1 Office
Total Offices in Alabama		10 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Balen Street	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

Tennessee:
Nashville:
611 Commerce Street (2)	Nashville	37203	Leased	6/4/2013
		1 Office
Total offices		13 Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. Consequently, we have infrequent secondary trades in our common stock. The most recent sale of our common stock was at $41.50 per share on February 4, 2014. As of February 28, 2014, we had 1,562 stockholders of record holding 7,420,812 outstanding shares of our common stock. As of December 31, 2013, we had 776,300 shares of our common stock currently subject to outstanding options to purchase such shares under the 2005 Amended and Restated Stock Incentive Plan and the 2009 Stock Incentive Plan and 78,500 shares issued with restrictions under our 2009 Stock Incentive Plan,.

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

	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$3,520,699	$2,906,314	$2,460,785	$1,935,166	$1,573,497
Total Loans	2,858,868	2,363,182	1,830,742	1,394,818	1,207,084
Loans, net	2,828,205	2,336,924	1,808,712	1,376,741	1,192,173
Securities available for sale	266,220	233,877	293,809	276,959	255,453
Securities held to maturity	32,274	25,967	15,209	5,234	645
Cash and due from banks	61,370	58,031	43,018	27,454	26,982
Interest-bearing balances with banks	188,411	119,423	99,350	204,278	48,544
Fed funds sold	8,634	3,291	100,565	346	680
Mortgage loans held for sale	8,134	25,826	17,859	7,875	6,202
Restricted equity securities	3,738	3,941	3,501	3,510	3,241
Premises and equipment, net	8,351	8,847	4,591	4,450	5,088
Deposits	3,019,642	2,511,572	2,143,887	1,758,716	1,432,355
Other borrowings	194,320	136,982	84,219	24,937	24,922
Subordinated debentures	-	15,050	30,514	30,420	15,228
Other liabilities	9,545	9,453	5,873	3,993	3,370
Stockholders' Equity	297,192	233,257	196,292	117,100	97,622
Selected income Statement Data:
Interest income	$126,081	$109,023	$91,411	$78,146	$62,197
Interest expense	13,619	14,901	16,080	15,260	18,337
Net interest income	112,462	94,122	75,331	62,886	43,860
Provision for loan losses	13,008	9,100	8,972	10,350	10,685
Net interest income after provision for loan losses	99,454	85,022	66,359	52,536	33,175
Noninterest income	10,010	9,643	6,926	5,169	4,413
Noninterest expense	47,489	43,100	37,458	30,969	28,930
Income before income taxes	61,975	51,565	35,827	26,736	8,658
Income taxes expenses	20,358	17,120	12,389	9,358	2,780
Net income	41,617	34,445	23,438	17,378	5,878
Net income available to common stockholders	41,201	34,045	23,238	17,378	5,878
Per common Share Data:
Net income, basic	$6.00	$5.68	$4.03	$3.15	$1.07
Net income, diluted	5.69	4.99	$3.53	$2.84	$1.02
Book value	35.00	30.84	$26.35	$21.19	$17.71
Weighted average shares outstanding:
Basic	6,869,071	5,996,437	5,759,524	5,519,151	5,485,972
Diluted	7,268,675	6,941,752	6,749,163	6,294,604	5,787,643
Actual shares outstanding	7,350,012	6,268,812	5,932,182	5,527,482	5,513,482
Selected Performance Ratios:
Return on average assets	1.31%	1.30%	1.11%	1.04%	0.43%
Return on average stockholders' equity	15.54%	15.81%	14.73%	15.86%	6.33%
Dividend payout ratio	8.79%	10.02%	-%	-%	-%
Net interest margin (1)	3.80%	3.80%	3.79%	3.94%	3.31%
Efficiency ratio (2)	38.78%	41.54%	45.54%	45.51%	59.93%
Asset quality Ratios:
Net charge-offs to average loans outstanding	0.33%	0.24%	0.32%	0.55%	0.60%
Non-performing loans to totals loans	0.34%	0.44%	0.75%	1.03%	1.01%
Non-performing assets to total assets	0.64%	0.69%	1.06%	1.10%	1.57%
Allowance for loan losses to total gross loans	1.07%	1.11%	1.20%	1.30%	1.22%
Allowance for loan losses to total non-performing loans	314.94%	253.50%	159.96%	126.00%	120.91%
Liquidity Ratios:
Net loans to total deposits	93.66%	93.05%	84.37%	78.28%	83.23%
Net average loans to average earning assets	84.80%	79.89%	76.71%	78.04%	80.06%
Noninterest-bearing deposits to total deposits	21.54%	21.71%	19.54%	14.24%	14.75%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	8.44%	8.03%	7.98%	6.05%	6.20%
Total risked-based capital (3)	11.73%	11.78%	12.79%	11.82%	10.48%
Tier 1 capital (4)	10.00%	9.89%	11.39%	10.22%	8.89%
Leverage ratio (5)	8.48%	8.43%	9.17%	7.77%	6.97%
Growth Ratios:
Percentage change in net income	20.82%	46.96%	34.87%	195.64%	(16.09)%
Percentage change in diluted net income per share	14.03%	41.36%	24.30%	178.43%	(22.14)%
Percentage change in assets	21.14%	18.11%	27.16%	22.99%	35.38%
Percentage change in net loans	21.02%	29.20%	31.38%	15.48%	24.49%
Percentage change in deposits	20.23%	17.15%	21.90%	22.78%	38.08%
Percentage change in equity	27.41%	18.83%	67.63%	19.95%	12.49%

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

Results of Operations

Net Income

Net income available to common stockholders was $41.2 million for the year ended December 31, 2013, compared to $34.0 million for the year ended December 31, 2012. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.4 million, or 19.6%, to $112.5 million in 2013 from $94.1 million in 2012. Noninterest income increased $0.4 million, or 4.2%, to $10.0 million in 2013 from $9.6 million in 2012. Noninterest expense increased by $4.4 million, or 10.2%, to $47.5 million in 2013 from $43.1 million in 2012. Basic and diluted net income per common share were $6.00 and $5.69, respectively, for the year ended December 31, 2013, compared to $5.68 and $4.99, respectively, for the year ended December 31, 2012. Return on average assets was 1.31% in 2013, compared to 1.30% in 2012, and return on average stockholders’ equity was 15.54% in 2013, compared to 15.81% in 2012.

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

The following table presents some ratios of our results of operations for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
	2013	2012	2011
Return on average assets	1.31%	1.30%	1.11%
Return on average stockholders' equity	15.54%	15.81%	14.73%
Dividend payout ratio	8.79%	10.02%	-%
Average stockholders' equity to average total assets	8.43%	8.19%	7.56%

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

The following table presents the amortized cost of our securities as of December 31, 2013 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

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

 See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$118,285	$100,462	$82,294
Taxable securities	3,888	4,814	5,721
Nontaxable securities	3,407	3,246	2,943
Federal funds sold	128	196	176
Other interest and dividends	373	305	277
Total interest income	126,081	109,023	91,411
Interest expense:
Deposits	11,830	12,249	13,047
Borrowed funds	1,789	2,652	3,033
Total interest expense	13,619	14,901	16,080
Net interest income	112,462	94,122	75,331
Provision for loan losses	13,008	9,100	8,972
Net interest income after provision for loan losses	99,454	85,022	66,359
Noninterest income:
Service charges on deposit accounts	3,228	2,756	2,290
Mortgage banking	2,513	3,560	2,373
Securities gains	131	-	666
Increase in cash surrender value life insurance	1,994	1,624	390
Other operating income	2,144	1,703	1,207
Total noninterest income	10,010	9,643	6,926
Noninterest expenses:
Salaries and employee benefits	26,324	22,587	19,518
Equipment and occupancy expense	5,202	4,014	3,697
Professional services	1,809	1,455	1,213
FDIC and other regulatory assessments	1,799	1,595	1,796
Other real estate owned expense	1,426	2,727	820
Other operating expenses	10,929	10,722	10,414
Total noninterest expenses	47,489	43,100	37,458
Income before income taxes	61,975	51,565	35,827
Provision for income taxes	20,358	17,120	12,389
Net income	41,617	34,445	23,438
Dividends on preferred stock	416	400	200
Net income available to common stockholders	$41,201	$34,045	$23,238

Basic earnings per common share	$6.00	$5.68	$4.03

Diluted earnings per common share	$5.69	$4.99	$3.53

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

In January 2014, the FASB issued ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  It permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and are effective for all entities other than public entities for annual periods beginning after December 15, 2014, and interim reporting periods within annual periods beginning after December 15, 2015.  Early adoption is permitted and retrospective application is required for all periods presented.  The Company does not currently invest in such affordable housing projects, but will elect an accounting policy to apply the amendments if, and when, it does invest in such affordable housing projects.

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
U.S. Treasury and government sponsored agencies
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

An analysis of foreclosed properties (in thousands) for the years ended December 31, 2013, 2012 and 2011 follows:

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

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Year Ended December 31, 2013
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$21,691	35.00%
Effect on rate of:
State income tax, net of federal tax effect	558	0.90%
Tax-exempt income, net of expenses	(1,200)	(1.94)%
Bank owned life insurance contracts	(698)	(1.13)%
Incentive stock option expense	66	0.11%
Other	(59)	(0.09)%
Effective income tax and rate	$20,358	32.85%

	Year Ended December 31, 2012
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$18,047	35.00%
Effect on rate of:
State income tax, net of federal tax effect	709	1.37%
Tax-exempt income, net of expenses	(1,007)	(1.95)%
Bank owned life insurance contracts	(568)	(1.10)%
Incentive stock option expense	121	0.23%
Other	(182)	(0.35)%
Effective income tax and rate	$17,120	33.20%

	Year Ended December 31, 2011
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$12,540	35.00%
Effect on rate of:
State income tax, net of federal tax effect	967	2.70%
Tax-exempt income, net of expenses	(875)	(2.44)%
Bank owned life insurance contracts	(137)	(0.38)%
Incentive stock option expense	128	0.36%
Other	(234)	(0.65)%
Effective income tax and rate	$12,389	34.59%

The components of net deferred tax asset are as follows:

	December 31,
	2013	2012

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$11,844	$10,142
Other real estate owned	1,222	1,064
Nonqualified equity awards	773	583
Nonaccrual interest	374	491
Other deferred tax assets	141	114
Total deferred tax assets	14,354	12,394

Deferred tax liabilities:
Net unrealized gain on securities available for sale	2,102	3,929
Depreciation	514	510
Prepaid expenses	161	140
Deferred loan fees	83	237
Investments	229	93
Other deferred tax liabilities	247	99
Total deferred tax liabilities	3,336	5,008
Net deferred income tax assets	$11,018	$7,386

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

	Years Ended December 31,
	2013	2012	2011

	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	6,869,071	5,996,437	5,759,524
Net income available to common stockholders	$41,201	$34,045	$23,238
Basic earnings per common share	$6.00	$5.68	4.03

Weighted average common shares outstanding	6,869,071	5,996,437	5,759,524
Dilutive effects of assumed conversions and
exercise of stock options and warrants	399,604	945,315	989,639
Weighted average common and dilutive potential
common shares outstanding	7,268,675	6,941,752	6,749,163
Net income available to common stockholders	$41,201	$34,045	$23,238
Effect of interest expense on convertible debt, net of tax
and discretionary expenditures related to conversion	$115	$569	$568
Net income available to common stockholders, adjusted
for effect of debt conversion	$41,316	$34,614	$23,806
Diluted earnings per common share	$5.69	$4.99	$3.53

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

CONDENSED BALANCE SHEETS DECEMBER 31, 2013 AND 2012
(In Thousands)
	2013	2012
ASSETS
Cash and due from banks	$2,562	$3,264
Investment in subsidiary	314,489	265,229
Other assets	194	18
Total assets	$317,245	$268,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$19,940	$19,917
Subordinated debentures	-	15,050
Other liabilities	113	287
Total liabilities	20,053	35,254
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001
(liquidation preference $1,000), net of discount; 40,000 shares authorized,
40,000 shares issued and outstanding at December 31, 2013 and 2012	39,958	39,958
Common stock, par value $.001 per share; 50,000,000 shares authorized;
7,350,012 shares issued and outstanding at December 31, 2013 and
6,268,812 shares issued and outstanding at December 31, 2012	7	6
Additional paid-in capital	123,325	93,505
Retained earnings	130,011	92,492
Accumulated other comprehensive income	3,891	7,296
Total stockholders' equity	297,192	233,257
Total liabilities and stockholders' equity	$317,245	$268,511

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2013	2012	2011
Income:
Dividends received from subsidiary	$4,750	$-	$800
Other income	1	41	43
Total income	4,751	41	843
Expense:
Other expenses	1,147	1,594	1,660
Total expenses	1,147	1,594	1,660
Equity in undistributed earnings of subsidiary	38,013	35,998	24,255
Net income	41,617	34,445	23,438
Dividends on preferred stock	400	400	200
Net income available to common stockholders	41,217	34,045	23,238

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2013	2012	2011
Operating activities
Net income	$41,617	$34,445	$23,438
Adjustments to reconcile net income to net cash used in operating activities:
Other	(224)	878	(50)
Equity in undistributed earnings of subsidiary	(38,013)	(35,998)	(24,255)
Net cash (used in) provided by operating activities	3,380	(675)	(867)
Investing activities
Investment in subsidiary	(10,499)	-	(46,200)
Net cash used in investing activities	(10,499)	-	(46,200)
Financing activities
Proceeds from other borrowings	-	19,917	-
Repayment of subordinated debentures	-	(15,464)	-
Proceeds from issuance of preferred stock	-	-	39,958
Proceeds from issuance of common stock	10,499	112	10,166
Dividends on preferred stock	(400)	(400)	(200)
Dividends on common stock	(3,682)	(3,134)	-
Net cash provided by financing activities	6,417	1,031	49,924
(Decrease) increase in cash and cash equivalents	$(702)	$356	$2,857
Cash and cash equivalents at beginning of year	3,264	2,908	51
Cash and cash equivalents at end of year	$2,562	$3,264	$2,908

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

Dated: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 17, 2014
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 17, 2014
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 17, 2014
Stanley M. Brock

*	Director	March 17, 2014
Michael D. Fuller

*	Director	March 17, 2014
James J. Filler

*	Director	March 17, 2014
Joseph R. Cashio

*	Director	March 17, 2014
Hatton C. V. Smith

*The undersigned, acting pursuant to a Power of Attorney, has signed this Amendment No. 1 to Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
March 17, 2014

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