Form 10-Q
period 2014-03-31
ServisFirst Bancshares, Inc.
filed 2014-04-25
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 23, 2014
Common stock, $.001 par value	7,564,812

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$77,542	$61,370
Interest-bearing balances due from depository institutions	134,415	188,411
Federal funds sold	10,535	8,634
Cash and cash equivalents	222,492	258,415
Available for sale debt securities, at fair value	277,501	266,220
Held to maturity debt securities (fair value of $31,559 and $31,315 at March 31, 2014 and December 31, 2013, respectively)	31,974	32,274
Restricted equity securities	3,738	3,738
Mortgage loans held for sale	6,704	8,134
Loans	2,937,797	2,858,868
Less allowance for loan losses	(31,728)	(30,663)
Loans, net	2,906,069	2,828,205
Premises and equipment, net	8,015	8,351
Accrued interest and dividends receivable	10,370	10,262
Deferred tax assets	11,935	11,018
Other real estate owned and repossessed assets	9,752	12,861
Bank owned life insurance contracts	69,544	69,008
Other assets	14,820	12,213
Total assets	$3,572,914	$3,520,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$662,834	$650,456
Interest-bearing	2,368,207	2,369,186
Total deposits	3,031,041	3,019,642
Federal funds purchased	195,762	174,380
Other borrowings	19,949	19,940
Accrued interest payable	2,121	769
Other liabilities	11,758	8,776
Total liabilities	3,260,631	3,223,507
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	39,958	39,958
Preferred stock, undesignated, par value $.001 per share; 1,000,000 shares authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 7,524,812 shares issued and outstanding at March 31, 2014 and 7,350,012 shares issued and outstanding at December 31, 2013	8	7
Additional paid-in capital	127,218	123,325
Retained earnings	140,538	130,011
Accumulated other comprehensive income	4,309	3,891
Noncontrolling interest	252	-
Total stockholders' equity	312,283	297,192
Total liabilities and stockholders' equity	$3,572,914	$3,520,699

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$32,252	$27,318
Taxable debt securities	1,097	948
Nontaxable debt securities	871	832
Federal funds sold	42	16
Other interest and dividends	19	51
Total interest income	34,281	29,165
Interest expense:
Deposits	3,014	2,713
Borrowed funds	418	551
Total interest expense	3,432	3,264
Net interest income	30,849	25,901
Provision for loan losses	2,314	4,284
Net interest income after provision for loan losses	28,535	21,617
Noninterest income:
Service charges on deposit accounts	868	762
Mortgage banking	284	980
Securities gains	-	123
Increase in cash surrender value of life insurance	536	470
Other operating income	487	462
Total noninterest income	2,175	2,797
Noninterest expense:
Salaries and employee benefits	7,697	5,679
Equipment and occupancy expense	1,366	1,111
Professional services	516	461
FDIC and other regulatory assessments	517	432
OREO expense	487	390
Other operating expense	3,140	2,679
Total noninterest expense	13,723	10,752
Income before income taxes	16,987	13,662
Provision for income taxes	5,229	4,411
Net income	11,758	9,251
Net income attributable to noncontrolling interest	(2)	-
Net income attributable to Servisfirst Bancshares, Inc.	11,756	9,251
Preferred stock dividends	100	100
Net income available to common stockholders	$11,656	$9,151

Basic earnings per common share	$1.58	$1.44

Diluted earnings per common share	$1.52	$1.31

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$11,758	$9,251
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $225 and $(154) for 2014 and 2013, respectively	418	(287)
Reclassification adjustment for net gain on sale of securities in net income, net of tax of $43	-	(80)
Other comprehensive income (loss), net of tax	418	(367)
Comprehensive income	12,176	8,884
Comprehensive income attributable to noncontrolling interest	(2)	-
Comprehensive income attributable to Servisfirst Bancshares, Inc.	$12,174	$8,884

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands, except share amounts)

(Unaudited)

	Servisfirst Bancshares, Inc. Stockholders
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Dividends paid	-	-	-	(1,129)	-	-	(1,129)
Preferred dividends paid	-	-	-	(100)	-	-	(100)
including tax benefit	-	1	2,873	-	-	-	2,874
Stock-based compensation expense	-	-	1,020	-	-	-	1,020
Issue 250 shares of REIT preferred
stock	-	-	-	-	-	250	250
Other comprehensive income	-	-	-	-	418	-	418
Net income	-	-	-	11,756	-	2	11,758
Balance, March 31, 2014	$39,958	$8	$127,218	$140,538	$4,309	$252	$312,283

Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$-	$233,257
Dividends paid	-	-	-	(12)	-	-	(12)
Preferred dividends paid	-	-	-	(100)	-	-	(100)
Exercise 15,500 stock options and warrants, including tax benefit	-	-	259	-	-	-	259
Issuance of 600,000 shares upon conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	-	15,000
Stock-based compensation expense	-	-	259	-	-	-	259
Other comprehensive loss	-	-	-	-	(367)	-	(367)
Net income	-	-	-	9,251	-	-	9,251
Balance, March 31, 2013	$39,958	$7	$109,022	$101,631	$6,929	$-	$257,547

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands) (Unaudited)

	2014	2013
OPERATING ACTIVITIES
Net income	$11,756	$9,251
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(1,142)	(801)
Provision for loan losses	2,314	4,284
Depreciation and amortization	497	314
Net amortization of investments	546	258
(Increase) decrease in accrued interest and dividends receivable	(108)	4
Stock-based compensation expense	1,020	259
Increase in accrued interest payable	1,352	212
Proceeds from sale of mortgage loans held for sale	23,794	55,848
Originations of mortgage loans held for sale	(22,080)	(44,846)
Gain on sale of mortgage oans held for sale	(284)	(980)
Gain on sale of securities available for sale	-	(123)
Net loss on sale of other real estate owned and repossessed assets	175	21
Write down of other real estate owned	158	286
Decrease in special prepaid FDIC insurance assessments	-	390
Increase in cash surrender value of life insurance contracts	(536)	(470)
Excess tax benefits from the exercise of warrants	(143)	(5)
Net change in other assets, liabilities, and other operating activities	1,539	(2,723)
Net cash provided by operating activities	18,858	21,179
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(18,160)	(5,793)
Proceeds from maturities, calls and paydowns of debt securities available for sale	7,353	8,373
Proceeds from sale of debt securities available for sale	-	1,164
Purchase of debt securities held to maturity	-	(7,357)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	300	655
Increase in loans	(80,178)	(102,006)
Purchase of premises and equipment	(161)	(312)
Investment in tax credit partnerships	(1,530)	-
Proceeds from sale of restricted equity securities	-	203
Proceeds from sale of other real estate owned and repossessed assets	2,776	1,473
Net cash used in investing activities	(89,600)	(103,600)
FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	12,378	(37,527)
Decrease in interest-bearing deposits	(979)	(50,511)
Increase in federal funds purchased	21,382	36,865
Proceeds from sale of preferred shares	250	-
Proceeds from exercise of stock options and warrants	2,874	259
Excess tax benefits from exercise of stock options and warrants	143	5
Dividends on common stock	(1,129)	(12)
Dividends on preferred stock	(100)	(100)
Net cash provided by (used in) financing activities	34,819	(51,021)
Net decrease in cash and cash equivalents	(35,923)	(133,442)
Cash and cash equivalents at beginning of period	258,415	180,745
Cash and cash equivalents at end of period	$222,492	$47,303

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$2,080	$3,052
Income taxes	6,830	4,340
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	-	15,000
Other real estate acquired in settlement of loans	$-	$171

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K/A for the year ended December 31, 2013.

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

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	7,399,992	6,341,605
Net income available to common stockholders	$11,656	$9,151
Basic earnings per common share	$1.58	$1.44

Weighted average common shares outstanding	7,399,992	6,341,605
Dilutive effects of assumed conversions and exercise of stock options and warrants	261,898	734,900
Weighted average common and dilutive potential common shares outstanding	7,661,890	7,076,505
Net income, available to common stockholders	$11,656	$9,151
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	$-	$132
Net income available to common stockholders, adjusted for effect of debt conversion	$11,656	$9,283
Diluted earnings per common share	$1.52	$1.31

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$42,846	$632	$(51)	$43,427
Mortgage-backed securities	83,753	2,785	(62)	86,476
State and municipal securities	128,507	3,634	(488)	131,653
Corporate debt	15,758	196	(9)	15,945
Total	$270,864	$7,247	$(610)	$277,501
Securities Held to Maturity
Mortgage-backed securities	$26,428	$336	$(1,083)	$25,681
State and municipal securities	5,546	332	-	5,878
Total	$31,974	$668	$(1,083)	$31,559

December 31, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$31,641	$674	$(41)	$32,274
Mortgage-backed securities	85,764	2,574	(98)	88,240
State and municipal securities	127,083	3,430	(682)	129,831
Corporate debt	15,738	163	(26)	15,875
Total	$260,226	$6,841	$(847)	$266,220
Securities Held to Maturity
Mortgage-backed securities	$26,730	$266	$(1,422)	$25,574
State and municipal securities	5,544	197	-	5,741
Total	$32,274	$463	$(1,422)	$31,315

The amortized cost and fair value of debt securities as of March 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$3,891	$3,871	$-	$-
One year to five years	108,817	111,350	-	-
Five years to ten years	73,615	74,969	-	-
More than ten years	788	835	5,546	5,878
Mortgage-backed securities	83,753	86,476	26,428	25,681
	$270,864	$277,501	$31,974	$31,559

We had no sales of available-for-sale debt securities during the first quarter of 2014. We sold one corporate debt security for total proceeds of $1.2 million and a gain of $123,000 during the first quarter of 2013.

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2014 and December 31, 2013, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2014, 19 of the Company’s 675 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2014
U.S. Treasury and government sponsored agencies	$(51)	$12,589	$-	$-	$(51)	$12,589
Mortgage-backed securities	(621)	20,014	(524)	6,659	(1,145)	26,673
State and municipal securities	(419)	25,385	(69)	4,038	(488)	29,423
Corporate debt	(9)	2,991	-	-	(9)	2,991
Total	$(1,100)	$60,979	$(593)	$10,697	$(1,693)	$71,676

December 31, 2013:
U.S. Treasury and government sponsored agencies	$(41)	$5,854	$-	$-	$(41)	$5,854
Mortgage-backed securities	(852)	21,365	(668)	6,691	(1,520)	28,056
State and municipal securities	(607)	30,666	(75)	3,443	(682)	34,109
Corporate debt	(26)	5,958	-	-	(26)	5,958
Total	$(1,526)	$63,843	$(743)	$10,134	$(2,269)	$73,977

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,306,058	$1,278,649
Real estate - construction	157,127	151,868
Real estate - mortgage:
Owner-occupied commercial	711,067	710,372
1-4 family mortgage	285,368	278,621
Other mortgage	428,391	391,396
Subtotal: Real estate - mortgage	1,424,826	1,380,389
Consumer	49,786	47,962
Total Loans	2,937,797	2,858,868
Less: Allowance for loan losses	(31,728)	(30,663)
Net Loans	$2,906,069	$2,828,205

Commercial, financial and agricultural	44.46%	44.73%
Real estate - construction	5.35%	5.31%
Real estate - mortgage:
Owner-occupied commercial	24.20%	24.85%
1-4 family mortgage	9.71%	9.74%
Other mortgage	14.58%	13.69%
Subtotal: Real estate - mortgage	48.49%	48.28%
Consumer	1.70%	1.68%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2014 and December 31, 2013 were as follows:

		Special
March 31, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,264,111	$36,607	$5,340	$-	$1,306,058
Real estate - construction	142,287	5,131	9,709	-	157,127
Real estate - mortgage:
Owner-occupied commercial	693,100	15,657	2,310	-	711,067
1-4 family mortgage	271,603	1,269	12,496	-	285,368
Other mortgage	414,818	8,077	5,496	-	428,391
Total real estate mortgage	1,379,521	25,003	20,302	-	1,424,826
Consumer	48,969	-	817	-	49,786
Total	$2,834,888	$66,741	$36,168	$-	$2,937,797

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,238,109	$34,883	$5,657	$-	$1,278,649
Real estate - construction	139,239	3,392	9,237	-	151,868
Real estate - mortgage:
Owner-occupied commercial	696,687	11,545	2,140	-	710,372
1-4 family mortgage	265,019	1,253	12,349	-	278,621
Other mortgage	379,419	8,179	3,798	-	391,396
Total real estate mortgage	1,341,125	20,977	18,287	-	1,380,389
Consumer	47,243	3	716	-	47,962
Total	$2,765,716	$59,255	$33,897	$-	$2,858,868

Loans by performance status as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,305,610	$448	$1,306,058
Real estate - construction	152,848	4,279	157,127
Real estate - mortgage:
Owner-occupied commercial	709,670	1,397	711,067
1-4 family mortgage	283,343	2,025	285,368
Other mortgage	428,148	243	428,391
Total real estate mortgage	1,421,161	3,665	1,424,826
Consumer	48,984	802	49,786
Total	$2,928,603	$9,194	$2,937,797

December 31, 2013	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,276,935	$1,714	$1,278,649
Real estate - construction	148,118	3,750	151,868
Real estate - mortgage:
Owner-occupied commercial	708,937	1,435	710,372
1-4 family mortgage	276,725	1,896	278,621
Other mortgage	391,153	243	391,396
Total real estate mortgage	1,376,815	3,574	1,380,389
Consumer	47,264	698	47,962
Total	$2,849,132	$9,736	$2,858,868

Loans by past due status as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,127	$98	$-	$1,225	$448	$1,304,385	$1,306,058
Real estate - construction	1,755	-	15	1,770	4,264	151,093	157,127
Real estate - mortgage:
Owner-occupied commercial	224	-	-	224	1,397	709,446	711,067
1-4 family mortgage	45	169	-	214	2,025	283,129	285,368
Other mortgage	522	-	-	522	243	427,626	428,391
Total real estate - mortgage	791	169	-	960	3,665	1,420,201	1,424,826
Consumer	16	53	95	164	707	48,915	49,786
Total	$3,689	$320	$110	$4,119	$9,084	$2,924,594	$2,937,797

December 31, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$73	$-	$-	$73	$1,714	$1,276,862	$1,278,649
Real estate - construction	-	-	-	-	3,750	148,118	151,868
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	1,435	708,937	710,372
1-4 family mortgage	177	-	19	196	1,877	276,548	278,621
Other mortgage	-	-	-	-	243	391,153	391,396
Total real estate - mortgage	177	-	19	196	3,555	1,376,638	1,380,389
Consumer	89	97	96	282	602	47,078	47,962
Total	$339	$97	$115	$551	$9,621	$2,848,696	$2,858,868

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

The methodology utilized for the calculation of the allowance for loan losses is divided into four distinct categories. Those categories include allowances for non-impaired loans (ASC 450), impaired loans (ASC 310), external qualitative factors, and internal qualitative factors. A description of each category of the allowance for loan loss methodology is listed below.

Non-Impaired Loans. Non-impaired loans are grouped into homogeneous loan pools by loan type and are the following: commercial and industrial, construction and development, commercial real estate, second lien home equity lines of credit, and all other loans. Each loan pool is stratified by internal risk rating and multiplied by a loss allocation percentage derived from the loan pool historical loss rate. The historical loss rate is based on an age weighted 5 year history of net charge-offs experienced by pool, with the most recent net charge-off experience given a greater weighting. This results in the expected loss rate per year, adjusted by a qualitative adjustment factor and a years-to-impairment factor, for each pool of loans to derive the total amount of allowance for non-impaired loans.

Impaired Loans. Loans are considered impaired when based on current information and events it is probable that the Bank will be unable to collect all amounts due according to the original terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent. Fair value estimates for specifically impaired collateral-dependent loans are derived from appraised values based on the current market value or as is value of the property, normally from recently received and reviewed appraisals. Appraisals are obtained from certified and licensed appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by our credit administration department, and values are adjusted downward to reflect anticipated disposition costs. Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated for each impaired loan. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

External Qualitative Factors . The determination of the portion of the allowance for loan losses relating to external qualitative factors is based on consideration of the following factors: gross domestic product growth rate, changes in prime rate, delinquency trends, peer delinquency trends, year over year loan growth and state unemployment rate trends. Data for the three most recent periods is utilized in the calculation for each external qualitative component. The factors have a consistent weighted methodology to calculate the amount of allowance due to external qualitative factors.

Internal Qualitative Factors . The determination of the portion of the allowance for loan losses relating to internal qualitative factors is based on the consideration of criteria which includes the following: number of extensions and deferrals, single pay and interest only loans, current financial information, credit concentrations and risk grade accuracy. A self-assessment for each of the criteria is made with a consistent weighted methodology used to calculate the amount of allowance required for internal qualitative factors.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of March 31, 2014 and December 31, 2013, and changes in the allowance for loan losses for the three months ended March 31, 2014 and March 31, 2013. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Three Months Ended March 31, 2014
Allowance for loan losses:
Balance at December 31, 2013	$11,170	$5,809	$7,495	$855	$5,334	$30,663
Chargeoffs	(1,222)	(23)	(4)	(58)	-	(1,307)
Recoveries	45	8	4	1	-	58
Provision	987	264	642	153	268	2,314
Balance at March 31, 2014	$10,980	$6,058	$8,137	$951	$5,602	$31,728

	Three Months Ended March 31, 2013
Allowance for loan losses:
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258
Chargeoffs	(887)	(1,990)	-	(1)	-	(2,878)
Recoveries	6	7	-	2	-	15
Provision	1,599	2,114	825	(36)	(218)	4,284
Balance at March 31, 2013	$8,951	$6,642	$5,737	$164	$6,185	$27,679

	As of March 31, 2014
Allowance for loan losses:
Individually Evaluated for Impairment	$1,422	$2,184	$2,703	$802	$-	$7,111
Collectively Evaluated for Impairment	9,558	3,874	5,434	149	5,602	24,617

Loans:
Ending Balance	$1,306,058	$157,127	$1,424,826	$49,786	-	$2,937,797
Individually Tested for Impairment	3,450	9,709	20,246	802	-	34,207
Collectively Evaluated for Impairment	1,302,608	147,418	1,404,580	48,984	-	2,903,590

	As of December 31, 2013
Allowance for loan losses:
Individually Evaluated for Impairment	$1,992	$1,597	$1,982	$699	$-	$6,270
Collectively Evaluated for Impairment	9,178	4,212	5,513	156	5,334	24,393

Loans:
Ending Balance	$1,278,649	$151,868	$1,380,389	$47,962	-	$2,858,868
Individually Evaluated for Impairment	3,827	9,238	18,202	699	-	31,966
Collectively Evaluated for Impairment	1,274,822	142,630	1,362,187	47,263	-	2,826,902

The following table presents details of the Company’s impaired loans as of March 31, 2014 and December 31, 2013, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2014
				For the three months ended March 31, 2014
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,161	$1,654	$-	$1,414	$14
Real estate - construction	2,214	2,652	-	1,964	11
Real estate - mortgage:
Owner-occupied commercial	759	759	-	767	2
1-4 family mortgage	1,198	1,198	-	1,198	15
Other mortgage	2,306	2,306	-	2,309	35
Total real estate - mortgage	4,263	4,263	-	4,274	52
Consumer	-	-	-	-	-
Total with no allowance recorded	7,638	8,569	-	7,652	77

With an allowance recorded:
Commercial, financial and agricultural	2,289	2,429	1,422	2,312	31
Real estate - construction	7,495	7,976	2,184	7,337	45
Real estate - mortgage:
Owner-occupied commercial	1,496	1,496	449	1,520	14
1-4 family mortgage	11,297	11,297	1,546	11,297	84
Other mortgage	3,190	3,288	708	3,194	37
Total real estate - mortgage	15,983	16,081	2,703	16,011	135
Consumer	802	802	802	808	-
Total with allowance recorded	26,569	27,288	7,111	26,468	211

Total Impaired Loans:
Commercial, financial and agricultural	3,450	4,083	1,422	3,726	45
Real estate - construction	9,709	10,628	2,184	9,301	56
Real estate - mortgage:
Owner-occupied commercial	2,255	2,255	449	2,287	16
1-4 family mortgage	12,495	12,495	1,546	12,495	99
Other mortgage	5,496	5,594	708	5,503	72
Total real estate - mortgage	20,246	20,344	2,703	20,285	187
Consumer	802	802	802	808	-
Total impaired loans	$34,207	$35,857	$7,111	$34,120	$288

	December 31, 2013
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	In Period
	(In Thousands)

With no allowance recorded:
Commercial, financial and agricultural	$1,210	$1,210	$-	$1,196	$63
Real estate - construction	1,967	2,405	-	1,363	32
Real estate - mortgage:
Owner-occupied commercial	577	577	-	603	32
1-4 family mortgage	1,198	1,198	-	1,200	55
Other mortgage	2,311	2,311	-	1,901	123
Total real estate - mortgage	4,086	4,086	-	3,704	210
Consumer	-	-	-	-	-
Total with no allowance recorded	7,263	7,701	-	6,263	305

With an allowance recorded:
Commercial, financial and agricultural	2,618	2,958	1,992	2,844	98
Real estate - construction	7,270	7,750	1,597	6,564	200
Real estate – mortgage:
Owner-occupied commercial	1,509	1,509	620	1,573	38
1-4 family mortgage	11,120	11,120	1,210	10,743	342
Other mortgage	1,487	1,586	152	1,873	96
Total real estate - mortgage	14,116	14,215	1,982	14,189	476
Consumer	699	699	699	790	28
Total with allowance recorded	24,703	25,622	6,270	24,387	802

Total Impaired Loans:
Commercial, financial and agricultural	3,828	4,168	1,992	4,040	161
Real estate - construction	9,237	10,155	1,597	7,927	232
Real estate – mortgage:
Owner-occupied commercial	2,086	2,086	620	2,176	70
1-4 family mortgage	12,318	12,318	1,210	11,943	397
Other mortgage	3,798	3,897	152	3,774	219
Total real estate - mortgage	18,202	18,301	1,982	17,893	686
Consumer	699	699	699	790	28
Total impaired loans	$31,966	$33,323	$6,270	$30,650	$1,107

Troubled Debt Restructurings (“TDR”) at March 31, 2014, December 31, 2013 and March 31, 2013 totaled $13.5 million, $14.2 million and $12.3 million, respectively. At March 31, 2014, the Company had a related allowance for loan losses of $2.1 million allocated to these TDRs, compared to $2.4 million at December 31, 2013 and $1.4 million at March 31, 2013. The Company’s TDRs have resulted primarily from allowing the borrower to pay interest-only for an extended period of time, or through interest rate reductions rather than from debt forgiveness. There are ten TDR loans to one borrower in the amount of $4.1 million in payment default status at March 31, 2014. All other loans classified as TDRs as of March 31, 2014 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of March 31, 2014 and March 31, 2013.

	March 31, 2014			March 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings Commercial, financial and agricultural	3	$1,049	$1,049	2	$1,121	$1,121
Real estate - construction	7	2,078	2,078	15	3,213	3,213
Real estate - mortgage:
Owner-occupied commercial	-	-	-	6	5,907	5,907
1-4 family mortgage	4	10,073	10,073	5	1,709	1,709
Other mortgage	1	278	278	1	301	301
Total real estate mortgage	5	10,351	10,351	12	7,917	7,917
Consumer	-	-	-	-	-	-
	15	$13,478	$13,478	29	$12,251	$12,251

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Troubled Debt Restructurings That Subsequently Defaulted Commercial, financial and agricultural	1	$141	-	$-
Real estate - construction	7	2,078	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	3	2,786
1-4 family mortgage	2	1,848	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	2	1,848	3	2,786
Consumer	-	-	-	-
	10	$4,067	3	$2,786

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2014, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $1,020,000 and $259,000 for the three months ended March 31, 2014 and 2013. The Company recognized a non-routine expense of $703,000 as a result of an immaterial correction of its accounting for vested stock options previously granted to members of its advisory boards in the Dothan, Huntsville and Montgomery, Alabama markets. Such grants were historically accounted for under the provisions of Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and now have been determined to be recognized as an expense of the fair value of such grants in accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-Employees.

The Company’s 2005 Amended and Restated Stock Incentive Plan allows for the grant of stock options to purchase up to 1,025,000 shares of the Company’s common stock. The Company’s 2009 Stock Incentive Plan authorizes the grant of up to 425,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units. Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

The Company has granted non-plan options to certain persons representing key business relationships to purchase up to an aggregate amount of 55,000 shares of the Company’s common stock at between $15.00 and $20.00 per share for ten years. These options are non-qualified and not part of either plan.

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model which incorporates the assumptions noted in the following table. Expected volatilities are based on an index of southeastern United States publicly traded banks. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant.

	2014	2013
Expected volatility	19.25%	18.50%
Expected dividends	1.45%	-%
Expected term (in years)	8 years	7 years
Risk-free rate	2.33%	1.39%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 and March 31, 2013 was $8.86 and $8.03, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2014 and March 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2014:
Outstanding at January 1, 2014	776,300	$23.08	5.5	$14,300
Granted	38,000	41.50	9.9	-
Exercised	(174,800)	15.62	2.8	4,523
Forfeited	-	-	-	-
Outstanding at March 31, 2014	639,500	26.21	6.1	$9,777

Exercisable at March 31, 2014	243,744	$15.99	3.4	$6,217

Three Months Ended March 31, 2013:
Outstanding at January 1, 2013	816,500	$20.87	5.8	$9,905
Granted	25,000	33.00	10.0	-
Exercised	(9,000)	10.00	2.2	207
Forfeited	-	-	-	-
Outstanding at March 31, 2013	832,500	21.35	5.7	$9,698

Exercisable at March 31, 2013	458,995	$14.37	3.5	$8,550

As of March 31, 2014, outstanding stock options include 55,000 options granted to non-employees of the Company. 20,000 of these stock options were granted to the Company’s advisory board in its Dothan, Alabama market in February 2009 and were fully vested as of March 31, 2014. 35,000 of these options were granted to the Company’s advisory board in its Mobile, Alabama and Pensacola, Florida markets in December 2013 and vest on their fifth anniversary.

As of March 31, 2014, there was $1,711,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.1 years.

Restricted Stock

The Company has issued 78,500 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock at the time of grant, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of March 31, 2014, there was $1,299,000 of total unrecognized compensation expense. The expense is expected to be recognized evenly over the remaining 1.8 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants for 15,000 shares of common stock of the Company with an exercise price of $25 per share in the second quarter of 2009. These warrants were granted in connection with the issuance of the Company’s 8.25% Subordinated Note. All of these warrants were outstanding and fully vested as of March 31, 2014.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s rate lock commitments to customers as of March 31, 2014 and December 31, 2013 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In January 2014, the FASB issued ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. It permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and are effective for all entities other than public entities for annual periods beginning after December 15, 2014, and interim reporting periods within annual periods beginning after December 15, 2015. Early adoption is permitted retrospective application is required for all periods presented. The Company made an investment in a limited partnership during the first quarter of 2014 which has invested in a qualified affordable housing project. The Company has made an election to account for this investment as provided for in this update, and will recognize the net investment performance of its share of the partnership as tax credits become available.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,235,000 during the three months ended March 31, 2014, and $3,925,000 during the three months ended March 31, 2013.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $306,000 was recognized during the three months ended March 31, 2014, and $308,000 during the three months ended March 31, 2013. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$43,427	$-	$43,427
Mortgage-backed securities	-	86,476	-	86,476
State and municipal securities	-	131,653	-	131,653
Corporate debt	-	15,945	-	15,945
Total assets at fair value	$-	$277,501	$-	$277,501

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$32,274	$-	$32,274
Mortgage-backed securities	-	88,240	-	88,240
State and municipal securities	-	129,831	-	129,831
Corporate debt	-	15,875	-	15,875
Total assets at fair value	$-	$266,220	$-	$266,220

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$27,096	$27,096
Other real estate owned and repossessed assets	-	-	9,752	9,752
Total assets at fair value	$-	$-	$36,848	$36,848

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$25,696	$25,696
Other real estate owned	-	-	12,861	12,861
Total assets at fair value	$-	$-	$38,557	$38,557

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Available for sale debt securities	$277,501	$277,501	$266,220	$266,220
Held to maturity debt securities	31,974	31,559	32,274	31,315
Restricted equity securities	3,738	3,738	3,738	3,738
Federal funds sold	10,535	10,535	8,634	8,634
Mortgage loans held for sale	6,704	6,704	8,134	8,134
Bank owned life insurance contracts	69,544	69,544	69,008	69,008

Level 3 Inputs:
Loans, net	$2,906,069	$2,909,139	$2,828,205	$2,825,924

Financial Liabilities:
Level 2 inputs:
Deposits	$3,031,041	$3,033,281	$3,019,642	$3,021,847
Federal funds purchased	195,765	195,765	174,380	174,380
Other borrowings	19,949	19,949	19,940	19,940

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2014, and events which occurred subsequent to March 31, 2014 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and March 31, 2013.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. ServisFirst Bancshares, Inc. assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through twelve full-service banking offices located in Alabama and the panhandle of Florida, as well as a loan production office in Nashville, Tennessee. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of March 31, 2014, we had consolidated total assets of $3.57 billion, up $0.05 billion, or 1.5%, from total assets at December 31, 2013. Total loans were $2.94 billion at March 31, 2014, up $0.08 billion, or 2.8%, over $2.86 billion at December 31, 2013. Total deposits were $3.03 billion at March 31, 2014, up $0.01 billion, or 0.4%, from $3.02 billion at December 31, 2013.

Net income for the quarter ended March 31, 2014 was $11.7 million, an increase of $2.5 million, or 27.4%, from $9.2 million for the quarter ended March 31, 2013. Basic and diluted earnings per common share were $1.58 and $1.52, respectively, for the three months ended March 31, 2014, compared to $1.44 and $1.31, respectively, for the corresponding period in 2013. This increase was primarily attributable to increased net interest income of $4.9 million resulting from a $627.3 million, or 23.0%, increase in average interest-earning assets from the quarters ended March 31, 2013 to 2014. This increase in net interest income and average interest-earning assets is further explained in “Results of Operations” “Net Interest Income” following.

Recent Developments – Second Quarter 2014 Noninterest Expense

The Company previously granted in December 2013 to our Pensacola, Florida and Mobile, Alabama advisory board members a total of 35,000 stock options, which vest on the fifth anniversary of the date of grant. Consistent with the correction of the accounting treatment for the options granted to our Dothan, Huntsville and Montgomery, Alabama advisory board members, the Company accounts for these options in accordance with FASB ASC Topic 505-50. FASB ASC Topic 505-50 requires the Company to recognize as an expense during each reporting period changes in the fair value of the unvested portion of such options, determined using a Black-Scholes option pricing model. In order to reduce the future uncertainty and variability of expense associated with these unvested options under FASB ASC Topic 505-50, on April 21, 2014, the Company’s compensation committee approved a modification to the 35,000 stock options to accelerate the vesting of these options. This modification will accelerate the five year vesting period of these stock options to the date on which the Company enters into an underwriting agreement with the underwriters in the Registration Statement on Form S-1 which the Company has filed with the SEC, or, alternatively, if we determine not to proceed with the offering contemplated therein, the date we make such a determination. The compensation committee determined that the appropriate calculation of the fair value of the accelerated options should be based on the initial public offering price of our common stock, assuming consummation of the public offering. This correction of the accounting treatment will be a non-cash item and will not impact the Company’s operating activities or cash from operations.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

Financial Condition

Cash and Cash Equivalents

At March 31, 2014, we had $10.5 million in federal funds sold and other investments, compared to $8.6 million at December 31, 2013. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2014, we had $132.0 million in balances at the Federal Reserve, compared to $186.0 million at December 31, 2013.

Investment Securities

Debt securities available for sale totaled $277.5 million at March 31, 2014 and $266.2 million at December 31, 2013. Investment securities held to maturity totaled $32.0 million at March 31, 2014 and $32.3 million at December 31, 2013. We had pay downs of $4.6 million on mortgage-backed securities and calls and maturities of $2.3 million on municipal securities during the first three months of 2014. We bought $12.7 million in U.S. Treasury and government agency securities and $4.1 million in municipal securities during the first three months of 2014. All securities bought during the first three months of 2014 are classified at available for sale.

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

All securities held are traded in liquid markets. As of March 31, 2014, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3.5 million and certain securities of First National Bankers Bank in which we invested $0.2 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2014 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $219.9 million and $202.3 million as of March 31, 2014 and December 31, 2013, respectively.

Loans

We had total loans of $2.94 billion at March 31, 2014, up $0.08 billion, or 2.8%, compared to $2.86 billion at December 31, 2013. At March 31, 2014, the percentage of our total loans in each of our markets were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	50.38%
Huntsville, AL MSA	14.72%
Montgomery, AL MSA	9.86%
Dothan, AL MSA	12.42%
Mobile, AL MSA	3.20%
Total Alabama MSAs	90.58%
Pensacola, FL MSA	7.44%
Nashville, TN MSA	1.98%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2014.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2014	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$10,980	44.46%
Real estate - construction	6,058	5.35%
Real estate - mortgage	8,137	48.49%
Consumer	951	1.70%
Qualitative Factors	5,602	-%
Total	$31,728	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2013	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$11,170	44.73%
Real estate - construction	5,809	5.31%
Real estate - mortgage	7,495	48.28%
Consumer	855	1.68%
Qualitative Factors	5,334	-%
Total	$30,663	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $9.2 million at March 31, 2014, compared to $9.7 million at December 31, 2013. Of this total, nonaccrual loans of $9.1 million at March 31, 2014, represented a net decrease of $0.5 million from nonaccrual loans at December 31, 2013. There were two loans 90 or more days past due and still accruing in the amount of $110,000, at March 31, 2014, compared to two loans 90 or more days past due and still accruing in the amount of $115,000, at December 31, 2013. Troubled Debt Restructurings (“TDR”) at March 31, 2014 and December 31, 2013 were $13.5 million and $14.2 million, respectively. There were ten TDR loans in the amount of $4.1 million in payment default status at March 31, 2014.

Other real estate owned (OREO) and repossessions decreased to $9.8 million at March 31, 2014, from $12.9 million at December 31, 2013. The total number of OREO and repossessed asset accounts decreased to 34 at March 31, 2014, from 51 at December 31, 2013.

The following table summarizes our nonperforming assets and TDRs at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$448	6	$1,714	9
Real estate - construction	4,264	16	3,749	14
Real estate - mortgage:
Owner-occupied commercial	1,397	3	1,435	3
1-4 family mortgage	2,025	3	1,878	3
Other mortgage	243	1	243	1
Total real estate - mortgage	3,665	7	3,556	7
Consumer	707	5	602	4
Total Nonaccrual loans:	$9,084	34	$9,621	34

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	15	1	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	19	1
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	19	1
Consumer	95	1	96	1
Total 90+ days past due and accruing:	$110	2	$115	2

Total Nonperforming Loans:	$9,194	36	$9,736	36

Plus: Other real estate owned and repossessions	9,752	34	12,861	51
Total Nonperforming Assets	$18,946	70	$22,597	87

Restructured accruing loans:
Commercial, financial and agricultural	$908	2	$962	2
Real estate - construction	-	-	217	1
Real estate - mortgage:
1-4 family mortgage	8,225	2	8,225	2
Other mortgage	278	1	285	1
Total real estate - mortgage	8,503	3	8,510	3
Total restructured accruing loans:	$9,411	5	$9,689	6
Total Nonperforming assets and restructured accruing loans	$28,357	75	$32,286	93

Ratios:
Nonperforming loans to total loans	0.31%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.64%		0.79%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.63%		0.68%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.1 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $11.0 million to commercial, financial and agricultural loans, and $9.0 million to other loan types. We have a total loan loss reserve as of March 31, 2014 allocable to specific loan types of $26.1 million. Another $5.6 million of our allowance for loan losses is based on our judgment regarding various external and internal factors, including macroeconomic trends, our assessment of the Company’s loan growth prospects, and evaluations of internal risk controls. The total resulting loan loss reserve is $31.7 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of March 31, 2014, we had impaired loans of $34.2 million inclusive of nonaccrual loans, an increase of $2.2 million from $32.0 million as of December 31, 2013. We allocated $7.1 million of our allowance for loan losses at March 31, 2014 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $34.2 million of impaired loans reported as of March 31, 2014, $9.7 million were real estate – construction loans, $7.4 million (a total of 21 loans with 6 builders) were residential construction loans, and $135,000 consisted of various residential lot loans to 2 builders.

Deposits

Total deposits increased by $0.01 billion to $3.03 billion at March 31, 2014 compared to $3.02 billion at December 31, 2013. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $195.7 million and $174.4 million at March 31, 2014 and December 31, 2013, respectively, in federal funds purchased from respondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.28% for the quarter ended March 31, 2014. $19.9 million in other borrowings consist of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2014, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $358.6 million. Additionally, the Bank had borrowing availability of approximately $130.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2014. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,624,189	$-	$-	$-	$-
Certificates of deposit (2)	406,852	250,697	115,150	41,005	-
Federal funds purchased	195,762	195,762	-	-	-
Subordinated note payable	19,949	-	-	-	19,949
Operating lease commitments	16,165	2,530	4,909	4,108	4,618
Total	$3,262,917	$448,989	$120,059	$45,113	$24,567

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2014, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2014.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2014, December 31, 2013 and March 31, 2013:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$359,651	11.94%	$240,885	8.00%	$	N/A	N/A	%
ServisFirst Bank	356,178	11.83%	240,831	8.00%		301,038	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	307,722	10.22%	120,443	4.00%		N/A	N/A	%
ServisFirst Bank	324,450	10.78%	120,415	4.00%		180,623	6.00%
Tier 1 Capital to Average Assets:
Consolidated	307,722	8.81%	139,725	4.00%		N/A	N/A	%
ServisFirst Bank	324,450	9.28%	139,778	4.00%		174,722	5.00%

As of December 31, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$343,904	11.73%	$234,617	8.00%	$	N/A	N/A	%
ServisFirst Bank	341,256	11.64%	234,601	8.00%		293,252	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	293,301	10.00%	117,308	4.00%		N/A	N/A	%
ServisFirst Bank	310,593	10.59%	117,301	4.00%		175,951	6.00%
Tier 1 Capital to Average Assets:
Consolidated	293,301	8.48%	138,373	4.00%		N/A	N/A	%
ServisFirst Bank	310,593	8.98%	138,331	4.00%		172,913	5.00%

As of March 31, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$298,297	11.82%	$201,860	8.00%	$	N/A	N/A	%
ServisFirst Bank	295,545	11.71%	201,857	8.00%		252,321	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	250,618	9.93%	100,930	4.00%		N/A	N/A	%
ServisFirst Bank	267,866	10.62%	100,928	4.00%		151,393	6.00%
Tier 1 Capital to Average Assets:
Consolidated	250,618	8.80%	113,901	4.00%		N/A	N/A	%
ServisFirst Bank	267,866	9.42%	113,797	4.00%		142,246	5.00%

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

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $278,000 as of March 31, 2014 and $264,000 as of December 31, 2013 for the settlement of any repurchase demands by investors. We did not have any requests by investors to repurchase loans during the first quarter of 2014.

Financial instruments whose contract amounts represent credit risk at March 31, 2014 are as follows:

March 31, 2014
(In Thousands)
Commitments to extend credit	$1,107,982
Credit card arrangements	34,413
Standby letters of credit	40,272
$1,182,667

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

Results of Operations

Summary of Net Income

Net income for the three months ended March 31, 2014 was $11.8 million and net income available to common stockholders was $11.7 million compared to net income of $9.3 million and net income available to common stockholders of $9.2 million for the three months ended March 31, 2013. The increase in net income was primarily attributable to a $4.9 million increase in net interest income as a result of growth in average earning assets and a decrease in provision for loan losses of $2.0 million resulting from lower charge-offs and decreases in nonperforming loans. Noninterest income decreased $0.6 million and noninterest expense increased $2.9 million, both of which are more fully explained below.

Basic and diluted net income per common share were $1.58 and $1.52, respectively, for the three months ended March 31, 2014, compared to $1.44 and $1.31, respectively, for the corresponding period in 2013. Return on average assets for the three months ended March 31, 2014 was 1.36% compared to 1.31% for the corresponding period in 2013, and return on average stockholders’ equity for the three months ended March 31, 2014 was 15.63%, compared to 15.20% for the corresponding period in 2013.

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

Taxable-equivalent net interest income increased $5.0 million, or 19.0%, to $31.4 million for the three months ended March 31, 2014 compared to $26.3 million for the corresponding period in 2013. This increase was primarily attributable to a $627.3 million increase in average earning assets, or 23.0%, year over year. The taxable-equivalent yield on interest-earning assets decreased 20 basis points to 4.21% for the three months ended March 31, 2014 from 4.41% for the corresponding period in 2013. The yield on loans for the three months ended March 31, 2014 was 4.52% compared to 4.64% for the corresponding period in 2013. Loan fees included in the yield calculation increased to $240,000 for the three months ended March 31, 2014 from $6,000 for the corresponding period in 2013 as a result of the collection of late charges on a few large loans during the first quarter of 2014. The cost of total interest-bearing liabilities decreased to 0.55% for the three months ended March 31, 2014 from 0.64% for the corresponding period in 2013. Net interest margin for the three months ended March 31, 2014 decreased to 3.80% from 3.92% for the corresponding period in 2013.

The following table shows, for the three months ended March 31, 2014 and March 31, 2013, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2014			2013
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,892,433	$32,257	4.52%	$2,384,670	$27,255	4.64%
Tax-exempt (2)	14,550	120	3.34	2,464	35	5.76%
Mortgage loans held for sale	4,496	31	2.80	19,322	93	1.95
Investment securities:
Taxable	174,842	1,096	2.54	144,407	948	2.66
Tax-exempt (2)	122,686	1,248	4.13	109,587	1,197	4.43
Total investment securities (3)	297,528	2,344	3.20	253,994	2,145	3.42
Federal funds sold	54,895	42	0.31	23,522	16	0.28
Restricted equity securities	3,738	-	-	3,954	23	2.36
Interest-bearing balances with banks	82,279	19	0.09	34,704	28	0.33
Total interest-earning assets	$3,349,919	$34,813	4.21%	$2,722,630	$29,595	4.41%
Non-interest-earning assets:
Cash and due from banks	56,082			41,437
Net premises and equipment	8,724			9,241
Allowance for loan losses, accrued interest and other assets	85,532			74,223
Total assets	$3,500,257			$2,847,531

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$478,678	$318	0.27%	$413,935	$281	0.28%
Savings deposits	25,081	17	0.27	22,089	15	0.28
Money market accounts	1,416,645	1,557	0.45	1,074,226	1,225	0.46
Time deposits	412,622	1,122	1.10	395,902	1,192	1.22
Federal funds purchased	195,967	135	0.28	137,183	85	0.25
Other borrowings	19,945	283	5.75	27,441	466	6.89
Total interest-bearing liabilities	$2,548,938	$3,432	0.55	$2,070,776	$3,264	0.64
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	641,450			523,669
Other liabilities	4,724			7,708
Stockholders' equity	300,512			238,290
Unrealized gains on securities and derivatives	4,634			7,088
Total liabilities and stockholders' equity	$3,500,257			$2,847,531
Net interest spread			3.67%			3.77%
Net interest margin			3.80%			3.92%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $240,000 and $6,000 are included in interest income in 2014 and 2013, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $7,137,000 and $10,905,000 are excluded from the yield calculation in 2014 and 2013, respectively.

	For the Three Months Ended March 31,
	2014 Compared to 2013 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$5,678	$(676)	$5,002
Tax-exempt	106	(21)	85
Mortgages held for sale	(91)	29	(62)
Debt securities:
Taxable	193	(45)	148
Tax-exempt	137	(86)	51
Federal funds sold	24	2	26
Restricted equity securities	(1)	(22)	(23)
Interest-bearing balances with banks	20	(29)	(9)
Total interest-earning assets	6,066	(848)	5,218

Interest-bearing liabilities:
Interest-bearing demand deposits	43	(6)	37
Savings	2	-	2
Money market accounts	377	(45)	332
Time deposits	48	(118)	(70)
Federal funds purchased	39	11	50
Other borrowed funds	(114)	(69)	(183)
Total interest-bearing liabilities	395	(227)	168
Increase in net interest income	$5,671	$(621)	$5,050

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2014, total loans rated Special Mention, Substandard, and Doubtful were $102.9 million, or 3.5% of total loans, compared to $93.2 million, or 4.8% of total loans, at December 31, 2013. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.3 million for the three months ended March 31, 2014, a decrease of $2.0 million from $4.3 million for the three months ended March 31, 2013. The decrease in provision for loan losses for the three months ended March 31, 2014 compared to the same period in 2013 is primarily attributable to improving credit quality resulting from fewer loan charge-offs. Loan charge-offs during the first quarter of 2014 totaled $1.3 million, of which $1.2 million were impaired at December 31, 2013, compared to $2.9 million during the first quarter of 2013, with none of the loans being impaired at December 31, 2012. Nonperforming loans decreased to $9.2 million, or 0.31% of total loans, at March 31, 2014 from $9.7 million, or 0.34% of total loans, at December 31, 2013, and were also lower than $24.3 million, or 0.99% of total loans, at March 31, 2013. Impaired loans increased to $34.2 million, or 1.2% of total loans, at March 31, 2014, compared to $32.0 million, or 1.1% of total loans, at December 31, 2013. The allowance for loan losses totaled $31.7 million, or 1.08% of total loans, net of unearned income, at March 31, 2014, compared to $30.7 million, or 1.07% of loans, net of unearned income, at December 31, 2013.

Noninterest Income

Noninterest income totaled $2.2 million for the three months ended March 31, 2014, a decrease of $0.6 million, or 21.4%, compared to the corresponding period in 2013. The decrease was primarily attributable to a $0.7 decrease in mortgage banking revenue. Deposit service charges increased by $0.1 million, or 12.5%, resulting from higher balances and an increase in the number of accounts and transactions. Increases in cash surrender value of life insurance contracts resulted from added investments in contracts during the third quarter of 2013. We had no securities sales in the first quarter of 2014 compared to $0.1 million in gains on sales during the first quarter of 2013.

Noninterest Expense

Noninterest expense totaled $13.7 million for the three months ended March 31, 2014, an increase of $2.9 million, or 26.9%, compared to $10.8 million for the corresponding period in 2013. Increases in expenses primarily relate to our continued expansion, both within existing markets and into our newer markets of Mobile, Alabama and Nashville, Tennessee.

Further details of expenses are as follows:

•	Salary and benefit expense increased $2.0 million, or 35.1%, to $7.7 million for the three months ended March 31, 2014 from $5.7 million for the corresponding period in 2013. This increase consists primarily of a $1.3 million, or 22.8%, increase in salaries and benefits related to new hires to fill positions in our newer markets of Mobile, Alabama and Nashville, Tennessee and a non-routine expense of $703,000 resulting from an immaterial correction of our accounting for vested stock options previously granted to members of our advisory boards in our Dothan, Huntsville and Montgomery, Alabama markets. We historically accounted for these options under the provisions of FASB ASC 718-10, Compensation – Stock Compensation, and now have determined to recognize as an expense during each reporting period changes in the fair value of the unvested portion of such options in accordance with the provisions of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. We had 268 full-time equivalent employees at March 31, 2014 compared to 241 at March 31, 2013, an 11.2% increase. Most of this increase in number of employees was due to our continued expansion into the Mobile, Alabama and Nashville, Tennessee markets.

•	Occupancy expense increased $0.3 million, or 27.3%, to $1.4 million for the three months ended March 31, 2014 from $1.1 million for the corresponding period in 2013. This increase is primarily the result of our expansion into new markets.

•	Other operating expenses increased $0.4 million, primarily a result of increases of $0.2 million in other loan expenses and $0.2 million in data processing expenses. Other loan expenses are largely comprised of recording fees and other non-origination loan expenses. Higher data processing expenses primarily relate to increases in transaction volumes and added record retention needs.

Income Tax Expense

Income tax expense was $5.2 million for the three months ended March 31, 2014 versus $4.4 million for the same period in 2013. Our effective tax rate for the three months ended March 31, 2014 was 30.59%, compared to 32.29% for the corresponding period in 2013. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

We own real estate investment trusts for the purpose of holding and managing participations in residential mortgages and commercial real estate loans originated by the Bank. The trusts are wholly-owned subsidiaries of a trust holding company, which in turn is a wholly-owned subsidiary of the Bank. The trusts earn interest income on the loans they hold and incur operating expenses related to their activities. They pay their net earnings, in the form of dividends, to the Bank, which receives a deduction for state income taxes.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2013, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2013 as disclosed in our Form 10-K/A.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2014. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K/A. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

SERVISFIRST BANCSHARES, INC.

Date: April 25, 2014	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: April 25, 2014	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

