Form 10-Q
period 2014-06-30
ServisFirst Bancshares, Inc.
filed 2014-07-30
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Monday, July 28, 2014
Common stock, $.001 par value	24,749,436

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS JUNE 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$76,893	$61,370
Interest-bearing balances due from depository institutions	199,990	188,411
Federal funds sold	3,044	8,634
Cash and cash equivalents	279,927	258,415
Available for sale debt securities, at fair value	294,254	266,220
Held to maturity debt securities (fair value of $31,446 and $31,315 at June 30, 2014 and December 31, 2013, respectively)	31,178	32,274
Restricted equity securities	3,418	3,738
Mortgage loans held for sale	11,675	8,134
Loans	3,053,989	2,858,868
Less allowance for loan losses	(32,984)	(30,663)
Loans, net	3,021,005	2,828,205
Premises and equipment, net	7,745	8,351
Accrued interest and dividends receivable	9,686	10,262
Deferred tax assets	12,817	11,018
Other real estate owned and repossessed assets	6,739	12,861
Bank owned life insurance contracts	70,090	69,008
Other assets	14,150	12,213
Total assets	$3,762,684	$3,520,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$729,163	$650,456
Interest-bearing	2,428,479	2,369,186
Total deposits	3,157,642	3,019,642
Federal funds purchased	181,070	174,380
Other borrowings	19,957	19,940
Accrued interest payable	1,946	769
Other liabilities	21,995	8,776
Total liabilities	3,382,610	3,223,507
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at June 30, 2014 and at December 31, 2013	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 24,749,436 shares issued and outstanding at June 30, 2014 and 22,050,036 shares issued and outstanding at December 31, 2013	25	7
Additional paid-in capital	183,765	123,325
Retained earnings	150,769	130,011
Accumulated other comprehensive income	5,305	3,891
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	379,822	297,192
Noncontrolling interest	252	-
Total Stockholders' equity	380,074	297,192
Total liabilities and stockholders' equity	$3,762,684	3,520,699

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$33,250	$28,874	$65,502	$56,192
Taxable securities	1,126	908	2,223	1,856
Nontaxable securities	870	847	1,741	1,679
Federal funds sold	38	17	80	33
Other interest and dividends	140	46	159	97
Total interest income	35,424	30,692	69,705	59,857
Interest expense:
Deposits	3,027	2,784	6,041	5,497
Borrowed funds	419	427	837	978
Total interest expense	3,446	3,211	6,878	6,475
Net interest income	31,978	27,481	62,827	53,382
Provision for loan losses	2,438	3,334	4,752	7,618
Net interest income after provision for loan losses	29,540	24,147	58,075	45,764
Noninterest income:
Service charges on deposit accounts	1,057	806	1,925	1,568
Mortgage banking	674	787	958	1,752
Securities gains	-	8	-	131
Increase in cash surrender value life insurance	546	485	1,082	955
Other operating income	661	487	1,148	964
Total noninterest income	2,938	2,573	5,113	5,370
Noninterest expenses:
Salaries and employee benefits	9,098	7,056	16,795	12,735
Equipment and occupancy expense	1,409	1,469	2,775	2,580
Professional services	532	425	1,048	886
FDIC and other regulatory assessments	528	426	1,045	858
OREO expense	298	204	785	594
Other operating expenses	3,552	2,792	6,692	5,471
Total noninterest expenses	15,417	12,372	29,140	23,124
Income before income taxes	17,061	14,348	34,048	28,010
Provision for income taxes	5,476	4,662	10,705	9,073
Net income	11,585	9,686	23,343	18,937
Preferred stock dividends	116	100	216	200
Net income available to common stockholders	$11,469	$9,586	$23,127	$18,737

Basic earnings per common share	$0.49	$0.46	$1.01	$0.94

Diluted earnings per common share	$0.46	$0.44	$0.97	$0.88

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$11,585	$9,686	$23,343	$18,937
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $528 and $753 for the three and six months ended June 30, 2014, respectively, and $(1,503) and $(1,657) for the three and six months ended June 30, 2013, respectively	996	(2,790)	1,414	(3,077)
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $3 and $46 for the three and six months ended June 30, 2013, respectively	-	(6)	-	(86)
Other comprehensive income (loss), net of tax	996	(2,796)	1,414	(3,163)
Comprehensive income	$12,581	$6,890	$24,757	$15,774

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Common dividends paid, $0.05 per share	-	-	-	(1,132)	-	-	(1,132)
Common dividends declared, $0.05 per share	-	-	-	(1,237)	-	-	(1,237)
Preferred dividends paid	-	-	-	(216)	-	-	(216)
3-for-1 common stock split, in the form of a stock dividend	-	17	(17)	-	-	-	-
Issue 625,000 (pre-split) shares of common stock, net of issuance cost of $4,777	-	1	52,097	-	-	-	52,098
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 824,400 stock options and warrants, including tax benefit	-	-	5,258	-	-	-	5,258
Stock-based compensation expense	-	-	3,102	-	-	-	3,102
Other comprehensive income, net of tax	-	-	-	-	1,414	-	1,414
Net income	-	-	-	23,343	-	2	23,345
Balance, June 30, 2014	$39,958	$25	$183,765	$150,769	$5,305	$252	$380,074

Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$-	$233,257
Common dividends paid	-	-	-	(12)	-	-	(12)
Preferred dividends paid	-	-	-	(200)	-	-	(200)
Exercise 148,500 stock options and warrants, including tax benefit	-	-	789	-	-	-	789
Issuance of 1,800,000 shares upon mandatory conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	-	15,000
Other comprehensive loss, net of tax	-	-	-	-	(3,163)	-	(3,163)
Stock-based compensation expense	-	-	581	-	-	-	581
Net income	-	-	-	18,937	-	-	18,937
Balance, June 30, 2013	$39,958	$7	$109,874	$111,217	$4,133	$-	$265,189

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands) (Unaudited)

	2014	2013
OPERATING ACTIVITIES
Net income	$23,343	$18,937
Adjustments to reconcile net income to net cash provided by:
Deferred tax benefit	(2,561)	(1,294)
Provision for loan losses	4,752	7,618
Depreciation and amortization	997	908
Net amortization of investments	1,115	504
Decrease in accrued interest and dividends receivable	576	57
Stock-based compensation expense	3,102	581
Increase (decrease) in accrued interest payable	1,177	(37)
Proceeds from sale of mortgage loans held for sale	64,463	110,306
Originations of mortgage loans held for sale	(67,046)	(99,072)
Gain on sale of debt securities available for sale	-	(131)
Gain on sale of mortgage loans held for sale	(958)	(1,782)
Net loss on sale of other real estate owned	272	87
Write down of other real estate owned	289	402
Decrease in special prepaid FDIC insurance assessments	-	2,498
Increase in cash surrender value of life insurance contracts	(1,082)	(955)
Excess tax benefits from exercise of stock options and warrants	(355)	(5)
Net change in other assets, liabilities, and other operating activities	10,840	1,393
Net cash provided by operating activities	38,924	40,015
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(39,428)	(33,885)
Proceeds from sale of debt securities available for sale	-	4,139
Proceeds from maturities, calls and paydowns of debt securities available for sale	13,209	30,614
Purchase of debt securities held to maturity	-	(10,668)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	1,096	2,827
Increase in loans	(197,422)	(240,406)
Purchase of premises and equipment	(391)	(817)
Proceeds from sale of restricted equity securities	320	203
Proceeds from sale of other real estate owned and repossessed assets	5,431	2,501
Investment in tax credit partnerships	(1,530)	(5,057)
Net cash used in investing activities	(218,715)	(250,549)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	78,707	17,022
Net increase in interest-bearing deposits	59,293	146,383
Net increase in federal funds purchased	6,690	58,410
Proceeds from sale of common stock, net	52,098	-
Proceeds from sale of preferred stock, net	250	-
Proceeds from exercise of stock options and warrants	5,258	789
Excess tax benefits from exercise of stock options and warrants	355	5
Dividends paid on common stock	(1,132)	(12)
Dividends paid on preferred stock	(216)	(200)
Net cash provided by financing activities	201,303	222,397
Net increase in cash and cash equivalents	21,512	11,863
Cash and cash equivalents at beginning of year	258,415	180,745
Cash and cash equivalents at end of year	$279,927	$192,608
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$5,701	6,512
Income taxes	6,993	9,890
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$-	15,000
Other real estate acquired in settlement of loans	-	2,369
Internally financed sales of other real estate owned	130	-
Common dividends declared	1,237	-

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

On May 19, 2014, the Company completed the sale of an aggregate of 625,000 shares (pre-split) of its common stock in its initial public offering. The shares were sold to the public at a price of $91.00 per share (pre-split), generating gross offering proceeds of approximately $56.9 million. The net proceeds to the Company from the sale of such shares, after underwriting commissions and offering expenses, were approximately $52.1 million.

The Company announced on June 16, 2014 that it declared a three-for-one split of its common stock in the form of a stock dividend. On July 16, 2014, stockholders of record as of the close of business on July 9, 2014, would receive a distribution of two additional shares of ServisFirst common stock for each share they hold. Except where specifically indicated otherwise, all reported amounts in this Form 10-Q are adjusted to give effect to this stock split.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants. All reported amounts in the Form 10-Q are adjusted to give effect to the 3-for-1 stock split disclosed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	23,627,898	20,834,700	22,917,881	19,854,387
Net income available to common stockholders	$11,469	$9,586	$23,127	$18,737
Basic earnings per common share	$0.49	$0.46	$1.01	$0.94

Weighted average common shares outstanding	23,627,898	20,834,700	22,917,881	19,854,387
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,195,693	820,626	991,827	1,589,208
Weighted average common and dilutive potential common shares outstanding	24,823,591	21,655,326	23,909,708	21,443,595
Net income available to common stockholders	$11,469	$9,586	$23,127	$18,737
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	-	-	-	115
Net income available to common stockholders, adjusted for effect of debt conversion	$11,469	$9,586	$23,127	$18,852
Diluted earnings per common share	$0.46	$0.44	$0.97	$0.88

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$48,590	$847	$(1)	$49,436
Mortgage-backed securities	92,522	3,360	(19)	95,863
State and municipal securities	129,202	4,028	(260)	132,970
Corporate debt	15,779	206	-	15,985
Total	286,093	8,441	(280)	294,254
Securities Held to Maturity
Mortgage-backed securities	25,630	459	(606)	25,483
State and municipal securities	5,548	415	-	5,963
Total	$31,178	$874	$(606)	$31,446

December 31, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$31,641	$674	$(41)	$32,274
Mortgage-backed securities	85,764	2,574	(98)	88,240
State and municipal securities	127,083	3,430	(682)	129,831
Corporate debt	15,738	163	(26)	15,875
Total	260,226	6,841	(847)	266,220
Securities Held to Maturity
Mortgage-backed securities	26,730	266	(1,422)	25,574
State and municipal securities	5,544	197	-	5,741
Total	$32,274	$463	$(1,422)	$31,315

The amortized cost and fair value of debt securities as of June 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$6,562	$6,622	$-	$-
One year to five years	113,605	116,426	-	-
Five years to ten years	72,615	74,488	-	-
More than ten years	788	855	5,548	5,963
Mortgage-backed securities	92,522	95,863	25,630	25,483
	$286,092	$294,254	$31,178	$31,446

The Company had no sales of available-for-sale debt securities during the first six months of 2014. The Company sold one corporate debt security for total proceeds of $3.0 million and a gain of $8,000 during the three months ended June 30, 2013 and sold two corporate debt securities for total proceeds of $4.1 million and a gain of $131,000 during the first six months of 2013.

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2014 and December 31, 2013, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2014, 60 of the Company’s 684 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2014
U.S. Treasury and government sponsored agencies	$(1)	$999	$-	$-	$(1)	$999
Mortgage-backed securities	(2)	2,042	(623)	18,564	(625)	20,606
State and municipal securities	(88)	9,695	(172)	14,472	(260)	24,167
Corporate debt	-	-	-	-	-	-
Total	$(91)	$12,736	$(795)	$33,036	$(886)	$45,772

December 31, 2013
U.S. Treasury and government sponsored agencies	$(41)	$5,854	$-	$-	$(41)	$5,854
Mortgage-backed securities	(852)	21,365	(668)	6,691	(1,520)	28,056
State and municipal securities	(607)	30,666	(75)	3,443	(682)	34,109
Corporate debt	(26)	5,958	-	-	(26)	5,958
Total	$(1,526)	$63,843	$(743)	$10,134	$(2,269)	$73,977

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2014 and December 31, 2013 :

	June 30,	December 31,
	2014	2013
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,362,757	$1,278,649
Real estate - construction	178,033	151,868
Real estate - mortgage:
Owner-occupied commercial	708,294	710,372
1-4 family mortgage	296,220	278,621
Other mortgage	457,845	391,396
Subtotal: Real estate - mortgage	1,462,359	1,380,389
Consumer	50,840	47,962
Total Loans	3,053,989	2,858,868
Less: Allowance for loan losses	(32,984)	(30,663)
Net Loans	$3,021,005	$2,828,205

Commercial, financial and agricultural	44.62%	44.73%
Real estate - construction	5.83%	5.31%
Real estate - mortgage:
Owner-occupied commercial	23.19%	24.85%
1-4 family mortgage	9.70%	9.74%
Other mortgage	14.99%	13.69%
Subtotal: Real estate - mortgage	47.88%	48.28%
Consumer	1.67%	1.68%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2014 and December 31, 2013 were as follows:

		Special
June 30, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,320,071	$38,801	$3,885	$-	$1,362,757
Real estate - construction	164,167	5,260	8,606	-	178,033
Real estate - mortgage:
Owner-occupied commercial	690,258	15,830	2,206	-	708,294
1-4 family mortgage	287,379	589	8,252	-	296,220
Other mortgage	441,072	11,824	4,949	-	457,845
Total real estate mortgage	1,418,709	28,243	15,407	-	1,462,359
Consumer	50,045	-	795	-	50,840
Total	$2,952,992	$72,304	$28,693	$-	$3,053,989

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,238,109	$34,883	$5,657	$-	$1,278,649
Real estate - construction	139,239	3,392	9,237	-	151,868
Real estate - mortgage:
Owner-occupied commercial	696,687	11,545	2,140	-	710,372
1-4 family mortgage	265,019	1,253	12,349	-	278,621
Other mortgage	379,419	8,179	3,798	-	391,396
Total real estate mortgage	1,341,125	20,977	18,287	-	1,380,389
Consumer	47,243	3	716	-	47,962
Total	$2,765,716	$59,255	$33,897	$-	$2,858,868

Loans by performance status as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,361,701	$1,056	$1,362,757
Real estate - construction	170,432	7,601	178,033
Real estate - mortgage:
Owner-occupied commercial	706,711	1,583	708,294
1-4 family mortgage	295,021	1,199	296,220
Other mortgage	456,886	959	457,845
Total real estate mortgage	1,458,618	3,741	1,462,359
Consumer	50,045	795	50,840
Total	$3,040,796	$13,193	$3,053,989

December 31, 2013	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,276,935	$1,714	$1,278,649
Real estate - construction	148,118	3,750	151,868
Real estate - mortgage:
Owner-occupied commercial	708,937	1,435	710,372
1-4 family mortgage	276,725	1,896	278,621
Other mortgage	391,153	243	391,396
Total real estate mortgage	1,376,815	3,574	1,380,389
Consumer	47,264	698	47,962
Total	$2,849,132	$9,736	$2,858,868

Loans by past due status as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,018	$-	$-	$1,018	$1,056	$1,360,683	$1,362,757
Real estate - construction	673	-	-	673	7,601	169,759	178,033
Real estate - mortgage:
Owner-occupied commercial	293	-	-	293	1,583	706,418	708,294
1-4 family mortgage	530	-	-	530	1,199	294,491	296,220
Other mortgage	-	-	-	-	959	456,886	457,845
Total real estate - mortgage	823	-	-	823	3,741	1,457,795	1,462,359
Consumer	7	-	-	7	795	50,038	50,840
Total	$2,521	$-	$-	$2,521	$13,193	$3,038,275	$3,053,989

December 31, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$73	$-	$-	$73	$1,714	$1,276,862	$1,278,649
Real estate - construction	-	-	-	-	3,750	148,118	151,868
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	1,435	708,937	710,372
1-4 family mortgage	177	-	19	196	1,877	276,548	278,621
Other mortgage	-	-	-	-	243	391,153	391,396
Total real estate - mortgage	177	-	19	196	3,555	1,376,638	1,380,389
Consumer	89	97	96	282	602	47,078	47,962
Total	$339	$97	$115	$551	$9,621	$2,848,696	$2,858,868

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of June 30, 2014 and December 31, 2013. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -		Qualitative
	agricultural	construction	mortgage	Consumer	Factors	Total
	(In Thousands)
	Three Months Ended June 30, 2014
Allowance for loan losses:
Balance at March 31, 2014	$10,980	$6,058	$8,137	$951	$5,602	$31,728
Chargeoffs	(142)	(325)	(890)	(18)	-	(1,375)
Recoveries	1	180	10	2	-	193
Provision	(59)	465	1,224	50	758	2,438
Balance at June 30, 2014	$10,780	$6,378	$8,481	$985	$6,360	$32,984

	Three Months Ended June 30, 2013
Allowance for loan losses:
Balance at March 31, 2013	$8,951	$6,642	$5,737	$164	$6,185	$27,679
Chargeoffs	(101)	(1,888)	(270)	(129)	-	(2,388)
Recoveries	31	95	3	3	-	132
Provision	2,259	604	569	186	(284)	3,334
Balance at June 30, 2013	$11,140	$5,453	$6,039	$224	$5,901	$28,757

	Six Months Ended June 30, 2014
Allowance for loan losses:
Balance at December 31, 2013	$11,170	$5,809	$7,495	$855	$5,334	$30,663
Chargeoffs	(1,364)	(348)	(894)	(76)	-	(2,682)
Recoveries	46	188	14	3	-	251
Provision	928	729	1,866	203	1,026	4,752
Balance at June 30, 2014	$10,780	$6,378	$8,481	$985	$6,360	$32,984

	Six Months Ended June 30, 2013
Allowance for loan losses:
Balance at December 31, 2012	$8,233	$6,511	$4,912	$199	$6,403	$26,258
Chargeoffs	(988)	(3,877)	(270)	(131)	-	(5,266)
Recoveries	37	102	3	5	-	147
Provision	3,858	2,717	1,394	151	(502)	7,618
Balance at June 30, 2013	$11,140	$5,453	$6,039	$224	$5,901	$28,757

	As of June 30, 2014
Allowance for loan losses:
Individually Evaluated for Impairment	1,215	2,324	2,883	795	-	7,217
Collectively Evaluated for Impairment	9,565	4,054	5,598	190	6,360	25,767

Loans:
Ending Balance	$1,362,757	$178,033	$1,462,359	$50,840	$-	$3,053,989
Individually Evaluated for Impairment	3,885	8,607	15,406	795	-	28,693
Collectively Evaluated for Impairment	1,358,872	169,426	1,446,953	50,045	-	3,025,296

	As of December 31, 2013
Allowance for loan losses:
Individually Evaluated for Impairment	1,992	1,597	1,982	699	-	6,270
Collectively Evaluated for Impairment	9,178	4,212	5,513	156	5,334	24,393

Loans:
Ending Balance	$1,278,649	$151,868	$1,380,389	$47,962	$-	$2,858,868
Individually Evaluated for Impairment	3,827	9,238	18,202	699	-	31,966
Collectively Evaluated for Impairment	1,274,822	142,630	1,362,187	47,263	-	2,826,902

The following table presents details of the Company’s impaired loans as of June 30, 2014 and December 31, 2013, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2014			2014		2014
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,171	$2,663	$-	$2,357	$31	$1,744	$64
Real estate - construction	2,278	2,655	-	2,311	3	2,253	25
Real estate - mortgage:
Owner-occupied commercial	749	749	-	755	10	761	17
1-4 family mortgage	1,521	1,521	-	1,522	18	1,361	36
Other mortgage	2,305	2,305	-	2,306	36	2,307	71
Total real estate - mortgage	4,575	4,575	-	4,583	64	4,429	124
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	9,024	9,893	-	9,251	98	8,426	213

With an allowance recorded:
Commercial, financial and agricultural	1,714	1,855	1,215	1,968	(13)	1,990	15
Real estate - construction	6,329	6,871	2,324	6,308	(16)	6,216	20
Real estate - mortgage:
Owner-occupied commercial	1,456	1,456	434	1,476	3	1,498	17
1-4 family mortgage	6,731	7,321	1,577	11,225	84	11,261	171
Other mortgage	2,644	2,944	872	2,918	9	2,934	44
Total real estate - mortgage	10,831	11,721	2,883	15,619	96	15,693	232
Consumer	795	795	795	800	(2)	804	(1)
Total with allowance recorded	19,669	21,242	7,217	24,695	65	24,703	266

Total Impaired Loans:
Commercial, financial and agricultural	3,885	4,518	1,215	4,325	18	3,734	79
Real estate - construction	8,607	9,526	2,324	8,619	(13)	8,469	45
Real estate - mortgage:
Owner-occupied commercial	2,205	2,205	434	2,231	13	2,259	34
1-4 family mortgage	8,252	8,842	1,577	12,747	102	12,622	207
Other mortgage	4,949	5,249	872	5,224	45	5,241	115
Total real estate - mortgage	15,406	16,296	2,883	20,202	160	20,122	356
Consumer	795	795	795	800	(2)	804	(1)
Total impaired loans	$28,693	$31,135	$7,217	$33,946	$163	$33,129	$479

	December 31, 2013
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,210	$1,210	$-	$1,196	$63
Real estate - construction	1,967	2,405	-	1,363	32
Real estate - mortgage:
Owner-occupied commercial	577	577	-	603	32
1-4 family mortgage	1,198	1,198	-	1,200	55
Other mortgage	2,311	2,311	-	1,901	123
Total real estate - mortgage	4,086	4,086	-	3,704	210
Consumer	-	-	-	-	-
Total with no allowance recorded	7,263	7,701	-	6,263	305

With an allowance recorded:
Commercial, financial and agricultural	2,618	2,958	1,992	2,844	98
Real estate - construction	7,270	7,750	1,597	6,564	200
Real estate - mortgage:
Owner-occupied commercial	1,509	1,509	620	1,573	38
1-4 family mortgage	11,120	11,120	1,210	10,743	342
Other mortgage	1,487	1,586	152	1,873	96
Total real estate - mortgage	14,116	14,215	1,982	14,189	476
Consumer	699	699	699	790	28
Total with allowance recorded	24,703	25,622	6,270	24,387	802

Total Impaired Loans:
Commercial, financial and agricultural	3,828	4,168	1,992	4,040	161
Real estate - construction	9,237	10,155	1,597	7,927	232
Real estate - mortgage:
Owner-occupied commercial	2,086	2,086	620	2,176	70
1-4 family mortgage	12,318	12,318	1,210	11,943	397
Other mortgage	3,798	3,897	152	3,774	219
Total real estate - mortgage	18,202	18,301	1,982	17,893	686
Consumer	699	699	699	790	28
Total impaired loans	$31,966	$33,323	$6,270	$30,650	$1,107

Troubled Debt Restructurings (“TDR”) at June 30, 2014, December 31, 2013 and June 30, 2013 totaled $9.2 million, $ 14.2 million and $9.4 million, respectively. At June 30, 2014, the Company had a related allowance for loan losses of $2.2 million allocated to these TDRs, compared to $2.4 million at December 31, 2013 and $1.4 million at June 30, 2013. The Company’s TDRs have resulted primarily from allowing the borrower to pay interest-only for an extended period of time, or through interest rate reductions rather than from debt forgiveness. There are seven TDR loans to one borrower in the amount of $2.2 million in payment default status at June 30, 2014. All other loans classified as TDRs as of June 30, 2014 are performing as agreed under the terms of their restructured plans. The following table presents an analysis of TDRs as of June 30, 2014 and June 30, 2013.

	June 30, 2014			June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$1,000	$1,000	2	$1,066	$1,066
Real estate - construction	4	1,298	1,298	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	3	3,121	3,121
1-4 family mortgage	4	5,824	5,234	1	4,925	4,925
Other mortgage	2	1,985	1,685	1	294	294
Total real estate mortgage	6	7,809	6,919	5	8,340	8,340
Consumer	-	-	-	-	-	-
	13	$10,107	$9,217	7	$9,406	$9,406

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial, financial and agricultural	1	$142	-	$-
Real estate - construction	4	1,298	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	2	747	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	2	747	-	-
Consumer	-	-	-	-
	7	$2,187	-	$-

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2014, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $2,082,000 and $3,102,000 for the three and six months ended June 30, 2014 and $322,000 and $581,000 for the three and six months ended June 30, 2013. The Company recorded a non-routine expense of $703,000 for the first quarter of 2014 resulting from the correction of its accounting for vested stock options previously granted to members of its advisory boards, and recorded a non-routine expense of $1,774,000 for the second quarter of 2014 resulting from an acceleration of vesting of all stock options granted to members of its advisory boards. Such stock options were historically accounted for under the provisions of Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and now have been determined to be recorded as an expense at the fair value of such options in accordance with the provisions of ASC 505-50, Equity-based Payments to Non-employees.

The Company’s 2005 Amended and Restated Stock Option Plan allows for the grant of stock options to purchase up to 3,075,000 shares (post-split) of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 2,775,000 shares (post-split) and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units. On April 24, 2014, the Company’s stockholders approved the amendment of the 2009 Plan, which amendment authorized the issuance of an additional 500,000 shares (1,500,000 post-split). Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

The Company has granted non-plan options to certain persons representing key business relationships to purchase up to an aggregate amount of 165,000 shares of the Company’s common stock at prices between $5.00 and $6.67 per share with a term of ten years. These options are non-qualified and not part of either plan.

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

	2014	2013
Expected volatility	19.25%	18.50%
Expected dividends	1.45%	-%
Expected term (in years)	7.75	7.50
Risk-free rate	2.33%	1.39%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2014 and June 30, 2013 was $2.95 and $2.68, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2014 and June 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2014:
Outstanding at January 1, 2014	2,328,900	$7.69	5.5	$14,300
Granted	114,000	13.83	9.6	-
Exercised	(779,400)	5.63	2.8	18,069
Forfeited	-	-	-	-
Outstanding at June 30, 2014	1,663,500	9.08	6.3	$32,818

Exercisable at June 30, 2014	506,232	$5.24	3.4	$11,931

Six Months Ended June 30, 2013:
Outstanding at January 1, 2013	2,449,500	$6.96	5.8	$9,905
Granted	75,000	11.00	9.7	-
Exercised	(129,000)	4.81	3.1	1,054
Forfeited	-	-	-	-
Outstanding at June 30, 2013	2,395,500	7.20	5.6	$15,893

Exercisable at June 30, 2013	1,343,985	$4.70	3.2	$12,277

As of June 30, 2014, there was $1,658,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.9 years.

Restricted Stock

The Company has issued 235,500 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2014, there was $1,144,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.6 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants for 45,000 shares of common stock of the Company with an exercise price of $8.33 per share in the second quarter of 2009. These warrants were granted in connection with the issuance of the Company’s 8.25% Subordinated Note due June 1, 2016. All of these warrants were exercised during the second quarter of 2014.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2014 and December 31, 2013 were not material.

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is assessing the effects of this ASU, which exclude financial instruments from its scope, but does not anticipate that it will have a material impact on its financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. None of the Company’s share-based payment awards have service components, so the Company does not believe this ASU will have an impact of its financial position or results of operations.

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,321,000 and $3,556,000 during the three and six months ended June 30, 2014, respectively, and $1,757,000 and $5,682,000 during the three and six months ended June 30, 2013, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $226,000 and $532,000 was recognized for the three and six months ended June 30, 2014, respectively, and $203,000 and $511,000 for the three and six months ended June 30, 2013, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$49,436	$-	$49,436
Mortgage-backed securities	-	95,863	-	95,863
State and municipal securities	-	132,970	-	132,970
Corporate debt	-	15,985	-	15,985
Total assets at fair value	$-	$294,254	$-	$294,254

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$32,274	$-	$32,274
Mortgage-backed securities	-	88,240	-	88,240
State and municipal securities	-	129,831	-	129,831
Corporate debt	-	15,875	-	15,875
Total assets at fair value	$-	$266,220	$-	$266,220

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$21,476	$21,476
Other real estate owned and repossessed assets	-	-	6,739	6,739
Total assets at fair value	$-	$-	$28,215	$28,215

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$25,696	$25,696
Other real estate owned and repossessed assets	-	-	12,861	12,861
Total assets at fair value	$-	$-	$38,557	$38,557

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

Loans, net: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The method of estimating fair value does not incorporate the exit-price concept of fair value as prescribed by ASC 820 and generally produces a higher value than an exit-price approach. The measurement of the fair value of loans is classified within Level 3 of the fair value hierarchy.

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

Other borrowings: The fair values of other borrowings are estimated using a discounted cash flow analysis, based on interest rates currently being offered on the best alternative debt available at the measurement date. These measurements are classified as Level 2 in the fair value hierarchy.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Available for sale debt securities	$294,254	$294,254	$266,220	$266,220
Held to maturity debt securities	31,178	31,446	32,274	31,315
Restricted equity securities	3,418	3,418	3,738	3,738
Federal funds sold	3,044	3,044	8,634	8,634
Mortgage loans held for sale	11,675	11,675	8,134	8,134
Bank owned life insurance contracts	70,090	70,090	69,008	69,008

Level 3 inputs:
Loans, net	3,021,005	3,030,177	2,828,205	2,825,924

Financial Liabilities:
Level 2 inputs:
Deposits	$3,157,642	$3,159,217	$3,019,642	$3,021,847
Federal funds purchased	181,070	181,070	174,380	174,380
Other borrowings	19,957	19,957	19,940	19,940

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2014, and events which occurred subsequent to June 30, 2014 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure, except for the effects of the 3-for-1 stock split disclosed in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and June 30, 2013.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K/A and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. ServisFirst Bancshares, Inc. assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Overview

As of June 30, 2014, we had consolidated total assets of $3.8 billion, an increase of $0.3 billion, or 8.6%, from $3.5 billion at December 31, 2013. Total loans were $3.1 billion at June 30, 2014, up $0.2 billion, or 6.9%, from $2.9 billion at December 31, 2013. Total deposits were $3.2 billion at June 30, 2014, an increase of $0.2 billion, or 6.7%, from $3.0 billion at December 31, 2013.

Net income available to common stockholders for the quarter ended June 30, 2014 was $11.5 million, an increase of $1.9 million, or 19.8%, from $9.6 million for the quarter ended June 30, 2013. Basic and diluted earnings per common share were $0.49 and $0.46, respectively, for the three months ended June 30, 2014, compared to $0.46 and $0.44, respectively, for the corresponding period in 2013.

Net income available to common stockholders for the six months ended June 30, 2014 was $23.1 million, an increase of $4.4 million, or 23.5%, from $18.7 million for the six months ended June 30, 2013. Basic and diluted earnings per common share were $1.01 and $0.97, respectively, for the six months ended June 30, 2014, compared to $0.94 and $0.88, respectively, for the corresponding period in 2013.

The Company completed an initial public offering of 625,000 shares (pre-split) of its common stock during the quarter ended June 30, 2014, generating gross proceeds of $56.9 million to support future growth. Stockholders’ equity increased to $380.1 million at June 30, 2014, or 27.9%, from $297.1 million at December 31, 2013. The increase was primarily attributable to the results of the Company’s initial public offering and retained earnings over the period.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2014, we had $3.0 million in federal funds sold, compared to $8.6 million at December 31, 2013. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2014, we had $197.7 million in balances at the Federal Reserve, compared to $186.0 million at December 31, 2013.

Debt Securities

Debt securities available for sale totaled $294.3 million at June 30, 2014 and $266.2 million at December 31, 2013. Debt securities held to maturity totaled $31.2 million at June 30, 2014 and $32.3 million at December 31, 2013. Pay-downs of $9.7 million in mortgage-backed securities, and maturities and calls of $5.0 million in government agency securities were replaced with purchases of $9.5 million of U.S. Treasury securities, $15.3 million of mortgage-backed securities, $7.8 million of U.S. government agencies and $7.2 million of municipal securities during the first six months of 2014. All securities bought during the first six months of 2014 were are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2014 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of June 30, 2014, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3.1 million and certain securities of First National Bankers Bank in which we invested $0.3 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2014 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $187.6 million and $200.7 million as of June 30, 2014 and December 31, 2013, respectively.

Loans

We had total loans of $3.1 billion at June 30, 2014, an increase of $0.2 billion, or 6.9%, compared to $2.9 billion at December 31, 2013. At June 30, 2014, the percentage of our loans in each of our markets were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	50.34%
Huntsville, AL MSA	14.24%
Dothan, AL MSA	12.37%
Montgomery, AL MSA	9.84%
Mobile, AL MSA	4.04%
Total Alabama MSAs	90.83%
Pensacola, FL MSA	7.09%
Nashville, TN MSA	2.08%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2014.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

June 30, 2014	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$10,780	44.62%
Real estate - construction	6,378	5.83%
Real estate - mortgage	8,481	47.88%
Consumer	985	1.67%
Qualitative factors	6,360	-%
Total	$32,984	100.00%

December 31, 2013	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$11,170	44.73%
Real estate - construction	5,809	5.31%
Real estate - mortgage	7,495	48.28%
Consumer	855	1.68%
Qualitative factors	5,334	-%
Total	$30,663	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $13.2 million at June 30, 2014, compared to $9.7 million at December 31, 2013. Of this total, nonaccrual loans of $13.2 million at June 30, 2014 represented a net increase of $3.5 million from nonaccrual loans at December 31, 2013. There were no loans 90 or more days past due and still accruing at June 30, 2014, compared to two loans 90 or more days past due and still accruing totaling $115,000, at December 31, 2013. Troubled Debt Restructurings (“TDR”) at June 30, 2014 and December 31, 2013 were $9.2 million and $14.2 million, respectively. This decrease is attributable to net pay-downs of $4.7 million and net charge-offs of $1.7 million. One loan for $1.4 million was newly classified as a TDR during the second quarter of 2014. There were seven TDR loans totaling $2.2 million in payment default status at June 30, 2014.

Other real estate owned (OREO) and repossessions decreased to $6.7 million at June 30, 2014, from $12.9 million at December 31, 2013. The total number of OREO and repossessed asset accounts decreased to 26 at June 30, 2014, from 51 at December 31, 2013.

The following table summarizes our nonperforming assets and TDRs at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance	Number of Loans	Balance	Number of Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,056	9	$1,714	9
Real estate - construction	7,601	21	3,750	14
Real estate - mortgage:
Owner-occupied commercial	1,583	4	1,435	3
1-4 family mortgage	1,199	4	1,877	3
Other mortgage	959	1	243	1
Total real estate - mortgage	3,741	9	3,555	7
Consumer	795	6	602	4
Total Nonaccrual loans:	$13,193	45	$9,621	34

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	19	1
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	19	1
Consumer	-	-	96	1
Total 90+ days past due and accruing:	$-	-	$115	2

Total Nonperforming Loans:	$13,193	45	$9,736	36

Plus: Other real estate owned and repossessions	6,739	26	12,861	51
Total Nonperforming Assets	$19,932	71	$22,597	87

Restructured accruing loans:
Commercial, financial and agricultural	$858	2	$962	2
Real estate - construction	-	-	217	1
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	4,487	2	8,225	2
Other mortgage	1,685	2	285	1
Total real estate - mortgage	6,172	4	8,510	3
Consumer	-	-	-	-
Total restructured accruing loans:	$7,030	6	$9,689	6

Total Nonperforming assets and restructured accruing loans	$26,962	77	$32,286	93

Ratios:
Nonperforming loans to total loans	0.43%		0.34%
Nonperforming assets to total loans plus other real estate owned	0.65%		0.79%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned	0.88%		1.12%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.4 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $10.8 million to commercial, financial and agricultural loans and $9.5 million to other loan types. We have a total loan loss reserve as of June 30, 2014 allocable to specific loan types of $26.7 million. Another $ 6.3 million of our allowance for loan losses is based on our judgment regarding various external and internal factors, including macroeconomic trends, our assessment of the Company’s loan growth prospects and evaluations of internal risk controls. The total resulting loan loss reserve is $33.0 million. Based upon historical performance, known factors, overall judgment and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of June 30, 2014, we had impaired loans of $28.7 million inclusive of nonaccrual loans, a decrease of $3.3 million from $32.0 million as of December 31, 2013. We allocated $7.2 million of our allowance for loan losses at June 30, 2014 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $28.7 million of impaired loans reported as of June 30, 2014, $8.6 million were real estate construction loans, $6.2 million (a total of 16 loans with six builders) were residential construction loans, and $135,000 consisted of various residential lot loans to two builders.

Deposits

Total deposits increased $0.2 billion, or 6.7%, to $3.2 billion at June 30, 2014 compared to $3.0 billion at December 31, 2013. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $181.1 million and $174.4 million at June 30, 2014 and December 31, 2013, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.28% for the quarter ended June 30, 2014. The $20.0 million in other borrowings consist of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2014, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $129.8 million. Additionally, the Bank had additional borrowing availability of approximately $160.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We added a new line for $40.0 million during the second quarter of 2014. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2014. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 – 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)

Contractual Obligations (1)

Deposits without a stated maturity	$2,756,828	$-	$-	$-	$-
Certificates of deposit (2)	400,814	233,376	126,770	40,668	-
Federal funds purchased	181,070	181,070	-	-	-
Subordinated debentures	19,957	-	-	-	19,957
Operating lease commitments	15,580	2,568	4,849	4,036	4,127
Total	$3,374,249	$417,014	$131,619	$44,704	$24,084

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of June 30, 2014, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2014.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2014, December 31, 2013 and June 30, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$427,458	13.74%	$248,911	8.00%	$	N/A	N/A
ServisFirst Bank	373,795	12.01%	248,886	8.00%		311,108	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	374,517	12.04%	124,456	4.00%		N/A	N/A
ServisFirst Bank	340,811	10.95%	124,443	4.00%		186,665	6.00%
Tier 1 Capital to Average Assets:
Consolidated	374,517	10.32%	124,456	4.00%		N/A	N/A
ServisFirst Bank	340,811	9.39%	145,201	4.00%		181,501	5.00%

As of December 31, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$343,904	11.73%	$234,617	8.00%	$	N/A	N/A
ServisFirst Bank	341,256	11.64%	234,601	8.00%		293,252	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	293,301	10.00%	117,308	4.00%		N/A	N/A
ServisFirst Bank	310,593	10.59%	117,301	4.00%		175,951	6.00%
Tier 1 Capital to Average Assets:
Consolidated	293,301	8.48%	138,373	4.00%		N/A	N/A
ServisFirst Bank	310,593	8.98%	138,331	4.00%		172,913	5.00%

As of June 30, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$309,699	11.65%	$212,673	8.00%	$	N/A	N/A %
ServisFirst Bank	307,399	11.56%	212,670	8.00%		265,837	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	261,018	9.82%	106,337	4.00%		N/A	N/A %
ServisFirst Bank	278,642	10.48%	106,335	4.00%		159,502	6.00%
Tier 1 Capital to Average Assets:
Consolidated	261,018	8.80%	118,920	4.00%		N/A	N/A %
ServisFirst Bank	278,642	9.37%	118,993	4.00%		148,741	5.00%

Off-Balance Sheet Arrangements

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $293,000 as of June 30, 2014 and $264,000 as of December 31, 2013 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at June 30, 2014 are as follows:

June 30, 2014
(In Thousands)
Commitments to extend credit	$1,112,439
Credit card arrangements	38,915
Standby letters of credit	26,029
$1,177,383

Commitments to extend credit beyond current funded amounts are agreements to lend to a customer as long as there is no violation of any condition established in the applicable loan agreement. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2014 was $11.6 million compared to net income of $9.7 million for the three months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $23.3 million compared to net income of $18.9 million for the six months ended June 30, 2013. Core net income for the three and six months ended June 30, 2014 was $12.7 million and $25.0 million, respectively. Core net income excludes the impact of non-routine expenses in the first and second quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our markets, including the acceleration of vesting, as more fully described in “Non-interest Expense” below. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below. Increases in net income were primarily attributable to increased net interest income, partially offset by increased operating expenses. Net interest income for the three months ended June 30, 2014 increased to $32.0 million, or 16.4%, compared to $27.5 million for the corresponding period in 2013. Net interest income for the six months ended June 30, 2014 increased to $62.8 million, or 17.6%, compared to $53.4 million for the corresponding period in 2013. The provision for loan losses decreased $0.9 million to $2.4 million for the three months ended June 30, 2014 compared to the corresponding period in 2013, and decreased $2.8 million to $4.8 million for the six months ended June 30, 2014 compared to the corresponding period in 2013. The decrease in provision for loan losses is more fully explained in “Provision for Loan Losses” below. Non-interest income increased $0.3 million to $2.9 million for the three months ended June 30, 2014 compared to the corresponding period in 2013, and decreased $0.3 million to $5.1 million for the six months ended June 30, 2014 compared to the corresponding period in 2013. Non-interest expenses for the three months ended June 30, 2014 increased to $15.4 million, or 24.2%, compared to $12.4 million for the corresponding period in 2013, and for the six months ended June 30, 2014 increased to $29.1 million, or 26.0%, compared to $23.1 million for the corresponding period in 2013. Changes in non-interest income and non-interest expense are more fully explained below.

Basic and diluted net income per common share were $0.49 and $0.46, respectively, for the three months ended June 30, 2014, compared to $0.46 and $0.44, respectively, for the corresponding period in 2013. Basic and diluted net income per common share were $1.01 and $0.97, respectively, for the six months ended June 30, 2014, compared to $0.94 and $0.88, respectively, for the corresponding period in 2013. Core basic and diluted earnings per share were $0.53 and $0.51, respectively, for the three months ended June 30, 2014, and were $1.08 and $1.03, respectively, for the six months ended June 30, 2014. Return on average assets for the three and six months ended June 30, 2014 was 1.28% and 1.32%, respectively, compared to 1.31% for both of the corresponding periods in 2013. Core return on average assets for the three and six months ended June 30, 2014 was 1.41%. Return on average common stockholders’ equity for the three and six months ended June 30, 2014 was 15.03% and 15.61%, respectively, compared to 17.28% and 17.96% for the corresponding period in 2013. Core return on average common stockholders’ equity for the three and six months ended June 30, 2014 was 16.54% and 16.70%.

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

Taxable-equivalent net interest income increased $4.5 million, or 16.1%, to $32.4 million for the three months ended June 30, 2014 compared to $27.9 million for the corresponding period in 2013, and increased $9.5 million, or 17.5%, to $63.7 million for the six months ended June 30, 2014 compared to $54.2 million for the corresponding period in 2013. This increase was primarily attributable to growth in average earning assets, which increased $0.6 billion, or 22.3% from the second quarter of 2013 to the second quarter of 2014, and $0.6 billion, or 21.6%, from the first six months of 2013 to the first six months of 2014. The taxable-equivalent yield on interest-earning assets decreased to 4.13% for the three months ended June 30, 2014 from 4.38% for the corresponding period in 2013, and decreased to 4.17% for the six months ended June 30, 2014 from 4.39% for the corresponding period in 2013. The yield on loans for the three months ended June 30, 2014 was 4.45% compared to 4.58% for the corresponding period in 2013, and 4.47% compared to 4.61% for the six months ended June 30, 2014 and June 30, 2013, respectively. Loan fees included in the yield calculation increased to $220,000 for the three months ended June 30, 2014 from $60,000 for the corresponding period in 2013, and increased to $460,000 for the six months ended June 30, 2014 from $65,000 for the corresponding period in 2013. Document preparation fees charged on each loan were increased from $300 to $400 early in 2014, and there was an increase in the amount of letter of credit fees collected during the three and six months ended June 30, 2014 when compared to the same periods in 2013. The cost of total interest-bearing liabilities decreased to 0.53% for the three months ended June 30, 2014 from 0.59% for the corresponding period in 2013, and to 0.54% for the six months ended June 30, 2014 from 0.62% for the corresponding period in 2013. Net interest margin for the three months ended June 30, 2014 was 3.74% compared to 3.93% for the corresponding period in 2013, and 3.76% for the six months ended June 30, 2014 compared to 3.92% for the corresponding period in 2013.

The following tables show, for the three and six months ended June 30, 2014 and June 30, 2013, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30, 2014 and 2013

(Dollar Amounts In Thousands)

	2014			2013
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,978,631	$33,095	4.46%	$2,519,869	$28,787	4.58%
Tax-exempt(2)	15,803	128	3.25	2,453	35	5.72
Mortgage loans held for sale	8,048	65	3.24	14,157	74	2.10
Investment securities:
Taxable	188,148	1,127	2.40	139,189	918	2.65
Tax-exempt(2)	123,897	1,269	4.11	115,428	1,215	4.22
Total investment securities (3)	312,045	2,396	3.08	254,617	2,133	3.36
Federal funds sold	41,388	38	0.37	21,303	14	0.26
Restricted equity securities	3,446	65	7.57	3,738	21	2.25
Interest-bearing balances with banks	121,532	75	0.25	30,083	18	0.24
Total interest-earning assets	$3,480,893	$35,862	4.13%	$2,846,220	$31,082	4.38%
Non-interest-earning assets:
Cash and due from banks	57,387			42,175
Net fixed assets and equipment	8,377			9,359
Allowance for loan losses, accrued interest and other assets	88,849			75,239
Total assets	$3,635,506			2,972,993

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$482,115	$320	0.27%	$415,955	$291	0.28%
Savings deposits	25,406	18	0.28	21,733	15	0.28
Money market accounts	1,472,346	1,607	0.44	1,123,605	1,285	0.46
Time deposits	402,613	1,083	1.08	402,733	1,193	1.19
Federal funds purchased	195,809	136	0.28	185,533	136	0.29
Other borrowings	19,953	283	5.69	19,920	294	5.92
Total interest-bearing liabilities	$2,598,242	$3,447	0.53%	$2,169,479	$3,214	0.59%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	675,098			539,228
Other liabilities	15,908			1,799
Stockholders' equity	341,371			255,837
Unrealized gains on securities and derivatives	4,888			6,650
Total liabilities and stockholders' equity	$3,635,506			$2,972,993
Net interest spread			3.60%			3.79%
Net interest margin			3.74%			3.93%

(1)         Non-accrual loans are included in average loan balances in all periods. Loan fees of $220,000 and $60,000 are included in interest income in 2014 and 2013, respectively.

(2)         Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(3)         Unrealized gains of $7,519,000 and $10,230,000 are excluded from the yield calculation in 2014 and 2013, respectively.

	For the Three Months Ended June 30,
	2014 Compared to 2013
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$5,116	$(808)	$4,308
Tax-exempt	114	(21)	93
Mortgages held for sale	(40)	31	(9)
Debt securities:
Taxable	299	(90)	209
Tax-exempt	88	(34)	54
Total debt securities	387	(124)	263
Federal funds sold	16	8	24
Restricted equity securities	(2)	46	44
Interest-bearing balances with banks	56	1	57
Total interest-earning assets	5,647	(867)	4,780

Interest-bearing liabilities:
Interest-bearing demand deposits	44	(15)	29
Savings	3	-	3
Money market accounts	383	(61)	322
Time deposits	-	(110)	(110)
Federal funds purchased	7	(7)	-
Other borrowed funds	-	(11)	(11)
Total interest-bearing liabilities	437	(204)	233
Increase in net interest income	$5,210	$(663)	$4,547

We have experienced an unfavorable variance relating to the interest rate component because rates on earning assets have declined at a greater pace compared to deposit cost. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin. Our growth in loans continues to result in favorable volume component change and overall change.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30, 2014 and 2013

(Dollar Amounts In Thousands)

	2014			2013
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,935,770	$65,231	4.48%	$2,453,697	$56,047	4.61%
Tax-exempt(2)	15,180	248	3.29	2,458	72	5.91
Mortgage loans held for sale	6,282	95	3.05	16,725	168	2.03
Investment securities:
Taxable	181,532	2,223	2.47	141,281	1,879	2.68
Tax-exempt(2)	123,295	2,526	4.13	112,524	2,411	4.32
Total investment securities (3)	304,827	4,749	3.14	253,805	4,290	3.41
Federal funds sold	48,104	85	0.36	22,406	26	0.23
Restricted equity securities	3,591	65	3.65	4,347	43	1.99
Interest-bearing balances with banks	102,014	89	0.18	32,381	38	0.24
Total interest-earning assets	$3,415,768	$70,562	4.17%	$2,785,819	$60,684	4.39%
Non-interest-earning assets:
Cash and due from banks	56,738			41,808
Net fixed assets and equipment	8,549			9,301
Allowance for loan losses, accrued interest and other assets	87,111			74,734
Total assets	$3,568,166			$2,911,662

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$480,406	$638	0.27%	$414,951	$572	0.28%
Savings deposits	25,245	35	0.28	21,910	30	0.28
Money market accounts	1,444,649	3,164	0.44	1,099,052	2,510	0.46
Time deposits	407,590	2,205	1.09	399,336	2,385	1.20
Federal funds purchased	195,888	270	0.28	161,491	221	-
Other borrowings	19,949	566	5.72	23,660	760	6.48
Total interest-bearing liabilities	$2,573,727	$6,878	0.54%	$2,120,400	$6,478	0.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	657,641			531,491
Other liabilites	10,982			9,394
Stockholders' equity	321,054			243,509
Unrealized gains on securities and derivatives	4,762			6,868
Total liabilities and stockholders' equity	$3,568,166			$2,911,662
Net interest spread			3.63%			3.78%
Net interest margin			3.76%			3.92%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $460,000 and $65,000 are included in interest income in 2014 and 2013, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $7,329,000 and $10,566,000 are excluded from the yield calculation in 2014 and 2013, respectively.

	For the Six Months Ended June 30,
	2014 Compared to 2013
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$10,748	$(1,564)	$9,184
Tax-exempt	221	(45)	176
Mortgages held for sale	(134)	61	(73)
Debt securities:
Taxable	502	(158)	344
Tax-exempt	224	(109)	115
Total debt securities	726	(267)	459
Federal funds sold	40	19	59
Restricted equity securities	(8)	30	22
Interest-bearing balances with banks	63	(12)	51
Total interest-earning assets	11,656	(1,778)	9,878

Interest-bearing liabilities:
Interest-bearing demand deposits	88	(22)	66
Savings	5	-	5
Money market accounts	761	(107)	654
Time deposits	48	(228)	(180)
Federal funds purchased	47	2	49
Other borrowed funds	(111)	(83)	(194)
Total interest-bearing liabilities	838	(438)	400
Increase in net interest income	$10,818	$(1,340)	$9,478

Adverse variance of the change in interest rate component has led to a 16 basis point decrease in the net interest margin due to the prolonged low interest rate environment. Our growth in loans continues to result in a favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2014, total loans rated Special Mention, Substandard, and Doubtful were $101.0 million, or 3.3% of total loans, compared to $93.2 million, or 3.3% of total loans, at December 31, 2013. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.4 million for the three months ended June 30, 2014, a decrease of $0.9 from $3.3 million for the three months ended June 30, 2013, and was $4.7 million for the six months ended June 30, 2014, a $2.9 million decrease, compared to $7.6 million for the six months ended June 30, 2013. The decrease in provision for loan losses for the three and six-month periods ended June 30, 2014 is primarily attributable to improving credit quality resulting from fewer loan charge-offs. Nonperforming loans increased to $13.2 million, or 0.43% of total loans, at June 30, 2014 from $9.7 million, or 0.34% of total loans, at December 31, 2013, but were lower than $15.0 million, or 0.58% of total loans, at June 30, 2013. Impaired loans decreased to $28.7 million, or 0.9% of total loans, at June 30, 2014, compared to $32.0 million, or 1.1% of total loans, at December 31, 2013. The allowance for loan losses totaled $33.0 million, or 1.08% of total loans, net of unearned income, at June 30, 2014, compared to $30.7 million, or 1.07% of loans, net of unearned income, at December 31, 2013 and $28.8 million, or 1.11% of loans, net of unearned income, at June 30, 2013.

Non-interest Income

Non-interest income totaled $2.9 million for the three months ended June 30, 2014, an increase of $0.3 million, or 11.5%, compared to the corresponding period in 2013, and totaled $5.1 million for the six months ended June 30, 2014, a decrease of $0.3 million, or 5.6%, compared to the corresponding period in 2013. Service charges on deposit accounts increased to $1.1 million for the three months ended June 30, 2014 compared to $0.8 million for the same period in 2013, and increased to $1.9 million for the six months ended June 30, 2014 compared to $1.6 million for the same period in 2013. This increase was primarily the result of increases in monthly service charges and various transaction fees on many of our business accounts that became effective in May 2014. Income from credit cards increased to $0.5 million for the three months ended June 30, 2014 from $0.3 million for the same period in 2013, and increased to $0.9 million for the six months ended June 30, 2014 compared to $0.6 million for the same period in 2013. We continue to aggressively expand our credit card products, and have begun to sell credit card services through our correspondent banks. Increases in the cash surrender value of bank-owned life insurance contracts increased by $0.1 million during the three month and six periods ended June 30, 2014 compared to the same periods in 2013, a result of the purchase of additional life insurance contracts in September 2013. Income from mortgage banking for the three months ended June 30, 2014 was $0.7 million, down from $0.8 million for the same period in 2013, and for the six months ended June 30, 2014 was $1.0 million compared to $1.8 million for the same period in 2013. Recent fluctuations in market rates for mortgages have resulted in a lower number of refinancings of existing mortgages. We had no securities sales during the first six months of 2014 compared to $0.1 million in gains on sales proceeds of $3.0 million during the second quarter of 2013, and $0.1 million in gains on sales proceeds of $4.1 million during the first six months of 2013.

Non-interest Expense

Non-interest expense totaled $15.4 million for the three months ended June 30, 2014, an increase of $3.0 million, or 24.2%, compared to $12.4 million for the same period in 2013, and totaled $29.1 million for the six months ended June 30, 2014, an increase of $6.0 million, or 26.0%, compared to $23.1 million for the same period in 2013.

Details of expenses are as follows:

•	Salary and benefit expense increased $2.0 million, or 28.2%, to $9.1 million for the three months ended June 30, 2014 from $7.1 million for the same period in 2013, and increased $4.1 million, or 32.3%, to $16.8 million for the six months ended June 30, 2014 from $12.7 million for the same period in 2013. We had 280 full-time equivalent employees at June 30, 2014 compared to 265 at June 30, 2013, a 5.7% increase. Items impacting the second quarter of 2014 when compared to the same period in 2013 include: (1) new hires with annual salaries totaling $0.2 million (less than $0.1 million recognized during the quarter), (2) $0.3 million higher deferrals of lending-related compensation expense and (3) non-routine expenses of $1.8 million resulting from a correction of our accounting for vested stock options previously granted to members of our advisory boards, as discussed more fully below. Items impacting the six month period ending June 30, 2014 when compared to the same period in 2013 include: (1) new hires with annual salaries totaling $0.9 million ($0.3 million recognized during the first six months of 2014), (2) reversal of $0.6 million during the first quarter of 2014 from accrued incentives related to the 2013 plan year, (3) $0.2 million higher deferrals of lending-related compensation expense and (4) non-routine expenses of $2.5 million resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our markets and the related acceleration of vesting of these stock options. The non-routine expenses discussed above impacted our diluted earnings per share for the first and second quarters of 2014 by $0.02 and $0.05, respectively. We historically accounted for these options under the provisions of FASB ASC 718-10, Compensation – Stock Compensation, and now have determined to recognize as an expense the fair value of these vested options in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. The change in accounting treatment is a non-cash item and does not impact the Company’s operating activities or cash from operations.
40

•	Other operating expenses increased $0.8 million to $3.6 million for the three months ended June 30, 2014 compared to the same period in 2013, and increased $1.2 million to $6.7 million for the six months ended June 30, 2014 compared to the same period in 2013. This increase was primarily the result of write-downs of investments in tax credit partnerships of $0.4 million for the three months ended June 30, 2014 and $0.8 million for the six months ended June 30, 2014 compared to $53,000 and $0.1 million during the same periods in 2013, respectively. We recognized corresponding tax credits of $0.9 million and $1.5 million for the three and six months ended June 30, 2014 compared to $53,000 and $0.1 million for the same periods in 2013. In addition, we accrued $0.4 million during the second quarter of 2014 for the potential settlement of a lawsuit.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2014 compared to the same periods in 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ change	% change	2014	2013	$ change	% change
Non-interest Income:
Service charges on deposit accounts	$1,057	$806	$251	31.1%	$1,925	$1,568	$357	22.8%
Mortgage banking	674	787	(113)	(14.4)%	958	1,752	(794)	(45.3)%
Securities gains	-	8	(8)	NM	-	131	(131)	NM
Increase in cash surrender value life insurance	546	485	61	12.6%	1,082	955	127	13.3%
Other operating income	661	487	174	35.7%	1,148	964	184	19.1%
Total non-interest income	$2,938	$2,573	$365	14.2%	$5,113	$5,370	$(257)	(4.8)%

Non-interest Expense:
Salaries and employee benefits	$9,098	$7,056	$2,042	28.9%	$16,795	$12,735	$4,060	31.9%
Equipment and occupancy expense	1,409	1,469	(60)	(4.1)%	2,775	2,580	195	7.6%
Professional services	532	425	107	25.2%	1,048	886	162	18.3%
FDIC and other regulatory assessments	528	426	102	23.9%	1,045	858	187	21.8%
OREO expense	298	204	94	46.1%	785	594	191	32.2%
Other operating expense	3,552	2,792	760	27.2%	6,692	5,471	1,221	22.3%
Total non-interest expense	$15,417	$12,372	$3,045	24.6%	$29,140	$23,124	$6,016	26.0%

Income Tax Expense

Income tax expense was $5.5 million for the three months ended June 30, 2014 compared to $4.7 million for the same period in 2013, and was $10.7 million for the six months ended June 30, 2014 compared to $9.1 million for the same period in 2013. Our effective tax rate for the three and six months ended June 30, 2014 was 32.1% and 31.4%, respectively, compared to 32.5% and 32.4%, respectively, for the corresponding periods in 2013. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

We own real estate investment trusts for the purpose of holding and managing participations in residential mortgages and commercial real estate loans originated by the Bank. The trusts are majority-owned subsidiaries of a trust holding company, which in turn is a wholly-owned subsidiary of the Bank. The trusts earn interest income on the loans they hold and incur operating expenses related to their activities. They pay their net earnings, in the form of dividends, to the Bank, which receives a deduction for state income taxes.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

As discussed in more detail in the section titled “Non-interest Expense,” we recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. The non-GAAP financial measures included in this quarterly report on Form 10-Q results for the first and second quarters of 2014 and the first six months of 2014 are “core net income,” “core net income available to common stockholders,” “core diluted earnings per share,” “core return on average assets” and “core return on average common stockholders’ equity.” Each of these five core financial measures excludes the impact of the non-routine expenses attributable to the correction of our accounting for stock options and related acceleration of vesting of such stock options.

“Core net income” is defined as net income, adjusted by the net effect of the non-routine expense.

“Core net income available to common stockholders” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense.

“Core diluted earnings per share” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense, divided by weighted average diluted shares outstanding.

“Core return on average assets” is defined as net income, adjusted by the net effect of the non-routine expense, divided by average total assets.

“Core return of average common stockholders’ equity” is defined as net income, adjusted by the net effect of the non-routine expense, divided by average common stockholders’ equity.

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the six months ended June 30, 2014 and the three month periods ended June 30, 2014 and March 31, 2014. Dollars are in thousands, except share and per share data.

	For the Six Months Ended June 30, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended March 31, 2014
Provision for income taxes - GAAP	$10,705	$5,476	$5,229
Adjustments:
Adjustment for non-routine expense	865	619	246
Core provision for income taxes	$11,570	$6,095	$5,475

Return on average assets - GAAP	1.32%	1.28%	1.36%
Net income - GAAP	$23,343	$11,585	$11,758
Adjustments:
Adjustment for non-routine expense	1,612	1,155	457
Core net income	$24,955	$12,740	$12,215
Average assets	$3,568,159	$3,635,506	$3,500,257
Core return on average assets	1.41%	1.41%	1.42%

Return on average common stockholders' equity	15.61%	15.03%	17.83%
Net income available to common stockholders - GAAP	$23,127	$11,469	$11,658
Adjustments:
Adjustment for non-routine expense	1,612	1,155	457
Core net income available to common stockholders	$24,739	$12,624	$12,115
Average common stockholders' equity	$298,713	$306,050	$265,188
Core return on average common stockholders' equity	16.70%	16.54%	18.53%

Earnings per share - GAAP	$1.01	$0.49	$0.53
Weighted average shares outstanding, diluted	22,917,881	23,627,898	22,199,976
Core diluted earnings per share	$1.08	$0.53	$0.55

Diluted earnings per share - GAAP	$0.97	$0.46	$0.51
Weighted average shares outstanding, diluted	23,909,707	24,823,590	22,985,670
Core diluted earnings per share	$1.03	$0.51	$0.53

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2014. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2014, the Company’s registration statement on Form S-1 (File No. 333-193401), which related to the Company’s initial public offering, was declared effective by the SEC. Under that registration statement, the Company registered and sold an aggregate of 625,000 shares (pre-split) of common stock at a price to the public of $91.00 per share (pre-split), generating gross offering proceeds of approximately $56.9 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentence, our initial public offering terminated. Sandler O’Neill & Partners, L.P. and Raymond James & Associates, Inc. served as underwriters for the offering. The net proceeds to the Company of the sale of such shares, after underwriting commissions and offering expenses, were approximately $52.1 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates. There has been no material change in the planned use of proceeds from the Company’s initial public offering as described in its final prospectus filed with the SEC on May 14, 2014 under Rule 424(b) of the Securities Act of 1933, as amended.

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

SERVISFIRST BANCSHARES, INC.

Date: July 30, 2014	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: July 30, 2014	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.

:

