Form 10-Q
period 2014-09-30
ServisFirst Bancshares, Inc.
filed 2014-10-29
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Monday, October 27, 2014
Common stock, $.001 par value	24,791,436

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO
EX-31.02 SECTION 302 CERTIFICATION OF THE CFO
EX-32.01 SECTION 906 CERTIFICATION OF THE CEO
EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$59,483	$61,370
Interest-bearing balances due from depository institutions	277,984	188,411
Federal funds sold	6,566	8,634
Cash and cash equivalents	344,033	258,415
Available for sale debt securities, at fair value	302,303	266,220
Held to maturity debt securities (fair value of $30,248 and $31,315 at September 30, 2014 and December 31, 2013, respectively)	30,048	32,274
Restricted equity securities	3,418	3,738
Mortgage loans held for sale	9,037	8,134
Loans	3,159,772	2,858,868
Less allowance for loan losses	(34,442)	(30,663)
Loans, net	3,125,330	2,828,205
Premises and equipment, net	7,958	8,351
Accrued interest and dividends receivable	10,882	10,262
Deferred tax assets	15,620	11,018
Other real estate owned and repossessed assets	6,940	12,861
Bank owned life insurance contracts	85,639	69,008
Other assets	11,591	12,213
Total assets	$3,952,799	$3,520,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$794,553	$650,456
Interest-bearing	2,558,213	2,369,186
Total deposits	3,352,766	3,019,642
Federal funds purchased	178,230	174,380
Other borrowings	19,965	19,940
Accrued interest payable	2,204	769
Other liabilities	6,498	8,776
Total liabilities	3,559,663	3,223,507
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at September 30, 2014 and at December 31, 2013	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 24,791,436 shares issued and outstanding at September 30, 2014 and 22,050,036 shares issued and outstanding at December 31, 2013	25	7
Additional paid-in capital	184,797	123,325
Retained earnings	163,414	130,011
Accumulated other comprehensive income	4,690	3,891
Total stockholders' equity attributable to ServisFirst Banchsares, Inc.	392,884	297,192
Noncontrolling interest	252	-
Total Stockholders' equity	393,136	297,192
Total liabilities and stockholders' equity	$3,952,799	3,520,699

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$34,662	$30,475	$100,164	$86,667
Taxable securities	1,131	980	3,354	2,851
Nontaxable securities	877	858	2,618	2,537
Federal funds sold	38	44	118	77
Other interest and dividends	149	142	308	224
Total interest income	36,857	32,499	106,562	92,356
Interest expense:
Deposits	3,123	3,131	9,164	8,628
Borrowed funds	415	403	1,252	1,381
Total interest expense	3,538	3,534	10,416	10,009
Net interest income	33,319	28,965	96,146	82,347
Provision for loan losses	2,748	3,034	7,500	10,652
Net interest income after provision for loan losses	30,571	25,931	88,646	71,695
Noninterest income:
Service charges on deposit accounts	1,172	823	3,097	2,391
Mortgage banking	582	402	1,540	2,154
Securities gains	3	-	3	131
Increase in cash surrender value life insurance	549	491	1,631	1,446
Other operating income	700	553	1,848	1,517
Total noninterest income	3,006	2,269	8,119	7,639
Noninterest expenses:
Salaries and employee benefits	7,890	7,048	24,685	19,783
Equipment and occupancy expense	1,437	1,272	4,212	3,852
Professional services	829	443	1,877	1,329
FDIC and other regulatory assessments	533	405	1,578	1,263
OREO expense	220	357	1,005	951
Other operating expenses	4,406	2,542	11,098	8,013
Total noninterest expenses	15,315	12,067	44,455	35,191
Income before income taxes	18,262	16,133	52,310	44,143
Provision for income taxes	4,260	5,321	14,965	14,394
Net income	14,002	10,812	37,345	29,749
Preferred stock dividends	100	100	316	300
Net income available to common stockholders	$13,902	$10,712	$37,029	$29,449

Basic earnings per common share	$0.56	$0.51	$1.57	$1.45

Diluted earnings per common share	$0.54	$0.49	$1.51	$1.37

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$14,002	$10,812	$37,345	$29,749
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $(331) and $424 for the three and nine months ended September 30, 2014, respectively, and $199 and $(1,458) for the three and nine months ended September 30, 2013, respectively	(614)	369	801	(2,708)
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $1 for the three and nine months ended September 30, 2014, and $46 for the nine months ended September 30, 2013	(2)	-	(2)	(85)
Other comprehensive (loss) income, net of tax	(616)	369	799	(2,793)
Comprehensive income	$13,386	$11,181	$38,144	$26,956

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Common dividends paid, $0.10 per share	-	-	-	(2,369)	-	-	(2,369)
Common dividends declared, $0.05 per share	-	-	-	(1,240)	-	-	(1,240)
Preferred dividends paid	-	-	-	(316)	-	-	(316)
3-for-1 common stock split, in the form of a stock dividend	-	17	-	(17)	-	-	-
Issue 1,875,000 shares of common stock, net of issuance cost of $4,777	-	1	52,097	-	-	-	52,098
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 866,400 stock options and warrants, including tax benefit of $881	-	-	5,972	-	-	-	5,972
Stock-based compensation expense	-	-	3,403	-	-	-	3,403
Other comprehensive income, net of tax	-	-	-	-	799	-	799
Net income	-	-	-	37,345	-	2	37,347
Balance, September 30, 2014	$39,958	$25	$184,797	$163,414	$4,690	$252	$393,136

Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$-	$233,257
Common dividends paid	-	-	-	(12)	-	-	(12)
Common dividends declared, $0.50 per share	-	-	-	(3,538)	-	-	(3,538)
Preferred dividends paid	-	-	-	(300)	-	-	(300)
Exercise 113,500 stock options and warrants, including tax benefit of $243	-	-	2,632	-	-	-	2,632
Issuance of 1,800,000 shares upon mandatory conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	-	15,000
Common stock issued	-	-	1,416	-	-	-	1,416
Other comprehensive loss, net of tax	-	-	-	-	(2,793)	-	(2,793)
Stock-based compensation expense	-	-	889	-	-	-	889
Other comprehensive loss, net of tax	-	-	-	29,749	-	-	29,749
Balance, September 30, 2013	$39,958	$7	$113,441	$118,391	$4,503	$-	$276,300

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands) (Unaudited)

	2014	2013
OPERATING ACTIVITIES
Net income	$37,345	$29,749
Adjustments to reconcile net income to net cash provided by:
Deferred tax benefit	(5,032)	(270)
Provision for loan losses	7,500	10,652
Depreciation and amortization	1,497	1,356
Net amortization of investments	2,673	712
Increase in accrued interest and dividends receivable	(620)	(446)
Stock-based compensation expense	3,403	889
Increase in accrued interest payable	1,435	73
Proceeds from sale of mortgage loans held for sale	73,979	151,767
Originations of mortgage loans held for sale	(73,342)	(136,024)
Gain on sale of debt securities available for sale	(3)	(131)
Gain on sale of mortgage loans held for sale	(1,540)	(2,199)
Net loss on sale of other real estate owned	362	135
Write down of other real estate owned	423	402
Decrease in special prepaid FDIC insurance assessments	-	2,498
Increase in cash surrender value of life insurance contracts	(1,631)	(1,446)
Excess tax benefits from exercise of stock options and warrants	(881)	(248)
Net change in other assets, liabilities, and other operating activities	(3,466)	(3,186)
Net cash provided by operating activities	42,102	54,283
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(59,305)	(66,120)
Proceeds from sale of debt securities available for sale	173	-
Proceeds from maturities, calls and paydowns of debt securities available for sale	23,736	38,734
Purchase of debt securities held to maturity	-	(10,668)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	2,226	3,505
Increase in loans	(305,015)	(386,247)
Purchase of premises and equipment	(1,104)	(1,027)
Purchase of bank-owned life insurance contracts	(15,000)	(10,000)
Proceeds from sale of restricted equity securities	320	203
Proceeds from sale of other real estate owned and repossessed assets	5,526	5,258
Investment in tax credit partnerships	(1,531)	(7,907)
Net cash used in investing activities	(349,974)	(434,269)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	144,097	89,979
Net increase in interest-bearing deposits	189,027	317,666
Net increase in federal funds purchased	3,850	53,025
Proceeds from sale of common stock, net	52,098	1,416
Proceeds from sale of preferred stock, net	250	-
Proceeds from exercise of stock options and warrants	5,972	2,632
Excess tax benefits from exercise of stock options and warrants	881	248
Dividends paid on common stock	(2,369)	(12)
Dividends paid on preferred stock	(316)	(300)
Net cash provided by financing activities	393,490	464,654
Net increase in cash and cash equivalents	85,618	84,668
Cash and cash equivalents at beginning of year	258,415	180,745
Cash and cash equivalents at end of year	$344,033	$265,413
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$8,981	$9,936
Income taxes	21,543	15,488
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$-	$15,000
Transfers of loans from held for sale to held for investment	-	690
Other real estate acquired in settlement of loans	1,065	10,163
Internally financed sales of other real estate owned	675	-
Dividends declared	1,240	3,538

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K/A for the year ended December 31, 2013. The Company’s wholly-owned subsidiary, ServisFirst Bank, is referred to herein as the “Bank.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	24,761,632	21,057,207	23,539,218	20,306,034
Net income available to common stockholders	$13,902	$10,712	$37,029	$29,449
Basic earnings per common share	$0.56	$0.51	$1.57	$1.45

Weighted average common shares outstanding	24,761,632	21,057,207	23,539,218	20,306,034
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,191,251	908,526	1,059,032	1,313,520
Weighted average common and dilutive potential common shares outstanding	25,952,883	21,965,733	24,598,250	21,619,554
Net income available to common stockholders	$13,902	$10,712	$37,029	$29,449
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	-	-	-	115
Net income available to common stockholders, adjusted for effect of debt conversion	$13,902	$10,712	$37,029	$29,564
Diluted earnings per common share	$0.54	$0.49	$1.51	$1.37

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,315	$586	$(13)	$50,888
Mortgage-backed securities	97,992	2,729	(99)	100,622
State and municipal securities	130,981	3,944	(179)	134,746
Corporate debt	15,800	247	-	16,047
Total	295,088	7,506	(291)	302,303
Securities Held to Maturity
Mortgage-backed securities	24,499	365	(617)	24,247
State and municipal securities	5,549	452	-	6,001
Total	$30,048	$817	$(617)	$30,248

December 31, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$31,641	$674	$(41)	$32,274
Mortgage-backed securities	85,764	2,574	(98)	88,240
State and municipal securities	127,083	3,430	(682)	129,831
Corporate debt	15,738	163	(26)	15,875
Total	260,226	6,841	(847)	266,220
Securities Held to Maturity
Mortgage-backed securities	26,730	266	(1,422)	25,574
State and municipal securities	5,544	197	-	5,741
Total	$32,274	$463	$(1,422)	$31,315

The amortized cost and fair value of debt securities as of September 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$7,764	$7,870	$-	$-
One year to five years	120,879	123,673	-	-
Five years to ten years	67,922	69,572	297	322
More than ten years	531	566	5,252	5,679
Mortgage-backed securities	97,992	100,622	24,499	24,247
	$295,088	$302,303	$30,048	$30,248

The Company sold one available-for-sale municipal debt security for total proceeds of $173,000 at a gain of $3,000 in the third quarter of 2014. The Company sold two corporate debt securities for total proceeds of $4.1 million and a gain of $131,000 during the first nine months of 2013.

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2014 and December 31, 2013, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2014, 51 of the Company’s 699 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2014
U.S. Treasury and government sponsored agencies	$(13)	$6,908	$-	$-	$(13)	$6,908
Mortgage-backed securities	(68)	18,447	(648)	18,019	(716)	36,466
State and municipal securities	(39)	7,615	(140)	12,121	(179)	19,736
Corporate debt	-	-	-	-	-	-
Total	$(120)	$32,970	$(788)	$30,140	$(908)	$63,110

December 31, 2013
U.S. Treasury and government sponsored agencies	$(41)	$5,854	$-	$-	$(41)	$5,854
Mortgage-backed securities	(852)	21,365	(668)	6,691	(1,520)	28,056
State and municipal securities	(607)	30,666	(75)	3,443	(682)	34,109
Corporate debt	(26)	5,958	-	-	(26)	5,958
Total	$(1,526)	$63,843	$(743)	$10,134	$(2,269)	$73,977
10

NOTE 5 – LOANS

The following table details the Company’s loans at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,382,607	$1,278,649
Real estate - construction	194,506	151,868
Real estate - mortgage:
Owner-occupied commercial	773,432	710,372
1-4 family mortgage	314,778	278,621
Other mortgage	443,245	391,396
Subtotal: Real estate - mortgage	1,531,455	1,380,389
Consumer	51,204	47,962
Total Loans	3,159,772	2,858,868
Less: Allowance for loan losses	(34,442)	(30,663)
Net Loans	$3,125,330	$2,828,205

Commercial, financial and agricultural	43.76%	44.73%
Real estate - construction	6.15%	5.31%
Real estate - mortgage:
Owner-occupied commercial	24.48%	24.85%
1-4 family mortgage	9.96%	9.74%
Other mortgage	14.03%	13.69%
Subtotal: Real estate - mortgage	48.47%	48.28%
Consumer	1.62%	1.68%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of September 30, 2014 and December 31, 2013 were as follows:

		Special
September 30, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,353,330	$25,648	$3,629	$-	$1,382,607
Real estate - construction	181,357	5,333	7,816	-	194,506
Real estate - mortgage:
Owner-occupied commercial	764,902	6,898	1,632	-	773,432
1-4 family mortgage	304,005	3,278	7,495	-	314,778
Other mortgage	428,997	8,790	5,458	-	443,245
Total real estate mortgage	1,497,904	18,966	14,585	-	1,531,455
Consumer	50,485	46	673	-	51,204
Total	$3,083,076	$49,993	$26,703	$-	$3,159,772

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,238,109	$34,883	$5,657	$-	$1,278,649
Real estate - construction	139,239	3,392	9,237	-	151,868
Real estate - mortgage:
Owner-occupied commercial	696,687	11,545	2,140	-	710,372
1-4 family mortgage	265,019	1,253	12,349	-	278,621
Other mortgage	379,419	8,179	3,798	-	391,396
Total real estate mortgage	1,341,125	20,977	18,287	-	1,380,389
Consumer	47,243	3	716	-	47,962
Total	$2,765,716	$59,255	$33,897	$-	$2,858,868

Loans by performance status as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,381,648	$959	$1,382,607
Real estate - construction	187,539	6,967	194,506
Real estate - mortgage:
Owner-occupied commercial	772,339	1,093	773,432
1-4 family mortgage	308,681	6,097	314,778
Other mortgage	441,766	1,479	443,245
Total real estate mortgage	1,522,786	8,669	1,531,455
Consumer	50,531	673	51,204
Total	$3,142,504	$17,268	$3,159,772

December 31, 2013	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,276,935	$1,714	$1,278,649
Real estate - construction	148,118	3,750	151,868
Real estate - mortgage:
Owner-occupied commercial	708,937	1,435	710,372
1-4 family mortgage	276,725	1,896	278,621
Other mortgage	391,153	243	391,396
Total real estate mortgage	1,376,815	3,574	1,380,389
Consumer	47,264	698	47,962
Total	$2,849,132	$9,736	$2,858,868
13

Loans by past due status as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$-	$117	$242	$359	$717	$1,381,531	$1,382,607
Real estate - construction	181	-	-	181	6,967	187,358	194,506
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	1,093	772,339	773,432
1-4 family mortgage	105	170	948	1,223	5,149	308,406	314,778
Other mortgage	-	-	-	-	1,479	441,766	443,245
Total real estate - mortgage	105	170	948	1,223	7,721	1,522,511	1,531,455
Consumer	7	61	-	68	673	50,463	51,204
Total	$293	$348	$1,190	$1,831	$16,078	$3,141,863	$3,159,772

December 31, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$73	$-	$-	$73	$1,714	$1,276,862	$1,278,649
Real estate - construction	-	-	-	-	3,750	148,118	151,868
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	1,435	708,937	710,372
1-4 family mortgage	177	-	19	196	1,877	276,548	278,621
Other mortgage	-	-	-	-	243	391,153	391,396
Total real estate - mortgage	177	-	19	196	3,555	1,376,638	1,380,389
Consumer	89	97	96	282	602	47,078	47,962
Total	$339	$97	$115	$551	$9,621	$2,848,696	$2,858,868

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent. Fair value estimates for specifically impaired collateral-dependent loans are derived from appraised values based on the current market value or “as is” value of the property, normally from recently received and reviewed appraisals. Appraisals are obtained from certified and licensed appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by our credit administration department, and values are adjusted downward to reflect anticipated disposition costs. Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated for each impaired loan. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

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

In the third quarter of 2014, the allowance for loan loss calculation was updated to incorporate a greater emphasis placed on external and internal qualitative factors compared to historical calculations. This was determined based on an analysis of loan growth, loss rates relative to peer institutions and overall interest rate risk. This adjustment increased the allowance for loan losses associated with external and internal qualitative factors by $2.1 million at September 30, 2014 compared to June 30, 2014.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of September 30, 2014 and December 31, 2013. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended September 30, 2014
Allowance for loan losses:
Balance at June 30, 2014	$13,637	$6,734	$11,523	$1,090	$32,984
Charge-offs	(531)	(610)	(149)	(131)	(1,421)
Recoveries	-	97	14	20	131
Provision	1,364	461	905	18	2,748
Balance at September 30, 2014	$14,470	$6,682	$12,293	$997	$34,442

	Three Months Ended September 30, 2013
Allowance for loan losses:
Balance at June 30, 2013	$13,794	$5,788	$8,856	$319	$28,757
Charge-offs	(849)	(394)	(1,746)	(42)	(3,031)
Recoveries	13	124	24	6	167
Provision	910	309	1,248	567	3,034
Balance at September 30, 2013	$13,868	$5,827	$8,382	$850	$28,927

	Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663
Charge-offs	(1,895)	(958)	(1,043)	(207)	(4,103)
Recoveries	46	285	28	23	382
Provision	2,743	1,277	3,243	237	7,500
Balance at September 30, 2014	$14,470	$6,682	$12,293	$997	$34,442

	Nine Months Ended September 30, 2013
Allowance for loan losses:
Balance at December 31, 2012	$11,061	$6,907	$7,964	$326	$26,258
Charge-offs	(1,838)	(4,271)	(2,016)	(172)	(8,297)
Recoveries	50	226	28	10	314
Provision	4,595	2,965	2,406	686	10,652
Balance at September 30, 2013	$13,868	$5,827	$8,382	$850	$28,927

	As of September 30, 2014
Allowance for loan losses:
Individually Evaluated for Impairment	1,229	1,764	2,660	673	6,326
Collectively Evaluated for Impairment	13,241	4,918	9,633	324	28,116

Loans:
Ending Balance	$1,382,607	$194,506	$1,531,455	$51,204	$3,159,772
Individually Evaluated for Impairment	3,629	7,816	14,585	673	26,703
Collectively Evaluated for Impairment	1,378,978	186,690	1,516,870	50,531	3,133,069

	As of December 31, 2013
Allowance for loan losses:
Individually Evaluated for Impairment	1,992	1,597	1,982	699	6,270
Collectively Evaluated for Impairment	11,584	4,481	8,083	245	24,393

Loans:
Ending Balance	$1,278,649	$151,868	$1,380,389	$47,962	$2,858,868
Individually Evaluated for Impairment	3,827	9,238	18,202	699	31,966
Collectively Evaluated for Impairment	1,274,822	142,630	1,362,187	47,263	2,826,902

The following table presents details of the Company’s impaired loans as of September 30, 2014 and December 31, 2013, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2014			2014		2014
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,700	$1,700	$-	$1,796	$26	$1,927	$83
Real estate - construction	2,054	2,054	-	2,016	11	1,910	34
Real estate - mortgage:
Owner-occupied commercial	216	216	-	219	2	229	7
1-4 family mortgage	1,199	1,199	-	1,199	15	1,199	45
Other mortgage	2,823	2,823	-	2,823	34	2,827	118
Total real estate - mortgage	4,238	4,238	-	4,241	51	4,255	170
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	7,992	7,992	-	8,053	88	8,092	287

With an allowance recorded:
Commercial, financial and agricultural	1,929	1,929	1,229	1,933	16	1,967	70
Real estate - construction	5,762	6,643	1,764	6,130	-	6,089	20
Real estate - mortgage:
Owner-occupied commercial	1,416	1,416	287	1,440	9	1,475	29
1-4 family mortgage	6,296	6,296	1,591	6,354	29	7,222	132
Other mortgage	2,635	2,635	782	2,548	20	2,813	64
Total real estate - mortgage	10,347	10,347	2,660	10,342	58	11,510	225
Consumer	673	673	673	677	1	684	-
Total with allowance recorded	18,711	19,592	6,326	19,082	75	20,250	315

Total Impaired Loans:
Commercial, financial and agricultural	3,629	3,629	1,229	3,729	42	3,894	153
Real estate - construction	7,816	8,697	1,764	8,146	11	7,999	54
Real estate - mortgage:
Owner-occupied commercial	1,632	1,632	287	1,659	11	1,704	36
1-4 family mortgage	7,495	7,495	1,591	7,553	44	8,421	177
Other mortgage	5,458	5,458	782	5,371	54	5,640	182
Total real estate - mortgage	14,585	14,585	2,660	14,583	109	15,765	395
Consumer	673	673	673	677	1	684	-
Total impaired loans	$26,703	$27,584	$6,326	$27,135	$163	$28,342	$602

December 31, 2013

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,210	$1,210	$-	$1,196	$63
Real estate - construction	1,967	2,405	-	1,363	32
Real estate - mortgage:
Owner-occupied commercial	577	577	-	603	32
1-4 family mortgage	1,198	1,198	-	1,200	55
Other mortgage	2,311	2,311	-	1,901	123
Total real estate - mortgage	4,086	4,086	-	3,704	210
Consumer	-	-	-	-	-
Total with no allowance recorded	7,263	7,701	-	6,263	305

With an allowance recorded:
Commercial, financial and agricultural	2,618	2,958	1,992	2,844	98
Real estate - construction	7,270	7,750	1,597	6,564	200
Real estate - mortgage:
Owner-occupied commercial	1,509	1,509	620	1,573	38
1-4 family mortgage	11,120	11,120	1,210	10,743	342
Other mortgage	1,487	1,586	152	1,873	96
Total real estate - mortgage	14,116	14,215	1,982	14,189	476
Consumer	699	699	699	790	28
Total with allowance recorded	24,703	25,622	6,270	24,387	802

Total Impaired Loans:
Commercial, financial and agricultural	3,828	4,168	1,992	4,040	161
Real estate - construction	9,237	10,155	1,597	7,927	232
Real estate - mortgage:
Owner-occupied commercial	2,086	2,086	620	2,176	70
1-4 family mortgage	12,318	12,318	1,210	11,943	397
Other mortgage	3,798	3,897	152	3,774	219
Total real estate - mortgage	18,202	18,301	1,982	17,893	686
Consumer	699	699	699	790	28
Total impaired loans	$31,966	$33,323	$6,270	$30,650	$1,107

Troubled Debt Restructurings (“TDR”) at September 30, 2014, December 31, 2013 and September 30, 2013 totaled $7.9 million, $ 14.2 million and $8.4 million, respectively. At September 30, 2014, the Company had a related allowance for loan losses of $1.9 million allocated to these TDRs, compared to $2.4 million at December 31, 2013 and $0.8 million at September 30, 2013. The Company’s TDRs for the three and nine months ended September 30, 2014 and 2013 have all resulted from term extensions rather than from interest rate reductions or debt forgiveness. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$390	$390	2	$889	$889
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	1	4,449	4,449	1	4,449	4,449
Other mortgage	1	275	275	2	1,684	1,684
Total real estate mortgage	2	4,724	4,724	3	6,133	6,133
Consumer	-	-	-	-	-	-
	3	$5,114	$5,114	5	$7,022	$7,022

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$412	$412	2	$911	$911
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	1	4,925	4,925
Other mortgage	1	294	294	1	294	294
Total real estate mortgage	1	294	294	2	5,219	5,219
Consumer	-	-	-	-	-	-
	2	$706	$706	4	$6,130	$6,130

The following table presents TDRs by portfolio segment which defaulted during the three and nine months ended September 30, 2014 and 2013, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$-	$-	$-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	3,121	-	3,121
1-4 family mortgage	4,313	-	4,313	-
Other mortgage	-	-	-	-
Total real estate mortgage	4,313	3,121	4,313	3,121
Consumer	-	-	-	-
	$4,313	$3,121	$4,313	$3,121

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2014, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $302,000 and $3.4 million for the three and nine months ended September 30, 2014 and $308,000 and $889,000 for the three and nine months ended September 30, 2013. The Company recorded a non-routine expense of $703,000 for the first quarter of 2014 resulting from the correction of its accounting for vested stock options previously granted to members of its advisory boards, and recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of all stock options granted to members of its advisory boards. Such stock options were historically accounted for under the provisions of Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and now have been determined to be recorded as an expense at the fair value of such options in accordance with the provisions of ASC 505-50, Equity-based Payments to Non-employees.

The Company’s 2005 Amended and Restated Stock Option Plan allows for the grant of stock options to purchase up to 3,075,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 2,775,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units. In June 2014, the Company amended the 2009 Plan to allow for an additional 1,500,000 shares. Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2014 and September 30, 2013 was $2.95 and $2.68, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2014 and September 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2014:
Outstanding at January 1, 2014	2,328,900	$7.69	5.5	$14,300
Granted	114,000	13.83	9.4	1,707
Exercised	(821,400)	5.77	2.6	18,920
Forfeited	-	-	-	-
Outstanding at September 30, 2014	1,621,500	9.10	6.1	$31,942

Exercisable at September 30, 2014	609,000	$7.17	4.7	$13,174

Nine Months Ended September 30, 2013:
Outstanding at January 1, 2013	2,449,500	$6.96	5.8	$9,905
Granted	75,000	11.00	9.5	-
Exercised	(129,000)	4.81	2.8	1,054
Forfeited	(9,000)	6.67	4.2	65
Outstanding at September 30, 2013	2,386,500	7.20	5.3	$15,828

Exercisable at September 30, 2013	1,553,232	$5.10	3.1	$13,563

As of September 30, 2014, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.6 years.

Restricted Stock

The Company has issued 235,500 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2014, there was $990,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.3 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants for 45,000 shares of common stock of the Company with an exercise price of $8.33 per share in the second quarter of 2009. These warrants were granted in connection with the issuance of the Company’s 8.25% Subordinated Note due June 1, 2016. All of these warrants were exercised during the second quarter of 2014.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2014 and December 31, 2013 were not material.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. None of the Company’s share-based payment awards have service components, so the Company does not believe this ASU will have an impact on its financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14 – Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. These amendments address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. These amendments are intended to reduce diversity in the timing and content of going concern disclosures.  This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe this ASU will have an impact on its financial position or results of operations.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $724,000 and $4.3 million during the three and nine months ended September 30, 2014, respectively, and $2.3 million and $8.0 million during the three and nine months ended September 30, 2013, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $225,000 and $757,000 was recognized for the three and nine months ended September 30, 2014, respectively, and $302,000 and $813,000 for the three and nine months ended September 30, 2013, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$50,888	$-	$50,888
Mortgage-backed securities	-	100,622	-	100,622
State and municipal securities	-	134,746	-	134,746
Corporate debt	-	16,047	-	16,047
Total assets at fair value	$-	$302,303	$-	$302,303

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$32,274	$-	$32,274
Mortgage-backed securities	-	88,240	-	88,240
State and municipal securities	-	129,831	-	129,831
Corporate debt	-	15,875	-	15,875
Total assets at fair value	$-	$266,220	$-	$266,220

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$20,377	$20,377
Other real estate owned and repossessed assets	-	-	6,940	6,940
Total assets at fair value	$-	$-	$27,317	$27,317

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$25,696	$25,696
Other real estate owned and repossessed assets	-	-	12,861	12,861
Total assets at fair value	$-	$-	$38,557	$38,557

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 2 inputs:
Available for sale debt securities	$302,303	$302,303	$266,220	$266,220
Held to maturity debt securities	30,048	30,248	32,274	31,315
Restricted equity securities	3,418	3,418	3,738	3,738
Federal funds sold	6,566	6,566	8,634	8,634
Mortgage loans held for sale	9,037	9,037	8,134	8,134
Bank owned life insurance contracts	85,639	85,639	69,008	69,008

Level 3 inputs:
Loans, net	3,125,330	3,133,676	2,828,205	2,825,924

Financial Liabilities:
Level 2 inputs:
Deposits	$3,352,766	$3,352,767	$3,019,642	$3,021,847
Federal funds purchased	178,230	178,230	174,380	174,380
Other borrowings	19,965	19,965	19,940	19,940

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2014, and events which occurred subsequent to September 30, 2014 but were not recognized in the financial statements.

On October 20, 2014, the Company executed a definitive agreement and plan of merger (“Agreement’) with Metro Bancshares, Inc., a Georgia corporation (“Metro”), pursuant to which Metro will merge with and into the Company, with the Company as the surviving corporation (the “Merger”).

Under the terms of the Agreement, the Company will issue 636,720 shares of its common stock and pay approximately $22.8 million in cash for all outstanding shares of Metro common stock, subject to certain conditions and potential adjustments. The Agreement has been unanimously approved by the board of directors of each the Company and Metro. Subject to the approval of the Merger by Metro’s common stockholders, regulatory approvals and the satisfaction of customary closing conditions, the parties anticipate completing the Merger in the first quarter of 2015.

More information about this transaction is available in the Company’s press release dated October 20, 2014 and in its Form 8-K filed with the SEC on October 20, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and September 30, 2013.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through thirteen full-service banking offices located in Alabama and the panhandle of Florida, as well as a loan production office in Nashville, Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

Our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts). Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on our other borrowings, employee compensation, office expenses, other overhead expenses and income taxes.

Overview

As of September 30, 2014, we had consolidated total assets of $4.0 billion, an increase of $0.5 billion, or 14.3%, from $3.5 billion at December 31, 2013. Total loans were $3.2 billion at September 30, 2014, up $0.3 billion, or 10.3%, from $2.9 billion at December 31, 2013. Total deposits were $3.4 billion at September 30, 2014, an increase of $0.4 billion, or 13.3%, from $3.0 billion at December 31, 2013.

Net income available to common stockholders for the quarter ended September 30, 2014 was $13.9 million, an increase of $3.2 million, or 29.9%, from $10.7 million for the quarter ended September 30, 2013. Basic and diluted earnings per common share were $0.56 and $0.54, respectively, for the three months ended September 30, 2014, compared to $0.51 and $0.49, respectively, for the corresponding period in 2013.

Net income available to common stockholders for the nine months ended September 30, 2014 was $37.0 million, an increase of $7.6 million, or 25.9%, from $29.4 million for the nine months ended September 30, 2013. Basic and diluted earnings per common share were $1.57 and $1.51, respectively, for the nine months ended September 30, 2014, compared to $1.45 and $1.37, respectively, for the corresponding period in 2013.

The Company completed an initial public offering of 1,875,000 shares of its common stock during the quarter ended June 30, 2014, generating gross proceeds of $56.9 million to support future growth. Stockholders’ equity increased to $393.1 million at September 30, 2014, or 32.3%, from $297.2 million at December 31, 2013. The increase was primarily attributable to the results of the Company’s initial public offering and retained earnings over the period.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2014, we had $6.6 million in federal funds sold, compared to $8.6 million at December 31, 2013. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2014, we had $276.6 million in balances at the Federal Reserve, compared to $186.0 million at December 31, 2013.

Debt Securities

Debt securities available for sale totaled $302.3 million at September 30, 2014 and $266.2 million at December 31, 2013. Debt securities held to maturity totaled $30.0 million at September 30, 2014 and $32.3 million at December 31, 2013. Pay-downs of $16.4 million in mortgage-backed securities, and maturities and calls of $9.6 million in government agency and municipal securities were replaced with purchases of $11.5 million of U.S. Treasury securities, $25.5 million of mortgage-backed securities, $7.8 million of U.S. government agencies and $14.5 million of municipal securities during the first nine months of 2014. All securities bought during the first nine months of 2014 are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2014 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of September 30, 2014, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $3.2 million and certain securities of First National Bankers Bank in which we invested $0.3 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2014 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $218.3 million and $200.7 million as of September 30, 2014 and December 31, 2013, respectively.

Loans

We had total loans of $3.2 billion at September 30, 2014, an increase of $0.3 billion, or 10.3%, compared to $2.9 billion at December 31, 2013. At September 30, 2014, the percentage of our loans in each of our markets were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	50.4%
Huntsville, AL MSA	13.9%
Dothan, AL MSA	12.0%
Montgomery, AL MSA	9.7%
Mobile, AL MSA	4.6%
Total Alabama MSAs	90.6%
Pensacola, FL MSA	7.1%
Nashville, TN MSA	2.3%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2014.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
September 30, 2014	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$14,470	43.76%
Real estate - construction	6,682	6.15%
Real estate - mortgage	12,293	48.47%
Consumer	997	1.62%
Total	$34,442	100.00%

		Percentage of loans
		in each category
December 31, 2013	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$13,576	44.73%
Real estate - construction	6,078	5.31%
Real estate - mortgage	10,065	48.28%
Consumer	944	1.68%
Total	$30,663	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $17.3 million at September 30, 2014, compared to $9.7 million at December 31, 2013. Of this total, nonaccrual loans of $16.1 million at September 30, 2014 represented a net increase of $6.5 million from nonaccrual loans at December 31, 2013. The majority of this increase is attributable to one loan totaling $4.3 million being placed on nonaccrual status during the third quarter of 2014. There were three loans 90 or more days past due and still accruing totaling $1.2 million at September 30, 2014, compared to two loans 90 or more days past due and still accruing totaling $115,000, at December 31, 2013. Troubled Debt Restructurings (“TDR”) at September 30, 2014 and December 31, 2013 were $7.9 million and $14.2 million, respectively. This decrease is attributable to net pay-downs of $5.7 million and net charge-offs of $2.0 million during 2014. One loan totaling $1.4 million was newly classified as a TDR and occurred during the second quarter of 2014.

Other real estate owned (OREO) and repossessed assets decreased to $6.9 million at September 30, 2014, from $12.9 million at December 31, 2013. The total number of OREO and repossessed asset accounts decreased to 25 at September 30, 2014, from 51 at December 31, 2013. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30
	2014	2013
	(In thousands)
Balance at beginning of period	$12,861	$9,721
Transfers from loans and capitalized expenses	1,065	10,332
Proceeds from sales	(5,526)	(5,258)
Internally financed sales	(675)	-
Write-downs / net loss on sales	(785)	(537)
Balance at end of period	$6,940	$14,258

The following table summarizes our nonperforming assets and TDRs at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$717	7	$1,714	9
Real estate - construction	6,967	16	3,750	14
Real estate - mortgage:
Owner-occupied commercial	1,093	3	1,435	3
1-4 family mortgage	5,149	3	1,877	3
Other mortgage	1,479	2	243	1
Total real estate - mortgage	7,721	8	3,555	7
Consumer	673	4	602	4
Total Nonaccrual loans:	$16,078	35	$9,621	34

90+ days past due and accruing:
Commercial, financial and agricultural	$242	1	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	948	2	19	1
Other mortgage	-	-	-	-
Total real estate - mortgage	948	2	19	1
Consumer	-	-	96	1
Total 90+ days past due and accruing:	$1,190	3	$115	2

Total Nonperforming Loans:	$17,268	38	$9,736	36

Plus: Other real estate owned and repossessions	6,940	25	12,861	51
Total Nonperforming Assets	$24,208	63	$22,597	87

Restructured accruing loans:
Commercial, financial and agricultural	$391	1	$962	2
Real estate - construction	-	-	217	1
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	8,225	2
Other mortgage	1,676	2	285	1
Total real estate - mortgage	1,676	2	8,510	3
Consumer	-	-	-	-
Total restructured accruing loans:	$2,067	3	$9,689	6

Total Nonperforming assets and restructured accruing loans	$26,275	66	$32,286	93

Ratios:
Nonperforming loans to total loans	0.55%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.76%		0.79%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.83%		1.12%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $6.7 million of our allowance for loan losses to real estate construction, including acquisition and development and lot loans, $14.5 million to commercial, financial and agricultural loans and $13.2 million to other loan types. The total resulting loan loss reserve is $34.4 million. Based upon historical performance, known factors, overall judgment and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of September 30, 2014, we had impaired loans of $26.7 million inclusive of nonaccrual loans, a decrease of $5.3 million from $32.0 million as of December 31, 2013. We allocated $6.3 million of our allowance for loan losses at September 30, 2014 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $26.7 million of impaired loans reported as of September 30, 2014, $7.8 million were real estate construction, of which $6 million (a total of 13 loans with 4 builders) were residential construction loans. $14.6 million were real estate mortgage loans, $3.6 million were commercial, financial and agricultural loans, and $0.7 million were consumer loans.

Deposits

Total deposits increased $0.4 billion, or 13.3%, to $3.4 billion at September 30, 2014 compared to $3.0 billion at December 31, 2013. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $178.2 million and $174.4 million at September 30, 2014 and December 31, 2013, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.28% for the quarter ended September 30, 2014. The $20.0 million in other borrowings consist of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2014, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $131.4 million. Additionally, the Bank had additional borrowing availability of approximately $160.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We added a new line for $40.0 million during the second quarter of 2014. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2014. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,960,346	$-	$-	$-	$-
Certificates of deposit (2)	392,420	220,420	131,110	40,890	-
Federal funds purchased	178,230	178,230	-	-	-
Subordinated debentures	19,965	-	-	-	19,965
Operating lease commitments	14,958	2,547	4,814	3,765	3,832
Total	$3,565,919	$401,197	$135,924	$44,655	$23,797

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of September 30, 2014, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2014.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2014, December 31, 2013 and September 30, 2013:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of September 30, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$442,853	13.71%	$258,487	8.00%	$	N/A	N/A
ServisFirst Bank	390,625	12.09%	258,475	8.00%		323,094	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	388,446	12.02%	129,244	4.00%		N/A	N/A
ServisFirst Bank	356,183	11.02%	129,238	4.00%		193,856	6.00%
Tier 1 Capital to Average Assets:
Consolidated	388,446	10.18%	152,598	4.00%		N/A	N/A
ServisFirst Bank	356,183	9.34%	152,588	4.00%		190,735	5.00%

As of December 31, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$343,904	11.73%	$234,617	8.00%	$	N/A	N/A
ServisFirst Bank	341,256	11.64%	234,601	8.00%		293,252	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	293,301	10.00%	117,308	4.00%		N/A	N/A
ServisFirst Bank	310,593	10.59%	117,301	4.00%		175,951	6.00%
Tier 1 Capital to Average Assets:
Consolidated	293,301	8.48%	138,373	4.00%		N/A	N/A
ServisFirst Bank	310,593	8.98%	138,331	4.00%		172,913	5.00%

As of September 30, 2013:
Total Capital to Risk-Weighted Assets:
Consolidated	$320,656	11.40%	$225,115	8.00%	$	N/A	N/A %
ServisFirst Bank	322,262	11.45%	225,098	8.00%		281,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	271,797	9.66%	112,558	4.00%		N/A	N/A %
ServisFirst Bank	293,335	10.43%	112,549	4.00%		168,823	6.00%
Tier 1 Capital to Average Assets:
Consolidated	271,797	8.28%	131,341	4.00%		N/A	N/A %
ServisFirst Bank	293,335	8.94%	131,294	4.00%		164,118	5.00%

Off-Balance Sheet Arrangements

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $308,000 as of September 30, 2014 and $264,000 as of December 31, 2013 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2014 are as follows:

September 30, 2014
(In Thousands)
Commitments to extend credit	$1,160,685
Credit card arrangements	41,481
Standby letters of credit	26,431
$1,228,597

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2014 was $14.0 million compared to net income of $10.8 million for the three months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $37.3 million compared to net income of $29.7 million for the nine months ended September 30, 2013. Core net income for the nine months ended September 30, 2014 was $39.0 million. Core net income excludes the impact of non-routine expenses in the first and second quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our markets, including the acceleration of vesting, as more fully described in “Non-interest Expense” below. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below. Increases in net income were primarily attributable to increased net interest income, partially offset by increased operating expenses. Net interest income for the three months ended September 30, 2014 increased to $33.3 million, or 14.8%, compared to $29.0 million for the corresponding period in 2013. Net interest income for the nine months ended September 30, 2014 increased to $96.1 million, or 16.8%, compared to $82.3 million for the corresponding period in 2013. The provision for loan losses decreased $0.3 million to $2.7 million for the three months ended September 30, 2014 compared to the corresponding period in 2013, and decreased $3.2 million to $7.5 million for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The decrease in provision for loan losses is more fully explained in “Provision for Loan Losses” below. Non-interest income increased $0.7 million to $3.0 million for the three months ended September 30, 2014 compared to the corresponding period in 2013, and increased $0.5 million to $8.1 million for the nine months ended September 30, 2014 compared to the corresponding period in 2013. Non-interest expenses for the three months ended September 30, 2014 increased $3.2 million, or 26.4%, to $15.3 million, compared to $12.1 million for the corresponding period in 2013, and for the nine months ended September 30, 2014 increased $9.3 million, or 26.4%, to $44.5 million compared to $35.2 million for the corresponding period in 2013. Changes in non-interest income and non-interest expense are more fully explained below.

Basic and diluted net income per common share were $0.56 and $0.54, respectively, for the three months ended September 30, 2014, compared to $0.51 and $0.49, respectively, for the corresponding period in 2013. Basic and diluted net income per common share were $1.57 and $1.51, respectively, for the nine months ended September 30, 2014, compared to $1.45 and $1.37, respectively, for the corresponding period in 2013. Core basic and diluted earnings per share were $1.64 and $1.57, respectively, for the nine months ended September 30, 2014. Return on average assets for the three and nine months ended September 30, 2014 was 1.45% and 1.37%, respectively, compared to 1.31% for both of the corresponding periods in 2013. Core return on average assets for the nine months ended September 30, 2014 was 1.43%. Return on average common stockholders’ equity for the three and nine months ended September 30, 2014 was 15.89% and 16.17%, respectively, compared to 18.47% and 18.34% for the corresponding period in 2013. Core return on average common stockholders’ equity for the nine months ended September 30, 2014 was 16.88%.

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

Taxable-equivalent net interest income increased $4.4 million, or 15.1%, to $33.8 million for the three months ended September 30, 2014 compared to $29.4 million for the corresponding period in 2013, and increased $14.0 million, or 16.8%, to $97.5 million for the nine months ended September 30, 2014 compared to $83.5 million for the corresponding period in 2013. This increase was primarily attributable to growth in average earning assets, which increased $0.5 billion, or 16.4%, from the third quarter of 2013 to the third quarter of 2014, and $0.6 billion, or 20.3%, from the nine months ended September 30, 2013 to the same period in 2014. The taxable-equivalent yield on interest-earning assets decreased to 4.03% for the three months ended September 30, 2014 from 4.14% for the corresponding period in 2013, and decreased to 4.12% for the nine months ended September 30, 2014 from 4.30% for the corresponding period in 2013. The yield on loans for the three months ended September 30, 2014 was 4.44% compared to 4.56% for the corresponding period in 2013, and 4.47% compared to 4.59% for the nine months ended September 30, 2014 and September 30, 2013, respectively. Loan fees included in the yield calculation increased to $238,000 for the three months ended September 30, 2014 from $176,000 for the corresponding period in 2013, and increased to $698,000 for the nine months ended September 30, 2014 from $241,000 for the corresponding period in 2013. Document preparation fees charged on each loan were increased from $300 to $400 early in 2014, and there was an increase in the amount of letter of credit fees collected during the three and nine months ended September 30, 2014 when compared to the same periods in 2013. The cost of total interest-bearing liabilities decreased to 0.53% for the three months ended September 30, 2014 from 0.58% for the corresponding period in 2013, and to 0.53% for the nine months ended September 30, 2014 from 0.60% for the corresponding period in 2013. Net interest margin for the three months ended September 30, 2014 was 3.65% compared to 3.69% for the corresponding period in 2013, and 3.72% for the nine months ended September 30, 2014 compared to 3.84% for the corresponding period in 2013.

The following tables show, for the three and nine months ended September 30, 2014 and September 30, 2013, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended September 30, 2014 and 2013

(Dollar Amounts In Thousands)

	2014			2013
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$3,081,435	$34,514	4.44%	$2,640,444	$30,367	4.56%
Tax-exempt(2)	12,043	129	4.28	2,483	37	5.96
Mortgage loans held for sale	6,861	63	3.64	12,531	84	2.66
Investment securities:
Taxable	195,220	1,129	2.31	152,135	980	2.58
Tax-exempt(2)	126,512	1,290	4.08	118,001	1,228	4.16
Total investment securities (3)	321,732	2,419	2.98	270,136	2,208	3.24
Federal funds sold	57,625	39	0.27	62,192	44	0.28
Restricted equity securities	3,418	33	3.83	3,738	25	2.65
Interest-bearing balances with banks	185,716	116	0.25	161,169	117	0.29
Total interest-earning assets	$3,668,830	$37,313	4.03%	$3,152,693	$32,882	4.14%
Non-interest-earning assets:
Cash and due from banks	58,340			45,314
Net fixed assets and equipment	8,310			9,052
Allowance for loan losses, accrued interest and other assets	86,859			76,477
Total assets	$3,822,339			3,283,536

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$484,291	$322	0.26%	$432,453	$308	0.28%
Savings deposits	26,584	19	0.28	21,602	16	0.29
Money market accounts	1,555,091	1,741	0.44	1,356,197	1,609	0.47
Time deposits	394,158	1,040	1.05	408,600	1,198	1.16
Federal funds purchased	187,629	133	0.28	168,121	118	0.28
Other borrowings	19,961	283	5.62	19,928	283	5.63
Total interest-bearing liabilities	$2,667,714	$3,538	0.53%	$2,406,901	$3,532	0.58%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	751,831			599,378
Other liabilities	15,796			7,250
Stockholders' equity	382,025			266,427
Unrealized gains on securities and derivatives	4,973			3,580
Total liabilities and stockholders' equity	$3,822,339			$3,283,536
Net interest spread			3.51%			3.56%
Net interest margin			3.65%			3.69%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $238,000 and $176,000 are included in interest income in 2014 and 2013, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $7,651,000 and $5,507,000 are excluded from the yield calculation in 2014 and 2013, respectively.

	For the Three Months Ended September 30,
	2014 Compared to 2013
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$4,957	$(810)	$4,147
Tax-exempt	105	(13)	92
Mortgages held for sale	(46)	25	(21)
Debt securities:
Taxable	257	(108)	149
Tax-exempt	87	(25)	62
Total debt securities	344	(133)	211
Federal funds sold	(3)	(2)	(5)
Restricted equity securities	(2)	10	8
Interest-bearing balances with banks	16	(17)	(1)
Total interest-earning assets	5,371	(940)	4,431

Interest-bearing liabilities:
Interest-bearing demand deposits	35	(21)	14
Savings	4	(1)	3
Money market accounts	227	(95)	132
Time deposits	(41)	(117)	(158)
Federal funds purchased	14	1	15
Other borrowed funds	-	-	-
Total interest-bearing liabilities	239	(233)	6
Increase in net interest income	$5,132	$(707)	$4,425

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

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Nine Months Ended September 30, 2014 and 2013

(Dollar Amounts In Thousands)

	2014			2013
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$2,984,858	$99,727	4.47%	$2,516,809	$86,342	4.59%
Tax-exempt(2)	14,123	397	3.75	2,467	108	5.84
Mortgage loans held for sale	6,477	159	3.28	15,312	251	2.19
Investment securities:
Taxable	186,144	3,354	2.40	145,271	2,851	2.62
Tax-exempt(2)	124,379	3,815	4.09	114,370	3,641	4.24
Total investment securities (3)	310,523	7,169	3.08	259,641	6,492	3.34
Federal funds sold	51,313	118	0.31	35,814	77	0.29
Restricted equity securities	3,533	97	3.67	3,809	68	2.39
Interest-bearing balances with banks	130,221	211	0.22	75,782	155	0.27
Total interest-earning assets	$3,501,048	$107,878	4.12%	$2,909,634	$93,493	4.30%
Non-interest-earning assets:
Cash and due from banks	57,278			42,990
Net fixed assets and equipment	8,469			9,217
Allowance for loan losses, accrued interest and other assets	86,968			75,150
Total assets	$3,653,763			$3,036,991

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$481,715	$960	0.27%	$420,849	$880	0.28%
Savings deposits	25,696	54	0.28	21,806	46	0.28
Money market accounts	1,481,868	4,904	0.44	1,185,709	4,119	0.46
Time deposits	403,063	3,246	1.08	402,458	3,583	1.19
Federal funds purchased	193,104	402	0.28	163,725	338	-
Other borrowings	19,953	849	5.69	22,403	1,043	6.22
Total interest-bearing liabilities	$2,605,399	$10,415	0.53%	$2,216,950	$10,009	0.60%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	689,503			554,368
Other liabilites	12,759			11,034
Stockholders' equity	341,269			248,879
Unrealized gains on securities and derivatives	4,833			5,760
Total liabilities and stockholders' equity	$3,653,763			$3,036,991
Net interest spread			3.59%			3.69%
Net interest margin			3.72%			3.84%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $698,000 and $241,000 are included in interest income in 2014 and 2013, respectively.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $7,438,000 and $8,861,000 are excluded from the yield calculation in 2014 and 2013, respectively.

	For the Nine Months Ended September 30,
	2014 Compared to 2013
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$15,690	$(2,305)	$13,385
Tax-exempt	341	(52)	289
Mortgages held for sale	(184)	92	(92)
Debt securities:
Taxable	751	(248)	503
Tax-exempt	311	(137)	174
Total debt securities	1,062	(385)	677
Federal funds sold	36	5	41
Restricted equity securities	(5)	34	29
Interest-bearing balances with banks	93	(37)	56
Total interest-earning assets	17,033	(2,648)	14,385

Interest-bearing liabilities:
Interest-bearing demand deposits	122	(42)	80
Savings	8	-	8
Money market accounts	988	(203)	785
Time deposits	6	(343)	(337)
Federal funds purchased	61	3	64
Other borrowed funds	(108)	(86)	(194)
Total interest-bearing liabilities	1,077	(671)	406
Increase in net interest income	$15,956	$(1,977)	$13,979

The prolonged low interest rate environment has led to net interest margin compression and the net interest margin declined by four basis points in the comparable 2014 period. Our growth in loans continues to result in a favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2014, total loans rated Special Mention, Substandard, and Doubtful were $76.7 million, or 2.4% of total loans, compared to $93.2 million, or 3.3% of total loans, at December 31, 2013. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.7 million for the three months ended September 30, 2014, a decrease of $0.3 million from $3.0 million for the three months ended September 30, 2013, and was $7.5 million for the nine months ended September 30, 2014, a $3.2 million decrease, compared to $10.7 million for the nine months ended September 30, 2013. The decrease in provision for loan losses for the three and nine month periods ended September 30, 2014 is primarily attributable to improving credit quality resulting from fewer loan charge-offs. Annualized net charge-offs to average loans were 0.17% for each of the three and nine months ended September 30, 2014 compared to 0.43% and 0.42% for the three and nine months ended September 30, 2013. Nonperforming loans increased to $17.3 million, or 0.55% of total loans, at September 30, 2014 from $9.7 million, or 0.34% of total loans, at December 31, 2013, and were also higher than $9.4 million, or 0.34% of total loans, at September 30, 2013. Impaired loans decreased to $26.7 million, or 0.85% of total loans, at September 30, 2014, compared to $32.0 million, or 1.1% of total loans, at December 31, 2013. The allowance for loan losses totaled $34.4 million, or 1.09% of total loans, net of unearned income, at September 30, 2014, compared to $30.7 million, or 1.07% of loans, net of unearned income, at December 31, 2013 and $28.9 million, or 1.06% of loans, net of unearned income, at September 30, 2013.

Non-interest Income

Non-interest income totaled $3.0 million for the three months ended September 30, 2014, an increase of $0.7 million, or 30.4%, compared to the corresponding period in 2013, and totaled $8.1 million for the nine months ended September 30, 2014, an increase of $0.5 million, or 6.6%, compared to the corresponding period in 2013. Service charges on deposit accounts increased to $1.2 million for the three months ended September 30, 2014 compared to $0.8 million for the same period in 2013, and increased to $3.1 million for the nine months ended September 30, 2014 compared to $2.4 million for the same period in 2013. This increase was primarily the result of increases in monthly service charges and various transaction fees on many of our business account types that became effective in May 2014. Income from credit cards increased to $0.5 million for the three months ended September 30, 2014 from $0.4 million for the same period in 2013, and increased to $1.5 million for the nine months ended September 30, 2014 compared to $1.0 million for the same period in 2013. We continue to aggressively expand our credit card products, and have begun to sell credit card services through our correspondent banks. Increases in the cash surrender value of bank-owned life insurance contracts increased by $0.2 million during the nine month period ended September 30, 2014 compared to the same period in 2013, a result of the purchase of additional life insurance contracts in September 2013. Income from mortgage banking for the three months ended September 30, 2014 was $0.6 million, up from $0.4 million for the same period in 2013, and for the nine months ended September 30, 2014 was $1.5 million compared to $2.2 million for the same period in 2013. Recent fluctuations in market rates for mortgages have resulted in a lower number of refinancings of existing mortgages. We sold one debt security during the first nine months of 2014 with a very small gain compared to $0.1 million in gains on sales proceeds of $4.1 million during the first nine months of 2013.

Non-interest Expense

Non-interest expense totaled $15.3 million for the three months ended September 30, 2014, an increase of $3.2 million, or 26.4%, compared to $12.1 million for the same period in 2013, and totaled $44.5 million for the nine months ended September 30, 2014, an increase of $9.3 million, or 26.4%, compared to $35.2 million for the same period in 2013.

Details of expenses are as follows:

•	Salary and benefit expense increased $0.8 million, or 11.3%, to $7.9 million for the three months ended September 30, 2014 from $7.1 million for the same period in 2013, and increased $4.9 million, or 24.7%, to $24.7 million for the nine months ended September 30, 2014 from $19.8 million for the same period in 2013. We had 285 full-time equivalent employees at September 30, 2014 compared to 264 at September 30, 2013, a 8.0% increase. Items impacting the third quarter of 2014 when compared to the same period in 2013 include: (1) new hires with annual salaries totaling $0.5 million ($0.1 million recognized during the quarter, including any signing bonus or recruiting fee paid, if applicable), (2) $0.2 million higher deferrals of lending-related compensation expense and (3) $0.5 million higher incentive accruals. Items impacting the nine month period ending September 30, 2014 when compared to the same period in 2013 include: (1) new hires with annual salaries totaling $1.4 million ($0.8 million recognized during the first nine months of 2014, including any signing bonus or recruiting fee paid,, if applicable), (2) $0.5 million higher deferrals of lending-related compensation expense and (3) non-routine expenses of $2.5 million resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our markets and the related acceleration of vesting of these stock options. We historically accounted for these options under the provisions of FASB ASC 718-10, Compensation – Stock Compensation, and now have determined to recognize as an expense the fair value of these vested options in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. The change in accounting treatment is a non-cash item and does not impact the Company’s operating activities or cash from operations.

•	Professional services expense increased $0.4 million, or 87.1%, to $0.8 million for the three months ended September 30, 2014 compared to the same period in 2013, and increased $0.5 million, or 41.2%, to $1.9 million for the nine months ended September 30, 2014 compared to the same period in 2013. These increases are primarily due to overlapping engagement expenses resulting from our change in auditors. As announced in a Form 8-K filed with the SEC on June 24, 2014, we dismissed KPMG LLP and engaged the audit firm of Dixon Hughes Goodman LLP as our principal accounting firm. We also changed to McGladrey LLP as our internal audit firm in 2014.

•	Other operating expenses increased $1.9 million to $4.4 million for the three months ended September 30, 2014 compared to the same period in 2013, and increased $3.1 million to $11.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was primarily the result of write-downs of investments in tax credit partnerships of $1.4 million for the three months ended September 30, 2014 and $2.1 million for the nine months ended September 30, 2014 compared to $53,000 and $0.2 million during the same periods in 2013, respectively. We recognized corresponding tax credits of $1.9 million and $3.0 million for the three and nine months ended September 30, 2014 compared to $53,000 and $0.2 million for the same periods in 2013. In addition, we settled a lawsuit in the amount of $0.5 million, of which $0.4 million was accrued in the second quarter of 2014.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2014 compared to the same periods in 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ change	% change	2014	2013	$ change	% change
Non-interest Income:
Service charges on deposit accounts	$1,172	$823	$349	42.4%	$3,097	$2,391	$706	29.5%
Mortgage banking	582	402	180	44.8%	1,540	2,154	(614)	(28.5)%
Securities gains	3	-	3	NM	3	131	(128)	(97.7)%
Increase in cash surrender value life insurance	549	491	58	11.8%	1,631	1,446	185	12.8%
Other operating income	700	553	147	26.6%	1,848	1,517	331	21.8%
Total non-interest income	$3,006	$2,269	$737	32.5%	$8,119	$7,639	$480	6.3%

Non-interest Expense:
Salaries and employee benefits	$7,890	$7,048	$842	11.9%	$24,685	$19,783	$4,902	24.8%
Equipment and occupancy expense	1,437	1,272	165	13.0%	4,212	3,852	360	9.3%
Professional services	829	443	386	87.1%	1,877	1,329	548	41.2%
FDIC and other regulatory assessments	533	405	128	31.6%	1,578	1,263	315	24.9%
OREO expense	220	357	(137)	(38.4)%	1,005	951	54	5.7%
Other operating expense	4,406	2,542	1,864	73.3%	11,098	8,013	3,085	38.5%
Total non-interest expense	$15,315	$12,067	$3,248	26.9%	$44,455	$35,191	$9,264	26.3%

Income Tax Expense

Income tax expense was $4.3 million for the three months ended September 30, 2014 compared to $5.3 million for the same period in 2013, and was $15.0 million for the nine months ended September 30, 2014 compared to $14.4 million for the same period in 2013. Our effective tax rate for the three and nine months ended September 30, 2014 was 23.3% and 28.6%, respectively, compared to 33.0% and 32.6%, respectively, for the corresponding periods in 2013. The decrease in the effective rate of the 2014 periods primarily relates to historic rehabilitation tax credits. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

As discussed in more detail in the section titled “Non-interest Expense,” we recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. The non-GAAP financial measures included in this quarterly report on Form 10-Q results for the nine months ended September 30, 2014 are “core net income,” “core net income available to common stockholders,” “core diluted earnings per share,” “core return on average assets” and “core return on average common stockholders’ equity.” Each of these five core financial measures excludes the impact of the non-routine expenses attributable to the correction of our accounting for stock options and related acceleration of vesting of such stock options.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the nine months ended September 30, 2014. Dollars are in thousands, except share and per share data.

For the Nine Months Ended September 30, 2014
Provision for income taxes - GAAP	$14,965
Adjustments:
Adjustment for non-routine expense	865
Core provision for income taxes	$15,830

Return on average assets - GAAP	1.37%
Net income - GAAP	$37,345
Adjustments:
Adjustment for non-routine expense	1,612
Core net income	$38,957
Average assets	$3,822,381
Core return on average assets	1.43%

Return on average common stockholders' equity	16.17%
Net income available to common stockholders - GAAP	$37,029
Adjustments:
Adjustment for non-routine expense	1,612
Core net income available to common stockholders	$38,641
Average common stockholders' equity	$347,040
Core return on average common stockholders' equity	16.88%

Earnings per share - GAAP	$1.57
Weighted average shares outstanding, diluted	23,539,218
Core diluted earnings per share	$1.64

Diluted earnings per share - GAAP	$1.51
Weighted average shares outstanding, diluted	24,598,250
Core diluted earnings per share	$1.57

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2014. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2014, the Company’s registration statement on Form S-1 (File No. 333-193401), which related to the Company’s initial public offering, was declared effective by the SEC. Under that registration statement, the Company registered and sold an aggregate of 1,875,000 shares of common stock at a price to the public of $30.33 per share, generating gross offering proceeds of approximately $56.9 million. The net proceeds to the Company of the sale of such shares, after underwriting commissions and offering expenses, were approximately $52.1 million. There has been no material change in the planned use of proceeds from the Company’s initial public offering as described in its final prospectus filed with the SEC on May 14, 2014 under Rule 424(b) of the Securities Act of 1933, as amended. Through October 29, 2014, the Company has not applied any of the proceeds.

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

SERVISFIRST BANCSHARES, INC.

Date: October 29, 2014	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 29, 2014	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

