Form 10-K
period 2014-12-31
ServisFirst Bancshares, Inc.
filed 2015-03-03
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

850 Shades Creek Parkway, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $28.81 per share of Common Stock, was $647,999,850.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2015
Common stock, $.001 par value	24,846,518

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2014

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” or “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2010, 2011, 2012, 2013 and 2014 mean our fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 13 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston and Mobile Counties of Alabama and in Escambia County Florida in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, and Pensacola-Ferry Pass-Brent, Florida. Additionally, we operate a loan production office in Davidson County of Tennessee in the Nashville MSA. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2014, we had total assets of approximately $4.1 billion, total loans of approximately $3.4 billion, total deposits of approximately $3.4 billion and total stockholders’ equity of approximately $407 million.

We operate our bank using a simple business model based on organic loan and deposit growth, generated through high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. This decentralized decision-making process allows individual lending officers varying levels of lending authority, based on the experience of the individual officer. When the total amount of loans to a borrower exceeds on officer’s lending authority, further approval must be obtained by the applicable regional chief executive officer (G. Carlton Barker – Montgomery, Andrew N. Kattos – Huntsville, B. Harrison Morris, III – Dothan, Rex D. McKinney – Pensacola or W. Bibb Lamar, Jr. – Mobile) and/or our senior management team. Rather than relying on a more typical traditional, retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services.

Our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments, and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

In January 2012, we formed SF Holding 1, Inc., an Alabama corporation (“SF Holding”), and its subsidiary, SF Realty 1, Inc., an Alabama corporation (“SF Realty 1”). In September 2013, we formed SF FLA Realty, Inc., an Alabama corporation (“SF FLA Realty”), as a subsidiary of SF Holding. ”). In May 2014, we formed SF GA Realty, Inc., an Alabama corporation (“SF GA Realty”), as a subsidiary of SF Holding. Each of SF Realty 1, SF FLA Realty and SF GA Realty elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes. SF Realty 1,  SF FLA Realty and SF GA Realty hold and manage participations in residential mortgages and commercial real estate loans originated by our bank in Alabama, Florida and Georgia, respectively. SF Holding, SF Realty 1, SF FLA Realty and SF GA Realty are all consolidated into the Company.

As a bank holding company, we are subject to regulation by the Federal Reserve. We are required to file reports with the Federal Reserve and are subject to regular examinations by that agency.

Recent Developments – Metro Bank Acquisition

On January 31, 2015, we completed the merger with Metro Bancshares, Inc. (“Metro”), which resulted in the acquisition of 100% of all the outstanding shares of Metro, including all outstanding options and warrants, for an aggregate of 636,720 shares of ServisFirst common stock and approximately $20.9 million in cash, representing aggregate consideration value of approximately $40.3 million (based on the closing price of ServisFirst Bancshares, Inc. on January 30, 2015). The acquisition of Metro represents our first strategic acquisition and our entry into the Atlanta metropolitan market. At December 31, 2014, Metro had total assets of approximately $211 million, total loans of approximately $154 million, total deposits of approximately $182 million and total stockholders’ equity of approximately $28 million. The cash portion of the merger consideration was paid from the Company’s cash on hand. Because the acquisition closed on January 31, 2015, after the end of the fiscal period covered by this Annual Report on Form 10-K, the Company’s financial information does not include any of the results of operations from Metro or its subsidiary, Metro Bank.

History

Our bank was founded by our President and Chief Executive Officer, Thomas A. Broughton, III, and commenced banking operations in May 2005 following an initial capital raise of $35 million, the largest capital raise by a de novo bank in the history of Alabama. We were incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of our bank, and in November 2007 our holding company became the sole shareholder of the bank by virtue of a plan of reorganization and agreement of merger. In May 2008, following our filing of a registration statement on Form 10 with the SEC, we became a reporting company within the meaning of the Exchange Act and have been filing annual, quarterly, and current reports, proxy statements and other information with the SEC since 2008. On May 19, 2014, we completed our initial public offering (the “Offering’) of common stock. Since the completion of the Offering, our common stock has traded on The NASDAQ Global Market under the symbol “SFBS”.

Business Strategy

We are a full service commercial bank focused on providing competitive products, state of the art technology and quality service. Our business philosophy is to operate as a metropolitan community bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary markets. We aggressively market to our target customers, which include privately held businesses with $2 million to $250 million in annual sales, professionals and affluent consumers whom we believe are underserved by the larger regional banks operating in our markets. We also seek to capitalize on the extensive relationships that our management, directors, advisory directors and stockholders have with the businesses and professionals in our markets.

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which in turn leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, in 2011 we began providing correspondent banking services to various smaller community banks in our markets, and currently act as a correspondent bank to approximately 200 community banks located throughout the southeastern United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2014 our branches averaged approximately $261.4 million in total deposits, and our branches that had been open at least three years at that time averaged approximately $330.7 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 44.5% of our total loan portfolio as of December 31, 2014.

Scalable, Decentralized Business Model. We emphasize local decision-making by experienced bankers supported by centralized risk and credit oversight. We believe that the delivery by our bankers of in-market customer decisions, coupled with risk and credit support from our corporate headquarters, allows us to serve our borrowers and depositors directly and in person, while managing risk centrally and on a uniform basis. We intend to continue our growth by repeating this scalable model in each market in which we are able to identify a strong banking team. Our goal in each market is to employ the highest quality bankers in that market. We then empower those bankers to implement our operating strategy, grow our customer base and provide the highest level of customer service possible. We focus on a geographic model of organizational structure as opposed to a line of business model employed by most regional banks. This structure assigns significant responsibility and accountability to our regional chief executive officers, who we believe will drive our growth and success. We have developed a business culture whereby our management team, from the top down, is actively involved in sales, which we believe is a key differentiator from our competition.

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2014, we had expanded into six additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

•	the availability of successful, experienced bankers with strong reputations in the market; and

•	the economic attributes of the market necessary to drive quality lending opportunities coupled with deposit-related characteristics of the potential market.

Prior to entering a new market, historically we have identified and built a team of experienced, successful bankers with market-specific knowledge to lead the bank’s operations in that market, including a regional chief executive officer. Generally, we or members of our senior management team are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. We also have assembled a non-voting advisory board of directors in each market, comprised of directors representing a broad spectrum of business experience and community involvement in the market. We currently have advisory boards in each of the Huntsville, Montgomery, Dothan, Mobile and Pensacola markets.

We announced the hiring of Tom Trouche as Executive Vice President and Regional CEO of Charleston, South Carolina on January 20, 2015. Mr. Trouche will be establishing a banking presence for us in Charleston by hiring a staff of experienced bankers and locating office space.

In connection with opening a full-service banking office in a new market, historically we have raised capital through private placements to investors in the local market, many of whom are also customers of our bank in such market. We believe that having many of our customers who are also stockholders provides us with a strong source of core deposits, aligns our and our customers’ interests, and fosters a platform for developing and maintaining the long-term banking relationships we seek. In addition to organic expansion, we may seek to expand through targeted acquisitions, as evidenced by our recent merger with Metro Bank. For more information regarding our acquisition of Metro Bank, see the heading entitled “Recent Developments” in this Item 1. “Business.”

Markets and Competition

Our primary markets are broadly defined as the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent, Florida, and Nashville, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to FDIC reports, total deposits in each of our primary market areas have expanded from 2004 to 2014 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2014	2004	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$30.2	$17.7	5.45%
Madison County, Alabama	6.0	3.9	4.56%
Montgomery County, Alabama	6.1	4.0	4.23%
Houston County, Alabama	2.2	1.4	4.87%
Mobile County, Alabama	6.3	4.8	2.69%
Escambia County, Florida	3.6	3.1	1.57%

Our bank is subject to intense competition from various financial institutions and other financial service providers. Our bank competes for deposits with other local and regional commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds. In making loans, our bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2014, as reported by the FDIC:

Market (1)	Number of Branches	Our Market Deposits		Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$1,523.7	(2)	$32,907.2	5	4.63%
Huntsville MSA	2	574.2		6,760.9	3	8.49%
Montgomery MSA	2	398.5		7,487.6	6	5.32%
Dothan MSA	2	379.3		2,854.9	2	13.28%
Mobile MSA	2	290.2		6,266.7	10	1.44%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	246.3		4,794.9	7	5.14%

(1) Represents metropolitan statistical areas (MSAs).

(2) Includes approximately $26.5 million in deposits attributable to our loan production office in Nashville, Tennessee.

Together, deposits for all institutions in Jefferson, Shelby, Madison, Montgomery, Houston and Mobile Counties represented approximately 57.15% of all the deposits in the State of Alabama at June 30, 2014. Deposits for all institutions in Escambia County represent approximately 0.79% of all the deposits in the state of Florida at June 30, 2014.

Each of our markets are described following:

Birmingham. Birmingham, the largest city in Alabama, is located in central Alabama 146 miles west of Atlanta, Georgia and 148 miles southwest of Chattanooga, Tennessee. The Birmingham-Hoover MSA’s economy consists of a diverse mixture of traditional and emerging employment sectors. While metals manufacturing is an important historical sector, finance, insurance and healthcare services and distribution are the region’s core economic sectors, and biological and medical technology, entertainment and diverse manufacturing have been identified as the region’s emerging economic sectors. Large corporations headquartered or with a major presence in the region include Protective Life, HealthSouth Corporation, Vulcan Materials Company and AT&T. Additionally, The University of Alabama at Birmingham (UAB) is Alabama’s largest single-site employer, and Birmingham is home to the largest nonprofit independent research laboratory in the southeastern United States, the Southern Research Institute.

Huntsville. We believe that Huntsville, located in northern Alabama mid-way between Birmingham and Nashville, Tennessee, offers substantial growth as one of the strongest technology economies in the nation, with over 300 companies performing sophisticated government, commercial and university research. Huntsville has one of the highest concentrations of engineers and Ph.D.’s in the United States and has a number of major government programs, including NASA and the U.S. Army. Huntsville also has one of the highest concentrations of Inc. 5000 companies in the United States and a number of offices of Fortune 500 companies. Major employers in Huntsville include the U.S. Army/Redstone Arsenal, the Boeing Company, NASA/Marshall Space Flight Center, Intergraph Corporation, ADTRAN, Inc., Northrop Grumman, Cinram, SAIC, DirecTV, Lockheed Martin and Toyota Motor Manufacturing of Alabama.

Montgomery. Montgomery, which is Alabama’s capital, is located in south central Alabama between Birmingham and Mobile, Alabama. In addition to housing many Alabama government agencies, Montgomery is also home to Maxwell Gunter Air Force Base, which employs more than 12,500 people and includes Air University, the Air Force’s center for leadership and education. In 2005, Hyundai Motor Manufacturing Alabama opened its Montgomery manufacturing plant, which was built with an initial capital investment of over $1.4 billion, and has experienced subsequent expansions. The area has also benefited from Hyundai suppliers that have invested over $550 million, creating 6,000 additional jobs.

Dothan. We believe that the Dothan MSA, which is located in the southeastern corner of Alabama near the Florida panhandle and Georgia state line, continues to hold great potential due to its position as a central agricultural trade hub, its accessibility to large distribution centers, it being home to several large corporations, and what we believe to be a low level of personalized banking services provided by other financial institutions in the area. The Dothan area is home to facilities of several large corporations, including Michelin, Pemco World Aviation, International Paper, Globe Motors and AAA Cooper Transportation. Additionally, the agriculture and agribusiness industries are thriving in the Dothan MSA, and the area is home to many successful farmers and related businesses. In addition, the nearby agricultural communities in northwest Florida and southwest Georgia often use Dothan as their agricultural trade hub. We believe the existence of these industries and the continuing growth in the area allows an opportunity for the bank to increase its presence and penetration in this market.

Pensacola. In April 2011, we opened our first office outside of Alabama in Pensacola, Florida, which is located in the Florida panhandle approximately 50 miles east of Mobile, Alabama, and 40 miles west of Fort Walton, Florida. The Pensacola and northwest Florida economies are driven by the tourism, military, health services, and medical technology industries. Six major military bases are located in northwest Florida: Eglin Air Force Base, Hurlburt Field, Pensacola Whiting Field, Naval Air Station Pensacola, Naval Air Station Panama City and Tyndall Air Force Base. Other major employers in the area include Sacred Heart Health Systems, Baptist Healthcare, West Florida Regional Medical Center, Gulf Power Company (Southern Company), the University of West Florida, International Paper, Ascend Performance Materials (Solutia), GE Wind Energy, Armstrong World Industries and Wayne Dalton Corporation. The Pensacola Bay area is also home to the Andrews Institute for Orthopaedics and Sports Medicine, a world-leading surgical and research center for human performance enhancement. Although this market was negatively impacted by the recent economic downturn, we believe this area has significant long-term growth potential.

Mobile. In July 2012, we opened a loan production office in Mobile, Alabama and, in May 2013, converted the location to a full-service banking office. The Mobile MSA is located in southwest Alabama approximately 31 miles from the Gulf of Mexico and is the largest metropolitan area along the Gulf between New Orleans, Louisiana and Tampa, Florida. The Mobile Bay region has over 23,000 businesses and is a center for finance, healthcare, education, manufacturing, transportation, construction, distribution, retail, trade and technology. With its strategic location, the Port of Mobile serves as a gateway between the southeastern United States and global destinations, and is served by 12 shipping lines offering service throughout the world. Virtually every service for the maritime industry can be found in this 310-plus-year old port city. The aviation/aerospace industry is another of the area’s strong, growing industry sectors. A former U.S. Air Force base located on Mobile Bay near downtown Mobile, Brookley Aeroplex has been transformed into a leading 1,700-acre industrial and trade aeroplex with deepwater port access and the capability of landing the Space Shuttle on one of its runways. The Mobile area is also served by five national Class I railroads.

Nashville. In April 2013, we opened a loan production office in Nashville, Tennessee, the state’s capital. The Nashville MSA is located in central Tennessee and is home to over 1.8 million people and 40,000 businesses. Nashville, known as the “Music City” for its country music heritage, is also home to a diverse healthcare industry and is a center for manufacturing, transportation and technology in the area. Nashville has more than 250 healthcare companies headquartered in the region, including 16 publicly traded healthcare companies with combined employment of nearly 400,000 and $70 billion in global revenue. The Nashville area is also considered a transportation hub, as it is one of only 12 U.S. cities with three major intersecting interstate highways. Notable companies with corporate headquarters in Nashville include HCA Holdings, Nissan North America, Dollar General Corporation, Asurion and Community Health Systems. Although we only recently opened our loan production facility in Nashville, we believe the market has great potential.

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

Loan Approval and Review

Our loan approval policies set various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, further approval, up to $3.0 million secured, must be obtained from the Regional CEO and/or our senior management team, based on our loan policies.

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

Beginning in 2008, there have been numerous construction loan defaults among many commercial bank loan portfolios, including a number of Alabama-based banks. To mitigate the risk of such defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $56.9 million in 2014. Our allocation of loan loss reserve for these loans increased $0.3 million to $6.4 million at December 31, 2014 compared to $6.1 million at the end 2013. Charge-offs for construction loans decreased from $4.8 million for 2013 to $1.3 million for 2014, and the overall quality of the construction loan portfolio has improved with $5.7 million rated as substandard at December 31, 2014 compared to $9.2 million at December 31, 2013.

Residential Real Estate Loans. Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate fixed-rate mortgages with long-term maturities. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. Risks associated with these loans are generally less significant than those of other loans and involve fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems. Real estate has recently experienced a period of declining prices which negatively affects real estate collateralized loans, but this negative effect has to date been more prevalent in regions of the United States other than our primary service areas; however, homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any “Alt-A” or subprime loans.

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

Our consumer loans include home equity loans (open- and closed-end), vehicle financing, loans secured by deposits, and secured and unsecured personal loans. These various types of consumer loans all carry varying degrees of risk.

Commitments and Contingencies

As of December 31, 2014, we had commitments to extend credit beyond current fundings of approximately $1.2 billion, had issued standby letters of credit in the amount of approximately $33.3 million, and had commitments for credit card arrangements of approximately $45.2 million.

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

These factors are evaluated quarterly, and changes in the asset quality of individual loans are evaluated as needed.

We assign all of our loans individual risk grades when they are underwritten. We have established minimum general reserves based on the risk grade of the loan. We also apply general reserve factors based on historical losses, management’s experience and common industry and regulatory guidelines.

After a loan is underwritten and booked, it is monitored by the account officer, management, internal loan review, and representatives of our independent external loan review firm over the life of the loan. Payment performance is monitored monthly for the entire loan portfolio; account officers contact customers during the regular course of business and may be able to ascertain whether weaknesses are developing with the borrower; independent loan consultants perform a review annually; and federal and state banking regulators perform annual reviews of the loan portfolio. If we detect weaknesses that have developed in an individual loan relationship, we downgrade the loan and assign higher reserves based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. We have established a policy to discontinue accrual of interest (non-accrual status) after any loan has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and is actively in process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that the collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received. If a loan will not be collected in full, we increase the allowance for loan losses to reflect our management’s estimate of any potential exposure or loss.

Our net loan losses to average total loans decreased to 0.17% for the year ended December 31, 2014 from 0.33% for the year ended December 31, 2013, which was up from 0.24% for the year ended December 31, 2012. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2014, we had $9.1 million of non-accrual loans, of which 91% are secured real estate loans. We have allocated approximately $6.4 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, $16.1 million to commercial and industrial loans, $12.1 million to real estate mortgage loans and $1.0 million to consumer loans and have a total loan loss reserve as of December 31, 2014 of $35.6 million. The loan loss reserve methodology incorporates qualitative factors which are based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable, including after considering the effect of the current residential housing market defaults and business failures (particularly of real estate developers) plaguing financial institutions in general.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2014.

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

Employees

We had 298 full-time equivalent employees as of December 31, 2014. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Supervision and Regulation

Both we and our bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations require compliance with various consumer protection provisions applicable to lending, deposits, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict our ability to repurchase our stock and receive dividends from our bank. These laws and regulations generally are intended to protect customers, rather than stockholders. The following discussion describes material elements of the regulatory framework that applies to us. However, the description below is not intended to summarize all laws and regulations applicable to us.

Bank Holding Company Regulation

Since we own all of the capital stock of the bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed in the section titled “—Bank Regulation and Supervision – Capital Adequacy.”

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

Change in Bank Control

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

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

Since the bank is a commercial bank chartered under the laws of the State of Alabama and is not a member of the Federal Reserve System, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Alabama Banking Department. The FDIC and the Alabama Banking Department regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. Additionally, the bank’s deposits are insured by the FDIC to the maximum extent provided by law. The bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. The following information applies to an institution’s assessment base and assessment rate:

•	Assessment Base. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period.

•	Assessment Rate. An institution’s assessment rate is assigned by the FDIC on a quarterly basis. To assign an assessment rate, the FDIC designates an institution as falling into one of four risk categories, or as being a large and highly complex financial institution. The FDIC determines an institution’s risk category based on the level of the institution’s capitalization and on supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each risk category designation contains upward and downward adjustment factors based on long-term unsecured debt and brokered deposits. Assessment rates currently range from 0.025% per annum for an institution in the lowest risk category with the maximum downward adjustment, to 0.45% per annum for an institution in the highest risk category with the maximum upward adjustment. For the fourth quarter of 2014, the bank’s assessment rate was set at $0.0125, or $0.05 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2014, the FICO assessment was equal to $0.0015, or $0.0060 annually, per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund, and the amount the bank pays for deposit insurance is affected not only by the risk the bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. In recent years, systemic economic problems and changes in law have put pressure on the Deposit Insurance Fund. In this regard, from 2009 to 2012, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in light of these types of pressures, the FDIC took several actions in 2009 to supplement the revenues received from its annual deposit insurance premium assessments. Such actions included imposing a one-time special assessment on insured institutions and requiring that insured institutions prepay their regular quarterly assessments for the fourth quarter of 2009 through 2012. The FDIC’s possible need to increase assessment rates, charge additional one-time assessment fees, and take other extraordinary actions to support the Deposit Insurance Fund is generally considered to be greater in the current economic climate. If the FDIC were to take these types of actions in the future, they could have a negative impact on the bank’s earnings.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liability of Commonly Controlled Depository Institutions

Under the Federal Deposit Insurance Act, an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected, to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damage is superior to claims of stockholders of the insured depository institution but is subordinate to claims of depositors, secured creditors, other general and senior creditors, and holders of subordinated debt (other than affiliates) of the institution.

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

Interest Rate Limitations

Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

The bank’s loan and deposit operations are subject to a number of federal consumer protection laws, including:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in all aspects of credit transactions;

•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by debt collectors;

•	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws;

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Basel I

Under Federal Reserve regulations implementing the Basel I standards, the minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2014, our consolidated ratio of total capital to risk-weighted assets was 13.38%, and our ratio of Tier 1 capital to risk-weighted assets was 11.75%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2014, our leverage ratio was 9.91%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

As of December 31, 2014, the bank’s most recent notification from the FDIC categorized the bank as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. Our bank was well-capitalized under the prompt corrective action provisions as of December 31, 2014.

In addition to the foregoing federal requirements, the bank is subject to a requirement of the Alabama Banking Department that the bank maintain a leverage ratio of 8%. At December 31, 2014, the bank’s leverage ratio was 8.92%.

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

Basel III

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. When effective, the Basel III Capital Rules will amend those thresholds to reflect both (i) the generally heightened requirements for regulatory capital ratios, and (ii) the introduction of the CET1 capital measure. At December 31, 2014, the bank qualified for the well-capitalized category.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $129.1 million in dividends as of December 31, 2014. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

The bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. If, in the opinion of the federal banking regulators, the bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulators could require, after notice and a hearing, that the bank stop or refrain from engaging in the questioned practice.

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

Commercial Real Estate Concentration Limits

In December 2006, the U.S. bank regulatory agencies issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”) loans. The guidance describes the criteria the agencies will use as indicators to indentify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

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

Anti-Terrorism and Money Laundering Legislation

Our bank is subject to the USA Patriot Act, the Bank Secrecy Act, and the requirements of OFAC. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account and other relationships intended to guard against money laundering and terrorism financing. Our bank has established a customer identification program pursuant to Section 326 of the USA Patriot Act and maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the Bank Secrecy Act. Our bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Overdraft Fees

The Federal Reserve has adopted amendments under its Regulation E that impose restrictions on banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

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

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the FDIC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the bank. The final rule became effective April 1, 2014, but the Federal Reserve has extended the conformance period for all banking entities until July 21, 2015.

While the final rule and its accompanying materials comprise approximately 1,000 pages, banking entities that do not engage in any of the activities covered by the Volcker Rule (other than with respect to certain U.S. government obligations) are not required to adopt any formal compliance program specific to the Volcker Rule. We have reviewed the scope of the final rule and have concluded that it will not impact our operations.

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

•	The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

•	The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements were effective in 2014.

•	The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

•	The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•	While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

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

Executive Officers of the Registrant

A brief description of the background of each of our named executive officers is set forth below.

Thomas A. Broughton, III (59) — Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton has spent the entirety of his 30-year banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (58) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (subsequently, Wachovia Bank and now Wells Fargo Bank) at its corporate headquarters in Birmingham, in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. During his employment with SouthTrust, Mr. Pouncey oversaw various operational and production functions in its nine-state footprint of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia, and while employed by Wachovia, Mr. Pouncey oversaw various operational and production functions in Alabama, Arizona, Tennessee and Texas.

William M. Foshee (60) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in the Huntsville MSA, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (57) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions with total fundings in excess of $2 billion.

Don G. Owens (63) – Mr. Owens has served as the Senior Vice President and Chief Credit Officer for us and the bank since 2012. Prior to joining us, Mr. Owens served as a retail branch manager of First Alabama Bank from 1973 to 1978, worked for C&I Bank (now Bank of America) from 1978 to 1982, including as a branch manager and commercial lender, worked for Republic Bank (now Bank of America) from 1982 to 1988, including as a commercial lender and credit administrator, and served as a Senior Vice President and Senior Loan Administrator for BBVA Compass from 1988 to 2012.

A brief description of the background of each of our regional chief executive officers is set forth below.

G. Carlton Barker (66) –Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

B. Harrison Morris, III (38) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Andrew N. Kattos (45) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves as a Board Member and Finance Chairperson for the Huntsville Hospital Foundation.

William Bibb Lamar, Jr. (71) – Mr. Lamar serves as the Mobile Regional Chief Executive Officer of ServisFirst Bank. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 15 years and was formally President of Alabama Banker’s Association.

Rex D. McKinney (52) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Member of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation and a member of the Board of Trustees of the St. Christopher’s Episcopal Church Endowment Trust Fund.

ITEM 1A. RISK FACTORS.

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

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our or the bank’s executive officers, other key personnel, or directors leaves us or the bank, our operations may be adversely affected. In particular, we believe that Thomas A. Broughton, III, Clarence C. Pouncey, III, and William M. Foshee are extremely important to our success and the success of our bank. Mr. Broughton has extensive executive-level banking experience and is the President and Chief Executive Officer of us and the bank. Mr. Pouncey has extensive operating banking experience and is an Executive Vice President and the Chief Operating Officer of us and the bank. Mr. Foshee has extensive financial, banking and accounting experience and is an Executive Vice President and the Chief Financial Officer of us and the bank. If any of Mr. Broughton, Mr. Pouncey or Mr. Foshee leaves his position for any reason, our financial condition and results of operations may suffer. The bank is the beneficiary of a key man life insurance policy on the life of Mr. Broughton in the amount of $5 million. Also, we have hired key officers to run our banking offices in each of the Huntsville, Montgomery, Mobile and Dothan, Alabama markets, the Atlanta, Georgia market and the Pensacola, Florida market, who are extremely important to our success in such markets. If any of them leaves for any reason, our results of operations could suffer in such markets. With the exception of the key officers in charge of our Atlanta, Huntsville and Montgomery banking offices, we do not have employment agreements or non-competition agreements with any of our executive officers, including Messrs. Broughton, Pouncey, Foshee, Rushing and Owens. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success. Any material change in the composition of our board of directors or the respective advisory boards of the bank could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to successfully expand into new markets.

We have opened new offices and operations in four primary markets (Pensacola, Florida, Mobile, Alabama, Atlanta, Georgia and Nashville, Tennessee) in the past four years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2014, 47.6% of our loan portfolio was composed of commercial and consumer real estate loans, of which 70.5% was owner occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent recession has adversely affected real estate market values across the country and values may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2014, our 10 largest borrowing relationships ranged from approximately $18.1 million to $24.8 million (including unfunded commitments) and averaged approximately $20.6 million in total commitments. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-performing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of sustained economic weakness, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2014 was $35.6 million, or 1.06% of total gross loans.

If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our corporate structure provides for decision-making authority by our regional chief executive officers and banking teams. Our business, financial condition, results of operations and prospects could be negatively affected if our employees do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loans in excess of $1.0 million are reviewed by our centralized credit administration department in Birmingham. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We intend to continue pursuing our growth strategy for our business through organic growth of our loan portfolio. Our prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial service companies in rapid growth stages, which include the risks associated with the following:

•	maintaining loan quality;
•	maintaining adequate management personnel and information systems to oversee such growth;
•	Sufficiently growing deposit base to provide funds for lending;
•	maintaining adequate control and compliance functions; and
•	securing capital and liquidity needed to support anticipated growth.

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

Our continued pace of growth may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect our growth and/or our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of $20,000,000 in 5.5% subordinated notes due November 9, 2022 to accredited investor purchasers in November 2012, the proceeds of which were used to pay off $15,000,000 in our 8.5% subordinated debentures;
•	the sale of an aggregate of 750,000 shares of our common stock at $13.833 per share, or $10,375,000, in a private placement completed on December 2, 2013; and
•	the sale of an aggregate of 1,875,000 shares of our common stock at $30.333 per share, or $56,874,000, exclusive of underwriting discounts, in our initial public offering completed May 19, 2014.

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

Unpredictable economic conditions or a natural disaster in the state of Alabama, the panhandle of the state of Florida, the Atlanta, Georgia metropolitan area or the Nashville, Tennessee metropolitan area may have a material adverse effect on our financial performance.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets within the state of Alabama, the panhandle of the state of Florida, the Atlanta, Georgia metropolitan area and the Nashville, Tennessee MSA. Therefore, our success will depend on the general economic conditions in these areas, and more particularly in Birmingham, Huntsville, Dothan, Montgomery and Mobile, Alabama, Pensacola, Florida, Atlanta, Georgia and Nashville, Tennessee, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in Alabama, Florida, Georgia or Tennessee, particularly in such markets, than those of larger, more geographically diverse competitors. For example, a downturn in the economy of any of our MSAs could make it more difficult for our borrowers in those markets to repay their loans and may lead to loan losses that we cannot offset through operations in other markets until we can expand our markets further. Our entry into the Pensacola, Florida and Mobile, Alabama markets increased our exposure to potential losses associated with hurricanes and similar natural disasters that are more common on the Gulf Coast than in our other markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Alabama, the panhandle of Florida, the Atlanta, Georgia metropolitan area or the Nashville, Tennessee metropolitan area, or existing or prospective property or borrowers in Alabama, the panhandle of Florida, the Atlanta, Georgia metropolitan area or the Nashville, Tennessee metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2014, we held $6.8 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2014, meaning that our net interest income and economic value of equity would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 73.2% of the bank’s liabilities as of December 31, 2014 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 82.0% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2014, the fair value of our investment securities portfolio was approximately $328.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama State Banking Department (the “Alabama Banking Department”). Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA Patriot Act”) and other statutes relating to anti-money laundering compliance and customer privacy. The recent recession had major adverse effects on the banking and financial industry, during which time many institutions saw a significant amount of their market capitalization erode as they charged off loans and wrote down the value of other assets. As described above, recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on banks and bank holding companies like us.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than "small bank holding companies" (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 capital (that is, Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that now generally qualify as Tier 1 capital will not qualify or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the common equity Tier 1 capital ratio. In order to be a "well-capitalized" depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Generally, financial institutions became subject to the Basel III Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a reporting company. Our expenses related to services rendered by our accountants, legal counsel and consultants have increased in order to ensure compliance with these laws and regulations that we became subject to as a reporting company and may increase further as we become a public company and grow in size. These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to us may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Bank Secrecy Act, the USA Patriot, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Non-interest bearing transaction accounts and certain attorney’s trust accounts had unlimited deposit insurance through December 31, 2012.

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

Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Dodd-Frank Act, and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material adverse effect on our business, financial condition, results of operations and prospects.

Recent market conditions have adversely affected, and may continue to adversely affect, us, our customers and our industry.

Because our business is focused exclusively in the southeastern United States, we are particularly exposed to downturns in the U.S. economy in general and in the southeastern economy in particular. Beginning with the economic recession in 2008 and continuing through 2010, falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets may adversely affect our customers and thus our business, financial condition, and results of operations. A return of these conditions in the near future would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry and have a material adverse effect on our business, financial condition, results of operations and prospects.

Current market volatility and industry developments may adversely affect our business and financial results.

The volatility in the capital and credit markets, along with the housing declines over the past years, has resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, we may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed, which could have a material adverse effect on our business, financial condition, results of operations and prospect.

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

As a financial institution, our earnings can be significantly affected by changes in interest rates, particularly our net interest income, the rate of loan prepayments, the volume and type of loans originated or produced, the sales of loans on the secondary market and the value of our mortgage servicing rights. Our profitability is dependent to a large extent on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest bearing liabilities. We are affected by changes in general interest rate levels and by other economic factors beyond our control.

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

Risks Related to Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•	publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•	operating and stock price performance of companies that investors deemed comparable to us;
•	future issuances of our common stock or other securities;
•	additions to or departures of key personnel;
•	proposed or adopted changes in laws, regulations or policies affecting us;
•	perceptions in the marketplace regarding our competitors and/or us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks, have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The rights of our common stockholders are subordinate to the rights of the holders of our Series A Preferred Stock and any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

We have issued 40,000 shares of our Series A Preferred Stock to the Treasury in connection with our participation in the Small Business Lending Fund program. These shares have certain rights that are senior to our common stock. As a result, we must make payments on the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our board of directors has the authority to issue in the aggregate up to one million shares of preferred stock, and to determine the terms of each issue of preferred stock, without stockholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Because our ability to pay dividends on our common stock in the future will depend on our and our bank’s financial condition as well as factors outside of our control, our common stockholders bear the risk that no dividends will be paid on our common stock in future periods or that, if paid, such dividends will be reduced or eliminated, which may negatively impact the market price of our common stock.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

On September 19, 2013, we announced the approval of the initiation of quarterly cash dividends beginning in 2014. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (the “Superintendent”) for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2014, our bank could pay approximately $129.1 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of such investor’s investment in our common stock.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

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

Risks Related to the Metro Bank Acquisition

If we are unable to successfully integrate the operations of Metro Bank, we could be materially and adversely affected.

On January 31, 2015, we completed the merger with Metro Bancshares, Inc. (“Metro”), which resulted in the acquisition of 100% of all the outstanding shares of Metro, including all outstanding options and warrants. The acquisition of Metro represents our first strategic acquisition and our entry into the Atlanta metropolitan market. The transaction involves the integration of the operations of Metro Bank, the former wholly-owned subsidiary of Metro. Successful integration of these operations will depend primarily on our ability to consolidate standards, controls, procedures and policies. This transaction will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of Metro Bank. We may not be able to integrate these operations without encountering difficulties, including, but not limited to, the disruption of our ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from the transaction, and this may hurt our business and financial results. Additional risks include, but are not limited to, the following:

•	inability to compete in a new market;

•	projections of estimated future revenues or cost savings that we developed during the due diligence and integration planning process may not be achieved;

•	adverse impact on the effectiveness of our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	unanticipated issues, expenses and liabilities; diversion of our management’s attention away from other business concerns; and

•	exposure to any undisclosed or unknown potential liabilities relating to Metro Bank.

We cannot assure you that we would be able to integrate the operations of Metro Bank without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Furthermore, if we fail to realize the intended benefits of the Metro acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2014, we operated through 14 banking offices, including our loan production office in Nashville Tennessee, which does not include the offices in the Atlanta metropolitan area we will operate as a result of the Metro Bank acquisition. Our Shades Creek Parkway office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table gives pertinent details about our banking offices.

State
MSA
Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
100 St. Joseph Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36602	Leased	9/3/2014

Total Offices in Alabama		11 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Baylen Street, Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

Tennessee:
Nashville:
611 Commerce Street, Suite 3131 (2)	Nashville	37203	Leased	6/4/2013

Total Offices		14 Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 27, 2015, there were 851 holders of record of our common stock. As of the close of business on February 27, 2015, the price of our common stock was $32.14 per share. All share and per share data in this Annual Report on Form 10-K is adjusted to reflect our three-for-one stock split in the form of a stock dividend effective on July 16, 2014 for stockholders of record on July 9, 2014.

The following table sets forth the reported high and low sales price of our common stock as quoted on the NASDAQ during each quarter since we completed our initial public offering in May 2014.

2014	High Sale	Low Sale
4th quarter	$35.10	$28.00
3rd quarter	30.30	27.52
2nd quarter	30.96	26.50

Dividends

We paid a cash dividend of $0.17 per common share on December 31, 2012 and $0.17 per common share on December 16, 2013. In September 2013, we announced a plan to initiate the payment of a quarterly cash dividend beginning in 2014. Quarterly cash dividends of $0.15 per common share were paid on each of April 14, 2014 and July 15, 2014. Following completion of our three-for-one stock split on July 16, 2014, we declared a quarterly cash dividend of $0.05 per common share, which was paid on each of October 6, 2014 and January 6, 2015. Future declarations of quarterly cash dividends will be subject to the approval of the Board and may be adjusted as business needs or market conditions change.  The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that the Bank pays to us as its sole stockholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a more complete discussion on the restrictions on dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1. We also pay quarterly dividends on our 40,000 shares of outstanding Non-cumulative Perpetual Preferred Stock pursuant to its Certificate of Designation.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2014 other than those previously reported in our reports filed with the Securities and Exchange Commission.

On May 13, 2014, the Company’s registration statement on Form S-1 (File No. 333-193401), which related to the Company’s initial public offering, was declared effective by the SEC. Under that registration statement, we registered and sold an aggregate of 1,875,000 shares of common stock at a price to the public of $30.333 per share, generating gross offering proceeds of approximately $56.9 million. The net proceeds of the sale of such shares, after underwriting commissions and offering expenses, were approximately $52.1 million. There has been no material change in the planned use of proceeds from the initial public offering as described in the final prospectus filed with the SEC on May 14, 2014 under Rule 424(b) of the Securities Act of 1933, as amended. We applied approximately $20.9 million of the proceeds from the initial public offering toward the acquisition of Metro Bank. on January 31, 2015. See “Recent Developments – Metro Bank acquisition” in Item 1. BUSINESS of this Form 10-K for further information about this acquisition.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2014.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any.

Plan Category	Number of Securities Issued/To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Award-Plans Approved by Security Holders	1,622,917	$9.38	2,018,510

Equity Compensation Awards-Plans Not Approved by Security Holders	-	-	-
Total	1,622,917	$9.38	2,018,510

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

We have granted 235,500 (post-stock split) shares of restricted stock under the 2009 Amended and Restated Stock Incentive Plan. These shares generally vest between three and five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios”, “Core Performance Ratios”, “Asset Quality Ratios”, “Liquidity Ratios”, “Capital Adequacy Ratios” and “Growth Ratios”, the selected historical consolidated financial data as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$4,098,679	$3,520,699	$2,906,314	$2,460,785	$1,935,166
Total Loans	3,359,858	2,858,868	2,363,182	1,830,742	1,394,818
Loans, net	3,324,229	2,828,205	2,336,924	1,808,712	1,376,741
Securities available for sale	298,310	265,728	233,877	293,809	276,959
Securities held to maturity	29,355	32,274	25,967	15,209	5,234
Cash and due from banks	48,519	61,370	58,031	43,018	27,454
Interest-bearing balances with banks	248,054	188,411	119,423	99,350	204,278
Fed funds sold	891	8,634	3,291	100,565	346
Mortgage loans held for sale	5,984	8,134	25,826	17,859	7,875
Restricted equity securities	3,921	4,230	3,941	3,501	3,510
Premises and equipment, net	7,815	8,351	8,847	4,591	4,450
Deposits	3,398,160	3,019,642	2,511,572	2,143,887	1,758,716
Other borrowings	284,288	194,320	136,982	84,219	24,937
Subordinated debentures	-	-	15,050	30,514	30,420
Other liabilities	9,018	9,545	9,453	5,873	3,993
Stockholders' Equity	407,213	297,192	233,257	196,292	117,100
Selected income Statement Data:
Interest income	$144,725	$126,081	$109,023	$91,411	$78,146
Interest expense	14,119	13,619	14,901	16,080	15,260
Net interest income	130,606	112,462	94,122	75,331	62,886
Provision for loan losses	10,259	13,008	9,100	8,972	10,350
Net interest income after provision for loan losses	120,347	99,454	85,022	66,359	52,536
Noninterest income	11,229	10,010	9,643	6,926	5,169
Noninterest expense	57,598	47,489	43,100	37,458	30,969
Income before income taxes	73,978	61,975	51,565	35,827	26,736
Income taxes expenses	21,601	20,358	17,120	12,389	9,358
Net income	52,377	41,617	34,445	23,438	17,378
Net income available to common stockholders	51,946	41,201	34,045	23,238	17,378
Per common Share Data:
Net income, basic	$2.18	$2.00	$1.89	$1.34	$1.05
Net income, diluted	2.09	1.90	$1.66	$1.18	$0.95
Book value	14.81	11.67	$10.28	$8.78	$7.06
Weighted average shares outstanding:
Basic	23,855,001	20,607,213	17,989,311	17,278,572	16,557,453
Diluted	24,818,221	21,806,025	20,825,256	20,247,489	18,883,812
Actual shares outstanding	24,801,518	22,050,036	18,806,436	17,796,546	16,582,446
Selected Performance Ratios:
Return on average assets	1.39%	1.32%	1.31%	1.12%	1.04%
Return on average stockholders' equity	14.43%	15.70%	15.99%	14.86%	15.86%
Dividend payout ratio	9.57%	8.79%	10.02%	-%	-%
Net interest margin (1)	3.68%	3.80%	3.80%	3.79%	3.94%
Efficiency ratio (2)	40.61%	38.78%	41.54%	45.54%	45.51%
Core Performance Data (3)
Core net income available to common stockholders	$53,558
Core earnings per share, basic	2.25
Core earnings per share, diluted	2.16
Core return on average assets	1.44%
Core return on average stockholders' equity	15.00%
Core return on average common stockholders' equity	16.74%
Core efficiency ratio	38.86%
Asset quality Ratios:
Net charge-offs to average loans outstanding	0.17%	0.33%	0.24%	0.32%	0.55%
Non-performing loans to totals loans	0.30%	0.34%	0.44%	0.75%	1.03%
Non-performing assets to total assets	0.41%	0.64%	0.69%	1.06%	1.10%
Allowance for loan losses to total gross loans	1.06%	1.07%	1.11%	1.20%	1.30%
Allowance for loan losses to total non-performing loans	354.52%	314.94%	253.50%	159.96%	126.00%
Liquidity Ratios:
Net loans to total deposits	97.82%	93.66%	93.05%	84.37%	78.28%
Net average loans to average earning assets	83.94%	84.65%	79.82%	76.71%	78.04%
Noninterest-bearing deposits to total deposits	23.85%	21.54%	21.71%	19.54%	14.24%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	9.94%	8.44%	8.03%	7.97%	6.05%
Total risked-based capital (4)	13.38%	11.73%	11.78%	12.79%	11.82%
Tier 1 capital (5)	11.75%	10.00%	9.89%	11.39%	10.22%
Leverage ratio (6)	9.91%	8.48%	8.43%	9.17%	7.77%
Growth Ratios:
Percentage change in net income	25.85%	20.82%	46.96%	34.87%	195.64%
Percentage change in diluted net income per share	10.00%	14.46%	40.68%	24.21%	179.41%
Percentage change in assets	16.42%	21.14%	18.11%	27.16%	22.99%
Percentage change in net loans	17.54%	21.02%	29.20%	31.38%	15.48%
Percentage change in deposits	12.54%	20.23%	17.15%	21.90%	22.78%
Percentage change in equity	37.02%	27.41%	18.83%	67.63%	19.95%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) Core metrics exclude a non-routine expense in the first quarter of 2014 related to the correction of our accounting for vested stock options granted to our advisory board members in our Huntsville, Montgomery and Dothan, Alabama markets, and a non-routine expense in the second quarter of 2014 related to the acceleration of vesting of stock options previously granted to our advisory board members in our Mobile, Alabama and Pensacola, Florida markets. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures." None of the other periods included in our selected consolidated financial information are affected by such non-routine expenses.

(4) Total stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets plus allowance for loan losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets. The FDIC required minimum to be well capitalized is 10%.

(5)Total stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets divided by total risk-weighted assets. The FDIC required minimum to be well-capitalized is 6%.

(6) Total stockholders' equity excluding unrealized losses on securities available for sale, net of taxes, and intangible assets divided by average assets less intangible assets. The FDIC required minimum to the be well-capitalized is 5%; however, the Alabama Banking Department has required that the Bank maintain a Tier 1 capital ratio of 8%.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

We recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. The non-GAAP financial measures included in this annual report on Form 10-K results for the year ended December 31, 2014 are “core net income available to common stockholders,” “core earnings per share, basic,” “core earnings per share, diluted,” “core return on average assets,” “core return on average stockholders’ equity,” “core return on average common stockholders’ equity” and “core efficiency ratio.” Each of these seven core financial measures excludes the impact of the non-routine expense attributable to the correction of our accounting for stock options and related acceleration of vesting of such stock options. None of the other periods included in our selected financial data are affected by this correction and acceleration of vesting.

“Core net income available to common stockholders” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense.

“Core earnings per share, basic” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense, divided by weighted average shares outstanding.

“Core earnings per share, diluted” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense, divided by weighted average diluted shares outstanding.

“Core return on average assets” is defined as net income, adjusted by the net effect of the non-routine expense, divided by average total assets.

“Core return of average stockholders’ equity” is defined as net income, adjusted by the net effect of the non-routine expense, divided by average total stockholders’ equity.

“Core return of average common stockholders’ equity” is defined as net income, adjusted by the net effect of the non-routine expense, divided by average common stockholders’ equity.

“Core efficiency ratio” is defined as non-interest expense, adjusted by the effect of the non-routine expense, divided by the sum of net interest income and non-interest income.

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the year ended December 31, 2014. All amounts are in thousands, except share and per share data.

2014
Provision for income taxes - GAAP	$21,601
Adjustments:
Adjustment for non-routine expense	865
Core income tax expense	$22,466
Net income available to common stockholders - GAAP	$51,946
Adjustments:
Adjustment for non-routine expense	1,612
Core net income available to common stockholders	$53,558
Earnings per share, basic - GAAP	$2.18
Weighted average shares outstanding, diluted	23,855,001
Core earnings per share, basic	$2.25
Earnings per share, diluted - GAAP	$2.09
Weighted average shares outstanding, diluted	24,818,221
Core earnings per share, basic	$2.16
Return on average assets - GAAP	1.39%
Net income - GAAP	$52,377
Adjustments:
Adjustment for non-routine expense	1,612
Core net income	53,989
Average assets	$3,758,184
Core return on average assets	1.44%
Return on average stockholders' equity - GAAP	14.43%
Average stockholders' equity	$359,963
Core return on average stockholders' equity	15.00%
Return on average common stockholders' equity	16.23%
Average common stockholders' equity	$320,005
Core return on average common stockholders' equity	16.74%
Efficiency ratio - GAAP	40.61%
Non-interest expense - GAAP	$57,598
Adjustments:
Adjustment for non-routine expense	2,477
Core non-interest expense	55,121
Net interest income	130,606
Non-interest income	11,229
Total net interest income and non-interest income	$141,835
Core efficiency ratio	38.86%

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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 13 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile and Houston Counties in Alabama, and in Escambia County in Florida. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, and in the Pensacola-Ferry Pass-Brent, Florida MSA. Additionally, we opened a loan production office in Nashville, Tennessee in June 2013. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

Recent Developments – Metro Bank Acquisition

On January 31, 2015, we completed the merger with Metro Bancshares, Inc. (“Metro”), which resulted in the acquisition of 100% of all the outstanding shares of Metro, including all outstanding options and warrants, for an aggregate of 636,720 shares of ServisFirst common stock and approximately $20.9 million in cash, representing aggregate consideration value of approximately $40.3 million (based on the closing price of ServisFirst Bancshares, Inc. on January 30, 2015). The acquisition of Metro represents our first strategic acquisition and our further entry into the Atlanta metropolitan market. At December 31, 2014, Metro had total assets of approximately $211 million, total loans of approximately $154 million, total deposits of approximately $182 million and total stockholders’ equity of approximately $28 million. The cash portion of the merger consideration was paid from the Company’s cash on hand. Because the acquisition closed on January 31, 2015, after the end of the fiscal period covered by this Annual Report on Form 10-K, the Company’s financial information does not include any of the results of operations from Metro or its subsidiary, Metro Bank.

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

Results of Operations

Net Income

Net income available to common stockholders was $51.9 million for the year ended December 31, 2014, compared to $41.2 million for the year ended December 31, 2013. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.1 million, or 16.1%, to $130.6 million in 2014 from $112.5 million in 2013. Noninterest income increased $1.2 million, or 12.0%, to $11.2 million in 2014 from $10.0 million in 2013. Noninterest expense increased by $10.1 million, or 21.3%, to $57.6 million in 2014 from $47.5 million in 2013. Basic and diluted net income per common share were $2.18 and $2.09, respectively, for the year ended December 31, 2014, compared to $2.00 and $1.90, respectively, for the year ended December 31, 2013. Return on average assets was 1.39% in 2014, compared to 1.32% in 2013, and return on average stockholders’ equity was 14.43% in 2014, compared to 15.70% in 2013. This decrease in return on average stockholders’ equity was the result of our initial public offering in May 2014, which increased equity by approximately $52.1 million.

Net income available to common stockholders for the year ended December 31, 2013 was $41.2 million, compared to net income of $34.0 million for the year ended December 31, 2012. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.4 million, or 19.6%, to $112.5 million in 2013 from $94.1 million in 2012. Noninterest income increased $0.4 million, or 4.2%, to $10.0 million in 2013 from $9.6 million in 2012. Noninterest expense increased by $4.4 million, or 10.2%, to $47.5 million in 2013 from $43.1 million in 2012. Basic and diluted net income per common share were $2.00 and $1.90, respectively, for the year ended December 31, 2013, compared to $1.89 and $1.66, respectively, for the year ended December 31, 2012. Return on average assets was 1.32% in 2013, compared to 1.31% in 2012, and return on average stockholders’ equity was 15.70% in 2013, compared to 15.99% in 2012.

The following table presents some ratios of our results of operations for the years ended December 31, 2014, 2013 and 2012.

	For the years ended December 31,
	2014	2013	2012
Return on average assets	1.39%	1.32%	1.31%
Return on average stockholders' equity	14.43%	15.70%	15.99%
Dividend payout ratio	9.57%	8.79%	10.02%
Average stockholders' equity to average total assets	9.58%	8.43%	8.19%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2014 compared to 2013, and for the years ended December 31, 2013 compared to 2012, respectively.

	Year Ended December 31,		Change from
	2014	2013	the Prior Year
	(Dollars in Thousands)
Interest income	$144,725	$126,081	14.79%
Interest expense	14,119	13,619	3.67%
Net interest income	130,606	112,462	16.13%
Provision for loan losses	10,259	13,008	-21.13%
Net interest income after provision for loan losses	120,347	99,454	21.01%
Noninterest income	11,229	10,010	12.18%
Noninterest expense	57,598	47,489	21.29%
Net income before taxes	73,978	61,975	19.37%
Taxes	21,601	20,358	6.11%
Net income	52,377	41,617	25.85%
Dividends on preferred stock	431	416	3.61%
Net income available to common stockholders	$51,946	$41,201	26.08%

	Year Ended December 31,		Change from
	2013	2012	the Prior Year
	(Dollars in Thousands)
Interest income	$126,081	$109,023	15.65%
Interest expense	13,619	14,901	-8.60%
Net interest income	112,462	94,122	19.49%
Provision for loan losses	13,008	9,100	42.95%
Net interest income after provision for loan losses	99,454	85,022	16.97%
Noninterest income	10,010	9,643	3.81%
Noninterest expense	47,489	43,100	10.18%
Net income before taxes	61,975	51,565	20.19%
Taxes	20,358	17,120	18.91%
Net income	41,617	34,445	20.82%
Dividends on preferred stock	416	400	4.00%
Net income available to common stockholders	$41,201	$34,045	21.02%

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

Net interest income increased $18.1 million, or 16.1%, to $130.6 million for the year ended December 31, 2014 from $112.5 million for the year ended December 31, 2013. This was due to an increase in total interest income of $18.6 million, or 14.8%, partially offset by an increase in total interest expense of $0.5 million, or 3.7%. The increase in total interest income was primarily attributable to a 18.60% increase in average loans outstanding from 2013 to 2014, which was the result of growth in all of our markets, including in Mobile, Alabama and Nashville, Tennessee, our two newest markets.

Net interest income increased $18.4 million, or 19.5%, to $112.5 million for the year ended December 31, 2013 from $94.1 million for the year ended December 31, 2012. This was due to an increase in total interest income of $17.1 million, or 15.6%, and a decrease in total interest expense of $1.3 million, or -8.6%. The increase in total interest income was primarily attributable to a 26.56% increase in average loans outstanding from 2012 to 2013, which was the result of growth in all of our markets, including in Pensacola, Florida, our newest market entrance in 2011.

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

The following table shows, for the years ended December 31, 2014, 2013 and 2012, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2014			2013			2012
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income
Taxable (1)	$3,042,968	$135,487	4.45%	$2,573,621	$118,032	4.59%	$2,034,478	$100,143	4.92%
Tax-exempt (2)	13,176	527	4.00	3,274	170	5.19	1,631	95	5.82
Mortgage loans held for sale	5,704	210	3.68	12,953	306	2.36	17,905	349	1.95
Debt securities:
Taxable	186,376	4,464	2.40	149,996	3,906	2.60	184,174	4,815	2.61
Tax-exempt (2)	125,269	5,329	4.25	115,829	4,884	4.22	100,926	4,683	4.64
Total debt securities (3)	311,645	9,793	3.14	265,825	8,790	3.31	285,100	9,498	3.33
Federal funds sold	55,680	159	0.29	44,106	110	0.25	94,425	196	0.21
Restricted equity securities	4,002	131	3.27	4,299	93	2.16	4,434	104	2.35
Interest-bearing balances with banks	167,782	416	0.25	100,417	280	0.28	80,170	200	0.25
Total interest-earning assets	$3,600,957	$146,723	4.07%	$3,004,495	$127,781	4.25%	$2,518,143	$110,585	4.39%
Non-interest-earning assets:
Cash and due from banks	57,894			45,528			38,467
Net premises and equipment	8,430			9,148			6,074
Allowance for loan losses, accrued interest and other assets	90,903			84,297			65,504
Total assets	$3,758,184			$3,143,468			$2,628,188

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$489,210	$1,294	0.26%	$433,931	$1,201	0.28%	$351,975	$1,074	0.31%
Savings	26,480	75	0.28	21,793	61	0.28	17,081	48	0.28
Money market	1,523,120	6,775	0.44	1,244,957	5,810	0.47	1,042,870	5,820	0.56
Time deposits	401,182	4,276	1.07	404,927	4,758	1.18	398,552	5,307	1.33
Federal funds purchased	202,690	567	0.28	167,063	462	0.28	88,732	222	0.25
Other borrowings	19,957	1,132	5.67	21,780	1,327	6.09	33,126	2,430	7.34
Total interest-bearing liabilities	$2,662,639	$14,119	0.53%	$2,294,451	$13,619	0.59%	$1,932,336	$14,901	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing checking	723,338			576,072			474,284
Other liabilities	12,244			7,835			6,200
Stockholders' equity	355,060			259,631			207,656
Unrealized gains on securities and derivatives	4,903			5,479			7,712
Total liabilities and stockholders' equity	$3,758,184			$3,143,468			$2,628,188
Net interest spread			3.54%			3.66%			3.62%
Net interest margin			3.68%			3.80%			3.80%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,025,000, $551,000 and $372,000 are included in interest income in 2014, 2013 and 2012, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $7,545,000, $8,408,000 and $11,998,000 are excluded from the yield calculation in 2014, 2013 and 2012, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2014 Compared to 2013 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2013 Compared to 2012 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income
Taxable	$20,984	$(3,529)	$17,455	$25,097	$(7,208)	$17,889
Tax-exempt	404	(47)	357	86	(11)	75
Mortgages held for sale	(219)	123	(96)	(108)	65	(43)
Taxable	890	(332)	558	(890)	(19)	(909)
Tax-exempt	402	43	445	652	(451)	201
Total debt securities	1,292	(289)	1,003	(238)	(470)	(708)
Federal funds sold	32	17	49	(119)	33	(86)
Restricted equity securities	(7)	45	38	(3)	(8)	(11)
Interest-bearing balances with banks	170	(34)	136	54	26	80
Total interest-earning assets	22,656	(3,714)	18,942	24,769	(7,573)	17,196

Interest-bearing liabilities:
Interest-bearing demand deposits	148	(55)	93	234	(107)	127
Savings	13	1	14	13	-	13
Money market	1,248	(283)	965	1,028	(1,038)	(10)
Time deposits	(44)	(438)	(482)	84	(633)	(549)
Federal funds purchased	100	5	105	215	25	240
Other borrowed funds	(107)	(88)	(195)	(738)	(365)	(1,103)
Total interest-bearing liabilities	1,358	(858)	500	836	(2,118)	(1,282)
Increase in net interest income	$21,298	$(2,856)	$18,442	$23,933	$(5,455)	$18,478

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

We have experienced an unfavorable variance relating to the interest rate component because rates on loans have declined at a greater pace compared to deposit costs. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Our growth in loans continues to drive favorable volume component change and overall change.

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

Our net interest spread and net interest margin were 3.54% and 3.68%, respectively, for the year ended December 31, 2014, compared to 3.66% and 3.80%, respectively, for the year ended December 31, 2013. Our average interest-earning assets for the year ended December 31, 2014 increased $596.5 million, or 19.9%, to $3.6 billion from $3.0 billion for the year ended December 31, 2013. This increase in our average interest-earning assets was due to continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $368.2 million, or 16.0%, to $2.7 billion for the year ended December 31, 2014 from $2.3 billion for the year ended December 31, 2013. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. The ratio of our average interest-earning assets to average interest-bearing liabilities was 135.2% and 130.9% for the years ended December 31, 2014 and 2013, respectively.

Our average interest-earning assets produced a taxable equivalent yield of 4.07% for the year ended December 31, 2014, compared to 4.25% for the year ended December 31, 2013. The average rate paid on interest-bearing liabilities was 0.53% for the year ended December 31, 2014, compared to 0.59% for the year ended December 31, 2013.

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

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2014, total loans rated Special Mention, Substandard, and Doubtful were $77.6 million, or 2.3% of total loans, compared to $93.2 million, or 3.3% of total loans, at December 31, 2013. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $10.3 million for the year ended December 31, 2014, a decrease of $2.7 million from $13.0 million in 2013. This decrease in provision expense for loan losses for 2014 is primarily attributable to improving credit quality resulting from fewer loan charge-offs. Also, nonperforming loans increased to $10.1 million, or 0.30% of total loans, at December 31, 2014 from $9.7 million, or 0.34% of total loans, at December 31, 2013. During 2014, we had net charged-off loans totaling $5.3 million, compared to net charged-off loans of $8.6 million for 2013. The ratio of net charged-off loans to average loans was 0.17% for 2014 compared to 0.33% for 2013. The allowance for loan losses totaled $35.6 million, or 1.06% of loans, net of unearned income, at December 31, 2014, compared to $30.7 million, or 1.07% of loans, net of unearned income, at December 31, 2013.

The provision expense for loan losses was $13.0 million for the year ended December 31, 2013, an increase of $3.9 million from $9.1 million in 2012. Our management maintains a proactive approach in managing nonperforming loans, which decreased to $9.7 million, or 0.34% of total loans, at December 31, 2013, from $10.4 million, or 0.44% of total loans, at December 31, 2012. During 2013, we had net charged-off loans totaling $9.7 million, compared to net charged-off loans of $4.9 million for 2012. The ratio of net charged-off loans to average loans was 0.33% for 2013 compared to 0.24% for 2012. The allowance for loan losses totaled $30.7 million, or 1.07% of loans, net of unearned income, at December 31, 2013, compared to $26.3 million, or 1.11% of loans, net of unearned income, at December 31, 2012.

Noninterest Income

Noninterest income increased $1.2 million, or 12.0%, to $11.2 million in 2014 from $10.0 million in 2013. Service charges on deposit accounts increased $1.1 million, or 34.4%, to $4.3 million in 2014 compared to 2013 due to increases in the number of accounts and higher NSF fees. Increases in the cash surrender value of bank-owned life insurance contracts were up $0.3 million, or 15.0%, to $2.3 million in 2014 compared to 2013 which is the result of additional investment of $15.0 million in such contracts in September 2014. Other operating income increased $0.5 million, or 23.8%, to $2.6 million in 2014 compared to 2013. Mortgage banking income decreased $0.5 million, or 20.0%, to $2.0 million in 2014 compared to 2013. Higher mortgage rates and a general slow-down in refinance activity during 2014 compared to 2013 lead to lower mortgage banking revenue.

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

Noninterest Expense

Noninterest expenses increased $10.1 million, or 21.3%, to $57.6 million for the year ended December 31, 2014 from $47.5 million for the year ended December 31, 2013. This increase is largely attributable to increased salary and employee benefits expense and the write-down of investments in tax credit partnerships. Increases in salary and benefit expenses occurred as a result of staff additions related to our expansion, increased incentive pay, general merit increases and non-routine expenses associated with the correction of accounting for vested stock options and related acceleration of vesting of stock options. We had 298 full-time equivalent employees at December 31, 2014 compared to 262 at December 31, 2013, a 13.7% increase. The increase in number of employees is the result of our continued expansion into new markets, additional sales and sales support staff in our existing regional markets and added support staff in our headquarters in Birmingham. We recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. Equipment and occupancy expense increased $0.3 million, or 5.8%, to $5.5 million in 2014 compared to $5.2 million in 2013. Professional services expenses were up $0.6 million, or 33.3%, to $2.4 million in 2014 compared to $1.8 million in 2013. FDIC assessments were up $0.3 million, or 16.7%, to $2.1 million in 2014 from $1.8 million in 2013, mostly a result of increases in total assets, which is the major component of our assessment base. Other noninterest expenses increased $4.1 million, or 37.6%, to $15.0 million in 2014 compared to $10.9 million in 2013. We wrote down our investments in tax credit partnerships by $2.6 million in 2014 in connection with tax credits recognized during the year. This compared to write-downs in 2013 of only $0.4 million. Tax credits increased by $1.3 million in 2014 compared to 2013, which is reflected in a lower effective tax rate for 2014. Changes in other operating expenses from 2013 to 2014 are detailed in Note 16, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Noninterest expenses increased $4.4 million, or 10.2%, to $47.5 million for the year ended December 31, 2013 from $43.1 million for the year ended December 31, 2012. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion, increased incentive pay, and general merit increases. We had 262 full-time equivalent employees at December 31, 2013 compared to 234 at December 31, 2012. Equipment and occupancy expense increased $1.2 million, or 30.0%, to $5.2 million in 2013 compared to $4.0 million in 2012. Much of this increase is the result of operating an airplane we purchased in the fourth quarter of 2012. Additionally, we opened a new loan production office in Nashville, Tennessee and expanded our space in our Mobile, Alabama office. FDIC assessments were up $0.2 million, or 12.5%, to $1.8 million in 2013 from $1.6 million in 2012, mostly a result of increases in total assets, which is the major component of our assessment base. OREO expense decreased $1.3 million, 48.1%, to $1.4 million in 2013 from $2.7 million in 2012. This large decrease was the result of fewer write-downs in residential development properties during 2013 compared to 2012. Other noninterest expenses increased $0.2 million, or 1.9%, to $10.9 million compared to $10.7 million in 2012.

Income Tax Expense

Income tax expense was $21.6 million for the year ended December 31, 2014 compared to $20.4 million in 2013 and $17.1 million in 2012. Our effective tax rates for 2014, 2013 and 2012 were 29.20%, 32.85% and 33.20%, respectively. The decrease in the effective tax rate for 2014 primarily relates to historic rehabilitation tax credits. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

We have invested $85.0 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets at December 31, 2014, were $4.1 billion, an increase of $0.6 billion, or 17.1% over total assets of $3.5 billion at December 31, 2013. Average assets for the year ended December 31, 2014 were $3.8 billion, an increase of $0.7 billion, or 22.6%, over average assets of $3.1 billion for the year ended December 31, 2013. Loan growth was the primary reason for the increase. Year-end 2014 loans were $3.4 billion, up $0.5 billion, or 17.2%, over year-end 2013 total loans of $2.9 billion.

Total assets at December 31, 2013, were $3.5 billion, an increase of $0.6 billion, or 20.7% over total assets of $2.9 billion at December 31, 2012. Average assets for the year ended December 31, 2013 were $3.1 billion, an increase of $0.5 billion, or 19.2%, over average assets of $2.6 billion for the year ended December 31, 2012. Loan growth was the primary reason for the increase. Year-end 2013 loans were $2.9 billion, up $0.5 billion, or 20.8%, over year-end 2012 total loans of $2.4 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2014 were $4.0 billion, or 97.6% of total assets of $4.1 billion. Earning assets at December 31, 2013 were $3.4 billion, or 97.1% of total assets of $3.5 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2014, mortgage-backed securities represented 36% of the investment portfolio, state and municipal securities represented 43% of the investment portfolio, U.S. Treasury and government agencies represented 16% of the investment portfolio, and corporate debt represented 5% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2014, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $320.8 million at December 31, 2014, compared to $292.0 million at December 31, 2013. All such securities held are traded in liquid markets. The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
	(In Thousands)
Securities Available for Sale
U.S. Treasury and government agencies	$50,363	$31,641	$27,360
Mortgage-backed securities	92,439	85,272	69,298
State and municipal securities	132,780	127,083	112,319
Corporate debt	15,821	15,738	13,677
Total	$291,403	$259,734	$222,654
Securities Held to Maturity
Mortgage-backed securities	$23,804	$26,730	$20,429
State and municipal securities	5,551	5,544	5,538
Total	$29,355	$32,274	$25,967

The following table presents the amortized cost of our securities as of December 31, 2014 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost
	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
At December 31, 2014:
Securities Available for Sale:
U.S. Treasury and government agencies	$8,748	$26,561	$15,054	$-	$50,363
Mortgage-backed securities	194	89,919	2,326	-	92,439
State and municipal securities	7,206	86,185	39,039	350	132,780
Corporate debt	990	8,845	5,986	-	15,821
Total	$17,138	$211,510	$62,405	$350	$291,403

Tax-equivalent Yield
U.S. Treasury and government agencies	1.87%	2.16%	2.20%	-%	2.12%
Mortgage-backed securities	5.39	2.76	3.98	-	2.80
State and municipal securities	5.36	3.48	4.10	6.50	3.77
Corporate debt	1.75	1.26	1.16	-	1.25
Weighted average yield	3.37%	2.92%	3.36%	6.50%	3.04%

Securities Held to Maturity:
Mortgage-backed securities	$-	$6,560	$17,244	$-	$23,804
State and municipal securities	-	-	298	5,253	5,551
Total	$-	$6,560	$17,542	$5,253	$29,355

Tax-equivalent Yield
Mortgage-backed securities	-%	3.85%	2.38%	-%	2.79%
State and municipal securities	-	-	7.00	6.23	6.27
Weighted average yield	-%	3.85%	2.46%	6.23%	3.44%

(1) Yields are presented on a fully-taxable equivalent basis using a tax rate of 35%.

At December 31, 2014, we had $0.9 million in federal funds sold, compared with $8.6 million at December 31, 2013. At the end of each of the two years, we shifted balances held at correspondent banks to our reserve account at the Federal Reserve Bank of Atlanta to gain favorable capital treatment. At year-end 2014, there were no holdings of securities of any issuer, other than US government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $3.4 billion at December 31, 2014. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, and so is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	50%
Huntsville, AL	13%
Dothan, AL	12%
Montgomery, AL	9%
Mobile, AL	5%
Total Alabama Markets	89%
Pensacola, FL	7%
Nashville, TN	4%

The following table details our loans at December 31, 2014, 2013, 2012, 2011 and 2010:

	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,495,092	$1,278,649	$1,030,990	$799,464	$536,620
Real estate - construction	208,769	151,868	158,361	151,218	172,055
Real estate - mortgage:
Owner-occupied commercial	793,917	710,372	568,041	398,601	270,767
1-4 family mortgage	333,455	278,621	235,909	205,182	199,236
Other mortgage	471,363	391,396	323,599	235,251	178,793
Total real estate - mortgage	1,598,735	1,380,389	1,127,549	839,034	648,796
Consumer	57,262	47,962	46,282	41,026	37,347
Total Loans	3,359,858	2,858,868	2,363,182	1,830,742	1,394,818
Less: Allowance for loan losses	(35,629)	(30,663)	(26,258)	(22,030)	(18,077)
Net Loans	$3,324,229	$2,828,205	$2,336,924	$1,808,712	$1,376,741

The following table details the percentage composition of our loan portfolio by type at December 31, 2014, 2013, 2012, 2011 and 2010:

	2014	2013	2012	2011	2010
Commercial, financial and agricultural	44.50%	44.73%	43.63%	43.67%	38.47%
Real estate - construction	6.21	5.31	6.70	8.26	12.34
Real estate - mortgage:
Owner-occupied commercial	23.63	24.85	24.04	21.77	19.41
1-4 family mortgage	9.92	9.74	9.98	11.21	14.28
Other mortgage	14.03	13.69	13.69	12.85	12.82
Total real estate - mortgage	47.58	48.28	47.71	45.83	46.51
Consumer	1.71	1.68	1.96	2.24	2.68
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2014:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$841,062	$547,138	$106,892	$1,495,092
Real estate - construction	108,522	81,804	18,443	208,769
Real estate - mortgage:
Owner-occupied commercial	63,909	466,264	263,744	793,917
1-4 family mortgage	53,884	236,999	42,572	333,455
Other mortgage	72,478	318,807	80,078	471,363
Total Real estate - mortgage	190,271	1,022,070	386,394	1,598,735
Consumer	36,617	17,798	2,847	57,262
Total Loans	$1,176,472	$1,668,810	$514,576	$3,359,858
Less: Allowance for loan losses				(35,629)
Net Loans				$3,324,229

Interest rate sensitivity:
Fixed interest rates	$192,158	$1,086,793	$268,731	$1,547,682
Floating or adjustable rates	984,314	582,017	245,845	1,812,176
Total	$1,176,472	$1,668,810	$514,576	$3,359,858

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for 2014 was 0.17%, compared to 0.33% for 2013.

Analysis of the Allowance for Loan Losses

	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$30,663	$26,258	$22,030	$18,077	$14,737
Charge-offs:
Commercial, financial and agricultural	(2,311)	(1,932)	(1,106)	(1,096)	(1,667)
Real estate - construction	(1,267)	(4,829)	(3,088)	(2,594)	(3,488)
Real estate - mortgage:
Owner occupied commercial	(36)	(1,100)	(250)	-	(548)
1-4 family mortgage	(1,529)	(941)	(311)	(1,096)	(1,227)
Other mortgage	(400)	-	(99)	-	-
Total real estate mortgage	(1,965)	(2,041)	(660)	(1,096)	(1,775)
Consumer	(228)	(210)	(901)	(867)	(278)
Total charge-offs	(5,771)	(9,012)	(5,755)	(5,653)	(7,208)
Recoveries:
Commercial, financial and agricultural	48	66	125	361	97
Real estate - construction	322	296	58	180	53
Real estate - mortgage:
Owner occupied commercial	-	32	-	12	12
1-4 family mortgage	65	4	692	-	20
Other mortgage	9	-	-	-	-
Total real estate mortgage	74	36	692	12	32
Consumer	34	11	8	81	16
Total recoveries	478	409	883	634	198

Net charge-offs	(5,293)	(8,603)	(4,872)	(5,019)	(7,010)

Provision for loan losses charged to expense	10,259	13,008	9,100	8,972	10,350

Allowance for loan losses at end of period	$35,629	$30,663	$26,258	$22,030	$18,077

As a percent of year to date average loans:
Net charge-offs	0.17%	0.33%	0.24%	0.32%	0.55%
Provision for loan losses	0.34%	0.50%	0.45%	0.57%	0.81%
Allowance for loan losses as a percentage of:
Year-end loans	1.06%	1.07%	1.11%	1.20%	1.30%
Nonperforming assets	210.95%	135.70%	130.77%	84.48%	84.82%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2014.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2014		2013		2012		2011		2010
		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$16,079	44.50%	$13,576	44.73%	$11,061	43.63%	$8,856	43.67%	$6,585	38.47%
Real estate - construction	6,395	6.21	6,078	5.31	6,907	6.70	6,921	8.26	6,710	12.34
Real estate - mortgage	12,112	47.58	10,065	48.28	7,964	47.71	5,609	45.83	3,947	46.51

Consumer	1,043	1.71	944	1.68	326	1.96	644	2.24	835	2.68
Total	$35,629	100.00%	$30,663	100.00%	$26,258	100.00%	$22,030	100.00%	$18,077	100.00%

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

As of December 31, 2014, we had impaired loans of $26.7 million inclusive of nonaccrual loans, a decrease of $5.3 million from $32.0 million as of December 31, 2013. We allocated $5.1 million of our allowance for loan losses at December 31, 2014 to these impaired loans compared to $6.3 million at December 31, 2013. We had previous write-downs against impaired loans of $0.5 million at December 31, 2014, compared to $1.4 million at December 31, 2013. The average balance for 2014 of loans impaired was $26.7 million. Interest income foregone throughout the year on impaired loans was $750,000 and we recognized $255,000 of interest income on these impaired loans for the year ended December 31, 2014, compared to interest income foregone throughout 2013 of $972,000 and $433,000 of interest income recognized on impaired loans for the year ended December 31, 2013. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Of the $26.7 million of impaired loans reported as of December 31, 2014, $10.3 million were commercial and industrial loans, $10.0 million were real estate mortgage loans, $5.7 million were real estate construction loans and $0.7 million were consumer loans. Of the $5.7 million of impaired real estate construction loans, $4.2 million (a total of seven loans with three builders) were residential construction loans.

The Bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the Bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.

•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

•	We require updated financial information, global inventory aging and interest carry analysis for existing builders to help identify potential future loan payment problems.

•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2014, 2013, 2012, 2011 and 2010:

	2014		2013		2012		2011		2010
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$172	4	$1,714	9	$276	2	$1,179	7	$2,164	8
Real estate - construction	5,049	11	3,749	14	6,460	19	10,063	21	10,722	24
Real estate - mortgage:
Owner-occupied commercial	683	2	1,435	3	2,786	3	792	2	635	1
1-4 family mortgage	1,596	3	1,878	3	453	2	670	4	202	1
Other mortgage	959	1	243	1	240	1	693	1	-	-
Total real estate - mortgage	3,238	6	3,556	7	3,479	6	2,155	7	837	2
Consumer	666	4	602	4	135	2	375	1	624	1
Total nonaccrual loans	$9,125	25	$9,621	34	$10,350	29	$13,772	36	$14,347	35

90+ days past due and accruing:
Commercial, financial and agricultural	$925	1	$-	-	$-	-	$-	-	$-	-
Real estate - construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	-	-	-	-
1-4 family mortgage	-	-	19	1	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-	-	-	-	-
Total real estate mortgage	-	-	19	1	-	-	-	-	-	-
Consumer	-	-	96	1	8	4	-	-	-	-
Total 90+ days past due and accruing	$925	1	$115	2	$8	4	$-	-	$-	-
Total nonperforming loans	$10,050	26	$9,736	36	$10,358	33	$13,772	36	$14,347	35
Plus: Other real estate owned and repossessions	6,840	22	12,861	51	9,721	38	12,305	39	6,966	39
Total nonperforming assets	$16,890	48	$22,597	87	$20,079	71	$26,077	75	$21,313	74

Restructured accruing loans:
Commercial, financial and agricultural	$6,632	8	$962	2	$1,168	2	$1,369	2	$2,398	9
Real estate - construction	-	-	217	1	3,213	15	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	3,121	3	2,785	3	-	-
1-4 family mortgage	-	-	8,225	2	1,709	5	-	-	-	-
Other mortgage	1,663	2	285	1	302	1	331	1	-	-
Total real estate - mortgage	1,663	2	8,510	3	5,132	9	3,116	4	-	-
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$8,295	10	$9,689	6	$9,513	26	$4,485	6	$2,398	9
Total nonperforming assets and restructured accruing loans	$25,185	58	$32,286	93	$29,592	97	$30,562	81	$23,711	83

Gross interest income foregone on nonaccrual loans througout year	$255		$972		$850		$1,371		$510
Interest income recognized on nonaccrual loans througout year	$750		$433		$155		$263		$418

Ratios:
Nonperforming loans to total loans	0.30%		0.34%		0.44%		0.75%		1.03%
Nonperforming assets to total loans plus other real estate owned	0.50%		0.79%		0.85%		1.41%		1.52%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.75%		1.12%		1.25%		1.66%		1.69%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the Bank level for years ended December 31, 2014, 2013 and 2012:

	Average Deposits
	Average for Years Ended December 31,
	2014		2013		2012

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$723,338	-%	$576,072	-%	$474,284	-%

Interest-bearing demand deposits	489,210	0.26%	433,931	0.28%	351,975	0.31%
Money market accounts	1,523,120	0.44%	1,244,957	0.47%	1,042,870	0.56%
Savings accounts	26,480	0.28%	21,793	0.28%	17,081	0.28%
Time deposits	209,361	1.04%	214,888	1.15%	219,186	1.32%
Time deposits, over $250,000	191,821	1.09%	190,039	1.20%	179,366	1.35%
Total deposits	$3,163,330		$2,681,680		$2,284,762

The following table presents the maturities of our certificates of deposit as of December 31, 2014 and 2013.

At December 31, 2014	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$26,003	$38,675	$64,678
Over three through six months	23,492	31,565	55,057
Over six months through one year	44,757	54,344	99,101
Over one year	99,925	80,830	180,755
Total	$194,177	$205,414	$399,591

At December 31, 2013	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$35,314	$36,357	$71,671
Over three through six months	39,597	36,182	75,779
Over six months through one year	43,281	69,757	113,038
Over one year	77,973	76,159	154,132
Total	$196,165	$218,455	$414,620

Total average deposits for the year ended December 31, 2014 were $3.2 billion, an increase of $0.5 billion, or 18.5%, over total average deposits of $2.7 billion for the year ended December 31, 2013. Average noninterest-bearing deposits increased by $0.1 billion, or 16.7%, from $0.6 billion for the year ended December 31, 2013 to $0.7 billion for the year ended December 31, 2014.

Total average deposits for the year ended December 31, 2013 were $2.7 billion, an increase of $0.4 billion, or 17.4%, over total average deposits of $2.3 billion for the year ended December 31, 2012. Average noninterest-bearing deposits increased by $0.1 billion, or 20.0%, from $0.5 billion for the year ended December 31, 2012 to $0.6 billion for the year ended December 31, 2013.

We have never had brokered deposits.

Borrowed Funds

We had available approximately $160 million in unused federal funds lines of credit with regional banks as of December 31, 2014 and 2013. These lines are subject to certain restrictions and collateral requirements.

We had average federal funds purchased from correspondent banks of $202.6 million, $167.1 million and $88.7 million for 2014, 2013 and 2012, respectively. We paid average interest rates on these funds of 0.28%, 0.28% and 0.25% for the same three years, respectively.

Stockholders’ Equity

Stockholders’ equity increased $110.0 million during 2014, to $407.2 million at December 31, 2014 from $297.2 million at December 31, 2013. The increase in stockholders’ equity resulted from net proceeds of our initial public stock offering in May 2014 in the amount of approximately $52.1 million, net income of $51.9 million during the year ended December 31, 2014, and $6.3 million of contributed equity upon the exercise of stock options and warrants during 2014. These increases were partially offset by the payment of dividends on common and preferred stock of approximately $5.3 million in the aggregate.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In Thousands)
Commitments to extend credit	$1,156,682	$1,052,902	$824,047
Credit card arrangements	45,155	38,122	25,699
Standby letters of credit and
financial guarantees	33,280	40,371	36,374
Total	$1,235,117	$1,131,395	$886,120

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

Derivatives

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2014 and 2013 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2014, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2014, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $402.5 million. Additionally, at such date we had available to us approximately $160.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also my continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2014. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$2,998,569	$-	$-	$-	$-
Certificates of deposit (2)	399,591	218,837	129,133	47,434	4,187
Federal funds purchased	264,315	264,315	-	-	-
Other borrowings	19,973	-	-	-	19,973
Operating lease commitments	14,268	2,500	4,688	3,456	3,624
Total	$3,696,716	$485,652	$133,821	$50,890	$27,784

(1)	Excludes interest
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2014, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2014. In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the Company required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2014.

	Well- Capitalized	Actual at December 31, 2014
Total risk-based capital	10.00%	13.38%
Tier 1 capital	6.00%	11.75%
Leverage ratio	5.00%	9.91%

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2014, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2014. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis

	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages
held for sale	$1,873,980	$327,521	$1,035,258	$129,083	$3,365,842
Securities	23,518	43,010	197,938	67,120	331,586
Federal funds sold	891	-	-	-	891
Interest bearing balances
with banks	246,324	490	1,240	-	248,054
Total interest-earning assets	$2,144,713	$371,021	$1,234,436	$196,203	$3,946,373

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$556,863	$-	$-	$-	$556,863
Money market and savings	1,631,246	-	-	-	1,631,246
Time deposits	64,686	154,158	176,569	4,178	399,591
Federal funds purchased	264,315	-	-	-	264,315
Other borrowings	-	-	-	19,973	19,973
Total interest-bearing liabilities	2,517,110	154,158	176,569	24,151	2,871,988
Interest sensitivity gap	$(372,397)	$216,863	$1,057,867	$172,052	$1,074,385
Cumulative sensitivity gap	$(372,397)	$(155,534)	$902,333	$1,074,385	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(9.4)%	(3.9)%	22.9%	27.2%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels. We could not assume further drops in interest rates in our model, and as a result feel the down rate shock scenarios are not meaningful. At December 31, 2014, the 2.87% change for a 200 basis points rate change is well within the regulatory guidance range.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock

At December 31, 2014

	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$407,213	$413,362	$418,900

Actual dollar change		$6,149	$11,687

Percent change		1.51%	2.87%

The one year gap ratio of negative 3.9% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 3, 2015

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on these criteria.

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
WILLIAM M. FOSHEE
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

We have audited internal control over financial reporting of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ServisFirst Bancshares, Inc. and subsidiaries as of and for the year ended December 31, 2014, and our report dated March 3, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 3, 2015

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$48,519	$61,370
Interest-bearing balances due from depository institutions	248,054	188,411
Federal funds sold	891	8,634
Cash and cash equivalents	297,464	258,415
Available for sale debt securities, at fair value	298,310	265,728
Held to maturity debt securities (fair value of $29,974 and $31,315 at December 31, 2014 and 2013, respectively)	29,355	32,274
Restricted equity securities	3,921	4,230
Mortgage loans held for sale	5,984	8,134
Loans	3,359,858	2,858,868
Less allowance for loan losses	(35,629)	(30,663)
Loans, net	3,324,229	2,828,205
Premises and equipment, net	7,815	8,351
Accrued interest and dividends receivable	11,214	10,262
Deferred tax asset, net	15,716	11,018
Other real estate owned and repossessed assets	6,840	12,861
Bank owned life insurance contracts	86,288	69,008
Other assets	11,543	12,213
Total assets	$4,098,679	$3,520,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$810,460	$650,456
Interest-bearing	2,587,700	2,369,186
Total deposits	3,398,160	3,019,642
Federal funds purchased	264,315	174,380
Other borrowings	19,973	19,940
Accrued interest payable	1,940	769
Other liabilities	7,078	8,776
Total liabilities	3,691,466	3,223,507
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2014 and at December 31, 2013	39,958	39,958
Preferred stock, par value $0.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 24,801,518 shares issued and outstanding at December 31, 2014 and 22,050,036 shares issued and outstanding at December 31, 2013	25	7
Additional paid-in capital	185,397	123,325
Retained earnings	177,091	130,011
Accumulated other comprehensive income	4,490	3,891
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	406,961	297,192
Noncontrolling interest	252	-
Total stockholders' equity	407,213	297,192
Total liabilities and stockholders' equity	$4,098,679	$3,520,699

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$136,066	$118,285	$100,462
Taxable securities	4,497	3,888	4,814
Nontaxable securities	3,489	3,407	3,246
Federal funds sold	159	128	196
Other interest and dividends	514	373	305
Total interest income	144,725	126,081	109,023
Interest expense:
Deposits	12,420	11,830	12,249
Borrowed funds	1,699	1,789	2,652
Total interest expense	14,119	13,619	14,901
Net interest income	130,606	112,462	94,122
Provision for loan losses	10,259	13,008	9,100
Net interest income after provision for loan losses	120,347	99,454	85,022
Noninterest income:
Service charges on deposit accounts	4,265	3,228	2,756
Mortgage banking	2,047	2,513	3,560
Securities gains	3	131	-
Increase in cash surrender value life insurance	2,280	1,994	1,624
Other operating income	2,634	2,144	1,703
Total noninterest income	11,229	10,010	9,643
Noninterest expenses:
Salaries and employee benefits	31,017	26,324	22,587
Equipment and occupancy expense	5,547	5,202	4,014
Professional services	2,435	1,809	1,455
FDIC and other regulatory assessments	2,094	1,799	1,595
Other real estate owned expense	1,533	1,426	2,727
Other operating expenses	14,972	10,929	10,722
Total noninterest expenses	57,598	47,489	43,100
Income before income taxes	73,978	61,975	51,565
Provision for income taxes	21,601	20,358	17,120
Net income	52,377	41,617	34,445
Dividends on preferred stock	431	416	400
Net income available to common stockholders	$51,946	$41,201	$34,045

Basic earnings per common share	$2.18	$2.00	$1.89

Diluted earnings per common share	$2.09	$1.90	$1.66

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Net income	$52,377	$41,617	$34,445
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $316, $(1,781) and $191 for 2014, 2013 and 2012, respectively	601	(3,319)	354
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $1 and $45 for 2014 and 2013, respectively	(2)	(86)	-
Other comprehensive income (loss), net of tax	599	(3,405)	354
Comprehensive income	$52,976	$38,212	$34,799

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2011	$39,958	$6	$87,805	$61,581	$6,942	$-	$196,292
Common dividends paid $0.167 per share	-	-	-	(3,134)	-	-	(3,134)
Preferred dividends paid	-	-	-	(400)	-	-	(400)
Exercise 997,890 stock options and warrants,including tax benefit of $381	-	-	4,651	-	-	-	4,651
Stock-based compensation expense	-	-	1,049	-	-	-	1,049
Other comprehensive income	-	-	-	-	354	-	354
Net income	-	-	-	34,445	-	-	34,445
Balance, December 31, 2012	39,958	6	93,505	92,492	7,296	-	233,257
Common dividends paid, $0.167 per share	-	-	-	(3,682)	-	-	(3,682)
Preferred dividends paid	-	-	-	(416)	-	-	(416)
Exercise 494,100 stock options and warrants, including tax benefit of $262	-	-	3,279	-	-	-	3,279
Sale of 750,000 shares of common stock	-	-	10,337	-	-	-	10,337
Issuance of 1,800,000 shares upon mandatory conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	-	15,000
Stock-based compensation expense	-	-	1,205	-	-	-	1,205
Other comprehensive loss	-	-	-	-	(3,405)	-	(3,405)
Net income	-	-	-	41,617	-	-	41,617
Balance, December 31, 2013	39,958	7	123,325	130,011	3,891	-	297,192
Common dividends paid, $0.15 per share	-	-	-	(3,609)	-	-	(3,609)
Common dividends declared, $0.05 per share	-	-	-	(1,240)	-	-	(1,240)
Preferred dividends paid	-	-	-	(431)	-	-	(431)
3-for-1 common stock split, in the form of a stock dividend	-	17	-	(17)	-	-	-
Issue 1,875,000 shares of common stock, net of issuance cost of $4,777	-	1	52,075	-	-	-	52,076
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 883,983 stock options and warrants,including tax benefit of $971	-	-	6,316	-	-	-	6,316
Stock-based compensation expense	-	-	3,681	-	-	-	3,681
Other comprehensive income, net of tax	-	-	-	-	599	-	599
Net income	-	-	-	52,377	-	2	52,379
Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$52,377	$41,617	$34,445
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(5,021)	(1,805)	(2,181)
Provision for loan losses	10,259	13,008	9,100
Depreciation and amortization	1,838	1,841	1,218
Net amortization of investments	3,247	1,122	1,079
Market value adjustment of interest rate cap	-	-	9
Increase in accrued interest and dividends receivable	(952)	(1,104)	(966)
Stock-based compensation expense	3,681	1,205	1,049
Increase (decrease) in accrued interest payable	1,171	(173)	(3)
Proceeds from sale of mortgage loans held for sale	107,678	192,576	239,292
Originations of mortgage loans held for sale	(103,481)	(172,371)	(243,699)
Gain on sale of securities available for sale	(3)	(131)	-
Gain on sale of mortgage loans held for sale	(2,047)	(2,513)	(3,560)
Net loss on sale of other real estate owned and repossessed assets	413	159	105
Write down of other real estate owned	811	433	2,189
Decrease in special prepaid FDIC insurance assessments	-	2,498	1,322
Increase in cash surrender value of life insurance contracts	(2,280)	(1,994)	(1,624)
Losses of tax credit partnerships	207	-	-
Excess tax benefits from the exercise of warrants	(971)	(262)	(381)
Net change in other assets, liabilities, and other operating activities	(2,812)	92	3,790
Net cash provided by operating activities	64,115	74,198	41,184
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(65,398)	(83,455)	(47,867)
Proceeds from maturities, calls and paydowns of debt securities available for sale	32,833	40,959	106,783
Proceeds from sale of debt securities available for sale	173	4,140	-
Purchase of debt securities held to maturity	-	(10,668)	(11,701)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	2,919	4,361	943
Increase in loans	(508,026)	(515,644)	(540,019)
Purchase of premises and equipment	(1,307)	(1,346)	(5,474)
Purchase of equity securities	-	-	(787)
Purchase of bank-owned life insurance contracts	(15,000)	(10,000)	(15,000)
Proceeds from sale of equity securities	320	203	347
Proceeds from sale of other real estate owned and repossessed assets	6,539	7,664	2,967
Investment in tax credit partnerships	(2,145)	(7,907)	-
Net cash used in investing activities	(549,092)	(571,693)	(509,808)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	160,004	105,282	126,364
Net increase in interest-bearing deposits	218,514	402,788	241,321
Net increase in federal funds purchased	89,935	57,315	37,800
Proceeds from other borrowings	-	-	19,917
Redemption of subordinated debentures	-	-	(15,464)
Proceeds from sale of common stock, net	52,076	10,337	-
Proceeds from sale of preferred stock, net	250	-	-
Proceeds from exercise of stock options and warrants	6,316	3,279	4,651
Excess tax benefits from exercise of stock options and warrants	971	262	381
Repayment of other borrowings	-	-	(5,000)
Dividends paid on common stock	(3,609)	(3,682)	(3,134)
Dividends paid on preferred stock	(431)	(416)	(400)
Net cash provided by financing activities	524,026	575,165	406,436
Net increase (decrease) in cash and cash equivalents	39,049	77,670	(62,188)
Cash and cash equivalents at beginning of year	258,415	180,745	242,933
Cash and cash equivalents at end of year	$297,464	$258,415	$180,745
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$12,948	$13,792	$14,904
Income taxes	27,278	20,878	17,714
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$-	$(15,000)	$-
Other real estate acquired in settlement of loans	2,417	11,355	2,695
Internally financed sales of other real estate owned and repossessed assets	675	-	24
Dividends declared	1,240	-	-

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and provides a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan, Mobile, Alabama and Pensacola, Florida markets. The Bank has a subsidiary, SF Holding 1, Inc., which has subsidiaries, SF Realty 1, Inc., SF FLA Realty, Inc. and SF GA Realty, Inc. which operate as real estate investment trusts. More details about SF Holding 1, Inc. and its subsidiaries are included in Note 10.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $36.9 million at December 31, 2014 and $24.4 million at December 31, 2013.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience a insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2014 and 2013.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2014 and 2013 were not material and have not been recorded.

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

Stock-Based Compensation

At December 31, 2014, the Company had two stock-based compensation plans for grants of equity compensation to key employees and directors. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options. The stock-based employee compensation plans are more fully described in Note 13.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $477,000, $532,000 and $454,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events that the Company’s clients and prospects are involved with.

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

In January 2014, the FASB issued ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. It permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and interim reporting periods within annual periods beginning after December 15, 2015. Early adoption is permitted and retrospective application is required for all periods presented. The Company made an investment in a limited partnership during the first quarter of 2014 which has invested in a qualified affordable housing project. The Company has made an election to account for this investment as provided for in this update, and will recognize the net investment performance of its share of the partnership as tax credits become available.

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

NOTE 2.	DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2014 and 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
December 31, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,363	$775	$-	$51,138
Mortgage-backed securities	92,439	3,095	(11)	95,523
State and municipal securities	132,780	3,211	(328)	135,663
Corporate debt	15,821	165	-	15,986
Total	$291,403	$7,246	$(339)	$298,310
Securities Held to Maturity
Mortgage-backed securities	23,804	449	(320)	23,933
State and municipal securities	5,551	490	-	6,041
Total	$29,355	$939	$(320)	$29,974

December 31, 2013
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$31,641	$674	$(41)	$32,274
Mortgage-backed securities	85,272	2,574	(98)	87,748
State and municipal securities	127,083	3,430	(682)	129,831
Corporate debt	15,738	163	(26)	15,875
Total	$259,734	$6,841	$(847)	$265,728
Securities Held to Maturity
Mortgage-backed securities	26,730	266	(1,422)	25,574
State and municipal securities	5,544	197	-	5,741
Total	$32,274	$463	$(1,422)	$31,315

All mortgage-backed debt securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2014 and 2013, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2014 and 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$16,944	$17,246	$5,659	$5,717
Due from one to five years	121,591	123,962	102,535	104,887
Due from five to ten years	60,079	61,221	65,174	66,229
Due after ten years	350	358	1,094	1,147
Mortgage-backed securities	92,439	95,523	85,272	87,748
	$291,403	$298,310	$259,734	$265,728

Debt securities held to maturity
Due from five to ten years	$298	$325	$-	$-
Due after ten years	5,253	5,716	5,544	5,741
Mortgage-backed securities	23,804	23,933	26,730	25,574
	$29,355	$29,974	$32,274	$31,315

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2014 and 2013. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014. There were no other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2014
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	(331)	17,751	(331)	17,751
State and municipal securities	(162)	19,945	(166)	10,820	(328)	30,765
Corporate debt	-	-	-	-	-	-
Total	$(162)	$19,945	$(497)	$28,571	$(659)	$48,516

December 31, 2013
U.S. Treasury and government sponsored agencies	$(41)	$5,854	$-	$-	$(41)	$5,854
Mortgage-backed securities	(852)	21,365	(668)	6,691	(1,520)	28,056
State and municipal securities	(607)	30,666	(75)	3,443	(682)	34,109
Corporate debt	(26)	5,958	-	-	(26)	5,958
Total	$(1,526)	$63,843	$(743)	$10,134	$(2,269)	$73,977

At December 31, 2014, 46 of the Company’s 707 debt securities were in an unrealized loss position for more than 12 months.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Sale proceeds	$173	$4,140	$-
Gross realized gains	$3	$131	$-
Gross realized losses	-	-	-
Net realized gain (loss)	$3	$131	$-

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2014 and 2013 was $230.6 million and $200.9 million, respectively.

Equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, (2) an investment in First National Bankers Bank stock, and (3) an investment in a Community Reinvestment Act (“CRA”)-qualified mutual fund. The amount of investment in the Federal Home Loan Bank of Atlanta stock was $3.2 million and $3.5 million at December 31, 2014 and 2013, respectively. The amount of investment in the First National Bankers Bank stock was $250,000 at December 31, 2014 and 2013. The amount of investment in the CRA-qualified mutual fund was $503,000 and $493,000 at December 31, 2014 and 2013, respectively.

NOTE 3.	LOANS

The composition of loans at December 31, 2014 and 2013 is summarized as follows:

	December 31,
	2014	2013
	(In Thousands)
Commercial, financial and agricultural	$1,495,092	$1,278,649
Real estate - construction	208,769	151,868
Real estate - mortgage:
Owner-occupied commercial	793,917	710,372
1-4 family mortgage	333,455	278,621
Other mortgage	471,363	391,396
Total real estate - mortgage	1,598,735	1,380,389
Consumer	57,262	47,962
Total Loans	3,359,858	2,858,868
Less: Allowance for loan losses	(35,629)	(30,663)
Net Loans	$3,324,229	$2,828,205

Changes in the allowance for loan losses during the years ended December 31, 2014, 2013 and 2012, respectively are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance, beginning of year	$30,663	$26,258	$22,030
Loans charged off	(5,771)	(9,012)	(5,755)
Recoveries	478	409	883
Provision for loan losses	10,259	13,008	9,100
Balance, end of year	$35,629	$30,663	$26,258

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2014 and 2013. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2014 and 2013, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Year Ended December 31, 2014
Allowance for loan losses:
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663
Charge-offs	(2,311)	(1,267)	(1,965)	(228)	(5,771)
Recoveries	48	322	74	34	478
Provision	4,766	1,262	3,938	293	10,259
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629

	December 31, 2014
Individually Evaluated for Impairment	$1,344	$1,448	$1,636	$666	$5,094
Collectively Evaluated for Impairment	14,735	4,947	10,476	377	30,535

Loans:
Ending Balance	$1,495,092	$208,769	$1,598,735	$57,262	$3,359,858
Individually Evaluated for Impairment	10,350	5,680	10,029	666	26,725
Collectively Evaluated for Impairment	1,484,742	203,089	1,588,706	56,596	3,333,133

	Year Ended December 31, 2013
Allowance for loan losses:
Balance at December 31, 2012	$11,061	$6,907	$7,964	$326	$26,258
Charge-offs	(1,932)	(4,829)	(2,041)	(210)	(9,012)
Recoveries	66	296	36	11	409
Provision	4,381	3,704	4,106	817	13,008
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663

	December 31, 2013
Individually Evaluated for Impairment	$1,992	$1,597	$1,982	$699	$6,270
Collectively Evaluated for Impairment	11,584	4,481	8,083	245	24,393

Loans:
Ending Balance	$1,278,649	$151,868	$1,380,389	$47,962	$2,858,868
Individually Evaluated for Impairment	3,827	9,238	18,202	699	31,966
Collectively Evaluated for Impairment	1,274,822	142,630	1,362,187	47,263	2,826,902

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of December 31, 2014 and 2013 were as follows:

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,459,356	$25,416	$10,320	$-	$1,495,092
Real estate - construction	197,727	5,332	5,710	-	208,769
Real estate - mortgage:
Owner-occupied commercial	784,492	6,848	2,577	-	793,917
1-4 family mortgage	326,316	4,253	2,886	-	333,455
Other mortgage	457,782	9,015	4,566	-	471,363
Total real estate mortgage	1,568,590	20,116	10,029	-	1,598,735
Consumer	56,559	37	666	-	57,262
Total	$3,282,232	$50,901	$26,725	$-	$3,359,858

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,238,109	$34,883	$5,657	$-	$1,278,649
Real estate - construction	139,239	3,392	9,237	-	151,868
Real estate - mortgage:
Owner-occupied commercial	696,687	11,545	2,140	-	710,372
1-4 family mortgage	265,019	1,253	12,349	-	278,621
Other mortgage	379,419	8,179	3,798	-	391,396
Total real estate mortgage	1,341,125	20,977	18,287	-	1,380,389
Consumer	47,243	3	716	-	47,962
Total	$2,765,716	$59,255	$33,897	$-	$2,858,868

Loans by performance status as of December 31, 2014 and 2013 are as follows:

December 31, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,493,995	$1,097	$1,495,092
Real estate - construction	203,720	5,049	208,769
Real estate - mortgage:
Owner-occupied commercial	793,234	683	793,917
1-4 family mortgage	331,859	1,596	333,455
Other mortgage	470,404	959	471,363
Total real estate mortgage	1,595,497	3,238	1,598,735
Consumer	56,596	666	57,262
Total	$3,349,808	$10,050	$3,359,858

December 31, 2013	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,276,935	$1,714	$1,278,649
Real estate - construction	148,118	3,750	151,868
Real estate - mortgage:
Owner-occupied commercial	708,937	1,435	710,372
1-4 family mortgage	276,725	1,896	278,621
Other mortgage	391,153	243	391,396
Total real estate mortgage	1,376,815	3,574	1,380,389
Consumer	47,264	698	47,962
Total	$2,849,132	$9,736	$2,858,868

Loans by past due status as of December 31, 2014 and 2013 are as follows:

December 31, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$1,388	$3,490	$925	$5,803	$172	$1,489,117	$1,495,092
Real estate - construction	-	-	-	-	5,049	203,720	208,769
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	683	793,234	793,917
1-4 family mortgage	14	-	-	14	1,596	331,845	333,455
Other mortgage	-	-	-	-	959	470,404	471,363
Total real estate - mortgage	14	-	-	14	3,238	1,595,483	1,598,735
Consumer	21	-	-	21	666	56,575	57,262
Total	$1,423	$3,490	$925	$5,838	$9,125	$3,344,895	$3,359,858

December 31, 2013	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$73	$-	$-	$73	$1,714	$1,276,862	$1,278,649
Real estate - construction	-	-	-	-	3,750	148,118	151,868
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	1,435	708,937	710,372
1-4 family mortgage	177	-	19	196	1,877	276,548	278,621
Other mortgage	-	-	-	-	243	391,153	391,396
Total real estate - mortgage	177	-	19	196	3,555	1,376,638	1,380,389
Consumer	89	97	96	282	602	47,078	47,962
Total	$339	$97	$115	$551	$9,621	$2,848,696	$2,858,868

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

The following table presents details of the Company’s impaired loans as of December 31, 2014 and 2013, respectively. Loans which have been fully charged off do not appear in the tables.

December 31, 2014
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$7,059	$7,059	$-	$7,104	$406
Real estate - construction	1,527	1,527	-	1,493	40
Real estate - mortgage:
Owner-occupied commercial	1,576	1,576	-	236	12
1-4 family mortgage	542	592	-	592	19
Other mortgage	1,944	1,944	-	2,283	142
Total real estate - mortgage	4,062	4,112	-	3,111	173
Consumer	-	-	-	-	-
Total with no allowance recorded	12,648	12,698	-	11,708	619

With an allowance recorded:
Commercial, financial and agricultural	3,291	3,291	1,344	3,262	156
Real estate - construction	4,153	4,633	1,448	4,382	19
Real estate - mortgage:
Owner-occupied commercial	1,001	1,001	160	1,140	29
1-4 family mortgage	2,344	2,344	694	2,743	56
Other mortgage	2,622	2,622	782	2,767	84
Total real estate - mortgage	5,967	5,967	1,636	6,650	169
Consumer	666	666	666	681	-
Total with allowance recorded	14,077	14,557	5,094	14,975	344

Total Impaired Loans:
Commercial, financial and agricultural	10,350	10,350	1,344	10,366	562
Real estate - construction	5,680	6,160	1,448	5,875	59
Real estate - mortgage:
Owner-occupied commercial	2,577	2,577	160	1,376	41
1-4 family mortgage	2,886	2,936	694	3,335	75
Other mortgage	4,566	4,566	782	5,050	226
Total real estate - mortgage	10,029	10,079	1,636	9,761	342
Consumer	666	666	666	681	-
Total impaired loans	$26,725	$27,255	$5,094	$26,683	$963
88

December 31, 2013
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,210	$1,210	$-	$1,196	$63
Real estate - construction	1,967	2,405	-	1,363	32
Owner-occupied commercial	577	577	-	603	32
1-4 family mortgage	1,198	1,198	-	1,200	55
Other mortgage	2,311	2,311	-	1,901	123
Total real estate - mortgage	4,086	4,086	-	3,704	210
Total with no allowance recorded	7,263	7,701	-	6,263	305

With an allowance recorded:
Commercial, financial and agricultural	2,617	2,958	1,992	2,844	98
Real estate - construction	7,271	7,750	1,597	6,564	200
Real estate - mortgage:
Owner-occupied commercial	1,509	1,509	620	1,573	38
1-4 family mortgage	11,120	11,120	1,210	10,743	342
Other mortgage	1,487	1,586	152	1,873	96
Total real estate - mortgage	14,116	14,215	1,982	14,189	476
Consumer	699	699	699	790	28
Total with allowance recorded	24,703	25,622	6,270	24,387	802

Total Impaired Loans:
Commercial, financial and agricultural	3,827	4,168	1,992	4,040	161
Real estate - construction	9,238	10,155	1,597	7,927	232
Real estate - mortgage:
Owner-occupied commercial	2,086	2,086	620	2,176	70
1-4 family mortgage	12,318	12,318	1,210	11,943	397
Other mortgage	3,798	3,897	152	3,774	219
Total real estate - mortgage	18,202	18,301	1,982	17,893	686
Consumer	699	699	699	790	28
Total impaired loans	$31,966	$33,323	$6,270	$30,650	$1,107

Troubled Debt Restructurings (“TDR”) at December 31, 2014 and 2013 totaled $9.0 million and $14.2 million, respectively. At December 31, 2014, the Company had a related allowance for loan losses of $1.0 million allocated to these TDRs, compared to $2.4 million at December 31, 2013. The Company’s TDRs for the years ended December 31, 2014 and 2013 have all resulted from term extensions rather than from interest rate reductions or debt forgiveness. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Year Ended December 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	9	$7,139	$7,139
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	1	4,449	4,449
Other mortgage	2	1,684	1,684
Total real estate mortgage	3	6,133	6,133
Consumer	-	-	-
	12	$13,272	$13,272

	Year Ended December 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial, financial and agricultural	5	$2,177	$2,177
Real estate - construction	7	1,781	1,781
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	4	10,073	10,073
Other mortgage	1	293	293
Total real estate - mortgage	5	10,366	10,366
Consumer	-	-	-
	17	$14,324	$14,324

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2014 and 2013, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Years Ended December 31,
	2014	2013
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$925	$1,067
Real estate - construction	-	1,781
Real estate - mortgage:
Owner occupied commercial	-	3,121
1-4 family mortgage	4,313	1,847
Other mortgage	-	-
Total real estate mortgage	4,313	4,968
Consumer	-	-
	$5,238	$7,816

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance, beginning of year	$13,117	$12,400
Advances	4,080	4,975
Repayments	(4,114)	(4,258)
Balance, end of year	$13,083	$13,117

NOTE 4.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Balance at beginning of year	$12,861	$9,685	$12,275
Transfers from loans and capitalized expenses	2,417	11,355	2,695
Foreclosed properties sold	(6,539)	(7,664)	(2,967)
Writedowns and partial liquidations	(1,899)	(515)	(2,318)
Balance at end of year	$6,840	$12,861	$9,685

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2014	2013
	(In Thousands)
Land and building	$1,733	$1,724
Furniture and equipment	10,240	9,579
Leasehold improvements	5,748	5,131
	17,721	16,434
Accumulated depreciation	(9,906)	(8,083)
	$7,815	$8,351

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2014, 2013 and 2012 were $1,838,000, $1,841,000 and $1,218,000, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases at December 31, 2014 are summarized as follows:

(In Thousands)
2015	$2,500
2016	2,468
2017	2,220
2018	1,973
2019	1,483
Thereafter	3,624
$14,268

For the years ended December 31, 2014, 2013 and 2012, annual rental expense on operating leases was $2,674,000, $2,488,000 and $2,195,000, respectively.

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

The Company has invested in a limited partnership for which it determined it is not the primary beneficiary, and which thus is not subject to consolidation by the Company. The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received. The amount recorded as investment in this partnership at December 31, 2014 and 2013 was $265,000 and $313,000, respectively, and is included in other assets.

The Company has invested in limited partnerships as funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended. The Company has determined that it is the primary beneficiary of the economic risks and rewards of the VIEs, and thus has consolidated these partnership assets and liabilities into its consolidated financial statements. The amount of recorded investment in these partnerships as of December 31, 2014 and 2013 was $25,460,000 and $26,005,000, respectively, of which $17,386,000 in 2014 and 2013 is included in loans of the Company. The remaining amounts are included in other assets.

NOTE 7.	DEPOSITS

Deposits at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In Thousands)
Noninterest-bearing demand	$810,460	$650,456
Interest-bearing checking	2,158,984	1,930,676
Savings	29,125	23,890
Time	205,414	218,455
Time, over $250,000	194,177	196,165
	$3,398,160	$3,019,642

The scheduled maturities of time deposits at December 31, 2014 were as follows:

(In Thousands)
2015	$218,837
2016	84,774
2017	44,360
2018	30,252
2019	17,182
2020	4,186
$399,591

At December 31, 2014 and 2013, overdraft deposits reclassified to loans were $3,544,000 and $1,602,000, respectively.

NOTE 8.	FEDERAL FUNDS PURCHASED

At December 31, 2014, the Company had $264.3 million in federal funds purchased from its respondent banks that are clients of its correspondent banking unit, compared to $174.4 million at December 31, 2013. Rates paid on these funds were between 0.25% and 0.30% as of December 31, 2014 and 2013.

At December 31, 2014, the Company had available lines of credit totaling approximately $160.0 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. Available lines with these same banks totaled approximately $130.0 million at December 31, 2013. These lines are subject to annual renewals with varying interest rates.

NOTE 9.	OTHER BORROWINGS

Other borrowings of $20.0 million are comprised of the Company’s 5.5% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012. The notes pay interest semi-annually.

NOTE 10.	SF HOLDING 1, INC., SF REALTY 1, INC., SF FLA REALTY, INC. AND SF GA REALTY, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. In September 2013, the Company formed SF FLA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In May 2014, the Company formed SF GA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. SF Realty 1, SF FLA Realty and SF GA Realty all hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank and have elected to be treated as real estate investment trusts (“REIT”) for U.S. income tax purposes. SF Holding 1, Inc., SF Realty 1, Inc., SF FLA Realty, Inc. and SF GA Realty, Inc. are all consolidated into the Company.

NOTE 11.	PARTICIPATION IN THE SMALL BUSINESS LENDING FUND OF THE U.S. TREASURY DEPARTMENT

On June 21, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 40,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $40,000,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was effective. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

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

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2014 and December 31, 2013 were not material.

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2014, the Company has two stock incentive plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $3,681,000, $1,205,000 and $1,049,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the expense for 2014 are non-routine expenses of approximately $703,000 in the first quarter of 2014 resulting from a correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and approximately $1,800,000 in the second quarter of 2014 resulting from the acceleration of vesting of stock options granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. We historically accounted for such options to advisory board members under the provisions of FASB ASC Topic 718-10, Compensation – Stock Compensation, and now have determined to recognize as an expense the fair value of these vested options in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

Stock Incentive Plans

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 1,575,000 shares of common stock. However, upon stockholder approval during 2006, the 2005 Plan was amended in order to allow the Company to grant stock options for up to 3,075,000 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the 2005 Plan. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts through 2016 and are based on continuous service during that vesting period and have a ten-year contractual term. Dividends are not paid on unexercised options and dividends are not subject to vesting. The 2005 Plan provides for accelerated vesting if there is a change in control (as defined in the 2005 Plan).

On March 23, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “2009 Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan originally permitted the grant of up to 1,275,000 shares of common stock. However, upon stockholder approval during 2014, the 2009 Plan was amended in order to allow the Company to grant stock options for up to 2,775,000 shares of common stock. The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, incentive stock options, non-qualified stock options, non-stock share equivalents, performance shares or performance units and other equity-based awards. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant.

As of December 31, 2014, there are a total of 2,019,000 shares available to be granted under the 2009 Amended and Restated Stock Incentive Plan.

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

	2014	2013	2012
Expected volatility	19.25%	18.65%	19.80%
Expected dividends	1.31%	-%	-%
Expected term (in years)	8	7	6
Risk-free rate	2.24%	1.72%	1.05%

The weighted average grant-date fair value of options granted during the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was $3.69, $3.04 and $2.20, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2014:
Outstanding at beginning of year	2,328,900	$7.69	5.5	$14,300
Granted	139,000	16.83	9.3	2,339
Exercised	(838,983)	5.92	2.5	22,679
Forfeited	(6,000)	11.92	7.9	-
Outstanding at end of year	1,622,917	$9.38	5.9	$38,256

Exercisable at December 31, 2014	591,418	$7.75	4.1	$14,901

Year Ended December 31, 2013:
Outstanding at beginning of year	2,449,500	$6.96	5.8	$9,905
Granted	180,000	12.65	9.7	213
Exercised	(282,600)	4.48	2.8	2,532
Forfeited	(18,000)	7.50	5.6	-
Outstanding at end of year	2,328,900	$7.69	5.5	$14,300

Exercisable at December 31, 2013	1,161,732	$5.40	3.2	$9,797

Year Ended December 31, 2012:
Outstanding at beginning of year	3,221,400	$6.11	6.0	$12,508
Granted	136,500	10.00	9.3	130
Exercised	(864,390)	4.24	2.4	5,846
Forfeited	(44,010)	8.18	-	-
Outstanding at end of year	2,449,500	$6.96	5.8	$9,905

Exercisable at December 31, 2012	1,238,475	$4.68	3.6	$7,831

Exercisable options at December 31, 2014 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$3.33	13,500	$3.33	0.5	$400
3.67	150,000	3.67	1.3	4,392
5.00	10,500	5.00	2.2	293
6.67	45,000	6.67	2.5	1,183
8.33	267,418	8.33	4.3	6,583
11.00	15,000	11.00	8.2	329
13.83	90,000	13.83	9.0	1,721
	591,418	7.75	4.1	14,901

As of December 31, 2014, there was $1,218,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.3 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $2,025,000, $705,000 and $404,000, respectively. The fair value of shares vested during 2014 includes the accelerated vesting of nonemployee options awarded to the Company’s advisory directors in its Mobile, Alabama and Pensacola, Florida markets.

Restricted Stock

The Company has awarded 235,500 shares of restricted stock to certain officers, of which 60,000 shares are vested. The value of restricted stock is determined to be the current value of the Company’s stock at the grant date, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2014, there was $852,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.7 years of the restricted stock’s vesting period.

Stock Warrants

In recognition of the efforts and financial risks undertaken by the organizers of ServisFirst Bank (the “Bank”) in 2005, the Bank granted warrants to organizers for 180,000 shares of Bank common stock with an exercise price of $3.333 per share. The warrants became warrants to purchase a like number of shares of the Company’s common stock upon the formation of the Company as a holding company for the Bank. 60,000 of these warrants were exercised in 2011 and the remaining 120,000 were exercised in 2012.

The Company granted warrants for 225,000 shares of common stock with an exercise price of $8.333 per share in the third quarter of 2008. These warrants were issued in connection with trust preferred securities and 13,500 of these warrants were exercised in 2012, with the remaining 211,500 warrants exercised in 2013.

The Company granted warrants for 45,000 shares of common stock with an exercise price of $8.333 per share in the second quarter of 2009. These warrants were issued in connection with the issuance of the Company’s 8.25% Subordinated Note. All of these warrants were exercised on May 14, 2014.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $811,000, $878,000 and $1,167,000 for 2014, 2013 and 2012, respectively. The Company’s board of directors approved additional discretionary matches for 2013 and 2012 based on the profits of the Company during those years. The additional matches were 1% and 4%, respectively, and amounted to $200,000 and $576,000, respectively, and are included in the expenses above.

NOTE 14.	COMMON STOCK

On May 19, 2014, the Company completed its initial public offering of 1,875,000 shares of common stock at a public offering price of $30.33 per share. The Company received net proceeds of approximately $52.1 million from the offering, after deducting the underwriting discount and offering expenses.

On June 16, 2014, the Company declared a three-for-one split of its common stock in the form of a stock dividend. On July 16, 2014, stockholders of record as of the close of business on July 9, 2014 received a distribution of two additional shares of Company common stock for each common share owned. All share and per share amounts for all periods presented are reported giving effect to this three-for-one stock split.

During 2013, the Company completed private placements of 750,000 shares of common stock. The shares were issued and sold at $13.83 per share to 110 accredited investors and 14 non-accredited investors. This sale of stock resulted in net proceeds of $10,337,000. This includes stock offering expenses of $38,000.

NOTE 15.	REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $129.1 million in dividends as of December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2014.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk Weighted Assets:
Consolidated	$458,073	13.38%	$273,943	8.00%	N/A	N/A
ServisFirst Bank	397,748	11.62%	273,939	8.00%	$342,424	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	402,471	11.75%	136,972	4.00%	N/A	N/A
ServisFirst Bank	362,119	10.58%	136,970	4.00%	205,454	6.00%
Tier I Capital to Average Assets:
Consolidated	402,471	9.91%	162,377	4.00%	N/A	N/A
ServisFirst Bank	362,119	8.92%	162,375	4.00%	202,969	5.00%

As of December 31, 2013:
Total Capital to Risk Weighted Assets:
Consolidated	$343,904	11.73%	$234,617	8.00%	N/A	N/A
ServisFirst Bank	341,256	11.64%	234,601	8.00%	$293,252	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	293,301	10.00%	117,308	4.00%	N/A	N/A
ServisFirst Bank	310,593	10.59%	117,301	4.00%	175,951	6.00%
Tier I Capital to Average Assets:
Consolidated	293,301	8.48%	138,373	4.00%	N/A	N/A
ServisFirst Bank	310,593	8.98%	138,331	4.00%	172,913	5.00%

NOTE 16.	OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Other Operating Income
(Loss) gain on sale of other real estate owned	$(413)	$(159)	$(105)
Credit card income	2,041	1,425	1,064
Other	1,006	878	744
	$2,634	$2,144	$1,703

Other Operating Expenses
Postage	$264	$195	$159
Telephone	555	465	385
Data processing	3,126	2,535	2,202
Other loan expenses	1,296	1,882	2,836
Supplies	399	380	320
Customer and public relations	959	838	791
Marketing	477	532	454
Sales and use tax	259	309	198
Donations and contributions	466	370	482
Directors fees	364	341	286
Write-down investment in tax credit partnerships	2,552	356	330
Other operational losses	575	113	22
Other	3,680	2,613	2,257
	$14,972	$10,929	$10,722

NOTE 17.	INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Current tax expense:
Federal	$25,929	$21,264	$17,993
State	693	899	1,308
Total current tax expense	26,622	22,163	19,301
Deferred tax expense (benefit):
Federal	(3,778)	(1,616)	(1,999)
State	(1,243)	(189)	(182)
Total deferred tax expense	(5,021)	(1,805)	(2,181)
Total income tax expense	$21,601	$20,358	$17,120

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2014
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$25,892	35.00%
Effect on rate of:
State income tax, net of federal tax effect	(358)	(0.49)%
Tax-exempt income, net of expenses	(1,316)	(1.78)%
Bank owned life insurance contracts	(798)	(1.08)%
Incentive stock option expense	(18)	(0.02)%
Federal tax credits	(1,659)	(2.24)%
Other	(142)	(0.19)%
Effective income tax and rate	$21,601	29.20%

	Year Ended December 31, 2013
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$21,691	35.00%
Effect on rate of:
State income tax, net of federal tax effect	462	0.75%
Tax-exempt income, net of expenses	(1,200)	(1.94)%
Bank owned life insurance contracts	(698)	(1.13)%
Incentive stock option expense	66	0.11%
Other	(37)	(0.06)%
Effective income tax and rate	$20,284	32.85%

	Year Ended December 31, 2012
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$18,047	35.00%
Effect on rate of:
State income tax, net of federal tax effect	732	1.42%
Tax-exempt income, net of expenses	(1,007)	(1.95)%
Bank owned life insurance contracts	(568)	(1.10)%
Incentive stock option expense	121	0.23%
Other	(206)	(0.40)%
Effective income tax and rate	$17,119	33.20%

The components of net deferred tax asset are as follows:

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$13,491	$11,844
Other real estate owned	1,319	1,222
Nonqualified equity awards	1,594	773
Nonaccrual interest	444	374
State tax credits	987	-
Investments	667	-
Deferred loan fees	87	-
Other deferred tax assets	117	141
Total deferred tax assets	18,706	14,354

Deferred tax liabilities:
Net unrealized gain on securities available for sale	2,418	2,102
Depreciation	421	514
Prepaid expenses	151	161
Deferred loan fees	-	83
Investments	-	229
Other deferred tax liabilities	-	247
Total deferred tax liabilities	2,990	3,336
Net deferred income tax assets	$15,716	$11,018

The Company believes its net deferred tax asset is recoverable as of December 31, 2014 based on the expectation of future taxable income and other relevant considerations.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2011 through 2014. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $6,000 and $12,000 as of January 1, 2014 and December 31, 2014, respectively. Unrecognized income tax benefits as of December 31, 2013 and December 31, 2014, that, if recognized, would impact the effective income tax rate totaled $437,000 and $804,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2014, 2013 and 2012 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2014	2013	2012
		(In Thousands)
Balance, beginning of year	$437	$161	$-
Increases related to prior year tax positions	367	276	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	161
Settlements	-	-	-
Lapse of statute	-	-	-
Balance, end of year	$804	$437	$161

NOTE 18.	COMMITMENTS AND CONTINGENCIES

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

99

	2014	2013	2012
	(In Thousands)
Commitments to extend credit	$1,156,682	$1,052,902	$824,047
Credit card arrangements	45,155	38,122	25,699
Standby letters of credit and financial guarantees	33,280	40,371	36,374
Total	$1,235,117	$1,131,395	$886,120

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

	Years Ended December 31,
	2014	2013	2012
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	23,855,001	20,607,213	17,989,311
Net income available to common stockholders	$51,946	$41,201	$34,045
Basic earnings per common share	$2.18	2.00	$1.89

Weighted average common shares outstanding	23,855,001	20,607,213	17,989,311
Dilutive effects of assumed conversions and exercise of stock options and warrants	963,220	1,198,812	2,835,945
Weighted average common and dilutive potential common shares outstanding	24,818,221	21,806,025	20,825,256
Net income available to common stockholders	$51,946	$41,201	$34,045
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	$-	$115	$569
Net income available to common stockholders, adjusted for effect of debt conversion	$51,946	$41,316	$34,614
Diluted earnings per common share	$2.09	$1.90	$1.66

NOTE 21.	RELATED PARTY TRANSACTIONS

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2014 and 2013 in the amount of $13.1 million and $13.1 million, respectively. Related party deposits totaled approximately $5.6 million and $6.2 million at December 31, 2014 and 2013, respectively.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $4,961,000 and $9,589,000 during the years ended December 31, 2014 and 2013, respectively.

Other Real Estate Owned. Other real estate owned (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Net losses on the sale and write-downs of OREO of $1,297,000 and $868,000 was recognized during the years ended December 31, 2014 and 2013, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

		Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$51,138	$-	$51,138
Mortgage-backed securities	-	95,523	-	95,523
State and municipal securities	-	135,663	-	135,663
Corporate debt	-	15,986	-	15,986
Total assets at fair value	$-	$298,310	$-	$298,310

		Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$32,274	$-	$32,274
Mortgage-backed securities	-	87,748	-	87,748
State and municipal securities	-	129,831	-	129,831
Corporate debt	-	15,875	-	15,875
Total assets at fair value	$-	$265,728	$-	$265,728

The carrying amount and estimated fair value of the Company’s financial instruments were as follows::

		Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$21,631	$21,631
Other real estate owned and repossessed assets	-	-	6,840	6,840
Total assets at fair value	-	-	$28,471	$28,471

		Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$25,696	$25,696
Other real estate owned	-	-	12,861	12,861
Total assets at fair value	$-	$-	$38,557	$38,557

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

Equity securities: Fair values for FHLB stock and FNBB stock are considered to be their cost as they are redeemed at par value. The carrying amounts of investments in CRA-qualified mutual funds approximate their fair value.

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

Federal funds purchased: The carrying amounts in the statements of condition approximate these liabilities’ fair value.

Loan commitments: The fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance-sheet financial instruments consists of non-fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and December 31, 2013 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The Company’s financial assets and financial liabilities which are carried at fair value were as follows:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$297,464	$297,464	$258,415	$258,415

Level 2 Inputs:
Debt securities available for sale	$298,310	$298,310	$265,728	$265,728
Debt securities held to maturity	29,355	29,974	32,274	31,315
Restricted equity securities	3,921	3,921	4,230	4,230
Federal funds sold	891	891	8,634	8,634
Mortgage loans held for sale	5,984	5,984	8,134	8,134
Bank owned life insurance contracts	86,288	86,288	69,008	69,008

Level 3 Inputs:
Loans, net	$3,324,229	$3,327,371	$2,828,205	$2,825,924

Financial Liabilities:
Level 2 Inputs:
Deposits	$3,398,160	$3,399,261	$3,019,642	$3,024,390
Federal funds purchased	264,315	264,315	174,380	174,380
Other borrowings	19,973	19,973	19,940	19,940

NOTE 23.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2014 and 2013 and the condensed statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012.

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$61,611	$2,562
Investment in subsidiary	366,609	314,489
Other assets	51	194
Total assets	$428,271	$317,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$19,973	$19,940
Other liabilities	1,337	113
Total liabilities	21,310	20,053
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2014 and 2013	39,958	39,958
Common stock, par value $.001 per share; 50,000,000 shares authorized; 24,801,518 shares issued and outstanding at December 31, 2014 and 22,050,036 shares issued and outstanding at December 31, 2013	25	7
Additional paid-in capital	185,397	123,325
Retained earnings	177,091	130,011
Accumulated other comprehensive income	4,490	3,891
Total stockholders' equity	406,961	297,192
Total liabilites and stockholders' equity	$428,271	$317,245

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2014	2013	2012
Income:
Dividends received from subsidiary	$12,000	$4,750	$-
Other income	-	1	41
Total income	12,000	4,751	41
Expense:
Other expenses	1,183	1,147	1,594
Total expenses	1,183	1,147	1,594
Equity in undistributed earnings of subsidiary	41,529	37,997	35,998
Net income	52,346	41,601	34,445
Dividends on preferred stock	400	400	400
Net income available to common stockholders	51,946	41,201	34,045

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2014	2013	2012
Operating activities
Net income	$52,346	$41,601	$34,445
Adjustments to reconcile net income to net cash used in operating activities:
Other	165	(224)	878
Equity in undistributed earnings of subsidiary	(41,529)	(37,997)	(35,998)
Net cash (used in) provided by operating activities	10,982	3,380	(675)
Investing activities
Investment in subsidiary	-	(10,499)	-
Net cash used in investing activities	-	(10,499)	-
Financing activities
Proceeds from other borrowings	-	-	19,917
Repayment of subordinated debentures	-	-	(15,464)
Proceeds from issuance of common stock, net	52,076	10,499	112
Dividends paid on common stock	(3,609)	(3,682)	(3,134)
Dividends paid on preferred stock	(400)	(400)	(400)
Net cash provided by financing activities	48,067	6,417	1,031
Increase (decrease) in cash and cash equivalents	59,049	(702)	356
Cash and cash equivalents at beginning of year	2,562	3,264	2,908
Cash and cash equivalents at end of year	$61,611	$2,562	$3,264

NOTE 24.	SUBSEQUENT EVENTS

On January 31, 2015, we completed the merger with Metro Bancshares, Inc. (“Metro”), which resulted in the acquisition of 100% of all the outstanding shares of Metro, including all outstanding options and warrants, for an aggregate of 636,720 shares of ServisFirst common stock and approximately $20.9 million in cash, representing aggregate consideration value of approximately $40.3 million (based on the closing price of ServisFirst Bancshares, Inc. on January 30, 2015). The acquisition of Metro represents our first strategic acquisition and our entry into the Atlanta metropolitan market. At December 31, 2014, Metro had total assets of approximately $211 million, total loans of approximately $154 million, total deposits of approximately $182 million and total stockholders’ equity of approximately $28 million. The cash portion of the merger consideration was paid from the Company’s cash on hand. Because the acquisition closed on January 31, 2015, after the end of the fiscal period covered by this Annual Report on Form 10-K, the Company’s financial information does not include any of the results of operations from Metro or its subsidiary, Metro Bank.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2014 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$34,281	$35,424	$36,857	$38,163
Interest expense	3,432	3,446	3,538	3,703
Net interest income	30,849	31,978	33,319	34,460
Provision for loan losses	2,314	2,438	2,748	2,759
Net income available to common stockholders	11,658	11,469	13,902	14,917
Net income per common share, basic	$0.53	$0.49	$0.56	$0.60
Net income per common share, diluted	$0.51	$0.46	$0.54	$0.58

	2013 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$29,165	$30,692	$32,499	$33,725
Interest expense	3,264	3,211	3,534	3,610
Net interest income	25,901	27,481	28,965	30,115
Provision for loan losses	4,284	3,334	3,034	2,356
Net income available to common stockholders	9,151	9,586	10,712	11,752
Net income per common share, basic	$0.48	$0.46	$0.51	$0.55
Net income per common share, diluted	$0.43	$0.45	$0.49	$0.53

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2014. A discussion of the change in accountants may be found in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of the Form 10-K.

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

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(b)	The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation, as amended (Restated for SEC filing purposes only) (2)

3.2	Bylaws (Restated for SEC filing purposes only) (3)

4.1	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of ServisFirst Bancshares, Inc. (4)

4.2	Form of Common Stock Certificate (5)

4.3	Revised Form of Common Stock Certificate (6)

4.4	Form of Common Stock Purchase Warrant dated September 2, 2008 (7)

4.5	Warrant to purchase share of Common Stock dated June 23, 2009 (8)

4.6	Small Business Fund - Securities Purchase Agreement dated June 21, 2011 between the Secretary of the Treasury and ServisFirst Bancshares, Inc. (9)

10.1	2005 Amended and Restated Stock Incentive Plan (10)*

10.2	Amended and Restated Change in Control Agreement with William M. Foshee dated March 5, 2014 (11)*

10.3	Amended and Restated Change in Control Agreement with Clarence C. Pouncey III dated March 5, 2014 (12)*

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (13)*

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (14)*

10.6	2009 Amended and Restated Stock Incentive Plan (15)*

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 20 to the
Consolidated Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (16)

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1) Registrant hereby incorporates by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(2) Registrant hereby incorporates by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2012.

(3) Registrant hereby incorporates by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2014.

(4) Registrant hereby incorporates by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 23, 2011.

(5) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(6) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on September 15, 2008.

(7) Registrant hereby incorporates by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on September 3, 2008.

(8) Registrant hereby incorporates by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K, filed on March 8, 2010.

(9) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 23, 2011.

(10) Registrant hereby incorporates by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(11) Registrant hereby incorporates by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K, filed on March 7, 2014.

(12) Registrant hereby incorporates by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed on March 7, 2014.

(13) Registrant hereby incorporates by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(14) Registrant hereby incorporates by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(15) Registrant hereby incorporates by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on March 18, 2014.

(16) Registrant hereby incorporates by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, filed on March 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: March 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	March 3, 2015
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	March 3, 2015
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	March 3, 2015
Stanley M. Brock

*	Director	March 3, 2015
Michael D. Fuller

*	Director	March 3, 2015
James J. Filler

*	Director	March 3, 2015
Joseph R. Cashio

*	Director	March 3, 2015
Hatton C. V. Smith

_________________

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
March 3, 2015

EXHIBIT INDEX

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

21	List of Subsidiaries
23	Consent of Dixon Hughes Goodman LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

