Form 10-Q
period 2015-03-31
ServisFirst Bancshares, Inc.
filed 2015-05-05
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

(Title of Class)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2015
Common stock, $.001 par value	25,671,110

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$63,816	$48,519
Interest-bearing balances due from depository institutions	232,627	248,054
Federal funds sold	3,236	891
Cash and cash equivalents	299,679	297,464
Available for sale debt securities, at fair value	307,379	298,310
Held to maturity debt securities (fair value of $29,886 and $29,974 at March 31, 2015 and December 31, 2014, respectively)	29,126	29,355
Equity securities	4,953	3,921
Mortgage loans held for sale	12,384	5,984
Loans	3,607,852	3,359,858
Less allowance for loan losses	(37,356)	(35,629)
Loans, net	3,570,496	3,324,229
Premises and equipment, net	16,082	7,815
Accrued interest and dividends receivable	11,991	11,214
Deferred tax assets	11,993	15,716
Other real estate owned and repossessed assets	8,638	6,840
Bank owned life insurance contracts	89,621	86,288
Goodwill and other identifiable intangible assets	18,069	-
Other assets	12,931	11,543
Total assets	$4,393,342	$4,098,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$866,743	$810,460
Interest-bearing	2,772,020	2,587,700
Total deposits	3,638,763	3,398,160
Federal funds purchased	280,900	264,315
Other borrowings	21,278	19,973
Accrued interest payable	2,605	1,940
Other liabilities	8,338	7,078
Total liabilities	3,951,884	3,691,466
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 shares authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 25,653,610 shares issued and outstanding at March 31, 2015 and 24,801,518 shares issued and outstanding at December 31, 2014	26	25
Additional paid-in capital	207,374	185,397
Retained earnings	188,507	177,091
Accumulated other comprehensive income	5,216	4,490
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	441,081	406,961
Noncontrolling interest	377	252
Total stockholders' equity	441,458	407,213
Total liabilities and stockholders' equity	$4,393,342	$4,098,679

(1) derived from audited financial statements

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$38,646	$32,252
Taxable securities	1,128	1,097
Nontaxable securities	860	871
Federal funds sold	77	42
Other interest and dividends	72	19
Total interest income	40,783	34,281
Interest expense:
Deposits	3,270	3,014
Borrowed funds	476	418
Total interest expense	3,746	3,432
Net interest income	37,037	30,849
Provision for loan losses	2,405	2,314
Net interest income after provision for loan losses	34,632	28,535
Noninterest income:
Service charges on deposit accounts	1,207	868
Mortgage banking	454	284
Securities gains	29	-
Increase in cash surrender value of life insurance	648	536
Other operating income	739	487
Total noninterest income	3,077	2,175
Noninterest expense:
Salaries and employee benefits	9,008	7,697
Equipment and occupancy expense	1,661	1,366
Professional services	568	516
FDIC and other regulatory assessments	620	517
OREO expense	214	487
Merger expense	2,096	-
Other operating expense	4,584	3,140
Total noninterest expense	18,751	13,723
Income before income taxes	18,958	16,987
Provision for income taxes	5,903	5,229
Net income	13,055	11,758
Preferred stock dividends	100	100
Net income available to common stockholders	$12,955	$11,658

Basic earnings per common share	$0.51	$0.53

Diluted earnings per common share	$0.49	$0.51

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$13,055	$11,758
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $401 and $225 for 2015 and 2014, respectively	746	418
Reclassification adjustment for net gain on sale of securities in net income, net of tax of $10	(19)	-
Other comprehensive income, net of tax	727	418
Comprehensive income	$13,782	$12,176

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends declared, $0.06 per share	-	-	-	(1,539)	-	-	(1,539)
Preferred dividends paid	-	-	-	(100)	-	-	(100)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Issue 215,500 shares of common stock upon exercise of stock options, including tax of $269	-	-	1,595	-	-	-	1,595
Excess tax benefit on vesting of stock options	-	-	726	-	-	-	726
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	301	-	-	-	301
Other comprehensive income	-	-	-	-	726	-	726
Net income	-	-	-	13,055	-	-	13,055
Balance, March 31, 2015	$39,958	$26	$207,374	$188,507	$5,216	$377	$441,458

Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Common dividends paid, $0.05 per share	-	-	-	(1,129)	-	-	(1,129)
Preferred dividends paid	-	-	-	(100)	-	-	(100)
including tax benefit of $240	-	1	2,873	-	-	-	2,874
Stock-based compensation expense	-	-	1,020	-	-	-	1,020
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Other comprehensive income	-	-	-	-	418	-	418
Net income	-	-	-	11,756	-	2	11,758
Balance, March 31, 2014	$39,958	$8	$127,218	$140,538	$4,309	$252	$312,283

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014
OPERATING ACTIVITIES
Net income	$13,055	$11,758
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	3,941	(1,142)
Provision for loan losses	2,405	2,314
Depreciation	512	497
Accretion	(295)	-
Net amortization of debt securities available for sale	634	546
(Increase) decrease in accrued interest and dividends receivable	(293)	(108)
Stock-based compensation expense	301	1,020
Increase in accrued interest payable	576	1,352
Proceeds from sale of mortgage loans held for sale	24,475	23,794
Originations of mortgage loans held for sale	(30,421)	(22,080)
Gain on sale of mortgage loans held for sale	(454)	(284)
Gain on sale of debt securities available for sale	(29)	-
Net (gain) loss on sale of other real estate owned and repossessed assets	(20)	175
Write down of other real estate owned	125	158
Increase in cash surrender value of life insurance contracts	(648)	(536)
Losses of tax credit partnerships	38	-
Excess tax benefits from the exercise and vesting of stock options	(995)	(143)
Net change in other assets, liabilities, and other operating activities	(2,024)	1,537
Net cash provided by operating activities	10,883	18,858
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(5,334)	(18,160)
Proceeds from maturities, calls and paydowns of debt securities available for sale	9,688	7,353
Proceeds from sale of debt securities available for sale	16,548	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	229	300
Increase in loans	(100,510)	(80,178)
Purchase of premises and equipment	(301)	(161)
Investment in tax credit partnerships	-	(1,530)
Purchase of equity securities	(533)	-
Proceeds from sale of other real estate owned and repossessed assets	1,928	2,776
Net cash paid in acquisition of Metro Bancshares, Inc.	(12,883)	-
Net cash used in investing activities	(91,168)	(89,600)
Increase in noninterest-bearing deposits	9,005	12,378
Increase (decrease) in interest-bearing deposits	55,844	(979)
Increase in federal funds purchased	14,410	21,382
Paydown of Federal Home Loan Bank advance	(100)	-
Proceeds from sale of preferred shares	125	250
Proceeds from exercise of stock options and warrants	2,321	2,874
Excess tax benefits from exercise of stock options and warrants	995	143
Dividends on common stock	-	(1,129)
Dividends on preferred stock	(100)	(100)
Net cash provided by (used in) financing activities	82,500	34,819

Net increase (decrease) in cash and cash equivalents	2,215	(35,923)

Cash and cash equivalents at beginning of year	297,464	258,415
Cash and cash equivalents at end of year	$299,679	$222,492

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$3,081	$2,080
Income taxes	530	1,625
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	1,202	-
Dividends declared	$1,539	$1,129
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$201,821	$-
Other intangible assets acquired	18,143	-
Fair value of liabilities assumed	(179,682)	-
Net identifiable assets acquired over liabilities assumed	$40,282	$-

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2014.

As a result of its acquisition of Metro Bancshares, Inc. (“Metro”) on January 31, 2015, the Company adopted a new critical accounting policy related to goodwill and other identifiable intangible assets during the period ended March 31, 2015 as follows:

Goodwill and Other Identifiable Intangible Assets – Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro. The core deposit intangible is being amortized over 7 years and the estimated useful life is periodically reviewed for reasonableness.

The Company tests it goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

See Note 2 – Acquisitions for a more discussion about the Metro acquisition.

All reported amounts are in thousands except share and per share data.

NOTE 2 - ACQUISITION

On January 31, 2015, the Company completed its acquisition of Metro and Metro Bank, its wholly-owned bank subsidiary, for an aggregate of $20.9 million in cash and 636,592 shares of Company common stock. The acquisition of Metro was the Company’s entrance into the greater Atlanta, Georgia area and added two banking offices.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Metro, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company.

	January 31, 2015
	As recorded by Metro	Preliminary Fair value adjustment (1)		As recorded by the Company
Assets acquired:
Cash and cash equivalents	$8,043	$-		$8,043
Debt securities	29,333	(297)	a	29,036
Equity securities	499	-		499
Loans	152,869	(3,874)	b	148,995
Allowance for loan losses	(1,621)	1,621	b	-
Premises and equipment, net	7,606	872	c	8,478
Accrued interest receivable	484	-		484
Deferred taxes	754	(145)	d	609
Other real estate owned	2,373	255	e	2,628
Bank owned life insurance contracts	2,685	-		2,685
Core deposit intangible	-	2,090	f	2,090
Other assets	364	-		364
Total assets acquired	$203,389	$522		$203,911
Liabilities assumed:
Deposits	175,236	518	g	175,754
Federal funds purchased	2,175	-		2,175
Other borrowings	1,400	(4)	h	1,396
Accrued interest payable	89	-		89
Other liabilities	268	-		268
Total liabilities assumed	$179,168	$514		$179,682
Net assets acquired	$24,221	$8		$24,229
Consideration Paid:
Cash				$(20,926)
Stock				(19,356)
Total consideration paid				$(40,282)
Goodwill				$16,053

(1)	The Company’s acquisition of Metro Bancshares, Inc. closed on January 31, 2015. Accordingly, each of the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of them in future periods based on this continuing evaluation. To the extent that any of the preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired debt securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial statement purposes and their basis for federal income tax purposes.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other real estate owned acquired.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.

g- Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.

h- Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed debt.

The estimated fair value of the purchased credit impaired loans acquired in the Metro transaction on January 31, 2015 was $5.1 million and are immaterial to the Company’s consolidated financial statements.

Pro forma financial information is not provided because such amounts are immaterial to the Company’s consolidated financial statements.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 4 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

	Three Months Ended March 31,
	2015	2014
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	25,790,198	22,199,976
Net income available to common stockholders	$12,955	$11,658
Basic earnings per common share	$0.51	$0.53

Weighted average common shares outstanding	25,790,198	22,199,976
Dilutive effects of assumed conversions and exercise of stock options and warrants	447,782	785,694
Weighted average common and dilutive potential common shares outstanding	26,237,980	22,985,670
Net income, available to common stockholders	$12,955	$11,658
Diluted earnings per common share	$0.49	$0.51

NOTE 5 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2015 and December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In Thousands)
March 31, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$54,167	$1,146	$(67)	$55,246
Mortgage-backed securities	92,880	3,452	(68)	96,264
State and municipal securities	136,465	3,538	(165)	139,838
Corporate debt	15,842	189	-	16,031
Total	$299,354	$8,325	$(300)	$307,379
Securities Held to Maturity
Mortgage-backed securities	$23,574	$470	$(200)	$23,844
State and municipal securities	5,552	490	-	6,042
Total	$29,126	$960	$(200)	$29,886

December 31, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,363	$775	$-	$51,138
Mortgage-backed securities	92,439	3,095	(11)	95,523
State and municipal securities	132,780	3,211	(328)	135,663
Corporate debt	15,821	165	-	15,986
Total	$291,403	$7,246	$(339)	$298,310
Securities Held to Maturity
Mortgage-backed securities	$23,804	$449	$(320)	$23,933
State and municipal securities	5,551	490	-	6,041
Total	$29,355	$939	$(320)	$29,974

The amortized cost and fair value of debt securities as of March 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$17,111	$17,232	$16,944	$17,246
Due from one to five years	126,487	129,405	121,591	123,962
Due from five to ten years	62,526	64,095	60,079	61,221
Due after ten years	350	383	350	358
Mortgage-backed securities	92,880	96,264	92,439	95,523
	$299,354	$307,379	$291,403	$298,310

Debt securities held to maturity
Due from five to ten years	$298	$322	$298	$325
Due after ten years	5,254	5,720	5,253	5,716
Mortgage-backed securities	23,574	23,844	23,804	23,933
	$29,126	$29,886	$29,355	$29,974

We sold 18 of the 36 debt securities acquired in the Metro transaction. The fair value of these securities was assumed to be the amount for which they were sold, and therefore no gain or loss was recognized on these sales. We sold one mortgage-backed debt security from the Company’s legacy portfolio and recognized a gain of $29,000.

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2015 and December 31, 2014, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2015, 30 of the Company’s 723 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2015
U.S. Treasury and government sponsored agencies	$(67)	$4,964	$-	$-	$(67)	$4,964
Mortgage-backed securities	(62)	6,914	(206)	14,094	(268)	21,008
State and municipal securities	(82)	13,107	(83)	6,582	(165)	19,689
Corporate debt	-	-	-	-	-	-
Total	$(211)	$24,985	$(289)	$20,676	$(500)	$45,661

December 31, 2014:
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	(331)	17,751	(331)	17,751
State and municipal securities	(162)	19,945	(166)	10,820	(328)	30,765
Corporate debt	-	-	-	-	-	-
Total	$(162)	$19,945	$(497)	$28,571	$(659)	$48,516

NOTE 6 – LOANS

The following table details the Company’s loans at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,543,531	$1,495,092
Real estate - construction	219,005	208,769
Real estate - mortgage:
Owner-occupied commercial	869,724	793,917
1-4 family mortgage	375,770	333,455
Other mortgage	545,668	471,363
Subtotal: Real estate - mortgage	1,791,162	1,598,735
Consumer	54,154	57,262
Total Loans	3,607,852	3,359,858
Less: Allowance for loan losses	(37,356)	(35,629)
Net Loans	$3,570,496	$3,324,229

Commercial, financial and agricultural	42.78%	44.50%
Real estate - construction	6.07%	6.21%
Real estate - mortgage:
Owner-occupied commercial	24.11%	23.63%
1-4 family mortgage	10.42%	9.92%
Other mortgage	15.12%	14.03%
Subtotal: Real estate - mortgage	49.65%	47.58%
Consumer	1.50%	1.71%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2015 and December 31, 2014 were as follows:

		Special
March 31, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,494,527	$25,411	$23,593	$-	$1,543,531
Real estate - construction	207,722	5,358	5,925	-	219,005
Real estate - mortgage:
Owner-occupied commercial	856,894	8,353	4,477	-	869,724
1-4 family mortgage	368,705	4,602	2,463	-	375,770
Other mortgage	532,569	8,925	4,174	-	545,668
Total real estate mortgage	1,758,168	21,880	11,114	-	1,791,162
Consumer	53,430	60	664	-	54,154
Total	$3,513,847	$52,709	$41,296	$-	$3,607,852

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,459,356	$25,416	$10,320	$-	$1,495,092
Real estate - construction	197,727	5,332	5,710	-	208,769
Real estate - mortgage:
Owner-occupied commercial	784,492	6,848	2,577	-	793,917
1-4 family mortgage	326,316	4,253	2,886	-	333,455
Other mortgage	457,782	9,015	4,566	-	471,363
Total real estate mortgage	1,568,590	20,116	10,029	-	1,598,735
Consumer	56,559	37	666	-	57,262
Total	$3,282,232	$50,901	$26,725	$-	$3,359,858

Loans by performance status as of March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,542,818	$713	$1,543,531
Real estate - construction	213,732	5,273	219,005
Real estate - mortgage:
Owner-occupied commercial	869,000	724	869,724
1-4 family mortgage	374,804	966	375,770
Other mortgage	545,094	574	545,668
Total real estate mortgage	1,788,898	2,264	1,791,162
Consumer	53,490	664	54,154
Total	$3,598,938	$8,914	$3,607,852

December 31, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,493,995	$1,097	$1,495,092
Real estate - construction	203,720	5,049	208,769
Real estate - mortgage:
Owner-occupied commercial	793,234	683	793,917
1-4 family mortgage	331,859	1,596	333,455
Other mortgage	470,404	959	471,363
Total real estate mortgage	1,595,497	3,238	1,598,735
Consumer	56,596	666	57,262
Total	$3,349,808	$10,050	$3,359,858

Loans by past due status as of March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$88	$84	$553	$725	$160	$1,542,646	$1,543,531
Real estate - construction	-	-	-	-	5,273	213,732	219,005
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	724	869,000	869,724
1-4 family mortgage	430	165	-	595	966	374,209	375,770
Other mortgage	-	-	-	-	574	545,094	545,668
Total real estate - mortgage	430	165	-	595	2,264	1,788,303	1,791,162
Consumer	31	8	-	39	664	53,451	54,154
Total	$549	$257	$553	$1,359	$8,361	$3,598,132	$3,607,852

December 31, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,388	$3,490	$925	$5,803	$172	$1,489,117	$1,495,092
Real estate - construction	-	-	-	-	5,049	203,720	208,769
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	683	793,234	793,917
1-4 family mortgage	14	-	-	14	1,596	331,845	333,455
Other mortgage	-	-	-	-	959	470,404	471,363
Total real estate - mortgage	14	-	-	14	3,238	1,595,483	1,598,735
Consumer	21	-	-	21	666	56,575	57,262
Total	$1,423	$3,490	$925	$5,838	$9,125	$3,344,895	$3,359,858

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

External Qualitative Factors. The determination of the portion of the allowance for loan losses relating to external qualitative factors is based on consideration of the following factors: gross domestic product growth rate, changes in prime rate, delinquency trends, peer delinquency trends, year over year loan growth and state unemployment rate trends. Data for the three most recent periods is utilized in the calculation for each external qualitative component. The factors have a consistent weighted methodology to calculate the amount of allowance due to external qualitative factors.

Internal Qualitative Factors. The determination of the portion of the allowance for loan losses relating to internal qualitative factors is based on the consideration of criteria which includes the following: number of extensions and deferrals, single pay and interest only loans, current financial information, credit concentrations and risk grade accuracy. A self-assessment for each of the criteria is made with a consistent weighted methodology used to calculate the amount of allowance required for internal qualitative factors.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of March 31, 2015 and December 31, 2014, and changes in the allowance for loan losses for the three months ended March 31, 2015 and March 31, 2014. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(77)	(382)	(433)	(5)	(897)
Recoveries	19	99	101	-	219
Provision	836	(223)	1,766	26	2,405
Balance at March 31, 2015	$16,857	$5,889	$13,546	$1,064	$37,356

	Three Months Ended March 31, 2014
Allowance for loan losses:
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663
Charge-offs	(1,222)	(23)	(4)	(58)	(1,307)
Recoveries	45	8	4	1	58
Provision	1,106	278	772	158	2,314
Balance at March 31, 2014	$13,505	$6,341	$10,837	$1,045	$31,728

	As of March 31, 2015
Allowance for loan losses:
Individually Evaluated for Impairment	$2,191	$1,240	$1,407	$664	$5,502
Collectively Evaluated for Impairment	14,666	4,649	12,139	400	31,854

Loans:
Ending Balance	$1,543,531	$219,005	$1,791,162	$54,154	$3,607,852
Individually Tested for Impairment	23,991	5,980	14,489	691	45,151
Collectively Evaluated for Impairment	1,519,540	213,025	1,776,673	53,463	3,562,701

	As of December 31, 2014
Allowance for loan losses:
Individually Evaluated for Impairment	$1,344	$1,448	$1,636	$666	$5,094
Collectively Evaluated for Impairment	14,735	4,947	10,476	377	30,535

Loans:
Ending Balance	$1,495,092	$208,769	$1,598,735	$57,262	$3,359,858
Individually Evaluated for Impairment	10,350	5,680	10,029	666	26,725
Collectively Evaluated for Impairment	1,484,742	203,089	1,588,706	56,596	3,333,133

The following table presents details of the Company’s impaired loans as of March 31, 2015 and December 31, 2014, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2015
				For the three months
				ended March 31, 2015
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$3,137	$3,248	$-	$3,127	$43
Real estate - construction	1,615	1,618	-	1,641	7
Real estate - mortgage:
Owner-occupied commercial	4,731	4,947	-	3,610	48
1-4 family mortgage	1,474	1,768	-	1,059	6
Other mortgage	1,981	2,154	-	1,971	33
Total real estate - mortgage	8,186	8,869	-	6,640	87
Consumer	27	33	-	18	-
Total with no allowance recorded	12,965	13,768	-	11,426	137

With an allowance recorded:
Commercial, financial and agricultural	20,854	20,854	2,191	20,705	348
Real estate - construction	4,365	4,845	1,240	4,392	-
Real estate - mortgage:
Owner-occupied commercial	3,028	3,028	237	3,040	36
1-4 family mortgage	1,082	1,082	487	1,083	11
Other mortgage	2,193	2,193	683	2,609	19
Total real estate - mortgage	6,303	6,303	1,407	6,732	66
Consumer	664	664	664	664	-
Total with allowance recorded	32,186	32,666	5,502	32,493	414

Total Impaired Loans:
Commercial, financial and agricultural	23,991	24,102	2,191	23,832	391
Real estate - construction	5,980	6,463	1,240	6,033	7
Real estate - mortgage:
Owner-occupied commercial	7,759	7,975	237	6,650	84
1-4 family mortgage	2,556	2,850	487	2,142	17
Other mortgage	4,174	4,347	683	4,580	52
Total real estate - mortgage	14,489	15,172	1,407	13,372	153
Consumer	691	697	664	682	-
Total impaired loans	$45,151	$46,434	$5,502	$43,919	$551
15

	December 31, 2014
				For the twelve months
				ended December 31, 2014
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

Troubled Debt Restructurings (“TDR”) at March 31, 2015, December 31, 2014 and March 31, 2014 totaled $8.3 million, $9.0 million and $13.5 million, respectively. At March 31, 2015, the Company had a related allowance for loan losses of $1.2 million allocated to these TDRs, compared to $1.0 million at December 31, 2014 and $2.1 million at March 31, 2014. All loans classified as TDRs were performing as agreed under the terms of their restructured plans as of March 31, 2015. There were ten TDR loans to one borrower totaling $4.1 million in payment default status as of March 31, 2014. There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2015 and 2014.

There were no TDRs which defaulted during the three months ended March 31, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2015, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $301,000 and $1,020,000 for the three months ended March 31, 2015 and 2014. During the first quarter of 2014 the Company recognized a non-routine expense of $703,000 as a result of a correction of its accounting for vested stock options previously granted to members of its advisory boards in the Dothan, Huntsville and Montgomery, Alabama markets. Such grants were historically accounted for under the provisions of Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and now have been determined to be recognized as an expense of the fair value of such grants in accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-Employees.

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

	2015	2014
Expected volatility	24.00%	19.25%
Expected dividends	0.75%	1.45%
Expected term (in years)	6 years	8 years
Risk-free rate	1.71%	2.33%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2015 and March 31, 2014 was $7.61 and $2.95, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2015 and March 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2015:
Outstanding at January 1, 2015	1,622,917	$9.38	5.9	$38,256
Granted	85,500	30.77	9.9	-
Exercised	(215,500)	6.19	3.1	5,774
Forfeited	-	-	-	-
Outstanding at March 31, 2015	1,492,917	11.06	6.3	$32,737

Exercisable at March 31, 2015	383,418	$8.64	4.5	$9,335

Three Months Ended March 31, 2014:
Outstanding at January 1, 2014	2,328,900	$7.69	5.5	$14,300
Granted	114,000	13.83	9.9	-
Exercised	(524,400)	5.21	2.8	4,523
Forfeited	-	-	-	-
Outstanding at March 31, 2014	1,918,500	8.74	6.1	$9,777

Exercisable at March 31, 2014	731,232	$5.33	3.4	$6,217

As of March 31, 2015, there was $1,700,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.2 years.

Restricted Stock

The Company has issued 239,588 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock at the time of grant, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of March 31, 2015, there was $775,000 of total unrecognized compensation expense. The expense is expected to be recognized evenly over the remaining 1.5 years of the restricted stock’s vesting period.

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2015 and December 31, 2014 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company has adopted the provisions of these amendments, and as of March 31, 2015 they have had no impact on the Company’s financial position, results of operations or disclosures.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company awarded its first performance-based stock compensation during the first quarter of 2015, and will account for such award under the provisions of this amendment.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

NOTE 11 - FAIR VALUE MEASUREMENT

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,301,000 during the three months ended March 31, 2015, and $2,235,000 during the three months ended March 31, 2014.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $105,000 was recognized during the three months ended March 31, 2015, and $306,000 during the three months ended March 31, 2014. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

Residential real estate loan foreclosures classified as OREO totaled $1,622,000 as of March 31, 2015 and $684,000 as of December 31, 2014.

One residential real estate loan with a carrying value of $610,000 is in the process of being foreclosed, but not yet included in OREO as of March 31, 2015.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$55,246	$-	$55,246
Mortgage-backed securities	-	96,264	-	96,264
State and municipal securities	-	139,838	-	139,838
Corporate debt	-	16,031	-	16,031
Total assets at fair value	$-	$307,379	$-	$307,379

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$51,138	$-	$51,138
Mortgage-backed securities	-	95,523	-	95,523
State and municipal securities	-	135,663	-	135,663
Corporate debt	-	15,986	-	15,986
Total assets at fair value	$-	$298,310	$-	$298,310

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$39,649	$39,649
Other real estate owned and repossessed assets	-	-	8,638	8,638
Total assets at fair value	$-	$-	$45,287	$45,287

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$21,631	$21,631
Other real estate owned	-	-	6,840	6,840
Total assets at fair value	$-	$-	$28,471	$28,471

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Due from banks: The carrying amounts reported in the statements of financial condition approximate those assets’ fair values.

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

Federal funds sold: The carrying amounts reported in the statements of financial condition approximate those assets’ fair values.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$296,443	$296,443	$296,573	$296,573

Level 2 inputs:
Available for sale debt securities	$307,379	$307,379	$298,310	$298,310
Held to maturity debt securities	29,126	29,886	29,355	29,974
Equity securities	4,953	4,953	3,921	3,921
Federal funds sold	3,236	3,236	891	891
Mortgage loans held for sale	12,384	12,384	5,984	5,984
Bank owned life insurance contracts	89,621	89,621	86,288	86,288

Level 3 Inputs:
Loans, net	$3,570,496	$3,573,105	$3,324,229	$3,327,371

Financial Liabilities:
Level 2 inputs:
Deposits	$3,638,763	$3,640,859	$3,398,160	$3,399,261
Federal funds purchased	280,900	280,900	264,315	264,315
Other borrowings	21,278	21,278	19,973	19,973

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2015, and events which occurred subsequent to March 31, 2015 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and March 31, 2014.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, and Alabama banking corporation, provides commercial banking services through sixteen full-service banking offices located in Alabama, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, the panhandle of Florida, as well as a loan production office in Nashville, Tennessee. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of March 31, 2015, we had consolidated total assets of $4.39 billion, up $0.29 billion, or 7.2%, from total assets at December 31, 2014. Total loans were $3.61 billion at March 31, 2015, up $0.25 billion, or 7.4%, from $3.36 billion at December 31, 2014. Total deposits were $3.64 billion at March 31, 2015, up $0.24 billion, or 7.1%, from $3.40 billion at December 31, 2014.

Net income available to common stockholders for the quarter ended March 31, 2015 was $13.0 million, an increase of $1.3 million, or 11.1%, from $11.7 million for the quarter ended March 31, 2014. Basic and diluted earnings per common share were $0.51 and $0.49, respectively, for the three months ended March 31, 2015, compared to $0.53 and $0.51, respectively, for the corresponding period in 2014. This increase in net income was primarily attributable to increased net interest income of $6.2 million resulting from a $650.1 million, or 19.4%, increase in average interest-earning assets from the quarters ended March 31, 2014 to 2015. This increase in net interest income and average interest-earning assets is further explained in “Results of Operations - Net Interest Income” following.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Financial Condition

Cash and Cash Equivalents

At March 31, 2015, we had $3.2 million in federal funds sold, compared to $0.9 million at December 31, 2014. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2015, we had $230.1 million in balances at the Federal Reserve, compared to $246.2 million at December 31, 2014.

Investment Securities

Debt securities available for sale totaled $307.4 million at March 31, 2015 and $298.3 million at December 31, 2014. Investment securities held to maturity totaled $29.1 million at March 31, 2015 and $29.4 million at December 31, 2014. We acquired 36 debt securities with an aggregate market value of $29.0 million in the Metro transaction. We subsequently sold 18 of these acquired securities for total proceeds of $14.8 million. We had pay downs of $5.4 million on mortgage-backed securities and calls and maturities of $4.3 million on municipal securities during the first three months of 2015. We bought $4.6 million in municipal securities during the first three months of 2015. All securities bought during the first three months of 2015 are classified at available for sale.

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

All securities held are traded in liquid markets. As of March 31, 2015, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $4.0 million and certain securities of First National Bankers Bank in which we invested $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2015 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $243.0 million and $224.0 million as of March 31, 2015 and December 31, 2014, respectively.

Loans

We had total loans of $3.61 billion at March 31, 2015, up of $0.25 billion, or 7.4%, compared to $3.36 billion at December 31, 2014. At March 31, 2015, the percentage of our total loans in each of our markets were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	48.51%
Huntsville, AL MSA	12.05%
Dothan, AL MSA	10.75%
Montgomery, AL MSA	9.02%
Mobile, AL MSA	4.96%
Total Alabama MSAs	85.29%
Pensacola, FL MSA	6.81%
Atlanta, GA MSA	4.13%
Nashville, TN MSA	3.67%
Charleston, SC MSA	0.10%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2015.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2015	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$16,857	42.78%
Real estate - construction	5,889	6.07%
Real estate - mortgage	13,546	49.65%
Consumer	1,064	1.50%
Total	$37,356	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2014	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$16,079	44.50%
Real estate - construction	6,395	6.21%
Real estate - mortgage	12,112	47.58%
Consumer	1,043	1.71%
Total	$35,629	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $8.9 million at March 31, 2015 compared to $10.1 million at December 31, 2014. Of this total, nonaccrual loans of $8.4 million at March 31, 2015 represented a net decrease of $0.7 million from nonaccrual loans at December 31, 2014. Nonaccrual loans at March 31, 2015 includes the addition of $1.0 million from the acquisition of Metro. There were two loans 90 or more days past due and still accruing totaling $553,000 at March 31, 2015, compared to one loan 90 or more days past due and still accruing totaling $925,000 at December 31, 2014. Troubled Debt Restructurings (“TDR”) at March 31, 2015 and December 31, 2014 were $8.3 million and $9.0 million, respectively. There were no loans newly classified as a TDR during the first quarters of 2015 and 2014.

Other real estate owned (OREO) and repossessions increased to $8.6 million at March 31, 2015, from $6.8 million at December 31, 2014. The total number of OREO and repossessed asset accounts increased to 23 at March 31, 2015, from 22 at December 31, 2014. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$6,840	$12,861
OREO acquired - Metro	2,628	-
Transfers from loans and capitalized expenses	1,203	-
Proceeds from sales	(1,928)	(2,776)
Write-downs / net loss on sales	(105)	(333)
Balance at end of period	$8,638	$9,752

The following table summarizes our nonperforming assets and TDRs at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$160	2	$172	4
Real estate - construction	5,273	11	5,049	11
Real estate - mortgage:
Owner-occupied commercial	724	2	683	2
1-4 family mortgage	966	1	1,596	3
Other mortgage	574	2	959	1
Total real estate - mortgage	2,264	5	3,238	6
Consumer	664	3	666	4
Total Nonaccrual loans:	$8,361	21	$9,125	25

90+ days past due and accruing:
Commercial, financial and agricultural	$553	2	$925	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total 90+ days past due and accruing:	$553	2	$925	1

Total Nonperforming Loans:	$8,914	23	$10,050	26

Plus: Other real estate owned and repossessions	8,638	23	6,840	22
Total Nonperforming Assets	$17,552	46	$16,890	48

Restructured accruing loans:
Commercial, financial and agricultural	$6,621	8	$6,632	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	1,659	2	1,663	2
Total real estate - mortgage	1,659	2	1,663	2
Consumer	-	-	-	-
Total restructured accruing loans:	$8,280	10	$8,295	10
Total Nonperforming assets and restructured accruing loans	$25,832	56	$25,185	58

Ratios:
Nonperforming loans to total loans	0.25%		0.30%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.49%		0.50%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.71%		0.75%

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

Impaired Loans and Allowance for Loan Losses

We have allocated approximately $16.9 million of our allowance for loan losses to commercial and industrial loans, $5.9 million to real estate construction, including acquisition and development and lot loans, $13.5 million to real estate mortgage loans and $1.1 million to consumer loans. The total resulting loan loss reserve is $37.4 million. Based upon historical performance, known factors, overall judgment, and regulatory methodologies, including consideration of the possible effect of current residential housing market defaults and business failures plaguing financial institutions in general, management believes that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

As of March 31, 2015, we had impaired loans of $45.2 million inclusive of nonaccrual loans, an increase of $18.4 million from $26.7 million as of December 31, 2014. This increase is primarily attributable to three commercial relationships totaling $15.9 million newly classified as specifically impaired as well as the addition of $5.1 million in purchased credit impaired loans from the acquisition of Metro Bancshares, Inc. during the first quarter of 2015. We allocated $5.5 million of our allowance for loan losses at March 31, 2015 to these impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $45.2 million of impaired loans reported as of March 31, 2015, $24.0 million were commercial, financial and agricultural loans, $6.0 million were real estate – construction loans, $14.5 million were real estate mortgage loans and $0.7 million were consumer loans.

Deposits

Total deposits increased by $.24 billion to $3.64 billion at March 31, 2015 compared to $3.40 billion at December 31, 2014. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income”

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $280.9 million and $264.3 million at March 31, 2015 and December 31, 2014, respectively, in federal funds purchased from respondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.28% for the quarter ended March 31, 2015. Other borrowings consist of $20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012 and $1.3 million of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2015, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $350.8 million. Additionally, the Bank had borrowing availability of approximately $160.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we will need additional capital to maintain our current growth. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2015. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$3,163,013	$-	$-	$-	$-
Certificates of deposit (2)	475,750	240,285	176,270	54,780	4,415
Federal funds purchased	280,900	280,900	-	-	-
Subordinated note payable	21,278	400	800	100	19,978
Operating lease commitments	16,213	2,848	5,365	3,985	4,015
Total	$3,957,154	$524,433	$182,435	$58,865	$28,408

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2015, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2015.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Capital to Risk-Weighted Assets:
Consolidated	$476,979	12.70%	$300,437	8.00%	N/A	N/A %
ServisFirst Bank	437,875	11.66%	300,322	8.00%	$375,403	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	419,642	11.17%	225,327	6.00%	N/A	N/A %
ServisFirst Bank	400,519	10.67%	225,242	6.00%	300,322	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)
Consolidated	379,307	10.10%	168,996	4.50%	N/A	N/A %
ServisFirst Bank	400,142	10.66%	168,931	4.50%	244,012	6.50%
Tier 1 Capital to Average Assets:
Consolidated	419,642	10.07%	166,766	4.00%	N/A	N/A
ServisFirst Bank	400,519	9.61%	166,733	4.00%	208,416	5.00%

As of December 31, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$458,073	13.38%	$273,943	8.00%	N/A	N/A %
ServisFirst Bank	397,748	11.62%	273,939	8.00%	$342,424	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	402,471	11.75%	136,972	4.00%	N/A	N/A %
ServisFirst Bank	362,119	10.58%	136,970	4.00%	205,454	6.00%
Tier 1 Capital to Average Assets:
Consolidated	402,471	9.91%	162,377	4.00%	N/A	N/A %
ServisFirst Bank	362,119	8.92%	162,375	4.00%	202,969	5.00%

As of March 31, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$359,651	11.94%	$240,885	8.00%	N/A	N/A %
ServisFirst Bank	356,178	11.83%	240,831	8.00%	$301,038	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	307,722	10.22%	120,443	4.00%	N/A	N/A %
ServisFirst Bank	324,450	10.78%	120,415	4.00%	180,623	6.00%
Tier 1 Capital to Average Assets:
Consolidated	307,722	8.81%	139,725	4.00%	N/A	N/A %
ServisFirst Bank	324,450	9.28%	139,778	4.00%	174,722	5.00%

(1) Common Equity Tier 1 Capital to Risk-Weighted Assets became effective for us on January 1, 2015

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. During the first quarter of 2015, we funded an initial reserve for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. As of March 31, 2015, we had total reserves of $0.5 million.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of less than $50,000 as of March 31, 2015 and $0.3 million as of December 31, 2014 for the settlement of any repurchase demands by investors. We had a request by an investor to repurchase a $0.3 million mortgage loan in December 2014. We anticipate refinancing the loan to recover the repurchase from the investor.

Financial instruments whose contract amounts represent credit risk at March 31, 2015 are as follows:

March 31, 2015
(In Thousands)
Commitments to extend credit	$1,267,321
Credit card arrangements	48,823
Standby letters of credit	30,528
$1,346,672

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

Results of Operations

Summary of Net Income

Net income for the three months ended March 31, 2015 was $13.1 million and net income available to common stockholders was $13.0 million compared to net income of $11.8 million and net income available to common stockholders of $11.7 million for the three months ended March 31, 2014. The increase in net income was primarily attributable to a $6.2 million increase in net interest income as a result of growth in average earning assets and a $0.9 increase in non-interest income, offset by a $5.1 million increase in non-interest expense.

Basic and diluted net income per common share were $0.51 and $0.49, respectively, for the three months ended March 31, 2015, compared to $0.53 and $0.51, respectively, for the corresponding period in 2014. Return on average assets for the three months ended March 31, 2015 was 1.26% compared to 1.35% for the corresponding period in 2014, and return on average stockholders’ equity for the three months ended March 31, 2015 was 13.55% compared to 17.83% for the corresponding period in 2014.

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

Taxable-equivalent net interest income increased $6.2 million, or 20.1%, to $37.0 million for the three months ended March 31, 2015 compared to $30.8 million for the corresponding period in 2014. This increase was primarily attributable to a $650.1 million increase in average earning assets, or 19.4%, year over year. The taxable-equivalent yield on interest-earning assets decreased 3 basis points to 4.18% for the three months ended March 31, 2015 from 4.21% for the corresponding period in 2014. The yield on loans for the three months ended March 31, 2015 was 4.47% compared to 4.52% for the corresponding period in 2014. The cost of total interest-bearing liabilities decreased to 0.52% for the three months ended March 31, 2015 from 0.55% for the corresponding period in 2014. Net interest margin for the three months ended March 31, 2015 was unchanged at 3.80% year over year.

The following table shows, for the three months ended March 31, 2015 and March 31, 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(Dollar Amounts In Thousands)

	2015			2014
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$3,492,363	$38,522	4.47%	$2,892,433	$32,257	4.52%
Tax-exempt (2)	10,180	128	5.03	14,550	120	3.34
Mortgage loans held for sale	6,884	36	2.12	4,496	31	2.80
Investment securities:
Taxable	198,104	1,128	2.28	174,842	1,096	2.54
Tax-exempt (2)	129,525	1,301	4.02	122,686	1,248	4.13
Total investment securities (3)	327,629	2,429	2.97	297,528	2,344	3.20
Federal funds sold	39,438	26	0.27	54,895	42	0.31
Equity securities	4,354	39	3.63	3,738	-	-
Interest-bearing balances with banks	119,195	83	0.28	82,279	19	0.09
Total interest-earning assets	$4,000,043	$41,263	4.18%	$3,349,919	$34,813	4.21%
Non-interest-earning assets:
Cash and due from banks	61,911			56,082
Net premises and equipment	13,847			8,724
Allowance for loan losses, accrued interest and other assets	117,612			85,533
Total assets	$4,193,413			$3,500,258

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$533,569	$353	0.26%	$478,678	$318	0.27%
Savings deposits	36,128	25	0.28	25,081	17	0.27
Money market accounts	1,618,715	1,742	0.44	1,416,645	1,557	0.45
Time deposits	446,084	1,150	1.05	412,622	1,122	1.10
Federal funds purchased	270,549	190	0.28	195,967	135	0.28
Other borrowings	20,455	285	5.65	19,945	283	5.75
Total interest-bearing liabilities	$2,925,500	$3,745	0.52	$2,548,938	$3,432	0.55
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	813,340			641,450
Other liabilities	6,745			4,724
Stockholders' equity	422,847			300,512
Unrealized gains on securities and derivatives	4,981			4,634
Total liabilities and stockholders' equity	$4,193,413			$3,500,258
Net interest spread			3.67%			3.67%
Net interest margin			3.80%			3.80%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $193,000 and $240,000 are included in interest income in 2014 and 2013, respectively.

(2) Interest income in the first quarter of 2015 includes $369,000 of accretion on acquired loan discounts.

(3) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(4) Unrealized gains of $7,663,000 and $7,137,000 are excluded from the yield calculation in 2014 and 2013, respectively.

(5) Interest expense in the first quarter of 2015 includes $63,000 of accretion on acquired CD premiums.

	For the Three Months Ended March 31,
	2015 Compared to 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$6,621	$(356)	$6,265
Tax-exempt	(43)	51	8
Mortgages held for sale	13	(8)	5
Debt securities:
Taxable	138	(106)	32
Tax-exempt	69	(16)	53
Federal funds sold	(11)	(5)	(16)
Equity securities	-	39	39
Interest-bearing balances with banks	12	52	64
Total interest-earning assets	6,799	(349)	6,450

Interest-bearing liabilities:
Interest-bearing demand deposits	36	(1)	35
Savings	8	-	8
Money market accounts	218	(33)	185
Time deposits	88	(60)	28
Federal funds purchased	52	3	55
Other borrowed funds	7	(5)	2
Total interest-bearing liabilities	409	(96)	313
Increase in net interest income	$6,390	$(253)	$6,137

We have experienced an unfavorable variance relating to the interest rate component because rates on loans have declined at a greater pace compared to deposit costs. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Our growth in loans continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2015, total loans rated Special Mention, Substandard, and Doubtful were $94.0 million, or 2.6% of total loans, compared to $77.6 million, or 2.3% of total loans, at December 31, 2014. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.4 million for the three months ended March 31, 2015, an increase of $0.1 million from $2.3 million for the three months ended March 31, 2014. Loan charge-offs during the first quarter of 2015 totaled $0.9 million, of which $0.6 million were impaired at December 31, 2014, compared to $1.3 million during the first quarter of 2014, of which $1.2 million were impaired at December 31, 2013. Nonperforming loans decreased to $8.9 million, or 0.25% of total loans, at March 31, 2015 from $10.1 million, or 0.30% of total loans, at December 31, 2014, and were also lower than $9.2 million, or 0.31% of total loans, at March 31, 2014. Impaired loans increased to $45.2 million, or 1.3% of total loans, at March 31, 2015, compared to $26.7 million, or 0.8% of total loans, at December 31, 2014. The allowance for loan losses totaled $37.4 million, or 1.04% of total loans, net of unearned income, at March 31, 2015, compared to $35.6 million, or 1.06% of loans, net of unearned income, at December 31, 2014.

Noninterest Income

Noninterest income totaled $3.1 million for the three months ended March 31, 2015, an increase of $0.9 million, or 40.9%, compared to the corresponding period in 2014. Deposit service charges increased by $0.3 million, or 39.1%, resulting from the addition of approximately 1,900 checking accounts acquired in the Metro acquisition. Mortgage banking income increased $0.2 million, or 59.9%, as a result of increases in refinancing activity. Increases in the cash surrender value of life insurance contracts resulted from added investments in contracts during the third quarter of 2014 and the addition of $2.7 million in contracts as a result of the Metro acquisition.

Noninterest Expense

Noninterest expense totaled $18.8 million for the three months ended March 31, 2015, an increase of $5.1 million, or 37.2%, compared to $13.7 million for the corresponding period in 2014. Increases in expenses primarily relate to our continued expansion, both within existing markets and into our newer markets of Atlanta, Georgia and Charleston, South Carolina.

Further details of expenses are as follows:

•	Salary and benefit expense increased $1.3 million, or 16.9%, to $9.0 million for the three months ended March 31, 2015 from $7.7 million for the corresponding period in 2014. Thirty-eight Metro employees came over as part of the acquisition on February 1, 2015, and 32 remain employed by the Company as of March, 31, 2015. Eleven new sales officers, in addition to those from Metro, were added during the first quarter of 2015. Salary and benefit expense for the first quarter of 2014 includes a non-routine expense of $703,000 resulting from a correction of our accounting for vested stock options previously granted to members of our advisory boards in our Dothan, Huntsville and Montgomery, Alabama markets.

•	Occupancy expense increased $0.3 million, or 21.4%, to $1.7 million for the three months ended March 31, 2015 from $1.4 million for the corresponding period in 2014. This increase is primarily the result of our expansion into new markets.

•	Merger expenses related to the acquisition of Metro were $2.1 million in the first quarter of 2015.

•	Other operating expenses increased $1.4 million, or 45.2%, to $4.6 million for the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily attributable to $0.5 million in expense for the initial funding of reserves for unfunded loan commitments as of March 31, 2015, consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17, $0.1 million of increased charges from the Federal Reserve Bank as part of our increased clearing services for correspondent bank clients, and $0.1 million of other operating expenses in our Atlanta region.

	Three Months Ended March 31,
	2015	2014	$ change	% change
	(Dollars In Thousands)
Non-interest income:
Service charges on deposit accounts	$1,207	$868	$339	39.1%
Mortgage banking	454	284	170	59.9%
Securities gains	29	-	29	NM
Increase in cash surrender value of life insurance	648	536	112	20.9%
Other operating income	739	487	252	51.7%
Total non-interest income	$3,077	$2,175	$902	41.5%

Non-interest expense:
Salaries and benefits	$9,008	$7,697	$1,311	17.0%
Equipment and occupancy expense	1,661	1,366	295	21.6%
Professional services	568	516	52	10.1%
FDIC and other regulatory assessments	620	517	103	19.9%
Other real estate owned expense	214	487	(273)	-56.1%
Merger expense	2,096	-	2,096	NM
Other operating expense	4,584	3,140	1,444	46.0%
Total non-interest expense	$18,751	$13,723	$5,028	36.6%

Income Tax Expense

Income tax expense was $5.9 million for the three months ended March 31, 2015 versus $5.2 million for the same period in 2014. Our effective tax rate for the three months ended March 31, 2015 was 31.14%, compared to 30.78% for the corresponding period in 2014. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2014, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2014 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2015. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: May 5, 2015	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 5, 2015	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

