Form 10-Q
period 2015-06-30
ServisFirst Bancshares, Inc.
filed 2015-08-04
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 3, 2015
Common stock, $.001 par value	25,896,198

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$49,731	$48,519
Interest-bearing balances due from depository institutions	69,104	248,054
Federal funds sold	17,622	891
Cash and cash equivalents	136,457	297,464
Available for sale debt securities, at fair value	305,985	298,310
Held to maturity debt securities (fair value of $29,348 and $29,974 at June 30, 2015 and December 31, 2014, respectively)	29,023	29,355
Restricted equity securities	4,954	3,921
Mortgage loans held for sale	11,722	5,984
Loans	3,863,734	3,359,858
Less allowance for loan losses	(40,020)	(35,629)
Loans, net	3,823,714	3,324,229
Premises and equipment, net	15,563	7,815
Accrued interest and dividends receivable	11,905	11,214
Deferred tax assets	16,637	15,716
Other real estate owned and repossessed assets	8,235	6,840
Bank owned life insurance contracts	90,281	86,288
Goodwill and other identifiable intangible assets	18,060	-
Other assets	20,003	11,543
Total assets	$4,492,539	$4,098,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$926,577	$810,460
Interest-bearing	2,802,555	2,587,700
Total deposits	3,729,132	3,398,160
Federal funds purchased	273,095	264,315
Other borrowings	21,016	19,973
Accrued interest payable	2,340	1,940
Other liabilities	12,469	7,078
Total liabilities	4,038,052	3,691,466
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, 40,000 shares issued and outstanding at June 30, 2015 and at December 31, 2014	39,958	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 25,826,198 shares issued and outstanding at June 30, 2015 and 24,801,518 shares issued and outstanding at December 31, 2014	26	25
Additional paid-in capital	209,074	185,397
Retained earnings	201,303	177,091
Accumulated other comprehensive income	3,749	4,490
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	454,110	406,961
Noncontrolling interest	377	252
Total stockholders' equity	454,487	407,213
Total liabilities and stockholders' equity	$4,492,539	4,098,679

(1) derived from audited financial statements

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$42,105	$33,250	$80,751	$65,502
Taxable securities	1,104	1,126	2,232	2,223
Nontaxable securities	874	870	1,734	1,741
Federal funds sold	24	38	101	80
Other interest and dividends	102	140	174	159
Total interest income	44,209	35,424	84,992	69,705
Interest expense:
Deposits	3,512	3,027	6,782	6,041
Borrowed funds	486	419	962	837
Total interest expense	3,998	3,446	7,744	6,878
Net interest income	40,211	31,978	77,248	62,827
Provision for loan losses	4,062	2,438	6,467	4,752
Net interest income after provision for loan losses	36,149	29,540	70,781	58,075
Noninterest income:
Service charges on deposit accounts	1,276	1,057	2,483	1,925
Mortgage banking	735	674	1,189	958
Securities gains	-	-	29	-
Increase in cash surrender value life insurance	660	546	1,308	1,082
Other operating income	834	661	1,573	1,148
Total noninterest income	3,505	2,938	6,582	5,113
Noninterest expenses:
Salaries and employee benefits	10,426	9,098	19,434	16,795
Equipment and occupancy expense	1,634	1,409	3,295	2,775
Professional services	665	532	1,233	1,048
FDIC and other regulatory assessments	626	528	1,246	1,045
OREO expense	289	298	503	785
Merger expense	-	-	2,100	-
Other operating expenses	4,573	3,552	9,153	6,692
Total noninterest expenses	18,213	15,417	36,964	29,140
Income before income taxes	21,441	17,061	40,399	34,048
Provision for income taxes	6,972	5,476	12,875	10,705
Net income	14,469	11,585	27,524	23,343
Preferred stock dividends	123	116	223	216
Net income available to common stockholders	$14,346	$11,469	$27,301	$23,127

Basic earnings per common share	$0.56	$0.49	$1.07	$1.01

Diluted earnings per common share	$0.54	$0.46	$1.04	$0.97

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$14,469	$11,585	$27,524	$23,343
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $399 and $390 for the three and six months ended June 30, 2015, respectively, and $528 and $753 for the three and six months ended June 30, 2014, respectively	(1,467)	996	(722)	1,414
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $0 and $10 for the three and six months ended June 30, 2015, respectively	-	-	(19)	-
Other comprehensive (loss) income, net of tax	(1,467)	996	(741)	1,414
Comprehensive income	$13,002	$12,581	$26,783	$24,757

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends paid, $0.06 per share	-	-	-	(1,539)	-	-	(1,539)
Common dividends declared, $0.06 per share	-	-	-	(1,550)	-	-	(1,550)
Preferred dividends paid	-	-	-	(223)	-	-	(223)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Issue 386,500 shares of common stock upon exercise of stock options	-	-	2,693	-	-	-	2,693
Excess tax benefit on exercise and vesting of stock options	-	-	1,065	-	-	-	1,065
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	564	-	-	-	564
Other comprehensive income, net of tax	-	-	-	-	(741)	-	(741)
Net income	-	-	-	27,524	-	-	27,524
Balance, June 30, 2015	$39,958	$26	$209,074	$201,303	$3,749	$377	$454,487

Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Common dividends paid, $0.05 per share	-	-	-	(1,132)	-	-	(1,132)
Common dividends declared, $0.05 per share	-	-	-	(1,237)	-	-	(1,237)
Preferred dividends paid	-	-	-	(216)	-	-	(216)
3-for-1 common stock split, in the form of a stock dividend	-	17	(17)	-	-	-	-
Issue 1,875,000 shares of common stock, net of issuance cost of $4,777	-	1	52,097	-	-	-	52,098
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 824,000 stock options and warrants, including tax benefit	-	-	5,258	-	-	-	5,258
Stock-based compensation expense	-	-	3,102	-	-	-	3,102
Other comprehensive income, net of tax	-	-	-	-	1,414	-	1,414
Net income	-	-	-	23,343	-	2	23,345
Balance, June 30, 2014	$39,958	$25	$183,765	$150,769	$5,305	$252	$380,074

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014
OPERATING ACTIVITIES
Net income	$27,524	$23,343
Adjustments to reconcile net income to net cash provided by:
Deferred tax expense (benefit)	87	(2,561)
Provision for loan losses	6,467	4,752
Depreciation	1,124	997
Accretion on acquired loans	(1,120)	-
Amortization of core deposit intangible	180	-
Net amortization of debt securities available for sale	1,214	1,115
(Increase) decrease in accrued interest and dividends receivable	(207)	576
Stock-based compensation expense	564	3,102
Increase in accrued interest payable	311	1,177
Proceeds from sale of mortgage loans held for sale	61,717	64,463
Originations of mortgage loans held for sale	(66,266)	(67,046)
Gain on sale of debt securities available for sale	(29)	-
Gain on sale of mortgage loans held for sale	(1,189)	(958)
Net loss on sale of other real estate owned	41	272
Write down of other real estate owned	188	289
Losses on tax credit partnerships	76	-
Increase in cash surrender value of life insurance contracts	(1,308)	(1,082)
Excess tax benefits from exercise of stock options and warrants	(1,065)	(355)
Net change in other assets, liabilities, and other operating activities	(4,273)	10,840
Net cash provided by operating activities	24,036	38,924
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(17,497)	(39,428)
Proceeds from sale of debt securities available for sale	16,738	-
Proceeds from maturities, calls and paydowns of debt securities available for sale	20,611	13,209
Purchase of debt securities held to maturity	(202)	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	534	1,096
Purchase of equity securities	(534)	-
Proceeds from sale of equity securities	-	320
Increase in loans	(357,687)	(197,422)
Purchase of premises and equipment	(441)	(391)
Expenditures to complete construction of other real estate owned	(91)	-
Proceeds from sale of other real estate owned and repossessed assets	2,665	5,431
Net cash paid in acquisition of Metro Bancshares, Inc.	(12,883)	(1,530)
Net cash used in investing activities	(348,787)	(218,715)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	68,839	78,707
Net increase in interest-bearing deposits	86,379	59,293
Net increase in federal funds purchased	6,605	6,690
Repayment of Federal Home Loan Bank advances	(200)	-
Proceeds from sale of common stock, net	-	52,098
Proceeds from sale of preferred stock, net	125	250
Proceeds from exercise of stock options and warrants	2,693	5,258
Excess tax benefits from exercise of stock options and warrants	1,065	355
Dividends paid on common stock	(1,539)	(1,132)
Dividends paid on preferred stock	(223)	(216)
Net cash provided by financing activities	163,744	201,303
Net increase in cash and cash equivalents	(161,007)	21,512
Cash and cash equivalents at beginning of year	297,464	258,415
Cash and cash equivalents at end of year	$136,457	$279,927
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$7,344	$5,701
Income taxes	14,855	6,993
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,850	$-
Internally financed sales of other real estate owned	-	130
Dividends declared	1,550	1,237
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$201,821	$-
Other intangible assets acquired	18,143	-
Fair value of liabilities assumed	(179,682)	-
Total merger consideration	40,282	-

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

As a result of its acquisition of Metro Bancshares, Inc. (“Metro”) on January 31, 2015, the Company adopted a new critical accounting policy related to goodwill and other identifiable intangible assets during the first quarter of 2015 as follows:

Goodwill and Other Identifiable Intangible Assets – Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro. The core deposit intangible is being amortized over 7 years and the estimated useful life is periodically reviewed for reasonableness.

The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

	January 31, 2015
	As recorded by Metro	Preliminary Fair value adjustment (1)		As recorded by the Company
	(In Thousands)
Assets acquired:
Cash and cash equivalents	$8,043	$-		$8,043
Debt securities	29,333	(164	)a	29,169
Equity securities	499	-		499
Loans	152,869	(3,874	)b	148,995
Allowance for loan losses	(1,621)	1,621	b	-
Premises and equipment, net	7,606	831	c	8,437
Accrued interest receivable	484	-		484
Deferred taxes	754	(54	)d	700
Other real estate owned	2,373	(25	)e	2,348
Bank owned life insurance contracts	2,685	-		2,685
Core deposit intangible	-	2,090	f	2,090
Other assets	364	-		364
Total assets acquired	$203,389	$425		$203,814
Liabilities assumed:
Deposits	$175,236	$518	g	$175,754
Federal funds purchased	2,175	-		2,175
Other borrowings	1,400	(4	)h	1,396
Accrued interest payable	89	-		89
Other liabilities	268	-		268
Total liabilities assumed	$179,168	$514		$179,682
Net assets acquired	$24,221	$(89)		$24,132
Consideration Paid:
Cash				$(20,926)
Stock				(19,356)
Total consideration paid				(40,282)
Goodwill				$16,150

(1)	The Company’s acquisition of Metro Bancshares, Inc. closed on January 31, 2015. Accordingly, each of the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of them in future periods based on this continuing evaluation. During the second quarter of 2015, the fair value of other real estate owned was adjusted down by $280,000 to reflect the price received in an unsolicited offer to buy the property by a third party. During the second quarter of 2015, premises and equipment was written down by $41,000 to reflect the price received from a third party buyer of a piece of unimproved land held by the Company. To the extent that any of the preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired debt securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial statement purposes and their basis for federal income tax purposes.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other real estate owned acquired.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed debt.

The estimated fair value of the purchased credit impaired loans acquired in the Metro transaction on January 31, 2015 was $5.1 million, which amount is immaterial to the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	25,715,654	23,627,898	25,507,396	22,917,881
Net income available to common stockholders	$14,346	$11,469	$27,301	$23,127
Basic earnings per common share	$0.56	$0.49	$1.07	$1.01

Weighted average common shares outstanding	25,715,654	23,627,898	25,507,396	22,917,881
Dilutive effects of assumed conversions and exercise of stock options and warrants	710,382	1,195,693	825,131	991,827
Weighted average common and dilutive potential common shares outstanding	26,426,036	24,823,591	26,332,527	23,909,708
Net income available to common stockholders	$14,346	$11,469	$27,301	$23,127
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	-	-	-	-
Net income available to common stockholders, adjusted for effect of debt conversion	$14,346	$11,469	$27,301	$23,127
Diluted earnings per common share	$0.54	$0.46	$1.04	$0.97

NOTE 5 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,720	$817	$(165)	$51,372
Mortgage-backed securities	90,713	2,524	(173)	93,064
State and municipal securities	142,923	2,882	(270)	145,535
Corporate debt	15,863	151	-	16,014
Total	300,219	6,374	(608)	305,985
Securities Held to Maturity
Mortgage-backed securities	23,266	399	(455)	23,210
State and municipal securities	5,757	392	(11)	6,138
Total	$29,023	$791	$(466)	$29,348

December 31, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,363	$775	$-	$51,138
Mortgage-backed securities	92,439	3,095	(11)	95,523
State and municipal securities	132,780	3,211	(328)	135,663
Corporate debt	15,821	165	-	15,986
Total	291,403	7,246	(339)	298,310
Securities Held to Maturity
Mortgage-backed securities	23,804	449	(320)	23,933
State and municipal securities	5,551	490	-	6,041
Total	$29,355	$939	$(320)	$29,974

The amortized cost and fair value of debt securities as of June 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Less than one year	$20,112	$20,295	$16,944	$17,246
One year to five years	138,653	141,104	121,591	123,962
Five years to ten years	50,391	51,144	60,079	61,221
More than ten years	350	378	350	358
Mortgage-backed securities	90,713	93,064	92,439	95,523
	$300,219	$305,985	$291,403	$298,310

Debt securities held to maturity
Due from five to ten years	$626	$647	$298	$325
Due after ten years	5,131	5,491	5,253	5,716
Mortgage-backed securities	23,266	23,210	23,804	23,933
	$29,023	$29,348	$29,355	$29,974

The Company sold 18 of the 36 debt securities acquired in the Metro transaction in the period just following the acquisition closing date to align maturity structure. The fair value of these securities was assumed to be the amount for which they were sold, and therefore no gain or loss was recognized on these sales. The Company sold one mortgage-backed debt security from its legacy portfolio during the first quarter of 2015 and recognized a gain of $29,000.

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2015 and December 31, 2014, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2015, 29 of the Company’s 752 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2015
U.S. Treasury and government sponsored agencies	$(165)	$4,864	$-	$-	$(165)	$4,864
Mortgage-backed securities	(174)	16,009	(454)	13,676	(628)	29,685
State and municipal securities	(199)	30,042	(82)	6,052	(281)	36,094
Corporate debt	-	-	-	-	-	-
Total	$(538)	$50,915	$(536)	$19,728	$(1,074)	$70,643

December 31, 2014
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	(331)	17,751	(331)	17,751
State and municipal securities	(162)	19,945	(166)	10,820	(328)	30,765
Corporate debt	-	-	-	-	-	-
Total	$(162)	$19,945	$(497)	$28,571	$(659)	$48,516
11

NOTE 6 – LOANS

The following table details the Company’s loans at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,630,134	$1,495,092
Real estate - construction	219,607	208,769
Real estate - mortgage:
Owner-occupied commercial	930,719	793,917
1-4 family mortgage	392,245	333,455
Other mortgage	627,099	471,363
Subtotal: Real estate - mortgage	1,950,063	1,598,735
Consumer	63,930	57,262
Total Loans	3,863,734	3,359,858
Less: Allowance for loan losses	(40,020)	(35,629)
Net Loans	$3,823,714	$3,324,229

Commercial, financial and agricultural	42.19%	44.50%
Real estate - construction	5.68%	6.21%
Real estate - mortgage:
Owner-occupied commercial	24.09%	23.63%
1-4 family mortgage	10.15%	9.92%
Other mortgage	16.23%	14.03%
Subtotal: Real estate - mortgage	50.47%	47.58%
Consumer	1.66%	1.71%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2015 and December 31, 2014 were as follows:

		Special
June 30, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,566,548	$37,582	$26,004	$-	$1,630,134
Real estate - construction	208,726	5,148	5,733	-	219,607
Real estate - mortgage:
Owner-occupied commercial	909,165	18,050	3,504	-	930,719
1-4 family mortgage	387,048	1,848	3,349	-	392,245
Other mortgage	613,360	8,798	4,941	-	627,099
Total real estate mortgage	1,909,573	28,696	11,794	-	1,950,063
Consumer	63,229	37	664	-	63,930
Total	$3,748,076	$71,463	$44,195	$-	$3,863,734

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,459,356	$25,416	$10,320	$-	$1,495,092
Real estate - construction	197,727	5,332	5,710	-	208,769
Real estate - mortgage:
Owner-occupied commercial	784,492	6,848	2,577	-	793,917
1-4 family mortgage	326,316	4,253	2,886	-	333,455
Other mortgage	457,782	9,015	4,566	-	471,363
Total real estate mortgage	1,568,590	20,116	10,029	-	1,598,735
Consumer	56,559	37	666	-	57,262
Total	$3,282,232	$50,901	$26,725	$-	$3,359,858

Loans by performance status as of June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,629,272	$862	$1,630,134
Real estate - construction	214,523	5,084	219,607
Real estate - mortgage:
Owner-occupied commercial	930,643	76	930,719
1-4 family mortgage	390,831	1,414	392,245
Other mortgage	626,535	564	627,099
Total real estate mortgage	1,948,009	2,054	1,950,063
Consumer	63,266	664	63,930
Total	$3,855,070	$8,664	$3,863,734

December 31, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,493,995	$1,097	$1,495,092
Real estate - construction	203,720	5,049	208,769
Real estate - mortgage:
Owner-occupied commercial	793,234	683	793,917
1-4 family mortgage	331,859	1,596	333,455
Other mortgage	470,404	959	471,363
Total real estate mortgage	1,595,497	3,238	1,598,735
Consumer	56,596	666	57,262
Total	$3,349,808	$10,050	$3,359,858
14

Loans by past due status as of June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$3,488	$238	$-	$3,726	$862	$1,625,546	$1,630,134
Real estate - construction	-	-	-	-	5,084	214,523	219,607
Real estate - mortgage:
Owner-occupied commercial	405	-	-	405	76	930,238	930,719
1-4 family mortgage	-	156	470	626	944	390,675	392,245
Other mortgage	-	449	-	449	564	626,086	627,099
Total real estate - mortgage	405	605	470	1,480	1,584	1,946,999	1,950,063
Consumer	18	2	-	20	664	63,246	63,930
Total	$3,911	$845	$470	$5,226	$8,194	$3,850,314	$3,863,734

December 31, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,388	$3,490	$925	$5,803	$172	$1,489,117	$1,495,092
Real estate - construction	-	-	-	-	5,049	203,720	208,769
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	683	793,234	793,917
1-4 family mortgage	14	-	-	14	1,596	331,845	333,455
Other mortgage	-	-	-	-	959	470,404	471,363
Total real estate - mortgage	14	-	-	14	3,238	1,595,483	1,598,735
Consumer	21	-	-	21	666	56,575	57,262
Total	$1,423	$3,490	$925	$5,838	$9,125	$3,344,895	$3,359,858

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of June 30, 2015 and December 31, 2014. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended June 30, 2015
Allowance for loan losses:
Balance at March 31, 2015	$16,857	$5,889	$13,546	$1,064	$37,356
Charge-offs	(1,151)	(93)	(208)	(19)	(1,471)
Recoveries	6	65	2	-	73
Provision	3,340	(187)	831	78	4,062
Balance at June 30, 2015	$19,052	$5,674	$14,171	$1,123	$40,020

	Three Months Ended June 30, 2014
Allowance for loan losses:
Balance at March 31, 2014	$13,505	$6,341	$10,837	$1,045	$31,728
Charge-offs	(142)	(325)	(890)	(18)	(1,375)
Recoveries	1	180	10	2	193
Provision	273	538	1,566	61	2,438
Balance at June 30, 2014	$13,637	$6,734	$11,523	$1,090	$32,984

	Six Months Ended June 30, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(1,228)	(475)	(641)	(24)	(2,368)
Recoveries	25	164	103	-	292
Provision	4,176	(410)	2,597	104	6,467
Balance at June 30, 2015	$19,052	$5,674	$14,171	$1,123	$40,020

	Six Months Ended June 30, 2014
Allowance for loan losses:
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663
Charge-offs	(1,364)	(348)	(894)	(76)	(2,682)
Recoveries	46	188	14	3	251
Provision	1,379	816	2,338	219	4,752
Balance at June 30, 2014	$13,637	$6,734	$11,523	$1,090	$32,984

	As of June 30, 2015
Allowance for loan losses:
Individually Evaluated for Impairment	3,235	1,233	1,252	664	6,384
Collectively Evaluated for Impairment	15,817	4,441	12,919	459	33,636

Loans:
Ending Balance	$1,630,134	$219,607	$1,950,063	$63,930	$3,863,734
Individually Evaluated for Impairment	26,030	5,788	14,564	685	47,067
Collectively Evaluated for Impairment	1,604,104	213,819	1,935,499	63,245	3,816,667

	As of December 31, 2014
Allowance for loan losses:
Individually Evaluated for Impairment	1,344	1,448	1,636	666	5,094
Collectively Evaluated for Impairment	14,735	4,947	10,476	377	30,535

Loans:
Ending Balance	$1,495,092	$208,769	$1,598,735	$57,262	$3,359,858
Individually Evaluated for Impairment	10,350	5,680	10,029	666	26,725
Collectively Evaluated for Impairment	1,484,742	203,089	1,588,706	56,596	3,333,133

The following table presents details of the Company’s impaired loans as of June 30, 2015 and December 31, 2014, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2015			2015		2015
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$3,315	$3,323	$-	$3,313	$45	$3,376	$63
Real estate - construction	1,450	1,452	-	1,453	7	1,480	15
Real estate - mortgage:
Owner-occupied commercial	4,127	4,285	-	4,127	23	4,133	59
1-4 family mortgage	2,362	2,650	-	2,367	18	2,354	38
Other mortgage	2,606	2,779	-	2,651	41	2,644	83
Total real estate - mortgage	9,095	9,714	-	9,145	82	9,131	180
Consumer	21	26	-	21	-	22	-
Total with no allowance recorded	13,881	14,515	-	13,932	134	14,009	258

With an allowance recorded:
Commercial, financial and agricultural	22,715	22,715	3,235	22,739	365	22,707	657
Real estate - construction	4,338	4,338	1,233	4,811	-	4,603	-
Real estate - mortgage:
Owner-occupied commercial	2,054	2,054	105	2,059	31	2,067	62
1-4 family mortgage	1,080	1,080	448	1,082	11	1,082	22
Other mortgage	2,335	2,328	699	2,335	20	2,542	40
Total real estate - mortgage	5,469	5,462	1,252	5,476	62	5,691	124
Consumer	664	664	664	664	-	664	5
Total with allowance recorded	33,186	33,179	6,384	33,690	427	33,665	786

Total Impaired Loans:
Commercial, financial and agricultural	26,030	26,038	3,235	26,052	410	26,083	720
Real estate - construction	5,788	5,790	1,233	6,264	7	6,083	15
Real estate - mortgage:
Owner-occupied commercial	6,181	6,339	105	6,186	54	6,200	121
1-4 family mortgage	3,442	3,730	448	3,449	29	3,436	60
Other mortgage	4,941	5,107	699	4,986	61	5,186	123
Total real estate - mortgage	14,564	15,176	1,252	14,621	144	14,822	304
Consumer	685	690	664	685	-	686	5
Total impaired loans	$47,067	$47,694	$6,384	$47,622	$561	$47,674	$1,044

December 31, 2014

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$7,059	$7,059	$-	$7,104	$406
Real estate - construction	1,527	1,527	-	1,493	40
Real estate - mortgage:
Owner-occupied commercial	1,576	1,576	-	236	12
1-4 family mortgage	542	592	-	592	19
Other mortgage	1,944	1,944	-	2,283	142
Total real estate - mortgage	4,062	4,112	-	3,111	173
Consumer	-	-	-	-	-
Total with no allowance recorded	12,648	12,698	-	11,708	619

With an allowance recorded:
Commercial, financial and agricultural	3,291	3,291	1,344	3,262	156
Real estate - construction	4,153	4,633	1,448	4,382	19
Real estate - mortgage:
Owner-occupied commercial	1,001	1,001	160	1,140	29
1-4 family mortgage	2,344	2,344	694	2,743	56
Other mortgage	2,622	2,622	782	2,767	84
Total real estate - mortgage	5,967	5,967	1,636	6,650	169
Consumer	666	666	666	681	-
Total with allowance recorded	14,077	14,557	5,094	14,975	344

Total Impaired Loans:
Commercial, financial and agricultural	10,350	10,350	1,344	10,366	562
Real estate - construction	5,680	6,160	1,448	5,875	59
Real estate - mortgage:
Owner-occupied commercial	2,577	2,577	160	1,376	41
1-4 family mortgage	2,886	2,936	694	3,335	75
Other mortgage	4,566	4,566	782	5,050	226
Total real estate - mortgage	10,029	10,079	1,636	9,761	342
Consumer	666	666	666	681	-
Total impaired loans	$26,725	$27,255	$5,094	$26,683	$963

Troubled Debt Restructurings (“TDR”) at June 30, 2015, December 31, 2014 and June 30, 2014 totaled $8.3 million, $ 9.0 million and $9.2 million, respectively. At June 30, 2015, the Company had a related allowance for loan losses of $1.2 million allocated to these TDRs, compared to $1.0 million at December 31, 2014 and $2.2 million at June 30, 2014. All loans classified as TDRs were performing as agreed under the terms of their restructured plans as of June 30, 2015. There were seven TDR loans to one borrower totaling $2.2 million in payment default status as of June 30, 2014. There were no modifications made to new TDRs or renewals of existing TDRs for the three and six months ended June 30, 2015. TDR activity by portfolio segment for the three and six months ended June 30, 2014 is presented in the table below.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$499	$499	1	$499	$499
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	1	1,409	1,409	1	1,409	1,409
Total real estate mortgage	1	1,409	1,409	1	1,409	1,409
Consumer	-	-	-	-	-	-
	2	$1,908	$1,908	2	$1,908	$1,908

There were no TDRs which defaulted during the three and six months ended June 30, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2015, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $263,000 and $564,000 for the three and six months ended June 30, 2015 and $2.1 million and $3.1 million for the three and six months ended June 30, 2014. The Company recorded a non-routine expense of $703,000 for the first quarter of 2014 resulting from the correction of its accounting for vested stock options previously granted to members of its advisory boards, and recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of all stock options granted to members of its advisory boards. Such stock options were historically accounted for under the provisions of Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and now have been determined to be recorded as an expense at the fair value of such options in accordance with the provisions of ASC 505-50, Equity-based Payments to Non-employees.

The Company’s 2005 Amended and Restated Stock Option Plan allows for the grant of stock options to purchase up to 3,075,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 2,775,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Performance Shares or Performance Units. In April 2014, the Company’s stockholders approved the amendment of the 2009 Plan to allow for an additional 1,500,000 shares, as adjusted. Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2015	2014
Expected volatility	24.00%	19.25%
Expected dividends	0.71%	1.45%
Expected term (in years)	6.25	7.75
Risk-free rate	1.85%	2.33%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2015 and June 30, 2014 was $8.37 and $2.95, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2015 and June 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2015:
Outstanding at January 1, 2015	1,622,917	$9.38	5.9	$38,256
Granted	160,000	33.16	9.7	-
Exercised	(386,500)	6.97	3.2	12,875
Forfeited	(7,500)	10.00	6.8	207
Outstanding at June 30, 2015	1,388,917	12.51	6.5	$34,425

Exercisable at June 30, 2015	272,418	$9.02	4.8	$7,779

Six Months Ended June 30, 2014:
Outstanding at January 1, 2014	2,328,900	$7.69	5.5	$14,300
Granted	114,000	13.83	9.6	-
Exercised	(779,400)	5.63	2.8	18,069
Forfeited	-	-	-	-
Outstanding at June 30, 2014	1,663,500	9.08	6.3	$32,818

Exercisable at June 30, 2014	506,232	$5.24	3.4	$11,931

As of June 30, 2015, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.8 years.

Restricted Stock

The Company has issued 232,088 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2015, there was $695,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.2 years of the restricted stock’s vesting period. During the second quarter of 2015, 7,500 shares of restricted stock were forfeited by one recipient upon his termination from the Company.

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2015 and December 31, 2014 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. It permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial investment in proportion to the tax credits and other tax benefits received, and then recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company made an investment in a limited partnership during the first quarter of 2014 which has invested in a qualified affordable housing project. The Company has made an election to account for this investment as provided for in this update.

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company has adopted the provisions of these amendments, and as of June 30, 2015 they have had an immaterial impact on the Company’s financial reporting.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,335,000 and $3,636,000 during the three and six months ended June 30, 2015, respectively, and $1,321,000 and $3,556,000 during the three and six months ended June 30, 2014, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $124,000 and $229,000 was recognized for the three and six months ended June 30, 2015, respectively, and $226,000 and $561,000 for the three and six months ended June 30, 2014, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

Residential real estate loan foreclosures classified as OREO totaled $1,693,000 as of June 30, 2015 and $684,000 as of December 31, 2014.

No residential real estate loans were in the process of being foreclosed as of June 30, 2015.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$51,372	$-	$51,372
Mortgage-backed securities	-	93,064	-	93,064
State and municipal securities	-	145,535	-	145,535
Corporate debt	-	16,014	-	16,014
Total assets at fair value	$-	$305,985	$-	$305,985

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$51,138	$-	$51,138
Mortgage-backed securities	-	95,523	-	95,523
State and municipal securities	-	135,663	-	135,663
Corporate debt	-	15,986	-	15,986
Total assets at fair value	$-	$298,310	$-	$298,310

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$40,683	$40,683
Other real estate owned and repossessed assets	-	-	8,235	8,235
Total assets at fair value	$-	$-	$48,918	$48,918

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$21,631	$21,631
Other real estate owned and repossessed assets	-	-	6,840	6,840
Total assets at fair value	$-	$-	$28,471	$28,471

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

Mortgage loans held for sale: Loans are committed to be delivered to investors on a “best efforts delivery” basis within 30 days or origination. Due to this short turn-around time, the carrying amounts of the Company’s agreements approximate their fair values.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$118,835	$118,835	$296,573	$296,573

Level 2 inputs:
Available for sale debt securities	305,985	305,985	298,310	298,310
Held to maturity debt securities	29,023	29,348	29,355	29,974
Restricted equity securities	4,954	4,954	3,921	3,921
Federal funds sold	17,622	17,622	891	891
Mortgage loans held for sale	11,722	11,722	5,984	5,984
Bank owned life insurance contracts	90,281	90,281	86,288	86,288

Level 3 inputs:
Loans, net	3,823,714	3,826,879	3,324,229	3,327,371

Financial liabilities:
Level 2 inputs:
Deposits	$3,729,132	$3,729,793	$3,398,160	$3,399,261
Federal funds purchased	273,095	273,095	264,315	264,315
Other borrowings	21,016	21,016	19,973	19,973

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2015, and events which occurred subsequent to June 30, 2015 but were not recognized in the financial statements.

On July 15, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) for a private placement of $34.75 million in aggregate principal amount of 5.00% Subordinated Notes due July 15, 2025 (the “Notes”). The Notes were sold to accredited investors. The Notes are subordinate and junior in right of payment to the claims of all general creditors of the Company and are intended to qualify as Tier 2 Capital. Interest on the Notes will accrue from July 15, 2015, and the Company will pay interest semi-annually on June 30th and December 31st each year, beginning December 31, 2015, until the Notes mature. The Notes may not be prepaid by the Company prior to July 15, 2020.

The Company intends to use the net proceeds from the issuance of the Notes to redeem its Senior Non-Cumulative Perpetual Preferred Stock, Series A, issued June 21, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and June 30, 2014.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through sixteen full-service banking offices located in Alabama, Georgia, South Carolina and the panhandle of Florida, as well as a loan production office in Nashville, Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of June 30, 2015, we had consolidated total assets of $4.5 billion, an increase of $0.4 billion, or 9.8%, from $4.1 billion at December 31, 2014. Total loans were $3.9 billion at June 30, 2015, up $0.5 billion, or 14.7%, from $3.4 billion at December 31, 2014. Total deposits were $3.7 billion at June 30, 2015, an increase of $0.3 billion, or 8.8%, from $3.4 billion at December 31, 2014.

Net income available to common stockholders for the three months ended June 30, 2015 was $14.3 million, an increase of $2.8 million, or 24.3%, from $11.5 million for the corresponding period in 2014. Basic and diluted earnings per common share were $0.56 and $0.54, respectively, for the three months ended June 30, 2015, compared to $0.49 and $0.46, respectively, for the corresponding period in 2014.

Net income available to common stockholders for the six months ended June 30, 2015 was $27.3 million, an increase of $4.2 million, or 18.2%, from $23.1 million for the corresponding period in 2014. Basic and diluted earnings per common share were $1.07 and $1.04, respectively, for the six months ended June 30, 2015, compared to $1.01 and $0.97, respectively, for the corresponding period in 2014.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As discussed in Note 1 – General in this Form 10-Q, we adopted a new critical accounting policy related to goodwill and other identifiable intangible assets during the first quarter of 2015 as a result of our acquisition of Metro Bancshares, Inc.

Financial Condition

Cash and Cash Equivalents

At June 30, 2015, we had $17.6 million in federal funds sold, compared to $0.9 million at December 31, 2014. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2015, we had $66.5 million in balances at the Federal Reserve, compared to $246.2 million at December 31, 2014. Our balance at the Federal Reserve Bank historically decreases over the course of the first half of the year and then increases during the second half due to anticipated annual fluctuations in our depositors’ balances.

Debt Securities

Debt securities available for sale totaled $306.0 million at June 30, 2015 and $298.3 million at December 31, 2014. Debt securities held to maturity totaled $29.0 million at June 30, 2015 and $29.4 million at December 31, 2014. We acquired 36 debt securities with an aggregate market value of $29.0 million in the Metro transaction. We subsequently sold 18 of these acquired securities for total proceeds of $14.8 million. We had pay downs of $11.5 million on mortgage-backed securities and maturities and calls of $9.2 million in government agency and municipal securities during the six months ended June 30, 2015. We bought $2.8 million in mortgage-backed securities in the second quarter of 2015 and $14.1 million in municipal securities in the first half of 2015. One of the municipal securities bought is classified as held to maturity. All other securities bought are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2015 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of June 30, 2015, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $4.0 million and certain securities of First National Bankers Bank in which we invested $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All tax-exempt securities currently held are issued by government issuers within the State of Alabama. All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2015 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $249.8 million and $224.0 million as of June 30, 2015 and December 31, 2014, respectively.

Loans

We had total loans of $3.9 billion at June 30, 2015, an increase of $0.5 billion, or 14.7%, compared to $3.4 billion at December 31, 2014. At June 30, 2015, the percentage of our loans in each of our markets were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	47.0%
Huntsville, AL MSA	11.7%
Dothan, AL MSA	10.9%
Montgomery, AL MSA	8.8%
Mobile, AL MSA	4.9%
Total Alabama MSAs	83.3%
Pensacola, FL MSA	7.0%
Nashville, TN MSA	5.3%
Atlanta, GA MSA	3.7%
Charleston, SC MSA	0.7%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2015.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
June 30, 2015	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$19,052	42.19%
Real estate - construction	5,674	5.68%
Real estate - mortgage	14,171	50.47%
Consumer	1,123	1.66%
Total	$40,020	100.00%

		Percentage of loans
		in each category
December 31, 2014	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$16,079	44.50%
Real estate - construction	6,395	6.21%
Real estate - mortgage	12,112	47.58%
Consumer	1,043	1.71%
Total	$35,629	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $8.7 million at June 30, 2015, compared to $10.1 million at December 31, 2014. Of this total, nonaccrual loans of $8.2 million at June 30, 2015 represented a net decrease of $0.9 million from nonaccrual loans at December 31, 2014. There were two loans 90 or more days past due and still accruing totaling $470,000 at June 30, 2015, compared to one loan 90 or more days past due and still accruing totaling $925,000, at December 31, 2014. Troubled Debt Restructurings (“TDR”) at June 30, 2015 and December 31, 2014 were $8.3 million and $9.0 million, respectively. There are no loans newly classified as a TDR or renewals of existing TDRs during the first two quarters of 2015. During the second quarter of 2014, one loan totaling $1.4 million was newly classified as a TDR and one loan totaling $499,000 was a renewal of an existing TDR.

OREO and repossessed assets increased to $8.2 million at June 30, 2015, from $6.8 million at December 31, 2014. The total number of OREO and repossessed asset accounts was 22 at each of June 30, 2015 and December 31, 2014. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$6,840	$12,861
OREO acquired - Metro	2,348	-
Transfers from loans and capitalized expenses	1,941	-
Proceeds from sales	(2,665)	(5,431)
Internally financed sales	-	(130)
Write-downs / net loss on sales	(229)	(561)
Balance at end of period	$8,235	$6,739

The following table summarizes our nonperforming assets and TDRs at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$862	8	$172	4
Real estate - construction	5,084	9	5,049	11
Real estate - mortgage:
Owner-occupied commercial	76	1	683	2
1-4 family mortgage	944	1	1,596	3
Other mortgage	564	2	959	1
Total real estate - mortgage	1,584	4	3,238	6
Consumer	664	3	666	4
Total Nonaccrual loans:	$8,194	24	$9,125	25

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$925	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	470	2	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	470	2	-	-
Consumer	-	-	-	-
Total 90+ days past due and accruing:	$470	2	$925	1

Total Nonperforming Loans:	$8,664	26	$10,050	26

Plus: Other real estate owned and repossessions	8,235	22	6,840	22
Total Nonperforming Assets	$16,899	48	$16,890	48

Restructured accruing loans:
Commercial, financial and agricultural	$6,621	8	$6,632	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	1,658	2	1,663	2
Total real estate - mortgage	1,658	2	1,663	2
Consumer	-	-	-	-
Total restructured accruing loans:	$8,279	10	$8,295	10

Total Nonperforming assets and restructured accruing loans	$25,178	58	$25,185	58

Ratios:
Nonperforming loans to total loans	0.22%		0.30%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.44%		0.50%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.65%		0.75%

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

Impaired Loans and Allowance for Loan Losses

As of June 30, 2015, we had impaired loans of $47.1 million, inclusive of nonaccrual loans, an increase of $20.4 million from $26.7 million as of December 31, 2014. This increase is primarily attributable to three commercial relationships totaling $17.7 million newly classified as specifically impaired during 2015 as well as purchased credit impaired loans totaling $4.0 million as of June 30, 2015. We allocated $6.4 million of our allowance for loan losses at June 30, 2015 to these impaired loans, an increase of $1.3 million compared to $5.1 million as of December 31, 2014. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $47.1 million of impaired loans reported as of June 30, 2015, $26.0 million were commercial and industrial loans, $5.8 million were real estate construction loans, $14.6 million were real estate mortgage loans and $0.7 million were consumer loans.

Deposits

Total deposits increased $0.3 billion, or 8.8%, to $3.7 billion at June 30, 2015 compared to $3.4 billion at December 31, 2014. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased, subordinated notes payable and Federal Home Loan Bank advances. We had $273.1 million and $264.3 million at June 30, 2015 and December 31, 2014, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.29% for the quarter ended June 30, 2015. Other borrowings consist of $20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012 and $1.2 million of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2015, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $228.9 million. Additionally, the Bank had additional borrowing availability of approximately $180.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We added a new line for $20.0 million during the second quarter of 2015. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2015. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$3,247,471	$-	$-	$-	$-
Certificates of deposit (2)	481,661	263,282	161,289	52,330	4,760
Federal funds purchased	273,095	273,095	-	-	-
Subordinated debentures	21,016	400	800	-	19,816
Operating lease commitments	15,643	2,918	5,255	3,721	3,749
Total	$4,038,886	$539,695	$167,344	$56,051	$28,325

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of June 30, 2015, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2015.

As more fully described in Note 12 – Subsequent Events, We issued subordinated notes payable in the aggregate amount of $34.75 million on July 15, 2015. The notes are intended to qualify as Tier 2 Capital. We plan to use the proceeds from the issuance of the notes to redeem our Senior Non-Cumulative Perpetual Preferred Stock, Series A, issued to the United States Department of the Treasury on June 21, 2011.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2015, December 31, 2014 and June 30, 2014:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015:
Total Capital to Risk-Weighted Assets:
Consolidated	$493,909	12.04%	$328,243	8.00%	N/A	N/A
ServisFirst Bank	446,699	10.89%	328,122	8.00%	$410,153	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	434,070	10.58%	246,182	6.00%	N/A	N/A
ServisFirst Bank	406,679	9.92%	246,092	6.00%	328,122	8.00%
Tier 1 Capital to Average Assets:
Consolidated	434,070	9.88	175,725	4.00	N/A	N/A
ServisFirst Bank	406,679	9.26	175,683	4.00	219,604	5.00
Common Equity Tier 1 Capital to Risk-Weighted Assets (1):
Consolidated	393,735	9.60%	184,637	4.50%	N/A	N/A
ServisFirst Bank	406,302	9.91%	184,569	4.50%	266,599	6.50%

As of December 31, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$458,073	13.38%	$273,943	8.00%	N/A	N/A
ServisFirst Bank	397,748	11.62%	273,939	8.00%	$342,424	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	402,471	11.75%	136,972	4.00%	N/A	N/A
ServisFirst Bank	362,119	10.58%	136,970	4.00%	205,454	6.00%
Tier 1 Capital to Average Assets:
Consolidated	402,471	9.91%	162,377	4.00%	N/A	N/A
ServisFirst Bank	362,119	8.92%	162,375	4.00%	202,969	5.00%

As of June 30, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$427,458	13.74%	$248,911	8.00%	N/A	N/A
ServisFirst Bank	373,795	12.01%	248,886	8.00%	$311,108	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	374,517	12.04%	124,456	4.00%	N/A	N/A
ServisFirst Bank	340,811	10.95%	124,443	4.00%	186,665	6.00%
Tier 1 Capital to Average Assets:
Consolidated	374,517	10.32%	124,456	4.00%	N/A	N/A
ServisFirst Bank	340,811	9.39%	145,201	4.00%	181,501	5.00%

(1) Common Equity Tier 1 Capital to Risk-Weighted Assets became effective for us on January 1, 2015.

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. During the first quarter of 2015, we funded an initial reserve for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. As of June 30, 2015, we had total reserves of $500,000.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $61,000 as of June 30, 2015 and $31,000 as of December 31, 2014 for the settlement of any repurchase demands by investors. In December 2014 we repurchased one loan with a principal balance of $292,000 from an investor due to a loan-to-value (“LTV”) exception. We currently hold this loan and anticipate re-selling it later in 2015 when its LTV is acceptable. The proceeds from such sale will be posted back into the reserve.

Financial instruments whose contract amounts represent credit risk at June 30, 2015 are as follows:

June 30, 2015
(In Thousands)
Commitments to extend credit	$1,318,154
Credit card arrangements	51,697
Standby letters of credit	33,414
$1,403,265

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

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2015 was $14.5 million compared to net income of $11.6 million for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $27.5 million compared to net income of $23.3 million for the six months ended June 30, 2014. Core net income for the six months ended June 30, 2015 was $29.1 million compared to core net income for the six months ended June 30, 2014 of $24.7 million. Core net income excludes the impact of non-routine expenses during the comparative periods, as more fully discussed in “Noninterest Expense” below. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below. The increase in net income for the three months ended June 30, 2015 compared to 2014 was primarily the result of an $8.2 million increase in net interest income as a result of growth in average earning assets, offset by a $1.7 million increase in provision for loan losses and $2.8 million increase in noninterest expense. The increase in net income for the six months ended June 30, 2015 compared to 2014 was primarily the result of an $14.4 million increase in net interest income as a result of growth in average earning assets, offset by a $1.7 million increase in provision for loan losses and $7.9 million increase in noninterest expense.

Basic and diluted net income per common share were $0.56 and $0.54, respectively, for the three months ended June 30, 2015, compared to $0.49 and $0.46, respectively, for the corresponding period in 2014. Basic and diluted net income per common share were $1.07 and $1.04, respectively, for the six months ended June 30, 2015, compared to $1.01 and $0.97, respectively, for the corresponding period in 2014. Core basic and diluted earnings per share were $1.14 and $1.10, respectively, for the six months ended June 30, 2015 compared to $1.08 and $1.03, respectively, for the corresponding period in 2014. Return on average assets for the three and six months ended June 30, 2015 was 1.31% and 1.29%, respectively, compared to 1.28% and 1.32%, respectively, for the corresponding periods in 2014. Core return on average assets for the six months ended June 30, 2015 was 1.37% compared to 1.41% for the corresponding period in 2014. Return on average common stockholders’ equity for the three and six months ended June 30, 2015 was 14.06% and 13.81% compared to 15.03% and 15.61%, respectively, for the corresponding periods in 2014. Core return on average common stockholders’ equity for the six months ended June 30, 2015 was 14.70% compared to 16.70% for the corresponding period in 2014.

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

Taxable-equivalent net interest income increased $8.3 million, or 25.6%, to $40.7 million for the three months ended June 30, 2015 compared to $32.4 million for the corresponding period in 2014, and increased $14.5 million, or 22.8%, to $78.2 million for the six months ended June 30, 2015 compared to $63.7 million for the corresponding period in 2014. This increase was primarily attributable to growth in average earning assets, which increased $0.7 billion, or 20.0%, from the second quarter of 2014 to the second quarter of 2015, and $0.7 billion, or 20.6%, from the six months ended June 30, 2014 to the same period in 2015. The taxable-equivalent yield on interest-earning assets increased to 4.26% for the three months ended June 30, 2015 from 4.13% for the corresponding period in 2014, and increased to 4.22% for the six months ended June 30, 2015 from 4.17% for the corresponding period in 2014. The yield on loans for the three months ended June 30, 2015 was 4.51% compared to 4.46% for the corresponding period in 2014, and 4.49% compared to 4.48% for the six months ended June 30, 2015 and June 30, 2014, respectively. Discount accretion on loans acquired in the Metro acquisition in February of 2015 contributed $751,000 and $1,120,000, respectively, for the three and six months ended June 30, 2015. Loan fees included in the yield calculation increased to $292,000 for the three months ended June 30, 2015 from $220,000 for the corresponding period in 2014, and increased to $510,000 for the six months ended June 30, 2015 from $460,000 for the corresponding period in 2014. The cost of total interest-bearing liabilities was unchanged at 0.53% for the three months ended June 30, 2015 compared to corresponding period in 2014, and decreased to 0.52% for the six months ended June 30, 2015 from 0.54% for the corresponding period in 2014. Net interest margin for the three months ended June 30, 2015 was 3.88% compared to 3.74% for the corresponding period in 2014, and 3.84% for the six months ended June 30, 2015 compared to 3.76% for the corresponding period in 2014.

The following tables show, for the three and six months ended June 30, 2015 and June 30, 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30, 2015 and 2014

(Dollar Amounts In Thousands)

	2015			2014
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$3,731,699	$41,949	4.51%	$2,978,631	$33,095	4.46%
Tax-exempt (2)	10,005	125	5.00	15,803	128	3.24
Mortgage loans held for sale	12,718	70	2.21	8,048	65	3.24
Investment securities:
Taxable	193,848	1,105	2.28	188,148	1,127	2.40
Tax-exempt (2)	136,104	1,337	3.93	123,897	1,269	4.10
Total investment securities (3)	329,952	2,442	2.96	312,045	2,396	3.08
Federal funds sold	26,638	24	0.36	41,388	38	0.37
Restricted equity securities	4,953	39	3.16	3,446	65	7.57
Interest-bearing balances with banks	97,482	62	0.26	121,532	75	0.25
Total interest-earning assets	$4,213,447	$44,711	4.26%	$3,480,893	$35,862	4.13%
Non-interest-earning assets:
Cash and due from banks	58,347			57,387
Net fixed assets and equipment	16,323			8,377
Allowance for loan losses, accrued interest and other assets	129,233			88,849
Total assets	$4,417,350			3,635,506

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$579,650	$397	0.27%	$482,115	$320	0.27%
Savings deposits	37,697	26	0.28	25,406	18	0.28
Money market accounts	1,653,708	1,837	0.45	1,472,346	1,607	0.44
Time deposits	480,140	1,252	1.05	402,613	1,083	1.08
Federal funds purchased	275,888	200	0.29	195,809	136	0.28
Other borrowings	21,238	286	5.40	19,953	283	5.69
Total interest-bearing liabilities	$3,048,321	$3,998	0.53%	$2,598,242	$3,447	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	908,020			675,098
Other liabilities	11,793			15,908
Stockholders' equity	444,302			341,371
Unrealized gains on securities and derivatives	4,914			4,888
Total liabilities and stockholders' equity	$4,417,350			$3,635,507
Net interest spread			3.73%			3.60%
Net interest margin			3.88%			3.74%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $292,000 and $220,000 are included in interest income in 2015 and 2014, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $7,009,000 and $7,519,000 are excluded from the yield calculation in 2015 and 2014, respectively.

	For the Three Months Ended June 30,
	2015 Compared to 2014
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$8,461	$393	$8,854
Tax-exempt	(57)	54	(3)
Mortgages held for sale	30	(25)	5
Debt securities:
Taxable	33	(55)	(22)
Tax-exempt	121	(53)	68
Total debt securities	154	(108)	46
Federal funds sold	(13)	(1)	(14)
Restricted equity securities	21	(47)	(26)
Interest-bearing balances with banks	(15)	2	(13)
Total interest-earning assets	8,581	268	8,849

Interest-bearing liabilities:
Interest-bearing demand deposits	67	10	77
Savings	8	-	8
Money market accounts	201	29	230
Time deposits	203	(34)	169
Federal funds purchased	58	6	64
Other borrowed funds	17	(14)	3
Total interest-bearing liabilities	554	(3)	551
Increase in net interest income	$8,027	$271	$8,298

We also have experienced a favorable variance relating to the interest rate component because rates on earning assets advanced by 13 basis points while the cost of interest-bearing liabilities remained the same. Growth in noninterest-bearing deposits has also contributed to the growth in net interest income. Our growth in loans continues to drive favorable volume component change and overall change.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30, 2015 and 2014

(Dollar Amounts In Thousands)

	2015			2014
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$3,612,691	$80,472	4.49%	$2,935,770	$65,231	4.48%
Tax-exempt (2)	10,092	252	4.99	15,180	248	3.27
Mortgage loans held for sale	9,817	106	2.18	6,282	95	3.05
Investment securities:
Taxable	195,678	2,231	2.28	181,532	2,223	2.45
Tax-exempt (2)	133,068	2,638	3.96	123,295	2,526	4.10
Total investment securities (3)	328,746	4,869	2.96	304,827	4,749	3.14
Federal funds sold	33,003	49	0.30	48,104	85	0.36
Restricted equity securities	4,638	74	3.22	3,591	65	3.65
Interest-bearing balances with banks	109,881	152	0.28	102,014	89	0.18
Total interest-earning assets	$4,108,868	$85,974	4.22%	$3,415,768	$70,562	4.17%
Non-interest-earning assets:
Cash and due from banks	58,762			56,738
Net fixed assets and equipment	15,091			8,549
Allowance for loan losses, accrued interest and other assets	125,057			87,111
Total assets	$4,307,778			$3,568,166

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$566,682	$762	0.27%	$480,406	$638	0.27%
Savings deposits	36,917	52	0.28	25,245	35	0.28
Money market accounts	1,636,426	3,619	0.45	1,444,649	3,164	0.44
Time deposits	463,206	2,349	1.02	407,590	2,205	1.09
Federal funds purchased	273,233	391	0.29	195,888	270	0.28
Other borrowings	21,050	571	5.47	19,949	566	5.72
Total interest-bearing liabilities	$2,997,514	$7,744	0.52%	$2,573,727	$6,878	0.54%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	860,908			657,641
Other liabilites	10,720			10,982
Stockholders' equity	433,633			321,054
Unrealized gains on securities and derivatives	5,003			4,762
Total liabilities and stockholders' equity	$4,307,778			$3,568,166
Net interest spread			3.70%			3.63%
Net interest margin			3.84%			3.76%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $510,000 and $460,000 are included in interest income in 2015 and 2014, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $6,993,000 and $7,329,000 are excluded from the yield calculation in 2015 and 2014, respectively.

	For the Six Months Ended June 30,
	2015 Compared to 2014
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$15,078	$163	$15,241
Tax-exempt	(100)	104	4
Mortgages held for sale	43	(32)	11
Debt securities:
Taxable	167	(159)	8
Tax-exempt	196	(84)	112
Total debt securities	363	(243)	120
Federal funds sold	(24)	(12)	(36)
Restricted equity securities	18	(9)	9
Interest-bearing balances with banks	7	56	63
Total interest-earning assets	15,385	27	15,412

Interest-bearing liabilities:
Interest-bearing demand deposits	116	8	124
Savings	16	1	17
Money market accounts	424	31	455
Time deposits	288	(144)	144
Federal funds purchased	111	10	121
Other borrowed funds	30	(25)	5
Total interest-bearing liabilities	985	(119)	866
Increase in net interest income	$14,400	$146	$14,546

Our growth in loans continues to drive favorable volume component change and overall change. We also experienced a modest favorable rate component change during the six months ended June 30, 2015 as the average rate on interest-bearing assets advanced 5 basis points while the cost of interest-bearing liabilities fell by 2 basis points.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2015, total loans rated Special Mention, Substandard, and Doubtful were $115.7 million, or 3.0% of total loans, compared to $77.6 million, or 2.3% of total loans, at December 31, 2014. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.1 million for the three months ended June 30, 2015, an increase of $1.7 million from $2.4 million for the three months ended June 30, 2014, and was $6.5 million for the six months ended June 30, 2015, a $1.7 million increase, compared to $4.8 million for the six months ended June 30, 2014. The increase in provision for loan losses for the three and six month periods ended June 30, 2015 is primarily attributable to loan growth. Nonperforming loans decreased to $8.7 million, or 0.22% of total loans, at June 30, 2015 from $10.1 million, or 0.30% of total loans, at December 31, 2014, and were also lower than $13.2 million, or 0.43% of total loans, at June 30, 2014. Impaired loans increased to $47.1 million, or 1.22% of total loans, at June 30, 2015, compared to $27.6 million, or 0.82% of total loans, at December 31, 2014. The allowance for loan losses totaled $40.0 million, or 1.04% of total loans, net of unearned income, at June 30, 2015, compared to $35.6 million, or 1.06% of loans, net of unearned income, at December 31, 2014. Accounting requirements for the first quarter 2015 acquisition of Metro has affected the comparability of the allowance as a percentage of loans. Excluding former Metro loans recorded at acquisition date fair value, the allowance for loan losses approximates 1.09% of all other loans.

Non-interest Income

Non-interest income totaled $3.5 million for the three months ended June 30, 2015, an increase of $0.6 million, or 19.3%, compared to the corresponding period in 2014, and totaled $6.6 million for the six months ended June 30, 2015, an increase of $1.5 million, or 28.7%, compared to the corresponding period in 2014. Service charges on deposit accounts increased to $1.3 million for the three months ended June 30, 2015 compared to $1.1 million for the same period in 2014, and increased to $2.5 million for the six months ended June 30, 2015 compared to $1.9 million for the same period in 2014. This increase was primarily the result of increases in monthly service charges and various transaction fees on many of our business account types that became effective in May 2014. Income from credit cards increased to $0.6 million for the three months ended June 30, 2015 from $0.5 million for the same period in 2014, and increased to $1.0 million for the six months ended June 30, 2015 compared to $0.9 million for the same period in 2014, which primarily resulted in the increase in other operating income. Increases in the cash surrender value of bank-owned life insurance contracts increased by $0.1 million and $0.2 million during the three and six month periods ended June 30, 2015 compared to the same periods in 2014, a result of the purchase of additional life insurance contracts in September 2014, and $2.7 million in contracts acquired in the Metro transaction. Income from mortgage banking for the six months ended June 30, 2015 was $1.2 million, up from $1.0 million for the same period in 2014. Improvements in home sales in our markets have resulted in an increase in purchase-money originations. We sold one debt security during the first quarter of 2015 with a small gain.

Non-interest Expense

Non-interest expense totaled $18.2 million for the three months ended June 30, 2015, an increase of $2.8 million, or 18.1%, compared to $15.4 million for the same period in 2014, and totaled $37.0 million for the six months ended June 30, 2015, an increase of $7.8 million, or 26.8%, compared to $29.1 million for the same period in 2014.

Details of expenses are as follows:

•	Salary and benefit expense increased $1.3 million, or 14.6%, to $10.4 million for the three months ended June 30, 2015 from $9.1 million for the same period in 2014, and increased $2.6 million, or 15.7%, to $19.4 million for the six months ended June 30, 2015 from $16.8 million for the same period in 2014. Salary and benefit expense for the second quarter of 2014 included a non-routine expense of $1.8 million resulting from the accelerated vesting of stock options previously granted to members of our advisory boards in our markets. Excluding this non-routine expense, salary and benefit expense increased $3.1 million, or 42.5% for the three months ended June 30, 2015 over the corresponding period in 2014. This increase is primarily the result of employees of Metro Bank coming on board in February 2015 and new employee hires in our newer markets of Nashville, Tennessee and Charleston, South Carolina. Additionally, incentive accruals increased $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014. During the first quarter of each year we typically reverse any over-accrual of incentive from the prior year. Such reversals were approximately $0.6 million in 2015 and 2014. We had 371 full-time equivalent employees at June 30, 2015 compared to 280 at June 30, 2014, a 32.5% increase.

•	Equipment and occupancy expense increased $0.2 million, or 16.0%, to $1.6 million for the three months ended June 30, 2015 from $1.4 million for the corresponding period in 2014, and increased $0.5 million, or 18.7%, to $3.3 million from $2.8 million for the six months ended June 30, 2015 compared to the corresponding period in 2014. These increases are attributable to our continued expansion into new markets and the Metro transaction.

•	Merger expenses related to the acquisition of Metro during the first half of 2015 were $2.1 million.

•	Other operating expenses increased $1.0 million to $4.6 million for the three months ended June 30, 2015 compared to the same period in 2014, and increased $2.5 million to $9.2 million for the six months ended June 30, 2015 compared to the same period in 2014. Increases in Federal Reserve Bank service charges of $0.1 million and $0.3 million for the three and six months ended June 30, 2015 when compared to the corresponding periods in 2014 are the result of increased clearing services for correspondent bank clients. We also incurred a non-routine expense of $0.5 million during the first quarter of 2015 to fund a reserve for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. Expenses relating to our growth in loans and expansion into new markets also contributed to the increased other operating expenses in the 2015 periods.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2015 compared to the same periods in 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ change	% change	2015	2014	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,276	$1,057	$219	20.7%	$2,483	$1,925	$558	29.0%
Mortgage banking	735	674	61	9.1%	1,189	958	231	24.1%
Securities gains	-	-	-	NM	29	-	29	NM %
Increase in cash surrender value life insurance	660	546	114	20.9%	1,308	1,082	226	20.9%
Other operating income	834	661	173	26.2%	1,573	1,148	425	37.0%
Total non-interest income	$3,505	$2,938	$567	19.3%	$6,582	$5,113	$1,469	28.7%

Non-interest expense:
Salaries and employee benefits	$10,426	$9,098	$1,328	14.6%	$19,434	$16,795	$2,639	15.7%
Equipment and occupancy expense	1,634	1,409	225	16.0%	3,295	2,775	520	18.7%
Professional services	665	532	133	25.0%	1,233	1,048	185	17.7%
FDIC and other regulatory assessments	626	528	98	18.6%	1,246	1,045	201	19.2%
OREO expense	289	298	(9)	(3.0)%	503	785	(282)	(35.9)%
Merger expense	4	-	4	NM %	2,100	-	2,100	NM %
Other operating expense	4,569	3,552	1,017	28.6%	9,153	6,692	2,461	36.8%
Total non-interest expense	$18,213	$15,417	$2,796	18.1%	$36,964	$29,140	$7,824	26.8%

Income Tax Expense

Income tax expense was $7.0 million for the three months ended June 30, 2015 compared to $5.5 million for the same period in 2014, and was $12.9 million for the six months ended June 30, 2015 compared to $10.7 million for the same period in 2014. Our effective tax rate for the three and six months ended June 30, 2015 was 32.5% and 31.9%, respectively, compared to 32.1% and 31.4%, respectively, for the corresponding periods in 2014. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

As discussed in more detail in the section titled “Non-interest Expense,” we recorded the following non-routine expenses during the comparative periods included in this quarterly report on Form 10-Q:

•	$0.7 million during the first quarter of 2014 resulting from a correction of our accounting for vested stock options previously granted to members of our advisory boards in our Dothan, Huntsville and Montgomery, Alabama markets;
•	$1.8 million during the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets.
•	$2.1 million of merger expense during the first quarter of 2015 resulting from our acquisition of Metro Bancshares, Inc.

•	$0.5 million during the first quarter of 2015 resulting from the initial funding of a reserve for unfunded loan commitments consistent with guidance provided by the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

The non-GAAP financial measures included in this quarterly report on Form 10-Q are “core net income,” “core net income available to common stockholders,” “core basic earnings per share,” “core diluted earnings per share,” “core return on average assets” and “core return on average common stockholders’ equity.” Each of these six core financial measures excludes the impact of the non-routine expenses attributable to the correction of our accounting for stock options and related acceleration of vesting of such stock options.

“Core net income” is defined as net income, adjusted by the net effect of the non-routine expense.

“Core net income available to common stockholders” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense.

“Core basic earnings per share” is defined as net income available to common stockholders, adjusted by the net effect of the non-routine expense, divided by weighted average shares outstanding.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the six months ended June 30, 2015. Dollars are in thousands, except share and per share data.

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Provision for income taxes - GAAP	$5,476	$12,875	$10,705
Adjustments:
Adjustment for non-routine expense	619	830	865
Core provision for income taxes	$6,095	$13,705	$11,570

Return on average assets - GAAP	1.28%	1.29%	1.32%
Net income - GAAP	$11,585	$27,524	$23,343
Adjustments:
Adjustment for non-routine expense	1,155	1,767	1,612
Core net income	$12,740	$29,291	$24,955
Average assets	$3,635,506	$4,307,778	$3,568,159
Core return on average assets	1.41%	1.37%	1.41%

Return on average common stockholders' equity	15.67%	13.81%	15.61%
Net income available to common stockholders - GAAP	$11,469	$27,301	$23,127
Adjustments:
Adjustment for non-routine expense	1,155	1,767	1,612
Core net income available to common stockholders	$12,624	$29,068	$24,739
Average common stockholders' equity	$306,050	$398,678	$298,713
Core return on average common stockholders' equity	16.54%	14.70%	16.70%

Earnings per share - GAAP	$0.49	$0.56	$1.01
Weighted average shares outstanding, diluted	23,627,898	25,715,654	22,917,881
Core diluted earnings per share	$0.53	$1.13	$1.08

Diluted earnings per share - GAAP	$0.46	$1.04	$0.97
Weighted average shares outstanding, diluted	24,823,591	26,332,527	23,909,707
Core diluted earnings per share	$0.51	$1.10	$1.03

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2014, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2014 as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2015. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2014, the Company’s registration statement on Form S-1 (File No. 333-193401), which related to the Company’s initial public offering, was declared effective by the SEC. Under that registration statement, we registered and sold an aggregate of 1,875,000 shares of common stock at a price to the public of $30.333 per share, generating gross offering proceeds of approximately $56.9 million. The net proceeds of the sale of such shares, after underwriting commissions and offering expenses, were approximately $52.1 million. There has been no material change in the planned use of proceeds from the initial public offering as described in the final prospectus filed with the SEC on May 14, 2014 under Rule 424(b) of the Securities Act of 1933, as amended. We applied approximately $20.9 million of the proceeds from the initial public offering toward the acquisition of Metro Bank on January 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
4.1	Note Purchase Agreement, dated July 15, 2015, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 20, 2015).
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: August 4, 2015	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 4, 2015	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

