Form 10-Q
period 2015-09-30
ServisFirst Bancshares, Inc.
filed 2015-11-03
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of November 1, 2015
Common stock, $.001 par value	25,903,698

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$50,481	$48,519
Interest-bearing balances due from depository institutions	165,982	248,054
Federal funds sold	26,229	891
Cash and cash equivalents	242,692	297,464
Available for sale debt securities, at fair value	306,666	298,310
Held to maturity debt securities (fair value of $28,511 and $29,974 at September 30, 2015 and December 31, 2014, respectively)	27,969	29,355
Restricted equity securities	4,954	3,921
Mortgage loans held for sale	5,387	5,984
Loans	4,044,242	3,359,858
Less allowance for loan losses	(42,574)	(35,629)
Loans, net	4,001,668	3,324,229
Premises and equipment, net	18,989	7,815
Accrued interest and dividends receivable	12,566	11,214
Deferred tax assets	19,872	15,716
Other real estate owned and repossessed assets	6,068	6,840
Bank owned life insurance contracts	90,964	86,288
Goodwill and other identifiable intangible assets	17,756	-
Other assets	17,050	11,543
Total assets	$4,772,601	$4,098,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,029,354	$810,460
Interest-bearing	3,015,280	2,587,700
Total deposits	4,044,634	3,398,160
Federal funds purchased	228,415	264,315
Other borrowings	55,728	19,973
Accrued interest payable	2,947	1,940
Other liabilities	9,683	7,078
Total liabilities	4,341,407	3,691,466
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, no shares issued and outstanding at September 30, 2015 and 40,000 shares issued and outstanding at December 31, 2014	-	39,958
Preferred stock, par value $.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 25,903,698 shares issued and outstanding at September 30, 2015 and 24,801,518 shares issued and outstanding at December 31, 2014	26	25
Additional paid-in capital	210,331	185,397
Retained earnings	215,982	177,091
Accumulated other comprehensive income	4,478	4,490
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	430,817	406,961
Noncontrolling interest	377	252
Total stockholders' equity	431,194	407,213
Total liabilities and stockholders' equity	$4,772,601	4,098,679

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$44,401	$34,662	$125,152	$100,164
Taxable securities	1,041	1,131	3,273	3,354
Nontaxable securities	890	877	2,624	2,618
Federal funds sold	32	38	81	118
Other interest and dividends	168	149	394	308
Total interest income	46,532	36,857	131,524	106,562
Interest expense:
Deposits	3,818	3,123	10,600	9,164
Borrowed funds	852	415	1,814	1,252
Total interest expense	4,670	3,538	12,414	10,416
Net interest income	41,862	33,319	119,110	96,146
Provision for loan losses	3,072	2,748	9,539	7,500
Net interest income after provision for loan losses	38,790	30,571	109,571	88,646
Noninterest income:
Service charges on deposit accounts	1,279	1,172	3,762	3,097
Mortgage banking	873	582	2,062	1,540
Securities gains	-	3	29	3
Increase in cash surrender value life insurance	683	549	1,991	1,631
Other operating income	987	700	2,560	1,848
Total noninterest income	3,822	3,006	10,404	8,119
Noninterest expenses:
Salaries and employee benefits	10,595	7,890	30,029	24,685
Equipment and occupancy expense	1,575	1,437	4,870	4,212
Professional services	668	829	1,901	1,877
FDIC and other regulatory assessments	681	533	1,927	1,578
OREO expense	400	220	903	1,005
Merger expense	-	-	2,100	-
Other operating expenses	4,413	4,406	13,566	11,098
Total noninterest expenses	18,332	15,315	55,296	44,455
Income before income taxes	24,280	18,262	64,679	52,310
Provision for income taxes	8,014	4,260	20,889	14,965
Net income	16,266	14,002	43,790	37,345
Preferred stock dividends	33	100	256	316
Net income available to common stockholders	$16,233	$13,902	$43,534	$37,029

Basic earnings per common share	$0.63	$0.56	$1.70	$1.57

Diluted earnings per common share	$0.61	$0.54	$1.65	$1.51

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$16,266	$14,002	$43,790	$37,345
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $393 and $3 for the three and nine months ended September 30, 2015, respectively, and $331 and $424 for the three and nine months ended September 30, 2014, respectively	729	(614)	7	801
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $10 for the nine months ended September 30, 2015, and $1 for the three and nine months ended September 30, 2014,	-	(2)	(19)	(2)
Other comprehensive income (loss), net of tax	729	(616)	(12)	799
Comprehensive income	$16,995	$13,386	$43,778	$38,144

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends paid, $0.12 per share	-	-	-	(3,089)	-	-	(3,089)
Common dividends declared, $0.06 per share	-	-	-	(1,554)	-	-	(1,554)
Preferred dividends paid	-	-	-	(256)	-	-	(256)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Capitalized costs to issue shelf registration	-	-	(73)	-	-	-	(73)
Issue 469,000 shares of common stock upon exercise of stock options	-	-	3,322	-	-	-	3,322
Excess tax benefit on exercise and vesting of stock options	-	-	1,515	-	-	-	1,515
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Redeem 40,000 shares of Series A Senior Non-Cumulative Perpetual preferred stock	(39,958)	-	(42)	-	-	-	(40,000)
Stock-based compensation expense	-	-	857	-	-	-	857
Other comprehensive income, net of tax	-	-	-	-	(12)	-	(12)
Net income	-	-	-	43,790	-	-	43,790
Balance, September 30, 2015	$-	$26	$210,331	$215,982	$4,478	$377	$431,194

Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Common dividends paid, $0.10 per share	-	-	-	(2,369)	-	-	(2,369)
Common dividends declared, $0.05 per share	-	-	-	(1,240)	-	-	(1,240)
Preferred dividends paid	-	-	-	(316)	-	-	(316)
3-for-1 common stock split, in the form of a stock dividend	-	17	-	(17)	-	-	-
Issue 1,875,000 shares of common stock, net of issuance cost of $4,777	-	1	52,097	-	-	-	52,098
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 866,400 stock options and warrants, including tax benefit of $881	-	-	5,972	-	-	-	5,972
Stock-based compensation expense	-	-	3,403	-	-	-	3,403
Other comprehensive income, net of tax	-	-	-	-	799	-	799
Net income	-	-	-	37,345	-	2	37,347
Balance, September 30, 2014	$39,958	$25	$184,797	$163,414	$4,690	$252	$393,136

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014
OPERATING ACTIVITIES
Net income	$43,790	$37,345
Adjustments to reconcile net income to net cash provided by:
Deferred tax benefit	(3,370)	(5,032)
Provision for loan losses	9,539	7,500
Depreciation	1,632	1,497
Accretion on acquired loans	(1,696)	-
Amortization of core deposit intangible	281	-
Net amortization of debt securities available for sale	1,791	2,673
Increase in accrued interest and dividends receivable	(868)	(620)
Stock-based compensation expense	857	3,403
Increase in accrued interest payable	918	1,435
Proceeds from sale of mortgage loans held for sale	112,158	73,979
Originations of mortgage loans held for sale	(109,499)	(73,342)
Gain on sale of debt securities available for sale	(29)	(3)
Gain on sale of mortgage loans held for sale	(2,062)	(1,540)
Net loss on sale of other real estate owned	70	362
Write down of other real estate owned	407	423
Losses on tax credit partnerships	114	-
Increase in cash surrender value of life insurance contracts	(1,991)	(1,631)
Excess tax benefits from exercise of stock options and warrants	(1,515)	(881)
Net change in other assets, liabilities, and other
operating activities	(431)	(3,466)
Net cash provided by operating activities	50,096	42,102
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(27,704)	(59,305)
Proceeds from sale of debt securities available for sale	16,738	173
Proceeds from maturities, calls and paydowns of debt securities
available for sale	30,831	23,736
Purchase of debt securities held to maturity	(202)	-
Proceeds from maturities, calls and paydowns of debt securities
held to maturity	1,588	2,226
Purchase of equity securities	(534)	-
Proceeds from sale of equity securities	-	320
Increase in loans	(538,137)	(305,015)
Purchase of premises and equipment	(4,355)	(1,104)
Purchase of bank-owned life insurance contracts	-	(15,000)
Expenditures to complete construction of other real estate owned	(118)	-
Proceeds from sale of other real estate owned and repossessed assets	4,611	5,526
Investment in tax credit partnerships	(3,942)	(1,531)
Net cash paid in acquisition of Metro Bancshares, Inc.	(12,383)	-
Net cash used in investing activities	(533,607)	(349,974)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	171,616	144,097
Net increase in interest-bearing deposits	299,104	189,027
Net (decrease) increase in federal funds purchased	(38,075)	3,850
Repayment of Federal Home Loan Bank advances	(200)	-
Proceeds from sale of common stock, net	-	52,098
Proceeds from sale of preferred stock, net	125	250
Redemption of Series A Senior Non-Cumulative preferred stock	(40,000)	-
Proceeds from issuance of 5% subordinated notes due July 15, 2025	34,750	-
Costs to issue shelf registration	(73)	-
Proceeds from exercise of stock options and warrants	3,322	5,972
Excess tax benefits from exercise of stock options and warrants	1,515	881
Dividends paid on common stock	(3,089)	(2,369)
Dividends paid on preferred stock	(256)	(316)
Net cash provided by financing activities	428,739	393,490
Net (decrease) increase in cash and cash equivalents	(54,772)	85,618
Cash and cash equivalents at beginning of year	297,464	258,415
Cash and cash equivalents at end of year	$242,692	$344,033
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$11,407	$8,981
Income taxes	20,015	21,543
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,850	$1,065
Internally financed sales of other real estate owned	-	675
Dividends declared	1,554	1,240
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$201,927	$-
Other intangible assets acquired	18,037	-
Fair value of liabilities assumed	(179,682)	-
Total merger consideration	40,282	-

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 2 - ACQUISITION

On January 31, 2015, the Company completed its acquisition of Metro and Metro Bank, its wholly-owned bank subsidiary, for an aggregate of $20.9 million in cash and 636,592 shares of Company common stock. The acquisition of Metro was the Company’s entrance into the greater Atlanta, Georgia area with two added banking offices.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Metro, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company.

	January 31, 2015
	As recorded by Metro	Preliminary Fair value adjustment (1)		As recorded by the Company
	(In Thousands)
Assets acquired:
Cash and cash equivalents	$8,543	$-		$8,543
Debt securities	28,833	(41	)a	28,792
Equity securities	499	-		499
Loans	152,869	(3,874	)b	148,995
Allowance for loan losses	(1,621)	1,621	b	-
Premises and equipment, net	7,606	831	c	8,437
Accrued interest receivable	484	-		484
Deferred taxes	754	26	d	780
Other real estate owned	2,373	(25	)e	2,348
Bank owned life insurance contracts	2,685	-		2,685
Core deposit intangible	-	2,090	f	2,090
Other assets	364	-		364
Total assets acquired	$203,389	$628		$204,017
Liabilities assumed:
Deposits	$175,236	$518	g	$175,754
Federal funds purchased	2,175	-		2,175
Other borrowings	1,400	(4	)h	1,396
Accrued interest payable	89	-		89
Other liabilities	268	-		268
Total liabilities assumed	$179,168	$514		$179,682
Net assets acquired	$24,221	$114		$24,335
Consideration Paid:
Cash				$(20,926)
Stock				(19,356)
Total consideration paid				(40,282)
Goodwill				$15,947

(1)	The Company’s acquisition of Metro Bancshares, Inc. closed on January 31, 2015. Accordingly, each of the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of them in future periods based on this continuing evaluation. During the second quarter of 2015, the fair value of other real estate owned was adjusted down by $280,000 to reflect the price received in an unsolicited offer to buy the property by a third party. During the second quarter of 2015, premises and equipment was written down by $41,000 to reflect the price received from a third party buyer of a piece of unimproved land held by the Company. To the extent that any of the preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired debt securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial statement purposes and their basis for federal income tax purposes.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other real estate owned acquired.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	25,883,562	24,761,632	25,636,690	23,539,218
Net income available to common stockholders	$16,233	$13,902	$43,534	$37,029
Basic earnings per common share	$0.63	$0.56	$1.70	$1.57

Weighted average common shares outstanding	25,883,562	24,761,632	25,636,690	23,539,218
Dilutive effects of assumed conversions and exercise of stock options and warrants	622,772	964,681	754,410	1,059,032
Weighted average common and dilutive potential common shares outstanding	26,506,334	25,726,313	26,391,100	24,598,250
Net income available to common stockholders	$16,233	$13,902	$43,534	$37,029
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	-	-	-	-
Net income available to common stockholders, adjusted for effect of debt conversion	$16,233	$13,902	$43,534	$37,029
Diluted earnings per common share	$0.61	$0.54	$1.65	$1.51

NOTE 5 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,508	$1,084	$(71)	$51,521
Mortgage-backed securities	89,722	2,845	(46)	92,521
State and municipal securities	143,664	3,052	(92)	146,624
Corporate debt	15,884	116	-	16,000
Total	299,778	7,097	(209)	306,666
Securities Held to Maturity
Mortgage-backed securities	22,211	382	(257)	22,336
State and municipal securities	5,758	423	(6)	6,175
Total	$27,969	$805	$(263)	$28,511

December 31, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,363	$775	$-	$51,138
Mortgage-backed securities	92,439	3,095	(11)	95,523
State and municipal securities	132,780	3,211	(328)	135,663
Corporate debt	15,821	165	-	15,986
Total	291,403	7,246	(339)	298,310
Securities Held to Maturity
Mortgage-backed securities	23,804	449	(320)	23,933
State and municipal securities	5,551	490	-	6,041
Total	$29,355	$939	$(320)	$29,974

The amortized cost and fair value of debt securities as of September 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Less than one year	$21,289	$21,450	$16,944	$17,246
One year to five years	145,941	148,960	121,591	123,962
Five years to ten years	42,009	42,891	60,079	61,221
More than ten years	817	844	350	358
Mortgage-backed securities	89,722	92,521	92,439	95,523
	$299,778	$306,666	$291,403	$298,310

Debt securities held to maturity
Due from five to ten years	$627	$653	$298	$325
Due after ten years	5,131	5,522	5,253	5,716
Mortgage-backed securities	22,211	22,336	23,804	23,933
	$27,969	$28,511	$29,355	$29,974

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

The following table identifies, as of September 30, 2015 and December 31, 2014, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2015, 23 of the Company’s 753 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2015
U.S. Treasury and government sponsored agencies	$(71)	$3,939	$-	$-	$(71)	$3,939
Mortgage-backed securities	(44)	2,625	(259)	13,441	(303)	16,066
State and municipal securities	(53)	12,651	(45)	4,403	(98)	17,054
Corporate debt	-	-	-	-	-	-
Total	$(168)	$19,215	$(304)	$17,844	$(472)	$37,059

December 31, 2014
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	(331)	17,751	(331)	17,751
State and municipal securities	(162)	19,945	(166)	10,820	(328)	30,765
Corporate debt	-	-	-	-	-	-
Total	$(162)	$19,945	$(497)	$28,571	$(659)	$48,516

NOTE 6 – LOANS

The following table details the Company’s loans at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,671,014	$1,495,092
Real estate - construction	232,895	208,769
Real estate - mortgage:
Owner-occupied commercial	978,721	793,917
1-4 family mortgage	417,011	333,455
Other mortgage	677,822	471,363
Subtotal: Real estate - mortgage	2,073,554	1,598,735
Consumer	66,779	57,262
Total Loans	4,044,242	3,359,858
Less: Allowance for loan losses	(42,574)	(35,629)
Net Loans	$4,001,668	$3,324,229

Commercial, financial and agricultural	41.32%	44.50%
Real estate - construction	5.76%	6.21%
Real estate - mortgage:
Owner-occupied commercial	24.20%	23.63%
1-4 family mortgage	10.31%	9.92%
Other mortgage	16.76%	14.03%
Subtotal: Real estate - mortgage	51.27%	47.58%
Consumer	1.65%	1.71%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of September 30, 2015 and December 31, 2014 were as follows:

		Special
September 30, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,601,109	$55,877	$14,028	$-	$1,671,014
Real estate - construction	222,200	6,051	4,644	-	232,895
Real estate - mortgage:
Owner-occupied commercial	951,547	19,307	7,867	-	978,721
1-4 family mortgage	410,247	3,984	2,780	-	417,011
Other mortgage	659,394	13,086	5,342	-	677,822
Total real estate mortgage	2,021,188	36,377	15,989	-	2,073,554
Consumer	66,702	44	33	-	66,779
Total	$3,911,199	$98,349	$34,694	$-	$4,044,242

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,459,356	$25,416	$10,320	$-	$1,495,092
Real estate - construction	197,727	5,332	5,710	-	208,769
Real estate - mortgage:
Owner-occupied commercial	784,492	6,848	2,577	-	793,917
1-4 family mortgage	326,316	4,253	2,886	-	333,455
Other mortgage	457,782	9,015	4,566	-	471,363
Total real estate mortgage	1,568,590	20,116	10,029	-	1,598,735
Consumer	56,559	37	666	-	57,262
Total	$3,282,232	$50,901	$26,725	$-	$3,359,858

Loans by performance status as of September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,666,626	$4,388	$1,671,014
Real estate - construction	228,895	4,000	232,895
Real estate - mortgage:
Owner-occupied commercial	978,600	121	978,721
1-4 family mortgage	416,184	827	417,011
Other mortgage	676,820	1,002	677,822
Total real estate mortgage	2,071,604	1,950	2,073,554
Consumer	66,743	36	66,779
Total	$4,033,868	$10,374	$4,044,242

December 31, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,493,995	$1,097	$1,495,092
Real estate - construction	203,720	5,049	208,769
Real estate - mortgage:
Owner-occupied commercial	793,234	683	793,917
1-4 family mortgage	331,859	1,596	333,455
Other mortgage	470,404	959	471,363
Total real estate mortgage	1,595,497	3,238	1,598,735
Consumer	56,596	666	57,262
Total	$3,349,808	$10,050	$3,359,858

Loans by past due status as of September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$13	$-	$49	$62	$4,339	$1,666,613	$1,671,014
Real estate - construction	-	-	-	-	4,000	228,895	232,895
Real estate - mortgage:
Owner-occupied commercial	34	-	-	34	121	978,566	978,721
1-4 family mortgage	50	154	472	676	355	415,980	417,011
Other mortgage	1,401	-	-	1,401	1,002	675,419	677,822
Total real estate - mortgage	1,485	154	472	2,111	1,478	2,069,965	2,073,554
Consumer	17	-	3	20	33	66,726	66,779
Total	$1,515	$154	$524	$2,193	$9,850	$4,032,199	$4,044,242

December 31, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,388	$3,490	$925	$5,803	$172	$1,489,117	$1,495,092
Real estate - construction	-	-	-	-	5,049	203,720	208,769
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	683	793,234	793,917
1-4 family mortgage	14	-	-	14	1,596	331,845	333,455
Other mortgage	-	-	-	-	959	470,404	471,363
Total real estate - mortgage	14	-	-	14	3,238	1,595,483	1,598,735
Consumer	21	-	-	21	666	56,575	57,262
Total	$1,423	$3,490	$925	$5,838	$9,125	$3,344,895	$3,359,858

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of September 30, 2015 and December 31, 2014. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended September 30, 2015
Allowance for loan losses:
Balance at June 30, 2015	$19,052	$5,674	$14,171	$1,123	$40,020
Charge-offs	(388)	(31)	-	(126)	(545)
Recoveries	13	13	1	-	27
Provision	2,020	(237)	1,767	(478)	3,072
Balance at September 30, 2015	$20,697	$5,419	$15,939	$519	$42,574

	Three Months Ended September 30, 2014
Allowance for loan losses:
Balance at June 30, 2014	$13,637	$6,734	$11,523	$1,090	$32,984
Charge-offs	(531)	(610)	(149)	(131)	(1,421)
Recoveries	-	97	14	20	131
Provision	1,364	461	905	18	2,748
Balance at September 30, 2014	$14,470	$6,682	$12,293	$997	$34,442

	Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(1,616)	(506)	(641)	(150)	(2,913)
Recoveries	38	177	104	-	319
Provision	6,196	(647)	4,364	(374)	9,539
Balance at September 30, 2015	$20,697	$5,419	$15,939	$519	$42,574

	Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663
Charge-offs	(1,895)	(958)	(1,043)	(207)	(4,103)
Recoveries	46	285	28	23	382
Provision	2,743	1,277	3,243	237	7,500
Balance at September 30, 2014	$14,470	$6,682	$12,293	$997	$34,442

	As of September 30, 2015
Allowance for loan losses:
Individually Evaluated for Impairment	$3,875	$1,089	$2,446	$33	$7,443
Collectively Evaluated for Impairment	16,822	4,330	13,493	486	35,131

Loans:
Ending Balance	$1,671,014	$232,895	$2,073,554	$66,779	$4,044,242
Individually Evaluated for Impairment	14,049	4,697	18,632	51	37,429
Collectively Evaluated for Impairment	1,656,965	228,198	2,054,922	66,728	4,006,813

	As of December 31, 2014
Allowance for loan losses:
Individually Evaluated for Impairment	$1,344	$1,448	$1,636	$666	$5,094
Collectively Evaluated for Impairment	14,735	4,947	10,476	377	30,535

Loans:
Ending Balance	$1,495,092	$208,769	$1,598,735	$57,262	$3,359,858
Individually Evaluated for Impairment	10,350	5,680	10,029	666	26,725
Collectively Evaluated for Impairment	1,484,742	203,089	1,588,706	56,596	3,333,133

The following table presents details of the Company’s impaired loans as of September 30, 2015 and December 31, 2014, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2015			2015		2015
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,133	$1,142	$-	$1,135	$5	$1,181	$13
Real estate - construction	806	809	-	910	9	1,094	26
Real estate - mortgage:
Owner-occupied commercial	4,137	4,294	-	4,177	58	3,908	183
1-4 family mortgage	1,377	1,553	-	1,385	26	1,385	71
Other mortgage	3,155	3,321	-	3,168	38	3,191	139
Total real estate - mortgage	8,669	9,168	-	8,730	122	8,484	393
Consumer	18	23	-	19	-	19	1
Total with no allowance recorded	10,626	11,142	-	10,794	136	10,778	433

With an allowance recorded:
Commercial, financial and agricultural	12,916	13,001	3,875	13,728	122	14,079	554
Real estate - construction	3,891	4,371	1,089	3,914	-	4,249	-
Real estate - mortgage:
Owner-occupied commercial	6,373	6,373	1,336	8,645	140	11,167	475
1-4 family mortgage	1,402	1,403	415	1,406	15	1,397	46
Other mortgage	2,188	2,188	695	2,189	19	2,329	58
Total real estate - mortgage	9,963	9,964	2,446	12,240	174	14,893	579
Consumer	33	33	33	34	1	34	6
Total with allowance recorded	26,803	27,369	7,443	29,916	297	33,255	1,139

Total Impaired Loans:
Commercial, financial and agricultural	14,049	14,143	3,875	14,863	127	15,260	567
Real estate - construction	4,697	5,180	1,089	4,824	9	5,343	26
Real estate - mortgage:
Owner-occupied commercial	10,510	10,667	1,336	12,822	198	15,075	658
1-4 family mortgage	2,779	2,956	415	2,791	41	2,782	117
Other mortgage	5,343	5,509	695	5,357	57	5,520	197
Total real estate - mortgage	18,632	19,132	2,446	20,970	296	23,377	972
Consumer	51	56	33	53	1	53	7
Total impaired loans	$37,429	$38,511	$7,443	$40,710	$433	$44,033	$1,572

December 31, 2014

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$7,059	$7,059	$-	$7,104	$406
Real estate - construction	1,527	1,527	-	1,493	40
Real estate - mortgage:
Owner-occupied commercial	1,576	1,576	-	236	12
1-4 family mortgage	542	592	-	592	19
Other mortgage	1,944	1,944	-	2,283	142
Total real estate - mortgage	4,062	4,112	-	3,111	173
Consumer	-	-	-	-	-
Total with no allowance recorded	12,648	12,698	-	11,708	619

With an allowance recorded:
Commercial, financial and agricultural	3,291	3,291	1,344	3,262	156
Real estate - construction	4,153	4,633	1,448	4,382	19
Real estate - mortgage:
Owner-occupied commercial	1,001	1,001	160	1,140	29
1-4 family mortgage	2,344	2,344	694	2,743	56
Other mortgage	2,622	2,622	782	2,767	84
Total real estate - mortgage	5,967	5,967	1,636	6,650	169
Consumer	666	666	666	681	-
Total with allowance recorded	14,077	14,557	5,094	14,975	344

Total Impaired Loans:
Commercial, financial and agricultural	10,350	10,350	1,344	10,366	562
Real estate - construction	5,680	6,160	1,448	5,875	59
Real estate - mortgage:
Owner-occupied commercial	2,577	2,577	160	1,376	41
1-4 family mortgage	2,886	2,936	694	3,335	75
Other mortgage	4,566	4,566	782	5,050	226
Total real estate - mortgage	10,029	10,079	1,636	9,761	342
Consumer	666	666	666	681	-
Total impaired loans	$26,725	$27,255	$5,094	$26,683	$963

Troubled Debt Restructurings (“TDR”) at September 30, 2015, December 31, 2014 and September 30, 2014 totaled $8.3 million, $ 9.0 million and $7.9 million, respectively. At September 30, 2015, the Company had a related allowance for loan losses of $1.2 million allocated to these TDRs, compared to $1.0 million at December 31, 2014 and $1.9 million at September 30, 2014. There were no modifications made to new TDRs or renewals of existing TDRs for the three and nine months ended September 30, 2015. TDR activity by portfolio segment for the three and nine months ended September 30, 2014 is presented in the table below.

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

The following table presents TDRs by portfolio segment which defaulted during the three and nine months ended September 30, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$-	$-	$-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	4,313	-	4,313
Other mortgage	-	-	-	-
Total real estate mortgage	-	4,313	-	4,313
Consumer	-	-	-	-
	$-	$4,313	$-	$4,313

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2015, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $293,000 and $857,000 for the three and nine months ended September 30, 2015 and $302,000 and $3.4 million for the three and nine months ended September 30, 2014. The Company recorded a non-routine expense of $703,000 for the first quarter of 2014 resulting from the correction of its accounting for vested stock options previously granted to members of its advisory boards, and recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of all stock options granted to members of its advisory boards. Such stock options were historically accounted for under the provisions of Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and now have been determined to be recorded as an expense at the fair value of such options in accordance with the provisions of ASC 505-50, Equity-based Payments to Non-employees.

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

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2015 and September 30, 2014 was $8.40 and $2.95, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2015 and September 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2015:
Outstanding at January 1, 2015	1,622,917	$9.38	5.9	$38,256
Granted	162,000	33.26	9.5	-
Exercised	(459,000)	7.24	3.0	16,495
Forfeited	(7,500)	10.00	6.6	226
Outstanding at September 30, 2015	1,318,417	13.05	6.4	$35,697

Exercisable at September 30, 2015	256,918	$8.96	4.9	$8,008

Nine Months Ended September 30, 2014:
Outstanding at January 1, 2014	2,328,900	$7.69	5.5	$14,300
Granted	114,000	13.83	9.4	1,707
Exercised	(821,400)	5.77	2.6	18,920
Forfeited	-	-	-	-
Outstanding at September 30, 2014	1,621,500	9.10	6.1	$31,942

Exercisable at September 30, 2014	609,000	$7.17	4.7	$13,174

As of September 30, 2015, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.5 years.

Restricted Stock

The Company has issued 237,088 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2015, there was $770,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.1 years of the restricted stock’s vesting period. During the second quarter of 2015, 7,500 shares of restricted stock were forfeited by one recipient upon his termination from the Company.

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2015 and December 31, 2014 were not material.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company has adopted the provisions of these amendments, and as of September 30, 2015 they have had an immaterial impact on the Company’s financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather that as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and interim periods with those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company early adopted the amendments in ASU 2015-03.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company awarded its first performance-based stock compensation during the first quarter of 2015, and is accounting for such award under the provisions of this amendment.

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

In August 2015, the FASB issue ASU 2015-15,Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to future business combinations.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,573,000 and $5,209,000 during the three and nine months ended September 30, 2015, respectively, and $724,000 and $4,280,000 during the three and nine months ended September 30, 2014, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $248,000 and $477,000 was recognized for the three and nine months ended September 30, 2015, respectively, and $225,000 and $757,000 for the three and nine months ended September 30, 2014, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

Residential real estate loan foreclosures classified as OREO totaled $514,000 as of September 30, 2015 and $684,000 as of December 31, 2014.

No residential real estate loans were in the process of being foreclosed as of September 30, 2015.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$51,521	$-	$51,521
Mortgage-backed securities	-	92,521	-	92,521
State and municipal securities	-	146,624	-	146,624
Corporate debt	-	16,000	-	16,000
Total assets at fair value	$-	$306,666	$-	$306,666

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$51,138	$-	$51,138
Mortgage-backed securities	-	95,523	-	95,523
State and municipal securities	-	135,663	-	135,663
Corporate debt	-	15,986	-	15,986
Total assets at fair value	$-	$298,310	$-	$298,310

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$29,986	$29,986
Other real estate owned and repossessed assets	-	-	6,068	6,068
Total assets at fair value	$-	$-	$36,054	$36,054

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$21,631	$21,631
Other real estate owned and repossessed assets	-	-	6,840	6,840
Total assets at fair value	$-	$-	$28,471	$28,471

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$216,463	$216,463	$296,573	$296,573

Level 2 inputs:
Available for sale debt securities	306,666	306,666	298,310	298,310
Held to maturity debt securities	27,969	28,511	29,355	29,974
Restricted equity securities	4,954	4,954	3,921	3,921
Federal funds sold	26,229	26,229	891	891
Mortgage loans held for sale	5,387	5,449	5,984	5,984
Bank owned life insurance contracts	90,964	90,964	86,288	86,288

Level 3 inputs:
Loans, net	4,001,668	4,015,104	3,324,229	3,327,371

Financial liabilities:
Level 2 inputs:
Deposits	$4,044,634	$4,046,448	$3,398,160	$3,399,261
Federal funds purchased	228,415	228,415	264,315	264,315
Other borrowings	55,728	64,230	19,973	19,973

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2015, and events which occurred subsequent to September 30, 2015 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and September 30, 2014.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. ServisFirst Bancshares, Inc. assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through eighteen full-service banking offices located in Alabama, Georgia, South Carolina, Tennessee and the panhandle of Florida. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of September 30, 2015, we had consolidated total assets of $4.8 billion, an increase of $0.7 billion, or 17.1%, from $4.1 billion at December 31, 2014. Total loans were $4.0 billion at September 30, 2015, up $0.7 billion, or 20.6%, from $3.4 billion at December 31, 2014. Total deposits were $4.0 billion at September 30, 2015, an increase of $0.6 billion, or 17.6%, from $3.4 billion at December 31, 2014.

Net income available to common stockholders for the three months ended September 30, 2015 was $16.2 million, an increase of $2.3 million, or 16.5%, from $13.9 million for the corresponding period in 2014. Basic and diluted earnings per common share were $0.63 and $0.61, respectively, for the three months ended September 30, 2015, compared to $0.56 and $0.54, respectively, for the corresponding period in 2014.

Net income available to common stockholders for the nine months ended September 30, 2015 was $43.5 million, an increase of $6.5 million, or 17.6%, from $37.0 million for the corresponding period in 2014. Basic and diluted earnings per common share were $1.70 and $1.65, respectively, for the nine months ended September 30, 2015, compared to $1.57 and $1.51, respectively, for the corresponding period in 2014.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2015, we had $26.2 million in federal funds sold, compared to $0.9 million at December 31, 2014. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2015, we had $164.0 million in balances at the Federal Reserve, compared to $246.2 million at December 31, 2014. Our balance at the Federal Reserve Bank historically decreases over the course of the first half of the year and then increases during the second half due to anticipated annual fluctuations in our depositors’ balances.

Debt Securities

Debt securities available for sale totaled $306.7 million at September 30, 2015 and $298.3 million at December 31, 2014. Debt securities held to maturity totaled $28.0 million at September 30, 2015 and $29.4 million at December 31, 2014. We acquired 36 debt securities with an aggregate market value of $29.0 million in the Metro transaction. We subsequently sold 18 of these acquired securities for total proceeds of $14.8 million. We had pay downs of $18.4 million on mortgage-backed securities and maturities and calls of $13.8 million in government agency and municipal securities during the nine months ended September 30, 2015. We bought $8.4 million in mortgage-backed securities and $19.7 million in municipal securities during the first nine months of 2015. One of the municipal securities bought is classified as held to maturity. All other securities bought are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2015 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of September 30, 2015, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $4.0 million and certain securities of First National Bankers Bank in which we invested $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2015 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $242.7 million and $224.0 million as of September 30, 2015 and December 31, 2014, respectively.

Loans

We had total loans of $4.0 billion at September 30, 2015, an increase of $0.7 billion, or 20.6%, compared to $3.4 billion at December 31, 2014. At September 30, 2015, the percentage of our loans in each of our markets were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	46.6%
Huntsville, AL MSA	10.7%
Dothan, AL MSA	10.5%
Montgomery, AL MSA	8.8%
Mobile, AL MSA	5.4%
Total Alabama MSAs	82.0%
Pensacola, FL MSA	7.3%
Nashville, TN MSA	5.8%
Atlanta, GA MSA	3.9%
Charleston, SC MSA	1.0%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2015.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
September 30, 2015	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$20,697	41.32%
Real estate - construction	5,419	5.76%
Real estate - mortgage	15,939	51.27%
Consumer	519	1.65%
Total	$42,574	100.00%

		Percentage of loans
		in each category
December 31, 2014	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$16,079	44.50%
Real estate - construction	6,395	6.21%
Real estate - mortgage	12,112	47.58%
Consumer	1,043	1.71%
Total	$35,629	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $0.3 million to $10.4 million at September 30, 2015, compared to $10.1 million at December 31, 2014. Of this total, nonaccrual loans of $9.9 million at September 30, 2015 represented a net increase of $0.8 million from nonaccrual loans at December 31, 2014. There were four loans 90 or more days past due and still accruing totaling $524,000 at September 30, 2015, compared to one loan 90 or more days past due and still accruing totaling $925,000, at December 31, 2014. Troubled Debt Restructurings (“TDR”) at September 30, 2015 and December 31, 2014 were $8.3 million and $9.0 million, respectively. There were no loans newly classified as a TDR or renewals of existing TDRs for the three and nine months ended September 30, 2015, compared to $5.1 million and $7.0 million, for the three and nine months ended September 30, 2014.

OREO and repossessed assets decreased to $6.1 million at September 30, 2015, from $6.8 million at December 31, 2014. The total number of OREO and repossessed asset accounts decreased to 19 at September 30, 2015, compared to 22 at December 31, 2014. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$6,840	$12,861
OREO acquired - Metro	2,348	-
Transfers from loans and capitalized expenses	1,968	1,065
Proceeds from sales	(4,611)	(5,526)
Internally financed sales	-	(675)
Write-downs / net loss on sales	(477)	(785)
Balance at end of period	$6,068	$6,940

The following table summarizes our nonperforming assets and TDRs at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$4,339	12	$172	4
Real estate - construction	4,000	7	5,049	11
Real estate - mortgage:
Owner-occupied commercial	121	2	683	2
1-4 family mortgage	355	3	1,596	3
Other mortgage	1,002	4	959	1
Total real estate - mortgage	1,478	9	3,238	6
Consumer	33	1	666	4
Total Nonaccrual loans:	$9,850	29	$9,125	25

90+ days past due and accruing:
Commercial, financial and agricultural	$49	1	$925	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	472	2	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	472	2	-	-
Consumer	3	1	-	-
Total 90+ days past due and accruing:	$524	4	$925	1

Total Nonperforming Loans:	$10,374	33	$10,050	26

Plus: Other real estate owned and repossessions	6,068	19	6,840	22
Total Nonperforming Assets	$16,442	52	$16,890	48

Restructured accruing loans:
Commercial, financial and agricultural	$6,612	8	$6,632	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	1,654	2	1,663	2
Total real estate - mortgage	1,654	2	1,663	2
Consumer	-	-	-	-
Total restructured accruing loans:	$8,266	10	$8,295	10

Total Nonperforming assets and restructured accruing loans	$24,708	62	$25,185	58

Ratios:
Nonperforming loans to total loans	0.26%		0.30%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.41%		0.50%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.61%		0.75%

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

Impaired Loans and Allowance for Loan Losses

As of September 30, 2015, we had impaired loans of $37.4 million, inclusive of nonaccrual loans, an increase of $10.7 million from $26.7 million as of December 31, 2014. This increase is attributable to loans totaling $21.5 million newly classified as specifically impaired, as well as purchased credit impaired loans totaling $2.9 million as of September 30, 2015, partially offset by loan pay downs of $12.4 million and loan charge-offs of $1.3 million We allocated $7.4 million of our allowance for loan losses at September 30, 2015 to these impaired loans, an increase of $2.3 million compared to $5.1 million as of December 31, 2014. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $37.4 million of impaired loans reported as of September 30, 2015, $14.1 million were commercial and industrial loans, $4.7 million were real estate construction loans and $18.6 million were real estate mortgage loans.

Deposits

Total deposits increased $0.6 billion, or 17.6%, to $4.0 billion at September 30, 2015 compared to $3.4 billion at December 31, 2014. We anticipate long-term sustainable growth in deposits through continued development of market share in our markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased, subordinated notes payable and Federal Home Loan Bank advances. We had $228.4 million and $264.3 million at September 30, 2015 and December 31, 2014, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.31% for the quarter ended September 30, 2015. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012,
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015, and
•	$1.1 million of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2015, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $242.7 million. Additionally, the Bank had additional borrowing availability of approximately $180.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We added a new line for $20.0 million during the third quarter of 2015. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2015. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$3,549,913	$-	$-	$-	$-
Certificates of deposit (2)	494,721	297,779	150,307	46,223	412
Federal funds purchased	228,415	228,415	-	-	-
Subordinated debentures	55,728	400	700	-	54,628
Operating lease commitments	14,831	2,937	5,066	3,452	3,376
Total	$4,343,608	$529,531	$156,073	$49,675	$58,416

(1) Excludes interest.
(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of September 30, 2015, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2015.

We issued subordinated notes payable in the aggregate amount of $34.75 million on July 15, 2015. The notes qualify as Tier 2 Capital. We used the proceeds from the issuance of the notes to redeem our Senior Non-Cumulative Perpetual Preferred Stock, Series A, issued to the United States Department of the Treasury on June 21, 2011.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2015, December 31, 2014 and September 30, 2014:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Total Capital to Risk-Weighted Assets:
Consolidated	$409,901	9.59%	$192,335	4.50%	N/A	N/A
ServisFirst Bank	414,687	9.71%	192,262	4.50%	$277,712	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	410,278	9.60%	256,447	6.00%	N/A	N/A
ServisFirst Bank	415,064	9.71%	256,349	6.00%	341,799	8.00%
Tier 1 Capital to Average Assets:
Consolidated	507,982	11.89%	341,929	8.00%	N/A	N/A
ServisFirst Bank	458,138	10.72%	341,799	8.00%	427,249	10.00
Common Equity Tier 1 Capital to Risk-Weighted Assets (1):
Consolidated	410,278	8.83%	185,947	4.00%	N/A	N/A
ServisFirst Bank	415,064	8.93%	186,569	4.00%	232,390	5.00%

As of December 31, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$402,471	11.75%	$136,972	4.00%	N/A	N/A
ServisFirst Bank	362,119	10.58%	136,970	4.00%	$205,454	6.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	458,073	13.38%	273,943	8.00%	N/A	N/A
ServisFirst Bank	397,748	11.62%	273,939	8.00%	342,424	10.00%
Tier 1 Capital to Average Assets:
Consolidated	402,471	9.91%	162,377	4.00%	N/A	N/A
ServisFirst Bank	362,119	8.92%	162,375	4.00%	202,969	5.00%

As of September 30, 2014:
Total Capital to Risk-Weighted Assets:
Consolidated	$388,446	12.02%	$129,244	4.00%	N/A	N/A
ServisFirst Bank	356,183	11.02%	129,238	4.00%	$193,856	6.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	442,853	13.71%	258,487	8.00%	N/A	N/A
ServisFirst Bank	390,625	12.09%	258,475	8.00%	323,094	10.00%
Tier 1 Capital to Average Assets:
Consolidated	388,446	10.18%	152,598	4.00%	N/A	N/A
ServisFirst Bank	356,183	9.34%	152,588	4.00%	190,735	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. During the first quarter of 2015, we funded an initial reserve for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. As of September 30, 2015, we had total reserves of $500,000.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $76,000 as of September 30, 2015 and $31,000 as of December 31, 2014 for the settlement of any repurchase demands by investors. In December 2014, we repurchased one loan with a principal balance of $292,000 from an investor due to a loan-to-value (“LTV”) exception. We currently hold this loan and anticipate re-selling it later in 2015 when its LTV is acceptable. The proceeds from such sale will be posted back into the reserve.

Financial instruments whose contract amounts represent credit risk at September 30, 2015 are as follows:

September 30, 2015
(In Thousands)
Commitments to extend credit	$1,360,751
Credit card arrangements	55,751
Standby letters of credit	31,320
$1,447,822

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2015 was $16.3 million compared to net income of $14.0 million for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $43.8 million compared to net income of $37.3 million for the nine months ended September 30, 2014. Core net income for the nine months ended September 30, 2015 was $45.6 million compared to core net income for the nine months ended September 30, 2014 of $39.0 million. Core net income excludes the impact of non-routine expenses during the comparative periods, as more fully discussed in “Noninterest Expense” below. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below. The increase in net income for the three months ended September 30, 2015 compared to 2014 was primarily the result of an $8.6 million increase in net interest income as a result of growth in average earning assets, offset by a $3.0 million increase in noninterest expense. The increase in net income for the nine months ended September 30, 2015 compared to 2014 was primarily the result of a $23.0 million increase in net interest income as a result of growth in average earning assets, offset by a $2.0 million increase in provision for loan losses and $10.8 million increase in noninterest expense.

Basic and diluted net income per common share were $0.63 and $0.61, respectively, for the three months ended September 30, 2015, compared to $0.56 and $0.54, respectively, for the corresponding period in 2014. Basic and diluted net income per common share were $1.70 and $1.65, respectively, for the nine months ended September 30, 2015, compared to $1.57 and $1.51, respectively, for the corresponding period in 2014. Core basic and diluted earnings per share were $1.77 and $1.72, respectively, for the nine months ended September 30, 2015 compared to $1.64 and $1.57, respectively, for the corresponding period in 2014. Return on average assets for the three and nine months ended September 30, 2015 was 1.38% and 1.32%, respectively, compared to 1.45% and 1.37%, respectively, for the corresponding periods in 2014. Core return on average assets for the nine months ended September 30, 2015 was 1.37% compared to 1.43% for the corresponding period in 2014. Return on average common stockholders’ equity for the three and nine months ended September 30, 2015 was 15.52% and 14.40% compared to 15.89% and 16.17%, respectively, for the corresponding periods in 2014. Core return on average common stockholders’ equity for the nine months ended September 30, 2015 was 14.99% compared to 16.88% for the corresponding period in 2014.

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

Taxable-equivalent net interest income increased $8.6 million, or 25.4%, to $42.4 million for the three months ended September 30, 2015 compared to $33.8 million for the corresponding period in 2014, and increased $23.2 million, or 23.8%, to $120.7 million for the nine months ended September 30, 2015 compared to $97.5 million for the corresponding period in 2014. This increase was primarily attributable to growth in average earning assets, which increased $0.8 billion, or 21.6%, from the third quarter of 2014 to the third quarter of 2015, and $0.7 billion, or 20.0%, from the nine months ended September 30, 2014 to the same period in 2015. The taxable-equivalent yield on interest-earning assets increased to 4.18% for the three months ended September 30, 2015 from 4.03% for the corresponding period in 2014, and increased to 4.21% for the nine months ended September 30, 2015 from 4.12% for the corresponding period in 2014. The yield on loans for the three months ended September 30, 2015 was 4.48% compared to 4.44% for the corresponding period in 2014, and 4.49% compared to 4.47% for the nine months ended September 30, 2015 and September 30, 2014, respectively. Discount accretion on loans acquired in the Metro acquisition in February of 2015 contributed $576,000 and $1,696,000, respectively, for the three and nine months ended September 30, 2015. Loan fees included in the yield calculation increased to $373,000 for the three months ended September 30, 2015 from $238,000 for the corresponding period in 2014, and increased to $883,000 for the nine months ended September 30, 2015 from $698,000 for the corresponding period in 2014. The cost of total interest-bearing liabilities increased to 0.57% for the three months ended September 30, 2015 compared to 0.53% for the corresponding period in 2014, and increased to 0.54% for the nine months ended September 30, 2015 from 0.53% for the corresponding period in 2014. We issued our 5% Subordinated Notes due July 15, 2025 during the third quarter of 2015, which contributed to the increase in our cost of funds for the comparative periods. Net interest margin for the three months ended September 30, 2015 was 3.77% compared to 3.65% for the corresponding period in 2014, and 3.82% for the nine months ended September 30, 2015 compared to 3.72% for the corresponding period in 2014.

The following tables show, for the three and nine months ended September 30, 2015 and September 30, 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended September 30, 2015 and 2014

(Dollar Amounts In Thousands)

	2015			2014
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$3,915,778	$44,233	4.48%	$3,081,435	$34,514	4.44%
Tax-exempt (2)	9,802	122	4.98	12,043	129	4.28
Mortgage loans held for sale	7,714	84	4.32	6,861	63	3.64
Investment securities:
Taxable	189,939	1,041	2.19	195,220	1,129	2.31
Tax-exempt (2)	139,543	1,377	3.95	126,512	1,290	4.08
Total investment securities (3)	329,482	2,418	2.94	321,732	2,419	3.01
Federal funds sold	24,860	32	0.51	57,625	39	0.27
Restricted equity securities	4,954	52	4.16	3,418	33	3.83
Interest-bearing balances with banks	168,548	116	0.27	185,716	116	0.25
Total interest-earning assets	$4,461,138	$47,057	4.18%	$3,668,830	$37,313	4.03%
Non-interest-earning assets:
Cash and due from banks	63,259			58,340
Net fixed assets and equipment	18,961			8,310
Allowance for loan losses, accrued interest and other assets	127,778			86,859
Total assets	$4,671,136			3,822,339

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$593,550	$425	0.28%	$484,291	$322	0.26%
Savings deposits	37,281	28	0.30	26,584	19	0.28
Money market accounts	1,817,997	2,158	0.47	1,555,091	1,741	0.44
Time deposits	485,137	1,208	0.99	394,158	1,040	1.05
Federal funds purchased	246,168	191	0.31	187,629	133	0.28
Other borrowings	50,509	660	5.18	19,961	283	5.62
Total interest-bearing liabilities	$3,230,642	$4,670	0.57%	$2,667,714	$3,538	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	988,756			751,831
Other liabilities	23,714			15,796
Stockholders' equity	424,113			382,025
Unrealized gains on securities and derivatives	3,911			4,973
Total liabilities and stockholders' equity	$4,671,136			$3,822,339
Net interest spread			3.61%			3.51%
Net interest margin			3.77%			3.65%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $373,000 and $238,000 are included in interest income in 2015 and 2014, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $6,016,000 and $7,651,000 are excluded from the yield calculation in 2015 and 2014, respectively.

	For the Three Months Ended September 30,
	2015 Compared to 2014
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,423	$296	$9,719
Tax-exempt	(26)	19	(7)
Mortgages held for sale	8	13	21
Debt securities:
Taxable	(30)	(58)	(88)
Tax-exempt	130	(43)	87
Total debt securities	100	(101)	(1)
Federal funds sold	(30)	23	(7)
Restricted equity securities	16	3	19
Interest-bearing balances with banks	(11)	11	-
Total interest-earning assets	9,480	264	9,744

Interest-bearing liabilities:
Interest-bearing demand deposits	77	26	103
Savings	8	1	9
Money market accounts	307	110	417
Time deposits	230	(62)	168
Federal funds purchased	44	14	58
Other borrowed funds	401	(24)	377
Total interest-bearing liabilities	1,067	65	1,132
Increase in net interest income	$8,413	$199	$8,612

Our growth in loans continues to drive favorable volume component change and overall change. We also have experienced a favorable variance relating to the interest rate component because rates on earning assets advanced by 15 basis points while the cost of interest-bearing liabilities increased by 4 basis points. Growth in noninterest-bearing deposits has also contributed to the growth in net interest income. Our growth in loans continues to drive favorable volume component change and overall change.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Nine Months Ended September 30, 2015 and 2014

(Dollar Amounts In Thousands)

	2015			2014
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$3,714,830	$124,705	4.49%	$2,984,858	$99,727	4.47%
Tax-exempt (2)	9,994	374	4.99	14,123	397	3.75
Mortgage loans held for sale	9,108	190	2.79	6,477	159	3.28
Investment securities:
Taxable	193,743	3,272	2.25	186,144	3,354	2.40
Tax-exempt (2)	135,250	4,054	4.00	124,379	3,815	4.09
Total investment securities (3)	328,993	7,326	2.97	310,523	7,169	3.08
Federal funds sold	30,258	81	0.36	51,313	118	0.31
Restricted equity securities	4,745	132	3.72	3,533	97	3.67
Interest-bearing balances with banks	129,581	262	0.27	130,221	211	0.22
Total interest-earning assets	$4,227,509	$133,070	4.21%	$3,501,048	$107,878	4.12%
Non-interest-earning assets:
Cash and due from banks	60,348			57,278
Net fixed assets and equipment	16,396			8,469
Allowance for loan losses, accrued interest and other assets	125,973			86,968
Total assets	$4,430,226			$3,653,763

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$575,736	$1,187	0.28%	$481,715	$960	0.27%
Savings deposits	37,040	79	0.29	25,696	54	0.28
Money market accounts	1,697,615	5,777	0.45	1,481,868	4,904	0.44
Time deposits	470,597	3,557	1.01	403,063	3,246	1.08
Federal funds purchased	264,112	583	0.30	193,104	402	0.28
Other borrowings	30,948	1,231	5.32	19,953	850	5.70
Total interest-bearing liabilities	$3,076,048	$12,414	0.54%	$2,605,399	$10,416	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	903,992			689,503
Other liabilities	15,126			12,759
Stockholders' equity	430,425			341,269
Unrealized gains on securities and derivatives	4,635			4,833
Total liabilities and stockholders' equity	$4,430,226			$3,653,763
Net interest spread			3.67%			3.59%
Net interest margin			3.82%			3.72%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $883,000 and $698,000 are included in interest income in 2015 and 2014, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Unrealized gains of $6,846,000 and $7,438,000 are excluded from the yield calculation in 2015 and 2014, respectively.

	For the Nine Months Ended September 30,
	2015 Compared to 2014
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$24,503	$475	$24,978
Tax-exempt	(134)	111	(23)
Mortgages held for sale	58	(27)	31
Debt securities:
Taxable	133	(215)	(82)
Tax-exempt	327	(88)	239
Total debt securities	460	(303)	157
Federal funds sold	(54)	17	(37)
Restricted equity securities	34	1	35
Interest-bearing balances with banks	(1)	52	51
Total interest-earning assets	24,866	326	25,192

Interest-bearing liabilities:
Interest-bearing demand deposits	193	34	227
Savings	24	1	25
Money market accounts	731	142	873
Time deposits	519	(208)	311
Federal funds purchased	156	25	181
Other borrowed funds	440	(59)	381
Total interest-bearing liabilities	2,063	(65)	1,998
Increase in net interest income	$22,803	$391	$23,194

Our growth in loans continues to drive favorable volume component change and overall change. We also experienced a favorable rate component change during the nine months ended September 30, 2015 as the average rate on interest-bearing assets advanced 9 basis points while the cost of interest-bearing liabilities increased by only 1 basis point.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2015, total loans rated Special Mention, Substandard, and Doubtful were $133.0 million, or 3.3% of total loans, compared to $77.6 million, or 2.3% of total loans, at December 31, 2014. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3.1 million for the three months ended September 30, 2015, an increase of $0.4 million from $2.7 million for the three months ended September 30, 2014, and was $9.5 million for the nine months ended September 30, 2015, a $2.0 million increase, compared to $7.5 million for the nine months ended September 30, 2014. The increase in provision for loan losses for the three and nine month periods ended September 30, 2015 is primarily attributable to loan growth. Nonperforming loans increased to $10.4 million, or 0.26% of total loans, at September 30, 2015 from $10.1 million, or 0.30% of total loans, at December 31, 2014, but were lower than $17.3 million, or 0.55% of total loans, at September 30, 2014. Impaired loans increased to $37.4 million, or 0.93% of total loans, at September 30, 2015, compared to $27.6 million, or 0.82% of total loans, at December 31, 2014. The allowance for loan losses totaled $42.6 million, or 1.05% of total loans, net of unearned income, at September 30, 2015, compared to $35.6 million, or 1.06% of loans, net of unearned income, at December 31, 2014. Accounting requirements for the first quarter 2015 acquisition of Metro has affected the comparability of the allowance as a percentage of loans. Excluding former Metro loans recorded at acquisition date fair value, the allowance for loan losses approximates 1.08% of all other loans.

Non-interest Income

Non-interest income totaled $3.8 million for the three months ended September 30, 2015, an increase of $0.8 million, or 26.7%, compared to the corresponding period in 2014, and totaled $10.4 million for the nine months ended September 30, 2015, an increase of $2.3 million, or 28.4%, compared to the corresponding period in 2014. Service charges on deposit accounts increased to $3.8 million for the nine months ended September 30, 2015 compared to $3.1 million for the same period in 2014. This increase is the result of added accounts and also increases in monthly service charges and various transaction fees on many of our business account types that became effective in May 2014. Income from credit cards increased to $0.7 million for the three months ended September 30, 2015 from $0.5 million for the same period in 2014, and increased to $1.7 million for the nine months ended September 30, 2015 compared to $1.5 million for the same period in 2014, which primarily resulted in the increase in other operating income. Increases in the cash surrender value of bank-owned life insurance contracts increased by $0.2 million and $0.4 million during the three and nine month periods ended September 30, 2015 compared to the same periods in 2014, a result of the purchase of additional life insurance contracts in September 2014, and $2.7 million in contracts acquired in the Metro transaction. Income from mortgage banking for the nine months ended September 30, 2015 was $2.1 million, up from $1.5 million for the same period in 2014. This increase is attributable to an increase in the number of loans originated and sold and improved margins on loans sold. We sold one debt security during the first nine months of 2014 with a small gain.

Non-interest Expense

Non-interest expense totaled $18.3 million for the three months ended September 30, 2015, an increase of $3.0 million, or 19.6%, compared to $15.3 million for the same period in 2014, and totaled $55.3 million for the nine months ended September 30, 2015, an increase of $10.8 million, or 24.3%, compared to $44.5 million for the same period in 2014.

Details of expenses are as follows:

•	Salary and benefit expense increased $2.7 million, or 34.2%, to $10.6 million for the three months ended September 30, 2015 from $7.9 million for the same period in 2014, and increased $5.3 million, or 21.5%, to $30.0 million for the nine months ended September 30, 2015 from $24.7 million for the same period in 2014. We recorded $2.5 million of compensation expense in the first nine months of 2014 resulting from the correction of our accounting for vested stock options and acceleration of vesting for unvested stock options previously granted to members of our advisory boards in our markets. Excluding this non-routine expense, salary and benefit expense increased $7.8 million, or 35.1%, for the nine months ended September 30, 2015 over the corresponding period in 2014. This increase is primarily the result of employees of Metro Bank coming on board in February 2015 and new employee hires in our newer markets of Nashville, Tennessee and Charleston, South Carolina. Additionally, incentive accruals increased $0.3 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014. We had 367 full-time equivalent employees at September 30, 2015 compared to 285 at September 30, 2014, a 28.8% increase.

•	Equipment and occupancy expense increased $0.2 million, or 14.3%, to $1.6 million for the three months ended September 30, 2015 from $1.4 million for the corresponding period in 2014, and increased $0.7 million, or 16.7%, to $4.9 million from $4.2 million for the nine months ended September 30, 2015 compared to the corresponding period in 2014. These increases are attributable to our continued expansion into new markets and the Metro transaction.

•	Merger expenses related to the acquisition of Metro in the first quarter of 2015 were $2.1 million.

•	Other operating expenses increased $0.3 million to $4.4 million for the three months ended September 30, 2015 compared to the same period in 2014, and increased $2.5 million to $13.6 million for the nine months ended September 30, 2015 compared to the same period in 2014. Increases in Federal Reserve Bank service charges of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015 when compared to the corresponding periods in 2014 are the result of increased clearing services for correspondent bank clients. We also incurred a non-routine expense of $0.5 million during the first quarter of 2015 to fund a reserve for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. Expenses relating to our growth in loans and expansion into new markets also contributed to the increased other operating expenses in the 2015 periods.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2015 compared to the same periods in 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ change	% change	2015	2014	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,279	$1,172	$107	9.1%	$3,762	$3,097	$665	21.5%
Mortgage banking	873	582	291	50.0%	2,062	1,540	522	33.9%
Securities gains	-	3	(3)	NM	29	3	26	NM %
Increase in cash surrender value life insurance	683	549	134	24.4%	1,991	1,631	360	22.1%
Other operating income	987	700	287	41.0%	2,560	1,848	712	38.5%
Total non-interest income	$3,822	$3,006	$816	27.1%	$10,404	$8,119	$2,285	28.1%

Non-interest expense:
Salaries and employee benefits	$10,595	$7,890	$2,705	34.3%	$30,029	$24,685	$5,344	21.6%
Equipment and occupancy expense	1,575	1,437	138	9.6%	4,870	4,212	658	15.6%
Professional services	668	829	(161)	(19.4)%	1,901	1,877	24	1.3%
FDIC and other regulatory assessments	681	533	148	27.8%	1,927	1,578	349	22.1%
OREO expense	400	220	180	81.8%	903	1,005	(102)	(10.1)%
Merger expense	-	-	-	NM %	2,100	-	2,100	NM %
Other operating expense	4,413	4,406	7	0.2%	13,566	11,098	2,468	22.2%
Total non-interest expense	$18,332	$15,315	$3,017	19.7%	$55,296	$44,455	$10,841	24.4%

Income Tax Expense

Income tax expense was $8.0 million for the three months ended September 30, 2015 compared to $4.3 million for the same period in 2014, and was $20.9 million for the nine months ended September 30, 2015 compared to $15.0 million for the same period in 2014. Our effective tax rate for the three and nine months ended September 30, 2015 was 33.01% and 32.3%, respectively, compared to 23.3% and 28.6%, respectively, for the corresponding periods in 2014. The lower effective tax rates for the 2014 periods primarily relate to our recognition of a tax credit in connection with our financing of the rehabilitation of a historic building. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the nine month periods ended September 30, 2015 and 2014. Dollars are in thousands, except share and per share data.

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Provision for income taxes - GAAP	$20,889	$14,965
Adjustments:
Adjustment for non-routine expense	829	865
Core provision for income taxes	$21,718	$15,830

Return on average assets - GAAP	1.32%	1.37%
Net income - GAAP	$43,790	$37,345
Adjustments:
Adjustment for non-routine expense	1,767	1,612
Core net income	$45,557	$38,957
Average assets	$4,430,226	$3,653,763
Core return on average assets	1.37%	1.43%

Return on average common stockholders' equity	14.40%	16.17%
Net income available to common stockholders - GAAP	$43,534	$37,029
Adjustments:
Adjustment for non-routine expense	1,767	1,612
Core net income available to common stockholders	$45,301	$38,641
Average common stockholders' equity	$404,177	$306,144
Core return on average common stockholders' equity	14.99%	16.88%

Earnings per share - GAAP	$1.70	$1.57
Weighted average shares outstanding, diluted	25,636,690	23,539,218
Core diluted earnings per share	$1.77	$1.64

Diluted earnings per share - GAAP	$1.65	$1.51
Weighted average shares outstanding, diluted	26,391,100	24,598,250
Core diluted earnings per share	$1.72	$1.57

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2015. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: November 3, 2015	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 3, 2015	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

