Form 10-K
period 2015-12-31
ServisFirst Bancshares, Inc.
filed 2016-02-24
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $37.42 per share of Common Stock, was $804,244,710.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2016
Common stock, $.001 par value	26,142,698

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act. These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

•	the effects of adverse changes in the economy or business conditions, either nationally or in our market areas;
•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;
•	the effects of governmental monetary and fiscal policies and legislative and regulatory changes;
•	the effects of hazardous weather such as the tornados that struck the state of Alabama in April 2011 and January 2012;
•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the internet;
•	our ability to keep pace with technology changes, including with respect to cyber-security and preventing breaches of our security system involving our customers and other sensitive and confidential data;
•	our ability to attract new or retain existing deposits, or to initiate new or retain current loans;
•	credit risks, including the deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in our portfolio or in specific industry concentrations of our loan portfolio;
•	the effect of any merger, acquisition or other transaction to which we or any of our subsidiaries may from time to time be a party, including our ability to successfully integrate any business that we acquire;
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
•	the effects of terrorism and efforts to combat it;
•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers;
•	the results of regulatory examinations;
•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
•	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves; and
•	other factors that are discussed in the section titled “Risk Factors” in Item 1A.

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary” or “the bank,” and its other subsidiaries. References herein to the fiscal years 2011, 2012, 2013, 2014 and 2015 mean our fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 18 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston and Mobile Counties of Alabama, Escambia County, Florida, Cobb and Douglas Counties of Georgia, Charleston County of South Carolina and Davidson County, Tennessee in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2015, we had total assets of approximately $5.1 billion, total loans of approximately $4.2 billion, total deposits of approximately $4.2 billion and total stockholders’ equity of approximately $449 million.

We operate our bank using a simple business model based on organic loan and deposit growth, generated through high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. This decentralized decision-making process allows individual lending officers varying levels of lending authority, based on the experience of the individual officer. When the total amount of loans to a borrower exceeds an officer’s lending authority, further approval must be obtained by the applicable regional chief executive officer (G. Carlton Barker – Montgomery, Andrew N. Kattos – Huntsville, B. Harrison Morris, III – Dothan, Rex D. McKinney – Pensacola, W. Bibb Lamar, Jr. – Mobile, Thomas G. Trouche – Charleston or Kenneth L. Barber - Atlanta) and/or our senior management team. Rather than relying on a more typical traditional, retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services.

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

We previously formed SF Holding 1, Inc. as a subsidiary of our bank. We also formed SF Realty 1, Inc., SF FLA Realty, Inc., and SF GA Realty, Inc., as subsidiaries SF Holding 1, Inc. Each of SF Realty 1, Inc., SF FLA Realty, Inc. and SF GA Realty, Inc. hold and manage participations in residential mortgages and commercial real estate loans originated by our bank in Alabama, Florida and Georgia, respectively, and each have elected to be treated as a real estate investment trust, or REIT, for U.S. income tax purposes. Each of these entities is consolidated into the Company.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to 256 community banks located in 11 states throughout the southern United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2015 our branches averaged approximately $234.7 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 41.8% of our total loan portfolio as of December 31, 2015.

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

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2015, we had expanded into eight additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

•	the availability of successful, experienced bankers with strong reputations in the market; and

•	the economic attributes of the market necessary to drive quality lending opportunities coupled with deposit-related characteristics of the potential market.

Prior to entering a new market, historically we have identified and built a team of experienced, successful bankers with market-specific knowledge to lead the bank’s operations in that market, including a regional chief executive officer. Generally, we or members of our senior management team are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. We also often assemble a non-voting advisory board of directors in our markets, comprised of directors representing a broad spectrum of business experience and community involvement in the market. We currently have advisory boards in each of the Huntsville, Montgomery, Dothan, Mobile, Pensacola and Atlanta markets.

We announced the hiring of Gregory W. Bryant as Executive Vice President and Regional CEO of the Tampa Bay area of Florida on January 25, 2016. Mr. Bryant will be establishing a banking presence for us in the Tampa Bay area by hiring a staff of experienced bankers and locating office space.

In addition to organic expansion, we may seek to expand through targeted acquisitions.

Markets and Competition

Our primary markets are broadly defined as the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to FDIC reports, total deposits in each of our primary market areas have expanded from 2005 to 2015 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2015	2005	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$31.3	$17.3	6.11%
Madison County, Alabama	6.3	4.2	4.14%
Montgomery County, Alabama	6.1	4.2	3.80%
Houston County, Alabama	2.3	1.5	4.37%
Mobile County, Alabama	6.4	5.2	2.10%
Escambia County, Florida	3.9	4.1	(0.50)%
Cobb County, Georgia	11.9	8.1	3.92%
Douglas County, Georgia	1.3	1.2	0.80%
Charleston County, South Carolina	9.2	5.9	4.54%
Davidson County, Tennessee	28.2	13.9	7.33%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2015 (the most recent date such numbers were reported by the FDIC), as reported by the FDIC:

Market (1)	Number of Branches	Our Market Deposits		Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$1,727.7	(2)	$34,051.1	5	5.07%
Huntsville MSA	2	632.8		7,049.8	3	8.98%
Montgomery MSA	2	450.6		7,503.6	6	6.01%
Dothan MSA	2	372.9		2,911.5	2	12.81%
Mobile MSA	2	142.4		6,418.2	8	2.22%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	264.9		5,090.6	6	5.20%
Georgia:
Atlanta-Sandy Springs-Roswell MSA	3	182.1		146,148.1	48	0.12%
South Carolina:
Charleston-North Charleston MSA	1	3.5		11,395.0	31	0.03%

(1) Represents metropolitan statistical areas (MSAs).

(2) Includes $68.9 million in deposits attributable to our office in Nashville, Tennessee, which was a loan production office as of June 30, 2015.

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2015, as reported by the FDIC:

Alabama	57.4%
Florida	0.8%
Georgia	6.2%
South Carolina	12.2%
Tennessee	21.5%

Each of our regional markets entered into since January 1, 2015 is described below:

Atlanta. In January 2015, we entered the Atlanta market with the acquisition of Metro Bancshares, Inc. and its subsidiary, Metro Bank. The acquisition added two offices, one in nearby Douglasville, Georgia and the other in nearby Kennesaw, Georgia. In July 2015, we opened a new office in the Cobb Galleria Centre located at the intersection of Interstates 75 and 285. The Atlanta MSA is comprised of 28 counties with a population of approximately 5.5 million and is the ninth largest metropolitan area in the country. Atlanta is home to 16 Fortune 500 companies and is considered the transportation/distribution hub of the Southeast. We believe that the number and array of small to mid-sized companies offers us unlimited growth potential. Forbes recently rated Atlanta the third best city in the country for entrepreneurs.

Charleston. In January 2015, we announced the hiring of a regional CEO, Thomas G. Trouche, to oversee our entrance and expansion into Charleston, South Carolina. The Charleston-North Charleston MSA comprises Charleston, Berkeley and Dorchester counties in South Carolina, and has a population of over 700,000 people. Major industries in the area include IT and advanced security, aerospace and aviation, biomedical and energy systems. Major employers within these industries are: Boeing, which employs approximately 7,000 workers in the area with an average salary of $77,000; the Medical University of South Carolina, which employs 8,000 directly and 21,000 in jobs that support its efforts; and Joint Base Charleston, which has over 10,000 on active duty and 3,000 on reserve duty. Port activity also drives much of the local economy with 8 million tons of cargo and $45 billion in economic impact annually.

Tampa. On January 25, 2016, we announced the hiring of a regional CEO, Gregory W. Bryant, to oversee our entrance and expansion into the Tampa Bay area of Florida. Tampa Bay includes the cities of Tampa, St. Petersburg, Clearwater and Lakeland, with a total population of over 5 million. A number of major drivers contribute to the area’s diverse economy: MacDill Air Force Base, home to Central Command, contributes an estimated $5 billion annually to the local economy; Tampa International Airport, already home to numerous domestic and international carriers, is undergoing a $1 billion expansion; three major league sports teams call the area home; the University of South Florida is ranked 50th in the nation in research spending; the Port of Tampa is one of the country’s most diverse seaports, with a bustling cruise business, inbound and outbound bulk cargo, and large ship repair yards; and, the world class beaches mean a healthy tourism industry. Known for a vibrant base of small and mid-size businesses, the area is also home to a number of large employers, including Baycare Medical Systems, Publix Supermarkets, Home Shopping Network, Tech Data, Wellcare HMO, Moffitt Cancer Center, and Busch Gardens.

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

Commercial Loans

Our commercial lending activity is directed principally toward businesses and professional service firms whose demand for funds falls within our legal lending limits. We make loans to small- and medium-sized businesses in our primary service areas for the purpose of upgrading plant and equipment, buying inventory and for general working capital. Typically, targeted business borrowers have annual sales between $2 million and $250 million. This category of loans includes loans made to individual, partnership and corporate borrowers, and such loans are obtained for a variety of business purposes. We offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas. These commercial lending products include seasonal loans, bridge loans and term loans for working capital, expansion of the business, or acquisition of property, plant and equipment. We also offer commercial lines of credit. The repayment terms of our commercial loans will vary according to the needs of each customer.

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

We underwrite our commercial loans primarily on the basis of the borrower’s cash flow, ability to service debt, and degree of management expertise. As a general practice, we take as collateral a security interest in any available real estate, equipment or personal property. Under limited circumstances, we may make commercial loans on an unsecured basis. Commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates. Perceived and actual risks may differ depending on the particular industry in which a borrower operates. General risks to an industry, such as an economic downturn or instability in the capital markets, or to a particular segment of an industry are monitored by senior management on an ongoing basis. When warranted, loans to individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed by the credit review committee or board of directors. Commercial and industrial borrowers are required to submit financial statements to us on a regular basis. We analyze these statements, looking for weaknesses and trends, and will assign the loan a risk grade accordingly. Based on this risk grade, the loan may receive an increased degree of scrutiny by management, up to and including additional loss reserves being required.

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

Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of 12 to 24 months, with interest payable monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80% of residential construction loans. Speculative construction loans will be based on the borrower’s financial strength and cash flow position. Development loans are generally limited to 75% of appraised value. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. During times of economic stress, construction and development loans typically have a greater degree of risk than other loan types.

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $34.5 million in 2015. Our allocation of loan loss reserve for these loans decreased $1.0 million to $5.4 million at December 31, 2015 compared to $6.4 million at the end 2014. Charge-offs for construction loans decreased from $1.3 million for 2014 to $0.7 million for 2015, and the overall quality of the construction loan portfolio has improved with $4.0 million rated as substandard at December 31, 2015 compared to $5.7 million at December 31, 2014.

Residential Real Estate Loans. Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate fixed-rate mortgages with long-term maturities. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. Risks associated with these loans are generally less significant than those of other loans and involve bankruptcies, economic downturn, customer financial problems and fluctuations in the value of real estate, and homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any “Alt-A” or subprime loans.

Consumer Loans

We offer a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans but less risky than commercial loans. Risk of default is usually determined by the well-being of the local economies. During times of economic stress, there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer-type loans is generally managed through policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

Our consumer loans include home equity loans (open- and closed-end), vehicle financing, loans secured by deposits, and secured and unsecured personal loans. These various types of consumer loans all carry varying degrees of risk.

Commitments and Contingencies

As of December 31, 2015, we had commitments to extend credit beyond current fundings of approximately $1.4 billion, had issued standby letters of credit in the amount of approximately $38.2 million, and had commitments for credit card arrangements of approximately $62.5 million.

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

Our net loan losses to average total loans decreased to 0.13% for the year ended December 31, 2015 from 0.17% for the year ended December 31, 2014, which was down from 0.33% for the year ended December 31, 2013. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2015, we had $7.8 million of non-accrual loans, of which approximately 75% are secured real estate loans. We have allocated approximately $5.4 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, $21.5 million to commercial and industrial loans, $16.1 million to real estate mortgage loans and $0.4 million to consumer loans and have a total loan loss reserve as of December 31, 2015 of $43.4 million. The loan loss reserve methodology incorporates qualitative factors which are based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2015.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts. To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. Our bank is a member of the FDIC, and thus our deposits are FDIC-insured.

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

Employees

We had 371 full-time equivalent employees as of December 31, 2015. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Supervision and Regulation

Both we and our bank are subject to extensive state and federal banking laws and regulations that impose restrictions on, and provide for general regulatory oversight of, our operations. These laws and regulations require compliance with various consumer protection provisions applicable to lending, deposits, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict our ability to repurchase our stock and receive dividends from our bank. These laws and regulations generally are intended to protect customers, rather than stockholders. The following discussion describes material elements of the regulatory framework that applies to us. However, the description below is not intended to summarize all laws and regulations applicable to us.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed in the section titled “—Bank Regulation and Supervision – Capital Adequacy.”

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

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include: factoring accounts receivable; making, acquiring, brokering or servicing loans and usual related activities; leasing personal property; operating a non-bank depository institution, such as a savings association; trust company functions; financial and investment advisory activities; discount securities brokerage activities; underwriting and dealing in government obligations and money market instruments; providing specified management consulting and counseling activities; performing selected data processing services and support services; acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and performing selected insurance underwriting activities. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature: lending, trust and other banking activities; insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state; providing financial, investment, or advisory services; issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; underwriting, dealing in or making a market in securities; other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks; foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad; merchant banking through securities or insurance affiliates; and insurance company portfolio investments. For us to qualify to become a financial holding company, the bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a Community Reinvestment Act rating of at least “satisfactory”. Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

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

Bank Regulation and Supervision

The bank is subject to extensive state and federal banking laws and regulations that impose restrictions on, and provide for general regulatory oversight of, our operations. These laws and regulations are generally intended to protect the bank’s customers, rather than our stockholders. The following discussion describes the material elements of the regulatory framework that applies to the bank.

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

Branching

Under current Alabama law, the bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department. In addition, with prior regulatory approval, the bank may acquire branches of existing banks located in Alabama. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states. We opened our initial offices in Pensacola, Florida, Nashville, Tennessee and Charleston, South Carolina using this mechanism.

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. The following information applies to an institution’s assessment base and assessment rate:

•	Assessment Base. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period.
•	Assessment Rate. An institution’s assessment rate is assigned by the FDIC on a quarterly basis. To assign an assessment rate, the FDIC designates an institution as falling into one of four risk categories, or as being a large and highly complex financial institution. The FDIC determines an institution’s risk category based on the level of the institution’s capitalization and on supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each risk category designation contains upward and downward adjustment factors based on long-term unsecured debt and brokered deposits. Assessment rates currently range from 0.025% per annum for an institution in the lowest risk category with the maximum downward adjustment, to 0.45% per annum for an institution in the highest risk category with the maximum upward adjustment. For the fourth quarter of 2015, the bank’s assessment rate was set at $0.0125, or $0.05 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2015, the bank’s FICO assessment was equal to $0.0015, or $0.0060 annually, per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund, and the amount the bank pays for deposit insurance is affected not only by the risk the bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. Systemic economic problems and changes in law have put pressure on the Deposit Insurance Fund in the past. In this regard, from 2009 to 2012, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in light of these types of pressures, the FDIC took several actions in 2009 to supplement the revenues received from its annual deposit insurance premium assessments. Such actions included imposing a one-time special assessment on insured institutions and requiring that insured institutions prepay their regular quarterly assessments for the fourth quarter of 2009 through 2012. The FDIC’s possible need to increase assessment rates, charge additional one-time assessment fees, and take other extraordinary actions to support the Deposit Insurance Fund is generally considered to be greater in periods of economic downturn. If the FDIC were to take these types of actions in the future, they could have a negative impact on the bank’s earnings.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liability of Commonly Controlled Depository Institutions

Under the Federal Deposit Insurance Act, an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damage is superior to claims of stockholders of the insured depository institution but is subordinate to claims of depositors, secured creditors, other general and senior creditors, and holders of subordinated debt (other than affiliates) of the institution.

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

Capital Adequacy

The federal banking regulators view capital levels as important indicators of an institution’s financial soundness. In this regard, we and the bank are required to comply with the capital adequacy standards established by the Federal Reserve (in our case) and the FDIC and the Alabama Banking Department (in the case of the bank). Such standards are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (“Basel Committee”).

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

Prior to January 1, 2015, the risk-based capital rules applicable to us and the bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved the final Basel III Rules Implementing the Basel III framework. These rules substantially revised the risk-based capital requirements applicable to bank holding companies and their bank subsidiaries, including us and the bank, when compared to the general risk-based capital rules under Basel I. The Basel III rules became effective for us and the bank on January 1, 2015 (subject to a phase-in period for certain provisions) and are described more fully below:

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

Basel III places more emphasis than previous capital adequacy requirements on common equity tier 1 capital, or “CET1,” which is predominately made up of retained earnings and common stock instruments. Basel III also introduces a capital conservation buffer, which is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the capital conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of CET1 or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets.

United States Implementation of Basel III

In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including us and the bank.

Among other things, the Basel III Capital Rules: (i) introduce CET1; (ii) specify that tier 1 capital consists of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the previous regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

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

The Basel III Capital Rules became effective as applied to us and the bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. As of December 31, 2015, our ratio of total CET1 capital to risk-weighted assets was 9.72%.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. When effective, the Basel III Capital Rules will amend those thresholds to reflect both (i) the generally heightened requirements for regulatory capital ratios, and (ii) the introduction of the CET1 capital measure. At December 31, 2015, the bank qualified for the well-capitalized category.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

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

Basel III also addresses liquidity management by proposing two new liquidity metrics for financial institutions. The first metric is the “Liquidity Coverage Ratio”, and it aims to require a financial institution to maintain sufficient high quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “Net Stable Funding Ratio,” and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $141.8 million in dividends as of December 31, 2015. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

Restrictions on Transactions with Affiliates and Insiders

We are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of: a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate; a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate. The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, certain of these transactions must also meet specified collateral requirements. The bank must also comply with other provisions designed to avoid the taking of low-quality assets.

We are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in these transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Commercial Real Estate Concentration Limits

In December 2006, the U.S. bank regulatory agencies issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”) loans. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

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

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the FDIC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the bank. The final rule became effective April 1, 2014, but the Federal Reserve extended the conformance period for all banking entities until July 21, 2015.

While the final rule and its accompanying materials comprise approximately 1,000 pages, banking entities that do not engage in any of the activities covered by the Volcker Rule (other than with respect to certain U.S. government obligations) are not required to adopt any formal compliance program specific to the Volcker Rule. We have reviewed the scope of the final rule and have concluded that it does not impact our operations.

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

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with the Dodd-Frank Act and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

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

Thomas A. Broughton, III (60) — Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton has spent the entirety of his 30-year banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (59) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (subsequently, Wachovia Bank and now Wells Fargo Bank) at its corporate headquarters in Birmingham, in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. During his employment with SouthTrust, Mr. Pouncey oversaw various operational and production functions in its nine-state footprint of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia, and while employed by Wachovia, Mr. Pouncey oversaw various operational and production functions in Alabama, Arizona, Tennessee and Texas.

William M. Foshee (61) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in the Huntsville MSA, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (58) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions with total fundings in excess of $2 billion.

Don G. Owens (64) – Mr. Owens has served as the Senior Vice President and Chief Credit Officer for us and the bank since 2012. Prior to joining us, Mr. Owens served as a retail branch manager of First Alabama Bank from 1973 to 1978, worked for C&I Bank (now Bank of America) from 1978 to 1982, including as a branch manager and commercial lender, worked for Republic Bank (now Bank of America) from 1982 to 1988, including as a commercial lender and credit administrator, and served as a Senior Vice President and Senior Loan Administrator for BBVA Compass from 1988 to 2012.

A brief description of the background of each of our regional chief executive officers is set forth below.

Kenneth L. Barber (61) –Mr. Barber has served as Executive Vice President and Atlanta President and Chief Executive Officer of the Bank since February 1, 2015 when the Company acquired Metro Bancshares, Inc. Mr. Barber chartered Metro Bank in 2007, growing total assets to approximately $230 million before being acquired by the Company. Prior to Metro Bank, Mr. Barber chartered two Atlanta-area banks and served in executive capacities at each. Mr. Barber is on the board of the Cobb Chamber of Commerce.

G. Carlton Barker (67) –Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

Gregory W. Bryant (52) – Mr. Bryant serves as Executive Vice President and Tampa Bay Area President and Chief Executive Officer of the Bank. His arrival at the Company was announced on January 25, 2016. Previously, Mr. Bryant was the President and CEO of Bay Cities Bank in Tampa, Florida from 2000 until its sale to Centennial Bank in October 2015. Prior to Bay Cities Bank, Mr. Bryant worked in various management capacities with GE Capital and SouthTrust Bank. Mr. Bryant served as Chair of the Florida Banker’s Association in 2012, and is active in the CEO Council of Tampa Bay and the Greater Tampa Chamber of Commerce.

Andrew N. Kattos (46) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves as a Board Member and Finance Chairperson for the Huntsville Hospital Foundation.

William Bibb Lamar, Jr. (72) – Mr. Lamar has served as the Mobile Regional Chief Executive Officer of ServisFirst Bank since March 2013. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 15 years and was formerly President of Alabama Banker’s Association.

Rex D. McKinney (53) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Member of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation and a member of the Board of Trustees of the St. Christopher’s Episcopal Church Endowment Trust Fund.

B. Harrison Morris, III (39) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Thomas G. Trouche (51) – Mr. Trouche has served as Executive Vice President and Charleston President and Chief Executive Officer of the Bank since December 2014. Prior to joining the Company, Mr. Trouche served in various roles with First Citizens Bank for over 13 years, most recently as their Coastal Division Executive. Mr. Trouche currently serves on the Board of Directors for the American Red Cross and the Charleston Symphony Orchestra.

ITEM 1A. RISK FACTORS.

Our business, financial condition and results of operation could be harmed by any of the following risks or by other risks identified in this annual report, as well as by other risks we may not have anticipated or viewed as material. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements presented elsewhere by management. The following list identifies and briefly summarizes certain risk factors. This list should not be viewed as complete or comprehensive, and the risks identified below are not the only risks facing our company. See also “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related To Our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions, including a return of recessionary conditions, and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on the services of our management team and board of directors, and the unexpected loss of key officers or directors may adversely affect our business and operations.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our or the bank’s executive officers, other key personnel, or directors leaves us or the bank, our operations may be adversely affected. In particular, we believe that our named executive officers and our regional chief executive officers are extremely important to our success and the success of our bank. If any of them leaves for any reason, our results of operations could suffer in such markets. With the exception of the key officers in charge of our Atlanta, Huntsville and Montgomery banking offices, we do not have employment agreements or non-competition agreements with any of our executive officers, including our named executive officers. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success. Any material change in the composition of our board of directors or the respective advisory boards of the bank could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to expand successfully into new markets.

We have opened new offices and operations in five primary markets (Pensacola, Florida, Mobile, Alabama, Atlanta, Georgia, Nashville, Tennessee and Charleston, South Carolina) in the past four years, and we are in the process of opening a new office in the Tampa Bay, Florida area. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2015, 51.2% of our loan portfolio was composed of commercial and consumer real estate loans, of which 67.6% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, such as occurred in the recent recession, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because of our recent growth, a large portion of our portfolio is relatively new, and therefore the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2015, our 10 largest borrowing relationships totaled over $211 million in commitments (including unfunded commitments), or approximately 5% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of sustained economic weakness, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2015 was $43.4 million, or 1.03% of total gross loans.

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

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If there were a failure of such a system, or if a system were circumvented, there could be a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our current strategy is to grow organically and, if appropriate, supplement that growth with select acquisitions. Our ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, and changes in banking laws, among other factors. Failure to manage our growth effectively could adversely affect our ability to successfully implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of an aggregate of 750,000 shares of our common stock at $13.833 per share, or $10,375,000, in a private placement completed on December 2, 2013;
•	the sale of an aggregate of 1,875,000 shares of our common stock at $30.333 per share, or $56,874,000, exclusive of underwriting discounts, in our initial public offering completed May 19, 2014; and
•	the sale of $34,750,000 in 5% subordinated notes due July 15, 2025 to accredited investor purchasers in July 2015.

After giving effect to these transactions, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will either have to issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Unpredictable economic conditions or a natural disaster in any of our market areas may have a material adverse effect on our financial performance.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets. Therefore, our success will depend on the general economic conditions in these areas, and more particularly in Birmingham, Huntsville, Dothan, Montgomery and Mobile, Alabama, Pensacola, Florida, Atlanta, Georgia, Charleston, South Carolina and Nashville, Tennessee, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in such markets than those of larger, more geographically diverse competitors. Our entry into the Pensacola, Florida Mobile, Alabama and Charleston, South Carolina markets increased our exposure to potential losses associated with hurricanes and similar natural disasters that are more common in coastal areas than in our other markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects any of the markets in which we operate, including existing or prospective property or borrowers in such markets may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to implement new technology-driven products and services, which could reduce our ability to effectively compete or increase our overall expenses and have a material adverse effect on our net income.

Our information systems may experience a failure or interruption.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending, or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth and may not even be able to expand our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. We have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2015, we held $5.4 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2015, meaning that our net interest income and economic value of equity would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects. The continuation of the current low interest rate environment or a deflationary environment with the possibility of negative interest rates could affect consumer and business behavior in ways that are adverse to us and could affect our ability to increase net interest income.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 80% of the bank’s liabilities as of December 31, 2015 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 83% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2015, the fair value of our investment securities portfolio was approximately $370.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a bank holding company, we are subject to federal regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of various federal and state agencies including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama State Banking Department (the “Alabama Banking Department”). Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations, particularly as a result of regulations adopted under the Dodd-Frank Act. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

Changes in laws, government regulation, and monetary policy may have a material adverse effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the United States Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on earnings.

As a member institution of the FDIC, the bank is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the fund to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, the bank could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to us.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The rights of our common stockholders are subordinate to the rights of the holders of any preferred or any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

Our board of directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock, without stockholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Because our ability to pay dividends on our common stock in the future will depend on our and our bank’s financial condition as well as factors outside of our control, our common stockholders bear the risk that no dividends will be paid on our common stock in future periods or that, if paid, such dividends will be reduced or eliminated, which may negatively impact the market price of our common stock.

We and our bank are subject to capital and other requirements which restrict our ability to pay dividends.

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2015, our bank could pay approximately $141.8 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Certain provisions of our certificate of incorporation, as amended (or our “charter”), and bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2015, we operated through 18 banking offices. Our Shades Creek Parkway office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State
MSA
Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
100 St. Joseph Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
Total		2 Offices

Total Offices in Alabama		11 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Baylen Street, Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

Georgia:
Atlanta-Sandy Springs-Roswell
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
2454 Kennesaw Due West Road	Kennesaw	30152	Owned	12/12/2011
Total		3 Offices

South Carolina:
Charleston-North Charleston
1156 Bowman Road, Suite 200	Mount Pleasant	29464	Leased	4/20/2015

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013

Total offices		18 Offices

(1)  Offices relocated to this address. Original offices opened on date indicated.

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor the bank is currently subject to any material legal proceedings. In the ordinary course of business, the bank is involved in routine litigation, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the bank’s business. Management, based upon the advice of legal counsel, does not believe that there are any threatened proceedings against us or the bank which will have a material effect on our or the bank’s business, financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 22, 2016, there were 747 holders of record of our common stock. As of the close of business on February 22, 2016, the price of our common stock was $36.79 per share.

The following table sets forth the reported high and low sales price of our common stock as quoted on the NASDAQ during each quarter since we completed our initial public offering in May 2014.

	Year Ended December 31,
	2015			2014
	High	Low	Cash Dividend	High	Low	Cash Dividend
First quarter	$33.00	$29.88	$0.05	NA	NA		NA
Second quarter	38.00	32.40	0.06	$30.96	$26.50	$	NA
Third quarter	43.15	24.77	0.06	30.30	27.52		0.05
Fourth quarter	49.88	37.94	0.06	35.10	28.00		0.05
			$0.23				$0.10

Dividends

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2015 other than those previously reported in our reports filed with the Securities and Exchange Commission.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2015.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any.

Plan Category	Number of Securities Issued/To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Award-Plans Approved by Security Holders	1,249,417	$13.32	2,099,510

Equity Compensation Awards-Plans Not Approved by Security Holders	-	-	-
Total	1,249,417	$13.32	2,099,510

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

We have granted 237,088 shares of restricted stock under the 2009 Amended and Restated Stock Incentive Plan. These shares generally vest between three and five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios,” “Core Performance Ratios,” “Asset Quality Ratios,” “Liquidity Ratios,” “Capital Adequacy Ratios” and “Growth Ratios,” the selected historical consolidated financial data as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$5,095,509	$4,098,679	$3,520,699	$2,906,314	$2,460,785
Total Loans	4,216,375	3,359,858	2,858,868	2,363,182	1,830,742
Loans, net	4,172,956	3,324,229	2,828,205	2,336,924	1,808,712
Securities available for sale	342,938	298,310	265,728	233,877	293,809
Securities held to maturity	27,426	29,355	32,274	25,967	15,209
Cash and due from banks	46,614	48,519	61,370	58,031	43,018
Interest-bearing balances with banks	270,836	248,054	188,411	119,423	99,350
Fed funds sold	34,785	891	8,634	3,291	100,565
Mortgage loans held for sale	8,249	5,984	8,134	25,826	17,859
Restricted equity securities	4,954	3,921	4,230	3,941	3,501
Premises and equipment, net	19,434	7,815	8,351	8,847	4,591
Deposits	4,223,888	3,398,160	3,019,642	2,511,572	2,143,887
Other borrowings	407,997	284,288	194,320	136,982	84,219
Subordinated debentures	-	-	-	15,050	30,514
Other liabilities	14,477	9,018	9,545	9,453	5,873
Stockholders' Equity	449,147	407,213	297,192	233,257	196,292
Selected income Statement Data:
Interest income	$179,975	$144,725	$126,081	$109,023	$91,411
Interest expense	17,704	14,119	13,619	14,901	16,080
Net interest income	162,271	130,606	112,462	94,122	75,331
Provision for loan losses	12,847	10,259	13,008	9,100	8,972
Net interest income after provision for loan losses	149,424	120,347	99,454	85,022	66,359
Noninterest income	13,963	11,229	10,010	9,643	6,926
Noninterest expense	74,382	57,598	47,489	43,100	37,458
Income before income taxes	89,005	73,978	61,975	51,565	35,827
Income taxes expenses	25,465	21,601	20,358	17,120	12,389
Net income	63,540	52,377	41,617	34,445	23,438
Net income available to common stockholders	63,260	51,946	41,201	34,045	23,238
Per common Share Data:
Net income, basic	$2.46	$2.18	$2.00	$1.89	$1.34
Net income, diluted	2.39	2.09	$1.90	$1.66	$1.18
Book value	17.29	14.81	$11.67	$10.28	$8.78
Weighted average shares outstanding:
Basic	25,713,233	23,855,001	20,607,213	17,989,311	17,278,572
Diluted	26,442,554	24,818,221	21,806,025	20,825,256	20,247,489
Actual shares outstanding	25,972,698	24,801,518	22,050,036	18,806,436	17,796,546
Selected Performance Ratios:
Return on average assets	1.38%	1.39%	1.32%	1.31%	1.12%
Return on average stockholders' equity	14.56%	14.43%	15.70%	15.99%	14.86%
Dividend payout ratio	10.04%	9.57%	8.79%	10.02%	-%
Net interest margin (1)	3.75%	3.68%	3.80%	3.80%	3.79%
Efficiency ratio (2)	42.21%	40.61%	38.78%	41.54%	45.54%
Core Performance Data (3)
Core net income available to common stockholders	$65,027	$53,558
Core earnings per share, basic	2.53	2.25
Core earnings per share, diluted	2.46	2.16
Core return on average assets	1.42%	1.44%
Core return on average stockholders' equity	14.96%	15.00%
Core return on average common stockholders' equity	15.73%	16.74%
Core efficiency ratio	40.73%	38.86%
Asset quality Ratios:
Net charge-offs to average loans outstanding	0.13%	0.17%	0.33%	0.24%	0.32%
Non-performing loans to totals loans	0.18%	0.30%	0.34%	0.44%	0.75%
Non-performing assets to total assets	0.26%	0.41%	0.64%	0.69%	1.06%
Allowance for loan losses to total gross loans	1.03%	1.06%	1.07%	1.11%	1.20%
Allowance for loan losses to total non-performing loans	558.95%	354.52%	314.94%	253.50%	159.96%
Liquidity Ratios:
Net loans to total deposits	98.79%	97.82%	93.66%	93.05%	84.37%
Net average loans to average
earning assets	86.24%	83.94%	84.65%	79.82%	76.71%
Noninterest-bearing deposits to total deposits	24.94%	23.85%	21.54%	21.71%	19.54%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	8.81%	9.94%	8.44%	8.03%	7.97%
CET1 capital (4)	9.72%	NA	NA	NA	NA
Tier 1 capital (5)	9.73%	11.75%	10.00%	9.89%	11.39%
Total capital (6)	11.95%	13.38%	11.73%	11.78%	12.79%
Leverage ratio (7)	8.55%	9.91%	8.48%	8.43%	9.17%
Growth Ratios:
Percentage change in net income	21.31%	25.85%	20.82%	46.96%	34.87%
Percentage change in diluted net income per share	14.35%	10.00%	14.46%	40.68%	24.21%
Percentage change in assets	24.32%	16.42%	21.14%	18.11%	27.16%
Percentage change in net loans	25.53%	17.54%	21.02%	29.20%	31.38%
Percentage change in deposits	24.30%	12.54%	20.23%	17.15%	21.90%
Percentage change in equity	10.30%	37.02%	27.41%	18.83%	67.63%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) Core metrics for 2015 exclude a non-routine expenses related to our acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the bank, and a non-routine expense resulting from the initial funding of reserves for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank's Interagency Policy Statement SR 06-17. Core metrics for 2014 exclude a non-routine expense related to the correction of our accounting for vested stock options granted to our advisory board members in our Huntsville, Montgomery and Dothan, Alabama markets, and a non-routine expense related to the acceleration of vesting of stock options previously granted to our advisory board members in our Mobile, Alabama and Pensacola, Florida markets. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures." None of the other periods included in our selected consolidated financial information are affected by such non-routine expenses.

(4) CET1 capital ratio includes common stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets divided by total risk-weighted assets.

(5) Tier 1 capital ratio includes CET1 and qualifying minority interest divided by total risk-weighted assets.

(6) Total capital ratio includes Tier 1 capital plus qualifying portions of subordinated debt and allowance for loan losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets.

(7) Tier 1 leverage ratio includes Tier 1 capital divided by average assets less intangible assets.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

We recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the bank, and recorded an expense of $500,000 resulting from the initial funding of reserves for unfunded loan commitments for the first quarter of 2015, consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. We recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. The non-GAAP financial measures included in this annual report on Form 10-K results for the year ended December 31, 2015 are “core net income available to common stockholders,” “core earnings per share, basic,” “core earnings per share, diluted,” “core return on average assets,” “core return on average stockholders’ equity,” “core return on average common stockholders’ equity” and “core efficiency ratio.” Each of these seven core financial measures excludes the impact of the non-routine expense attributable to the correction of our accounting for stock options, the acceleration of vesting of stock options, expenses related to the acquisition of Metro and the initial funding of reserves for unfunded loan commitments. None of the other periods included in our selected financial data are affected by this correction and acceleration of vesting.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the years ended December 31, 2015 and 2014. All amounts are in thousands, except share and per share data.

	2015	2014
Provision for income taxes - GAAP	$25,465	$21,601
Adjustments:
Adjustment for non-routine expense	829	865
Core income tax expense - non-GAAP	$26,294	$22,466
Net income available to common stockholders - GAAP	$63,260	$51,946
Adjustments:
Adjustment for non-routine expense	1,767	1,612
Core net income available to common stockholders - non-GAAP	$65,027	$53,558
Earnings per share, basic - GAAP	$2.46	$2.18
Weighted average shares outstanding, diluted	25,713,233	23,855,001
Core earnings per share, basic - non-GAAP	$2.53	$2.25
Earnings per share, diluted - GAAP	$2.39	$2.09
Weighted average shares outstanding, diluted	26,442,554	24,818,221
Core earnings per share, diluted - non-GAAP	$2.46	$2.16
Return on average assets - GAAP	1.38%	1.39%
Net income - GAAP	$63,540	$52,377
Adjustments:
Adjustment for non-routine expense	1,767	1,612
Core net income - non-GAAP	65,307	53,989
Average assets	$4,591,861	$3,758,184
Core return on average assets - non-GAAP	1.42%	1.44%
Return on average stockholders' equity - GAAP	14.56%	14.43%
Average stockholders' equity	$436,544	$359,963
Core return on average stockholders' equity - non-GAAP	14.96%	15.00%
Return on average common stockholders' equity	15.30%	16.23%
Average common stockholders' equity	$413,445	$320,005
Core return on average common stockholders' equity - non-GAAP	15.73%	16.74%
Efficiency ratio - GAAP	42.21%	40.61%
Non-interest expense - GAAP	$74,382	$57,598
Adjustments:
Adjustment for non-routine expense	2,596	2,477
Core non-interest expense - non-GAAP	71,786	55,121
Net interest income	162,271	130,606
Non-interest income	13,963	11,229
Total net interest income and non-interest income	$176,234	$141,835
Core efficiency ratio - non-GAAP	40.73%	38.86%

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

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 18 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile and Houston Counties in Alabama, Escambia County in Florida, Cobb and Douglas County in Georgia, Charleston County in South Carolina and Davidson County in Tennessee. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, the Pensacola-Ferry Pass-Brent, Florida MSA, the Atlanta-Sandy Springs-Roswell, Georgia MSA, the Charleston-North Charleston, South Carolina MSA and the Nashville-Davidson-Murfreesboro-Franklin, Tennessee MSA. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consisting of assets that have been acquired through foreclosure, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the ALLL. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as OREO expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Goodwill and Other Identifiable Intangible Assets

Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro. The core deposit intangible is being amortized over 7 years and the estimated useful life is periodically reviewed for reasonableness.

The Company has recorded $13.6 million of goodwill at December 31, 2015 in connection with the acquisition of Metro Bancshares, Inc. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

Results of Operations

Net Income

Net income available to common stockholders was $63.3 million for the year ended December 31, 2015, compared to $51.9 million for the year ended December 31, 2014. This increase in net income is primarily attributable to an increase in net interest income, which increased $31.7 million, or 24.3%, to $162.3 million in 2015 from $130.6 million in 2014. Noninterest income increased $2.8 million, or 25.0%, to $14.0 million in 2015 from $11.2 million in 2014. Noninterest expense increased by $16.8 million, or 29.2%, to $74.4 million in 2015 from $57.6 million in 2014. Basic and diluted net income per common share were $2.46 and $2.39, respectively, for the year ended December 31, 2015, compared to $2.18 and $2.09, respectively, for the year ended December 31, 2014. Return on average assets was 1.38% in 2015, compared to 1.39% in 2014, and return on average stockholders’ equity was 14.56% in 2015, compared to 14.43% in 2014.

Net income available to common stockholders for the year ended December 31, 2014 was $51.9 million, compared to $41.2 million for the year ended December 31, 2013. This increase in net income is primarily attributable to an increase in net interest income, which increased $18.1 million, or 16.1%, to $130.6 million in 2014 from $112.5 million in 2013. Noninterest income increased $1.2 million, or 12.0%, to $11.2 million in 2014 from $10.0 million in 2013. Noninterest expense increased by $10.1 million, or 21.3%, to $57.6 million in 2014 from $47.5 million in 2013. Basic and diluted net income per common share were $2.18 and $2.09, respectively, for the year ended December 31, 2014, compared to $2.00 and $1.90, respectively, for the year ended December 31, 2013. Return on average assets was 1.39% in 2014, compared to 1.32% in 2013, and return on average stockholders’ equity was 14.43% in 2014, compared to 15.70% in 2013. This decrease in return on average stockholders’ equity was the result of our initial public offering in May 2014, which increased equity by approximately $52.1 million.

The following table presents some ratios of our results of operations for the years ended December 31, 2015, 2014 and 2013.

	For the years ended December 31,
	2015	2014	2013
Return on average assets	1.38%	1.39%	1.32%
Return on average stockholders' equity	14.56%	14.43%	15.70%
Dividend payout ratio	10.04%	9.57%	8.79%
Average stockholders' equity to average total assets	9.51%	9.58%	8.43%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2015 compared to 2014, and for the years ended December 31, 2014 compared to 2013, respectively.

	Year Ended December 31,
	2015	2014	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$179,975	$144,725	24.36%
Interest expense	17,704	14,119	25.39%
Net interest income	162,271	130,606	24.24%
Provision for loan losses	12,847	10,259	25.23%
Net interest income after provision for loan losses	149,424	120,347	24.16%
Noninterest income	13,963	11,229	24.35%
Noninterest expense	74,382	57,598	29.14%
Net income before taxes	89,005	73,978	20.31%
Taxes	25,465	21,601	17.89%
Net income	63,540	52,377	21.31%
Dividends on preferred stock	280	431	(35.03)%
Net income available to common stockholders	$63,260	$51,946	21.78%

	Year Ended December 31,
	2014	2013	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$144,725	$126,081	14.79%
Interest expense	14,119	13,619	3.67%
Net interest income	130,606	112,462	16.13%
Provision for loan losses	10,259	13,008	(21.13)%
Net interest income after provision for loan losses	120,347	99,454	21.01%
Noninterest income	11,229	10,010	12.18%
Noninterest expense	57,598	47,489	21.29%
Net income before taxes	73,978	61,975	19.37%
Taxes	21,601	20,358	6.11%
Net income	52,377	41,617	25.85%
Dividends on preferred stock	431	416	3.61%
Net income available to common stockholders	$51,946	$41,201	26.08%

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

Net interest income increased $31.7 million, or 24.3%, to $162.3 million for the year ended December 31, 2015 from $130.6 million for the year ended December 31, 2014. This was due to an increase in total interest income of $35.3 million, or 24.4%, partially offset by an increase in total interest expense of $3.6 million, or 25.4%. The increase in total interest income was primarily attributable to a 25.16% increase in average loans outstanding from 2014 to 2015, which was the result of growth in all of our markets.

Net interest income increased $18.1 million, or 16.1%, to $130.6 million for the year ended December 31, 2014 from $112.5 million for the year ended December 31, 2013. This was due to an increase in total interest income of $18.6 million, or 14.8%, partially offset by an increase in total interest expense of $0.5 million, or 3.7%. The increase in total interest income was primarily attributable to a 18.60% increase in average loans outstanding from 2013 to 2014, which was the result of growth in all of our markets, including in Mobile, Alabama and Nashville, Tennessee, our two newest markets at that time.

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

The following table shows, for the years ended December 31, 2015, 2014 and 2013, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2015			2014			2013
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income:
Taxable (1)	$3,815,202	$170,723	4.47%	$3,042,968	$135,487	4.45%	$2,573,621	$118,032	4.59%
Tax-exempt (2)	9,905	496	5.01	13,176	527	4.00	3,274	170	5.19
Total loans, net of unearned income	3,825,107	171,219	4.48	3,056,144	136,014	4.45	2,576,895	118,202	4.59
Mortgage loans held for sale	7,912	237	3.00	5,704	210	3.68	12,953	306	2.36
Debt securities:
Taxable	193,803	4,332	2.24	186,376	4,464	2.40	149,996	3,906	2.60
Tax-exempt (2)	136,305	5,448	4.00	125,269	5,329	4.25	115,829	4,884	4.22
Total debt securities (3)	330,108	9,780	2.96	311,645	9,793	3.14	265,825	8,790	3.31
Federal funds sold	31,014	128	0.41	55,680	159	0.29	44,106	110	0.25
Restricted equity securities	4,798	183	3.81	4,002	131	3.27	4,299	93	2.16
Interest-bearing balances with banks	189,361	530	0.28	167,782	416	0.25	100,417	280	0.28
Total interest-earning assets	$4,388,300	$182,077	4.15%	$3,600,957	$146,723	4.07%	$3,004,495	$127,781	4.25%
Non-interest-earning assets:
Cash and due from banks	60,778			57,894			45,528
Net premises and equipment	17,206			8,430			9,148
Allowance for loan losses, accrued interest and other assets	125,577			90,903			84,297
Total assets	$4,591,861			$3,758,184			$3,143,468

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$584,756	$1,656	0.28%	$489,210	$1,294	0.26%	$433,931	$1,201	0.28%
Savings	37,683	109	0.29	26,480	75	0.28	21,793	61	0.28
Money market	1,786,045	8,302	0.46	1,523,120	6,775	0.44	1,244,957	5,810	0.47
Time deposits	478,819	4,828	1.01	401,182	4,276	1.07	404,927	4,758	1.18
Federal funds purchased	272,031	860	0.32	202,690	567	0.28	167,063	462	0.28
Other borrowings	37,272	1,948	5.23	19,957	1,132	5.67	21,780	1,327	6.09
Total interest-bearing liabilities	$3,196,606	$17,703	0.55%	$2,662,639	$14,119	0.53%	$2,294,451	$13,619	0.59%
Non-interest-bearing liabilities:
Non-interest-bearing checking	944,019			723,338			576,072
Other liabilities	14,692			12,244			7,835
Stockholders' equity	432,064			355,060			259,631
Unrealized gains on securities and derivatives	4,480			4,903			5,479
Total liabilities and stockholders' equity	$4,591,861			$3,758,184			$3,143,468
Net interest spread			3.60%			3.54%			3.66%
Net interest margin			3.75%			3.68%			3.80%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,384,000, $1,025,000 and $551,000 are included in interest income in 2015, 2014 and 2013, respectively.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(3) Unrealized gains of $6,679,000, $7,545,000 and $8,408,000 are excluded from the yield calculation in 2015, 2014 and 2013, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2015 Compared to 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2014 Compared to 2013 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$34,553	$683	$35,236	$20,984	$(3,529)	$17,455
Tax-exempt	(147)	116	(31)	404	(47)	357
Total loans, net of unearned income	34,406	799	35,205	21,388	(3,576)	17,812
Mortgage loans held for sale	71	(44)	27	(219)	123	(96)
Debt securities:
Taxable	174	(306)	(132)	890	(332)	558
Tax-exempt	452	(333)	119	402	43	445
Total debt securities	626	(639)	(13)	1,292	(289)	1,003
Federal funds sold	(86)	55	(31)	32	17	49
Equity securities	28	24	52	(7)	45	38
Interest-bearing balances
with banks	56	58	114	170	(34)	136
Total interest-earning assets	35,101	253	35,354	22,656	(3,714)	18,942

Interest-bearing liabilities:
Interest-bearing demand deposits	266	96	362	148	(55)	93
Savings	32	2	34	13	1	14
Money market	1,211	316	1,527	1,248	(283)	965
Time deposits	793	(241)	552	(44)	(438)	(482)
Federal funds purchased	212	81	293	100	5	105
Other borrowed funds	911	(95)	816	(107)	(88)	(195)
Total interest-bearing liabilities	3,425	159	3,584	1,358	(858)	500
Increase in net interest income	$31,676	$94	$31,770	$21,298	$(2,856)	$18,442

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

From 2014 to 2015, we experienced a favorable variance relating to the interest rate component because average yields on loans increased more than average rates paid on interest-bearing deposits. From 2013 to 2014, we experienced an unfavorable variance relating to the interest rate component because average yields on loans decreased more than average rates paid on interest-bearing deposits. Our growth in loans continues to drive favorable volume component change and overall change.

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

Our net interest spread and net interest margin were 3.60% and 3.75%, respectively, for the year ended December 31, 2015, compared to 3.54% and 3.68%, respectively, for the year ended December 31, 2014. Our average interest-earning assets for the year ended December 31, 2015 increased $787.3 million, or 21.9%, to $4.4 billion from $3.6 billion for the year ended December 31, 2014. This increase in our average interest-earning assets was due to continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $534.0 million, or 20.1%, to $3.2 billion for the year ended December 31, 2015 from $2.7 billion for the year ended December 31, 2014. All of our markets in operation for the full year of 2015 showed an increase in total deposits, except Atlanta, which had a 2% decrease in total deposits during 2015. The ratio of our average interest-earning assets to average interest-bearing liabilities was 137.3% and 135.2% for the years ended December 31, 2015 and 2014, respectively, as average noninterest-bearing deposits grew by $220.7 million in 2015.

Our average interest-earning assets produced a taxable equivalent yield of 4.15% for the year ended December 31, 2015, compared to 4.07% for the year ended December 31, 2014. The average rate paid on interest-bearing liabilities was 0.55% for the year ended December 31, 2015, compared to 0.53% for the year ended December 31, 2014.

Our net interest spread and net interest margin were 3.54% and 3.68%, respectively, for the year ended December 31, 2014, compared to 3.66% and 3.80%, respectively, for the year ended December 31, 2013. Our average interest-earning assets for the year ended December 31, 2014 increased $596.5 million, or 19.9%, to $3.6 billion from $3.0 billion for the year ended December 31, 2013. This increase in our average interest-earning assets was attributable to the Metro acquisition, which included $182.4 million in earnings assets as of the closing date on January 31, 2015, continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $368.2 million, or 16.0%, to $2.7 billion for the year ended December 31, 2014 from $2.3 billion for the year ended December 31, 2013. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. The ratio of our average interest-earning assets to average interest-bearing liabilities was 135.2% and 130.9% for the years ended December 31, 2014 and 2013, respectively, as average noninterest-bearing deposits grew by $147.3 million in 2014.

Our average interest-earning assets produced a taxable equivalent yield of 4.07% for the year ended December 31, 2014, compared to 4.25% for the year ended December 31, 2013. The average rate paid on interest-bearing liabilities was 0.53% for the year ended December 31, 2014, compared to 0.59% for the year ended December 31, 2013.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the ALLL at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2015, total loans rated Special Mention, Substandard, and Doubtful were $117.0 million, or 2.8% of total loans, compared to $77.6 million, or 2.3% of total loans, at December 31, 2014. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses as a percentage of loans was diluted in 2015 by the acquisition of $149 million of loans of Metro Bank which were recorded at net fair value.

The provision expense for loan losses was $12.8 million for the year ended December 31, 2015, an increase of $2.5 million from $10.3 million in 2014. This increase in provision expense for loan losses for 2015 is primarily attributable to loan growth. Also, nonperforming loans decreased to $7.8 million, or 0.18% of total loans, at December 31, 2015 from $10.1 million, or 0.30% of total loans, at December 31, 2014. During 2015, we had net charged-off loans totaling $5.1 million, compared to net charged-off loans of $5.3 million for 2014. The ratio of net charged-off loans to average loans was 0.13% for 2015 compared to 0.17% for 2014. The ALLL totaled $43.4 million, or 1.03% of loans, net of unearned income, at December 31, 2015, compared to $35.6 million, or 1.06% of loans, net of unearned income, at December 31, 2014.

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

Noninterest Income

Noninterest income increased $2.8 million, or 25.0%, to $14.0 million in 2015 from $11.2 million in 2014. Service charges on deposit accounts increased $0.8 million, or 18.6%, to $5.1 million in 2015 compared to 2014 due to increases in the number of accounts resulting from organic growth and the acquisition of Metro in February 2015. The cash surrender value of bank-owned life insurance contracts increased $0.3 million, or 15.0%, to $2.6 million in 2015 compared to 2014 which is the result of additional investment of $15.0 million in such contracts in September 2014 and $2.7 million in contracts from the acquisition of Metro. Other operating income increased $0.9 million, or 34.5%, to $3.5 million in 2015 compared to 2014 due to loan growth. Mortgage banking income increased $0.6 million, or 31.0%, to $2.7 million in 2015 compared to 2014. The number of mortgages closed and sold increased by 21% from 2014 to 2015.

Noninterest income increased $1.2 million, or 12.0%, to $11.2 million in 2014 from $10.0 million in 2013. Service charges on deposit accounts increased $1.1 million, or 34.4%, to $4.3 million in 2014 compared to 2013 due to increases in the number of accounts and higher NSF fees. Increases in the cash surrender value of bank-owned life insurance contracts were up $0.3 million, or 15.0%, to $2.3 million in 2014 compared to 2013 which is the result of additional investment of $15.0 million in such contracts in September 2014. Other operating income increased $0.5 million, or 22.9%, to $2.6 million in 2014 compared to 2013 due to loan growth. Mortgage banking income decreased $0.5 million, or 18.5%, to $2.0 million in 2014 compared to 2013. Higher mortgage rates and a general slow-down in refinance activity during 2014 compared to 2013 lead to lower mortgage banking revenue.

Noninterest Expense

Noninterest expenses increased $16.8 million, or 29.2%, to $74.4 million for the year ended December 31, 2015 from $57.6 million for the year ended December 31, 2014. This increase is largely attributable to increased salary and employee benefits expense and the write-down of investments in tax credit partnerships. Increases in salary and benefit expenses occurred as a result of Metro employees coming over in February 2015, staff additions related to our expansion into other new markets, increased incentive pay and general merit increases, offset by non-routine expenses in 2014 associated with the correction of accounting for vested stock options and acceleration of vesting of stock options previously granted to members of our advisory boards in our markets as explained further below. We had 371 full-time equivalent employees at December 31, 2015 compared to 298 at December 31, 2014, a 24.5% increase. The increase in number of employees is the result of Metro employees coming over, our continued expansion into new markets, additional sales and sales support staff in our existing regional markets and added support staff in our headquarters in Birmingham. Equipment and occupancy expense increased $0.8 million, or 15.2%, to $6.4 million in 2015 compared to $5.5 million in 2014. This increase is the result of the addition of the Metro Bank offices, our new office in the Cobb Galleria area of Atlanta and our relocation to larger offices in our newer markets of Nashville and Charleston. FDIC assessments were up $0.6 million, or 27.0%, to $2.7 million in 2015 from $2.1 million in 2014, mostly a result of increases in total assets, which is the major component of our assessment base. We incurred $2.1 million in expenses related to our acquisition and merger of Metro during 2015. Other operating expenses increased $5.5 million, or 36.8%, to $20.5 million in 2015 compared to $15.0 million in 2014. Write-downs and losses of our investments in tax credit partnerships were $4.1 million in 2015 in connection with tax credits recognized during the year. This compared to write-downs and losses in 2014 of $2.8 million. Tax credits increased by $2.0 million in 2015 compared to 2014, which is reflected in a lower effective tax rate for 2015. Changes in other operating expenses from 2014 to 2015 are detailed in Note 17, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Noninterest expenses increased $10.1 million, or 21.3%, to $57.6 million for the year ended December 31, 2014 from $47.5 million for the year ended December 31, 2013. This increase is largely attributable to increased salary and employee benefits expense, which is a result of staff additions related to our expansion, increased incentive pay, general merit increases and non-routine expenses associated with the correction of accounting for vested stock options and acceleration of vesting of stock options. We had 298 full-time equivalent employees at December 31, 2014 compared to 262 at December 31, 2013, a 13.7% increase. The increase in number of employees is the result of our continued expansion into new markets, additional sales and sales support staff in our existing regional markets and added support staff in our headquarters in Birmingham. We recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. Equipment and occupancy expense increased $0.3 million, or 5.8%, to $5.5 million in 2014 compared to $5.2 million in 2013 with new markets. Professional services expenses were up $0.6 million, or 33.3%, to $2.4 million in 2014 compared to $1.8 million in 2013 with our 2014 public offering. FDIC assessments were up $0.3 million, or 16.7%, to $2.1 million in 2014 from $1.8 million in 2013, mostly a result of increases in total assets, which is the major component of our assessment base. Other operating expenses increased $4.1 million, or 37.6%, to $15.0 million in 2014 compared to $10.9 million in 2013. We wrote down our investments in tax credit partnerships by $2.6 million in 2014 in connection with tax credits recognized during the year. This compared to write-downs in 2013 of only $0.4 million. Tax credits increased by $1.3 million in 2014 compared to 2013, which is reflected in a lower effective tax rate for 2014. Changes in other operating expenses from 2013 to 2014 are detailed in Note 17, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $25.5 million for the year ended December 31, 2015 compared to $21.6 million in 2014 and $20.4 million in 2013. Our effective tax rates for 2015, 2014 and 2013 were 28.61%, 29.20% and 32.85%, respectively. The decrease in the effective tax rate for 2014 and 2015 primarily relates to historic rehabilitation tax credits recognized in those years. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $82.5 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets at December 31, 2015, were $5.1 billion, an increase of $1.0 billion, or 24.4%, over total assets of $4.1 billion at December 31, 2014. Average assets for the year ended December 31, 2015 were $4.6 billion, an increase of $0.8 billion, or 21.1%, over average assets of $3.8 billion for the year ended December 31, 2014. Loan growth was the primary reason for the increase. Year-end 2015 loans were $4.2 billion, up $0.8 billion, or 23.5%, over year-end 2014 total loans of $3.4 billion.

Total assets at December 31, 2014, were $4.1 billion, an increase of $0.6 billion, or 17.1%, over total assets of $3.5 billion at December 31, 2013. Average assets for the year ended December 31, 2014 were $3.8 billion, an increase of $0.7 billion, or 22.6%, over average assets of $3.1 billion for the year ended December 31, 2013. Loan growth was the primary reason for the increase. Year-end 2014 loans were $3.4 billion, up $0.5 billion, or 17.2%, over year-end 2013 total loans of $2.9 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2015 were $5.0 billion, or 98.0% of total assets of $5.1 billion. Earning assets at December 31, 2014 were $4.0 billion, or 97.6% of total assets of $4.1 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2015, mortgage-backed securities represented 43% of the investment portfolio, state and municipal securities represented 41% of the investment portfolio, U.S. Treasury and government agencies represented 12% of the investment portfolio, and corporate debt represented 4% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2015, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $365.7 million at December 31, 2015, compared to $320.8 million at December 31, 2014. All such securities held are traded in liquid markets. The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(In Thousands)
Securities Available for Sale
U.S. Treasury and government agencies	$44,581	$50,363	$31,641
Mortgage-backed securities	135,363	92,439	85,272
State and municipal securities	143,403	132,780	127,083
Corporate debt	14,902	15,821	15,738
Total	$338,249	$291,403	$259,734
Securities Held to Maturity
Mortgage-backed securities	$21,666	$23,804	$26,730
State and municipal securities	5,760	5,551	5,544
Total	$27,426	$29,355	$32,274

The following table presents the amortized cost of our securities as of December 31, 2015 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
At December 31, 2015:
Securities Available for Sale:
U.S. Treasury and government agencies	$-	$40,553	$4,028	$-	$44,581
Mortgage-backed securities	292	123,371	3,402	8,298	135,363
State and municipal securities	13,949	104,534	24,920	-	143,403
Corporate debt	-	11,914	2,988	-	14,902
Total	$14,241	$280,372	$35,338	$8,298	$338,249

Tax-equivalent Yield
U.S. Treasury and government agencies	-%	2.15%	1.72%	-%	2.11%
Mortgage-backed securities	5.25	2.46	2.30	2.06	2.44
State and municipal securities	3.13	3.37	3.90	-	3.44
Corporate debt	-	1.31	1.38	-	1.32
Weighted average yield	3.17%	2.71%	3.28%	2.06%	2.77%

Securities Held to Maturity:
Mortgage-backed securities	$-	$1,570	$20,096	$-	$21,666
State and municipal securities	262	-	627	4,871	5,760
Total	$262	$1,570	$20,723	$4,871	$27,426

Tax-equivalent Yield
Mortgage-backed securities	-%	4.11%	2.71%	-%	2.81%
State and municipal securities	7.21	-	5.61	6.21	6.19
Weighted average yield	7.21%	4.11%	2.80%	6.21%	3.52%

(1)	Yields are presented on a fully-taxable equivalent basis using a tax rate of 35%.

At December 31, 2015, we had $34.8 million in federal funds sold, compared with $0.9 million at December 31, 2014. At the end of each of these two years, we shifted balances held at correspondent banks to our reserve account at the Federal Reserve Bank of Atlanta to gain favorable capital treatment. At year-end 2015, there were no holdings of securities of any issuer, other than US government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $4.2 billion at December 31, 2015. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, and so is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	46%
Huntsville, AL	11%
Dothan, AL	10%
Montgomery, AL	9%
Mobile, AL	5%
Total Alabama Markets	81%
Pensacola, FL	7%
Nashville, TN	6%
Atlanta, GA	4%
Charleston, SC	2%

The following table details our loans at December 31, 2015, 2014, 2013, 2012 and 2011:

	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,760,479	$1,504,652	$1,285,878	$1,036,618	$799,464
Real estate - construction	243,267	208,769	151,868	158,361	151,218
Real estate - mortgage:
Owner-occupied commercial	1,014,669	793,917	710,372	568,041	398,601
1-4 family mortgage	444,134	333,455	278,621	235,909	205,182
Other mortgage	698,779	471,363	391,396	323,599	235,251
Total real estate - mortgage	2,157,582	1,598,735	1,380,389	1,127,549	839,034
Consumer	55,047	47,702	40,733	40,654	41,026
Total Loans	4,216,375	3,359,858	2,858,868	2,363,182	1,830,742
Less: Allowance for loan losses	(43,419)	(35,629)	(30,663)	(26,258)	(22,030)
Net Loans	$4,172,956	$3,324,229	$2,828,205	$2,336,924	$1,808,712

The following table details the percentage composition of our loan portfolio by type at December 31, 2015, 2014, 2013, 2012 and 2011:

	2015	2014	2013	2012	2011

Commercial, financial and agricultural	41.75%	44.78%	44.98%	43.87%	43.67%
Real estate - construction	5.77	6.21	5.31	6.70	8.26
Real estate - mortgage:
Owner-occupied commercial	24.07	23.63	24.85	24.04	21.77
1-4 family mortgage	10.53	9.92	9.74	9.98	11.21
Other mortgage	16.57	14.03	13.69	13.69	12.85
Total real estate - mortgage	51.17	47.58	48.28	47.71	45.83
Consumer	1.31	1.43	1.43	1.72	2.24
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2015:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$866,942	$802,071	$91,466	$1,760,479
Real estate - construction	119,476	115,657	8,134	243,267
Real estate - mortgage:
Owner-occupied commercial	109,962	693,820	210,887	1,014,669
1-4 family mortgage	86,275	258,653	99,206	444,134
Other mortgage	113,387	508,778	76,614	698,779
Total real estate - mortgage	309,624	1,461,251	386,707	2,157,582
Consumer	24,427	30,233	387	55,047
Total Loans	$1,320,469	$2,409,212	$486,694	$4,216,375
Less: Allowance for loan losses				(43,419)
Net Loans				$4,172,956

Interest rate sensitivity:
Fixed interest rates	$273,303	$1,532,317	$255,532	$2,061,152
Floating or adjustable rates	1,047,166	876,895	231,162	2,155,223
Total	$1,320,469	$2,409,212	$486,694	$4,216,375

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for 2015 was 0.13%, compared to 0.17% for 2014.

Analysis of the Allowance for Loan Losses

	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$35,629	$30,663	$26,258	$22,030	$18,077
Charge-offs:
Commercial, financial and agricultural	(3,802)	(2,311)	(1,932)	(1,106)	(1,096)
Real estate - construction	(667)	(1,267)	(4,829)	(3,088)	(2,594)
Real estate - mortgage:
Owner occupied commercial	(211)	(36)	(1,100)	(250)	-
1-4 family mortgage	(446)	(1,529)	(941)	(311)	(1,096)
Other mortgage	(447)	(400)	-	(99)	-
Total real estate mortgage	(1,104)	(1,965)	(2,041)	(660)	(1,096)
Consumer	(171)	(228)	(210)	(901)	(867)
Total charge-offs	(5,744)	(5,771)	(9,012)	(5,755)	(5,653)
Recoveries:
Commercial, financial and agricultural	279	48	66	125	361
Real estate - construction	238	322	296	58	180
Real estate - mortgage:
Owner occupied commercial	-	-	32	-	12
1-4 family mortgage	169	65	4	692	-
Other mortgage	-	9	-	-	-
Total real estate mortgage	169	74	36	692	12
Consumer	1	34	11	8	81
Total recoveries	687	478	409	883	634

Net charge-offs	(5,057)	(5,293)	(8,603)	(4,872)	(5,019)

Provision for loan losses charged to expense	12,847	10,259	13,008	9,100	8,972

Allowance for loan losses at end of period	$43,419	$35,629	$30,663	$26,258	$22,030

As a percent of year to date average loans:
Net charge-offs	0.13%	0.17%	0.33%	0.24%	0.32%
Provision for loan losses	0.34%	0.34%	0.50%	0.45%	0.57%
Allowance for loan losses as a percentage of:
Year-end loans	1.03%	1.06%	1.07%	1.11%	1.20%
Nonperforming assets	329.96%	210.95%	135.70%	130.77%	84.48%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2015.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2015		2014		2013		2012		2011

		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$21,495	41.75%	$16,079	44.78%	$13,576	44.98%	$11,061	43.87%	$8,856	43.67%
Real estate - construction	5,432	5.77	6,395	6.21	6,078	5.31	6,907	6.70	6,921	8.26
Real estate - mortgage	16,061	51.17	12,112	47.58	10,065	48.28	7,964	47.71	5,609	45.83

Consumer	431	1.31	1,043	1.43	944	1.43	326	1.72	644	2.24
Total	$43,419	100.00%	$35,629	100.00%	$30,663	100.00%	$26,258	100.00%	$22,030	100.00%

We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the loan loss reserve is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their examination process.

As of December 31, 2015, we had impaired loans of $33.5 million, an increase of $6.8 million from $26.7 million as of December 31, 2014. We allocated $5.7 million of our allowance for loan losses at December 31, 2015 to these impaired loans compared to $5.1 million at December 31, 2014. We had previous write-downs against impaired loans of $2.9 million at December 31, 2015, compared to $0.5 million at December 31, 2014. The recorded investment in impaired loans at December 31, 2015 is also inclusive of a purchase loan discount associated with the acquisition of Metro Bank totaling $0.5 million. The average balance for 2015 of impaired loans was $40.9 million. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. If further credit deterioration occurs and the criteria for nonaccrual status is met, all interest accrued but not collected is reversed against current interest income. Loans included as impaired and in nonaccrual status totaled $7.8 million at December 31, 2015, a decrease of $1.3 million compared to $9.1 million at December 31, 2014. Interest income foregone throughout the year on nonaccrual loans was $678,000, and we recognized $602,000 of interest income on nonaccrual loans for the year ended December 31, 2015, compared to interest income foregone in 2014 of $750,000 and $255,000 of interest income recognized on nonaccrual loans for the year ended December 31, 2014.

Of the $33.5 million of impaired loans reported as of December 31, 2015, $11.5 million were commercial and industrial loans, $17.9 million were real estate mortgage loans, $4.0 million were real estate construction loans and $46,000 were consumer loans. Of the $4.0 million of impaired real estate construction loans, $3.3 million were residential construction loans.

The bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.
•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.
•	We require updated financial information, global inventory aging and interest carry analysis for existing customers to help identify potential future loan payment problems.
•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2015, 2014, 2013, 2012 and 2011:

	2015		2014		2013		2012		2011
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,918	7	$172	4	$1,714	9	$276	2	$1,179	7
Real estate - construction	4,000	7	5,049	11	3,749	14	6,460	19	10,063	21
Real estate - mortgage:
Owner-occupied commercial	-	-	683	2	1,435	3	2,786	3	792	2
1-4 family mortgage	198	2	1,596	3	1,878	3	453	2	670	4
Other mortgage	1,619	5	959	1	243	1	240	1	693	1
Total real estate - mortgage	1,817	7	3,238	6	3,556	7	3,479	6	2,155	7
Consumer	31	1	666	4	602	4	135	2	375	1
Total nonaccrual loans	$7,766	22	$9,125	25	$9,621	34	$10,350	29	$13,772	36

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$925	1	$-	-	$-	-	$-	-
Real estate - construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	19	1	-	-	-	-
Other mortgage	-	-	-	-	-	-	-	-	-	-
Total real estate - mortgage	-	-	-	-	19	1	-	-	-	-
Consumer	1	1	-	-	96	1	8	-	-	-
Total 90+ days past due and accruing	$1	1	$925	1	$115	2	$8	4	$-	-
Total nonperforming loans	$7,767	23	$10,050	26	$9,736	36	$10,358	33	$13,772	36
Plus: Other real estate owned and repossessions	5,392	18	6,840	22	12,861	51	9,721	38	12,305	39
Total nonperforming assets	$13,159	41	$16,890	48	$22,597	87	$20,079	71	$26,077	75

Restructured accruing loans:
Commercial, financial and agricultural	$6,618	8	$6,632	8	$962	2	$1,168	2	$1,369	2
Real estate - construction	-	-	-	-	217	1	3,213	15	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	3,121	3	2,785	3
1-4 family mortgage	-	-	-	-	8,225	2	1,709	5	-	-
Other mortgage	253	1	1,663	2	285	1	302	1	331	1
Total real estate - mortgage	253	1	1,663	2	8,510	3	5,132	9	3,116	4
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$6,871	9	$8,295	10	$9,689	6	$9,513	26	$4,485	6
Total nonperforming assets and restructured accruing loans	$20,030	50	$25,185	58	$32,286	93	$29,592	97	$30,562	81

Gross interest income foregone on nonaccrual loans througout year	$678		$750		$972		$850		$1,371
Interest income recognized on nonaccrual loans througout year	$602		$255		$433		$155		$263

Ratios:
Nonperforming loans to total loans	0.18%		0.30%		0.34%		0.44%		0.75%
Nonperforming assets to total loans plus other real estate owned	0.31%		0.50%		0.79%		0.85%		1.41%
Nonperforming loans plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.47%		0.75%		1.12%		1.25%		1.66%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2015, 2014 and 2013:

	Average Deposits
	Average for Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$944,019	-%	$723,338	-%	$576,072	-%
Interest-bearing demand deposits	584,756	0.28%	489,210	0.26%	433,931	0.28%
Money market accounts	1,786,045	0.46%	1,523,120	0.44%	1,244,957	0.47%
Savings accounts	37,683	0.29%	26,480	0.28%	21,793	0.28%
Time deposits, $250,000 and under	237,086	0.98%	209,361	1.04%	214,888	1.15%
Time deposits, over $250,000	241,730	1.04%	191,821	1.09%	190,039	1.20%
Total deposits	$3,831,319		$3,163,330		$2,681,680

The following table presents the maturities of our certificates of deposit as of December 31, 2015 and 2014.

At December 31, 2015	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$40,265	$41,128	$81,393
Over three through six months	36,578	45,128	81,706
Over six months through one year	66,098	65,463	131,561
Over one year	122,541	85,242	207,783
Total	$265,482	$236,961	$502,443

At December 31, 2014	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$26,003	$38,675	$64,678
Over three through six months	23,492	31,565	55,057
Over six months through one year	44,757	54,344	99,101
Over one year	99,925	80,830	180,755
Total	$194,177	$205,414	$399,591

Total average deposits for the year ended December 31, 2015 were $3.8 billion, an increase of $0.6 billion, or 18.8%, over total average deposits of $3.2 billion for the year ended December 31, 2014. Average noninterest-bearing deposits increased by $0.2 billion, or 28.6%, from $0.7 billion for the year ended December 31, 2014 to $0.9 billion for the year ended December 31, 2015.

Total average deposits for the year ended December 31, 2014 were $3.2 billion, an increase of $0.5 billion, or 18.5%, over total average deposits of $2.7 billion for the year ended December 31, 2013. Average noninterest-bearing deposits increased by $0.1 billion, or 16.7%, from $0.6 billion for the year ended December 31, 2013 to $0.7 billion for the year ended December 31, 2014.

Borrowed Funds

We had available $180 million in unused federal funds lines of credit with regional banks as of December 31, 2015, compared to $160 million as of December 31, 2014. The increase was attributable to the addition of a line of credit initiated with a new bank during 2015. These lines are subject to certain restrictions and collateral requirements.

We had average federal funds purchased from correspondent banks of $272.0 million, $202.6 million and $167.1 million for 2015, 2014 and 2013, respectively. We paid average interest rates on these funds of 0.32%, 0.28% and 0.28% for the same three years, respectively.

Stockholders’ Equity

Stockholders’ equity increased $41.9 million during 2015, to $449.1 million at December 31, 2015 from $407.2 million at December 31, 2014. The increase in stockholders’ equity resulted from net income of $63.5 million during the year ended December 31, 2015, $19.4 million of stock issued as partial consideration for the acquisition of Metro Bancshares, Inc. and $5.6 million of contributed equity upon the exercise of stock options and warrants during 2015. These increases were partially offset by the redemption of our Non-Cumulative Perpetual Preferred Stock, Series A, previously issued to the Department of the Treasury under TARP with an aggregate liquidation value of $40.0 million and declaration or payment of dividends on common and preferred stock of approximately $6.5 million in the aggregate.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In Thousands)
Commitments to extend credit	$1,409,425	$1,156,682	$1,052,902
Credit card arrangements	62,462	45,155	38,122
Standby letters of credit and
financial guarantees	38,224	33,280	40,371
Total	$1,510,111	$1,235,117	$1,131,395

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

Derivatives

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2015 and 2014 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2015, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2015, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $506.9 million. Additionally, at such date we had available to us approximately $180.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also may continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2015. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$3,721,445	$-	$-	$-	$-
Certificates of deposit (2)	502,443	294,661	153,645	53,962	175
Federal funds purchased	352,360	352,360	-	-	-
Other borrowings	55,748	400	598	-	54,750
Operating lease commitments	16,405	3,304	5,789	3,904	3,408
Total	$4,648,401	$650,725	$160,032	$57,866	$58,333

(1) Excludes interest.

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2015, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2015. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2015.

	Well- Capitalized	Actual at December 31, 2015
CET 1 Capital Ratio	6.50%	9.89%
Tier 1 Capital Ratio	8.00%	9.90%
Total Capital Ratio	10.00%	10.89%
Leverage ratio	5.00%	8.71%

For a description of capital ratios see Note 16 to “Notes to Consolidated Financial Statements.”

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

New accounting standards are discussed in Note 1 to “Notes to Consolidated Financial Statements.”

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2015, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2015. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages
held for sale	$2,174,686	$328,508	$1,507,583	$213,847	$4,224,624
Securities	26,311	53,820	228,807	66,380	375,318
Federal funds sold	34,785	-	-	-	34,785
Interest bearing balances with banks	268,861	490	1,485	-	270,836
Total interest-earning assets	$2,504,643	$382,818	$1,737,875	$280,227	$4,905,563

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$662,388	$-	$-	$-	$662,388
Money market and savings	2,005,590	-	-	-	2,005,590
Time deposits	81,978	213,178	207,113	174	502,443
Federal funds purchased	352,360	-	-	-	352,360
Other borrowings	-	-	1	55,747	55,748
Total interest-bearing liabilities	3,102,316	213,178	207,114	55,921	3,578,529
Interest sensitivity gap	$(597,673)	$169,640	$1,530,761	$224,306	$1,327,034
Cumulative sensitivity gap	$(597,673)	$(428,033)	$1,102,728	$1,327,034	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(12.2)%	(8.7)%	22.5%	27.1%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels until the Federal Reserve increased its target rate by 0.25% to 0.50% in December 2015. At December 31, 2015, the negative 0.84% change for a 200 basis points rate change is well within the regulatory guidance range.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2015

	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$449,147	$448,204	$445,374

Actual dollar change		$(943)	$(3,773)

Percent change		(0.21)%	(0.84)%

The one year gap ratio of negative 8.7% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would decrease in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 24, 2016

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on these criteria.

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
WILLIAM M. FOSHEE
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

We have audited internal control over financial reporting of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 24, 2016

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$46,614	$48,519
Interest-bearing balances due from depository institutions	270,836	248,054
Federal funds sold	34,785	891
Cash and cash equivalents	352,235	297,464
Available for sale debt securities, at fair value	342,938	298,310
Held to maturity debt securities (fair value of $27,910 and $29,974 at
December 31, 2015 and 2014, respectively)	27,426	29,355
Restricted equity securities	4,954	3,921
Mortgage loans held for sale	8,249	5,984
Loans	4,216,375	3,359,858
Less allowance for loan losses	(43,419)	(35,629)
Loans, net	4,172,956	3,324,229
Premises and equipment, net	19,434	7,815
Accrued interest and dividends receivable	13,698	11,214
Deferred tax asset, net	23,425	15,716
Other real estate owned and repossessed assets	5,392	6,840
Bank owned life insurance contracts	91,594	86,288
Goodwill and other indentifiable intangible assets	15,330	-
Other assets	17,878	11,543
Total assets	$5,095,509	$4,098,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,053,467	$810,460
Interest-bearing	3,170,421	2,587,700
Total deposits	4,223,888	3,398,160
Federal funds purchased	352,360	264,315
Other borrowings	55,637	19,973
Accrued interest payable	2,369	1,940
Other liabilities	12,108	7,078
Total liabilities	4,646,362	3,691,466
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 40,000 shares issued and outstanding at December 31, 2014	-	39,958
Preferred stock, par value $0.001 per share; 1,000,000 authorized and 960,000 currently undesignated	-	-
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 25,972,698 shares issued and outstanding at December 31, 2015 and 24,801,518 shares issued and outstanding at December 31, 2014	26	25
Additional paid-in capital	211,546	185,397
Retained earnings	234,150	177,091
Accumulated other comprehensive income	3,048	4,490
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	448,770	406,961
Noncontrolling interest	377	252
Total stockholders' equity	449,147	407,213
Total liabilities and stockholders' equity	$5,095,509	$4,098,679

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$171,302	$136,066	$118,285
Taxable securities	4,331	4,497	3,888
Nontaxable securities	3,499	3,489	3,407
Federal funds sold	127	159	128
Other interest and dividends	716	514	373
Total interest income	179,975	144,725	126,081
Interest expense:
Deposits	14,894	12,420	11,830
Borrowed funds	2,810	1,699	1,789
Total interest expense	17,704	14,119	13,619
Net interest income	162,271	130,606	112,462
Provision for loan losses	12,847	10,259	13,008
Net interest income after provision for loan losses	149,424	120,347	99,454
Noninterest income:
Service charges on deposit accounts	5,088	4,265	3,228
Mortgage banking	2,682	2,047	2,513
Securities gains	29	3	131
Increase in cash surrender value life insurance	2,621	2,280	1,994
Other operating income	3,543	2,634	2,144
Total noninterest income	13,963	11,229	10,010
Noninterest expenses:
Salaries and employee benefits	38,913	31,017	26,324
Equipment and occupancy expense	6,389	5,547	5,202
Professional services	2,607	2,435	1,809
FDIC and other regulatory assessments	2,660	2,094	1,799
Other real estate owned expense	1,227	1,533	1,426
Merger expense	2,100	-	-
Other operating expenses	20,486	14,972	10,929
Total noninterest expenses	74,382	57,598	47,489
Income before income taxes	89,005	73,978	61,975
Provision for income taxes	25,465	21,601	20,358
Net income	63,540	52,377	41,617
Dividends on preferred stock	280	431	416
Net income available to common stockholders	$63,260	$51,946	$41,201

Basic earnings per common share	$2.46	$2.18	$2.00

Diluted earnings per common share	$2.39	$2.09	$1.90

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013
Net income	$63,540	$52,377	$41,617
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $(767), $316 and $(1,781) for 2015, 2014 and 2013, respectively	(1,423)	601	(3,319)
Reclassification adjustment for net gains on sale of securities in net income, net of tax of $10, $1 and $45 for 2015, 2014 and 2013, respectively	(19)	(2)	(86)
Other comprehensive income (loss), net of tax	(1,442)	599	(3,405)
Comprehensive income	$62,098	$52,976	$38,212

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2012	$39,958	$6	$93,505	$92,492	$7,296	$-	$233,257
Common dividends paid, $0.167 per share	-	-	-	(3,682)	-	-	(3,682)
Preferred dividends paid	-	-	-	(416)	-	-	(416)
Exercise 494,100 stock options and warrants, including tax benefit of $262	-	-	3,279	-	-	-	3,279
Sale of 750,000 shares of common stock	-	-	10,337	-	-	-	10,337
Issuance of 1,800,000 shares upon mandatory conversion of subordinated mandatorily convertible debentures	-	1	14,999	-	-	-	15,000
Stock-based compensation expense	-	-	1,205	-	-	-	1,205
Other comprehensive loss	-	-	-	-	(3,405)	-	(3,405)
Net income	-	-	-	41,617	-	-	41,617
Balance, December 31, 2013	39,958	7	123,325	130,011	3,891	-	297,192
Common dividends paid, $0.15 per share	-	-	-	(3,609)	-	-	(3,609)
Common dividends declared, $0.05 per share	-	-	-	(1,240)	-	-	(1,240)
Preferred dividends paid	-	-	-	(431)	-	-	(431)
3-for-1 common stock split, in the form of a stock dividend	-	17	-	(17)	-	-	-
Issue 1,875,000 shares of common stock, net of issuance cost of $4,777	-	1	52,075	-	-	-	52,076
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 883,983 stock options and warrants, including tax benefit of $971	-	-	6,316	-	-	-	6,316
Stock-based compensation expense	-	-	3,681	-	-	-	3,681
Other comprehensive income, net of tax	-	-	-	-	599	-	599
Net income	-	-	-	52,377	-	2	52,379
Balance, December 31, 2014	39,958	25	185,397	177,091	4,490	252	407,213
Common dividends paid, $0.18 per share	-	-	-	(4,643)	-	-	(4,643)
Common dividends declared, $0.06 per share	-	-	-	(1,558)	-	-	(1,558)
Preferred dividends paid	-	-	-	(280)	-	-	(280)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Capitalized costs to issue shelf registration	-	-	(73)	-	-	-	(73)
Issue 525,500 shares of common stock upon exercise of stock options	-	-	3,801	-	-	-	3,801
Excess tax benefit on exercise and vesting of stock options	-	-	1,843	-	-	-	1,843
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Redeem 40,000 shares of preferred stock issued to the Department of the Treasury under TARP	(39,958)	-	(42)	-	-	-	(40,000)
Stock-based compensation expense	-	-	1,265	-	-	-	1,265
Other comprehensive income, net of tax	-	-	-	-	(1,442)	-	(1,442)
Net income	-	-	-	63,540	-	-	63,540
Balance, December 31, 2015	$-	$26	$211,546	$234,150	$3,048	$377	$449,147

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$63,540	$52,377	$41,617
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(4,876)	(5,021)	(1,805)
Provision for loan losses	12,847	10,259	13,008
Depreciation and amortization	2,219	1,838	1,841
Net amortization of investments	4,713	3,247	1,122
Accretion on acquired loans	(1,954)	-	-
Amortization of core deposit intangible	376	-	-
Increase in accrued interest and dividends receivable	(2,000)	(952)	(1,104)
Stock-based compensation expense	1,265	3,681	1,205
Increase (decrease) in accrued interest payable	340	1,171	(173)
Proceeds from sale of mortgage loans held for sale	137,020	107,678	192,576
Originations of mortgage loans held for sale	(136,603)	(103,481)	(172,371)
Gain on sale of securities available for sale	(29)	(3)	(131)
Gain on sale of mortgage loans held for sale	(2,682)	(2,047)	(2,513)
Net loss on sale of other real estate owned and repossessed assets	136	413	159
Write down of other real estate owned and repossessed assets	643	811	433
Decrease in special prepaid FDIC insurance assessments	-	-	2,498
Increase in cash surrender value of life insurance contracts	(2,621)	(2,280)	(1,994)
Losses of tax credit partnerships	152	207	-
Excess tax benefits from the exercise of warrants	(1,843)	(971)	(262)
Net change in other assets, liabilities, and other operating activities	3,781	(2,812)	92
Net cash provided by operating activities	74,424	64,115	74,198
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(81,781)	(65,398)	(83,455)
Proceeds from maturities, calls and paydowns of debt securities available for sale	46,271	32,833	40,959
Proceeds from sale of debt securities available for sale	16,738	173	4,140
Purchase of debt securities held to maturity	(202)	-	(10,668)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	2,131	2,919	4,361
Increase in loans	(710,917)	(508,026)	(515,644)
Purchase of premises and equipment	(5,537)	(1,307)	(1,346)
Purchase of equity securities	(534)	-	-
Purchase of bank-owned life insurance contracts	-	(15,000)	(10,000)
Proceeds from sale of equity securities	-	320	203
Proceeds from sale of other real estate owned and repossessed assets	3,428	6,539	7,664
Expenditures to complete construction of other real estate owned	(118)	-	-
Investment in tax credit partnerships	(6,576)	(2,145)	(7,907)
Net cash paid in acquisition of Metro Bancshares, Inc.	(12,383)	-	-
Net cash used in investing activities	(749,480)	(549,092)	(571,693)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	195,729	160,004	105,282
Net increase in interest-bearing deposits	454,245	218,514	402,788
Net increase in federal funds purchased	85,870	89,935	57,315
Proceeds from issuance of 5% subordinated notes due July 15, 2025	34,750	-	-
Redemption of Series A Senior Non-Cumulative preferred stock	(40,000)	-	-
Proceeds from sale of common stock, net	-	52,076	10,337
Proceeds from sale of preferred stock, net	125	250	-
Proceeds from exercise of stock options and warrants	3,801	6,316	3,279
Excess tax benefits from exercise of stock options and warrants	1,843	971	262
Repayment of Federal Home Loan Bank advances	(300)	-	-
Capitalized costs to issue shelf registration	(73)	-	-
Dividends paid on common stock	(5,883)	(3,609)	(3,682)
Dividends paid on preferred stock	(280)	(431)	(416)
Net cash provided by financing activities	729,827	524,026	575,165
Net increase in cash and cash equivalents	54,771	39,049	77,670
Cash and cash equivalents at beginning of year	297,464	258,415	180,745
Cash and cash equivalents at end of year	$352,235	$297,464	$258,415
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$17,275	$12,948	$13,792
Income taxes	27,063	27,278	20,878
NONCASH TRANSACTIONS
Conversion of mandatorily convertible subordinated debentures	$-	$-	$(15,000)
Other real estate acquired in settlement of loans	2,092	2,417	11,335
Internally financed sales of other real estate owned and repossessed assets	1,799	675	-
Dividends declared	1,558	1,240	-
Fair value of assets and liabilities from acquisition:
Fair value of assets acquired	$204,985	$-	$-
Intangible assets acquired	15,707	-	-
Fair value of liabilities assumed	(180,410)	-	-
Total merger consideration	$40,282	$-	$-

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola, Florida, Atlanta, Georgia, Charleston, South Carolina and Nashville, Tennessee markets. On January 25, 2016, the Company also announced that it had hired a CEO for its newest market in the Tampa Bay area of Florida. The Bank has a subsidiary, SF Holding 1, Inc., which has subsidiaries, SF Realty 1, Inc., SF FLA Realty, Inc. and SF GA Realty, Inc., which operate as real estate investment trusts. More details about SF Holding 1, Inc. and its subsidiaries are included in Note 11.

Basis of Presentation and Accounting Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, goodwill and other intangible assets and fair values of financial instruments are particularly subject to change. All numbers are in thousands except share and per share data.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $26.6 million at December 31, 2015 and $36.9 million at December 31, 2014.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2015 and 2014.

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

Acquired loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with acquisition accounting. The fair values of loans with evidence of credit deterioration (purchased, credit impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit impaired loans. For purchased credit impaired loans, cash flows are estimated at Day 1 and discounted at a market interest rate which creates accretable yield to be recognized over the life of the loan. Contractual principal and interest payments not expected to be collected are considered non-accretable difference. Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased credit impaired loan in comparison to management’s initial performance expectations.

Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

Acquired performing loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Acquired performing loans are recorded as of the acquisition date at fair value, considering credit and other risks, with no separate allowance for loan losses account. Credit losses on the acquired performing loans are estimated in future periods based on analysis of the performing portfolio. A provision for loan losses is recognized for any further credit deterioration that occurs in these loans subsequent to the acquisition date. Fair value discounts on Day 1 are accreted as interest income over the life of the loans.

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

Goodwill and Other Identifiable Intangible Assets

Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro Bancshares, Inc. The core deposit intangible is being amortized over 7 years and the estimated useful life is periodically reviewed for reasonableness.

The Company has recorded $13.6 million of goodwill at December 31, 2015 in connection with the acquisition of Metro Bancshares, Inc. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2015 and 2014 were not material and have not been recorded.

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

;

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

Stock-Based Compensation

At December 31, 2015, the Company had two stock-based compensation plans for grants of equity compensation to key employees and directors. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options. The stock-based employee compensation plans are more fully described in Note 14.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $562,000, $477,000 and $532,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company has adopted the provisions of these amendments, and they have had an immaterial impact on the Company’s financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company early adopted the amendments in ASU 2015-03.

In August 2015, the FASB issue ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The Company, having early adopted the amendments in ASU 2015-03, considers the amendments in this ASU to have no effect on its consolidated financial statements.

Recent Accounting Pronouncements

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

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), issued in May 2014, by one year. ASU 2014-09 is discussed in the Annual Report on Form 10-K for the year ended December 31, 2014. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions of ASU 2015-14 and ASU 2014-09

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to future business combinations.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 2.	ACQUISITION

On January 31, 2015, the Company completed its acquisition of Metro Bancshares, Inc. (“Metro”) and Metro Bank, Metro’s wholly-owned bank subsidiary, for an aggregate of $20.9 million in cash and 636,592 shares of Company common stock. The acquisition of Metro was the Company’s entrance into the greater Atlanta, Georgia area with two added banking offices.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Metro, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company.

	January 31, 2015
	As recorded by Metro	Fair value adjustments (1)		As recorded by the Company
Assets acquired:
Cash and cash equivalents	$8,543	$-		$8,543
Debt securities	28,833	(41)	a	28,792
Equity securities	499	-		499
Loans	152,869	(3,874)	b	148,995
Allowance for loan losses	(1,621)	1,621	b	-
Premises and equipment, net	7,606	762	c	8,368
Accrued interest receivable	484	-		484
Deferred taxes	754	3,153	d	3,907
Other real estate owned	2,373	(25)	e	2,348
Bank owned life insurance contracts	2,685	-		2,685
Core deposit intangible	-	2,090	f	2,090
Other assets	364	-		364
Total assets acquired	203,389	3,686		207,075
Deposits	175,236	518	g	175,754
Federal funds purchased	2,175	-		2,175
Other borrowings	1,400	(4)	h	1,396
Accrued interest payable	89	-		89
Other liabilities	996	-		996
Total liabilities assumed	179,896	514		180,410
Net assets acquired	$23,493	$3,172		$26,665
Consideration Paid:
Cash				$(20,926)
Stock				(19,356)
Total consideration paid				(40,282)
Goodwill				$13,617

(1)	The Company’s acquisition of Metro Bancshares, Inc. closed on January 31, 2015. During the second quarter of 2015, the fair value of other real estate owned was adjusted down by $280,000 to reflect the price received in an unsolicited offer to buy the property by a third party. During the second quarter of 2015, premises and equipment was written down by $41,000 to reflect the price received from a third party buyer of a piece of unimproved land held by the Company. During the fourth quarter of 2015, deferred taxes were adjusted upward by $3,126,000 to reflect the net operating loss recognized by Metro for January 2015.

Explanation of fair value adjustments:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired debt securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial statement purposes and their basis for federal income tax purposes.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other real estate owned acquired.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed debt.

The estimated fair value of the purchased credit impaired loans acquired in the Metro transaction on January 31, 2015 was $5.1 million, which amount is immaterial to the Company’s consolidated financial statements.

Pro forma financial information is not provided because such amounts are immaterial to the Company’s consolidated financial statements.

NOTE 3.	DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2015 and 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
December 31, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$44,581	$569	$(141)	$45,009
Mortgage-backed securities	135,363	1,945	(354)	136,954
State and municipal securities	143,403	2,731	(101)	146,033
Corporate debt	14,902	67	(27)	14,942
Total	$338,249	$5,312	$(623)	$342,938
Securities Held to Maturity
Mortgage-backed securities	21,666	368	(332)	21,702
State and municipal securities	5,760	449	(1)	6,208
Total	$27,426	$817	$(333)	$27,910

December 31, 2014
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$50,363	$775	$-	$51,138
Mortgage-backed securities	92,439	3,095	(11)	95,523
State and municipal securities	132,780	3,211	(328)	135,663
Corporate debt	15,821	165	-	15,986
Total	$291,403	$7,246	$(339)	$298,310
Securities Held to Maturity
Mortgage-backed securities	23,804	449	(320)	23,933
State and municipal securities	5,551	490	-	6,041
Total	$29,355	$939	$(320)	$29,974

All mortgage-backed debt securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2015 and 2014, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2015 and 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$16,770	$16,868	$16,944	$17,246
Due from one to five years	153,880	156,311	121,591	123,962
Due from five to ten years	32,236	32,805	60,079	61,221
Due after ten years	-	-	350	358
Mortgage-backed securities	135,363	136,954	92,439	95,523
	$338,249	$342,938	$291,403	$298,310

Debt securities held to maturity
Due from five to ten years	627	659	298	325
Due after ten years	5,133	5,549	5,253	5,716
Mortgage-backed securities	21,666	21,702	23,804	23,933
	$27,426	$27,910	$29,355	$29,974

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2015 and 2014. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015. There were no other-than-temporary impairments for the years ended December 31, 2015, 2014 and 2013.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2015
U.S. Treasury and government sponsored agencies	$(141)	$3,886	$-	$-	$(141)	$3,886
Mortgage-backed securities	(354)	56,609	(332)	11,712	(686)	68,321
State and municipal securities	(55)	15,464	(47)	4,531	(102)	19,995
Corporate debt	(27)	2,961	-	-	(27)	2,961
Total	$(577)	$78,920	$(379)	$16,243	$(956)	$95,163

December 31, 2014
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	(331)	17,751	(331)	17,751
State and municipal securities	(162)	19,945	(166)	10,820	(328)	30,765
Corporate debt	-	-	-	-	-	-
Total	$(162)	$19,945	$(497)	$28,571	$(659)	$48,516

At December 31, 2015, 22 of the Company’s 771 debt securities were in an unrealized loss position for more than 12 months.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Sale proceeds	$16,738	$173	$4,140
Gross realized gains	$29	$3	$131
Gross realized losses	-	-	-
Net realized gain (loss)	$29	$3	$131

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2015 and 2014 was $245.5 million and $230.6 million, respectively.

Equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, (2) an investment in First National Bankers Bank stock, and (3) an investment in a Community Reinvestment Act (“CRA”)-qualified mutual fund. The amount of investment in the Federal Home Loan Bank of Atlanta stock was $4.0 million and $3.2 million at December 31, 2015 and 2014, respectively. The amount of investment in the First National Bankers Bank stock was $400,000 and $250,000 at December 31, 2015 and 2014, respectively. The amount of investment in the CRA-qualified mutual fund was $503,000 at December 31, 2015 and 2014.

NOTE 4.	LOANS

The composition of loans at December 31, 2015 and 2014 is summarized as follows:

	December 31,
	2015	2014
	(In Thousands)
Commercial, financial and agricultural	$1,760,479	$1,504,652
Real estate - construction	243,267	208,769
Real estate - mortgage:
Owner-occupied commercial	1,014,669	793,917
1-4 family mortgage	444,134	333,455
Other mortgage	698,779	471,363
Total real estate - mortgage	2,157,582	1,598,735
Consumer	55,047	47,702
Total Loans	4,216,375	3,359,858
Less: Allowance for loan losses	(43,419)	(35,629)
Net Loans	$4,172,956	$3,324,229

Changes in the allowance for loan losses during the years ended December 31, 2015, 2014 and 2013, respectively are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance, beginning of year	$35,629	$30,663	$26,258
Loans charged off	(5,744)	(5,771)	(9,012)
Recoveries	687	478	409
Provision for loan losses	12,847	10,259	13,008
Balance, end of year	$43,419	$35,629	$30,663

The Company assesses the adequacy of its allowance for loan losses at the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The portion of the reserve classified as qualitative factors, is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. This qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls. Inherent risks in the loan portfolio will differ based on type of loan. Specific risk characteristics by loan portfolio segment are listed below:

Commercial and industrial loans include risks associated with borrower’s cash flow, debt service coverage and management’s expertise. These loans are subject to the risk that the Company may have difficulty converting collateral to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. These commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates.

Real estate construction loans include risks associated with the borrower’s credit-worthiness, contractor’s qualifications, borrower and contractor performance, and the overall risk and complexity of the proposed project. Construction lending is also subject to risks associated with sub-market dynamics, including population, employment trends and household income. During times of economic stress, this type of loan has typically had a greater degree of risk than other loan types.

Real estate mortgage loans consist of loans secured by commercial and residential real estate. Commercial real estate lending is dependent upon successful management, marketing and expense supervision necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. Residential real estate lending risks are generally less significant than those of other loans. Real estate lending risks include fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems.

Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans but less risky than commercial loans. Risk of default is usually determined by the well-being of the local economies. During times of economic stress, there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2015 and 2014. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2015 and 2014, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Year Ended December 31, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(3,802)	(667)	(1,104)	(171)	(5,744)
Recoveries	279	238	169	1	687
Provision	8,939	(534)	4,884	(442)	12,847
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419

	December 31, 2015
Individually Evaluated for Impairment	$2,698	$1,223	$1,730	$32	$5,683
Collectively Evaluated for Impairment	18,797	4,209	14,331	399	37,736

Loans:
Ending Balance	$1,760,479	$243,267	$2,157,582	$55,047	$4,216,375
Individually Evaluated for Impairment	11,513	4,052	17,880	46	33,491
Collectively Evaluated for Impairment	1,748,966	239,215	2,139,702	55,001	4,182,884

	Year Ended December 31, 2014
Allowance for loan losses:
Balance at December 31, 2013	$13,576	$6,078	$10,065	$944	$30,663
Charge-offs	(2,311)	(1,267)	(1,965)	(228)	(5,771)
Recoveries	48	322	74	34	478
Provision	4,766	1,262	3,938	293	10,259
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629

	December 31, 2014
Individually Evaluated for Impairment	$1,344	$1,448	$1,636	$666	$5,094
Collectively Evaluated for Impairment	14,735	4,947	10,476	377	30,535

Loans:
Ending Balance	$1,504,652	$208,769	$1,598,735	$47,702	$3,359,858
Individually Evaluated for Impairment	10,350	5,680	10,029	666	26,725
Collectively Evaluated for Impairment	1,494,302	203,089	1,588,706	47,036	3,333,133

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of December 31, 2015 and 2014 were as follows:

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,701,591	$47,393	$11,495	$-	$1,760,479
Real estate - construction	233,046	6,221	4,000	-	243,267
Real estate - mortgage:
Owner-occupied commercial	988,762	18,169	7,738	-	1,014,669
1-4 family mortgage	437,834	3,301	2,999	-	444,134
Other mortgage	683,157	11,086	4,536	-	698,779
Total real estate - mortgage	2,109,753	32,556	15,273	-	2,157,582
Consumer	54,973	42	32	-	55,047
Total	$4,099,363	$86,212	$30,800	$-	$4,216,375

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,468,916	$25,416	$10,320	$-	$1,504,652
Real estate - construction	197,727	5,332	5,710	-	208,769
Real estate - mortgage:
Owner-occupied commercial	784,492	6,848	2,577	-	793,917
1-4 family mortgage	326,316	4,253	2,886	-	333,455
Other mortgage	457,782	9,015	4,566	-	471,363
Total real estate - mortgage	1,568,590	20,116	10,029	-	1,598,735
Consumer	46,999	37	666	-	47,702
Total	$3,282,232	$50,901	$26,725	$-	$3,359,858

Loans by performance status as of December 31, 2015 and 2014 are as follows:

December 31, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,758,561	$1,918	$1,760,479
Real estate - construction	239,267	4,000	243,267
Real estate - mortgage:
Owner-occupied commercial	1,014,669	-	1,014,669
1-4 family mortgage	443,936	198	444,134
Other mortgage	697,160	1,619	698,779
Total real estate - mortgage	2,155,765	1,817	2,157,582
Consumer	55,015	32	55,047
Total	$4,208,608	$7,767	$4,216,375

December 31, 2014	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,503,555	$1,097	$1,504,652
Real estate - construction	203,720	5,049	208,769
Real estate - mortgage:
Owner-occupied commercial	793,234	683	793,917
1-4 family mortgage	331,859	1,596	333,455
Other mortgage	470,404	959	471,363
Total real estate - mortgage	1,595,497	3,238	1,598,735
Consumer	47,036	666	47,702
Total	$3,349,808	$10,050	$3,359,858

Loans by past due status as of December 31, 2015 and 2014 are as follows:

December 31, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$50	$35	$-	$85	$1,918	$1,758,476	$1,760,479
Real estate - construction	198	12	-	210	4,000	239,057	243,267
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	1,014,669	1,014,669
1-4 family mortgage	-	210	-	210	198	443,726	444,134
Other mortgage	-	-	-	-	1,619	697,160	698,779
Total real estate - mortgage	-	210	-	210	1,817	2,155,555	2,157,582
Consumer	45	6	1	52	31	54,964	55,047
Total	$293	$263	$1	$557	$7,766	$4,208,052	$4,216,375

December 31, 2014	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$1,388	$3,490	$925	$5,803	$172	$1,498,677	$1,504,652
Real estate - construction	-	-	-	-	5,049	203,720	208,769
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	683	793,234	793,917
1-4 family mortgage	14	-	-	14	1,596	331,845	333,455
Other mortgage	-	-	-	-	959	470,404	471,363
Total real estate - mortgage	14	-	-	14	3,238	1,595,483	1,598,735
Consumer	21	-	-	21	666	47,015	47,702
Total	$1,423	$3,490	$925	$5,838	$9,125	$3,344,895	$3,359,858

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

The following table presents details of the Company’s impaired loans as of December 31, 2015 and 2014, respectively. Loans which have been fully charged off do not appear in the tables.

December 31, 2015

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)

With no allowance recorded:
Commercial, financial and agricultural	$478	$487	$-	$482	$24
Real estate - construction	161	163	-	370	1
Real estate - mortgage:
Owner-occupied commercial	3,980	4,140	-	3,815	214
1-4 family mortgage	2,396	2,572	-	2,409	147
Other mortgage	4,079	4,694	-	4,559	222
Total real estate - mortgage	10,455	11,406	-	10,783	583
Consumer	14	20	-	18	1
Total with no allowance recorded	11,108	12,076	-	11,653	609

With an allowance recorded:
Commercial, financial and agricultural	11,035	13,035	2,698	13,882	672
Real estate - construction	3,891	4,370	1,223	3,920	-
Real estate - mortgage:
Owner-occupied commercial	6,365	6,365	1,328	9,958	568
1-4 family mortgage	603	603	263	567	19
Other mortgage	457	457	139	880	17
Total real estate - mortgage	7,425	7,425	1,730	11,405	604
Consumer	32	32	32	34	-
Total with allowance recorded	22,383	24,862	5,683	29,241	1,276

Total Impaired Loans:
Commercial, financial and agricultural	11,513	13,522	2,698	14,364	696
Real estate - construction	4,052	4,533	1,223	4,290	1
Real estate - mortgage:
Owner-occupied commercial	10,345	10,505	1,328	13,773	782
1-4 family mortgage	2,999	3,175	263	2,976	166
Other mortgage	4,536	5,151	139	5,439	239
Total real estate - mortgage	17,880	18,831	1,730	22,188	1,187
Consumer	46	52	32	52	1
Total impaired loans	$33,491	$36,938	$5,683	$40,894	$1,885

December 31, 2014

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)

With no allowance recorded:
Commercial, financial and agricultural	$7,059	$7,059	$-	$7,104	$406
Real estate - construction	1,527	1,527	-	1,493	40
Owner-occupied commercial	1,576	1,576	-	236	12
1-4 family mortgage	542	592	-	592	19
Other mortgage	1,944	1,944	-	2,283	142
Total real estate - mortgage	4,062	4,112	-	3,111	173
Consumer	-	-	-	-	-
Total with no allowance recorded	12,648	12,698	-	11,708	619

With an allowance recorded:
Commercial, financial and agricultural	3,291	3,291	1,344	3,262	156
Real estate - construction	4,153	4,633	1,448	4,382	19
Real estate - mortgage:
Owner-occupied commercial	1,001	1,001	160	1,140	29
1-4 family mortgage	2,344	2,344	694	2,743	56
Other mortgage	2,622	2,622	782	2,767	84
Total real estate - mortgage	5,967	5,967	1,636	6,650	169
Consumer	666	666	666	681	-
Total with allowance recorded	14,077	14,557	5,094	14,975	344

Total Impaired Loans:
Commercial, financial and agricultural	10,350	10,350	1,344	10,366	562
Real estate - construction	5,680	6,160	1,448	5,875	59
Real estate - mortgage:
Owner-occupied commercial	2,577	2,577	160	1,376	41
1-4 family mortgage	2,886	2,936	694	3,335	75
Other mortgage	4,566	4,566	782	5,050	226
Total real estate - mortgage	10,029	10,079	1,636	9,761	342
Consumer	666	666	666	681	-
Total impaired loans	$26,725	$27,255	$5,094	$26,683	$963

Troubled Debt Restructurings (“TDR”) at December 31, 2015 and 2014 totaled $7.7 million and $9.0 million, respectively. At December 31, 2015, the Company had a related allowance for loan losses of $0.9 million allocated to these TDRs, compared to $1.0 million at December 31, 2014. The Company’s TDRs for the years ended December 31, 2015 and 2014 have all resulted from term extensions rather than from interest rate reductions or debt forgiveness. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

Year Ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In Thousands)

Troubled Debt Restructurings
Commercial, financial and agricultural	8	$6,618	$6,618
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	1	253	253
Total real estate - mortgage	1	253	253
Consumer	-	-	-
	9	$6,871	$6,871

	Year ended December 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial, financial and agricultural	9	$7,139	$7,139
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	1	4,449	4,449
Other mortgage	2	1,684	1,684
Total real estate - mortgage	3	6,133	6,133
Consumer	-	-	-
	12	$13,272	$13,272

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Years Ended December 31,
	2015	2014
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$925
Real estate - mortgage:
1-4 family mortgage	-	4,313
Other mortgage	-	-
Total real estate - mortgage	-	4,313
Consumer	-	-
	$-	$5,238

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014
	(In Thousands)
Balance, beginning of year	$13,083	$13,117
Advances	15,442	4,080
Repayments	(16,435)	(4,114)
Balance, end of year	$12,090	$13,083

NOTE 5.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

Residential real estate loan foreclosures classified as OREO totaled $1,141,000 and $684,000 as of December 31, 2015 and 2014, respectively.

No residential real estate loans were in the process of being foreclosed as of December 31, 2015.

An analysis of foreclosed properties for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
	(In Thousands)
Balance at beginning of year	$6,840	$12,861	$9,685
OREO acquired	2,348	-	-
Transfers from loans and capitalized expenses	2,210	2,417	11,355
Foreclosed properties sold	(5,227)	(7,214)	(7,664)
Writedowns and partial liquidations	(779)	(1,224)	(515)
Balance at end of year	$5,392	$6,840	$12,861

NOTE 6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
	(In Thousands)
Land and building	$13,293	$1,733
Furniture and equipment	12,102	10,240
Leasehold improvements	6,042	5,748
Construction in progress	982	-
	32,419	17,721
Accumulated depreciation	(12,985)	(9,906)
	$19,434	$7,815

Increases in land and building during 2015 are the result of bank properties from the acquisition of Metro and acquisition by the bank of property for the construction of a new headquarters building in Birmingham, Alabama. The new headquarters building will consist of approximately 97,500 square feet and will house the main office and all sales and operations staff currently housed in the Company’s current headquarters.

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2015, 2014 and 2013 were $2,219,000, $1,838,000 and $1,841,000, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases at December 31, 2015 are summarized as follows:

(In Thousands)
2016	$3,304
2017	3,014
2018	2,775
2019	2,273
2020	1,631
Thereafter	3,408
$16,405

For the years ended December 31, 2015, 2014 and 2013, annual rental expense on operating leases was $2,919,000, $2,674,000 and $2,488,000, respectively.

NOTE 7.	VARIABLE INTEREST ENTITIES (VIEs)

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

The Company has invested in a limited partnership for which it determined it is not the primary beneficiary, and which thus is not subject to consolidation by the Company. The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received. The amount recorded as investment in this partnership at December 31, 2015 and 2014 was $199,000 and $265,000, respectively, and is included in other assets.

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance. The amount of recorded investment in these partnerships as of December 31, 2015 and 2014 was $25,311,000 and $25,460,000, respectively, of which $14,876,000 and $17,386,000 as of December 31, 2015 and 2014, respectively, are included in loans of the Company. The remaining amounts are included in other assets.

NOTE 8.	DEPOSITS

Deposits at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In Thousands)
Noninterest-bearing demand	$1,053,467	$810,460
Interest-bearing checking	2,626,575	2,158,984
Savings	41,403	29,125
Time deposits, $250,000 and under	236,961	205,414
Time deposits, over $250,000	265,482	194,177
	$4,223,888	$3,398,160

The scheduled maturities of time deposits at December 31, 2015 were as follows:

(In Thousands)
2016	$294,661
2017	91,103
2018	62,542
2019	24,098
2020	29,864
Thereafter	175
$502,443

At December 31, 2015 and 2014, overdraft deposits reclassified to loans were $1,594,000 and $3,544,000, respectively.

NOTE 9.	FEDERAL FUNDS PURCHASED

At December 31, 2015, the Company had $352.4 million in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $264.3 million at December 31, 2014. Rates paid on these funds were between 0.55% and 0.75% as of December 31, 2015 and 0.25% and 0.30% as of December 31, 2014.

At December 31, 2015, the Company had available lines of credit totaling approximately $180.0 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. Available lines totaled approximately $160.0 million at December 31, 2014. These lines are subject to annual renewals with varying interest rates.

NOTE 10.	OTHER BORROWINGS

Other borrowings are comprised of:

•	$20.0 million of the Company’s 5.5% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012 and pay interest semi-annually,
•	$34.75 million of the Company’s 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually, and
•	$1.0 million of principal reducing advances from the Federal Home Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Debt is reported net of issuance costs.

NOTE 11.	SF HOLDING 1, INC., SF REALTY 1, INC., SF FLA REALTY, INC. AND SF GA REALTY, INC.

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

On July 31, 2015, the Company redeemed all 40,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury Department on June 21, 2011, for $40,033,000 in the aggregate, including accrued dividends.

The Preferred Stock, Series A, was issued pursuant to the Treasury’s Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series A Preferred Stock was entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011. The dividend rate, which was calculated on the aggregate Liquidation Amount, was initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rates for subsequent dividend periods were based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was effective and would have increased to 9% in December 2015. Such dividend rate was 1% per annum throughout its period outstanding based on the QSBL by the Bank.

NOTE 13.	DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2015 and December 31, 2014 were not material.

NOTE 14.	EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2015, the Company has two stock incentive plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $1,265,000, $3,681,000 and $1,205,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the expense for 2014 are non-routine expenses of approximately $2,503,000 resulting from a correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and from the acceleration of vesting of stock options granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. We historically accounted for such options to advisory board members under the provisions of FASB ASC Topic 718-10, Compensation – Stock Compensation, and now have determined to recognize as an expense the fair value of these vested options in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

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

As of December 31, 2015, there are a total of 2,099,510 shares available to be granted under the 2009 Amended and Restated Stock Incentive Plan.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an index of approximately 70 publicly traded banks in the southeast United States. The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2015	2014	2013
Expected volatility	24.00%	19.25%	18.65%
Expected dividends	0.71%	1.31%	-%
Expected term (in years)	6	8	7
Risk-free rate	1.85%	2.24%	1.72%

The weighted average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $8.40, $3.69 and $3.04, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2015:
Outstanding at beginning of year	1,622,917	$9.38	5.9	$38,256
Granted	162,000	33.26	9.2	2,311
Exercised	(525,500)	7.23	2.7	21,177
Forfeited	(10,000)	16.79	7.1	-
Outstanding at end of year	1,249,417	$13.32	6.3	$42,746

Exercisable at December 31, 2015	205,418	$9.68	5.4	$7,775

Year Ended December 31, 2014:
Outstanding at beginning of year	2,328,900	$7.69	5.5	$14,300
Granted	139,000	16.83	9.3	2,339
Exercised	(838,983)	5.92	2.5	22,679
Forfeited	(6,000)	11.92	7.9	-
Outstanding at end of year	1,622,917	$9.38	5.9	$38,256

Exercisable at December 31, 2014	591,418	$7.75	4.1	$14,901

Year Ended December 31, 2013:
Outstanding at beginning of year	2,449,500	$6.96	5.8	$9,905
Granted	180,000	12.65	9.7	213
Exercised	(282,600)	4.48	2.8	2,532
Forfeited	(18,000)	7.50	5.6	-
Outstanding at end of year	2,328,900	$7.69	5.5	$14,300

Exercisable at December 31, 2013	1,161,732	$5.40	3.2	$9,797

Exercisable options at December 31, 2015 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$5.00	3,000	$5.00	0.6	$127
8.33	134,918	8.33	4.4	5,288
11.00	30,000	11.00	7.2	1,096
13.83	37,500	13.83	8.0	1,264
	205,418	9.68	5.4	7,775

As of December 31, 2015, there was $1,741,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.7 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $242,000, $2,025,000 and $705,000, respectively. The fair value of shares vested during 2014 includes the accelerated vesting of nonemployee options awarded to the Company’s advisory directors in its Mobile, Alabama and Pensacola, Florida markets.

Restricted Stock

The Company has awarded 237,088 shares of restricted stock to certain officers, of which 90,000 shares are vested. The value of restricted stock is determined to be the current value of the Company’s stock at the grant date, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2015, there was $568,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.3 years of the restricted stock’s vesting period.

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

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $1,080,000, $811,000 and $878,000 for 2015, 2014 and 2013, respectively. The Company’s board of directors approved an additional discretionary match of $200,000 for 2013 based on the profits of the Company, which amount is included in the expense above.

NOTE 15.	COMMON STOCK

On January 31, 2015, the Company completed its acquisition of Metro Bancshares, Inc. and Metro Bank, its wholly-owned bank subsidiary, for an aggregate of $20.9 million in cash and 636,592 shares of Company common stock.

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

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $141.8 million in dividends as of December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2015.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
CET I Capital to Risk Weighted Assets:
Consolidated	$431,642	9.72%	$199,836	4.50%	N/A	N/A
ServisFirst Bank	439,279	9.89%	199,806	4.50%	$288,608	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	432,019	9.73%	266,448	6.00%	N/A	N/A
ServisFirst Bank	439,656	9.90%	266,407	6.00%	355,210	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	530,688	11.95%	355,264	8.00%	N/A	N/A
ServisFirst Bank	483,575	10.89%	355,210	8.00%	444,012	10.00%
Tier I Capital to Average Assets:
Consolidated	432,019	8.55%	202,043	4.00%	N/A	N/A
ServisFirst Bank	439,656	8.71%	202,023	4.00%	252,529	5.00%

As of December 31, 2014:
Tier I Capital to Risk Weighted Assets:
Consolidated	$402,471	11.75%	$136,972	4.00%	N/A	N/A
ServisFirst Bank	362,119	10.58%	136,970	4.00%	$205,454	6.00%
Total Capital to Risk Weighted Assets:
Consolidated	458,073	13.38%	273,943	8.00%	N/A	N/A
ServisFirst Bank	397,748	11.62%	273,939	8.00%	342,424	10.00%
Tier I Capital to Average Assets:
Consolidated	402,471	9.91%	162,377	4.00%	N/A	N/A
ServisFirst Bank	362,119	8.92%	162,375	4.00%	202,969	5.00%

NOTE 17.	OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Other Operating Income
(Loss) gain on sale of other real estate owned	$(136)	$(413)	$(159)
Credit card income	2,465	2,041	1,425
Other	1,214	1,006	878
	$3,543	$2,634	$2,144

Other Operating Expenses
Postage	$338	$264	$195
Telephone	680	555	465
Data processing	4,293	3,126	2,535
Other loan expenses	2,086	1,457	1,936
Supplies	492	399	380
Customer and public relations	1,211	959	838
Marketing	562	477	532
Sales and use tax	380	259	309
Donations and contributions	605	466	370
Directors fees	406	364	341
Bank service charges	961	472	196
Write-down investment in tax credit partnerships	3,966	2,552	356
Other operational losses	126	575	113
Other	4,380	3,047	2,363
	$20,486	$14,972	$10,929

NOTE 18.	INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Current tax expense:
Federal	$28,517	$25,929	$21,264
State	1,824	693	899
Total current tax expense	30,341	26,622	22,163
Deferred tax expense (benefit):
Federal	(3,277)	(3,778)	(1,616)
State	(1,599)	(1,243)	(189)
Total deferred tax expense	(4,876)	(5,021)	(1,805)
Total income tax expense	$25,465	$21,601	$20,358

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2015
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$31,152	35.00%
Effect on rate of:
State income tax, net of federal tax effect	146	0.16%
Tax-exempt income, net of expenses	(1,308)	(1.47)%
Bank owned life insurance contracts	(917)	(1.03)%
Incentive stock option expense	3	-%
Federal tax credits	(3,600)	(4.04)%
Other	(11)	(0.01)%
Effective income tax and rate	$25,465	28.61%

	Year Ended December 31, 2014
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$25,892	35.00%
Effect on rate of:
State income tax, net of federal tax effect	(358)	(0.49)%
Tax-exempt income, net of expenses	(1,316)	(1.78)%
Bank owned life insurance contracts	(798)	(1.08)%
Incentive stock option expense	(18)	(0.02)%
Federal tax credits	(1,659)	(2.24)%
Other	(142)	(0.19)%
Effective income tax and rate	$21,601	29.20%

	Year Ended December 31, 2013
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$21,691	35.00%
Effect on rate of:
State income tax, net of federal tax effect	462	0.75%
Tax-exempt income, net of expenses	(1,200)	(1.94)%
Bank owned life insurance contracts	(698)	(1.13)%
Incentive stock option expense	66	0.11%
Other	37	0.06%
Effective income tax and rate	$20,358	32.85%

The components of net deferred tax asset are as follows:

	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$16,482	$13,491
Other real estate owned	1,136	1,319
Nonqualified equity awards	1,576	1,594
Nonaccrual interest	441	444
State tax credits	2,313	987
Investments	1,826	667
Deferred loan fees	642	87
Reserve for unfunded commitments	190	-
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in acquisition	972	-
Acquired net operating losses	1,398	-
Other deferred tax assets	228	117
Total deferred tax assets	27,204	18,706

Deferred tax liabilities:
Net unrealized gain on securities available for sale	1,641	2,418
Depreciation	1,285	421
Prepaid expenses	202	151
Acquired intangible assets	651	-
Total deferred tax liabilities	3,779	2,990
Net deferred tax assets	$23,425	$15,716

The Company believes its net deferred tax asset is recoverable as of December 31, 2015 based on the expectation of future taxable income and other relevant considerations.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2012 through 2015. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $61,000 and $12,000 as of December 31, 2015 and 2014, respectively. Unrecognized income tax benefits as of December 31, 2014 and December 31, 2015, that, if recognized, would impact the effective income tax rate totaled $804,000 and $1,173,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2015, 2014 and 2013 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2015	2014	2013
	(In Thousands)
Balance, beginning of year	$804	$437	$161
Increases related to prior year tax positions	369	367	276
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Lapse of statute	-	-	-
Balance, end of year	$1,173	$804	$437

NOTE 19.	COMMITMENTS AND CONTINGENCIES

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

	2015	2014	2013
	(In Thousands)
Commitments to extend credit	$1,409,425	$1,156,682	$1,052,902
Credit card arrangements	62,462	45,155	38,122
Standby letters of credit and financial guarantees	38,224	33,280	40,371
Total	$1,510,111	$1,235,117	$1,131,395

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

The Company’s loan portfolio is concentrated primarily in loans secured by real estate, of which 57% is secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the other real estate owned is located in that same market. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

NOTE 21.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

	Years Ended December 31,
	2015	2014	2013
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	25,713,233	23,855,001	20,607,213
Net income available to common stockholders	$63,260	$51,946	$41,201
Basic earnings per common share	$2.46	2.18	$2.00

Weighted average common shares outstanding	25,713,233	23,855,001	20,607,213
Dilutive effects of assumed conversions and exercise of stock options and warrants	729,321	963,220	1,198,812
Weighted average common and dilutive potential common shares outstanding	26,442,554	24,818,221	21,806,025
Net income available to common stockholders	$63,260	$51,946	$41,201
Effect of interest expense on convertible debt, net of tax and discretionary expenditures related to conversion	$-	$-	$115
Net income available to common stockholders, adjusted for effect of debt conversion	$63,260	$51,946	$41,316
Diluted earnings per common share	$2.39	$2.09	$1.90

NOTE 22.	RELATED PARTY TRANSACTIONS

As more fully described in Note 4, the Company had outstanding loan balances to related parties as of December 31, 2015 and 2014 in the amount of $12.1 million and $13.1 million, respectively. Related party deposits totaled $7.6 million and $5.6 million at December 31, 2015 and 2014, respectively.

NOTE 23.	FAIR VALUE MEASUREMENT

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $6,268,000 and $4,961,000 during the years ended December 31, 2015 and 2014, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $743,000 and $1,297,000 was recognized during the years ended December 31, 2015 and 2014, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$45,009	$-	$45,009
Mortgage-backed securities	-	136,954	-	136,954
State and municipal securities	-	146,033	-	146,033
Corporate debt	-	14,942	-	14,942
Total assets at fair value	$-	$342,938	$-	$342,938

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$51,138	$-	$51,138
Mortgage-backed securities	-	95,523	-	95,523
State and municipal securities	-	135,663	-	135,663
Corporate debt	-	15,986	-	15,986
Total assets at fair value	$-	$298,310	$-	$298,310

The carrying amount and estimated fair value of the Company’s financial instruments were as follows::

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$27,808	$27,808
Other real estate owned and repossessed assets	-	-	5,392	5,392
Total assets at fair value	-	-	$33,200	$33,200

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$21,631	$21,631
Other real estate owned	-	-	6,840	6,840
Total assets at fair value	$-	$-	$28,471	$28,471

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

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and December 31, 2014 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$317,450	$317,450	$296,573	$296,573

Level 2 Inputs:
Debt securities available for sale	$342,938	$342,938	$298,310	$298,310
Debt securities held to maturity	27,426	27,910	29,355	29,974
Restricted equity securities	4,954	4,954	3,921	3,921
Federal funds sold	34,785	34,785	891	891
Mortgage loans held for sale	8,249	8,295	5,984	5,984
Bank owned life insurance contracts	91,594	91,594	86,288	86,288

Level 3 Inputs:
Loans, net	$4,172,956	$4,179,835	$3,324,229	$3,327,371

Financial Liabilities:
Level 2 Inputs:
Deposits	$4,223,888	$4,223,181	$3,398,160	$3,399,261
Federal funds purchased	352,360	352,360	264,315	264,315
Other borrowings	55,637	64,305	19,973	19,973

NOTE 24.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2015 and 2014 and the condensed statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013.

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$48,182	$61,611
Investment in subsidiary	456,407	366,609
Other assets	375	51
Total assets	$504,964	$428,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$54,639	$19,973
Other liabilities	1,555	1,337
Total liabilities	56,194	21,310
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, no shares issued and outstanding at December 31, 2015, and 40,000 shares issued and outstanding at December 31, 2014	-	39,958
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 25,972,698 shares issued and outstanding at December 31, 2015 and 24,801,518 shares issued and outstanding at December 31, 2014	26	25
Additional paid-in capital	211,546	185,397
Retained earnings	234,150	177,091
Accumulated other comprehensive income	3,048	4,490
Total stockholders' equity	448,770	406,961
Total liabilites and stockholders' equity	$504,964	$428,271

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(In Thousands)

	2015	2014	2013
Income:
Dividends received from subsidiary	$20,000	$12,000	$4,750
Other income	1	-	1
Total income	20,001	12,000	4,751
Expense:
Other expenses	1,603	1,183	1,147
Total expenses	1,603	1,183	1,147
Equity in undistributed earnings of subsidiary	45,095	41,529	37,997
Net income	63,493	52,346	41,601
Dividends on preferred stock	233	400	400
Net income available to common stockholders	$63,260	$51,946	$41,201

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In Thousands)

	2015	2014	2013
Operating activities
Net income	$63,493	$52,346	$41,601
Adjustments to reconcile net income to net cash used in operating activities:
Other	(271)	165	(224)
Equity in undistributed earnings of subsidiary	(45,095)	(41,529)	(37,997)
Net cash provided by operating activities	18,127	10,982	3,380
Investing activities
Other	-	-	(10,499)
Net cash paid in acquisition	(20,926)	-	-
Investment in subsidiary	736	-	-
Net cash used in investing activities	(20,190)	-	(10,499)
Financing activities
Proceeds from other borrowings	34,750	-	-
Redemption of preferred stock	(40,000)	-	-
Proceeds from issuance of common stock, net	-	52,076	10,499
Dividends paid on common stock	(5,883)	(3,609)	(3,682)
Dividends paid on preferred stock	(233)	(400)	(400)
Net cash provided by financing activities	(11,366)	48,067	6,417
(Decrease) increase in cash and cash equivalents	(13,429)	59,049	(702)
Cash and cash equivalents at beginning of year	61,611	2,562	3,264
Cash and cash equivalents at end of year	$48,182	$61,611	$2,562

NOTE 25.	SUBSEQUENT EVENTS

On January 25, 2016, the Company announced its entry into the Tampa Bay area of Florida with the hire of a regional CEO for that market, Gregory W. Bryant. Mr. Bryant was formerly the President and CEO of Bay Cities Bank prior to its sale to Home Bancshares, Inc.

In February 2016, the Company formed SF TN Realty, Inc., an Alabama corporation, to hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank and have elected to be treated as a real estate investment trust (“REIT”) for U.S. income tax purposes. SF TN Realty, Inc. is consolidated into the Company.

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2015, and events which occurred subsequent to December 31, 2015 but were not recognized in the consolidated financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2015 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$40,783	$44,209	$46,532	$48,451
Interest expense	3,746	3,998	4,670	5,290
Net interest income	37,037	40,211	41,862	43,161
Provision for loan losses	2,405	4,062	3,072	3,308
Net income available to common stockholders	12,955	14,346	16,233	19,726
Net income per common share, basic	$0.51	$0.56	$0.63	$0.76
Net income per common share, diluted	$0.49	$0.54	$0.61	$0.74

	2014 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$34,281	$35,424	$36,857	$38,163
Interest expense	3,432	3,446	3,538	3,703
Net interest income	30,849	31,978	33,319	34,460
Provision for loan losses	2,314	2,438	2,748	2,759
Net income available to common stockholders	11,658	11,469	13,902	14,917
Net income per common share, basic	$0.53	$0.49	$0.56	$0.60
Net income per common share, diluted	$0.51	$0.46	$0.54	$0.58

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria. See “Report of Management on Internal Control Over Financial Reporting.”

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of the Form 10-K.

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

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a) The following statements are filed as a part of this Annual Report on Form 10-K

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Certificate of Incorporation, as amended (Restated for SEC filing purposes only) (2)

3.2	Bylaws (Restated for SEC filing purposes only) (3)

4.1	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of ServisFirst Bancshares, Inc. (4)

4.2	Form of Common Stock Certificate (5)

4.3	Revised Form of Common Stock Certificate (6)

10.1	2005 Amended and Restated Stock Incentive Plan (7)

10.2	Amended and Restated Change in Control Agreement with William M. Foshee dated March 5, 2014 (8)

10.3	Amended and Restated Change in Control Agreement with Clarence C. Pouncey III dated March 5, 2014 (9)

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (10)

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (11)

10.6	2009 Amended and Restated Stock Incentive Plan (12)

10.7	Note Purchase Agreement, dated November 9, 2012 between the Company and the purchasers party thereto (13)

10.8	Note Purchase Agreement, dated July 15, 2015 between the Company and the purchasers party thereto (14)

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Consolidated Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (15)

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

(3) Registrant hereby incorporates by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2014.

(4) Registrant hereby incorporates by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on June 23, 2011.

(5) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(6) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on September 15, 2008.

(7) Registrant hereby incorporates by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(8) Registrant hereby incorporates by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K, filed on March 7, 2014.

(9) Registrant hereby incorporates by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed on March 7, 2014.

(10) Registrant hereby incorporates by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(11) Registrant hereby incorporates by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.

(12) Registrant hereby incorporates by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on March 18, 2014.

(13) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 15, 2012.

(14) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 20, 2015.

(15) Registrant hereby incorporates by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, filed on March 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	February 24, 2016
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 24, 2016
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	February 24, 2016
Stanley M. Brock

*	Director	February 24, 2016
Michael D. Fuller

*	Director	February 24, 2016
James J. Filler

*	Director	February 24, 2016
Joseph R. Cashio

*	Director	February 24, 2016
Hatton C. V. Smith

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
February 24, 2016

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