Form 10-Q
period 2016-03-31
ServisFirst Bancshares, Inc.
filed 2016-05-03
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 28, 2016
Common stock, $.001 par value	26,211,948

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$56,714	$46,614
Interest-bearing balances due from depository institutions	440,513	270,836
Federal funds sold	28,410	34,785
Cash and cash equivalents	525,637	352,235
Available for sale debt securities, at fair value	334,567	342,938
Held to maturity debt securities (fair value of $28,409 and $27,910 at
March 31, 2016 and December 31, 2015, respectively)	27,539	27,426
Equity securities	5,667	4,954
Mortgage loans held for sale	5,090	8,249
Loans	4,340,900	4,216,375
Less allowance for loan losses	(45,145)	(43,419)
Loans, net	4,295,755	4,172,956
Premises and equipment, net	20,989	19,434
Accrued interest and dividends receivable	13,416	13,698
Deferred tax assets	22,697	23,425
Other real estate owned and repossessed assets	4,044	5,392
Bank owned life insurance contracts	92,218	91,594
Goodwill and other identifiable intangible assets	15,239	15,330
Other assets	15,741	17,878
Total assets	$5,378,599	$5,095,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,070,275	$1,053,467
Interest-bearing	3,269,472	3,170,421
Total deposits	4,339,747	4,223,888
Federal funds purchased	497,885	352,360
Other borrowings	55,543	55,637
Accrued interest payable	3,643	2,369
Other liabilities	10,841	12,108
Total liabilities	4,907,659	4,646,362
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; 40,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Preferred stock, par value $.001 per share; 1,000,000 shares authorized and 960,000 currently undesignated	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 26,182,698 shares issued and outstanding at March 31, 2016 and 25,972,698 shares issued and outstanding at December 31, 2015	26	26
Additional paid-in capital	215,948	211,546
Retained earnings	249,704	234,150
Accumulated other comprehensive income	4,885	3,048
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	470,563	448,770
Noncontrolling interest	377	377
Total stockholders' equity	470,940	449,147
Total liabilities and stockholders' equity	$5,378,599	$5,095,509

(1)	derived from audited financial statements

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$47,247	$38,646
Taxable securities	1,269	1,128
Nontaxable securities	858	860
Federal funds sold	73	77
Other interest and dividends	514	72
Total interest income	49,961	40,783
Interest expense:
Deposits	4,361	3,270
Borrowed funds	1,421	476
Total interest expense	5,782	3,746
Net interest income	44,179	37,037
Provision for loan losses	2,059	2,405
Net interest income after provision for loan losses	42,120	34,632
Noninterest income:
Service charges on deposit accounts	1,307	1,207
Mortgage banking	668	454
Securities gains	-	29
Increase in cash surrender value of life insurance	624	648
Other operating income	1,127	739
Total noninterest income	3,726	3,077
Noninterest expense:
Salaries and employee benefits	11,067	9,008
Equipment and occupancy expense	1,985	1,661
Professional services	738	568
FDIC and other regulatory assessments	750	620
OREO expense	449	214
Merger expense	-	2,096
Other operating expense	4,592	4,584
Total noninterest expense	19,581	18,751
Income before income taxes	26,265	18,958
Provision for income taxes	8,616	5,903
Net income	17,649	13,055
Preferred stock dividends	-	100
Net income available to common stockholders	$17,649	$12,955

Basic earnings per common share	$0.68	$0.51

Diluted earnings per common share	$0.66	$0.49

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$17,649	$13,055
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $984 and $401 for 2016 and 2015, respectively	1,837	745
Reclassification adjustment for net gain on sale of securities in net income, net of tax of $10	-	(19)
Other comprehensive income, net of tax	1,837	726
Comprehensive income	$19,486	$13,781

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2015	$-	$26	$211,546	$234,150	$3,048	$377	$449,147
Common dividends declared, $0.08 per share	-	-	-	(2,095)	-	-	(2,095)
Issue 205,500 shares of common stock upon exercise and vesting of stock options	-	-	1,752	-	-	-	1,752
Excess tax benefit on exercise of stock options	-	-	2,307	-	-	-	2,307
Stock-based compensation expense	-	-	343	-	-	-	343
Other comprehensive income	-	-	-	-	1,837	-	1,837
Net income	-	-	-	17,649	-	-	17,649
Balance, March 31, 2016	$-	$26	$215,948	$249,704	$4,885	$377	$470,940

Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends declared, $0.06 per share	-	-	-	(1,539)	-	-	(1,539)
Preferred dividends paid	-	-	-	(100)	-	-	(100)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Issue 215,500 shares of common stock upon exercise of stock options and vesting of stock awards	-	-	1,326	-	-	-	1,326
Excess tax benefit on exercise and vesting of stock options	-	-	995	-	-	-	995
Stock-based compensation expense	-	-	301	-	-	-	301
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Other comprehensive income	-	-	-	-	726	-	726
Net income	-	-	-	13,055	-	-	13,055
Balance, March 31, 2015	$39,958	$26	$207,374	$188,507	$5,216	$377	$441,458

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands) (Unaudited)

	2016	2015
OPERATING ACTIVITIES
Net income	$17,649	$13,055
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(255)	3,941
Provision for loan losses	2,059	2,405
Depreciation	730	512
Accretion on acquired loans	(290)	(369)
Amortization of core deposit intangible	91	74
Net amortization of debt securities available for sale	634	634
Decrease (increase) in accrued interest and dividends receivable	282	(293)
Stock-based compensation expense	343	301
Increase in accrued interest payable	1,274	576
Proceeds from sale of mortgage loans held for sale	27,918	24,475
Originations of mortgage loans held for sale	(24,091)	(30,421)
Gain on sale of mortgage loans held for sale	(668)	(454)
Gain on sale of debt securities available for sale	-	(29)
Net loss (gain) on sale of other real estate owned and repossessed assets	19	(20)
Write down of other real estate owned	373	125
Increase in cash surrender value of life insurance contracts	(624)	(648)
Losses of tax credit partnerships	38	38
Excess tax benefits from the exercise of stock options and vesting of stock awards	(2,307)	(995)
Net change in other assets, liabilities, and other operating activities	1,792	(1,029)
Net cash provided by operating activities	24,967	11,878
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(10,069)	(5,334)
Proceeds from maturities, calls and paydowns of debt securities available for sale	21,119	9,688
Proceeds from sale of debt securities available for sale	-	16,548
Purchase of debt securities held to maturity	(439)	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	326	229
Increase in loans	(124,622)	(100,510)
Purchase of premises and equipment	(2,285)	(301)
Purchase of equity securities	(708)	(533)
Proceeds from sale of other real estate owned and repossessed assets	1,013	1,928
Expenditures to complete construction of other real estate owned	(3)	-
Net cash paid in acquisition of Metro Bancshares, Inc.	-	(12,883)
Net cash used in investing activities	(115,668)	(91,168)
FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	16,808	9,005
Increase in interest-bearing deposits	99,051	55,844
Increase in federal funds purchased	145,525	14,410
Paydown of Federal Home Loan Bank advance	(100)	(100)
Proceeds from sale of preferred shares	-	125
Proceeds from exercise of stock options and warrants	1,752	1,326
Excess tax benefits from exercise of stock options and warrants	2,307	995
Dividends on common stock	(1,240)	-
Dividends on preferred stock	-	(100)
Net cash provided by financing activities	264,103	81,505

Net increase in cash and cash equivalents	173,402	2,215

Cash and cash equivalents at beginning of year	352,235	297,464

Cash and cash equivalents at end of year	$525,637	$299,679

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$4,508	$3,081
Income taxes	674	530
Income tax refund for Metro Bancshares, Inc. loss carryback	(867)	-
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	1,076	1,202
Internally financed sales of other real estate owned and repossessed assets	1,022	452
Dividends declared	$2,095	$1,539
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$-	$201,821
Other intangible assets acquired	-	18,143
Fair value of liabilities assumed	-	(179,682)
Net identifiable assets acquired over liabilities assumed	$-	$40,282

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2015.

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

	January 31, 2015
	As recorded by Metro	Fair value adjustment (1)		As recorded by the Company
Assets acquired:
Cash and cash equivalents	$8,543	$-		$8,543
Debt securities	28,833	(41)	a	28,792
Equity securities	499	-		499
Loans	152,869	(3,874)	b	148,995
Allowance for loan losses	(1,621)	1,621	b	-
Premises and equipment, net	7,606	762	c	8,368
Accrued interest receivable	484	-		484
Deferred taxes	754	3,153	d	3,907
Other real estate owned	2,373	(25)	e	2,348
Bank owned life insurance contracts	2,685	-		2,685
Core deposit intangible	-	2,090	f	2,090
Other assets	364	-		364
Total assets acquired	$203,389	$3,686		$207,075
Liabilities assumed:
Deposits	175,236	518	g	175,754
Federal funds purchased	2,175	-		2,175
Other borrowings	1,400	(4)	h	1,396
Accrued interest payable	89	-		89
Other liabilities	996	-		996
Total liabilities assumed	$179,896	$514		$180,410
Net assets acquired	$23,493	$3,172		$26,665
Consideration Paid:
Cash				$(20,926)
Stock				(19,356)
Total consideration paid				$(40,282)
Goodwill				$13,617

(1)	The Company’s acquisition of Metro closed on January 31, 2015. Accordingly, each of the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of them in future periods based on this continuing evaluation. To the extent that any of the preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired debt securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial statement purposes and their basis for federal income tax purposes.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other real estate owned acquired.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed debt.

The estimated fair value of the purchased credit impaired loans acquired in the Metro transaction on January 31, 2015 was $5.1 million and is immaterial to the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
	2016	2015
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	26,097,363	25,396,241
Net income available to common stockholders	$17,649	$12,955
Basic earnings per common share	$0.68	$0.51

Weighted average common shares outstanding	26,097,363	25,396,241
Dilutive effects of assumed conversions and exercise of stock options and warrants	469,447	841,739
Weighted average common and dilutive potential common shares outstanding	26,566,810	26,237,980
Net income, available to common stockholders	$17,649	$12,955
Diluted earnings per common share	$0.66	$0.49

NOTE 5 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In Thousands)
March 31, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$42,566	$1,022	$-	$43,588
Mortgage-backed securities	128,912	3,429	(13)	132,328
State and municipal securities	140,659	3,058	(29)	143,688
Corporate debt	14,920	76	(33)	14,963
Total	$327,057	$7,585	$(75)	$334,567
Securities Held to Maturity
Mortgage-backed securities	$21,339	$472	$(72)	$21,739
State and municipal securities	6,200	471	(1)	6,670
Total	$27,539	$943	$(73)	$28,409

December 31, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$44,581	$569	$(141)	$45,009
Mortgage-backed securities	135,363	1,945	(354)	136,954
State and municipal securities	143,403	2,731	(101)	146,033
Corporate debt	14,902	67	(27)	14,942
Total	$338,249	$5,312	$(623)	$342,938
Securities Held to Maturity
Mortgage-backed securities	$21,666	$368	$(332)	$21,702
State and municipal securities	5,760	449	(1)	6,208
Total	$27,426	$817	$(333)	$27,910

The amortized cost and fair value of debt securities as of March 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$22,124	$22,282	$16,770	$16,868
Due from one to five years	146,175	149,370	153,880	156,311
Due from five to ten years	29,846	30,587	32,236	32,805
Due after ten years	-	-	-	-
Mortgage-backed securities	128,912	132,328	135,363	136,954
	$327,057	$334,567	$338,249	$342,938

Debt securities held to maturity
Due from five to ten years	$627	$660	$627	$659
Due after ten years	5,573	6,010	5,133	5,549
Mortgage-backed securities	21,339	21,739	21,666	21,702
	$27,539	$28,409	$27,426	$27,910

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2016 and December 31, 2015, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2016, 11 of the Company’s 750 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2016:
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	(85)	8,669	(85)	8,669
State and municipal securities	(23)	5,988	(7)	1,109	(30)	7,097
Corporate debt	(33)	7,936	-	-	(33)	7,936
Total	$(56)	$13,924	$(92)	$9,778	$(148)	$23,702

December 31, 2015:
U.S. Treasury and government sponsored agencies	$(141)	$3,886	$-	$-	$(141)	$3,886
Mortgage-backed securities	(354)	56,609	(332)	11,712	(686)	68,321
State and municipal securities	(55)	15,464	(47)	4,531	(102)	19,995
Corporate debt	(27)	2,961	-	-	(27)	2,961
Total	$(577)	$78,920	$(379)	$16,243	$(956)	$95,163

NOTE 6 – LOANS

The following table details the Company’s loans at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,799,133	$1,760,479
Real estate - construction	254,254	243,267
Real estate - mortgage:
Owner-occupied commercial	1,055,852	1,014,669
1-4 family mortgage	458,031	444,134
Other mortgage	723,542	698,779
Subtotal: Real estate - mortgage	2,237,425	2,157,582
Consumer	50,088	55,047
Total Loans	4,340,900	4,216,375
Less: Allowance for loan losses	(45,145)	(43,419)
Net Loans	$4,295,755	$4,172,956

Commercial, financial and agricultural	41.45%	41.75%
Real estate - construction	5.86%	5.77%
Real estate - mortgage:
Owner-occupied commercial	24.32%	24.07%
1-4 family mortgage	10.55%	10.53%
Other mortgage	16.67%	16.57%
Subtotal: Real estate - mortgage	51.54%	51.17%
Consumer	1.15%	1.31%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor(s) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2016 and December 31, 2015 were as follows:

		Special
March 31, 2016	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,736,917	$42,155	$20,061	$-	$1,799,133
Real estate - construction	242,654	6,884	4,716	-	254,254
Real estate - mortgage:
Owner-occupied commercial	1,032,774	6,371	16,707	-	1,055,852
1-4 family mortgage	452,482	2,596	2,953	-	458,031
Other mortgage	708,749	11,263	3,530	-	723,542
Total real estate - mortgage	2,194,005	20,230	23,190	-	2,237,425
Consumer	50,028	30	30	-	50,088
Total	$4,223,604	$69,299	$47,997	$-	$4,340,900

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,701,591	$47,393	$11,495	$-	$1,760,479
Real estate – construction	233,046	6,221	4,000	-	243,267
Real estate - mortgage:
Owner-occupied commercial	988,762	18,169	7,738	-	1,014,669
1-4 family mortgage	437,834	3,301	2,999	-	444,134
Other mortgage	683,157	11,086	4,536	-	698,779
Total real estate - mortgage	2,109,753	32,556	15,273	-	2,157,582
Consumer	54,973	42	32	-	55,047
Total	$4,099,363	$86,212	$30,800	$-	$4,216,375

Loans by performance status as of March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,797,280	$1,853	$1,799,133
Real estate - construction	250,838	3,416	254,254
Real estate - mortgage:
Owner-occupied commercial	1,055,852	-	1,055,852
1-4 family mortgage	457,589	442	458,031
Other mortgage	722,737	805	723,542
Total real estate - mortgage	2,236,178	1,247	2,237,425
Consumer	50,054	34	50,088
Total	$4,334,350	$6,550	$4,340,900

December 31, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,758,561	$1,918	$1,760,479
Real estate - construction	239,267	4,000	243,267
Real estate - mortgage:
Owner-occupied commercial	1,014,669	-	1,014,669
1-4 family mortgage	443,936	198	444,134
Other mortgage	697,160	1,619	698,779
Total real estate - mortgage	2,155,765	1,817	2,157,582
Consumer	55,015	32	55,047
Total	$4,208,608	$7,767	$4,216,375

Loans by past due status as of March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$39	$-	$-	$39	$1,853	$1,797,241	$1,799,133
Real estate - construction	110	-	-	110	3,416	250,728	254,254
Real estate - mortgage:
Owner-occupied commercial	1,041	-	-	1,041	-	1,054,811	1,055,852
1-4 family mortgage	592	-	250	842	192	456,997	458,031
Other mortgage	-	-	163	163	642	722,737	723,542
Total real estate - mortgage	1,633	-	413	2,046	834	2,234,545	2,237,425
Consumer	19	32	4	55	30	50,003	50,088
Total	$1,801	$32	$417	$2,250	$6,133	$4,332,517	$4,340,900

December 31, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$50	$35	$-	$85	$1,918	$1,758,476	$1,760,479
Real estate - construction	198	12	-	210	4,000	239,057	243,267
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	1,014,669	1,014,669
1-4 family mortgage	-	210	-	210	198	443,726	444,134
Other mortgage	-	-	-	-	1,619	697,160	698,779
Total real estate - mortgage	-	210	-	210	1,817	2,155,555	2,157,582
Consumer	45	6	1	52	31	54,964	55,047
Total	$293	$263	$1	$557	$7,766	$4,208,052	$4,216,375

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

Non-Impaired Loans. Non-impaired loans are grouped into the following homogeneous loan pools by loan type: commercial and industrial, construction and development, commercial real estate, second lien home equity lines of credit, and all other loans. Each loan pool is stratified by internal risk rating and multiplied by a loss allocation percentage derived from the loan pool historical loss rate. The historical loss rate is based on an age weighted five year history of net charge-offs experienced by pool, with the most recent net charge-off experience given a greater weighting. This results in the expected loss rate per year, adjusted by a qualitative adjustment factor and a years-to-impairment factor, for each pool of loans to derive the total amount of allowance for non-impaired loans.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(50)	(381)	-	(18)	(449)
Recoveries	3	16	97	-	116
Provision	1,391	(62)	743	(13)	2,059
Balance at March 31, 2016	$22,839	$5,005	$16,901	$400	$45,145

	Three Months Ended March 31, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(77)	(382)	(433)	(5)	(897)
Recoveries	19	99	101	-	219
Provision	836	(223)	1,766	26	2,405
Balance at March 31, 2015	$16,857	$5,889	$13,546	$1,064	$37,356

	As of March 31, 2016
Allowance for loan losses:
Individually Evaluated for Impairment	$3,645	$793	$1,733	$30	$6,201
Collectively Evaluated for Impairment	19,194	4,212	15,168	370	38,944

Loans:
Ending Balance	$1,799,133	$254,254	$2,237,425	$50,088	$4,340,900
Individually Tested for Impairment	20,075	4,767	25,762	39	50,643
Collectively Evaluated for Impairment	1,779,058	249,487	2,211,663	50,049	4,290,257

	As of December 31, 2015
Allowance for loan losses:
Individually Evaluated for Impairment	$2,698	$1,223	$1,730	$32	$5,683
Collectively Evaluated for Impairment	18,797	4,209	14,331	399	37,736

Loans:
Ending Balance	$1,760,479	$243,267	$2,157,582	$55,047	$4,216,375
Individually Evaluated for Impairment	11,513	4,052	17,880	46	33,491
Collectively Evaluated for Impairment	1,748,966	239,215	2,139,702	55,001	4,182,884

The following table presents details of the Company’s impaired loans as of March 31, 2016 and December 31, 2015, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2016
				For the three months
				ended March 31, 2016
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,176	$2,184	$-	$2,182	$24
Real estate - construction	776	1,640	-	1,242	1
Real estate - mortgage:
Owner-occupied commercial	11,384	11,545	-	11,925	166
1-4 family mortgage	2,105	2,272	-	2,335	42
Other mortgage	3,085	3,078	-	3,100	43
Total real estate - mortgage	16,574	16,895	-	17,360	251
Consumer	9	13	-	9	-
Total with no allowance recorded	19,535	20,732	-	20,793	276

With an allowance recorded:
Commercial, financial and agricultural	17,899	19,899	3,645	18,009	280
Real estate - construction	3,991	3,991	793	3,966	19
Real estate - mortgage:
Owner-occupied commercial	7,895	7,895	1,253	7,948	94
1-4 family mortgage	848	848	345	846	5
Other mortgage	445	445	135	451	4
Total real estate - mortgage	9,188	9,188	1,733	9,245	103
Consumer	30	30	30	31	-
Total with allowance recorded	31,108	33,108	6,201	31,251	402

Total Impaired Loans:
Commercial, financial and agricultural	20,075	22,083	3,645	20,191	304
Real estate - construction	4,767	5,631	793	5,208	20
Real estate - mortgage:
Owner-occupied commercial	19,279	19,440	1,253	19,873	260
1-4 family mortgage	2,953	3,120	345	3,181	47
Other mortgage	3,530	3,523	135	3,551	47
Total real estate - mortgage	25,762	26,083	1,733	26,605	354
Consumer	39	43	30	40	-
Total impaired loans	$50,643	$53,840	$6,201	$52,044	$678

	December 31, 2015
				For the twelve months
				ended December 31, 2015
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

Troubled Debt Restructurings (“TDR”) at March 31, 2016, December 31, 2015 and March 31, 2015 totaled $6.8 million, $7.7 million and $8.3 million, respectively. At March 31, 2016, the Company had a related allowance for loan losses of $0.9 million allocated to these TDRs, compared to $0.9 million at December 31, 2015 and $1.2 million at March 31, 2015. All loans classified as TDRs were performing as agreed under the terms of their restructured plans as of March 31, 2016 and 2015. There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2016 and 2015.

No TDRs which were modified in the previous twelve months (i.e., the twelve months prior to default) defaulted during the three months ended March 31, 2016 or 2015. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2016, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $343,000 and $301,000 for the three months ended March 31, 2016 and 2015, respectively.

The Company’s 2005 Amended and Restated Stock Incentive Plan allows for the grant of stock options to purchase up to 3,075,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 2,775,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units. Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are generally granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2016	2015
Expected volatility	29.00%	24.00%
Expected dividends	0.60%	0.75%
Expected term (in years)	6 years	6 years
Risk-free rate	1.92%	1.71%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2016 and March 31, 2015 was $11.53 and $7.61, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2016 and March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2016:
Outstanding at January 1, 2016	1,249,417	$13.32	6.3	$42,743
Granted	99,000	38.21	9.8	-
Exercised	(205,500)	8.53	4.6	7,372
Forfeited	(4,500)	39.04	9.3	24
Outstanding at March 31, 2016	1,138,417	16.24	6.7	$32,058

Exercisable at March 31, 2016	391,418	$9.47	5.2	$13,672

Three Months Ended March 31, 2015:
Outstanding at January 1, 2015	1,622,917	$9.38	5.9	$38,256
Granted	85,500	30.77	9.9	-
Exercised	(215,500)	6.19	3.1	5,774
Forfeited	-	-	-	-
Outstanding at March 31, 2015	1,492,917	11.06	6.3	$32,737

Exercisable at March 31, 2015	383,418	$8.64	4.5	$9,335

As of March 31, 2016, there was $2,651,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.6 years.

Restricted Stock

The Company has issued 241,588 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock at the time of grant, and this total value will be recognized as compensation expense over the vesting period, which is five years from the date of grant. As of March 31, 2016, there was $633,000 of total unrecognized compensation expense. The expense is expected to be recognized evenly over the remaining 2.3 years of the restricted stock’s vesting period.

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2016 and December 31, 2015 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that have not been previously issued. The Company early adopted the amendments in ASU 2015-03. As of March 31, 2016, the Company had reported its $34.75 million of 5.50% Subordinated Notes due November 9, 2022 net of unamortized issue costs of $105,000 and recognized $6,000 of amortization in interest expense for the three months ended March 31, 2016.

In August 2015, the FASB issue ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 was effective upon issuance for all entities. The Company, having early adopted the amendments in ASU 2015-03, considers the amendments in this ASU to have no effect on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 became effective for interim and annual reporting periods beginning after December 15, 2015. The Company has adopted the provisions these amendments, and they have no impact on the Company’s financial reporting.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. Adoption of these amendments had no impact on the Company’s consolidated financial statements.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), issued in May 2014, by one year. ASU 2014-09 is discussed in the Annual Report on Form 10-K for the year ended December 31, 2014. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions of ASU 2015-14 and ASU 2014-09.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and have similar effective dates and transition requirements (i.e., effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein). The Company is currently evaluating the impact of adopting the new revenue recognition guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $911,000 during the three months ended March 31, 2016, and $1,301,000 during the three months ended March 31, 2015.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $392,000 and $105,000 was recognized during the three months ended March 31, 2016 and during the three months ended March 31, 2015, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

Residential real estate loan foreclosures classified as OREO totaled $715,000 as of March 31, 2016 and $1,141,000 as of December 31, 2015.

No residential real estate loans were in the process of being foreclosed as of March 31, 2016 and as of December 31, 2015.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$43,588	$-	$43,588
Mortgage-backed securities	-	132,328	-	132,328
State and municipal securities	-	143,688	-	143,688
Corporate debt	-	14,963	-	14,963
Total assets at fair value	$-	$334,567	$-	$334,567

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$45,009	$-	$45,009
Mortgage-backed securities	-	136,954	-	136,954
State and municipal securities	-	146,033	-	146,033
Corporate debt	-	14,942	-	14,942
Total assets at fair value	$-	$342,938	$-	$342,938

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$44,442	$44,442
Other real estate owned and repossessed assets	-	-	4,044	4,044
Total assets at fair value	$-	$-	$48,486	$48,486

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$27,808	$27,808
Other real estate owned	-	-	5,392	5,392
Total assets at fair value	$-	$-	$33,200	$33,200

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

Bank owned life insurance contracts: The carrying amounts in the statements of financial condition approximate these assets’ fair value.

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

Federal funds purchased: The carrying amounts in the statements of condition approximate those assets’ fair value.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$497,227	$497,227	$317,450	$317,450

Level 2 inputs:
Available for sale debt securities	$334,567	$334,567	$342,938	$342,938
Held to maturity debt securities	27,539	28,409	27,426	27,910
Equity securities	5,667	5,667	4,954	4,954
Federal funds sold	28,410	28,410	34,785	34,785
Mortgage loans held for sale	5,090	5,139	8,249	8,295
Bank owned life insurance contracts	92,218	92,218	91,594	91,594

Level 3 Inputs:
Loans, net	$4,295,755	$4,326,975	$4,172,956	$4,179,835

Financial Liabilities:
Level 2 inputs:
Deposits	$4,339,747	$4,341,021	$4,223,888	$4,223,181
Federal funds purchased	497,885	497,885	352,360	352,360
Other borrowings	55,543	54,307	55,637	52,521

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2016, and events which occurred subsequent to March 31, 2016 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and March 31, 2015.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through nineteen full-service banking offices located in Alabama, the Tampa Bay area of Florida, the panhandle of Florida, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, and Nashville, Tennessee. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of March 31, 2016, we had consolidated total assets of $5.38 billion, up $0.28 billion, or 5.6%, from total assets of $5.10 billion at December 31, 2015. Total loans were $4.34 billion at March 31, 2016, up $0.12 billion, or 3.0%, from $4.22 billion at December 31, 2015. Total deposits were $4.34 billion at March 31, 2016, up $0.12 billion, or 2.7%, from $4.22 billion at December 31, 2015.

Net income available to common stockholders for the quarter ended March 31, 2016 was $17.6 million, an increase of $4.6 million, or 35.4%, from $13.0 million for the quarter ended March 31, 2015. Basic and diluted earnings per common share were $0.68 and $0.66, respectively, for the three months ended March 31, 2016, compared to $0.51 and $0.49, respectively, for the corresponding period in 2015. This increase in net income was primarily attributable to increased net interest income of $6.2 million resulting from a $650.1 million, or 19.4%, increase in average interest-earning assets from the quarter ended March 31, 2015 to the corresponding period in 2016. This increase in net interest income and average interest-earning assets is further explained in “Results of Operations - Net Interest Income” below.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Financial Condition

Cash and Cash Equivalents

At March 31, 2016, we had $28.4 million in federal funds sold, compared to $34.8 million at December 31, 2015. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2016, we had $438.9 million in balances at the Federal Reserve, compared to $269.4 million at December 31, 2015.

Investment Securities

Debt securities available for sale totaled $334.6 million at March 31, 2016 and $342.9 million at December 31, 2015. Investment securities held to maturity totaled $27.5 million at March 31, 2016 and $27.4 million at December 31, 2015. We had pay downs of $6.6 million on mortgage-backed securities, calls and maturities of $5.1 million on municipal securities, and one agency call of $2.0 million during the first three months of 2016. We bought $2.6 million of municipal securities and $8.3 of mortgage-backed securities during the first three months of 2016. One municipal security bought during the first three months of 2016 was classified as held to maturity. All other securities bought during the period are classified as available for sale.

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

All securities held are traded in liquid markets. As of March 31, 2016, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $4.7 million and certain securities of First National Bankers Bank in which we invested $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2016 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $258.9 million and $245.5 million as of March 31, 2016 and December 31, 2015, respectively.

Loans

We had total loans of $4.34 billion at March 31, 2016, up of $0.12 billion, or 3.0%, compared to $4.22 billion at December 31, 2015. At March 31, 2016, the percentage of our total loans in each of our markets was as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	45.91%
Huntsville, AL MSA	10.44%
Dothan, AL MSA	9.91%
Montgomery, AL MSA	8.29%
Mobile, AL MSA	5.51%
Total Alabama MSAs	80.06%
Pensacola-Ferry Pass-Brent, FL MSA	7.17%
Tampa-St. Petersburg-Clearwater, FL MSA	0.04%
Total Florida MSAs	7.21%
Atlanta-Sandy Springs-Roswell, GA MSA	3.88%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	6.80%
Charleston-North Charleston, SC MSA	2.05%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2016.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2016	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$22,839	41.45%
Real estate - construction	5,005	5.86%
Real estate - mortgage	16,901	51.54%
Consumer	400	1.15%
Total	$45,145	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2015	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$21,495	41.75%
Real estate - construction	5,432	5.77%
Real estate - mortgage	16,061	51.17%
Consumer	431	1.31%
Total	$43,419	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $6.6 million at March 31, 2016 compared to $7.8 million at December 31, 2015. Of this total, nonaccrual loans of $6.1 million at March 31, 2016 represented a net decrease of $1.7 million from nonaccrual loans at December 31, 2015. There were four loans 90 or more days past due and still accruing totaling $417,000 at March 31, 2016, compared to one loan 90 or more days past due and still accruing totaling $1,000 at December 31, 2015. Troubled Debt Restructurings (“TDR”) at March 31, 2016 and December 31, 2015 were $6.8 million and $7.7 million, respectively. There were no loans newly classified as a TDR or renewals of existing TDRs for the three months ended March 31, 2016 or 2015.

OREO and repossessed assets decreased to $4.0 million at March 31, 2016, from $5.4 million at December 31, 2015. The total number of OREO and repossessed asset accounts decreased to 13 at March 31, 2016, from 18 at December 31, 2015. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$5,392	$6,840
OREO acquired - Metro	-	2,628
Transfers from loans and capitalized expenses	1,079	1,203
Proceeds from sales	(1,013)	(1,928)
Internally financed sales	(1,022)	-
Write-downs / net loss on sales	(392)	(105)
Balance at end of period	$4,044	$8,638

The following table summarizes our nonperforming assets and TDRs at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,853	6	$1,918	7
Real estate - construction	3,416	7	4,000	7
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	192	2	198	2
Other mortgage	642	3	1,619	5
Total real estate - mortgage	834	5	1,817	7
Consumer	30	1	31	1
Total Nonaccrual loans:	$6,133	19	$7,766	22

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	250	2	-	-
Other mortgage	163	1	-	-
Total real estate - mortgage	413	3	-	-
Consumer	4	2	1	1
Total 90+ days past due and accruing:	$417	5	$1	1

Total Nonperforming Loans:	$6,550	24	$7,767	23

Plus: Other real estate owned and repossessions	4,044	13	5,392	18
Total Nonperforming Assets	$10,594	37	$13,159	41

Restructured accruing loans:
Commercial, financial and agricultural	$6,525	8	$6,618	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	238	1	253	1
Total real estate - mortgage	238	1	253	1
Consumer	-	-	-	-
Total restructured accruing loans:	$6,763	9	$6,871	9
Total Nonperforming assets and restructured accruing loans	$17,357	46	$20,030	50

Ratios:
Nonperforming loans to total loans	0.15%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.24%		0.31%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.40%		0.47%

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

Impaired Loans and Allowance for Loan Losses

As of March 31, 2016, we had impaired loans of $50.6 million inclusive of nonaccrual loans, an increase of $17.1 million from $33.5 million as of December 31, 2015. This increase is attributable to loans totaling $19.2 million newly classified as specifically impaired, partially offset by OREO transfers of $1.0 million, net loan pay downs of $0.7 million and loan charge-offs of $0.4 million. We allocated $6.2 million of our allowance for loan losses at March 31, 2016 to these impaired loans, an increase of $0.5 million compared to $5.7 million as of December 31, 2015. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $50.6 million of impaired loans reported as of March 31, 2016, $20.0 million were commercial, financial and agricultural loans, $4.8 million were real estate – construction loans, and $25.8 million were real estate - mortgage loans.

Deposits

Total deposits increased by $.12 billion to $4.34 billion at March 31, 2016 compared to $4.22 billion at December 31, 2015. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $497.9 million and $352.4 million at March 31, 2016 and December 31, 2015, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.64% for the quarter ended March 31, 2016. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012;
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015; and
•	$0.9 million of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.
28

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2016, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $629.8 million. Additionally, the Bank had borrowing availability of approximately $320.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we may need additional funding if we are able to maintain our current growth rate into the future. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings.”

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2016. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$3,834,884	$-	$-	$-	$-
Certificates of deposit (2)	504,863	301,074	148,279	55,330	180
Federal funds purchased	497,885	497,885	-	-	-
Subordinated note payable	55,650	400	500	-	54,750
Operating lease commitments	18,107	3,379	6,183	3,977	4,568
Total	$4,911,389	$802,738	$154,962	$59,307	$59,498

(1) Excludes interest.

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2016, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2016.

Beginning on January 1, 2016, we and the bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2016 is common equity equal to .625% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$451,402	9.90%	$205,210	4.50%	N/A	N/A
ServisFirst Bank	461,663	10.13%	205,152	4.50%	$296,331	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	451,779	9.91%	273,613	6.00%	N/A	N/A
ServisFirst Bank	462,040	10.13%	273,537	6.00%	364,715	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	552,569	12.12%	364,818	8.00%	N/A	N/A
ServisFirst Bank	507,685	11.14%	364,715	8.00%	455,894	10.00%
Tier 1 Capital to Average Assets:
Consolidated	451,779	8.65%	208,832	4.00%	N/A	N/A
ServisFirst Bank	462,040	8.85%	208,814	4.00%	261,018	5.00%

As of December 31, 2015:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$431,642	9.72%	$199,836	4.50%	N/A	N/A
ServisFirst Bank	439,279	9.89%	199,806	4.50%	$288,608	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	432,019	9.73%	266,448	6.00%	N/A	N/A
ServisFirst Bank	439,656	9.90%	266,407	6.00%	355,210	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	530,688	11.95%	355,264	8.00%	N/A	N/A
ServisFirst Bank	483,575	10.89%	355,210	8.00%	444,012	10.00%
Tier 1 Capital to Average Assets:
Consolidated	432,019	8.55%	202,043	4.00%	N/A	N/A
ServisFirst Bank	439,656	8.71%	202,023	4.00%	252,529	5.00%

As of March 31, 2015:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$379,307	10.10%	$168,996	4.50%	N/A	N/A
ServisFirst Bank	400,142	10.66%	168,931	4.50%	$244,012	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	419,642	11.17%	225,327	6.00%	N/A	N/A
ServisFirst Bank	400,519	10.67%	225,242	6.00%	300,322	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	476,979	12.70%	300,437	8.00%	N/A	N/A
ServisFirst Bank	437,875	11.66%	300,322	8.00%	375,403	10.00%
Tier 1 Capital to Average Assets:
Consolidated	419,642	10.07%	166,766	4.00%	N/A	N/A
ServisFirst Bank	400,519	9.61%	166,733	4.00%	208,416	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. During the first quarter of 2016, we funded an initial reserve for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. As of March 31, 2016, we had total reserves of $0.5 million.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $96,000 as of March 31, 2016 and $91,000 as of December 31, 2015 for the settlement of any repurchase demands by investors. We had a request by an investor to repurchase a $0.3 million mortgage loan in December 2014. We refinanced this loan during the first quarter 2016 and have subsequently sold the loan to a second investor and replenished the reserve with the proceeds.

 Financial instruments whose contract amounts represent credit risk at March 31, 2016 are as follows:

March 31, 2016
(In Thousands)
Commitments to extend credit	$1,477,551
Credit card arrangements	77,330
Standby letters of credit	32,823
$1,587,704

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2016 was $17.6 million compared to net income of $13.1 million and net income available to common stockholders of $13.0 million for the three months ended March 31, 2015. The increase in net income was primarily attributable to a $7.2 million increase in net interest income as a result of growth in average earning assets and a $0.6 million increase in non-interest income, offset by a $0.8 million increase in non-interest expense.

Basic and diluted net income per common share were $0.68 and $0.66, respectively, for the three months ended March 31, 2016, compared to $0.51 and $0.49, respectively, for the corresponding period in 2015. Return on average assets for the three months ended March 31, 2016 was 1.35% compared to 1.26% for the corresponding period in 2015, and return on average stockholders’ equity for the three months ended March 31, 2016 was 15.38% compared to 12.38% for the corresponding period in 2015.

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

Taxable-equivalent net interest income increased $7.2 million, or 19.2%, to $44.7 million for the three months ended March 31, 2016 compared to $37.5 million for the corresponding period in 2015. This increase was primarily attributable to a $1.032 billion increase in average earning assets, or 25.8%, year over year. The taxable-equivalent yield on interest-earning assets decreased 15 basis points to 4.03% for the three months ended March 31, 2016 from 4.18% for the corresponding period in 2015. The yield on loans for the three months ended March 31, 2016 was 4.48% compared to 4.48% for the corresponding period in 2015. The cost of total interest-bearing liabilities increased to 0.63% for the three months ended March 31, 2016 from 0.52% for the corresponding period in 2015. Net interest margin for the three months ended March 31, 2016 decreased 23 basis points to 3.57% from 3.80% for the corresponding period in 2015.

The following table shows, for the three months ended March 31, 2016 and March 31, 2015, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2016			2015
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)
Taxable	$4,230,057	$47,079	4.48%	$3,492,363	$38,522	4.47%
Tax-exempt (3)	10,281	143	5.56	10,180	128	5.10
Total loans, net of unearned income	4,240,338	47,222	4.48	3,502,543	38,650	4.48
Mortgage loans held for sale	6,084	70	4.63	6,884	36	2.12
Investment securities:
Taxable	221,722	1,267	2.29	198,104	1,128	2.31
Tax-exempt (3)	137,763	1,304	3.79	129,525	1,301	4.07
Total investment securities (4)	359,485	2,571	2.86	327,629	2,429	3.01
Federal funds sold	48,390	73	0.61	39,438	26	0.27
Equity securities	4,962	47	3.81	4,354	39	3.63
Interest-bearing balances with banks	373,339	469	0.51	119,195	83	0.28
Total interest-earning assets	$5,032,598	$50,452	4.03%	$4,000,043	$41,263	4.18%
Non-interest-earning assets:
Cash and due from banks	61,578			61,911
Net premises and equipment	21,023			13,847
Allowance for loan losses, accrued interest and other assets	126,491			117,612
Total assets	$5,241,690			$4,193,413

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$665,039	$581	0.35%	$553,569	$353	0.26%
Savings deposits	41,055	30	0.29	36,128	25	0.28
Money market accounts	1,979,727	2,490	0.51	1,618,715	1,742	0.44
Time deposits (5)	507,605	1,260	1.00	446,084	1,150	1.05
Total interest-bearing deposits	3,193,426	4,361	0.55	2,654,496	3,270	0.50
Federal funds purchased	441,309	703	0.64	270,549	190	0.28
Other borrowings	55,630	718	5.19	20,455	285	5.65
Total interest-bearing liabilities	$3,690,365	$5,782	0.63	$2,945,500	$3,745	0.52
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,077,613			813,340
Other liabilities	12,194			6,745
Stockholders' equity	457,218			422,847
Unrealized gains on securities and derivatives	4,300			4,981
Total liabilities and stockholders' equity	$5,241,690			$4,193,413
Net interest income		$44,670			$37,518
Net interest spread			3.40%			3.67%
Net interest margin			3.57%			3.80%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $409,000 and $193,000 are included in interest income in 2016 and 2015, respectively.

(2) Accretion on acquired loan discounts of $290,000 and $369,000 are included in interest income in 2016 and 2015, respectively.

(3) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.

(4) Unrealized gains of $6,615,000 and $7,663,000 are excluded from the yield calculation in 2016 and 2015, respectively.

(5) Accretion on acquired CD premiums of $92,000 and $63,000 are included in interest expense in 2016 and 2015, respectively.

	For the Three Months Ended March 31,
	2016 Compared to 2015 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$8,531	$26	$8,557
Tax-exempt	1	14	15
Total loans, net of unearned income	8,532	40	8,572
Mortgages held for sale	(4)	38	34
Debt securities:
Taxable	144	(5)	139
Tax-exempt	86	(83)	3
Federal funds sold	7	40	47
Equity securities	6	2	8
with banks	282	104	386
Total interest-earning assets	9,053	136	9,189

Interest-bearing liabilities:
Interest-bearing demand deposits	82	146	228
Savings	4	1	5
Money market accounts	437	311	748
Time deposits	162	(52)	110
Total interest-bearing deposits	685	406	1,091
Federal funds purchased	172	341	513
Other borrowed funds	458	(25)	433
Total interest-bearing liabilities	1,315	722	2,037
Increase in net interest income	$7,738	$(586)	$7,152

Our growth in loans continues to drive favorable volume component change and overall change. However, we have experienced an unfavorable variance relating to the interest rate component because yields on loans have remained flat while rates paid on deposits have increased. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Growth in non-interest bearing deposits has also contributed to our growth in net interest income.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2016, total loans rated Special Mention, Substandard, and Doubtful were $117.3 million, or 2.7% of total loans, compared to $117.0 million, or 2.8% of total loans, at December 31, 2015. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.1 million for the three months ended March 31, 2016, a decrease of $0.3 million from $2.4 million for the three months ended March 31, 2015. Nonperforming loans decreased to $6.6 million, or 0.15% of total loans, at March 31, 2016 from $7.8 million, or 0.18% of total loans, at December 31, 2015, and were also lower than $8.9 million, or 0.25% of total loans, at March 31, 2015. Impaired loans increased to $50.6 million, or 1.2% of total loans, at March 31, 2016, compared to $33.5 million, or 0.8% of total loans, at December 31, 2015. The allowance for loan losses totaled $45.1 million, or 1.04% of total loans, net of unearned income, at March 31, 2016, compared to $43.4 million, or 1.03% of loans, net of unearned income, at December 31, 2015.

Noninterest Income

Noninterest income totaled $3.7 million for the three months ended March 31, 2016, an increase of $0.6 million, or 19.4%, compared to the corresponding period in 2015. Service charges on deposit accounts increased to $1.3 million during the three months ended March 31, 2016 from $1.2 million during the corresponding period in 2015. Mortgage banking income increased $0.2 million to $0.7 million during the three months ended March 31, 2016 from $0.5 million during the corresponding period in 2015, as a result of increased originations and improved pricing margins. Credit card income increased $0.4 million to $0.8 million during the three months ended March 31, 2016 compared to the corresponding period in 2015, primarily as a result of increases in volume of activity on existing accounts. The number of credit card accounts increased by 411, or 8.4%, year over year.

Noninterest Expense

Noninterest expense totaled $19.6 million for the three months ended March 31, 2016, an increase of $0.8 million, or 4.3%, compared to $18.8 million for the corresponding period in 2015. Excluding merger expenses related to our acquisition of Metro during the first quarter of 2015, non-interest expense increased $2.9 million, or 17.4%, from the first quarter of 2015 to the first quarter of 2016. Increases in expenses primarily relate to our continued expansion, both within existing markets and into our newer markets, the Tampa Bay area of Florida, Atlanta, Georgia and Charleston, South Carolina.

Further details of expenses are as follows:

•	Salary and benefit expense increased $2.1 million, or 23.3%, to $11.1 million for the three months ended March 31, 2016 from $9.0 million for the corresponding period in 2015. Eight new sales officers were added during the first quarter of 2016, with five of these comprising our team in the Tampa Bay area of Florida, our newest region. Total FTE were 387 as of March 31, 2016 compared to 347 as of March 31, 2015, an 11.5% increase.

•	Occupancy expense increased $0.3 million, or 17.6%, to $2.0 million for the three months ended March 31, 2016 from $1.7 million for the corresponding period in 2015. New main offices were opened in our Mobile, Alabama, Charleston, South Carolina and Nashville, Tennessee regions during the first quarter of 2016. Also, we accelerated depreciation of leasehold improvements for our headquarters building in Birmingham, Alabama to coincide with the date we move into our new headquarters building, which we anticipate will be in 2017.

•	Expenses related to other real estate owned increased to $0.4 million for the three months ended March 31, 2016 from $0.2 million for the corresponding period in 2015.

•	Merger expenses related to the acquisition of Metro were $2.1 million in the first quarter of 2015.

•	Excluding $0.5 million in expense for the initial funding of reserves for unfunded loan commitments as of March 31, 2015, consistent with guidance provided in the Federal Reserve Bank’s Inter-agency Policy Statement SR 06-17, other operating expense increased by 12.4% from the first quarter of 2015 to the first quarter of 2016. Increases in service charges from the Federal Reserve of $0.1 million from the first quarter of 2015 to the first quarter of 2016 are the result of continued increases in clearing services for our correspondent bank clients.
34

	Three Months Ended March 31,
	2016	2015	$ change	% change
	(Dollars In Thousands)
Non-interest income:
Service charges on deposit accounts	$1,307	$1,207	$100	8.3%
Mortgage banking	668	454	214	47.1%
Securities gains	-	29	(29)	NM
Increase in cash surrender value of life insurance	624	648	(24)	(3.7)%
Other operating income	1,127	739	388	52.5%
Total non-interest income	$3,726	$3,077	$649	21.1%

Non-interest expense:
Salaries and benefits	$11,067	$9,008	$2,059	22.9%
Equipment and occupancy expense	1,985	1,661	324	19.5%
Professional services	738	568	170	29.9%
FDIC and other regulatory assessments	750	620	130	21.0%
Other real estate owned expense	449	214	235	109.8%
Merger expense	-	2,096	(2,096)	NM
Other operating expense	4,592	4,584	8	0.2%
Total non-interest expense	$19,581	$18,751	$830	4.4%

Income Tax Expense

Income tax expense was $8.6 million for the three months ended March 31, 2016 versus $5.9 million for the same period in 2015. Our effective tax rate for the three months ended March 31, 2016 was 32.80%, compared to 31.14% for the corresponding period in 2015. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We own real estate investment trusts for the purpose of holding and managing participations in residential mortgages and commercial real estate loans originated by the Bank. The trusts are wholly-owned subsidiaries of a trust holding company, which in turn is an indirect wholly-owned subsidiary of the Bank. The trusts earn interest income on the loans they hold and incur operating expenses related to their activities. They pay their net earnings, in the form of dividends, to the Bank, which receives a deduction for state income taxes.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

As discussed in more detail in the section titled “Non-interest Expense,” we recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro and the merger of Metro Bank with and into the Bank, and recorded an expense of $500,000 resulting from the initial funding of reserves for unfunded loan commitments as of March 31, 2015, consistent with guidance provided in the Federal Reserve Bank’s Inter-agency Policy Statement SR 06-17. The non-GAAP financial measures included in this quarterly report on Form 10-Q of our results for the first quarter of 2015 are “core net income,” “core net income available to common stockholders,” “core diluted earnings per share,” “core return on average assets” and “core return on average common stockholders’ equity.” Each of these five core financial measures excludes the impact of the merger expenses and the initial funding of a reserve for unfunded loan commitments. None of the other periods included in this quarterly report on Form 10-Q are affected by such non-routine expenses.

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

“Core return on average common stockholders’ equity” is defined as net income, adjusted by the net effect of the non-routine expense, divided by average common stockholders’ equity.

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with U.S. GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with U.S. GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the first quarter of 2015. Dollars are in thousands, except share and per share data.

	As Of and For the Period Ended March 31, 2016	As Of and For the Period Ended March 31, 2015
Provision for income taxes - GAAP		$5,903
Adjustments:
Adjustment for non-routine expense		829
Core provision for income taxes		$6,732

Return on average assets - GAAP		1.26%
Net income - GAAP		$13,055
Adjustments:
Adjustment for non-routine expense		1,767
Core net income		$14,822
Average assets		$4,193,413
Core return on average assets		1.43%

Return on average common stockholders' equity		13.55%
Net income available to common stockholders - GAAP		$12,955
Adjustments:
Adjustment for non-routine expense		1,767
Core net income available to common stockholders		$14,722
Average common stockholders' equity		$387,870
Core return on average common stockholders' equity		15.39%

Earnings per share - diluted - GAAP		$0.49
Weighted average shares outstanding, diluted		26,237,980
Core diluted earnings per share		$0.56

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2015, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2015 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2016. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management, based upon the advice of legal counsel, does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

SERVISFIRST BANCSHARES, INC.

Date: May 3, 2016	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 3, 2016	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

