Form 10-Q
period 2016-06-30
ServisFirst Bancshares, Inc.
filed 2016-08-02
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 29, 2016
Common stock, $.001 par value	26,251,948

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$54,985	$46,614
Interest-bearing balances due from depository institutions	417,703	270,836
Federal funds sold	116,038	34,785
Cash and cash equivalents	588,726	352,235
Available for sale debt securities, at fair value	321,044	342,938
Held to maturity debt securities (fair value of $27,717 and $27,910 at June 30, 2016 and December 31, 2015, respectively)	26,662	27,426
Restricted equity securities	5,671	4,954
Mortgage loans held for sale	7,933	8,249
Loans	4,539,338	4,216,375
Less allowance for loan losses	(46,998)	(43,419)
Loans, net	4,492,340	4,172,956
Premises and equipment, net	23,221	19,434
Accrued interest and dividends receivable	13,487	13,698
Deferred tax assets	21,710	23,425
Other real estate owned and repossessed assets	4,260	5,392
Bank owned life insurance contracts	102,873	91,594
Goodwill and other identifiable intangible assets	15,154	15,330
Other assets	22,974	17,878
Total assets	$5,646,055	$5,095,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,185,668	$1,053,467
Interest-bearing	3,482,127	3,170,421
Total deposits	4,667,795	4,223,888
Federal funds purchased	420,430	352,360
Other borrowings	55,450	55,637
Accrued interest payable	2,876	2,369
Other liabilities	10,407	12,108
Total liabilities	5,156,958	4,646,362
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; no shares authorized, no shares issued or outstanding at June 30, 2016; 40,000 shares authorized, no shares issued or outstanding at December 31, 2015	-	-
Preferred stock, par value $.001 per share; 1,000,000 shares authorized and undesignated at June 30, 2016, and 1,000,000 shares authorized and 960,000 shares undesignated at December 31, 2015	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized and 26,251,948 shares issued and outstanding at June 30, 2016, and 50,000,000 authorized and 25,972,698 shares issued and outstanding at December 31, 2015	26	26
Additional paid-in capital	214,525	211,546
Retained earnings	268,765	234,150
Accumulated other comprehensive income	5,404	3,048
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	488,720	448,770
Noncontrolling interest	377	377
Total stockholders' equity	489,097	449,147
Total liabilities and stockholders' equity	$5,646,055	$5,095,509

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$49,210	$42,105	$96,457	$80,751
Taxable securities	1,238	1,104	2,507	2,232
Nontaxable securities	834	874	1,692	1,734
Federal funds sold	210	24	283	101
Other interest and dividends	558	102	1,072	174
Total interest income	52,050	44,209	102,011	84,992
Interest expense:
Deposits	4,633	3,512	8,994	6,782
Borrowed funds	1,526	486	2,947	962
Total interest expense	6,159	3,998	11,941	7,744
Net interest income	45,891	40,211	90,070	77,248
Provision for loan losses	3,800	4,062	5,859	6,467
Net interest income after provision for loan losses	42,091	36,149	84,211	70,781
Noninterest income:
Service charges on deposit accounts	1,306	1,276	2,613	2,483
Mortgage banking	901	735	1,569	1,189
Securities (losses) gains	(3)	-	(3)	29
Increase in cash surrender value life insurance	655	660	1,279	1,308
Other operating income	988	759	1,824	1,355
Total noninterest income	3,847	3,430	7,282	6,364
Noninterest expenses:
Salaries and employee benefits	10,733	10,426	21,800	19,434
Equipment and occupancy expense	2,023	1,634	4,008	3,295
Professional services	999	665	1,737	1,233
FDIC and other regulatory assessments	803	626	1,553	1,246
OREO expense	41	289	490	503
Merger expense	-	-	-	2,096
Other operating expenses	4,905	4,498	9,206	8,939
Total noninterest expenses	19,504	18,138	38,794	36,746
Income before income taxes	26,434	21,441	52,699	40,399
Provision for income taxes	7,558	6,972	13,867	12,875
Net income	18,876	14,469	38,832	27,524
Preferred stock dividends	23	123	23	223
Net income available to common stockholders	$18,853	$14,346	$38,809	$27,301

Basic earnings per common share	$0.72	$0.56	$1.48	$1.07

Diluted earnings per common share	$0.71	$0.54	$1.46	$1.04

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$18,876	$14,469	$38,832	$27,524
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $272 and $1,256 for the three and six months ended June 30, 2016, respectively, and $399 and $390 for the three and six months ended June 30, 2015, respectively	520	(1,467)	2,354	(722)
Reclassification adjustment for net losses (gains) on sale of securities in net income, net of tax of $1 for the three and six months ended June 30, 2016, and $0 and $10 for three and six months ended June 30, 2015, respectively	2	-	2	(19)
Other comprehensive income (loss), net of tax	522	(1,467)	2,356	(741)
Comprehensive income	$19,398	$13,002	$41,188	$26,783

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2015	$-	$26	$211,546	$234,150	$3,048	$377	$449,147
Common dividends paid, $0.08 per share	-	-	-	(2,095)	-	-	(2,095)
Common dividends declared, $0.08 per share	-	-	-	(2,099)	-	-	(2,099)
Preferred dividends paid	-	-	-	(23)	-	-	(23)
Issue 274,750 shares of common stock upon exercise of stock options	-	-	2,339	-	-	-	2,339
Stock-based compensation expense	-	-	640	-	-	-	640
Other comprehensive income, net of tax	-	-	-	-	2,356	-	2,356
Net income	-	-	-	38,832	-	-	38,832
Balance, June 30, 2016	$-	$26	$214,525	$268,765	$5,404	$377	$489,097

Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends paid, $0.06 per share	-	-	-	(1,539)	-	-	(1,539)
Common dividends declared, $0.06 per share	-	-	-	(1,550)	-	-	(1,550)
Preferred dividends paid	-	-	-	(223)	-	-	(223)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Issue 386,500 shares of common stock upon exercise of stock options	-	-	2,693	-	-	-	2,693
Excess tax benefit on exercise and vesting of stock options	-	-	1,065	-	-	-	1,065
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	564	-	-	-	564
Other comprehensive income, net of tax	-	-	-	-	(741)	-	(741)
Net income	-	-	-	27,524	-	-	27,524
Balance, June 30, 2015	$39,958	$26	$209,074	$201,303	$3,749	$377	$454,487

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands) (Unaudited)

	2016	2015
OPERATING ACTIVITIES
Net income	$38,832	$27,524
Adjustments to reconcile net income to net cash provided by:
Deferred tax expense	440	87
Provision for loan losses	5,859	6,467
Depreciation	1,480	1,124
Accretion on acquired loans	(624)	(1,120)
Amortization of core deposit intangible	176	180
Net amortization of debt securities available for sale	1,288	1,214
Decrease (increase) in accrued interest and dividends receivable	211	(207)
Stock-based compensation expense	640	564
Increase in accrued interest and dividends payable	507	311
Proceeds from sale of mortgage loans held for sale	61,054	61,717
Originations of mortgage loans held for sale	(59,169)	(66,266)
Loss (gain) on sale of debt securities available for sale	3	(29)
Gain on sale of mortgage loans held for sale	(1,569)	(1,189)
Net loss on sale of other real estate owned	39	41
Write down of other real estate owned	397	188
Operating losses on tax credit and other partnerships	176	76
Increase in cash surrender value of life insurance contracts	(1,279)	(1,308)
Net change in other assets, liabilities, and other operating activities	(7,563)	(4,273)
Net cash provided by operating activities	40,898	25,101
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(15,119)	(17,497)
Proceeds from sale of debt securities available for sale	6,085	16,738
Proceeds from maturities, calls and paydowns of debt securities available for sale	34,255	20,611
Purchase of debt securities held to maturity	(439)	(202)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	1,203	534
Purchase of equity securities	(708)	(534)
Increase in loans	(325,496)	(357,687)
Purchase of premises and equipment	(5,267)	(441)
Purchase of bank-owned life insurance contracts	(10,000)	-
Expenditures to complete construction of other real estate owned	(3)	(91)
Proceeds from sale of other real estate owned and repossessed assets	1,575	2,665
Investment in tax credit partnerships	(2,491)	-
Net cash paid in acquisition of Metro Bancshares, Inc.	-	(12,883)
Net cash used in investing activities	(316,405)	(348,787)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	132,201	68,839
Net increase in interest-bearing deposits	311,706	86,379
Net increase in federal funds purchased	68,070	6,605
Repayment of Federal Home Loan Bank advances	(200)	(200)
Proceeds from sale of preferred stock, net	-	125
Proceeds from exercise of stock options	2,339	2,693
Dividends paid on common stock	(2,095)	(1,539)
Dividends paid on preferred stock	(23)	(223)
Net cash provided by financing activities	511,998	162,679
Net increase (decrease) in cash and cash equivalents	236,491	(161,007)
Cash and cash equivalents at beginning of year	352,235	297,464
Cash and cash equivalents at end of year	$588,726	$136,457
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$11,434	$7,344
Income taxes	17,546	14,855
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,036	$1,941
Internally financed sales of other real estate owned	1,157	-
Dividends declared	2,099	1,550
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$-	$201,821
Other intangible assets acquired	-	18,143
Fair value of liabilities assumed	-	(179,682)
Total merger consideration	-	40,282

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) and its consolidated subsidiaries, including ServisFirst Bank (the “Bank”), may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2015.

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

	January 31, 2015
	As recorded by Metro	Fair value adjustments		As recorded by the Company
	(In Thousands)
Assets acquired:
Cash and cash equivalents	$8,543	$-		$8,543
Debt securities	28,833	(41)	a	28,792
Equity securities	499	-		499
Loans	152,869	(3,874)	b	148,995
Allowance for loan losses	(1,621)	1,621	b	-
Premises and equipment, net	7,606	762	c	8,368
Accrued interest receivable	484	-		484
Deferred taxes	754	3,153	d	3,907
Other real estate owned	2,373	(25)	e	2,348
Bank owned life insurance contracts	2,685	-		2,685
Core deposit intangible	-	2,090	f	2,090
Other assets	364	-		364
Total assets acquired	$203,389	$3,686		$207,075
Liabilities assumed:
Deposits	$175,236	$518	g	$175,754
Federal funds purchased	2,175	-		2,175
Other borrowings	1,400	(4)	h	1,396
Accrued interest payable	89	-		89
Other liabilities	996	-		996
Total liabilities assumed	$179,896	$514		$180,410
Net assets acquired	$23,493	$3,172		$26,665
Consideration Paid:
Cash				$(20,926)
Stock				(19,356)
Total consideration paid				(40,282)
Goodwill				$13,617

Explanation of fair value adjustments:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired debt securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial statement purposes and their basis for federal income tax purposes.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other real estate owned acquired.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	26,212,863	25,715,654	26,170,195	25,507,396
Net income available to common stockholders	$18,853	$14,346	$38,809	$27,301
Basic earnings per common share	$0.72	$0.56	$1.48	$1.07

Weighted average common shares outstanding	26,212,863	25,715,654	26,170,195	25,507,396
Dilutive effects of assumed conversions and exercise of stock options	513,400	710,382	476,342	825,131
Weighted average common and dilutive potential
common shares outstanding	26,726,263	26,426,036	26,646,537	26,332,527
Net income available to common stockholders	$18,853	$14,346	$38,809	$27,301
Diluted earnings per common share	$0.71	$0.54	$1.46	$1.04

NOTE 5 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$38,215	$1,101	$-	$39,316
Mortgage-backed securities	125,939	4,014	-	129,953
State and municipal securities	139,642	3,150	(12)	142,780
Corporate debt	8,949	46	-	8,995
Total	312,745	8,311	(12)	321,044
Securities Held to Maturity
Mortgage-backed securities	20,461	528	-	20,989
State and municipal securities	6,201	527	-	6,728
Total	$26,662	$1,055	$-	$27,717

December 31, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$44,581	$569	$(141)	$45,009
Mortgage-backed securities	135,363	1,945	(354)	136,954
State and municipal securities	143,403	2,731	(101)	146,033
Corporate debt	14,902	67	(27)	14,942
Total	338,249	5,312	(623)	342,938
Securities Held to Maturity
Mortgage-backed securities	21,666	368	(332)	21,702
State and municipal securities	5,760	449	(1)	6,208
Total	$27,426	$817	$(333)	$27,910

The amortized cost and fair value of debt securities as of June 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$23,287	$23,441	$16,770	$16,868
Due from one to five years	139,329	142,704	153,880	156,311
Due from five to ten years	24,190	24,946	32,236	32,805
Mortgage-backed securities	125,939	129,953	135,363	136,954
	$312,745	$321,044	$338,249	$342,938

Debt securities held to maturity
Due from five to ten years	$627	$663	$627	$659
Due after ten years	5,574	6,065	5,133	5,549
Mortgage-backed securities	20,461	20,989	21,666	21,702
	$26,662	$27,717	$27,426	$27,910

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2016 and December 31, 2015, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2016, six of the Company’s 739 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2016
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	(8)	4,393	(4)	1,215	(12)	5,608
Corporate debt	-	-	-	-	-	-
Total	$(8)	$4,393	$(4)	$1,215	$(12)	$5,608

December 31, 2015
U.S. Treasury and government sponsored agencies	$(141)	$3,886	$-	$-	$(141)	$3,886
Mortgage-backed securities	(354)	56,609	(332)	11,712	(686)	68,321
State and municipal securities	(55)	15,464	(47)	4,531	(102)	19,995
Corporate debt	(27)	2,961	-	-	(27)	2,961
Total	$(577)	$78,920	$(379)	$16,243	$(956)	$95,163

NOTE 6 – LOANS

The following table details the Company’s loans at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,895,870	$1,760,479
Real estate - construction	251,144	243,267
Real estate - mortgage:
Owner-occupied commercial	1,117,514	1,014,669
1-4 family mortgage	494,733	444,134
Other mortgage	725,336	698,779
Subtotal: Real estate - mortgage	2,337,583	2,157,582
Consumer	54,741	55,047
Total Loans	4,539,338	4,216,375
Less: Allowance for loan losses	(46,998)	(43,419)
Net Loans	$4,492,340	$4,172,956

Commercial, financial and agricultural	41.76%	41.75%
Real estate - construction	5.53%	5.77%
Real estate - mortgage:
Owner-occupied commercial	24.62%	24.07%
1-4 family mortgage	10.90%	10.53%
Other mortgage	15.98%	16.57%
Subtotal: Real estate - mortgage	51.50%	51.17%
Consumer	1.21%	1.31%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2016 and December 31, 2015 were as follows:

		Special
June 30, 2016	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,819,738	$58,467	$17,665	$-	$1,895,870
Real estate - construction	239,389	6,833	4,922	-	251,144
Real estate - mortgage:
Owner-occupied commercial	1,095,079	8,466	13,969	-	1,117,514
1-4 family mortgage	489,905	2,120	2,708	-	494,733
Other mortgage	711,276	10,902	3,158	-	725,336
Total real estate mortgage	2,296,260	21,488	19,835	-	2,337,583
Consumer	54,493	221	27	-	54,741
Total	$4,409,880	$87,009	$42,449	$-	$4,539,338

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,701,591	$47,393	$11,495	$-	$1,760,479
Real estate - construction	233,046	6,221	4,000	-	243,267
Real estate - mortgage:
Owner-occupied commercial	988,762	18,169	7,738	-	1,014,669
1-4 family mortgage	437,834	3,301	2,999	-	444,134
Other mortgage	683,157	11,086	4,536	-	698,779
Total real estate mortgage	2,109,753	32,556	15,273	-	2,157,582
Consumer	54,973	42	32	-	55,047
Total	$4,099,363	$86,212	$30,800	$-	$4,216,375

Loans by performance status as of June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,895,539	$331	$1,895,870
Real estate - construction	247,522	3,622	251,144
Real estate - mortgage:
Owner-occupied commercial	1,117,514	-	1,117,514
1-4 family mortgage	494,155	578	494,733
Other mortgage	724,752	584	725,336
Total real estate mortgage	2,336,421	1,162	2,337,583
Consumer	54,703	38	54,741
Total	$4,534,185	$5,153	$4,539,338

December 31, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,758,561	$1,918	$1,760,479
Real estate - construction	239,267	4,000	243,267
Real estate - mortgage:
Owner-occupied commercial	1,014,669	-	1,014,669
1-4 family mortgage	443,936	198	444,134
Other mortgage	697,160	1,619	698,779
Total real estate mortgage	2,155,765	1,817	2,157,582
Consumer	55,015	32	55,047
Total	$4,208,608	$7,767	$4,216,375

Loans by past due status as of June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,370	$28	$-	$1,398	$331	$1,894,141	$1,895,870
Real estate - construction	-	-	-	-	3,622	247,522	251,144
Real estate - mortgage:
Owner-occupied commercial	-	1,461	-	1,461	-	1,116,053	1,117,514
1-4 family mortgage	445	61	250	756	328	493,649	494,733
Other mortgage	-	-	162	162	422	724,752	725,336
Total real estate - mortgage	445	1,522	412	2,379	750	2,334,454	2,337,583
Consumer	427	5	11	443	27	54,271	54,741
Total	$2,242	$1,555	$423	$4,220	$4,730	$4,530,388	$4,539,338

December 31, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$50	$35	$-	$85	$1,918	$1,758,476	$1,760,479
Real estate - construction	198	12	-	210	4,000	239,057	243,267
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	1,014,669	1,014,669
1-4 family mortgage	-	210	-	210	198	443,726	444,134
Other mortgage	-	-	-	-	1,619	697,160	698,779
Total real estate - mortgage	-	210	-	210	1,817	2,155,555	2,157,582
Consumer	45	6	1	52	31	54,964	55,047
Total	$293	$263	$1	$557	$7,766	$4,208,052	$4,216,375

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

External Qualitative Factors. The determination of the portion of the allowance for loan losses relating to external qualitative factors is based on consideration of the following factors: gross domestic product growth rate, changes in prime rate, delinquency trends, peer delinquency trends, year-over-year loan growth and state unemployment rate trends. Data for the three most recent periods is utilized in the calculation for each external qualitative component. The factors have a consistent weighted methodology to calculate the amount of allowance due to external qualitative factors.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and six months ended June 30, 2016 and June 30, 2015. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at March 31, 2016	$22,839	$5,005	$16,901	$400	$45,145
Charge-offs	(1,412)	(355)	(191)	(31)	(1,989)
Recoveries	1	39	2	-	42
Provision	2,227	590	888	95	3,800
Balance at June 30, 2016	$23,655	$5,279	$17,600	$464	$46,998

	Three Months Ended June 30, 2015
Allowance for loan losses:
Balance at March 31, 2015	$16,857	$5,889	$13,546	$1,064	$37,356
Charge-offs	(1,151)	(93)	(208)	(19)	(1,471)
Recoveries	6	65	2	-	73
Provision	3,340	(187)	831	78	4,062
Balance at June 30, 2015	$19,052	$5,674	$14,171	$1,123	$40,020

	Six Months Ended June 30, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(1,462)	(736)	(191)	(49)	(2,438)
Recoveries	4	55	99	-	158
Provision	3,618	528	1,631	82	5,859
Balance at June 30, 2016	$23,655	$5,279	$17,600	$464	$46,998

	Six Months Ended June 30, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(1,228)	(475)	(641)	(24)	(2,368)
Recoveries	25	164	103	-	292
Provision	4,176	(410)	2,597	104	6,467
Balance at June 30, 2015	$19,052	$5,674	$14,171	$1,123	$40,020

	As of June 30, 2016
Allowance for loan losses:
Individually Evaluated for Impairment	$2,855	$1,319	$1,675	$27	$5,876
Collectively Evaluated for Impairment	20,800	3,960	15,925	437	41,122

Loans:
Ending Balance	$1,895,870	$251,144	$2,337,583	$54,741	$4,539,338
Individually Evaluated for Impairment	17,665	4,972	22,371	31	45,039
Collectively Evaluated for Impairment	1,878,205	246,172	2,315,212	54,710	4,494,299

	As of December 31, 2015
Allowance for loan losses:
Individually Evaluated for Impairment	$2,698	$1,223	$1,730	$32	$5,683
Collectively Evaluated for Impairment	18,797	4,209	14,331	399	37,736

Loans:
Ending Balance	$1,760,479	$243,267	$2,157,582	$55,047	$4,216,375
Individually Evaluated for Impairment	11,513	4,052	17,880	46	33,491
Collectively Evaluated for Impairment	1,748,966	239,215	2,139,702	55,001	4,182,884

The following table presents details of the Company’s impaired loans as of June 30, 2016 and December 31, 2015, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2016			2016		2016
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,438	$1,438	$-	$1,438	$15	$1,442	$30
Real estate - construction	1,264	2,466	-	1,267	1	1,774	10
Real estate - mortgage:
Owner-occupied commercial	7,086	7,247	-	7,293	98	7,398	202
1-4 family mortgage	1,962	1,988	-	2,047	26	2,056	53
Other mortgage	2,928	2,928	-	2,944	40	2,958	81
Total real estate - mortgage	11,976	12,163	-	12,284	164	12,412	336
Consumer	4	6	-	6	-	5	-
Total with no allowance recorded	14,682	16,073	-	14,995	180	15,633	376

With an allowance recorded:
Commercial, financial and agricultural	16,227	19,327	2,855	17,337	218	17,490	498
Real estate - construction	3,708	3,708	1,319	3,708	18	3,694	37
Real estate - mortgage:
Owner-occupied commercial	9,420	9,420	1,320	9,350	111	9,336	220
1-4 family mortgage	745	745	349	745	4	745	10
Other mortgage	230	230	6	233	4	239	8
Total real estate - mortgage	10,395	10,395	1,675	10,328	119	10,320	238
Consumer	27	27	27	27	-	30	-
Total with allowance recorded	30,357	33,457	5,876	31,400	355	31,534	773

Total Impaired Loans:
Commercial, financial and agricultural	17,665	20,765	2,855	18,775	233	18,932	528
Real estate - construction	4,972	6,174	1,319	4,975	19	5,468	47
Real estate - mortgage:
Owner-occupied commercial	16,506	16,667	1,320	16,643	209	16,734	422
1-4 family mortgage	2,707	2,733	349	2,792	30	2,801	63
Other mortgage	3,158	3,158	6	3,177	44	3,197	89
Total real estate - mortgage	22,371	22,558	1,675	22,612	283	22,732	574
Consumer	31	33	27	33	-	35	-
Total impaired loans	$45,039	$49,530	$5,876	$46,395	$535	$47,167	$1,149

December 31, 2015

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$478	$487	$-	$482	$24
Real estate - construction	161	163	-	370	1
Real estate - mortgage:
Owner-occupied commercial	3,980	4,140	-	3,815	214
1-4 family mortgage	2,396	2,572	-	2,409	147
Other mortgage	4,079	4,694	-	4,559	222
Total real estate - mortgage	10,455	11,406	-	10,783	583
Consumer	14	20	-	18	1
Total with no allowance recorded	11,108	12,076	-	11,653	609

With an allowance recorded:
Commercial, financial and agricultural	11,035	13,035	2,698	13,882	672
Real estate - construction	3,891	4,370	1,223	3,920	-
Real estate - mortgage:
Owner-occupied commercial	6,365	6,365	1,328	9,958	568
1-4 family mortgage	603	603	263	567	19
Other mortgage	457	457	139	880	17
Total real estate - mortgage	7,425	7,425	1,730	11,405	604
Consumer	32	32	32	34	-
Total with allowance recorded	22,383	24,862	5,683	29,241	1,276

Total Impaired Loans:
Commercial, financial and agricultural	11,513	13,522	2,698	14,364	696
Real estate - construction	4,052	4,533	1,223	4,290	1
Real estate - mortgage:
Owner-occupied commercial	10,345	10,505	1,328	13,773	782
1-4 family mortgage	2,999	3,175	263	2,976	166
Other mortgage	4,536	5,151	139	5,439	239
Total real estate - mortgage	17,880	18,831	1,730	22,188	1,187
Consumer	46	52	32	52	1
Total impaired loans	$33,491	$36,938	$5,683	$40,894	$1,885

Troubled Debt Restructurings (“TDR”) at June 30, 2016, December 31, 2015 and June 30, 2015 totaled $6.8 million, $7.7 million and $8.3 million, respectively. At June 30, 2016, the Company had a related allowance for loan losses of $1.0 million allocated to these TDRs, compared to $0.9 million at December 31, 2015 and $1.2 million at June 30, 2015. TDR activity by portfolio segment for the three and six months ended June 30, 2016 is presented in the table below. There were no modifications made to new TDRs or renewals of existing TDRs for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings Commercial, financial and agricultural	1	$366	$366	1	$366	$366
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	1	234	234	1	234	234
Total real estate mortgage	1	234	234	1	234	234
Consumer	-	-	-	-	-	-
	2	$600	$600	2	$600	$600

There were no TDRs which defaulted during the three and six months ended June 30, 2016 and 2015, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of June 30, 2016, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2016, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $297,000 and $640,000 for the three and six months ended June 30, 2016 and $263,000 and $564,000 for the three and six months ended June 30, 2015.

The Company’s 2005 Amended and Restated Stock Option Plan allows for the grant of stock options to purchase up to 3,075,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 2,775,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Performance Shares or Performance Units. Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are granted with an exercise price equal to the market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2016	2015
Expected volatility	29.00%	24.00%
Expected dividends	0.63%	0.71%
Expected term (in years)	6.25	6.25
Risk-free rate	1.87%	1.85%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2016 and June 30, 2015 was $11.80 and $8.37, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2016 and June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2016:
Outstanding at January 1, 2016	1,249,417	$13.32	6.3	$42,743
Granted	113,500	39.52	9.7	1,120
Exercised	(274,750)	8.51	4.4	11,230
Forfeited	(6,500)	38.82	9.2	69
Outstanding at June 30, 2016	1,081,667	17.13	6.6	$34,891

Exercisable at June 30, 2016	343,768	$12.17	6.0	$14,989

Six Months Ended June 30, 2015:
Outstanding at January 1, 2015	1,622,917	$9.38	5.9	$38,256
Granted	160,000	33.16	9.7	706
Exercised	(386,500)	6.97	3.2	12,875
Forfeited	(7,500)	10.00	6.8	207
Outstanding at June 30, 2015	1,388,917	12.51	6.5	$34,425

Exercisable at June 30, 2015	272,418	$9.02	4.8	$7,779

As of June 30, 2016, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.5 years.

Restricted Stock

The Company has issued 241,588 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2016, there was $573,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.1 years of the restricted stock’s vesting period. During the second quarter of 2015, 7,500 shares of restricted stock were forfeited by one recipient upon his termination from the Company.

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2016 and December 31, 2015 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that have not been previously issued. The Company early adopted the amendments in ASU 2015-03. As of June 30, 2016, the Company had reported its $34.75 million of 5.00% Subordinated Notes due July 15, 2025 net of unamortized issue costs of $99,000 and recognized $6,000 and $12,000 of amortization in interest expense for the three and six months ended June 30, 2016, respectively.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 was effective upon issuance for all entities. The Company considers the amendments in this ASU to have no effect on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt the provisions on this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. In so doing, the Company recognized a $2.3 million reduction in its provision for income taxes in the first quarter of 2016 and an additional $1.3 million reduction in its provision for income taxes in the second quarter of 2016, all related to the exercise and vesting of stock options and restricted stock. Prior to ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the amendments in this ASU on its consolidated financial statements, and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,634,000 and $2,546,000 during the three and six months ended June 30, 2016, respectively, and $2,335,000 and $3,636,000 during the three and six months ended June 30, 2015, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $248,000 and $436,000 was recognized for the three and six months ended June 30, 2016, respectively, and $124,000 and $229,000 for the three and six months ended June 30, 2015, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

Residential real estate loan foreclosures classified as OREO totaled $157,000 as of June 30, 2016 and $1,141,000 as of December 31, 2015.

No residential real estate loans were in the process of being foreclosed as of June 30, 2016.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$39,316	$-	$39,316
Mortgage-backed securities	-	129,953	-	129,953
State and municipal securities	-	142,780	-	142,780
Corporate debt	-	8,995	-	8,995
Total assets at fair value	$-	$321,044	$-	$321,044

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$45,009	$-	$45,009
Mortgage-backed securities	-	136,954	-	136,954
State and municipal securities	-	146,033	-	146,033
Corporate debt	-	14,942	-	14,942
Total assets at fair value	$-	$342,938	$-	$342,938

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$39,163	$39,163
Other real estate owned and repossessed assets	-	-	4,260	4,260
Total assets at fair value	$-	$-	$43,423	$43,423

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$27,808	$27,808
Other real estate owned and repossessed assets	-	-	5,392	5,392
Total assets at fair value	$-	$-	$33,200	$33,200

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$472,688	$472,688	$317,450	$317,450

Level 2 inputs:
Available for sale debt securities	321,044	321,044	342,938	342,938
Held to maturity debt securities	26,662	27,717	27,426	27,910
Restricted equity securities	5,671	5,671	4,954	4,954
Federal funds sold	116,038	116,038	34,785	34,785
Mortgage loans held for sale	7,933	8,037	8,249	8,295
Bank owned life insurance contracts	102,873	102,873	91,594	91,594

Level 3 inputs:
Loans, net	4,492,340	4,509,664	4,172,956	4,179,835

Financial liabilities:
Level 2 inputs:
Deposits	$4,667,795	$4,669,723	$4,223,888	$4,223,181
Federal funds purchased	420,430	420,430	352,360	352,360
Other borrowings	55,450	54,240	55,637	52,521

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2016, and events which occurred subsequent to June 30, 2016 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and June 30, 2015.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through nineteen full-service banking offices located in Alabama, Florida, Georgia, South Carolina and Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of June 30, 2016, we had consolidated total assets of $5.6 billion, an increase of $0.5 billion, or 9.8%, from $5.1 billion at December 31, 2015. Total loans were $4.5 billion at June 30, 2016, up $0.3 billion, or 7.1%, from $4.2 billion at December 31, 2015. Total deposits were $4.7 billion at June 30, 2016, an increase of $0.5 billion, or 11.9%, from $4.2 billion at December 31, 2015.

Net income available to common stockholders for the three months ended June 30, 2016 was $18.9 million, an increase of $4.6 million, or 32.2%, from $14.3 million for the corresponding period in 2015. Basic and diluted earnings per common share were $0.72 and $0.71, respectively, for the three months ended June 30, 2016, compared to $0.56 and $0.54, respectively, for the corresponding period in 2015.

Net income available to common stockholders for the six months ended June 30, 2016 was $38.8 million, an increase of $11.5 million, or 42.1%, from $27.3 million for the corresponding period in 2015. Basic and diluted earnings per common share were $1.48 and $1.46, respectively, for the six months ended June 30, 2016, compared to $1.07 and $1.04, respectively, for the corresponding period in 2015.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2016, we had $116.0 million in federal funds sold, compared to $34.8 million at December 31, 2015. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2016, we had $416.2 million in balances at the Federal Reserve, compared to $269.4 million at December 31, 2015. This increase in balances at the Federal Reserve are due to excess liquidity resulting from growth in deposits and increases in federal funds purchased from our correspondent banks during the first half of 2016.

Debt Securities

Debt securities available for sale totaled $321.0 million at June 30, 2016 and $342.9 million at December 31, 2015. Debt securities held to maturity totaled $26.7 million at June 30, 2016 and $27.4 million at December 31, 2015. We sold two corporate bonds for total aggregate proceeds of $6.0 million and one municipal bond for proceeds of $0.1 million. We had pay downs of $14.5 million on mortgage-backed securities and maturities and calls of $21.0 million in government agency and municipal securities during the six months ended June 30, 2016. We bought $4.3 million in mortgage-backed securities, $9.1 million in municipal securities and $2.2 million in small business investment company (SBIC) debentures during the first six months of 2016. One of the municipal securities bought is classified as held to maturity. All other securities bought are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2016 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of June 30, 2016, we owned restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $4.7 million, securities of First National Bankers Bank with an aggregate book value and market value of $0.4 million, securities of a fund that invests in Community Reinvestment Act-qualifying real estate with a book value and market value of $0.5 million, and securities of a bank holding company in Georgia with a book value and market value of $0.1 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2016 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $257.6 million and $245.5 million as of June 30, 2016 and December 31, 2015, respectively.

Loans

We had total loans of $4.5 billion at June 30, 2016, an increase of $0.3 billion, or 7.1%, compared to $4.2 billion at December 31, 2015. At June 30, 2016, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	44.9%
Huntsville, AL MSA	9.9%
Dothan, AL MSA	9.8%
Montgomery, AL MSA	8.0%
Mobile, AL MSA	6.0%
Total Alabama MSAs	78.6%
Pensacola-Ferry Pass-Brent, FL MSA	7.1%
Tampa-St. Petersburg-Clearwater, FL MSA	0.3%
Total Florida MSAs	7.4%
Atlanta-Sandy Springs-Roswell, GA MSA	3.8%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	7.9%
Charleston-North Charleston, SC MSA	2.3%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2016.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
June 30, 2016	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$23,655	41.76%
Real estate - construction	5,279	5.53%
Real estate - mortgage	17,600	51.50%
Consumer	464	1.21%
Total	$46,998	100.00%

		Percentage of loans
		in each category
December 31, 2015	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$21,495	41.75%
Real estate - construction	5,432	5.77%
Real estate - mortgage	16,061	51.17%
Consumer	431	1.31%
Total	$43,419	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased $2.7 million to $5.1 million at June 30, 2016, compared to $7.8 million at December 31, 2015. Of this total, nonaccrual loans were $4.7 million at June 30, 2016, compared to $7.8 million at December 31, 2015, a decrease of $3.1 million. There were seven loans 90 or more days past due and still accruing totaling $423,000 at June 30, 2016, compared to one loan 90 or more days past due and still accruing totaling $1,000, at December 31, 2015. Troubled Debt Restructurings (“TDR”) at June 30, 2016 and December 31, 2015 were $6.8 million and $7.7 million, respectively. There no loans newly classified as TDR and two renewals of existing TDRs totaling $600,000 for the three and six months ended June 30, 2016. There were no loans newly classified as a TDR or renewals of existing TDRs for the three and six months ended June 30, 2015.

OREO and repossessed assets decreased to $4.3 million at June 30, 2016, from $5.4 million at December 31, 2015. The total number of OREO and repossessed asset accounts decreased to 10 at June 30, 2016, compared to 18 at December 31, 2015. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$5,392	$6,840
OREO acquired - Metro	-	2,348
Transfers from loans and capitalized expenses	2,036	1,941
Proceeds from sales	(1,575)	(2,665)
Internally financed sales	(1,157)	-
Write-downs / net loss on sales	(436)	(229)
Balance at end of period	$4,260	$8,235

The following table summarizes our nonperforming assets and TDRs at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$331	4	$1,918	7
Real estate - construction	3,622	8	4,000	7
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	328	4	198	2
Other mortgage	422	2	1,619	5
Total real estate - mortgage	750	6	1,817	7
Consumer	27	1	31	1
Total Nonaccrual loans:	$4,730	19	$7,766	22

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	250	2	-	-
Other mortgage	162	1	-	-
Total real estate - mortgage	412	3	-	-
Consumer	11	4	1	1
Total 90+ days past due and accruing:	$423	7	$1	1

Total Nonperforming Loans:	$5,153	26	$7,767	23

Plus: Other real estate owned and repossessions	4,260	10	5,392	18
Total Nonperforming Assets	$9,413	36	$13,159	41

Restructured accruing loans:
Commercial, financial and agricultural	$6,523	8	$6,618	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	230	1	253	1
Total real estate - mortgage	230	1	253	1
Consumer	-	-	-	-
Total restructured accruing loans:	$6,753	9	$6,871	9

Total Nonperforming assets and restructured accruing loans	$16,166	45	$20,030	50

Ratios:
Nonperforming loans to total loans	0.11%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.21%		0.31%
Nonperforming assets plus restructured accruing loans to total loans plus
other real estate owned and repossessions	0.36%		0.47%

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

Impaired Loans and Allowance for Loan Losses

As of June 30, 2016, we had impaired loans of $45.0 million, inclusive of nonaccrual loans, an increase of $11.5 million from $33.5 million as of December 31, 2015. This increase is attributable to loans totaling $18.3 million newly classified as specifically impaired, partially offset by net loan pay downs and upgrades of $3.7 million, loan charge-offs of $2.1 million and OREO transfers of $1.0 million. We allocated $5.9 million of our allowance for loan losses at June 30, 2016 to these impaired loans, an increase of $0.2 million compared to $5.7 million as of December 31, 2015. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $45.0 million of impaired loans reported as of June 30, 2016, $17.7 million were commercial, financial and agricultural loans, $5.0 million were real estate construction loans and $22.4 million were real estate mortgage loans.

Deposits

Total deposits increased $0.5 billion, or 11.9%, to $4.7 billion at June 30, 2016 compared to $4.2 billion at December 31, 2015. We anticipate long-term sustainable growth in deposits through continued development of market share in our regions.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased, subordinated notes payable and Federal Home Loan Bank advances. We had $423.4 million and $352.4 million at June 30, 2016 and December 31, 2015, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.64% for the quarter ended June 30, 2016. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012,
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015, and
•	$800,000 of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2016, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $708.8 million. Additionally, the Bank had additional borrowing availability of approximately $340.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We added a new line for $20.0 million during the second quarter of 2016. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2016. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$4,166,813	$-	$-	$-	$-
Certificates of deposit (2)	500,982	291,789	151,291	57,545	357
Federal funds purchased	420,430	420,430	-	-	-
Subordinated debentures	55,450	400	400	-	54,650
Operating lease commitments	19,257	3,533	6,505	4,319	4,900
Total	$5,162,932	$716,152	$158,196	$61,864	$59,907

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of June 30, 2016, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2016.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2016, December 31, 2015 and June 30, 2015:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$469,101	9.83%	$214,649	4.50%	N/A	N/A
ServisFirst Bank	517,987	10.86%	214,615	4.50%	$309,999	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	469,478	9.84%	286,199	6.00%	N/A	N/A
ServisFirst Bank	518,364	10.87%	286,153	6.00%	381,538	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	571,627	11.98%	381,598	8.00%	N/A	N/A
ServisFirst Bank	565,862	11.86%	381,538	8.00%	476,922	10.00
Tier 1 Capital to Average Assets:
Consolidated	469,478	8.52%	220,506	4.00%	N/A	N/A
ServisFirst Bank	518,364	9.40%	220,492	4.00%	275,615	5.00%

As of December 31, 2015:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$431,642	9.72%	$199,836	4.50%	N/A	N/A
ServisFirst Bank	439,279	9.89%	199,806	4.50%	$288,608	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	432,019	9.73%	266,448	6.00%	N/A	N/A
ServisFirst Bank	439,656	9.90%	266,407	6.00%	355,210	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	530,688	11.95%	355,264	8.00%	N/A	N/A
ServisFirst Bank	483,575	10.89%	355,210	8.00%	444,012	10.00%
Tier 1 Capital to Average Assets:
Consolidated	432,019	8.55%	202,043	4.00%	N/A	N/A
ServisFirst Bank	439,656	8.71%	202,023	4.00%	252,529	5.00%

As of June 30, 2015:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$393,735	9.60%	$184,637	4.50%	N/A	N/A
ServisFirst Bank	406,302	9.91%	184,569	4.50%	$266,599	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	434,070	10.58%	246,182	6.00%	N/A	N/A
ServisFirst Bank	406,679	9.92%	246,092	6.00%	328,122	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	493,909	12.04%	328,243	8.00%	N/A	N/A
ServisFirst Bank	446,699	10.89%	328,122	8.00%	410,153	10.00%
Tier 1 Capital to Average Assets:
Consolidated	434,070	9.88%	175,725	4.00%	N/A	N/A
ServisFirst Bank	406,679	9.26%	175,683	4.00%	219,604	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2016, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $368,000 as of June 30, 2016 and $91,000 as of December 31, 2015 for the settlement of any repurchase demands by investors. In December 2014, we repurchased one loan with a principal balance of $292,000 from an investor due to a loan-to-value (“LTV”) exception. We resold this loan during the second quarter of 2016, and such sales proceeds were posted back into this reserve account.

Financial instruments whose contract amounts represent credit risk at June 30, 2016 are as follows:

June 30, 2016
(In Thousands)
Commitments to extend credit	$1,586,425
Credit card arrangements	88,678
Standby letters of credit	43,900
$1,719,003

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

Results of Operations

Summary of Net Income

Net income for the three months ended June 30, 2016 was $18.9 million compared to net income of $14.5 million for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $38.8 million compared to net income of $27.5 million for the six months ended June 30, 2015. Core net income for the six months ended June 30, 2015 was $29.3 million. Core net income excludes the impact of non-routine expenses during the comparative periods, as more fully discussed in “Noninterest Expense” below. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below. The increase in net income for the three months ended June 30, 2016 compared to 2015 was primarily the result of an $5.7 million increase in net interest income as a result of growth in average earning assets, offset by a $1.3 million increase in noninterest expense. We recognized a $1.3 million credit to our income tax expense during the three months ended June 30, 2016 as a result of early adopting ASU 2016-09. See further details of the adoption of this new accounting rule in “Income Tax Expense” below. The increase in net income for the six months ended June 30, 2016 compared to 2015 was primarily the result of a $12.9 million increase in net interest income as a result of growth in average earning assets and a $3.6 million reduction in our income tax expense as a result of adopting ASU 2016-09, offset by a $2.0 million increase in noninterest expense.

Basic and diluted net income per common share were $0.72 and $0.71, respectively, for the three months ended June 30, 2016, compared to $0.56 and $0.54, respectively, for the corresponding period in 2015. Basic and diluted net income per common share were $1.48 and $1.46, respectively, for the six months ended June 30, 2016, compared to $1.07 and $1.04, respectively, for the corresponding period in 2015. Core basic and diluted earnings per share were $1.14 and $1.10, respectively, for the six months ended June 30, 2015. Return on average assets for the three and six months ended June 30, 2016 was 1.37% and 1.45%, respectively, compared to 1.31% and 1.29%, respectively, for the corresponding periods in 2015. Core return on average assets for the six months ended June 30, 2015 was 1.37%. Return on average common stockholders’ equity for the three and six months ended June 30, 2016 was 15.79% and 16.57% compared to 14.06% and 13.81%, respectively, for the corresponding periods in 2015. Core return on average common stockholders’ equity for the six months ended June 30, 2015 was 14.70%.

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

Taxable-equivalent net interest income increased $5.7 million, or 14.0%, to $46.4 million for the three months ended June 30, 2016 compared to $40.7 million for the corresponding period in 2015, and increased $12.9 million, or 16.5%, to $91.1 million for the six months ended June 30, 2016 compared to $78.2 million for the corresponding period in 2015. This increase was primarily attributable to growth in average earning assets, which increased $1.1 billion, or 26.2%, from the second quarter of 2015 to the second quarter of 2016, and $1.1 billion, or 26.8%, from the six months ended June 30, 2015 to the same period in 2016. The taxable-equivalent yield on interest-earning assets decreased to 3.97% for the three months ended June 30, 2016 from 4.26% for the corresponding period in 2015, and decreased to 4.00% for the six months ended June 30, 2016 from 4.22% for the corresponding period in 2015. The yield on loans for the three months ended June 30, 2016 was 4.47% compared to 4.51% for the corresponding period in 2015, and 4.48% compared to 4.49% for the six months ended June 30, 2016 and June 30, 2015, respectively. Loan fees included in the yield calculation increased to $530,000 for the three months ended June 30, 2016 from $292,000 for the corresponding period in 2015, and increased to $939,000 for the six months ended June 30, 2016 from $510,000 for the corresponding period in 2015. The cost of total interest-bearing liabilities increased to 0.64% for the three months ended June 30, 2016 compared to 0.53% for the corresponding period in 2015, and increased to 0.63% for the six months ended June 30, 2016 from 0.52% for the corresponding period in 2015. Increased balances in federal funds purchased from banks who are customers of our correspondent banking division contributed to this increase in cost of funds. We introduced a new 30-day term federal funds product which has a higher rate than the over-night rate we have historically offered. Net interest margin for the three months ended June 30, 2016 was 3.51% compared to 3.88% for the corresponding period in 2015, and 3.54% for the six months ended June 30, 2016 compared to 3.84% for the corresponding period in 2015.

The following tables show, for the three and six months ended June 30, 2016 and June 30, 2015, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30, 2016 and 2015

(Dollar Amounts In Thousands)

	2016			2015
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$4,406,107	$49,015	4.47%	$3,731,699	$41,949	4.51%
Tax-exempt (2)	16,315	184	4.51	10,005	125	5.00
Total loans, net of unearned income	4,422,422	49,199	4.47	3,741,704	42,074	4.51
Mortgage loans held for sale	7,323	66	3.62	12,718	70	2.21
Investment securities:
Taxable	208,113	1,238	2.38	193,848	1,105	2.28
Tax-exempt (2)	135,954	1,269	3.73	136,104	1,337	3.93
Total investment securities (3)	344,067	2,507	2.91	329,952	2,442	2.96
Federal funds sold	144,206	210	0.59	26,638	24	0.36
Restricted equity securities	5,659	51	3.62	4,953	39	3.16
Interest-bearing balances with banks	393,782	507	0.52	97,482	62	0.26
Total interest-earning assets	$5,317,459	$52,540	3.97%	$4,213,447	$44,711	4.26%
Non-interest-earning assets:
Cash and due from banks	65,318			58,347
Net fixed assets and equipment	23,241			16,323
Allowance for loan losses, accrued interest and other assets	127,640			129,233
Total assets	$5,533,658			4,417,350

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$691,776	$614	0.36%	$579,650	$397	0.27%
Savings deposits	41,546	31	0.30	37,697	26	0.28
Money market accounts	2,105,420	2,736	0.52	1,653,708	1,837	0.45
Time deposits	498,151	1,252	1.01	480,140	1,252	1.05
Total interest-bearing deposits	3,336,893	4,633	0.56	2,751,195	3,512	0.51
Federal funds purchased	505,076	808	0.64	275,888	200	0.29
Other borrowings	55,521	718	5.20	21,238	286	5.40
Total interest-bearing liabilities	$3,897,490	$6,159	0.64%	$3,048,321	$3,998	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,142,541			908,020
Other liabilities	13,301			11,793
Stockholders' equity	475,917			444,302
Unrealized gains on securities and derivatives	4,409			4,914
Total liabilities and stockholders' equity	$5,533,658			$4,417,350
Net interest income		$46,381			$40,713
Net interest spread			3.33%			3.73%
Net interest margin			3.51%			3.88%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $530,000 and $292,000 are included in interest income in 2016 and 2015, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Net unrealized gains of $6,772,000 and $7,009,000 are excluded from the yield calculation in 2016 and 2015, respectively.

	For the Three Months Ended June 30,
	2016 Compared to 2015
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$7,395	$(329)	$7,066
Tax-exempt	72	(13)	59
Total loans, net of unearned income	7,467	(342)	7,125
Mortgages held for sale	(38)	34	(4)
Debt securities:	-	-	-
Taxable	82	51	133
Tax-exempt	(1)	(67)	(68)
Total debt securities	81	(16)	65
Federal funds sold	163	23	186
Restricted equity securities	6	6	12
Interest-bearing balances with banks	332	113	445
Total interest-earning assets	8,011	(182)	7,829

Interest-bearing liabilities:
Interest-bearing demand deposits	85	132	217
Savings	3	2	5
Money market accounts	550	349	899
Time deposits	44	(44)	-
Total interest-bearing deposits	682	439	1,121
Federal funds purchased	247	361	608
Other borrowed funds	443	(11)	432
Total interest-bearing liabilities	1,372	789	2,161
Increase in net interest income	$6,639	$(971)	$5,668

Our growth in loans and non-interest bearing deposits continues to drive favorable volume component change and overall change. However, we have experienced an unfavorable variance relating to the interest rate component because yields on loans have remained flat while rates paid on deposits have increased. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30, 2016 and 2015

(Dollar Amounts In Thousands)

	2016			2015
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$4,318,082	$96,096	4.48%	$3,612,691	$80,472	4.49%
Tax-exempt (2)	13,298	327	4.92	10,092	252	4.99
Total loans, net of unearned income	4,331,380	96,423	4.48	3,622,783	80,724	4.49
Mortgage loans held for sale	6,704	136	4.08	9,817	106	2.18
Investment securities:
Taxable	214,918	2,505	2.33	195,678	2,231	2.28
Tax-exempt (2)	136,858	2,618	3.83	133,068	2,638	3.96
Total investment securities (3)	351,776	5,123	2.91	328,746	4,869	2.96
Federal funds sold	96,298	283	0.59	33,003	49	0.30
Restricted equity securities	5,310	98	3.71	4,638	74	3.22
Interest-bearing balances with banks	383,548	974	0.51	109,881	152	0.28
Total interest-earning assets	$5,175,016	$103,037	4.00%	$4,108,868	$85,974	4.22%
Non-interest-earning assets:
Cash and due from banks	63,460			58,762
Net fixed assets and equipment	22,132			15,091
Allowance for loan losses, accrued interest and other assets	127,066			125,057
Total assets	$5,387,674			$4,307,778

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$678,407	$1,194	0.35%	$566,682	$762	0.27%
Savings deposits	41,301	61	0.30	36,917	52	0.28
Money market accounts	2,036,579	5,226	0.52	1,636,426	3,619	0.45
Time deposits	502,878	2,513	1.00	463,206	2,349	1.02
Total interest-bearing deposits	3,259,165	8,994	0.55	2,703,231	6,782	0.51
Federal funds purchased	479,187	1,512	0.63	273,233	391	0.29
Other borrowings	55,576	1,435	5.19	21,050	571	5.47
Total interest-bearing liabilities	$3,793,928	$11,941	0.63%	$2,997,514	$7,744	0.52%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,110,076			860,908
Other liabilities	12,747			10,720
Stockholders' equity	466,569			433,633
Unrealized gains on securities and derivatives	4,354			5,003
Total liabilities and stockholders' equity	$5,387,674			$4,307,778
Net interest income		$91,096			$78,230
Net interest spread			3.37%			3.70%
Net interest margin			3.54%			3.84%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $939,000 and $510,000 are included in interest income in 2016 and 2015, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Net unrealized gains of $6,694,000 and $6,993,000 are excluded from the yield calculation in 2016 and 2015, respectively.

	For the Six Months Ended June 30,
	2016 Compared to 2015
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$15,919	$(295)	$15,624
Tax-exempt	80	(5)	75
Total loans, net of unearned income	15,999	(300)	15,699
Mortgages held for sale	(42)	72	30
Debt securities:
Taxable	228	46	274
Tax-exempt	77	(97)	(20)
Total debt securities	305	(51)	254
Federal funds sold	155	79	234
Restricted equity securities	12	12	24
Interest-bearing balances with banks	616	206	822
Total interest-earning assets	17,045	18	17,063

Interest-bearing liabilities:
Interest-bearing demand deposits	170	262	432
Savings	7	2	9
Money market accounts	978	629	1,607
Time deposits	204	(40)	164
Total interest-bearing deposits	1,359	853	2,212
Federal funds purchased	433	688	1,121
Other borrowed funds	894	(30)	864
Total interest-bearing liabilities	2,686	1,511	4,197
Increase in net interest income	$14,359	$(1,493)	$12,866

Our growth in loans and non-interest bearing deposits continues to drive favorable volume component change and overall change. However, we have experienced an unfavorable variance relating to the interest rate component because yields on loans have remained flat while rates paid on deposits have increased. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Growth in non-interest bearing deposits has also contributed to our growth in net interest income. Maintenance of higher levels of liquidity has also decreased the net interest margin in the 2016 period compared to 2015.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2016, total loans rated Special Mention, Substandard, and Doubtful were $129.5 million, or 2.9% of total loans, compared to $117.0 million, or 2.8% of total loans, at December 31, 2015. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3.8 million for the three months ended June 30, 2016, a decrease of $0.3 million from $4.1 million for the three months ended June 30, 2015, and was $5.9 million for the six months ended June 30, 2016, a $0.6 million decrease, compared to $6.5 million for the six months ended June 30, 2015. Nonperforming loans decreased to $5.2 million, or 0.11% of total loans, at June 30, 2016 from $7.8 million, or 0.18% of total loans, at December 31, 2015, and were also lower than $8.7 million, or 0.22% of total loans, at June 30, 2015. Impaired loans increased to $45.0 million, or 0.99% of total loans, at June 30, 2016, compared to $33.5 million, or 0.80% of total loans, at December 31, 2015. The allowance for loan losses totaled $47.0 million, or 1.04% of total loans, net of unearned income, at June 30, 2016, compared to $43.4 million, or 1.03% of loans, net of unearned income, at December 31, 2015.

Noninterest Income

Noninterest income totaled $3.8 million for the three months ended June 30, 2016, an increase of $0.4 million, or 11.7%, compared to the corresponding period in 2015, and totaled $7.3 million for the six months ended June 30, 2016, an increase of $0.9 million, or 14.1%, compared to the corresponding period in 2015. Service charges on deposit accounts were relatively flat at $1.3 million for the three months ended June 30, 2016 and 2015, and only increased by $0.1 million to $2.6 million for the six months ended June 30, 2016 compared to $2.5 million for the same period in 2015. Mortgage banking income increased $0.2 million, or 28.6%, to $0.9 million for the three months ended June 30, 2016 compared to $0.7 million for the same period in 2015, and increased $0.4 million, or 33.3%, to $1.6 million for the six months ended June 30, 2016 compared to $1.2 million for the same period in 2015. This increase resulted from improved operations, translating to increased net gains on sales. Income from credit cards increased to $0.7 million for the three months ended June 30, 2016 from $0.5 million for the same period in 2015, and increased to $1.2 million for the six months ended June 30, 2016 compared to $0.8 million for the same period in 2015.

Noninterest Expense

Noninterest expense totaled $19.5 million for the three months ended June 30, 2016, an increase of $1.4 million, or 7.7%, compared to $18.1 million for the same period in 2015, and totaled $38.8 million for the six months ended June 30, 2016, an increase of $2.1 million, or 5.7%, compared to $36.7 million for the same period in 2015.

Details of expenses are as follows:

•	Salary and benefit expense increased $0.3 million, or 2.9%, to $10.7 million for the three months ended June 30, 2016 from $10.4 million for the same period in 2015, and increased $2.4 million, or 12.2%, to $21.8 million for the six months ended June 30, 2016 from $19.4 million for the same period in 2015. Twelve new sales officers were added during the six months ended June 30, 2016, with seven of these comprising our team in the Tampa Bay area of Florida, our newest region. We had 408 full-time equivalent employees at June 30, 2016 compared to 371 at June 30, 2015, a 10.0% increase.

•	Occupancy expense increased $0.4 million, or 23.8%, to $2.0 million for the three months ended June 30, 2016 from $1.6 million for the corresponding period in 2015, and increased $0.7 million, or 21.6%, to $4.0 million from $3.3 million for the six months ended June 30, 2016 compared to the corresponding period in 2015. New main offices were opened in our Mobile, Alabama, Charleston, South Carolina and Nashville, Tennessee regions during the first quarter of 2016. Also, we accelerated depreciation of leasehold improvements for our headquarters building in Birmingham, Alabama to coincide with the date we move into our new headquarters building, which we anticipate will be in the second half of 2017.

•	Federal deposit insurance and other regulatory assessments increased $0.2 million to $0.8 million for the three months ended June 30, 2016 compared to the same period in 2015, and increased $0.3 million to $1.6 million for the six months ended June 30, 2016 compared to the same period in 2015. This increase is driven by growth in deposits.

•	Expenses on other real estate owned decreased from $0.3 million for the three months ended June 30, 2015 to less than $0.1 million for the three months ended June 30, 2016.

•	Merger expenses related to the acquisition of Metro in the first quarter of 2015 were $2.1 million.

•	Other operating expenses increased $0.4 million to $4.9 million for the three months ended June 30, 2016 compared to the same period in 2015, and increased $0.3 million to $9.2 million for the six months ended June 30, 2016 compared to the same period in 2015. Increases in Federal Reserve Bank service charges of $0.1 million and $0.2 million for the three and six months ended June 30, 2016 when compared to the corresponding periods in 2015 are the result of increased clearing services for correspondent bank clients. Expenses relating to our growth in loans and expansion into new regions also contributed to the increased other operating expenses in the 2016 periods. During the first quarter of 2015, we recognized $0.5 million in other expense as an initial funding of reserves for unfunded loan commitments. Without this one-time initial funding of reserves, other operating expenses would have increased by $0.8 million, or 9.5% from the six months ended June 30, 2015 to the same period this year.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2016 compared to the same periods in 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ change	% change	2016	2015	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,306	$1,276	$30	2.4%	$2,613	$2,483	$130	5.2%
Mortgage banking	901	735	166	22.6%	1,569	1,189	380	32.0%
Securities (losses) gains	(3)	-	(3)	NM	(3)	29	(32)	NM
Increase in cash surrender value life insurance	655	660	(5)	(0.8)%	1,279	1,308	(29)	(2.2)%
Other operating income	988	759	229	30.2%	1,824	1,355	469	34.6%
Total non-interest income	$3,847	$3,430	$417	12.2%	$7,282	$6,364	$918	14.4%

Non-interest expense:
Salaries and employee benefits	$10,733	$10,426	$307	2.9%	$21,800	$19,434	$2,366	12.2%
Equipment and occupancy expense	2,023	1,634	389	23.8%	4,008	3,295	713	21.6%
Professional services	999	665	334	50.2%	1,737	1,233	504	40.9%
FDIC and other regulatory assessments	803	626	177	28.3%	1,553	1,246	307	24.6%
OREO expense	41	289	(248)	(85.8)%	490	503	(13)	(2.6)%
Merger expense	-	-	-	NM	-	2,096	(2,096)	NM
Other operating expense	4,905	4,498	407	9.0%	9,206	8,939	267	3.0%
Total non-interest expense	$19,504	$18,138	$1,366	7.5%	$38,794	$36,746	$2,048	5.6%

Income Tax Expense

Income tax expense was $7.6 million for the three months ended June 30, 2016 compared to $7.0 million for the same period in 2015, and was $13.9 million for the six months ended June 30, 2016 compared to $12.9 million for the same period in 2015. Our effective tax rate for the three and six months ended June 30, 2016 was 28.59% and 26.31%, respectively, compared to 32.52% and 31.87%, respectively, for the corresponding periods in 2015. In the second quarter of 2016 we early adopted the amendments in Accounting Standards Update 2016-09. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock of $1.3 million in the second quarter of 2016 and retrospectively recognized excess tax benefits from the exercise and vesting of stock options and restricted stock of $2.3 million in the first quarter of 2016. Previously under generally accepted accounting principles, such credits were reflected within additional paid-in capital. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits, change in cash surrender value of bank-owned life insurance and incentive stock option expenses.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

As discussed in more detail in the section titled “Noninterest Expense,” we recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro and the merger of Metro Bank with and into the Bank, and recorded an expense of $0.5 million resulting from the initial funding of reserves for unfunded loan commitments as of March 31, 2015, consistent with guidance provided in the Federal Reserve Bank’s Inter-agency Policy Statement SR 06-17. The non-GAAP financial measures included in this quarterly report on Form 10-Q of our results for the six months ended June 30, 2015 are “core net income,” “core net income available to common stockholders,” “core diluted earnings per share,” “core return on average assets” and “core return on average common stockholders’ equity.” Each of these five core financial measures excludes the impact of the merger expenses and the initial funding of the reserve for unfunded loan commitments. None of the other periods included in this quarterly report on Form 10-Q are affected by such non-routine expenses.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures as of and for the six month period ended June 30, 2015. Dollars are in thousands, except share and per share data.

For the Six Months Ended June 30, 2015
Return on average assets - GAAP	1.29%
Net income - GAAP	$27,524
Adjustments:
Merger expenses - Metro Bancshares, Inc.	2,096
Initial reserve for unfunded loan commitments	500
Tax (benefit) of adjustments	(829)
Core net income - non-GAAP	$29,291
Average assets - GAAP	$4,307,778
Core return on average assets - non-GAAP	1.37%

Return on average common stockholders' equity - GAAP	13.81%
Net income available to common stockholders - GAAP	$27,301
Adjustments:
Merger expenses - Metro Bancshares, Inc.	2,096
Initial reserve for unfunded loan commitments	500
Tax (benefit) of adjustments	(829)
Core net income available to common stockholders - non-GAAP	$29,068
Average common stockholders' equity - GAAP	$398,678
Core return on average common stockholders' equity - non-GAAP	14.70%

Basic earnings per common share - GAAP	1.07%
Weighted average common shares outstanding, basic - GAAP	25,507,396
Core basic earnings per common share - non-GAAP	1.14%

Diluted earnings per common share - GAAP	1.04%
Weighted average common shares outstanding, diluted - GAAP	26,332,527
Core diluted earnings per common share - non-GAAP	1.10%

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2015, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2015 as disclosed in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

CEO and CFO Certification.

Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). The Certifications are required to be made by Rule 13a-14 or Rule 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2016. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2014, the Company’s registration statement on Form S-1 (File No. 333-193401), which related to the Company’s initial public offering, was declared effective by the SEC. Under that registration statement, we registered and sold an aggregate of 1,875,000 shares of common stock at a price to the public of $30.333 per share, generating gross offering proceeds of approximately $56.9 million. The net proceeds of the sale of such shares, after underwriting commissions and offering expenses, were approximately $52.1 million. There has been no material change in the planned use of proceeds from the initial public offering as described in the final prospectus filed with the SEC on May 14, 2014 under Rule 424(b) of the Securities Act of 1933, as amended. We applied approximately $20.9 million of the proceeds from the initial public offering toward the acquisition of Metro Bank on January 31, 2015. We contributed approximately $36.0 million of offering proceeds to the Bank in the form of additional paid in capital during the second quarter of 2016, in anticipation of additional capital needs related to the Federal Deposit Insurance Corporation’s (FDIC) proposed revised calculation of FDIC assessments, which will take effect the quarter after its Deposit Insurance Fund (DIF) reserve ratio has reached 1.15%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
3.1	Third Certificate of Amendment to the Certificate of Incorporation of ServisFirst Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2016).
3.2	Certificate of Elimination of the Senior Non-Cumulative Perpetual Preferred Stock, Series A of ServisFirst Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K/A filed on June 28, 2016).
3.3	Restated Certificate of Incorporation of ServisFirst Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 24, 2016).
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: August 2, 2016	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 2, 2016	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer.01, Doc:

