Form 10-Q
period 2016-09-30
ServisFirst Bancshares, Inc.
filed 2016-11-01
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 28, 2016
Common stock, $.001 par value	26,305,448

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$57,221	$46,614
Interest-bearing balances due from depository institutions	553,392	270,836
Federal funds sold	181,644	34,785
Cash and cash equivalents	792,257	352,235
Available for sale debt securities, at fair value	351,417	342,938
Held to maturity debt securities (fair value of $26,912 and $27,910 at September 30, 2016 and December 31, 2015, respectively)	25,853	27,426
Restricted equity securities	5,668	4,954
Mortgage loans held for sale	6,026	8,249
Loans	4,657,284	4,216,375
Less allowance for loan losses	(48,933)	(43,419)
Loans, net	4,608,351	4,172,956
Premises and equipment, net	25,033	19,434
Accrued interest and dividends receivable	14,648	13,698
Deferred tax assets	22,223	23,425
Other real estate owned and repossessed assets	3,035	5,392
Bank owned life insurance contracts	113,643	91,594
Goodwill and other identifiable intangible assets	15,073	15,330
Other assets	19,394	17,878
Total assets	$6,002,621	$5,095,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,269,726	$1,053,467
Interest-bearing	3,811,402	3,170,421
Total deposits	5,081,128	4,223,888
Federal funds purchased	344,390	352,360
Other borrowings	55,356	55,637
Accrued interest payable	3,626	2,369
Other liabilities	10,255	12,108
Total liabilities	5,494,755	4,646,362
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $.001 (liquidation preference $1,000), net of discount; no shares authorized, no shares issued and outstanding at September 30, 2016; 40,000 shares authorized, no shares issued and outstanding at December 31, 2015	-	-
Preferred stock, par value $.001 per share; 1,000,000 shares authorized and undesignated at September 30, 2016, and 1,000,000 shares authorized and 960,000 shares undesignated at December 31, 2015	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized and 26,305,448 shares issued and outstanding at September 30, 2016, and 50,000,000 authorized and 25,972,698 shares issued and outstanding at December 31, 2015	26	26
Additional paid-in capital	215,262	211,546
Retained earnings	287,568	234,150
Accumulated other comprehensive income	4,633	3,048
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	507,489	448,770
Noncontrolling interest	377	377
Total stockholders' equity	507,866	449,147
Total liabilities and stockholders' equity	$6,002,621	$5,095,509

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$51,598	$44,401	$148,055	$125,152
Taxable securities	1,107	1,041	3,614	3,273
Nontaxable securities	823	890	2,515	2,624
Federal funds sold	347	32	630	81
Other interest and dividends	816	168	1,888	394
Total interest income	54,691	46,532	156,702	131,524
Interest expense:
Deposits	5,358	3,818	14,352	10,600
Borrowed funds	1,415	852	4,362	1,814
Total interest expense	6,773	4,670	18,714	12,414
Net interest income	47,918	41,862	137,988	119,110
Provision for loan losses	3,464	3,072	9,323	9,539
Net interest income after provision for loan losses	44,454	38,790	128,665	109,571
Noninterest income:
Service charges on deposit accounts	1,367	1,279	3,980	3,762
Mortgage banking	1,112	873	2,681	2,062
Securities (losses) gains	-	-	(3)	29
Increase in cash surrender value life insurance	770	683	2,049	1,991
Other operating income	1,542	903	3,366	2,258
Total noninterest income	4,791	3,738	12,073	10,102
Noninterest expenses:
Salaries and employee benefits	10,958	10,595	32,758	30,029
Equipment and occupancy expense	2,100	1,575	6,108	4,870
Professional services	1,182	668	2,919	1,901
FDIC and other regulatory assessments	775	681	2,328	1,927
OREO expense	178	400	668	903
Merger expense	-	-	-	2,100
Other operating expenses	4,969	4,329	14,175	13,264
Total noninterest expenses	20,162	18,248	58,956	54,994
Income before income taxes	29,083	24,280	81,782	64,679
Provision for income taxes	8,174	8,014	22,041	20,889
Net income	20,909	16,266	59,741	43,790
Preferred stock dividends	-	33	23	256
Net income available to common stockholders	$20,909	$16,233	$59,718	$43,534

Basic earnings per common share	$0.80	$0.63	$2.27	$1.70

Diluted earnings per common share	$0.78	$0.61	$2.23	$1.65

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$20,909	$16,266	$59,741	$43,790
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $(415) and $844 for the three and nine months ended September 30, 2016, respectively, and $393 and $3 for the three and nine months ended September 30, 2015, respectively	(771)	729	1,583	7
Reclassification adjustment for net losses (gains) on sale of securities in net income, net of tax of $1 for the nine months ended September 30, 2016, and $10 for the nine months ended September 30, 2015	-	-	2	(19)
Other comprehensive (loss) income, net of tax	(771)	729	1,585	(12)
Comprehensive income	$20,138	$16,995	$61,326	$43,778

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2015	$-	$26	$211,546	$234,150	$3,048	$377	$449,147
Common dividends paid, $0.16 per share	-	-	-	(4,194)	-	-	(4,194)
Common dividends declared, $0.08 per share	-	-	-	(2,106)	-	-	(2,106)
Preferred dividends paid	-	-	-	(23)	-	-	(23)
Issue 328,250 shares of common stock upon exercise of stock options	-	-	2,785	-	-	-	2,785
Stock-based compensation expense	-	-	931	-	-	-	931
Other comprehensive income, net of tax	-	-	-	-	1,585	-	1,585
Net income	-	-	-	59,741	-	-	59,741
Balance, September 30, 2016	$-	$26	$215,262	$287,568	$4,633	$377	$507,866

Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends paid, $0.12 per share	-	-	-	(3,089)	-	-	(3,089)
Common dividends declared, $0.06 per share	-	-	-	(1,554)	-	-	(1,554)
Preferred dividends paid	-	-	-	(256)	-	-	(256)
Issue 636,592 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Capitalized costs to issue shelf registration
Issue 469,000 shares of common stock upon exercise of stock options	-	-	3,322	-	-	-	3,322
Excess tax benefit on exercise and vesting of stock options	-	-	1,515	-	-	-	1,515
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Redeem 40,000 shares of Series A Senior Non-Cumulative Perpetual preferred stock	(39,958)	-	(42)	-	-	-	(40,000)
Stock-based compensation expense	-	-	857	-	-	-	857
Other comprehensive income, net of tax	-	-	-	-	(12)	-	(12)
Net income	-	-	-	43,790	-	-	43,790
Balance, September 30, 2015	$-	$26	$210,331	$215,982	$4,478	$377	$431,194

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands) (Unaudited)

	2016	2015
OPERATING ACTIVITIES
Net income	$59,741	$43,790
Adjustments to reconcile net income to net cash provided by:
Deferred tax expense (benefit)	350	(3,370)
Provision for loan losses	9,323	9,539
Depreciation	2,211	1,632
Accretion on acquired loans	(819)	(1,696)
Amortization of core deposit intangible	257	281
Net amortization of debt securities available for sale	2,034	1,791
Increase in accrued interest and dividends receivable	(950)	(868)
Stock-based compensation expense	931	857
Increase in accrued interest and dividends payable	1,257	918
Proceeds from sale of mortgage loans held for sale	97,868	112,158
Originations of mortgage loans held for sale	(92,964)	(109,499)
Loss (gain) on sale of debt securities available for sale	3	(29)
Gain on sale of mortgage loans held for sale	(2,681)	(2,062)
Net loss on sale of other real estate owned	27	70
Write down of other real estate owned	557	407
Operating losses on tax credit and other partnerships	178	114
Increase in cash surrender value of life insurance contracts	(2,049)	(1,991)
Net change in other assets, liabilities, and other operating activities	(4,633)	(431)
Net cash provided by operating activities	70,641	51,611
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(84,106)	(27,704)
Proceeds from sale of debt securities available for sale	6,085	16,738
Proceeds from maturities, calls and paydowns of debt securities available for sale	71,425	30,831
Purchase of debt securities held to maturity	(627)	(202)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	2,200	1,588
Purchase of equity securities	(708)	(534)
Increase in loans	(443,771)	(538,137)
Purchase of premises and equipment	(7,809)	(4,355)
Purchase of bank-owned life insurance contracts	(20,000)	-
Expenditures to complete construction of other real estate owned	(3)	(118)
Proceeds from sale of other real estate owned and repossessed assets	1,648	4,611
Investment in tax credit partnerships	(2,491)	(3,942)
Net cash paid in acquisition of Metro Bancshares, Inc.	-	(12,383)
Net cash used in investing activities	(478,157)	(533,607)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	216,259	171,616
Net increase in interest-bearing deposits	640,981	299,104
Net decrease in federal funds purchased	(7,970)	(38,075)
Repayment of Federal Home Loan Bank advances	(300)	(200)
Proceeds from sale of preferred stock, net	-	125
Redemption of Series A Senior Non-Cumulative preferred stock	-	(40,000)
Proceeds from issuance of 5% subordinated notes due July 15, 2025	-	34,750
Costs to issue shelf registration	-	(73)
Proceeds from exercise of stock options	2,785	3,322
Dividends paid on common stock	(4,194)	(3,089)
Dividends paid on preferred stock	(23)	(256)
Net cash provided by financing activities	847,538	427,224
Net increase (decrease) in cash and cash equivalents	440,022	(54,772)
Cash and cash equivalents at beginning of year	352,235	297,464
Cash and cash equivalents at end of year	$792,257	$242,692
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$17,457	$11,407
Income taxes	22,604	20,015
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,033	$1,850
Internally financed sales of other real estate owned	2,161	-
Dividends declared	2,106	1,554
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$-	$201,927
Other intangible assets acquired	-	18,037
Fair value of liabilities assumed	-	(179,682)
Total merger consideration	$-	$40,282

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	26,277,459	25,883,562	26,278,955	25,636,690
Net income available to common stockholders	$20,909	$16,233	$59,718	$43,534
Basic earnings per common share	$0.80	$0.63	$2.27	$1.70

Weighted average common shares outstanding	26,277,459	25,883,562	26,278,955	25,636,690
Dilutive effects of assumed conversions and exercise of stock options	662,205	622,772	466,004	754,410
Weighted average common and dilutive potential common shares outstanding	26,939,664	26,506,334	26,744,959	26,391,100
Net income available to common stockholders	$20,909	$16,233	$59,718	$43,534
Diluted earnings per common share	$0.78	$0.61	$2.23	$1.65

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$35,999	$859	$-	$36,858
Mortgage-backed securities	161,686	3,776	(31)	165,431
State and municipal securities	137,649	2,512	(36)	140,125
Corporate debt	8,967	36	-	9,003
Total	344,301	7,183	(67)	351,417
Securities Held to Maturity
Mortgage-backed securities	20,214	604	-	20,818
State and municipal securities	5,639	455	-	6,094
Total	$25,853	$1,059	$-	$26,912

December 31, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$44,581	$569	$(141)	$45,009
Mortgage-backed securities	135,363	1,945	(354)	136,954
State and municipal securities	143,403	2,731	(101)	146,033
Corporate debt	14,902	67	(27)	14,942
Total	338,249	5,312	(623)	342,938
Securities Held to Maturity
Mortgage-backed securities	21,666	368	(332)	21,702
State and municipal securities	5,760	449	(1)	6,208
Total	$27,426	$817	$(333)	$27,910

The amortized cost and fair value of debt securities as of September 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$24,263	$24,405	$16,770	$16,868
Due from one to five years	141,696	144,492	153,880	156,311
Due from five to ten years	16,656	17,089	32,236	32,805
Mortgage-backed securities	161,686	165,431	135,363	136,954
	$344,301	$351,417	$338,249	$342,938

Debt securities held to maturity
Due from five to ten years	$741	$781	$627	$659
Due after ten years	4,898	5,313	5,133	5,549
Mortgage-backed securities	20,214	20,818	21,666	21,702
	$25,853	$26,912	$27,426	$27,910

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2016 and December 31, 2015, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2016, six of the Company’s 754 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2016
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(31)	15,624	-	-	(31)	15,624
State and municipal securities	(29)	9,161	(7)	1,125	(36)	10,286
Corporate debt	-	-	-	-	-	-
Total	$(60)	$24,785	$(7)	$1,125	$(67)	$25,910

December 31, 2015
U.S. Treasury and government sponsored agencies	$(141)	$3,886	$-	$-	$(141)	$3,886
Mortgage-backed securities	(354)	56,609	(332)	11,712	(686)	68,321
State and municipal securities	(55)	15,464	(47)	4,531	(102)	19,995
Corporate debt	(27)	2,961	-	-	(27)	2,961
Total	$(577)	$78,920	$(379)	$16,243	$(956)	$95,163

NOTE 5 - LOANS

The following table details the Company’s loans at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(Dollars In Thousands)
Commercial, financial and agricultural	$1,910,777	$1,760,479
Real estate - construction	292,721	243,267
Real estate - mortgage:
Owner-occupied commercial	1,138,308	1,014,669
1-4 family mortgage	520,394	444,134
Other mortgage	740,127	698,779
Subtotal: Real estate - mortgage	2,398,829	2,157,582
Consumer	54,957	55,047
Total Loans	4,657,284	4,216,375
Less: Allowance for loan losses	(48,933)	(43,419)
Net Loans	$4,608,351	$4,172,956

Commercial, financial and agricultural	41.03%	41.75%
Real estate - construction	6.29%	5.77%
Real estate - mortgage:
Owner-occupied commercial	24.44%	24.07%
1-4 family mortgage	11.17%	10.53%
Other mortgage	15.89%	16.57%
Subtotal: Real estate - mortgage	51.50%	51.17%
Consumer	1.18%	1.31%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of September 30, 2016 and December 31, 2015 were as follows:

		Special
September 30, 2016	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,823,652	$52,635	$34,490	$-	$1,910,777
Real estate - construction	281,586	1,309	9,826	-	292,721
Real estate - mortgage:
Owner-occupied commercial	1,119,043	3,339	15,926	-	1,138,308
1-4 family mortgage	514,979	946	4,469	-	520,394
Other mortgage	725,983	2,852	11,292	-	740,127
Total real estate mortgage	2,360,005	7,137	31,687	-	2,398,829
Consumer	54,746	211	-	-	54,957
Total	$4,519,989	$61,292	$76,003	$-	$4,657,284

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,701,591	$47,393	$11,495	$-	$1,760,479
Real estate - construction	233,046	6,221	4,000	-	243,267
Real estate - mortgage:
Owner-occupied commercial	988,762	18,169	7,738	-	1,014,669
1-4 family mortgage	437,834	3,301	2,999	-	444,134
Other mortgage	683,157	11,086	4,536	-	698,779
Total real estate mortgage	2,109,753	32,556	15,273	-	2,157,582
Consumer	54,973	42	32	-	55,047
Total	$4,099,363	$86,212	$30,800	$-	$4,216,375

Loans by performance status as of September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,909,606	$1,171	$1,910,777
Real estate - construction	289,345	3,376	292,721
Real estate - mortgage:
Owner-occupied commercial	1,136,869	1,439	1,138,308
1-4 family mortgage	520,139	255	520,394
Other mortgage	739,719	408	740,127
Total real estate mortgage	2,396,727	2,102	2,398,829
Consumer	54,916	41	54,957
Total	$4,650,594	$6,690	$4,657,284

December 31, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,758,561	$1,918	$1,760,479
Real estate - construction	239,267	4,000	243,267
Real estate - mortgage:
Owner-occupied commercial	1,014,669	-	1,014,669
1-4 family mortgage	443,936	198	444,134
Other mortgage	697,160	1,619	698,779
Total real estate mortgage	2,155,765	1,817	2,157,582
Consumer	55,015	32	55,047
Total	$4,208,608	$7,767	$4,216,375

Total past due loans were $33 million as of September 30, 2016, an increase of $32.4 million compared to $0.6 million as of December 31, 2015.  These past due loans are primarily long-term secured credit relationships.  Management anticipates repayment of these loans in an ordinary, customary manner. Loans by past due status as of September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$8,108	$24	$2	$8,134	$1,169	$1,901,474	$1,910,777
Real estate - construction	5,570	-	-	5,570	3,376	283,775	292,721
Real estate - mortgage:
Owner-occupied commercial	3,058	6,208	-	9,266	1,439	1,127,603	1,138,308
1-4 family mortgage	301	-	-	301	255	519,838	520,394
Other mortgage	9,598	-	-	9,598	408	730,121	740,127
Total real estate - mortgage	12,957	6,208	-	19,165	2,102	2,377,562	2,398,829
Consumer	36	26	41	103	-	54,854	54,957
Total	$26,671	$6,258	$43	$32,972	$6,647	$4,617,665	$4,657,284

December 31, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$50	$35	$-	$85	$1,918	$1,758,476	$1,760,479
Real estate - construction	198	12	-	210	4,000	239,057	243,267
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	1,014,669	1,014,669
1-4 family mortgage	-	210	-	210	198	443,726	444,134
Other mortgage	-	-	-	-	1,619	697,160	698,779
Total real estate - mortgage	-	210	-	210	1,817	2,155,555	2,157,582
Consumer	45	6	1	52	31	54,964	55,047
Total	$293	$263	$1	$557	$7,766	$4,208,052	$4,216,375

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and September 30, 2015. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at June 30, 2016	$23,655	$5,279	$17,600	$464	$46,998
Charge-offs	(1,270)	(79)	(144)	(81)	(1,574)
Recoveries	35	9	1	-	45
Provision	3,560	(394)	282	16	3,464
Balance at September 30, 2016	$25,980	$4,815	$17,739	$399	$48,933

	Three Months Ended September 30, 2015
Allowance for loan losses:
Balance at June 30, 2015	$19,052	$5,674	$14,171	$1,123	$40,020
Charge-offs	(388)	(31)	-	(126)	(545)
Recoveries	13	13	1	-	27
Provision	2,020	(237)	1,767	(478)	3,072
Balance at September 30, 2015	$20,697	$5,419	$15,939	$519	$42,574

	Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(2,732)	(815)	(335)	(130)	(4,012)
Recoveries	39	64	100	-	203
Provision	7,178	134	1,913	98	9,323
Balance at September 30, 2016	$25,980	$4,815	$17,739	$399	$48,933

	Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(1,616)	(506)	(641)	(150)	(2,913)
Recoveries	38	177	104	-	319
Provision	6,196	(647)	4,364	(374)	9,539
Balance at September 30, 2015	$20,697	$5,419	$15,939	$519	$42,574

	As of September 30, 2016
Allowance for loan losses:
Individually Evaluated for Impairment	$5,120	$940	$1,880	$-	$7,940
Collectively Evaluated for Impairment	20,860	3,875	15,859	399	40,993

Loans:
Ending Balance	$1,910,777	$292,721	$2,398,829	$54,957	$4,657,284
Individually Evaluated for Impairment	34,490	9,875	34,187	3	78,555
Collectively Evaluated for Impairment	1,876,287	282,846	2,364,642	54,954	4,578,729

	As of December 31, 2015
Allowance for loan losses:
Individually Evaluated for Impairment	$2,698	$1,223	$1,730	$32	$5,683
Collectively Evaluated for Impairment	18,797	4,209	14,331	399	37,736

Loans:
Ending Balance	$1,760,479	$243,267	$2,157,582	$55,047	$4,216,375
Individually Evaluated for Impairment	11,513	4,052	17,880	46	33,491
Collectively Evaluated for Impairment	1,748,966	239,215	2,139,702	55,001	4,182,884

The following tables present details of the Company’s impaired loans as of September 30, 2016 and December 31, 2015, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2016			2016		2016
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$10,173	$10,173	$-	$10,215	$192	$10,044	$556
Real estate - construction	6,497	7,362	-	6,529	115	6,058	311
Real estate - mortgage:
Owner-occupied commercial	7,581	7,743	-	7,801	185	8,079	560
1-4 family mortgage	3,159	3,159	-	3,179	47	3,129	123
Other mortgage	9,586	9,586	-	9,405	180	9,443	526
Total real estate - mortgage	20,326	20,488	-	20,385	412	20,651	1,209
Consumer	3	5	-	6	-	6	-
Total with no allowance recorded	36,999	38,028	-	37,135	719	36,759	2,076

With an allowance recorded:
Commercial, financial and agricultural	24,317	28,626	5,120	25,584	327	23,725	959
Real estate - construction	3,378	3,378	940	3,602	18	3,644	54
Real estate - mortgage:
Owner-occupied commercial	10,845	10,845	1,320	10,863	113	10,827	360
1-4 family mortgage	1,310	1,310	300	681	9	668	19
Other mortgage	1,706	1,706	260	1,725	23	1,734	69
Total real estate - mortgage	13,861	13,861	1,880	13,269	145	13,229	448
Consumer	-	-	-	-	-	-	-
Total with allowance recorded	41,556	45,865	7,940	42,455	490	40,598	1,461

Total Impaired Loans:
Commercial, financial and agricultural	34,490	38,799	5,120	35,799	519	33,769	1,515
Real estate - construction	9,875	10,740	940	10,131	133	9,702	365
Real estate - mortgage:
Owner-occupied commercial	18,426	18,588	1,320	18,664	298	18,906	920
1-4 family mortgage	4,469	4,469	300	3,860	56	3,797	142
Other mortgage	11,292	11,292	260	11,130	203	11,177	595
Total real estate - mortgage	34,187	34,349	1,880	33,654	557	33,880	1,657
Consumer	3	5	-	6	-	6	-
Total impaired loans	$78,555	$83,893	$7,940	$79,590	$1,209	$77,357	$3,537

	December 31, 2015
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$478	$487	$-	$482	$24
Real estate - construction	161	163	-	370	1
Real estate - mortgage:
Owner-occupied commercial	3,980	4,140	-	3,815	214
1-4 family mortgage	2,396	2,572	-	2,409	147
Other mortgage	4,079	4,694	-	4,559	222
Total real estate - mortgage	10,455	11,406	-	10,783	583
Consumer	14	20	-	18	1
Total with no allowance recorded	11,108	12,076	-	11,653	609

With an allowance recorded:
Commercial, financial and agricultural	11,035	13,035	2,698	13,882	672
Real estate - construction	3,891	4,370	1,223	3,920	-
Real estate - mortgage:
Owner-occupied commercial	6,365	6,365	1,328	9,958	568
1-4 family mortgage	603	603	263	567	19
Other mortgage	457	457	139	880	17
Total real estate - mortgage	7,425	7,425	1,730	11,405	604
Consumer	32	32	32	34	-
Total with allowance recorded	22,383	24,862	5,683	29,241	1,276

Total Impaired Loans:
Commercial, financial and agricultural	11,513	13,522	2,698	14,364	696
Real estate - construction	4,052	4,533	1,223	4,290	1
Real estate - mortgage:
Owner-occupied commercial	10,345	10,505	1,328	13,773	782
1-4 family mortgage	2,999	3,175	263	2,976	166
Other mortgage	4,536	5,151	139	5,439	239
Total real estate - mortgage	17,880	18,831	1,730	22,188	1,187
Consumer	46	52	32	52	1
Total impaired loans	$33,491	$36,938	$5,683	$40,894	$1,885

Troubled Debt Restructurings (“TDR”) at September 30, 2016, December 31, 2015 and September 30, 2015 totaled $6.7 million, $7.7 million and $8.3 million, respectively. At September 30, 2016, the Company had a related allowance for loan losses of $1.7 million allocated to these TDRs, compared to $0.9 million at December 31, 2015 and $1.3 million at September 30, 2015. TDR activity by portfolio segment for the three and nine months ended September 30, 2016 is presented in the table below. There were no modifications made to new TDRs or renewals of existing TDRs for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	1	$366	$366
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	1	234	234
Total real estate mortgage	-	-	-	1	234	234
Consumer	-	-	-	-	-	-
	-	$-	$-	2	$600	$600

There were no TDRs which defaulted during the three and nine months ended September 30, 2016 and 2015, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of September 30, 2016, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2016, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $291,000 and $931,000 for the three and nine months ended September 30, 2016 and $293,000 and $857,000 for the three and nine months ended September 30, 2015.

The Company’s 2005 Amended and Restated Stock Option Plan allowed for the grant of stock options to purchase up to 3,075,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 2,775,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Performance Shares or Performance Units. Both plans allow for the grant of incentive stock options and non-qualified stock options, and awards are granted with an exercise price equal to the market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2016	2015
Expected volatility	29.00%	24.00%
Expected dividends	0.64%	0.71%
Expected term (in years)	6.25	6.25
Risk-free rate	1.86%	1.85%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2016 and September 30, 2015 was $11.90 and $8.40, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2016 and September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2016:
Outstanding at January 1, 2016	1,249,417	$13.32	6.3	$42,743
Granted	117,000	39.96	9.5	1,398
Exercised	(328,250)	8.49	4.2	14,254
Forfeited	(6,500)	38.82	9.0	85
Outstanding at September 30, 2016	1,031,667	17.72	6.5	$35,277

Exercisable at September 30, 2016	297,268	$12.90	6.0	$13,901

Nine Months Ended September 30, 2015:
Outstanding at January 1, 2015	1,622,917	$9.38	5.9	$38,256
Granted	162,000	33.26	9.5	-
Exercised	(459,000)	7.24	3.0	16,495
Forfeited	(7,500)	10.00	6.6	226
Outstanding at September 30, 2015	1,318,417	13.05	6.4	$35,697

Exercisable at September 30, 2015	256,918	$8.96	4.9	$8,008

As of September 30, 2016, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.3 years.

Restricted Stock

The Company has issued 241,588 shares of restricted stock to certain employees. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2016, there was $542,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.9 years of the restricted stock’s vesting period.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2016 and December 31, 2015 were not material.

NOTE 8 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that have not been previously issued. The Company early adopted the amendments in ASU 2015-03. As of June 30, 2016, the Company had reported its $34.75 million of 5.00% Subordinated Notes due July 15, 2025 net of unamortized issue costs of $93,000 and recognized $6,000 and $18,000 of amortization in interest expense for the three and nine months ended September 30, 2016, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt the provisions on this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. In so doing, the Company has recognized a $1.2 million and $4.7 million reduction in its provision for income taxes in the three and nine months ended September 30, 2016, respectively, all related to the exercise and vesting of stock options and restricted stock. Prior to ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is assessing the effects of this ASU, which exclude financial instruments from its scope, but does not anticipate that it will have a material impact on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Topic 606 is effective for nonpublic entities one year later. The Company is currently evaluating the impact of adopting the new revenue recognition guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $3,544,000 and $6,090,000 during the three and nine months ended September 30, 2016, respectively, and $1,573,000 and $5,209,000 during the three and nine months ended September 30, 2015, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $148,000 and $584,000 was recognized for the three and nine months ended September 30, 2016, respectively, and $248,000 and $477,000 for the three and nine months ended September 30, 2015, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

Residential real estate loan foreclosures classified as OREO totaled $157,000 as of September 30, 2016 and $1,141,000 as of December 31, 2015.

No residential real estate loans were in the process of being foreclosed as of September 30, 2016.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$36,858	$-	$36,858
Mortgage-backed securities	-	165,431	-	165,431
State and municipal securities	-	140,125	-	140,125
Corporate debt	-	9,003	-	9,003
Total assets at fair value	$-	$351,417	$-	$351,417

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$45,009	$-	$45,009
Mortgage-backed securities	-	136,954	-	136,954
State and municipal securities	-	146,033	-	146,033
Corporate debt	-	14,942	-	14,942
Total assets at fair value	$-	$342,938	$-	$342,938

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$70,615	$70,615
Other real estate owned and repossessed assets	-	-	3,035	3,035
Total assets at fair value	$-	$-	$73,650	$73,650

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$27,808	$27,808
Other real estate owned and repossessed assets	-	-	5,392	5,392
Total assets at fair value	$-	$-	$33,200	$33,200

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$610,613	$610,613	$317,450	$317,450

Level 2 inputs:
Available for sale debt securities	351,417	351,417	342,938	342,938
Held to maturity debt securities	25,853	26,912	27,426	27,910
Restricted equity securities	5,668	5,668	4,954	4,954
Federal funds sold	181,644	181,644	34,785	34,785
Mortgage loans held for sale	6,026	6,105	8,249	8,295
Bank owned life insurance contracts	113,643	113,643	91,594	91,594

Level 3 inputs:
Loans, net	4,608,351	4,597,899	4,172,956	4,179,835

Financial liabilities:
Level 2 inputs:
Deposits	$5,081,128	$5,082,035	$4,223,888	$4,223,181
Federal funds purchased	344,390	344,390	352,360	352,360
Other borrowings	55,356	54,172	55,637	52,521

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this quarterly report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2016, and events which occurred subsequent to September 30, 2016 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and September 30, 2015.

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

Overview

As of September 30, 2016, we had consolidated total assets of $6.0 billion, an increase of $0.9 billion, or 17.6%, from $5.1 billion at December 31, 2015. Total loans were $4.7 billion at September 30, 2016, up $0.5 billion, or 11.9%, from $4.2 billion at December 31, 2015. Total deposits were $5.1 billion at September 30, 2016, an increase of $0.9 billion, or 21.4%, from $4.2 billion at December 31, 2015.

Net income available to common stockholders for the three months ended September 30, 2016 was $20.9 million, an increase of $4.7 million, or 29.0%, from $16.2 million for the corresponding period in 2015. Basic and diluted earnings per common share were $0.80 and $0.78, respectively, for the three months ended September 30, 2016, compared to $0.63 and $0.61, respectively, for the corresponding period in 2015.

Net income available to common stockholders for the nine months ended September 30, 2016 was $59.7 million, an increase of $16.2 million, or 37.2%, from $43.5 million for the corresponding period in 2015. Basic and diluted earnings per common share were $2.27 and $2.23, respectively, for the nine months ended September 30, 2016, compared to $1.70 and $1.65, respectively, for the corresponding period in 2015.

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

Financial Condition

Cash and Cash Equivalents

As of September 30, 2016, we had $181.6 million in federal funds sold, compared to $34.8 million at December 31, 2015. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2016, we had $551.8 million in balances at the Federal Reserve, compared to $269.4 million at December 31, 2015. This increase in balances at the Federal Reserve is due to excess liquidity resulting from growth in deposits.

Debt Securities

Debt securities available for sale totaled $351.4 million at September 30, 2016 and $342.9 million at December 31, 2015. Debt securities held to maturity totaled $25.9 million at September 30, 2016 and $27.4 million at December 31, 2015. We sold two corporate bonds for total aggregate proceeds of $6.0 million and one municipal bond for proceeds of $0.1 million. We had pay downs of $22.8 million on mortgage-backed securities and maturities and calls of $28.4 million in government agency and municipal securities during the nine months ended September 30, 2016. We bought $51.8 million in mortgage-backed securities, $11.9 million in municipal securities and $2.2 million in small business investment company (SBIC) debentures during the first nine months of 2016. Three municipal securities bought are classified as held to maturity. All other securities bought are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2016 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of September 30, 2016, we owned restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $4.7 million, securities of First National Bankers Bank with an aggregate book value and market value of $0.4 million, securities of a fund that invests in Community Reinvestment Act-qualifying real estate with a book value and market value of $0.5 million, and securities of a bank holding company in Georgia with a book value and market value of $0.1 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). All corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2016 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $248.1 million and $245.5 million as of September 30, 2016 and December 31, 2015, respectively.

Loans

We had total loans of $4.7 billion at September 30, 2016, an increase of $0.5 billion, or 11.9%, compared to $4.2 billion at December 31, 2015. At September 30, 2016, the percentage of our loans in each of our regions was as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	44.4%
Huntsville, AL MSA	9.7%
Dothan, AL MSA	9.7%
Montgomery, AL MSA	7.9%
Mobile, AL MSA	5.9%
Total Alabama MSAs	77.6%
Pensacola-Ferry Pass-Brent, FL MSA	7.1%
Tampa-St. Petersburg-Clearwater, FL MSA	0.6%
Total Florida MSAs	7.7%
Atlanta-Sandy Springs-Roswell, GA MSA	4.0%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	8.2%
Charleston-North Charleston, SC MSA	2.5%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2016.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
September 30, 2016	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$25,980	41.03%
Real estate - construction	4,815	6.29%
Real estate - mortgage	17,739	51.50%
Consumer	399	1.18%
Total	$48,933	100.00%

		Percentage of loans
		in each category
December 31, 2015	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$21,495	41.75%
Real estate - construction	5,432	5.77%
Real estate - mortgage	16,061	51.17%
Consumer	431	1.31%
Total	$43,419	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased $1.1 million to $6.7 million at September 30, 2016, compared to $7.8 million at December 31, 2015. Of this total, nonaccrual loans were $6.6 million at September 30, 2016, compared to $7.8 million at December 31, 2015, a decrease of $1.2 million. There were three loans 90 or more days past due and still accruing totaling $43,000 at September 30, 2016, compared to one loan 90 or more days past due and still accruing totaling $1,000, at December 31, 2015. Troubled Debt Restructurings (“TDR”) at September 30, 2016 and December 31, 2015 were $6.7 million and $7.7 million, respectively. There no loans newly classified as TDR for the three and nine months ended September 30, 2016. There were no renewals of existing TDRs for the three months ended September 30, 2016 and two renewals of existing TDRs totaling $600,000 for the nine months ended September 30, 2016. There were no loans newly classified as a TDR or renewals of existing TDRs for the three and nine months ended September 30, 2015.

OREO and repossessed assets decreased to $3.0 million at September 30, 2016, from $5.4 million at December 31, 2015. The total number of OREO and repossessed asset accounts decreased to eight at September 30, 2016, compared to 18 at December 31, 2015. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$5,392	$6,840
OREO acquired - Metro	-	2,348
Transfers from loans and capitalized expenses	2,037	1,968
Proceeds from sales	(1,648)	(4,611)
Internally financed sales	(2,162)	-
Write-downs / net loss on sales	(584)	(477)
Balance at end of period	$3,035	$6,068

The following table summarizes our nonperforming assets and TDRs at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,169	8	$1,918	7
Real estate - construction	3,376	5	4,000	7
Real estate - mortgage:
Owner-occupied commercial	1,439	1	-	-
1-4 family mortgage	255	3	198	2
Other mortgage	408	2	1,619	5
Total real estate - mortgage	2,102	6	1,817	7
Consumer	-	-	31	1
Total Nonaccrual loans:	$6,647	19	$7,766	22

90+ days past due and accruing:
Commercial, financial and agricultural	$2	1	$-	-
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	41	2	1	1
Total 90+ days past due and accruing:	$43	3	$1	1

Total Nonperforming Loans:	$6,690	22	$7,767	23

Plus: Other real estate owned and repossessions	3,035	8	5,392	18
Total Nonperforming Assets	$9,725	30	$13,159	41

Restructured accruing loans:
Commercial, financial and agricultural	$6,519	8	$6,618	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	219	1	253	1
Total real estate - mortgage	219	1	253	1
Consumer	-	-	-	-
Total restructured accruing loans:	$6,738	9	$6,871	9

Total Nonperforming assets and restructured accruing loans	$16,463	39	$20,030	50

Ratios:
Nonperforming loans to total loans	0.14%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.21%		0.31%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.35%		0.47%

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

Impaired Loans and Allowance for Loan Losses

As of September 30, 2016, we had impaired loans of $78.6 million, inclusive of nonaccrual loans, an increase of $45.1 million from $33.5 million as of December 31, 2015. This increase is attributable to loans totaling $53.5 million newly classified as specifically impaired, partially offset by net loan pay downs and upgrades of $3.3 million, loan charge-offs of $3.2 million and OREO transfers of $1.9 million. We allocated $7.9 million of our allowance for loan losses at September 30, 2016 to these impaired loans, an increase of $2.2 million compared to $5.7 million as of December 31, 2015. During the third quarter, we downgraded four secured credit relationships totaling $35.1 million to substandard. These are long-term secured relationships that, when tested for impairment, result in one relationship requiring specific impairment of $504,000. Management will continue working these credit relationships in an ordinary, customary manner and expects losses to be minimal. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $78.6 million of impaired loans reported as of September 30, 2016, $34.5 million were commercial, financial and agricultural loans, $9.9 million were real estate construction loans and $34.2 million were real estate mortgage loans.

Deposits

Total deposits increased $0.9 billion, or 21.4%, to $5.1 billion at September 30, 2016 compared to $4.2 billion at December 31, 2015. We anticipate long-term sustainable growth in deposits through continued development of market share in our regions.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased, subordinated notes payable and Federal Home Loan Bank advances. We had $344.4 million and $352.4 million at September 30, 2016 and December 31, 2015, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.64% for the quarter ended September 30, 2016. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012;
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015; and
•	$700,000 of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2016, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $947.4 million. On September 1, 2016, we entered into a Loan Agreement with NexBank SSB providing for revolving loans of up to an aggregate principal amount of $25.0 million. Borrowings under the Loan Agreement accrue interest at the three-month LIBOR rate plus 3.25% per annum. The Loan Agreement matures September 1, 2019. As of September 30, 2016, we had no outstanding borrowings under the Loan Agreement. Additionally, the Bank had additional borrowing availability of approximately $345.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2016. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$4,553,498	$-	$-	$-	$-
Certificates of deposit (2)	527,630	295,108	161,714	68,224	2,584
Federal funds purchased	344,390	344,390	-	-	-
Other borrowings	55,356	400	300	-	54,656
Operating lease commitments	21,548	4,059	7,302	4,679	5,508
Total	$5,502,422	$643,957	$169,316	$72,903	$62,748

(1) Excludes interest

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of September 30, 2016, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2016.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2016, December 31, 2015 and September 30, 2015:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:	(Dollars in thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$488,673	9.91%	$221,937	4.50%	N/A	N/A
ServisFirst Bank	540,233	10.96%	221,902	4.50%	$320,525	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	489,050	9.92%	295,916	6.00%	N/A	N/A
ServisFirst Bank	540,610	10.96%	295,869	6.00%	394,493	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	593,140	12.03%	394,554	8.00%	N/A	N/A
ServisFirst Bank	590,043	11.97%	394,493	8.00%	493,116	10.00%
Tier 1 Capital to Average Assets:
Consolidated	489,050	8.20%	238,594	4.00%	N/A	N/A
ServisFirst Bank	540,610	9.06%	238,583	4.00%	298,228	5.00%

As of December 31, 2015:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$431,642	9.72%	$199,836	4.50%	N/A	N/A
ServisFirst Bank	439,279	9.89%	199,806	4.50%	$288,608	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	432,019	9.73%	266,448	6.00%	N/A	N/A
ServisFirst Bank	439,656	9.90%	266,407	6.00%	355,210	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	530,688	11.95%	355,264	8.00%	N/A	N/A
ServisFirst Bank	483,575	10.89%	355,210	8.00%	444,012	10.00%
Tier 1 Capital to Average Assets:
Consolidated	432,019	8.55%	202,043	4.00%	N/A	N/A
ServisFirst Bank	439,656	8.71%	202,023	4.00%	252,529	5.00%

As of September 30, 2015:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$409,901	9.59%	$192,335	4.50%	N/A	N/A
ServisFirst Bank	414,687	9.71%	192,262	4.50%	$277,712	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	410,278	9.60%	256,447	6.00%	N/A	N/A
ServisFirst Bank	415,064	9.71%	256,349	6.00%	341,799	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	507,982	11.89%	341,929	8.00%	N/A	N/A
ServisFirst Bank	458,138	10.72%	341,799	8.00%	427,249	10.00%
Tier 1 Capital to Average Assets:
Consolidated	410,278	8.83%	185,947	4.00%	N/A	N/A
ServisFirst Bank	415,064	8.93%	186,569	4.00%	232,390	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2016, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $368,000 as of September 30, 2016 and $91,000 as of December 31, 2015 for the settlement of any repurchase demands by investors. In December 2014, we repurchased one loan with a principal balance of $292,000 from an investor due to a loan-to-value (“LTV”) exception. We resold this loan during the second quarter of 2016, and such sales proceeds were posted back into this reserve account.

Financial instruments whose contract amounts represent credit risk at September 30, 2016 are as follows:

September 30, 2016
(In Thousands)
Commitments to extend credit	$1,590,942
Credit card arrangements	97,423
Standby letters of credit	40,588
$1,728,953

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

Results of Operations

Summary of Net Income

Net income for the three months ended September 30, 2016 was $20.9 million compared to net income of $16.3 million for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $59.7 million compared to net income of $43.8 million for the nine months ended September 30, 2015. Core net income for the nine months ended September 30, 2015 was $45.6 million. Core net income excludes the impact of non-routine expenses associated with the Metro merger and the initial funding of reserves for unfunded loan commitments during the comparative periods, as more fully discussed in “Noninterest Expense” below. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below. The increase in net income for the three months ended September 30, 2016 compared to 2015 was primarily the result of a $6.0 million increase in net interest income as a result of growth in average earning assets. We recognized a $1.2 million credit to our income tax expense during the three months ended September 30, 2016 as a result of early adopting ASU 2016-09 in the second quarter of 2016. See further details of the adoption of this new accounting rule in “Income Tax Expense” below. Non-interest expenses increased $1.9 million for the three months ended September 30, 2016 compared to 2015. The increase in net income for the nine months ended September 30, 2016 compared to 2015 was primarily the result of a $18.9 million increase in net interest income as a result of growth in average earning assets and a $4.7 million reduction in our income tax expense as a result of adopting ASU 2016-09, offset by a $4.0 million increase in noninterest expense.

Basic and diluted net income per common share were $0.80 and $0.78, respectively, for the three months ended September 30, 2016, compared to $0.63 and $0.61, respectively, for the corresponding period in 2015. Basic and diluted net income per common share were $2.27 and $2.23, respectively, for the nine months ended September 30, 2016, compared to $1.70 and $1.65, respectively, for the corresponding period in 2015. Core basic and diluted earnings per share were $1.77 and $1.72, respectively, for the nine months ended September 30, 2015. Return on average assets for the three and nine months ended September 30, 2016 was 1.39% and 1.43%, respectively, compared to 1.38% and 1.32%, respectively, for the corresponding periods in 2015. Core return on average assets for the nine months ended September 30, 2015 was 1.37%. Return on average common stockholders’ equity for the three and nine months ended September 30, 2016 was 16.66% and 16.60% compared to 15.52% and 14.40%, respectively, for the corresponding periods in 2015. Core return on average common stockholders’ equity for the nine months ended September 30, 2015 was 14.99%.

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

Taxable-equivalent net interest income increased $6.0 million, or 14.2%, to $48.4 million for the three months ended September 30, 2016 compared to $42.4 million for the corresponding period in 2015, and increased $18.8 million, or 15.6%, to $139.5 million for the nine months ended September 30, 2016 compared to $120.7 million for the corresponding period in 2015. This increase was primarily attributable to growth in average earning assets, which increased $1.3 billion, or 28.9%, from the third quarter of 2015 to the third quarter of 2016, and $1.2 billion, or 28.6%, from the nine months ended September 30, 2015 to the same period in 2016. The taxable-equivalent yield on interest-earning assets decreased to 3.81% for the three months ended September 30, 2016 from 4.18% for the corresponding period in 2015, and decreased to 3.93% for the nine months ended September 30, 2016 from 4.21% for the corresponding period in 2015. The yield on loans for the three months ended September 30, 2016 was 4.48%, unchanged from the corresponding period in 2015, and was 4.48% compared to 4.49% for the nine months ended September 30, 2016 and September 30, 2015, respectively. Loan fees included in the yield calculation increased to $635,000 for the three months ended September 30, 2016 from $373,000 for the corresponding period in 2015, and increased to $1.6 million for the nine months ended September 30, 2016 from $883,000 for the corresponding period in 2015. The cost of total interest-bearing liabilities increased to 0.64% for the three months ended September 30, 2016 compared to 0.57% for the corresponding period in 2015, and increased to 0.63% for the nine months ended September 30, 2016 from 0.54% for the corresponding period in 2015. Increased balances in federal funds purchased from banks who are customers of our correspondent banking division contributed to this increase in cost of funds. We introduced a new 30-day term federal funds product which has a higher rate than the overnight rate we have historically offered. Net interest margin for the three months ended September 30, 2016 was 3.35% compared to 3.77% for the corresponding period in 2015, and 3.47% for the nine months ended September 30, 2016 compared to 3.82% for the corresponding period in 2015. Increases in liquid assets were the primary contributor to the decreases in net interest margin for the comparative three-month and nine-month periods.

The following tables show, for the three and nine months ended September 30, 2016 and September 30, 2015, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended September 30, 2016 and 2015

(Dollar Amounts In Thousands)

	2016			2015
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$4,564,475	$51,358	4.48%	$3,915,778	$44,233	4.48%
Tax-exempt (2)	21,939	241	4.39	9,802	122	4.98
Total loans, net of unearned income	4,586,414	51,599	4.48	3,925,580	44,355	4.48
Mortgage loans held for sale	6,724	64	3.79	7,714	84	4.32
Investment securities:
Taxable	215,250	1,107	2.06	189,939	1,041	2.19
Tax-exempt (2)	135,272	1,262	3.73	139,543	1,377	3.95
Total investment securities (3)	350,522	2,369	2.70	329,482	2,418	2.94
Federal funds sold	217,158	347	0.64	24,860	32	0.51
Restricted equity securities	5,658	57	4.01	4,954	52	4.16
Interest-bearing balances with banks	590,675	759	0.51	168,548	116	0.27
Total interest-earning assets	$5,757,151	$55,195	3.81%	$4,461,138	$47,057	4.18%
Non-interest-earning assets:
Cash and due from banks	58,809			63,259
Net fixed assets and equipment	25,000			18,961
Allowance for loan losses, accrued interest and other assets	145,804			127,778
Total assets	$5,986,764			4,671,136

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$696,100	$644	0.37%	$593,550	$425	0.28%
Savings deposits	43,569	33	0.30	37,281	28	0.30
Money market accounts	2,471,829	3,387	0.55	1,817,997	2,158	0.47
Time deposits	519,653	1,294	0.99	485,137	1,208	0.99
Total interest-bearing deposits	3,731,151	5,358	0.57	2,933,965	3,819	0.52
Federal funds purchased	436,415	698	0.64	246,168	191	0.31
Other borrowings	55,410	717	5.15	50,509	660	5.18
Total interest-bearing liabilities	$4,222,976	$6,773	0.64%	$3,230,642	$4,670	0.57%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,250,139			988,756
Other liabilities	14,376			23,714
Stockholders' equity	494,248			424,113
Unrealized gains on securities and derivatives	5,025			3,911
Total liabilities and stockholders' equity	$5,986,764			$4,671,136
Net interest income		$48,422			$42,387
Net interest spread			3.17%			3.61%
Net interest margin			3.35%			3.77%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $635,000 and $373,000 are included in interest income in 2016 and 2015, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Net unrealized gains of $7,730,000 and $6,016,000 are excluded from the yield calculation in 2016 and 2015, respectively.

	For the Three Months Ended September 30,
	2016 Compared to 2015
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$7,179	$(54)	$7,125
Tax-exempt	135	(16)	119
Total loans, net of unearned income	7,314	(70)	7,244
Mortgages held for sale	(10)	(10)	(20)
Debt securities:	-	-	-
Taxable	130	(64)	66
Tax-exempt	(43)	(72)	(115)
Total debt securities	87	(136)	(49)
Federal funds sold	305	10	315
Restricted equity securities	7	(2)	5
Interest-bearing balances with banks	477	166	643
Total interest-earning assets	8,180	(42)	8,138

Interest-bearing liabilities:
Interest-bearing demand deposits	81	138	219
Savings	5	-	5
Money market accounts	855	374	1,229
Time deposits	83	3	86
Total interest-bearing deposits	1,024	515	1,539
Federal funds purchased	213	294	507
Other borrowed funds	62	(5)	57
Total interest-bearing liabilities	1,299	804	2,103
Increase in net interest income	$6,881	$(846)	$6,035

Our growth in loans and non-interest bearing deposits continues to drive favorable volume component change and overall change. However, we have experienced an unfavorable variance relating to the interest rate component because yields on loans have remained flat while rates paid on deposits have increased. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Maintenance of higher levels of liquidity has also decreased the net interest margin in the third quarter of 2016 as compared to the third quarter of 2015.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Nine Months Ended September 30, 2016 and 2015

(Dollar Amounts In Thousands)

	2016			2015
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$4,400,812	$147,453	4.48%	$3,714,830	$124,705	4.49%
Tax-exempt (2)	16,200	573	4.72	9,994	374	4.99
Total loans, net of unearned income	4,417,012	148,026	4.48	3,724,824	125,079	4.49
Mortgage loans held for sale	6,710	200	3.98	9,108	190	2.79
Investment securities:
Taxable	215,029	3,614	2.24	193,743	3,272	2.25
Tax-exempt (2)	136,326	3,845	3.76	135,250	4,054	4.00
Total investment securities (3)	351,355	7,459	2.83	328,993	7,326	2.97
Federal funds sold	136,879	630	0.61	30,258	81	0.36
Restricted equity securities	5,427	154	3.79	4,745	132	3.72
Interest-bearing balances with banks	453,087	1,734	0.51	129,581	262	0.27
Total interest-earning assets	$5,370,470	$158,203	3.93%	$4,227,509	$133,070	4.21%
Non-interest-earning assets:
Cash and due from banks	61,906			60,348
Net fixed assets and equipment	23,095			16,396
Allowance for loan losses, accrued interest and other assets	133,357			125,973
Total assets	$5,588,828			$4,430,226

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$684,348	$1,838	0.36%	$575,736	$1,187	0.28%
Savings deposits	42,062	95	0.30	37,040	79	0.29
Money market accounts	2,186,703	8,612	0.53	1,697,615	5,777	0.45
Time deposits	508,510	3,807	1.00	470,597	3,557	1.01
Total interest-bearing deposits	3,421,623	14,352	0.56	2,780,988	10,600	0.51
Federal funds purchased	460,844	2,210	0.64	264,112	583	0.30
Other borrowings	55,520	2,152	5.18	30,948	1,231	5.32
Total interest-bearing liabilities	$3,937,987	$18,714	0.63%	$3,076,048	$12,414	0.54%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,157,106			903,992
Other liabilities	13,250			15,126
Stockholders' equity	475,905			430,425
Unrealized gains on securities and derivatives	4,580			4,635
Total liabilities and stockholders' equity	$5,588,828			$4,430,226
Net interest income		$139,489			$120,656
Net interest spread			3.30%			3.67%
Net interest margin			3.47%			3.82%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,574,000 and $883,000 are included in interest income in 2016 and 2015, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Net unrealized gains of $7,044,000 and $6,846,000 are excluded from the yield calculation in 2016 and 2015, respectively.

	For the Nine Months Ended September 30,
	2016 Compared to 2015
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$23,098	$(350)	$22,748
Tax-exempt	221	(22)	199
Total loans, net of unearned income	23,319	(372)	22,947
Mortgages held for sale	(58)	68	10
Debt securities:
Taxable	361	(19)	342
Tax-exempt	32	(241)	(209)
Total debt securities	393	(260)	133
Federal funds sold	456	93	549
Restricted equity securities	19	3	22
Interest-bearing balances with banks	1,085	387	1,472
Total interest-earning assets	25,214	(81)	25,133

Interest-bearing liabilities:
Interest-bearing demand deposits	251	400	651
Savings	11	5	16
Money market accounts	1,839	996	2,835
Time deposits	287	(37)	250
Total interest-bearing deposits	2,388	1,364	3,752
Federal funds purchased	633	994	1,627
Other borrowed funds	955	(34)	921
Total interest-bearing liabilities	3,976	2,324	6,300
Increase in net interest income	$21,238	$(2,405)	$18,833

Our growth in loans and non-interest bearing deposits continues to drive favorable volume component change and overall change. However, we have experienced an unfavorable variance relating to the interest rate component because yields on loans have remained relatively flat while rates paid on deposits have increased. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Maintenance of higher levels of liquidity has also decreased the net interest margin in the 2016 period compared to 2015.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2016, total loans rated Special Mention, Substandard, and Doubtful were $137.3 million, or 3.0% of total loans, compared to $117.0 million, or 2.8% of total loans, at December 31, 2015. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $3.5 million for the three months ended September 30, 2016, an increase of $0.4 million from $3.1 million for the three months ended September 30, 2015, and was $9.3 million for the nine months ended September 30, 2016, a $0.2 million decrease, compared to $9.5 million for the nine months ended September 30, 2015. Nonperforming loans decreased to $6.7 million, or 0.14% of total loans, at September 30, 2016 from $7.8 million, or 0.18% of total loans, at December 31, 2015, and were also lower than $10.4 million, or 0.26% of total loans, at September 30, 2015. Impaired loans increased to $78.6 million, or 1.69% of total loans, at September 30, 2016, compared to $33.5 million, or 0.80% of total loans, at December 31, 2015. The allowance for loan losses totaled $48.9 million, or 1.05% of total loans, net of unearned income, at September 30, 2016, compared to $43.4 million, or 1.03% of loans, net of unearned income, at December 31, 2015.

Noninterest Income

Noninterest income totaled $4.8 million for the three months ended September 30, 2016, an increase of $1.1 million, or 28.2%, compared to the corresponding period in 2015, and totaled $12.1 million for the nine months ended September 30, 2016, an increase of $2.0 million, or 19.5%, compared to the corresponding period in 2015. Service charges on deposit accounts increased $0.1 million, or 6.9%, to $1.4 million for the three months ended September 30, 2016 compared to $1.3 million for the same period in 2015, and increased by $0.2 million to $4.0 million for the nine months ended September 30, 2016 compared to $3.8 million for the same period in 2015. Mortgage banking income increased $0.2 million, or 27.4%, to $1.1 million for the three months ended September 30, 2016 compared to $0.9 million for the same period in 2015, and increased $0.6 million, or 30.0%, to $2.7 million for the nine months ended September 30, 2016 compared to $2.1 million for the same period in 2015. This increase resulted from improved operations, translating to increased net gains on sales. Income from credit cards increased to $1.2 million for the three months ended September 30, 2016 from $0.6 million for the same period in 2015, and increased to $2.4 million for the nine months ended September 30, 2016 compared to $1.4 million for the same period in 2015. This increase in credit card income resulted from a 58% increase in the volume of spending and a 62% increase in the number of credit card accounts year-over-year.

Noninterest Expense

Noninterest expense totaled $20.2 million for the three months ended September 30, 2016, an increase of $1.9 million, or 10.5%, compared to $18.2 million for the same period in 2015, and totaled $59.0 million for the nine months ended September 30, 2016, an increase of $4.0 million, or 7.2%, compared to $55.0 million for the same period in 2015.

Details of expenses are as follows:

•	Salary and benefit expense increased $0.4 million, or 3.4%, to $11.0 million for the three months ended September 30, 2016 from $10.6 million for the same period in 2015, and increased $2.7 million, or 9.1%, to $32.8 million for the nine months ended September 30, 2016 from $30.0 million for the same period in 2015. Eighteen new sales officers were added during the nine months ended September 30, 2016, with eight of these comprising our team in the Tampa Bay area of Florida, our newest region. We had 416 full-time equivalent employees at September 30, 2016 compared to 367 at September 30, 2015, a 13.4% increase.

•	Occupancy expense increased $0.5 million, or 33.3%, to $2.1 million for the three months ended September 30, 2016 from $1.6 million for the corresponding period in 2015, and increased $1.2 million, or 25.4%, to $6.1 million from $4.9 million for the nine months ended September 30, 2016 compared to the corresponding period in 2015. New main offices were opened in our Mobile, Alabama, Charleston, South Carolina and Nashville, Tennessee regions during the first quarter of 2016. Also, we accelerated depreciation of leasehold improvements for our headquarters building in Birmingham, Alabama to coincide with the date we move into our new headquarters building, which we anticipate will be in the second half of 2017.

•	Professional services expense increased $0.5 million, or 76.9%, to $1.2 million for the three months ended September 30, 2016 from $0.7 million for the corresponding period in 2015, and increased $1.0 million, or 53.6%, to $2.9 million from $1.9 million for the nine months ended September 30, 2016 compared to the corresponding period in 2015. This increase resulted from accruals for pending legal matters. We accrue for our estimated legal liability up to our insurance deductible for each applicable legal matter. We accrued $0.4 million during the third quarter of 2016 and $0.8 million during the nine months ended September 30, 2016 for such legal matters.

•	Federal deposit insurance and other regulatory assessments increased $0.1 million to $0.8 million for the three months ended September 30, 2016 compared to the same period in 2015, and increased $0.4 million to $2.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. This increase is driven by growth in risk weighted assets.

•	Expenses on other real estate owned decreased from $0.4 million for the three months ended September 30, 2015 to $0.2 million for the three months ended September 30, 2016, and decreased from $0.9 million for the nine months ended September 30, 2015 to $0.7 million for the nine months ended September 30, 2016 with decreased volume.

•	Merger expenses related to the acquisition of Metro in the first quarter of 2015 were $2.1 million.

•	Other operating expenses increased $0.6 million to $5.0 million for the three months ended September 30, 2016 compared to the same period in 2015, and increased $0.9 million to $14.2 million for the nine months ended September 30, 2016 compared to the same period in 2015. Increases in Federal Reserve Bank service charges of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016 when compared to the corresponding periods in 2015 are the result of increased clearing services for correspondent bank clients. Expenses relating to our growth in loans and expansion into new regions also contributed to the increased other operating expenses in the 2016 periods. Higher state sales taxes related to materials purchased for our new headquarter building in Birmingham, Alabama contributed to higher other operating expenses, but are overall expense neutral considering a credit we take against our Alabama corporate income tax. During the first quarter of 2015, we recognized $0.5 million in other expense as an initial funding of reserves for unfunded loan commitments. Without this one-time initial funding of reserves, other operating expenses would have increased by $1.4 million, or 11.1% from the nine months ended September 30, 2015 to the same period this year.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2016 compared to the same periods in 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ change	% change	2016	2015	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,367	$1,279	$88	6.9%	$3,980	$3,762	$218	5.8%
Mortgage banking	1,112	873	239	27.4%	2,681	2,062	619	30.0%
Securities gains	-	-	-	NM	(3)	29	(32)	NM
Increase in cash surrender value life insurance	770	683	87	12.7%	2,049	1,991	58	2.9%
Other operating income	1,542	903	639	70.8%	3,366	2,258	1,108	49.1%
Total non-interest income	$4,791	$3,738	$1,053	28.2%	$12,073	$10,102	$1,971	19.5%

Non-interest expense:
Salaries and employee benefits	$10,958	$10,595	$363	3.4%	$32,758	$30,029	$2,729	9.1%
Equipment and occupancy expense	2,100	1,575	525	33.3%	6,108	4,870	1,238	25.4%
Professional services	1,182	668	514	76.9%	2,919	1,901	1,018	53.6%
FDIC and other regulatory assessments	775	681	94	13.8%	2,328	1,927	401	20.8%
OREO expense	178	400	(222)	(55.5)%	668	903	(235)	(26.0)%
Merger expense	-	-	-	NM	-	2,100	(2,100)	NM
Other operating expense	4,969	4,329	640	14.8%	14,175	13,264	911	6.9%
Total non-interest expense	$20,162	$18,248	$1,914	10.5%	$58,956	$54,994	$3,962	7.2%

Income Tax Expense

Income tax expense was $8.2 million for the three months ended September 30, 2016 compared to $8.0 million for the same period in 2015, and was $22.0 million for the nine months ended September 30, 2016 compared to $20.9 million for the same period in 2015. Our effective tax rate for the three and nine months ended September 30, 2016 was 28.11% and 26.95%, respectively, compared to 33.01% and 32.30%, respectively, for the corresponding periods in 2015. In the second quarter of 2016 we early adopted the amendments in Accounting Standards Update 2016-09. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock of $1.2 million in the third quarter of 2016 and $4.7 million in the nine months ended September 30, 2016. Previously under generally accepted accounting principles, such credits were reflected within additional paid-in capital. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and the change in cash surrender value of bank-owned life insurance.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

As discussed in more detail in the section titled “Noninterest Expense,” we recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro and the merger of Metro Bank with and into the Bank, and recorded an expense of $0.5 million resulting from the initial funding of reserves for unfunded loan commitments as of March 31, 2015, consistent with guidance provided in the Federal Reserve Bank’s Inter-agency Policy Statement SR 06-17. The non-GAAP financial measures included in this quarterly report on Form 10-Q of our results for the nine months ended September 30, 2015 are “core net income,” “core net income available to common stockholders,” “core diluted earnings per share,” “core return on average assets” and “core return on average common stockholders’ equity.” Each of these five core financial measures excludes the impact of the merger expenses and the initial funding of the reserve for unfunded loan commitments. None of the other periods included in this quarterly report on Form 10-Q are affected by such non-routine expenses.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures as of and for the nine month period ended September 30, 2015. Dollars are in thousands, except share and per share data.

For the Nine Months Ended September 30, 2015
Return on average assets - GAAP	1.32%
Net income - GAAP	$43,790
Adjustments:
Merger expenses - Metro Bancshares, Inc.	2,096
Initial reserve for unfunded loan commitments	500
Tax (benefit) of adjustments	(829)
Core net income - non-GAAP *	$45,557
Average assets - GAAP	$4,430,226
Core return on average assets - non-GAAP *	1.37%

Return on average common stockholders' equity - GAAP	14.40%
Net income available to common stockholders - GAAP	$43,534
Adjustments:
Merger expenses - Metro Bancshares, Inc.	2,096
Initial reserve for unfunded loan commitments	500
Tax (benefit) of adjustments	(829)
Core net income available to common stockholders - non-GAAP *	$45,301
Average common stockholders' equity - GAAP	$404,177
Core return on average common stockholders' equity - non-GAAP *	14.99%

Basic earnings per common share - GAAP	$1.70
Weighted average common shares outstanding, basic - GAAP	25,636,690
Core basic earnings per common share - non-GAAP *	$1.77

Diluted earnings per common share - GAAP	$1.65
Weighted average common shares outstanding, diluted - GAAP	26,391,100
Core diluted earnings per common share - non-GAAP *	$1.72

* Core measures exclude non-routine expenses during the comparative periods presented in this quarterly report on Form 10-Q as more fully described in "GAAP Reconciliation and Management Explanation on Non-GAAP Financial Measures" above.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2016. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
10.1	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan.
10.2	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2005 Stock Incentive Plan.
10.3	Form of Nonqualified Stock Option Award Pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan.
10.4	Loan Agreement dated as of September 1, 2016 by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 2, 2016).
10.5	Revolving Promissory Note dated as of September 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 2, 2016).
10.6	Pledge and Security Agreement dated as of September 1, 2016 by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 2, 2016).
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: November 1, 2016	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 1, 2016	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

