Form 10-K
period 2016-12-31
ServisFirst Bancshares, Inc.
filed 2017-02-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $49.39 per share of Common Stock ($24.695 per share as adjusted for December 2016 stock split), was $1,188,636,681.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 23, 2017
Common stock, $.001 par value	52,759,896

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exhange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

•	the effects of adverse changes in the economy or business conditions, either nationally or in our market areas;
•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;
•	the effects of governmental monetary and fiscal policies and legislative, regulatory and accounting changes applicable to banks and other financial service providers, including the potential implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
•	the effects of hazardous weather;
•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the internet;
•	our ability to keep pace with technology changes, including with respect to cyber-security and preventing breaches of our and third-party security systems involving our customers and other sensitive and confidential data;
•	our ability to attract new or retain existing deposits, or to initiate new or retain current loans;
•	credit risks, including the deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in our portfolio or in specific industry concentrations of our loan portfolio;
•	the effect of any merger, acquisition or other transaction to which we or any of our subsidiaries may from time to time be a party, including our ability to successfully integrate any business that we acquire;
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
•	the effects of terrorism and efforts to combat it;
•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers;
•	the results of regulatory examinations;
•	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves; and
•	other factors that are discussed in the section titled “Risk Factors” in Item 1A.

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2012, 2013, 2014, 2015 and 2016 mean our fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 19 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston and Mobile Counties of Alabama, Escambia and Hillsborough Counties of Florida, Cobb and Douglas Counties of Georgia, Charleston County, South Carolina and Davidson County, Tennessee in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2016, we had total assets of approximately $6.4 billion, total loans of approximately $4.9 billion, total deposits of approximately $5.4 billion and total stockholders’ equity of approximately $523 million.

We operate our bank using a simple business model based on organic loan and deposit growth, generated through high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. This decentralized decision-making process allows individual lending officers varying levels of lending authority, based on the experience of the individual officer. When the total amount of loans to a borrower exceeds an officer’s lending authority, further approval must be obtained by the applicable regional chief executive officer (G. Carlton Barker – Montgomery, Andrew N. Kattos – Huntsville, B. Harrison Morris, III – Dothan, Rex D. McKinney – Pensacola, W. Bibb Lamar, Jr. – Mobile, Thomas G. Trouche – Charleston, Kenneth L. Barber – Atlanta or Gregory W. Bryant – Tampa Bay) and/or our senior management team. Rather than relying on a more typical traditional, retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services.

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

We previously formed SF Holding 1, Inc. as a subsidiary of our bank. We also formed SF Realty 1, Inc., SF FLA Realty, Inc., and SF GA Realty, Inc., as subsidiaries of SF Holding 1, Inc. In February 2016, we formed SF TN Realty, Inc. as a subsidiary of SF Holding 1, Inc. Also in February of 2016, we formed SF Intermediate Holding Company, Inc. and immediately following its formation our bank assigned all of the outstanding capital stock of SF Holding 1, Inc. to SF Intermediate Holding Company, Inc., such that SF Holding 1, Inc. is now a wholly owned first-tier subsidiary of SF Intermediate Holding Company, Inc. Each of SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. hold and manage participations in residential mortgages and commercial real estate loans originated by our bank in Alabama, Florida, Georgia and Tennessee, respectively, and each have elected to be treated as a real estate investment trust, or REIT, for U.S. income tax purposes. Each of these entities is consolidated into the Company.

As a bank holding company, we are subject to regulation by the Federal Reserve. We are required to file reports with the Federal Reserve and are subject to regular examinations by that agency.

History

Our bank was founded by our President and Chief Executive Officer, Thomas A. Broughton, III, and commenced banking operations in May 2005 following an initial capital raise of $35 million, the largest capital raise by a de novo bank in the history of Alabama. We were incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of our bank, and in November 2007 our holding company became the sole shareholder of the bank by virtue of a plan of reorganization and agreement of merger. In May 2008, following our filing of a registration statement on Form 10 with the SEC, we became a reporting company within the meaning of the Exchange Act and have been filing annual, quarterly, and current reports, proxy statements and other information with the SEC since 2008. On May 19, 2014, we completed our initial public offering (the “Offering’) of common stock. Since the completion of the Offering, our common stock has traded on The NASDAQ Global Select Market under the symbol “SFBS”.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 300 community banks located in 12 states throughout the southern United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2016 our branches averaged approximately $285.3 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 40.4% of our total loan portfolio as of December 31, 2016.

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

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2016, we had expanded into nine additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

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

Markets and Competition

Our primary markets are broadly defined as the MSAs of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2006 to 2016 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2016	2006	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$34.7	$19.8	5.77%
Madison County, Alabama	6.8	4.7	3.76%
Montgomery County, Alabama	6.2	5.1	1.97%
Houston County, Alabama	2.6	1.6	4.97%
Mobile County, Alabama	6.5	5.4	1.87%
Escambia County, Florida	4.1	4.1	-%
Hillsborough County, Florida	30.2	18.1	5.25%
Cobb County, Georgia	13.8	9.0	4.37%
Douglas County, Georgia	1.3	1.4	(0.74)%
Charleston County, South Carolina	9.9	6.5	4.30%
Davidson County, Tennessee	30.2	15.8	6.69%

Our bank is subject to intense competition from various financial institutions and other financial service providers. Our bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds. In making loans, our bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, interest-based lenders and other lenders.

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2016 (the most recent date such numbers were reported by the FDIC), as reported by the FDIC:

Market (1)	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$2,059.7	$37,515.9	5	5.49%
Huntsville MSA	2	741.3	7,491.0	3	9.90%
Montgomery MSA	2	498.9	7,722.2	6	6.46%
Dothan MSA	2	493.2	3,206.8	2	15.38%
Mobile MSA	2	199.3	6,564.6	7	3.04%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	294.9	5,416.1	7	5.44%
Tampa-St. Petersburg-Clearwater MSA	1	10.0	75,972.4	62	0.01%
Georgia:
Atlanta-Sandy Springs-Roswell MSA	3	189.0	156,210.4	43	0.12%
South Carolina:
Charleston-North Charleston MSA	1	61.7	12,355.8	19	0.50%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	137.0	52,198.7	40	0.26%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2016, as reported by the FDIC:

Alabama	58.5%
Florida	6.4%
Georgia	6.7%
South Carolina	12.5%
Tennessee	21.8%

We entered our newest market, Tampa Bay, Florida, with the announcement on January 25, 2016 that we hired Gregory W. Bryant as our regional CEO to oversee our entrance and expansion there. Tampa Bay includes the cities of Tampa, St. Petersburg, Clearwater and Lakeland, with a total population of over 5 million. A number of major drivers contribute to the area’s diverse economy: MacDill Air Force Base, home to Central Command, contributes an estimated $5 billion annually to the local economy; Tampa International Airport, already home to numerous domestic and international carriers, is undergoing a $1 billion expansion; three major league sports teams call the area home; the University of South Florida is ranked 50th in the nation in research spending; the Port of Tampa is one of the country’s most diverse seaports, with a bustling cruise business, inbound and outbound bulk cargo, and large ship repair yards; and, the world class beaches mean a healthy tourism industry. Known for a vibrant base of small and mid-size businesses, the area is also home to a number of large employers, including Baycare Medical Systems, Publix Supermarkets, Home Shopping Network, Tech Data, Wellcare HMO, Moffitt Cancer Center, and Busch Gardens.

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

In our primary service areas, our five largest competitors are Regions Bank, Wells Fargo Bank, BBVA Compass, BB&T and Synovus Bank. These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of, media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

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

Our commercial loans usually are collateralized. Generally, collateral consists of business assets, including accounts receivable, inventory, equipment, or real estate. Collateral is subject to the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, we underwrite collateral to strict standards, including valuations and general acceptability based on our ability to monitor its ongoing condition and value.

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $91.8 million in 2016. Our allocation of loan loss reserve for these loans decreased $0.3 million to $5.1 million at December 31, 2016 compared to $5.4 million at the end 2015. Charge-offs increased slightly from $0.7 million for 2015 to $0.8 million for 2016, and the overall quality of the construction loan portfolio has remained consistent with $4.3 million rated as substandard at December 31, 2016 compared to $4.0 million at December 31, 2015.

Residential Real Estate Loans. Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate fixed-rate mortgages with long-term maturities. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 85%. Risks associated with these loans are generally less significant than those of other loans and involve bankruptcies, economic downturn, customer financial problems and fluctuations in the value of real estate, and homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any “Alt-A” or subprime loans.

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

Commitments and Contingencies

As of December 31, 2016, we had commitments to extend credit beyond current fundings of approximately $1.7 billion, had issued standby letters of credit in the amount of approximately $41.0 million, and had commitments for credit card arrangements of approximately $100.7 million.

Policy for Determining the Loan Loss Allowance

The allowance for loan losses represents our management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, our management evaluates the following factors:

•	the asset quality of individual loans;
•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, and charge-off and recovery practices;
•	changes in the nature and volume of the loan portfolio;
•	changes in the experience, ability and depth of our lending staff and management;
•	changes in the trend of the volume and severity of past-due loans and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications, as has occurred in the residential mortgage markets and particularly for residential construction and development loans;
•	possible deterioration in collateral segments or other portfolio concentrations;
•	historical loss experience (when available) used for pools of loans (i.e., collateral types, borrowers, purposes, etc.);
•	changes in the quality of our loan review system and the degree of oversight by our board of directors; and
•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.

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

Our net loan losses to average total loans decreased to 0.11% for the year ended December 31, 2016 from 0.13% for the year ended December 31, 2015, which was down from 0.17% for the year ended December 31, 2014. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2016, we had $10.6 million of non-accrual loans. We have allocated approximately $5.1 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, $28.9 million to commercial and industrial loans, $17.5 million to real estate mortgage loans and $0.4 million to consumer loans and have a total loan loss reserve as of December 31, 2016 of $51.9 million. The loan loss reserve methodology incorporates qualitative factors which are based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2016.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts. To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. Our bank is a member of the FDIC, and thus our deposits (subject to applicable FDIC limits) are FDIC-insured.

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

Employees

We had 420 employees as of December 31, 2016. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Bank Holding Company Supervision and Regulation

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed in the section below titled “Supervision and Regulation—Bank Supervision and Regulation – Capital Adequacy.”

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

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include: factoring accounts receivable; making, acquiring, brokering or servicing loans and usual related activities; leasing personal property; operating a non-bank depository institution, such as a savings association; trust company functions; financial and investment advisory activities; certain agency securities brokerage activities; underwriting and dealing in government obligations and money market instruments; providing specified management consulting and counseling activities; performing selected data processing services and support services; acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and performing selected insurance underwriting activities. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature: lending, trust and other banking activities; insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state; providing financial, investment, or advisory services; issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; underwriting, dealing in or making a market in securities; other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks; activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad; merchant banking through securities or insurance affiliates; and insurance company portfolio investments. For us to qualify to become a financial holding company, the bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a Community Reinvestment Act (“CRA”) rating of at least “satisfactory”. Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

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

Bank Supervision and Regulation

Generally

The bank is an Alabama state-chartered bank and, as such, is subject to examination and regulation by the Alabama State Banking Department (the “Alabama Banking Department”). The bank is not a member of the Federal Reserve System but is subject to various regulations and requirements promulgated by the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission, the Financial Crimes Enforcement Network, the Office of Foreign Assets Control (“OFAC”), and other federal regulatory agencies. State non-member banks are, in addition to regulation by the applicable state regulatory authority, subject to supervision and regular examination by the FDIC. The FDIC and the Alabama Banking Department regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. Additionally, the bank’s deposits are insured by the FDIC to the maximum extent provided by law. The extensive state and federal banking laws and regulations to which the bank is subject are generally intended to protect the bank’s customers, rather than our stockholders. The following discussion describes the material elements of the regulatory framework that applies to the bank.

Branching

Under current Alabama law, the bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department. In addition, with prior regulatory approval, the bank may acquire branches of existing banks located in Alabama. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states. We opened our initial offices in Pensacola, Florida, Nashville, Tennessee, Charleston, South Carolina, and Tampa Bay, Florida, using this mechanism.

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. An institution’s assessment rate is assigned by the FDIC on a quarterly basis and is based on a number of factors related to the risk the institution poses to the Deposit Insurance Fund. Those factors include, among other things, the institution’s capital adequacy, liquidity, loan and deposit portfolio characteristics, asset quality, earnings, and rate of growth. For the fourth quarter of 2016, the bank’s assessment rate was set at $0.0137, or $0.055 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2016, the bank’s FICO assessment was equal to $0.0014, or $0.0056 annually, per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund, and the amount the bank pays for deposit insurance is affected not only by the risk the bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. From 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in response to those circumstances, the FDIC took several extraordinary actions, including imposing a one-time special assessment on insured institutions and requiring institutions to prepay quarterly assessments attributable to a three-year period. If the FDIC were to take those types of actions again in the future, they could have a negative impact on the bank’s earnings.

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

Community Reinvestment Act

The CRA requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open an office or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Additionally, we must publicly disclose the terms of various CRA-related agreements.

Interest Rate Limitations

Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

The bank’s loan and deposit operations are subject to a number of federal consumer protection laws and regulations, including, among others:

•	the Federal Truth-In-Lending Act, as implemented by Regulation Z issued by the CFPB, governing, among other things, the disclosure of credit terms to consumers;

•	the Real Estate Settlement Procedures Act, as implemented by Regulation X issued by the CFPB, prescribing, among other things, requirements in connection with residential mortgage loan applications, settlements, and servicing;

•	the Home Mortgage Disclosure Act, as implemented by Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, as implemented by Regulation B issued by the CFPB, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status, age, or certain other prohibited factors in all aspects of credit transactions, imposing certain requirements regarding credit applications, and prescribing certain disclosure obligations;

•	the Fair Credit Reporting Act, as implemented in part by Regulation V issued by the CFPB, governing the use and provision of information to credit reporting agencies by imposing, among other things, requirements for financial institutions to develop policies and procedures to identify potential identity theft, requirements for entities that furnish information to consumer reporting agencies (which would include the bank) to implement procedures and policies regarding the accuracy and integrity of the furnished information and respond to disputes from consumers regarding credit reporting issues, requirements for mortgage lenders to disclose credit scores to consumers, and limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes;

•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;

•	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act, as implemented by Regulation E issued by the CFPB, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

General Information. The federal banking regulators view capital levels as important indicators of an institution’s financial soundness. In this regard, we and the bank are required to comply with the capital adequacy standards established by the Federal Reserve (in our case) and the FDIC and the Alabama Banking Department (in the case of the bank). Such standards are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). The implementation of Basel III for United States institutions began on January 1, 2015. Prior to that date, the risk-based capital rules applicable to us and the bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee

Current capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

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

United States Implementation of Basel III. In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) to implement, in part, the Basel III framework issued by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including us and the bank.

Among other things, the Basel III Capital Rules: (i) emphasize common equity tier 1 capital, or “CET1,” which is predominately made up of retained earnings and common stock instruments; (ii) specify that an institution’s tier 1 capital consists of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the previous regulations. The Basel III Capital Rules also provide a permanent exemption from a proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

•	4.5% based upon CET1;
•	6.0% based upon tier 1 capital; and
•	8.0% based upon total regulatory capital.

A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. The capital conservation buffer, which must consist of CET1, is designed to absorb losses during periods of economic stress. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.

The Basel III Capital Rules became effective as applied to us and the bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. We and the bank are currently in compliance with Basel III Capital Rules.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2016, the bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

In the Basel III Capital Rules, the federal banking regulators did not address either the Liquidity Coverage Ratio or the Net Stable Funding Ratio. However, in September 2014, the federal banking agencies adopted final rules implementing a Liquidity Coverage Ratio requirement in the United States for larger banking organizations. In May 2016, the federal banking agencies issued proposed rules implementing a Net Stable Funding Ratio requirement, also for larger U.S. banking organizations. Neither we nor the bank is subject to either set of rules.

The Liquidity Coverage Ratio and the Net Stable Funding Ratio continue to be monitored for implementation, and we cannot yet provide concrete estimates as to how those requirements, or any other regulatory positions regarding liquidity and funding, might affect us or our bank. However, increased liquidity requirements generally would be expected to cause the bank to invest its assets more conservatively—and therefore at lower yields—than it otherwise might invest. Such lower-yield investments likely would reduce the bank’s revenue stream, and in turn its earnings potential.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $189.1 million in dividends as of December 31, 2016. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

In December 2015, the U.S. bank regulatory agencies issued guidance titled “Statement on Prudent Risk Management for Commercial Real Estate Lending” to remind financial institutions of existing guidance on prudent risk management practices for CRE lending activity, including the 2006 guidance described above. In the 2015 guidance, the agencies noted their belief that financial institutions had eased CRE underwriting standards in recent years. The 2015 guidance went on to identify actions that financial institutions should take to protect themselves from CRE-related credit losses during difficult economic cycles. The 2015 guidance also indicated that the agencies would pay special attention in the future to potential risks associated with CRE lending.

Privacy and Data Security

Under federal law as implemented by Regulation P, financial institutions are required to disclose their policies for collecting and protecting the non-public personal information of their consumer customers. Consumer customers generally may prevent financial institutions from sharing non-public personal information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly offering a product or service with a nonaffiliated financial institution. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. In addition, financial institutions are subject to various state privacy laws that may, among other things, impose data security requirements on all customer information, whether consumer or commercial customer information, and impose data breach notification obligations. The state data breach notification requirements generally apply based on the residence of the consumer and not on the bank’s presence in the state, location of the collateral property, or other variables.

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

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Institutions like the bank with less than $10 billion in assets are exempt. However, while the bank is under the $10 billion level that caps income per transaction, the bank has been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the FDIC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the bank. Banking institutions generally were required to comply with the Volcker Rule by July 2015, although certain parts of the rule did not (or do not) take effect until later dates.

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

The Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law. As final rules and regulations implementing the Dodd-Frank Act continue to be adopted and implemented, this new law is significantly changing the bank regulatory environment and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, the full impact of the Dodd-Frank Act may not be known for many years.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this Supervision and Regulation section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and the bank.

•	The Dodd-Frank Act created the CFPB and gave it broad powers to supervise and enforce consumer protection laws. The CFPB now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

•	The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements became effective in 2014.

•	The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to prior law could have an adverse impact on our interest expense.

•	The Dodd-Frank Act imposes many investor protection, corporate governance and executive compensation rules that have affected most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•	Although insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

As noted above, many of the requirements under the Dodd-Frank Act were subject to rulemaking, and such rulemaking is either in place and effective or continuing to take effect over the next several years, making it difficult to anticipate the overall financial impact on the bank and us. However, compliance with the Dodd-Frank Act and its implementing regulations has resulted in and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Other Legislation and Regulatory Action relating to Financial Institutions

Recent government efforts to strengthen the United States financial system, including the Dodd-Frank Act and its related rules and regulations, subject us and the bank to a number of new regulatory compliance obligations, many of which may impose additional fees, costs, requirements, and restrictions. These fees, costs, requirements, and restrictions, as well as any others that may be imposed in the future, may have a material adverse effect on our business, financial condition, and results of operations.

New proposals to change the laws and regulations governing the banking industry are frequently introduced in the United States Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on us and the bank, however, cannot be determined at this time. In this regard, bills are presently pending before Congress and certain state legislatures, and additional bills may be introduced in the future in Congress and state legislatures, to alter the structure, regulation and competitive relationships of financial institutions. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Thomas A. Broughton, III (61) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (60) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (subsequently, Wachovia Bank and now Wells Fargo Bank) at its corporate headquarters in Birmingham, in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. During his employment with SouthTrust, Mr. Pouncey oversaw various operational and production functions in its nine-state footprint of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia, and while employed by Wachovia, Mr. Pouncey oversaw various operational and production functions in Alabama, Arizona, Tennessee and Texas.

William M. Foshee (62) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in the Huntsville MSA, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (59) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Don G. Owens (65) – Mr. Owens has served as the Senior Vice President and Chief Credit Officer for us and the bank since 2012. Prior to joining us, Mr. Owens served as a retail branch manager of First Alabama Bank from 1973 to 1978, worked for C&I Bank (now Bank of America) from 1978 to 1982, including as a branch manager and commercial lender, worked for Republic Bank (now Bank of America) from 1982 to 1988, including as a commercial lender and credit administrator, and served as a Senior Vice President and Senior Loan Administrator for BBVA Compass from 1988 to 2012.

A brief description of the background of each of our regional chief executive officers is set forth below.

Kenneth L. Barber (62) – Mr. Barber has served as Executive Vice President and Atlanta President and Chief Executive Officer of the Bank since February 1, 2015 when the Company acquired Metro Bancshares, Inc. Mr. Barber chartered Metro Bank in 2007, growing total assets to approximately $230 million before being acquired by the Company. Prior to Metro Bank, Mr. Barber served as the President and Chief Executive Officer of Georgian Bancorporation and its subsidiary, Georgian Bank. Prior to Georgian Bancorporation, Mr. Barber served as the President and Chief Executive Officer of Citizens & Merchants State Bank in Douglasville, Georgia. From 1976 to 1986, Mr. Barber served in various capacities for Wachovia Corporation, including Vice President of Commercial Lending. Mr. Barber has over 40 years of banking experience in Georgia. Mr. Barber has served on the Boards of Directors for the Douglas County and Cobb County Chambers of Commerce. He is actively involved in many church and civic activities. Mr. Barber holds a degree in Business Administration and Economics from the University of West Georgia and is a graduate of the University of Georgia’s banking school.

G. Carlton Barker (68) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

Gregory W. Bryant (53) – Mr. Bryant serves as Executive Vice President and Tampa Bay Area President and Chief Executive Officer of the Bank. His arrival at the Company was announced on January 25, 2016. Previously, Mr. Bryant was the President and CEO of Bay Cities Bank in Tampa, Florida from 2000 until its sale to Centennial Bank in October 2015. While at Bay Cities, Mr. Bryant was a member of the bank’s loan committee, compensation committee, audit committee, and ALCO committee. Mr. Bryant also served as the President of Florida Business BancGroup, the parent company of Bay Cities Bank. From 2005 to 2015, Mr. Bryant served as a Director of the Independent Banker’s Bank (Lake Mary, FL), a correspondent bank serving over 100 banks in Florida and South Georgia. While at IBB, Mr. Bryant served on the loan and executive committees. Prior to Bay Cities Bank, Mr. Bryant worked in various management capacities with GE Capital and SouthTrust Bank. Mr. Bryant served as Chair of the Florida Banker’s Association in 2012, and is active in the CEO Council of Tampa Bay and the Greater Tampa Chamber of Commerce.

Andrew N. Kattos (47) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves on the Advisory Board for the Junior League as a Board Member and Finance Committee Member for the Huntsville Hospital Foundation.

William Bibb Lamar, Jr. (72) – Mr. Lamar has served as the Mobile Regional Chief Executive Officer of the bank since March 2013. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from the University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 16 years and was formerly President of the Alabama Bankers Association.

Rex D. McKinney (54) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Past President of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation, Vice President of the Pensacola Country Club Board of Directors and also a Board Member of the Florida Bankers Association.

B. Harrison Morris, III (40) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Thomas G. Trouche (52) – Mr. Trouche has served as Executive Vice President and Charleston President and Chief Executive Officer of the Bank since December 2014. Prior to joining the Company, Mr. Trouche served in various roles with First Citizens Bank for over 13 years, most recently as their Coastal Division Executive. Mr. Trouche currently serves on the Board of Directors for the American Red Cross, and previously served as Chairman of the Board for Mason Preparatory School in Charleston. Mr. Trouche received his Bachelor of Arts degree in History from the College of Charleston.

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

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. An increase in interest rates could increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions, including a return of recessionary conditions, and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have opened new offices and operations in five primary markets (Mobile, Alabama, Atlanta, Georgia, Nashville, Tennessee, Charleston, South Carolina and Tampa Bay, Florida) in the past four years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

As of December 31, 2016, 51.7% of our loan portfolio was composed of commercial and consumer real estate loans, of which 67.3% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2016, our 10 largest borrowing relationships totaled over $212 million in commitments (including unfunded commitments), or approximately 4% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of sustained economic weakness, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2016 was $51.9 million, or 1.06% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loans in excess of $2.0 million with some sample loans below this amount are reviewed by our centralized credit administration department in Birmingham. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of an aggregate of 3,750,000 shares of our common stock at $15.167 per share, or $56,874,000, exclusive of underwriting discounts, in our initial public offering completed May 19, 2014; and
•	the sale of $34,750,000 in 5% subordinated notes due July 15, 2025 to accredited investor purchasers in July 2015.

After giving effect to these transactions, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. Our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets, a loss of confidence in financial institutions generally, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing. If capital is not available on favorable terms when we need it, we will either have to issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. Many of these competitors have substantially greater financial resources, larger lending limits, larger branch networks and less regulatory oversight than we do, and are able to offer a broader range of products and services than we can. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service areas.

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

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets. Therefore, our success will depend on the general economic conditions in these areas, and more particularly in Birmingham, Huntsville, Dothan, Montgomery and Mobile, Alabama, Pensacola and Tampa Bay, Florida, Atlanta, Georgia, Charleston, South Carolina and Nashville, Tennessee, which we cannot predict with certainty. Unlike with many of our larger competitors, the majority of our borrowers are commercial firms, professionals and affluent consumers located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in such markets than those of larger, more geographically diverse competitors. Our entry into Pensacola and Tampa Bay, Florida, Mobile, Alabama and Charleston, South Carolina increased our exposure to potential losses associated with hurricanes and similar natural disasters that are more common in coastal areas than in our other markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects any of the markets in which we operate, including existing or prospective property or borrowers in such markets may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, human error or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2016, we held $4.9 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2016, meaning that our net interest income and economic value of equity would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects. The continuation of the current low interest rate environment or a deflationary environment with the possibility of negative interest rates could affect consumer and business behavior in ways that are adverse to us and could affect our ability to increase net interest income.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 84% of the bank’s liabilities as of December 31, 2016 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 77% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2016, the fair value of our investment securities portfolio was approximately $485.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As a bank holding company, we are subject to federal regulation under the BHC Act, as amended, and the examination and reporting requirements of various federal and state agencies including the Federal Reserve, the FDIC and the Alabama Banking Department. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Changes in laws, government regulation, monetary policy or accounting standards may have a material adverse effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the United States Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, accounting standards or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Changes in accounting standards could materially impact, potentially even retroactively, how we report our financial condition and results of our operations. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

A reduction in future corporate tax rates could have a material impact on the value of our deferred tax assets.

The effects of future changes in tax laws or rates are not anticipated in the determination of the value of our net deferred tax assets. Changes in tax rates, such as those proposed by President Trump that, among other things, would lower the federal corporate tax rate from its current 35%, would decrease the amount of our net deferred tax assets, though uncertainty regarding the timing and magnitude of any reduction make it difficult to predict the overall impact on the Company of such a decrease. If a reduction in the federal tax rate occurs, we likely would recognize an income tax expense to reduce the deferred tax asset, which could adversely impact the price of our common stock.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Alabama Banking Department periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, compliance with various regulations or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company or the Bank, could adversely affect us or the financial services industry in general.

The Company has been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of our management’s efforts, which could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations.

The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The Company may still incur legal costs for a matter even if it has not established a reserve. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could adversely affect our financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The rights of our common stockholders are subordinate to the rights of the holders of any preferred or any debt securities that we may issue.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2016, our bank could pay approximately $189.1 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2016, we operated through 19 banking offices. Our Shades Creek Parkway office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, MSA, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
850 Shades Creek Parkway, Suite 200 (1)	Birmingham	35209	Leased	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
100 St. Joseph Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
Total		2 Offices

Total Offices in Alabama		11 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Baylen Street, Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
		2 Offices
Tampa-St. Petersburg-Clearwater:
2009 Osprey Lane	Tampa	33549	Leased	1/4/2016
Total		1 Office

Total Offices in Florida		3 Offices

Georgia:
Atlanta-Sandy Springs-Roswell
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
2454 Kennesaw Due West Road	Kennesaw	30152	Owned	12/12/2011
Total		3 Offices

South Carolina:
Charleston-North Charleston
1156 Bowman Road, Suite 200	Mount Pleasant	29464	Leased	4/20/2015

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013

Total offices		19 Offices

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 23, 2017, there were 602 holders of record of our common stock. As of the close of business on February 23, 2017, the price of our common stock was $42.61 per share. All share and per share data in this Annual Report on Form 10-K is adjusted to reflect our two-for-one stock split in the form of a stock dividend effective on December 20, 2016 for stockholders of record on December 5, 2016.

The following table sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter of 2016 and 2015.

	Year Ended December 31,
	2016			2015
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
First quarter	$23.39	$17.06	$0.04	$16.50	$14.94	$0.03
Second quarter	26.36	21.66	0.04	19.00	16.20	0.03
Third quarter	26.79	23.46	0.04	21.58	12.39	0.03
Fourth quarter	38.65	25.00	0.04	24.94	18.97	0.03
			$0.16			$0.12

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2016 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any.

Plan Category	Number of Securities Issued/To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,026,334	$9.00	3,947,020
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	2,026,334	$9.00	3,947,020

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

We have granted 483,176 shares (post-stock split) of restricted stock under the 2009 Amended and Restated Stock Incentive Plan. These shares generally vest between three and five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios,” “Core Performance Ratios,” “Asset Quality Ratios,” “Liquidity Ratios,” “Capital Adequacy Ratios” and “Growth Ratios,” the selected historical consolidated financial data as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$6,370,448	$5,095,509	$4,098,679	$3,520,699	$2,906,314
Total Loans	4,911,770	4,216,375	3,359,858	2,858,868	2,363,182
Loans, net	4,859,877	4,172,956	3,324,229	2,828,205	2,336,924
Securities available for sale	422,375	342,938	298,310	265,728	233,877
Securities held to maturity	62,564	27,426	29,355	32,274	25,967
Cash and due from banks	56,855	46,614	48,519	61,370	58,031
Interest-bearing balances with banks	566,707	270,836	248,054	188,411	119,423
Fed funds sold	160,435	34,785	891	8,634	3,291
Mortgage loans held for sale	4,675	8,249	5,984	8,134	25,826
Restricted equity securities	1,024	4,954	3,921	4,230	3,941
Premises and equipment, net	40,314	19,434	7,815	8,351	8,847
Deposits	5,420,311	4,223,888	3,398,160	3,019,642	2,511,572
Federal funds purchased	355,944	352,360	264,315	174,380	117,065
Other borrowings	55,262	55,637	19,973	19,940	19,917
Subordinated debentures	-	-	-	-	15,050
Other liabilities	16,042	14,477	9,018	9,545	9,453
Stockholders' Equity	522,889	449,147	407,213	297,192	233,257
Selected Income Statement Data:
Interest income	$212,902	$179,975	$144,725	$126,081	$109,023
Interest expense	25,805	17,704	14,119	13,619	14,901
Net interest income	187,097	162,271	130,606	112,462	94,122
Provision for loan losses	13,398	12,847	10,259	13,008	9,100
Net interest income after provision for loan losses	173,699	149,424	120,347	99,454	85,022
Noninterest income	18,112	13,963	11,229	10,010	9,643
Noninterest expense	80,993	74,382	57,598	47,489	43,100
Income before income taxes	110,818	89,005	73,978	61,975	51,565
Income tax expense	29,339	25,465	21,601	20,358	17,120
Net income	81,479	63,540	52,377	41,617	34,445
Net income available to common stockholders	81,432	63,260	51,946	41,201	34,045
Per Common Share Data:
Net income, basic	$1.55	$1.23	$1.09	$1.00	$0.95
Net income, diluted	1.52	1.20	1.05	0.95	0.82
Book value	9.93	8.65	7.40	5.83	5.14
Weighted average shares outstanding:
Basic	52,450,896	51,426,466	47,710,002	41,214,426	35,978,622
Diluted	53,608,372	52,885,108	49,636,442	43,612,050	41,650,512
Actual shares outstanding	52,636,896	51,945,396	49,603,036	44,100,072	37,612,872
Selected Performance Ratios:
Return on average assets	1.42%	1.38%	1.39%	1.32%	1.31%
Return on average stockholders' equity	16.64%	14.56%	14.43%	15.70%	15.99%
Dividend payout ratio	10.53%	10.04%	9.57%	8.79%	10.02%
Net interest margin (1)	3.42%	3.75%	3.68%	3.80%	3.80%
Efficiency ratio (2)	39.47%	42.21%	40.61%	38.78%	41.54%
Core Performance Data (3)
Core net income available to common stockholders		$65,027	$53,558
Core earnings per share, basic		1.27	1.12
Core earnings per share, diluted		1.23	1.08
Core return on average assets		1.42%	1.43%
Core return on average stockholders'
equity		14.96%	14.88%
Core return on average common stockholders' equity		15.73%	16.74%
Core efficiency ratio		40.73%	38.86%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.11%	0.13%	0.17%	0.33%	0.24%
Non-performing loans to totals loans	0.34%	0.18%	0.30%	0.34%	0.44%
Non-performing assets to total assets	0.34%	0.26%	0.41%	0.64%	0.69%
Allowance for loan losses to total gross loans	1.06%	1.03%	1.06%	1.07%	1.11%
Allowance for loan losses to total non-performing loans	307.30%	559.02%	354.52%	314.94%	253.50%
Liquidity Ratios:
Net loans to total deposits	89.66%	98.79%	97.82%	93.66%	93.05%
Net average loans to average earning assets	80.44%	86.24%	83.94%	84.65%	79.82%
Noninterest-bearing deposits to total deposits	23.64%	24.94%	23.85%	21.54%	21.71%
Capital Adequacy Ratios:
Stockholders' equity to total assets	8.21%	8.81%	9.94%	8.44%	8.03%
CET1 capital (4)	9.78%	9.72%	NA	NA	NA
Tier 1 capital (5)	9.78%	9.73%	11.75%	10.00%	9.89%
Total capital (6)	11.84%	11.95%	13.38%	11.73%	11.78%
Leverage ratio (7)	8.22%	8.55%	9.91%	8.48%	8.43%
Growth Ratios:
Percentage change in net income	28.23%	21.31%	25.85%	20.82%	46.96%
Percentage change in diluted net income per share	26.67%	14.35%	10.00%	14.46%	40.68%
Percentage change in assets	25.02%	24.32%	16.42%	21.14%	18.11%
Percentage change in net loans	16.46%	25.53%	17.54%	21.02%	29.20%
Percentage change in deposits	28.32%	24.30%	12.54%	20.23%	17.15%
Percentage change in equity	16.41%	10.30%	37.02%	27.41%	18.83%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) Core metrics for 2015 exclude a non-routine expense related to our acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the Bank, and a non-routine expense resulting from the initial funding of reserves for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank's Interagency Policy Statement SR 06-17. Core metrics for 2014 exclude a non-routine expense related to the correction of our accounting for vested stock options granted to our advisory board members in our Huntsville, Montgomery and Dothan, Alabama markets, and non-routine expense related to the acceleration of vesting of stock options previously granted to our advisory board members in our Mobile, Alabama and Pensacola, Florida markets. For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures." None of the other periods included in our selected consolidated financial information are affected by such non-routine expenses.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

We recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the bank, and recorded an expense of $500,000 resulting from the initial funding of reserves for unfunded loan commitments for the first quarter of 2015, consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. We recorded a non-routine expense of $0.7 million for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded a non-routine expense of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. The non-GAAP financial measures included in this annual report on Form 10-K results for the year ended December 31, 2016 are “core net income available to common stockholders,” “core earnings per share, basic,” “core earnings per share, diluted,” “core return on average assets,” “core return on average stockholders’ equity,” “core return on average common stockholders’ equity” and “core efficiency ratio.” Each of these seven core financial measures excludes the impact of the non-routine expense attributable to the correction of our accounting for stock options, the acceleration of vesting of stock options, expenses related to the acquisition of Metro and the initial funding of reserves for unfunded loan commitments. None of the other periods included in our selected financial data are affected by this correction and acceleration of vesting.

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

38

	2015	2014
Provision for income taxes - GAAP	$25,465	$21,601
Adjustments:
Adjustment for non-routine expense	829	865
Core income tax expense - non-GAAP	$26,294	$22,466
Net income available to common stockholders - GAAP	$63,260	$51,946
Adjustments:
Adjustment for non-routine expense	1,767	1,612
Core net income available to common stockholders - non-GAAP	$65,027	$53,558
Earnings per share, basic - GAAP	$2.46	$2.18
Weighted average shares outstanding, basic	51,426,466	47,710,002
Core earnings per share, basic - non-GAAP	$1.27	$1.13
Earnings per share, diluted - GAAP	$1.20	$1.05
Weighted average shares outstanding, diluted	52,885,108	49,636,442
Core earnings per share, diluted - non-GAAP	$1.23	$1.08
Return on average assets - GAAP	1.38%	1.39%
Net income - GAAP	$63,540	$52,377
Adjustments:
Adjustment for non-routine expense	1,767	1,612
Core net income - non-GAAP	65,307	53,989
Average assets	$4,591,861	$3,758,184
Core return on average assets - non-GAAP	1.42%	1.44%
Return on average stockholders' equity - GAAP	14.56%	14.43%
Average stockholders' equity	$436,544	$359,963
Core return on average stockholders' equity - non-GAAP	14.96%	15.00%
Return on average common stockholders' equity	15.30%	16.23%
Average common stockholders' equity	$413,445	$320,005
Core return on average common stockholders' equity - non-GAAP	15.73%	16.74%
Efficiency ratio - GAAP	42.21%	40.61%
Non-interest expense - GAAP	$74,382	$57,598
Adjustments:
Adjustment for non-routine expense	2,596	2,477
Core non-interest expense - non-GAAP	71,786	55,121
Net interest income	162,271	130,606
Non-interest income	13,963	11,229
Total net interest income and non-interest income	$176,234	$141,835
Core efficiency ratio - non-GAAP	40.73%	38.86%

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

Overview

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 19 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile and Houston Counties in Alabama, Escambia and Hillsborough Counties in Florida, Cobb and Douglas County in Georgia, Charleston County in South Carolina and Davidson County in Tennessee. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, the Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida MSAs, the Atlanta-Sandy Springs-Roswell, Georgia MSA, the Charleston-North Charleston, South Carolina MSA and the Nashville-Davidson-Murfreesboro-Franklin, Tennessee MSA. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

The Company has recorded $13.6 million of goodwill in connection with the acquisition of Metro Bancshares, Inc. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

Results of Operations

Net Income

Net income available to common stockholders was $81.4 million for the year ended December 31, 2016, compared to $63.3 million for the year ended December 31, 2015. This increase in net income is primarily attributable to an increase in net interest income, which increased $24.8 million, or 15.3%, to $187.1 million in 2016 from $162.3 million in 2015. Noninterest income increased $4.5 million, or 33.1%, to $18.1 million in 2016 from $13.6 million in 2015. Noninterest expense increased by $7.0 million, or 9.5%, to $81.0 million in 2016 from $74.0 million in 2015. Basic and diluted net income per common share were $1.55 and $1.52, respectively, for the year ended December 31, 2016, compared to $1.23 and $1.20, respectively, for the year ended December 31, 2015. Return on average assets was 1.42% in 2016, compared to 1.38% in 2015, and return on average stockholders’ equity was 16.64% in 2016, compared to 14.56% in 2015.

Net income available to common stockholders for the year ended December 31, 2015 was $63.3 million, compared to $51.9 million for the year ended December 31, 2014. This increase in net income is primarily attributable to an increase in net interest income, which increased $31.7 million, or 24.3%, to $162.3 million in 2015 from $130.6 million in 2014. Noninterest income increased $2.6 million, or 23.6%, to $13.6 million in 2015 from $11.0 million in 2014. Noninterest expense increased by $16.7 million, or 29.1%, to $74.0 million in 2015 from $57.3 million in 2014. Basic and diluted net income per common share were $1.23 and $1.20, respectively, for the year ended December 31, 2015, compared to $1.09 and $1.05, respectively, for the year ended December 31, 2014. Return on average assets was 1.38% in 2015, compared to 1.39% in 2014, and return on average stockholders’ equity was 14.56% in 2015, compared to 14.43% in 2014.

The following table presents some ratios of our results of operations for the years ended December 31, 2016, 2015 and 2014.

	For the years ended December 31,
	2016	2015	2014
Return on average assets	1.42%	1.38%	1.39%
Return on average stockholders' equity	16.64%	14.56%	14.43%
Dividend payout ratio	10.53%	10.04%	9.57%
Average stockholders' equity to average total assets	8.52%	9.51%	9.58%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2016 compared to 2015, and for the years ended December 31, 2015 compared to 2014, respectively.

	Year Ended December 31,
	2016	2015	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$212,902	$179,975	18.30%
Interest expense	25,805	17,704	45.76%
Net interest income	187,097	162,271	15.30%
Provision for loan losses	13,398	12,847	4.29%
Net interest income after provision for loan losses	173,699	149,424	16.25%
Noninterest income	18,112	13,577	33.40%
Noninterest expense	80,993	73,996	9.46%
Income before income taxes	110,818	89,005	24.51%
Income taxes	29,339	25,465	15.21%
Net income	81,479	63,540	28.23%
Dividends on preferred stock	47	280	(83.21)%
Net income available to common stockholders	$81,432	$63,260	28.73%

	Year Ended December 31,
	2015	2014	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$179,975	$144,725	24.36%
Interest expense	17,704	14,119	25.39%
Net interest income	162,271	130,606	24.24%
Provision for loan losses	12,847	10,259	25.23%
Net interest income after provision for loan losses	149,424	120,347	24.16%
Noninterest income	13,577	11,492	18.14%
Noninterest expense	73,996	57,335	29.06%
Income before income taxes	89,005	73,978	20.31%
Income taxes	25,465	21,601	17.89%
Net income	63,540	52,377	21.31%
Dividends on preferred stock	280	431	(35.03)%
Net income available to common stockholders	$63,260	$51,946	21.78%

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

Net interest income increased $24.8 million, or 15.3%, to $187.1 million for the year ended December 31, 2016 from $162.3 million for the year ended December 31, 2015. This was due to an increase in total interest income of $32.9 million, or 18.3%, partially offset by an increase in total interest expense of $8.1 million, or 45.8%. The increase in total interest income was primarily attributable to a 17.3% increase in average loans outstanding from 2015 to 2016, which was the result of growth in all of our markets, including in Nashville, Tennessee, Charleston, South Carolina and Tampa Bay, Florida, our newest markets.

Net interest income increased $31.7 million, or 24.3%, to $162.3 million for the year ended December 31, 2015 from $130.6 million for the year ended December 31, 2014. This was due to an increase in total interest income of $35.3 million, or 24.4%, partially offset by an increase in total interest expense of $3.6 million, or 25.4%. The increase in total interest income was primarily attributable to a 25.2% increase in average loans outstanding from 2014 to 2015, which was the result of growth in all of our markets.

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

The following table shows, for the years ended December 31, 2016, 2015 and 2014, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2016			2015			2014
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income:
Taxable (1)	$4,467,713	$199,598	4.47%	$3,815,202	$170,723	4.47%	$3,042,968	$135,487	4.45%
Tax-exempt (2)	18,749	911	4.86	9,905	496	5.01	13,176	527	4.00
Total loans, net of unearned income	4,486,462	200,509	4.47	3,825,107	171,219	4.48	3,056,144	136,014	4.45
Mortgage loans held for sale	6,600	253	3.83	7,912	237	3.00	5,704	210	3.68
Debt securities:
Taxable	237,699	5,343	2.25	193,803	4,332	2.24	186,376	4,464	2.40
Tax-exempt (2)	135,929	5,035	3.70	136,305	5,448	4.00	125,269	5,329	4.25
Total debt securities (3)	373,628	10,378	2.78	330,108	9,780	2.96	311,645	9,793	3.14
Federal funds sold	163,356	1,007	0.62	31,014	128	0.41	55,680	159	0.29
Restricted equity securities	4,827	218	4.52	4,798	183	3.81	4,002	131	3.27
Interest-bearing balances with banks	490,301	2,571	0.52	189,361	530	0.28	167,782	416	0.25
Total interest-earning assets	$5,525,174	$214,936	3.89%	$4,388,300	$182,077	4.15%	$3,600,957	$146,723	4.07%
Non-interest-earning assets:
Cash and due from banks	60,321			60,778			57,894
Net premises and equipment	24,937			17,206			8,430
Allowance for loan losses, accrued interest and other assets	135,251			125,577			90,903
Total assets	$5,745,683			$4,591,861			$3,758,184

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$697,109	$2,526	0.36%	$584,756	$1,656	0.28%	$489,210	$1,294	0.26%
Savings	44,521	137	0.31	37,683	109	0.29	26,480	75	0.28
Money market	2,308,065	12,379	0.54	1,786,045	8,302	0.46	1,523,120	6,775	0.44
Time deposits	513,183	5,127	1.00	478,819	4,828	1.01	401,182	4,276	1.07
Total interest-bearing deposits	3,562,878	20,169	0.57	2,887,303	14,895	0.52	2,439,992	12,420	0.51
Federal funds purchased	433,743	2,766	0.64	272,031	860	0.32	202,690	567	0.28
Other borrowings	55,468	2,870	5.17	37,272	1,948	5.23	19,957	1,132	5.67
Total interest-bearing liabilities	$4,052,089	$25,805	0.64%	$3,196,606	$17,703	0.55%	$2,662,639	$14,119	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing checking	1,190,372			944,019			723,338
Other liabilities	13,582			14,692			12,244
Stockholders' equity	485,543			432,064			355,060
Unrealized gains on securities and derivatives	4,097			4,480			4,903
Total liabilities and stockholders' equity	$5,745,683			$4,591,861			$3,758,184
Net interest income		$189,131			$164,374			$132,604
Net interest spread			3.25%			3.60%			3.54%
Net interest margin			3.42%			3.75%			3.68%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $2,273,000, $1,384,000 and $1,025,000 are included in interest income in 2016, 2015 and 2014, respectively.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(3)	Net unrealized gains of $6,301,000, $6,679,000 and $7,545,000 are excluded from the yield calculation in 2016, 2015 and 2014, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2016 Compared to 2015 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2015 Compared to 2014 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$29,151	$(276)	$28,875	$34,553	$683	$35,236
Tax-exempt	430	(15)	415	(147)	116	(31)
Total loans, net of unearned income	29,581	(291)	29,290	34,406	799	35,205
Mortgage loans held for sale	(43)	59	16	71	(44)	27
Debt securities:
Taxable	988	24	1,012	174	(306)	(132)
Tax-exempt	(15)	(398)	(413)	452	(333)	119
Total debt securities	973	(374)	599	626	(639)	(13)
Federal funds sold	788	91	879	(86)	55	(31)
Equity securities	1	34	35	28	24	52
Interest-bearing balances with banks	1,317	724	2,041	56	58	114
Total interest-earning assets	32,617	243	32,860	35,101	253	35,354

Interest-bearing liabilities:
Interest-bearing demand deposits	354	516	870	266	96	362
Savings	21	7	28	32	2	34
Money market	2,671	1,406	4,077	1,211	316	1,527
Time deposits	343	(44)	299	793	(241)	552
Total interest-bearing deposits	3,389	1,885	5,274	2,302	173	2,475
Federal funds purchased	703	1,203	1,906	212	81	293
Other borrowed funds	941	(19)	922	911	(95)	816
Total interest-bearing	-	-	-	-	-	-
liabilities	5,033	3,069	8,102	3,425	159	3,584
Increase in net interest income	$27,584	$(2,826)	$24,758	$31,676	$94	$31,770

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

From 2015 to 2016, we experienced an unfavorable variance relating to the interest rate component because average yields on loans decreased by one basis point, while average rates paid on interest-bearing deposits increased by nine basis points. From 2014 to 2015, we experienced a favorable variance relating to the interest rate component because average yields on loans increased more than average rates paid on interest-bearing deposits. Our growth in loans was the primary driver of our favorable volume component change and overall change in both 2016 and 2015.

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

Our net interest spread and net interest margin were 3.25% and 3.42%, respectively, for the year ended December 31, 2016, compared to 3.60% and 3.75%, respectively, for the year ended December 31, 2015. The decrease in net interest spread and net interest margin in 2016 resulted from the maintenance of higher levels of liquidity. Our average interest-earning assets for the year ended December 31, 2016 increased $1.1 billion, or 25.9%, to $5.5 billion from $4.4 billion for the year ended December 31, 2015. This increase in our average interest-earning assets was due to continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $855.5 million, or 26.8%, to $4.1 billion for the year ended December 31, 2016 from $3.2 billion for the year ended December 31, 2015. All of our markets had an increase in total deposits during 2016. The ratio of our average interest-earning assets to average interest-bearing liabilities was 136.4% and 137.3% for the years ended December 31, 2016 and 2015, respectively, as average noninterest-bearing deposits grew by $246.4 million, or 26.1%, from 2015 to 2016.

Our average interest-earning assets produced a taxable equivalent yield of 3.89% for the year ended December 31, 2016, compared to 4.15% for the year ended December 31, 2015. The average rate paid on interest-bearing liabilities was 0.64% for the year ended December 31, 2016, compared to 0.55% for the year ended December 31, 2015.

Our net interest spread and net interest margin were 3.60% and 3.75%, respectively, for the year ended December 31, 2015, compared to 3.54% and 3.68%, respectively, for the year ended December 31, 2014. Our average interest-earning assets for the year ended December 31, 2015 increased $787.3 million, or 21.9%, to $4.4 billion from $3.6 billion for the year ended December 31, 2014. This increase in our average interest-earning assets was attributable to the Metro acquisition, which included $182.4 million in earnings assets as of the closing date on January 31, 2015, continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $534.0 million, or 20.1%, to $3.2 billion for the year ended December 31, 2015 from $2.7 billion for the year ended December 31, 2014. This increase in our average interest-bearing liabilities was primarily due to an increase in interest-bearing deposits in all our markets. The ratio of our average interest-earning assets to average interest-bearing liabilities was 137.3% and 135.2% for the years ended December 31, 2015 and 2014, respectively, as average noninterest-bearing deposits grew by $220.7 million, or 30.5%, from 2014 to 2015.

Our average interest-earning assets produced a taxable equivalent yield of 4.15% for the year ended December 31, 2015, compared to 4.07% for the year ended December 31, 2014. The average rate paid on interest-bearing liabilities was 0.55% for the year ended December 31, 2015, compared to 0.53% for the year ended December 31, 2014.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the ALLL at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2016, total loans rated Special Mention, Substandard, and Doubtful were $128.8 million, or 2.6% of total loans, compared to $117.0 million, or 2.8% of total loans, at December 31, 2015. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses as a percentage of loans was diluted in 2015 by the acquisition of $149 million of loans of Metro Bank which were recorded at net fair value.

The provision expense for loan losses was $13.4 million for the year ended December 31, 2016, an increase of $0.6 million from $12.8 million in 2015. This increase in provision expense for loan losses for 2016 is primarily attributable to loan growth. Also, nonperforming loans increased to $16.9 million, or 0.34% of total loans, at December 31, 2016 from $7.8 million, or 0.18% of total loans, at December 31, 2015. During 2016, we had net charged-off loans totaling $4.9 million, compared to net charged-off loans of $5.1 million for 2015. The ratio of net charged-off loans to average loans was 0.11% for 2016 compared to 0.13% for 2015. The ALLL totaled $51.9 million, or 1.06% of loans, net of unearned income, at December 31, 2016, compared to $43.4 million, or 1.03% of loans, net of unearned income, at December 31, 2015.

The provision expense for loan losses was $12.8 million for the year ended December 31, 2015, an increase of $2.5 million from $10.3 million in 2014. This increase in provision expense for loan losses for 2015 is primarily attributable to loan growth. Also, nonperforming loans decreased to $7.8 million, or 0.18% of total loans, at December 31, 2015 from $10.1 million, or 0.30% of total loans, at December 31, 2014. During 2015, we had net charged-off loans totaling $5.1 million, compared to net charged-off loans of $5.3 million for 2014. The ratio of net charged-off loans to average loans was 0.13% for 2015 compared to 0.17% for 2014. The allowance for loan losses totaled $43.4 million, or 1.03% of loans, net of unearned income, at December 31, 2015, compared to $35.6 million, or 1.06% of loans, net of unearned income, at December 31, 2014.

Noninterest Income

Noninterest income increased $4.5 million, or 33.1%, to $18.1 million in 2016 from $13.6 million in 2015. Service charges on deposit accounts increased $0.3 million, or 5.9%, to $5.4 million in 2016 compared to 2015 due to increases in the number of accounts. Mortgage banking income increased $1.0 million, or 37.0%, to $3.7 million in 2016 compared to 2015 due to a 10% increase in the number of loans originated and improved operations, translating to an increase in net gains on sales. The cash surrender value of bank-owned life insurance contracts increased $0.2 million, or 7.7%, to $2.8 million in 2016 compared to 2015 which is the result of additional investment of $20.0 million in such contracts during 2016. Interchange income and other credit card revenue increased $1.1 million, or 52.4%, to $3.2 million in 2016 compared to 2015. A gain on sale of fixed assets of $1.4 million was recognized during 2016. Excluding this gain, other operating income increased $0.5 million, or 45.5%, to $1.1 million in 2016 compared to 2015.

Noninterest income increased $2.6 million, or 23.6%, to $13.6 million in 2015 from $11.0 million in 2014. Service charges on deposit accounts increased $0.8 million, or 18.6%, to $5.1 million in 2015 compared to 2014 due to increases in the number of accounts resulting from organic growth and the acquisition of Metro Bancshares, Inc. in February 2015. The cash surrender value of bank-owned life insurance contracts increased $0.3 million, or 15.0%, to $2.6 million in 2015 compared to 2014 which is the result of additional investment of $15.0 million in such contracts in September 2014 and $2.7 million in contracts from the acquisition of Metro. Other operating income increased $0.9 million, or 34.5%, to $3.5 million in 2015 compared to 2014 due to loan growth. Mortgage banking income increased $0.6 million, or 31.0%, to $2.7 million in 2015 compared to 2014. The number of mortgages closed and sold increased by 21% from 2014 to 2015.

Noninterest Expense

Noninterest expenses increased $7.0 million, or 9.5%, to $81.0 million for the year ended December 31, 2016 from $74.0 million for the year ended December 31, 2015. Higher salary and employee benefits expenses, equipment and occupancy expenses and professional services expenses drove this increase in total noninterest expense. Salary and employee benefits expenses increased $5.1 million, or 13.1%, to $44.0 million in 2016 compared to 2015. We had 412 full-time equivalent employees at December 31, 2016 compared to 371 at December 31, 2015, a 11.1% increase. Staffing the new Tampa Bay, Florida office and new hires in operations staffing in our Birmingham headquarters drove this increase in the number of employees during 2016. Equipment and occupancy expense increased $1.6 million, or 25.0%, to $8.0 million in 2016 compared to $6.4 million in 2015. This increase is the fully phased in expenses associated with the addition of our new office in the Cobb Galleria area of Atlanta and our relocation to larger offices in our newer markets of Nashville and Charleston during 2015, accelerating depreciation of leasehold improvements in anticipation of our move to our new headquarters building being constructed in Birmingham, and our new office in Tampa, Florida. Professional services expense increased $1.4 million, or 53.8%, to $4.0 million in 2016 compared to 2015. Most of this increase is the result of legal accruals for pending litigation in which we are defendants, which amounted to $1.1 million in 2016. FDIC assessments were up $0.7 million, or 25.9%, to $3.4 million in 2016 from $2.7 million in 2015, a result of increases in total assets, which is the major component of our assessment base, and higher assessment rates implemented by the FDIC starting with the second quarter of 2016 assessment. Expenses on other real estate owned decreased $0.4 million, or 33.3%, to $0.8 million in 2016 compared to 2015, a result of fewer properties owned during 2016. Other operating expenses increased $0.8 million, or 4.0%, to $20.9 million in 2016 compared to 2015. Higher data processing and loan expenses were the result of our organic growth and expansion into the Tampa, Florida region. Higher service charges from the Federal Reserve Bank of Atlanta were the result of increased processing of transactions by us for our correspondent banking clients. Changes in other operating expenses from 2015 to 2016 are detailed in Note 17, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Noninterest expenses increased $16.7 million, or 29.1%, to $74.0 million for the year ended December 31, 2015 from $57.3 million for the year ended December 31, 2014. This increase is largely attributable to increased salary and employee benefits expense and the write-down of investments in tax credit partnerships. Increases in salary and benefit expenses occurred as a result of Metro employees coming over in February 2015, staff additions related to our expansion into other new markets, increased incentive pay and general merit increases, offset by non-routine expenses in 2014 associated with the correction of accounting for vested stock options and acceleration of vesting of stock options previously granted to members of our advisory boards in our markets as explained further below. We had 371 full-time equivalent employees at December 31, 2015 compared to 298 at December 31, 2014, a 24.5% increase. The increase in number of employees is the result of Metro employees coming over, our continued expansion into new markets, additional sales and sales support staff in our existing regional markets and added support staff in our headquarters in Birmingham. Equipment and occupancy expense increased $0.8 million, or 15.2%, to $6.4 million in 2015 compared to $5.5 million in 2014. This increase is the result of the addition of the Metro Bank offices, our new office in the Cobb Galleria area of Atlanta and our relocation to larger offices in our newer markets of Nashville and Charleston. FDIC assessments were up $0.6 million, or 27.0%, to $2.7 million in 2015 from $2.1 million in 2014, mostly a result of increases in total assets, which is the major component of our assessment base. We incurred $2.1 million in expenses related to our acquisition and merger of Metro during 2015. Other operating expenses increased $5.5 million, or 36.8%, to $20.5 million in 2015 compared to $15.0 million in 2014. Write-downs and losses of our investments in tax credit partnerships were $4.1 million in 2015 in connection with tax credits recognized during the year. This compared to write-downs and losses in 2014 of $2.8 million. Tax credits increased by $2.0 million in 2015 compared to 2014, which is reflected in a lower effective tax rate for 2015. Changes in other operating expenses from 2014 to 2015 are detailed in Note 17, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $29.3 million for the year ended December 31, 2016 compared to $25.5 million in 2015 and $21.6 million in 2014. Our effective tax rates for 2016, 2015 and 2014 were 26.47%, 28.61% and 29.20%, respectively. The decrease in the effective tax rate for 2015 and 2016 primarily relates to historic rehabilitation tax credits recognized in those years. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $102.5 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets at December 31, 2016, were $6.4 billion, an increase of $1.3 billion, or 25.5%, over total assets of $5.1 billion at December 31, 2015. Average assets for the year ended December 31, 2016 were $5.7 billion, an increase of $1.1 billion, or 23.9%, over average assets of $4.6 billion for the year ended December 31, 2015. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2016 loans were $4.9 billion, up $0.7 billion, or 16.7%, over year-end 2015 total loans of $4.2 billion.

Total assets at December 31, 2015, were $5.1 billion, an increase of $1.0 billion, or 24.4%, over total assets of $4.1 billion at December 31, 2014. Average assets for the year ended December 31, 2015 were $4.6 billion, an increase of $0.8 billion, or 21.1%, over average assets of $3.8 billion for the year ended December 31, 2014. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2015 loans were $4.2 billion, up $0.8 billion, or 23.5%, over year-end 2014 total loans of $3.4 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2016 were $6.2 billion, or 96.9% of total assets of $6.4 billion. Earning assets at December 31, 2015 were $5.0 billion, or 98.0% of total assets of $5.1 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2016, mortgage-backed securities represented 51% of the investment portfolio, state and municipal securities represented 30% of the investment portfolio, U.S. Treasury and government agencies represented 9% of the investment portfolio, and corporate debt represented 10% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2016, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $485.9 million at December 31, 2016, compared to $365.7 million at December 31, 2015. The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(In Thousands)
Securities Available for Sale
U.S. Treasury and government agencies	$45,998	$44,581	$50,363
Mortgage-backed securities	228,843	135,363	92,439
State and municipal securities	139,504	143,403	132,780
Corporate debt	8,985	14,902	15,821
Total	$423,330	$338,249	$291,403
Securities Held to Maturity
Mortgage-backed securities	$19,164	$21,666	$23,804
State and municipal securities	5,888	5,760	5,551
Corporate debt	37,512	-	-
Total	$62,564	$27,426	$29,355

The following table presents the amortized cost of our securities as of December 31, 2016 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost
	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
At December 31, 2016:
Securities Available for Sale:
U.S. Treasury and government agencies	$2,994	$39,826	$3,178	$-	$45,998
Mortgage-backed securities	28	5,131	34,271	189,413	228,843
State and municipal securities	16,290	112,521	10,693	-	139,504
Corporate debt	8,985	-	-	-	8,985
Total	$28,297	$157,478	$48,142	$189,413	$423,330

Tax-equivalent Yield (1)
U.S. Treasury and government agencies	2.17%	1.92%	1.77%	-%	1.93%
Mortgage-backed securities	5.24	3.41	2.29	2.12	2.17
State and municipal securities	3.63	3.04	3.84	-	3.17
Corporate debt	1.92	-	-	-	1.92
Weighted average yield	2.93%	2.77%	2.60%	2.12%	2.47%

Securities Held to Maturity:
Mortgage-backed securities	$-	$-	$-	$19,164	$19,164
State and municipal securities	-	250	738	4,900	5,888
Corporate debt	-	-	33,512	4,000	37,512
Total	$-	$250	$34,250	$28,064	$62,564

Tax-equivalent Yield (1)
Mortgage-backed securities	-%	-%	-%	2.93%	2.93%
State and municipal securities	-	1.60	4.90	6.01	5.68
Corporate debt	-	-	5.38	5.75	5.42
Weighted average yield	-%	1.60%	5.37%	3.87%	4.68%

(1) Yields are presented on a fully-taxable equivalent basis using a tax rate of 35%.

At December 31, 2016, we had $160.4 million in federal funds sold, compared with $34.8 million at December 31, 2015. At year-end 2016, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $4.9 billion at December 31, 2016. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, and so is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	44%
Huntsville, AL	10%
Dothan, AL	10%
Montgomery, AL	7%
Mobile, AL	6%
Total Alabama Markets	77%
Pensacola, FL	7%
Tampa Bay, FL	1%
Total Florida Markets	8%
Nashville, TN	8%
Atlanta, GA	4%
Charleston, SC	3%

The following table details our loans at December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,982,267	$1,760,479	$1,504,652	$1,285,878	$1,036,618
Real estate - construction	335,085	243,267	208,769	151,868	158,361
Real estate - mortgage:
Owner-occupied commercial	1,171,719	1,014,669	793,917	710,372	568,041
1-4 family mortgage	536,805	444,134	333,455	278,621	235,909
Other mortgage	830,683	698,779	471,363	391,396	323,599
Total real estate - mortgage	2,539,207	2,157,582	1,598,735	1,380,389	1,127,549
Consumer	55,211	55,047	47,702	40,733	40,654
Total Loans	4,911,770	4,216,375	3,359,858	2,858,868	2,363,182
Less: Allowance for loan losses	(51,893)	(43,419)	(35,629)	(30,663)	(26,258)
Net Loans	$4,859,877	$4,172,956	$3,324,229	$2,828,205	$2,336,924

The following table details the percentage composition of our loan portfolio by type at December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012

Commercial, financial and agricultural	40.36%	41.75%	44.78%	44.98%	43.87%
Real estate - construction	6.82	5.77	6.21	5.31	6.70
Real estate - mortgage:
Owner-occupied commercial	23.86	24.07	23.63	24.85	24.04
1-4 family mortgage	10.93	10.53	9.92	9.74	9.98
Other mortgage	16.91	16.57	14.03	13.69	13.69
Total real estate - mortgage	51.70	51.17	47.58	48.28	47.71
Consumer	1.12	1.31	1.43	1.43	1.72
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2016:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$868,229	$946,565	$167,473	$1,982,267
Real estate - construction	153,377	153,488	28,220	335,085
Real estate - mortgage:
Owner-occupied commercial	114,292	752,525	304,902	1,171,719
1-4 family mortgage	104,610	229,754	202,441	536,805
Other mortgage	135,201	543,203	152,279	830,683
Total real estate - mortgage	354,103	1,525,482	659,622	2,539,207
Consumer	28,850	25,358	1,003	55,211
Total Loans	$1,404,559	$2,650,893	$856,318	$4,911,770
Less: Allowance for loan losses				(51,893)
Net Loans				$4,859,877

Interest rate sensitivity:
Fixed interest rates	$340,909	$1,662,103	$457,824	$2,460,836
Floating or adjustable rates	1,063,650	988,790	398,494	2,450,934
Total	$1,404,559	$2,650,893	$856,318	$4,911,770

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for 2016 was 0.11%, compared to 0.13% for 2015.

Analysis of the Allowance for Loan Losses

	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$43,419	$35,629	$30,663	$26,258	$22,030
Charge-offs:
Commercial, financial and agricultural	(3,791)	(3,802)	(2,311)	(1,932)	(1,106)
Real estate - construction	(815)	(667)	(1,267)	(4,829)	(3,088)
Real estate - mortgage:
Owner occupied commercial	(2)	(211)	(36)	(1,100)	(250)
1-4 family mortgage	(269)	(446)	(1,529)	(941)	(311)
Other mortgage	(109)	(447)	(400)	-	(99)
Total real estate mortgage	(380)	(1,104)	(1,965)	(2,041)	(660)
Consumer	(212)	(171)	(228)	(210)	(901)
Total charge-offs	(5,198)	(5,744)	(5,771)	(9,012)	(5,755)
Recoveries:
Commercial, financial and agricultural	49	279	48	66	125
Real estate - construction	76	238	322	296	58
Real estate - mortgage:
Owner occupied commercial	-	-	-	32	-
1-4 family mortgage	114	169	65	4	692
Other mortgage	32	-	9	-	-
Total real estate mortgage	146	169	74	36	692
Consumer	3	1	34	11	8
Total recoveries	274	687	478	409	883

Net charge-offs	(4,924)	(5,057)	(5,293)	(8,603)	(4,872)

Provision for loan losses charged to expense	13,398	12,847	10,259	13,008	9,100

Allowance for loan losses at end of period	$51,893	$43,419	$35,629	$30,663	$26,258

As a percent of year to date average loans:
Net charge-offs	0.11%	0.13%	0.17%	0.33%	0.24%
Provision for loan losses	0.30%	0.34%	0.34%	0.50%	0.45%
Allowance for loan losses as a percentage of:
Year-end loans	1.06%	1.03%	1.06%	1.07%	1.11%
Nonperforming assets	237.23%	329.96%	210.95%	135.70%	130.77%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2016.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2016		2015		2014		2013		2012

		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

	(Dollars in Thousands)
Commercial, financial and agricultural	$28,872	40.36%	$21,495	41.75%	$16,079	44.78%	$13,576	44.98%	$11,061	43.87%
Real estate - construction	5,125	6.82	5,432	5.77	6,395	6.21	6,078	5.31	6,907	6.70
Real estate - mortgage	17,504	51.70	16,061	51.17	12,112	47.58	10,065	48.28	7,964	47.71

Consumer	392	1.12	431	1.31	1,043	1.43	944	1.43	326	1.72
Total	$51,893	100.00%	$43,419	100.00%	$35,629	100.00%	$30,663	100.00%	$26,258	100.00%

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

As of December 31, 2016, we had impaired loans of $45.6 million, an increase of $12.1 million from $33.5 million as of December 31, 2015. We allocated $8.2 million of our allowance for loan losses at December 31, 2016 to these impaired loans compared to $5.7 million at December 31, 2015. We had previous write-downs against impaired loans of $5.7 million at December 31, 2016, compared to $2.9 million at December 31, 2015. The recorded investment in impaired loans at December 31, 2016 is also inclusive of a purchase loan discount associated with the acquisition of Metro Bank totaling $0.2 million. The average recorded balance for 2016 of impaired loans was $45.7 million. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. If further credit deterioration occurs and the criteria for nonaccrual status is met, all interest accrued but not collected is reversed against current interest income. Loans included as impaired and in nonaccrual status totaled $10.6 million at December 31, 2016, an increase of $2.8 million compared to $7.8 million at December 31, 2015. Interest income foregone throughout the year on nonaccrual loans was $516,000, and we recognized $629,000 of interest income on nonaccrual loans for the year ended December 31, 2016, compared to interest income foregone in 2015 of $678,000 and $602,000 of interest income recognized on nonaccrual loans for the year ended December 31, 2015.

Of the $45.6 million of impaired loans reported as of December 31, 2016, $27.9 million were commercial and industrial loans, $13.4 million were real estate mortgage loans, $4.3 million were real estate construction loans and $3,000 were consumer loans. Of the $4.3 million of impaired real estate construction loans, $2.7 million were residential construction loans.

The bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.
•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.
•	We require updated financial information, global inventory aging and interest carry analysis for existing customers to help identify potential future loan payment problems.

•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2016, 2015, 2014, 2013 and 2012:

	2016			2015		2014		2013		2012
			Number		Number		Number		Number		Number
	Balance		of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural		$7,282	13	$1,918	7	$172	4	$1,714	9	$276	2
Real estate - construction		3,268	5	4,000	7	5,049	11	3,749	14	6,460	19
Real estate - mortgage:
Owner-occupied commercial		-	-	-	-	683	2	1,435	3	2,786	3
1-4 family mortgage		74	1	198	2	1,596	3	1,878	3	453	2
Other mortgage		-	-	1,619	5	959	1	243	1	240	1
Total real estate - mortgage		74	1	1,817	7	3,238	6	3,556	7	3,479	6
Consumer		-	-	31	1	666	4	602	4	135	2
Total nonaccrual loans		$10,624	19	$7,766	22	$9,125	25	$9,621	34	$10,350	29

90+ days past due and accruing:
Commercial, financial and agricultural		$10	1	$-	-	$925	1	$-	-	$-	-
Real estate - construction		-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	(1)	6,208	1	-	-	-	-	-	-	-	-
1-4 family mortgage		-	-	-	-	-	-	19	1	-	-
Other mortgage		-	-	-	-	-	-	-	-	-	-
Total real estate - mortgage		6,208	1	-	-	-	-	19	1	-	-
Consumer		45	10	1	1	-	-	96	1	8	4
Total 90+ days past due and accruing		$6,263	12	$1	1	$925	1	$115	2	$8	4
Total nonperforming loans		$16,887	31	$7,767	23	$10,050	26	$9,736	36	$10,358	33
Plus: Other real estate owned and repossessions		4,988	12	5,392	18	6,840	22	12,861	51	9,721	38
Total nonperforming assets		$21,875	43	$13,159	41	$16,890	48	$22,597	87	$20,079	71

Restructured accruing loans:
Commercial, financial and agricultural		$354	1	$6,618	8	$6,632	8	$962	2	$1,168	2
Real estate - construction		-	-	-	-	-	-	217	1	3,213	15
Real estate - mortgage:
Owner-occupied commercial		-	-	-	-	-	-	-	-	3,121	3
1-4 family mortgage		-	-	-	-	-	-	8,225	2	1,709	5
Other mortgage		204	1	253	1	1,663	2	285	1	302	1

Total real estate - mortgage		204	1	253	1	1,663	2	8,510	3	5,132	9
Consumer		-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans		$558	2	$6,871	9	$8,295	10	$9,689	6	$9,513	26
Total nonperforming assets and restructured accruing loans		$22,433	45	$20,030	50	$25,185	58	$32,286	93	$29,592	97

Gross interest income foregone on nonaccrual loans throughout year		$516		$678		$750		$972		$850
Interest income recognized on nonaccrual loans throughout year		$629		$602		$255		$433		$155

Ratios:
Nonperforming loans to total loans		0.34%		0.18%		0.30%		0.34%		0.44%
Nonperforming assets to total loans plus other real estate owned and repossessions		0.44%		0.31%		0.50%		0.85%		0.85%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions		0.46%		0.47%		0.75%		1.12%		1.25%

(1) $6.2 million commercial real estate loan that carries a 70% guarantee from the United States Department of Agriculture (USDA). The loan has paid current as of the date of this report and represents 28% of total nonperforming assets at December 31, 2016.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. As of December 31, 2016, one commercial real estate loan with a balance of $6.2 million, of which 70% is guaranteed by the United States Department of Agriculture, was past due more than 90 days and still accruing interest. This loan, which comprises 28% of total nonperforming assets, has paid current as of the date of this report. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2016, 2015 and 2014:

	Average Deposits
	Average for Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$1,190,372	-%	$944,019	-%	$723,338	-%
Interest-bearing demand deposits	697,109	0.36%	584,756	0.28%	489,210	0.26%
Money market accounts	2,308,065	0.54%	1,786,045	0.46%	1,523,120	0.44%
Savings accounts	44,521	0.31%	37,683	0.29%	26,480	0.28%
Time deposits, $250,000 and under	238,565	0.92%	237,086	0.98%	209,361	1.04%
Time deposits, over $250,000	274,618	1.07%	241,730	1.04%	191,821	1.09%
Total deposits	$4,753,250		$3,831,319		$3,163,330

The following table presents the maturities of our certificates of deposit as of December 31, 2016 and 2015.

At December 31, 2016	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$39,050	$45,136	$84,186
Over three through six months	33,207	38,601	71,808
Over six months through one year	70,802	62,695	133,497
Over one year	150,607	87,725	238,332
Total	$293,666	$234,157	$527,823

At December 31, 2015	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$40,265	$41,128	$81,393
Over three through six months	36,578	45,128	81,706
Over six months through one year	66,098	65,463	131,561
Over one year	122,541	85,242	207,783
Total	$265,482	$236,961	$502,443

Total average deposits for the year ended December 31, 2016 were $4.8 billion, an increase of $1.0 billion, or 24.1%, over total average deposits of $3.8 billion for the year ended December 31, 2015. Average noninterest-bearing deposits increased by $0.3 billion, or 26.1%, from $0.9 billion for the year ended December 31, 2015 to $1.2 billion for the year ended December 31, 2016.

Total average deposits for the year ended December 31, 2015 were $3.8 billion, an increase of $0.6 billion, or 18.8%, over total average deposits of $3.2 billion for the year ended December 31, 2014. Average noninterest-bearing deposits increased by $0.2 billion, or 28.6%, from $0.7 billion for the year ended December 31, 2014 to $0.9 billion for the year ended December 31, 2015.

Borrowed Funds

We had available $378.0 million in unused federal funds lines of credit with regional banks as of December 31, 2016, compared to $180.0 million as of December 31, 2015. The increase was attributable to additional lines of credit initiated with new banks during 2016. These lines are subject to certain restrictions and in some cases collateral requirements.

Federal funds purchased from correspondent banks of $433.7 million, $272.0 million and $202.6 million for 2016, 2015 and 2014, respectively. We paid average interest rates on these funds of 0.64%, 0.32% and 0.28% for the same three years, respectively. The maximum amount outstanding at month-end during 2016 and 2015 was $514.8 million and $352.4 million, respectively.

Stockholders’ Equity

Stockholders’ equity increased $73.8 million during 2016, to $522.9 million at December 31, 2016 from $449.1 million at December 31, 2015. The increase in stockholders’ equity resulted from net income of $81.5 million during the year ended December 31, 2016.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In Thousands)
Commitments to extend credit	$1,667,015	$1,409,425	$1,156,682
Credit card arrangements	100,678	62,462	45,155
Standby letters of credit and financial guarantees	40,991	38,224	33,280
Total	$1,808,684	$1,510,111	$1,235,117

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

Derivatives

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2016 and 2015 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2016, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2016, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.0 billion. Additionally, at such date we had available to us approximately $378.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also may continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2016. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$4,892,488	$4,892,488	$-	$-	$-
Certificates of deposit (2)	527,823	289,491	169,883	66,103	2,346
Federal funds purchased	355,944	355,944	-	-	-
Other borrowings	55,350	-	600	-	54,750
Operating lease commitments	20,510	3,986	6,984	4,442	5,098
Total	$5,852,115	$5,541,909	$177,467	$70,545	$62,194

(1) Excludes interest.

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2016, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2016. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2016.

	Well-Capitalized	Actual at December 31, 2016
CET 1 Capital Ratio	6.50%	10.77%
Tier 1 Capital Ratio	8.00%	10.78%
Total Capital Ratio	10.00%	11.79%
Leverage ratio	5.00%	9.06%

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2016, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2016. Management uses the one-year gap as the appropriate time period for setting strategy.

	Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$2,512,235	$443,125	$1,721,690	$239,395	$4,916,445
Securities	32,055	56,569	306,475	90,864	485,963
Federal funds sold	158,950	-	1,485	-	160,435
Interest bearing balances with banks	566,707	-	-	-	566,707
Total interest-earning assets	$3,269,947	$499,694	$2,029,650	$330,259	$6,129,550

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$799,577	$-	$-	$-	$799,577
Money market and savings	2,811,340	-	-	-	2,811,340
Time deposits	84,182	205,295	235,968	2,344	527,789
Federal funds purchased	355,944	-	-	-	355,944
Other borrowings	100	300	200	54,662	55,262
Total interest-bearing liabilities	4,051,143	205,595	236,168	57,006	4,549,912
Interest sensitivity gap	$(781,196)	$294,099	$1,793,482	$273,253	$1,579,638
Cumulative sensitivity gap	$(781,196)	$(487,097)	$1,306,385	$1,579,638	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(12.7)%	(7.9)%	21.3%	25.8%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and have remained at those low levels until the Federal Reserve increased its target rate by 0.25% to 0.50% in December 2015 and again by 0.25% to 0.75% in December 2016. At December 31, 2016, the negative 1.95% change for a 200 basis points rate change is well within the regulatory guidance range.

The chart below identifies the EVE impact of an upward shift in rates of 100 and 200 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2016

	0 bps	+100 bps	+200 bps
	(Dollars in Thousands)
Economic value of equity	$522,889	$520,641	$512,693

Actual dollar change		$(2,248)	$(10,196)

Percent change		(0.43)%	(1.95)%

The one year gap ratio of negative 7.9% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would decrease in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company early adopted the provisions of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 28, 2017

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on these criteria.

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
WILLIAM M. FOSHEE Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

We have audited internal control over financial reporting of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ServisFirst Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s early adoption of the provisions of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 28, 2017

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$56,855	$46,614
Interest-bearing balances due from depository institutions	566,707	270,836
Federal funds sold	160,435	34,785
Cash and cash equivalents	783,997	352,235
Available for sale debt securities, at fair value	422,375	342,938
Held to maturity debt securities (fair value of $63,302 and $27,910 at December 31, 2016 and 2015, respectively)	62,564	27,426
Equity securities	1,024	4,954
Mortgage loans held for sale	4,675	8,249
Loans	4,911,770	4,216,375
Less allowance for loan losses	(51,893)	(43,419)
Loans, net	4,859,877	4,172,956
Premises and equipment, net	40,314	19,434
Accrued interest and dividends receivable	15,801	13,698
Deferred tax asset, net	27,132	23,425
Other real estate owned and repossessed assets	4,988	5,392
Bank owned life insurance contracts	114,388	91,594
Goodwill and other identifiable intangible assets	14,996	15,330
Other assets	18,317	17,878
Total assets	$6,370,448	$5,095,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$1,281,605	$1,053,467
Interest-bearing	4,138,706	3,170,421
Total deposits	5,420,311	4,223,888
Federal funds purchased	355,944	352,360
Other borrowings	55,262	55,637
Accrued interest and dividends payable	4,401	2,369
Other liabilities	11,641	12,108
Total liabilities	5,847,559	4,646,362
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; no shares authorized or outstanding at December 31, 2016, and 40,000 shares authorized, no shares issued and outstanding at December 31, 2015	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2016, and 1,000,000 authorized and 960,000 shares undesignated at December 31, 2015	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 52,636,896 shares issued and outstanding at December 31, 2016, and 51,945,396 shares issued and outstanding at December 31, 2015	53	26
Additional paid-in capital	215,932	211,546
Retained earnings	307,151	234,150
Accumulated other comprehensive (loss) income	(624)	3,048
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	522,512	448,770
Noncontrolling interest	377	377
Total stockholders' equity	522,889	449,147
Total liabilities and stockholders' equity	$6,370,448	$5,095,509

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$200,463	$171,302	$136,066
Taxable securities	5,343	4,331	4,497
Nontaxable securities	3,300	3,499	3,489
Federal funds sold	1,007	127	159
Other interest and dividends	2,789	716	514
Total interest income	212,902	179,975	144,725
Interest expense:
Deposits	20,169	14,894	12,420
Borrowed funds	5,636	2,810	1,699
Total interest expense	25,805	17,704	14,119
Net interest income	187,097	162,271	130,606
Provision for loan losses	13,398	12,847	10,259
Net interest income after provision for loan losses	173,699	149,424	120,347
Noninterest income:
Service charges on deposit accounts	5,355	5,088	4,265
Mortgage banking	3,725	2,682	2,047
Securities (losses) gains	(3)	29	3
Increase in cash surrender value life insurance	2,794	2,621	2,280
Other operating income	6,241	3,157	2,371
Total noninterest income	18,112	13,577	10,966
Noninterest expenses:
Salaries and employee benefits	43,955	38,913	31,017
Equipment and occupancy expense	7,985	6,389	5,547
Professional services	3,977	2,607	2,435
FDIC and other regulatory assessments	3,400	2,660	2,094
Other real estate owned expense	759	1,227	1,533
Merger expense	-	2,100	-
Other operating expenses	20,917	20,100	14,709
Total noninterest expenses	80,993	73,996	57,335
Income before income taxes	110,818	89,005	73,978
Provision for income taxes	29,339	25,465	21,601
Net income	81,479	63,540	52,377
Dividends on preferred stock	47	280	431
Net income available to common stockholders	$81,432	$63,260	$51,946
Basic earnings per common share	$1.55	$1.23	$1.09
Diluted earnings per common share	$1.52	$1.20	$1.05

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$81,479	$63,540	$52,377
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tatatax tax of $(1,980), $(767) and $316 for 2016, 2015 and 2014, respectively	(3,674)	(1,423)	601
Reclassification adjustment for net losses (gains) on sale of securities in net income, net of tax of $(1), $10 and $1 for 2016, 2015 and 2014, respectively	2	(19)	(2)
Other comprehensive (loss) income, net of tax	(3,672)	(1,442)	599
Comprehensive income	$77,807	$62,098	$52,976

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2013	$39,958	$7	$123,325	$130,011	$3,891	$-	$297,192
Common dividends paid, $0.08 per share	-	-	-	(3,609)	-	-	(3,609)
Common dividends declared, $0.03 per share	-	-	-	(1,240)	-	-	(1,240)
Preferred dividends paid	-	-	-	(431)	-	-	(431)
3-for-1 common stock split, in the form of a stock dividend	-	17	-	(17)	-	-	-
Issue 3,750,000 shares of common stock, net of issuance cost of $4,777	-	1	52,075	-	-	-	52,076
Issue 250 shares of REIT preferred stock	-	-	-	-	-	250	250
Exercise 1,767,966 stock options and warrants, including tax benefit of $971	-	-	6,316	-	-	-	6,316
Stock based compensation expense	-	-	3,681	-	-	-	3,681
Other comprehensive income, net of tax	-	-	-	-	599	-	599
Net income	-	-	-	52,377	-	2	52,379
Balance, December 31, 2014	39,958	25	185,397	177,091	4,490	252	407,213
Common dividends paid, $0.09 per share	-	-	-	(4,643)	-	-	(4,643)
Common dividends declared, $0.03 per share	-	-	-	(1,558)	-	-	(1,558)
Preferred dividends paid	-	-	-	(280)	-	-	(280)
Issue 1,273,184 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Capitalized costs to issue shelf registration	-	-	(73)	-	-	-	(73)
Issue 1,051,000 shares of common stock upon exercise of stock options	-	-	3,801	-	-	-	3,801
Excess tax benefit on exercise and vesting of stock options	-	-	1,843	-	-	-	1,843
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Redeem 40,000 shares of preferred stock issued to the Department of the Treasury under TARP	(39,958)	-	(42)	-	-	-	(40,000)
Stock based compensation expense	-	-	1,265	-	-	-	1,265
Other comprehensive income, net of tax	-	-	-	-	(1,442)	-	(1,442)
Net income	-	-	-	63,540	-	-	63,540
Balance, December 31, 2015	-	26	211,546	234,150	3,048	377	449,147
Common dividends paid, $0.12 per share	-	-	-	(6,299)	-	-	(6,299)
Common dividends declared, $0.04 per share	-	-	-	(2,105)	-	-	(2,105)
Preferred dividends paid	-	-	-	(47)	-	-	(47)
2-for-1 common stock split, in the form of a stock dividend	-	27	-	(27)	-	-	-
Issue 682,500 shares of common stock upon exercise of stock options	-	-	3,188	-	-	-	3,188
Stock-based compensation expense	-	-	1,198	-	-	-	1,198
Other comprehensive income	-	-	-	-	(3,672)	-	(3,672)
Net income	-	-	-	81,479	-	-	81,479
Balance, December 31, 2016	$-	$53	$215,932	$307,151	$(624)	$377	$522,889

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$81,479	$63,540	$52,377
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(1,728)	(4,876)	(5,021)
Provision for loan losses	13,398	12,847	10,259
Depreciation	2,724	2,219	1,838
Accretion on acquired loans	(980)	(1,954)	-
Amortization of core deposit intangible	334	376	-
Net amortization of debt securities available for sale	4,197	4,713	3,247
Increase in accrued interest and dividends receivable	(2,103)	(2,000)	(952)
Stock-based compensation expense	1,198	1,265	3,681
Increase in accrued interest payable	2,032	340	1,171
Proceeds from sale of mortgage loans held for sale	130,131	137,020	107,678
Originations of mortgage loans held for sale	(122,832)	(136,603)	(103,481)
Loss (gain) on sale of securities available for sale	3	(29)	(3)
Gain on sale of mortgage loans held for sale	(3,725)	(2,682)	(2,047)
Net (gain) loss on sale of other real estate owned and repossessed assets	(18)	136	413
Write down of other real estate owned and repossessed assets	603	643	811
Losses of tax credit partnerships	202	152	207
Increase in cash surrender value of life insurance contracts	(2,794)	(2,621)	(2,280)
Net change in other assets, liabilities, and other operating activities	(3,600)	3,781	(2,812)
Net cash provided by operating activities	98,521	76,267	65,086
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(157,483)	(81,781)	(65,398)
Proceeds from maturities, calls and paydowns of securities available for sale	65,347	46,271	32,833
Proceeds from the sale of debt securities available for sale	6,085	16,738	173
Purchase of securities held to maturity	(38,139)	(202)	-
Proceeds from maturities, calls and paydowns of securities held to maturity	3,001	2,131	2,919
Purchase of equity securities	(708)	(534)	-
Proceeds from sale of equity securities	4,628	-	320
Increase in loans	(700,857)	(710,917)	(508,026)
Purchase of premises and equipment	(22,205)	(5,537)	(1,307)
Purchase of bank-owned life insurance	(20,000)	-	(15,000)
Expenditures to complete construction of other real estate owned	(3)	(118)	-
Proceeds from sale of other real estate owned and repossessed assets	1,340	3,428	6,539
Investment in tax credit partnerships	(2,655)	(6,576)	(2,145)
Net cash paid in acquisition of Metro Bancshares, Inc.	-	(12,383)	-
Net cash used in investing activities	(861,649)	(749,480)	(549,092)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	228,138	195,729	160,004
Net increase in interest-bearing deposits	968,285	454,245	218,514
Net increase in federal funds purchased	3,584	85,870	89,935
Proceeds from issuance of 5% subordinated notes due July 15, 2025	-	34,750	-
Redemption of Series A Senior Non-Cumulative preferred stock	-	(40,000)	-
Proceeds from sale of common stock, net	-	-	52,076
Repayment of Federal Home Loan Bank advances	(400)	(300)	-
Proceeds from sale of preferred stock, net	-	125	250
Proceeds from exercise of stock options and warrants	3,188	3,801	6,316
Capitalized costs to issue shelf registration	-	(73)	-
Dividends paid on common stock	(7,858)	(5,883)	(3,609)
Dividends paid on preferred stock	(47)	(280)	(431)
Net cash provided by financing activities	1,194,890	727,984	523,055
Net increase in cash and cash equivalents	431,762	54,771	39,049
Cash and cash equivalents at beginning of year	352,235	297,464	258,415
Cash and cash equivalents at end of year	$783,997	$352,235	$297,464
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$23,773	$17,275	$12,948
Income taxes	29,339	27,063	27,278
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$4,112	$2,092	$2,417
Internally financed sales of other real estate owned	2,592	1,799	675
Dividends declared	2,105	1,558	1,240
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$-	$204,985	$-
Other intangible assets acquired	-	15,707	-
Fair value of liabilities assumed	-	(180,410)	-
Net identifiable assets acquired over liabilities assumed	$-	$40,282	$-

See Notes to Consolidated Financial Statements

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola and Tampa Bay, Florida, Atlanta, Georgia, Charleston, South Carolina and Nashville, Tennessee markets. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF Holding 1, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 11.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $39.2 million at December 31, 2016 and $26.6 million at December 31, 2015.

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

Investments in Equity Securities Carried at Cost

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2016 and 2015.

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

The Company has recorded $13.6 million of goodwill at December 31, 2016 in connection with the acquisition of Metro Bancshares, Inc. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2016 and 2015 were not material and have not been recorded.

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

Stock-Based Compensation

At December 31, 2016, the Company had two stock-based compensation plans for grants of equity compensation to key employees and directors. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options. Specifically, awards to employees are accounted for using the fair value based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to share options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was $544,000, $562,000 and $477,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company awarded its first performance-based stock compensation during the first quarter of 2015, and is accounting for such award under the provisions of this amendment.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company early adopted the amendments in ASU 2015-03 during the year ending December 31, 2015.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU No. 2015-02 were effective for interim and annual reporting periods beginning after December 15, 2015. The Company holds limited partnership interests in partnerships that have bought Federal Low-Income Housing, Federal Historic Rehabilitation, and State of Alabama New Markets tax credits. The Company does not consider its interest in such partnerships to be subject to consolidation under VIE rules.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has adopted this ASU and will apply its provisions to future business combinations, if any.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt the provisions on this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. In so doing, the Company has recognized a $4.8 million reduction in its provision for income taxes in 2016 related to the exercise and vesting of stock options and restricted stock. Prior to ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) – Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M). Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on its financial statements. The Company has enhanced its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company’s revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. The Company has begun to scope its general ledger revenue items and assess its contracts with customers to identify its performance obligations and will continue to evaluate the impact of adoption on its noninterest income and on its disclosures.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases many of its banking offices under lease agreements it classifies as operating leases. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in order to provide stakeholders with more detailed reporting and less cost to analyze transactions. This ASU provides a screen to determine when a set of assets is not a business. It requires that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update provide a framework to assist entities in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is currently evaluating the impact of the amendments in this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the amendments in this ASU on its consolidated financial statements.

NOTE 2.	ACQUISITION

On January 31, 2015, the Company completed its acquisition of Metro Bancshares, Inc. (“Metro”) and Metro Bank, Metro’s wholly-owned bank subsidiary, for an aggregate of $20.9 million in cash and 1,273,184 shares of Company common stock. The acquisition of Metro was the Company’s entrance into the greater Atlanta, Georgia area with two added banking offices.

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

Pro forma financial information is not provided because such amounts are immaterial to the Company’s consolidated financial statements.

NOTE 3.	DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2016 and 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
December 31, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$45,998	$382	$(126)	$46,254
Mortgage-backed securities	228,843	1,515	(3,168)	227,190
State and municipal securities	139,504	1,120	(694)	139,930
Corporate debt	8,985	16	-	9,001
Total	$423,330	$3,033	$(3,988)	$422,375
Securities Held to Maturity
Mortgage-backed securities	19,164	321	(245)	19,240
State and municipal securities	5,888	315	(12)	6,191
Corporate debt	37,512	374	(15)	37,871
Total	$62,564	$1,010	$(272)	$63,302

December 31, 2015
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$44,581	$569	$(141)	$45,009
Mortgage-backed securities	135,363	1,945	(354)	136,954
State and municipal securities	143,403	2,731	(101)	146,033
Corporate debt	14,902	67	(27)	14,942
Total	$338,249	$5,312	$(623)	$342,938
Securities Held to Maturity
Mortgage-backed securities	21,666	368	(332)	21,702
State and municipal securities	5,760	449	(1)	6,208
Total	$27,426	$817	$(333)	$27,910

All mortgage-backed debt securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2016 and 2015, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2016 and 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$28,270	$28,400	$16,770	$16,868
Due from one to five years	152,347	153,003	153,880	156,311
Due from five to ten years	13,870	13,782	32,236	32,805
Mortgage-backed securities	228,843	227,190	135,363	136,954
	$423,330	$422,375	$338,249	$342,938

Debt securities held to maturity
Due from one to five years	$250	$250	$-	$-
Due from five to ten years	34,251	34,617	627	659
Due after ten years	8,899	9,195	5,133	5,549
Mortgage-backed securities	19,164	19,240	21,666	21,702
	$62,564	$63,302	$27,426	$27,910

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2016 and 2015. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016. There were no other-than-temporary impairments for the years ended December 31, 2016, 2015 and 2014.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2016
U.S. Treasury and government sponsored agencies	$(126)	$10,865	$-	$-	$(126)	$10,865
Mortgage-backed securities	(3,413)	174,225	-	-	(3,413)	174,225
State and municipal securities	(698)	64,502	(8)	1,021	(706)	65,523
Corporate debt	(15)	3,034	-	-	(15)	3,034
Total	$(4,252)	$252,626	$(8)	$1,021	$(4,260)	$253,647

December 31, 2015
U.S. Treasury and government sponsored agencies	$(141)	$3,886	$-	$-	$(141)	$3,886
Mortgage-backed securities	(354)	56,609	(332)	11,712	(686)	68,321
State and municipal securities	(55)	15,464	(47)	4,531	(102)	19,995
Corporate debt	(27)	2,961	-	-	(27)	2,961
Total	$(577)	$78,920	$(379)	$16,243	$(956)	$95,163

At December 31, 2016, 5 of the Company’s 795 debt securities were in an unrealized loss position for more than 12 months.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Sale proceeds	$6,085	$16,738	$173
Gross realized gains	$4	$29	$3
Gross realized losses	(7)	-	-
Net realized gain (loss)	$(3)	$29	$3

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2016 and 2015 was $246.0 million and $245.5 million, respectively.

Equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, (2) an investment in First National Bankers Bank stock, (3) an investment in a Community Reinvestment Act (“CRA”)-qualified mutual fund, and (4) an investment in common stock of a bank holding company that was acquired in the Metro Bancshares acquisition. The amount of investment in the Federal Home Loan Bank of Atlanta stock was $30,000 and $4.0 million at December 31, 2016 and 2015, respectively. The Company terminated its membership in the Federal Home Loan Bank of Atlanta effective November 11, 2016. The small amount of stock that remains outstanding relates to the principal reducing borrowing. The amount of investment in the First National Bankers Bank stock was $400,000 at December 31, 2016 and 2015. The amount of investment in the CRA-qualified mutual fund was $500,000 at December 31, 2016 and 2015. The amount of the investment in common stock of the bank holding company was $100,000 at December 31, 2016 and 2015.

NOTE 4.	LOANS

The composition of loans at December 31, 2016 and 2015 is summarized as follows:

	December 31,
	2016	2015
	(In Thousands)
Commercial, financial and agricultural	$1,982,267	$1,760,479
Real estate - construction	335,085	243,267
Real estate - mortgage:
Owner-occupied commercial	1,171,719	1,014,669
1-4 family mortgage	536,805	444,134
Other mortgage	830,683	698,779
Total real estate - mortgage	2,539,207	2,157,582
Consumer	55,211	55,047
Total Loans	4,911,770	4,216,375
Less: Allowance for loan losses	(51,893)	(43,419)
Net Loans	$4,859,877	$4,172,956

Changes in the allowance for loan losses during the years ended December 31, 2016, 2015 and 2014, respectively are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance, beginning of year	$43,419	$35,629	$30,663
Loans charged off	(5,198)	(5,744)	(5,771)
Recoveries	274	687	478
Provision for loan losses	13,398	12,847	10,259
Balance, end of year	$51,893	$43,419	$35,629

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2016 and 2015. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2016 and 2015, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Year Ended December 31, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(3,791)	(815)	(380)	(212)	(5,198)
Recoveries	49	76	146	3	274
Provision	11,119	432	1,677	170	13,398
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893

	December 31, 2016
Individually Evaluated for Impairment	$6,607	$923	$622	$-	$8,152
Collectively Evaluated for Impairment	22,265	4,202	16,882	392	43,741

Loans:
Ending Balance	$1,982,267	$335,085	$2,539,207	$55,211	$4,911,770
Individually Evaluated for Impairment	27,922	4,314	13,350	3	45,589
Collectively Evaluated for Impairment	1,954,345	330,771	2,525,857	55,208	4,866,181

	Year Ended December 31, 2015
Allowance for loan losses:
Balance at December 31, 2014	$16,079	$6,395	$12,112	$1,043	$35,629
Charge-offs	(3,802)	(667)	(1,104)	(171)	(5,744)
Recoveries	279	238	169	1	687
Provision	8,939	(534)	4,884	(442)	12,847
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419

	December 31, 2015
Individually Evaluated for Impairment	$2,698	$1,223	$1,730	$32	$5,683
Collectively Evaluated for Impairment	18,797	4,209	14,331	399	37,736

Loans:
Ending Balance	$1,760,479	$243,267	$2,157,582	$55,047	$4,216,375
Individually Evaluated for Impairment	11,513	4,052	17,880	46	33,491
Collectively Evaluated for Impairment	1,748,966	239,215	2,139,702	55,001	4,182,884

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of December 31, 2016 and 2015 were as follows:

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,893,664	$61,035	$27,568	$-	$1,982,267
Real estate - construction	324,958	5,861	4,266	-	335,085
Real estate - mortgage:
Owner-occupied commercial	1,158,615	6,037	7,067	-	1,171,719
1-4 family mortgage	531,868	2,065	2,872	-	536,805
Other mortgage	818,724	11,224	735	-	830,683
Total real estate - mortgage	2,509,207	19,326	10,674	-	2,539,207
Consumer	55,135	76	-	-	55,211
Total	$4,782,964	$86,298	$42,508	$-	$4,911,770

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,701,591	$47,393	$11,495	$-	$1,760,479
Real estate - construction	233,046	6,221	4,000	-	243,267
Real estate - mortgage:
Owner-occupied commercial	988,762	18,169	7,738	-	1,014,669
1-4 family mortgage	437,834	3,301	2,999	-	444,134
Other mortgage	683,157	11,086	4,536	-	698,779
Total real estate - mortgage	2,109,753	32,556	15,273	-	2,157,582
Consumer	54,973	42	32	-	55,047
Total	$4,099,363	$86,212	$30,800	$-	$4,216,375

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2016 and 2015 are as follows:

December 31, 2016	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,974,975	$7,292	$1,982,267
Real estate - construction	331,817	3,268	335,085
Real estate - mortgage:
Owner-occupied commercial	1,165,511	6,208	1,171,719
1-4 family mortgage	536,731	74	536,805
Other mortgage	830,683	-	830,683
Total real estate - mortgage	2,532,925	6,282	2,539,207
Consumer	55,166	45	55,211
Total	$4,894,883	$16,887	$4,911,770

December 31, 2015	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,758,561	$1,918	$1,760,479
Real estate - construction	239,267	4,000	243,267
Real estate - mortgage:
Owner-occupied commercial	1,014,669	-	1,014,669
1-4 family mortgage	443,936	198	444,134
Other mortgage	697,160	1,619	698,779
Total real estate - mortgage	2,155,765	1,817	2,157,582
Consumer	55,015	32	55,047
Total	$4,208,608	$7,767	$4,216,375

Loans by past due status as of December 31, 2016 and 2015 are as follows:

December 31, 2016	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$710	$40	$10	$760	$7,282	$1,974,225	$1,982,267
Real estate - construction	59	-	-	59	3,268	331,758	335,085
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	6,208	-	1,165,511	1,171,719
1-4 family mortgage	160	129	-	289	74	536,442	536,805
Other mortgage	95	811	-	906	-	829,777	830,683
Total real estate - mortgage	255	940	6,208	7,403	74	2,531,730	2,539,207
Consumer	52	17	45	114	-	55,097	55,211
Total	$1,076	$997	$6,263	$8,336	$10,624	$4,892,810	$4,911,770

December 31, 2015	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$50	$35	$-	$85	$1,918	$1,758,476	$1,760,479
Real estate - construction	198	12	-	210	4,000	239,057	243,267
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	1,014,669	1,014,669
1-4 family mortgage	-	210	-	210	198	443,726	444,134
Other mortgage	-	-	-	-	1,619	697,160	698,779
Total real estate - mortgage	-	210	-	210	1,817	2,155,555	2,157,582
Consumer	45	6	1	52	31	54,964	55,047
Total	$293	$263	$1	$557	$7,766	$4,208,052	$4,216,375

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

The following table presents details of the Company’s impaired loans as of December 31, 2016 and 2015, respectively. Loans which have been fully charged off do not appear in the tables.

	December 31, 2016
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,003	$1,003	$-	$992	$64
Real estate - construction	938	1,802	-	1,159	3
Real estate - mortgage:
Owner-occupied commercial	2,615	2,778	-	2,884	166
1-4 family mortgage	1,899	1,899	-	1,901	102
Other mortgage	940	940	-	965	60
Total real estate - mortgage	5,454	5,617	-	5,750	328
Consumer	3	5	-	6	-
Total with no allowance recorded	7,398	8,427	-	7,907	395

With an allowance recorded:
Commercial, financial and agricultural	26,919	31,728	6,607	26,955	1,162
Real estate - construction	3,376	3,376	923	3,577	68
Real estate - mortgage:
Owner-occupied commercial	6,924	6,924	348	6,934	362
1-4 family mortgage	972	972	274	313	19
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,896	7,896	622	7,247	381
Consumer	-	-	-	-	-
Total with allowance recorded	38,191	43,000	8,152	37,779	1,611

Total Impaired Loans:
Commercial, financial and agricultural	27,922	32,731	6,607	27,947	1,226
Real estate - construction	4,314	5,178	923	4,736	71
Real estate - mortgage:
Owner-occupied commercial	9,539	9,702	348	9,818	528
1-4 family mortgage	2,871	2,871	274	2,214	121
Other mortgage	940	940	-	965	60
Total real estate - mortgage	13,350	13,513	622	12,997	709
Consumer	3	5	-	6	-
Total impaired loans	$45,589	$51,427	$8,152	$45,686	$2,006

	December 31, 2015
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$478	$487	$-	$482	$24
Real estate - construction	161	163	-	370	1
Real estate - mortgage:
Owner-occupied commercial	3,980	4,140	-	3,815	214
1-4 family mortgage	2,396	2,572	-	2,409	147
Other mortgage	4,079	4,694	-	4,559	222
Total real estate - mortgage	10,455	11,406	-	10,783	583
Consumer	14	20	-	18	1
Total with no allowance recorded	11,108	12,076	-	11,653	609

With an allowance recorded:
Commercial, financial and agricultural	11,035	13,035	2,698	13,882	672
Real estate - construction	3,891	4,370	1,223	3,920	-
Real estate - mortgage:
Owner-occupied commercial	6,365	6,365	1,328	9,958	568
1-4 family mortgage	603	603	263	567	19
Other mortgage	457	457	139	880	17
Total real estate - mortgage	7,425	7,425	1,730	11,405	604
Consumer	32	32	32	34	-
Total with allowance recorded	22,383	24,862	5,683	29,241	1,276

Total Impaired Loans:
Commercial, financial and agricultural	11,513	13,522	2,698	14,364	696
Real estate - construction	4,052	4,533	1,223	4,290	1
Real estate - mortgage:
Owner-occupied commercial	10,345	10,505	1,328	13,773	782
1-4 family mortgage	2,999	3,175	263	2,976	166
Other mortgage	4,536	5,151	139	5,439	239
Total real estate - mortgage	17,880	18,831	1,730	22,188	1,187
Consumer	46	52	32	52	1
Total impaired loans	$33,491	$36,938	$5,683	$40,894	$1,885

Troubled Debt Restructurings (“TDR”) at December 31, 2016 and 2015 totaled $7.3 million and $7.7 million, respectively. At December 31, 2016, the Company had a related allowance for loan losses of $2.3 million allocated to these TDRs, compared to $0.9 million at December 31, 2015. The Company’s TDRs for the years ended December 31, 2016 and 2015 have all resulted from term extensions rather than from interest rate reductions or debt forgiveness. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

Year Ended December 31, 2016
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	9	$7,099	$7,099
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	1	234	234
Total real estate - mortgage	1	234	234
Consumer	-	-	-
	10	$7,333	$7,333

Year ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial, financial and agricultural	8	$6,618	$6,618
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	1	253	253
Total real estate - mortgage	1	253	253
Consumer	-	-	-
	9	$6,871	$6,871

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2016 and 2015, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

Year Ended December 31,
	2016	2015
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$6,734	$-
Real estate - construction	-	-
Real estate - mortgage:
Owner occupied commercial	-	-
1-4 family mortgage	-	-
Other mortgage	-	-
Total real estate - mortgage	-	-
Consumer	-	-
	$6,734	$-

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
	(In Thousands)
Balance, beginning of year	$12,090	$13,083
Advances	9,763	15,442
Repayments	(11,047)	(16,435)
Balance, end of year	$10,806	$12,090

NOTE 5.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

Residential real estate loan foreclosures classified as OREO totaled $189,000 and $1,141,000 as of December 31, 2016 and 2015, respectively.

No residential real estate loans were in the process of being foreclosed as of December 31, 2016.

An analysis of foreclosed properties for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
	(In Thousands)
Balance at beginning of year	$5,392	$6,840	$12,861
OREO acquired	-	2,348	-
Transfers from loans and capitalized expenses	4,112	2,210	2,417
Foreclosed properties sold	(3,931)	(5,227)	(7,214)
Writedowns and partial liquidations	(585)	(779)	(1,224)
Balance at end of year	$4,988	$5,392	$6,840

NOTE 6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2016	2015
	(In Thousands)
Land and building	$13,323	$13,293
Furniture and equipment	18,668	12,102
Leasehold improvements	7,469	6,042
Construction in progress	14,115	982
	53,575	32,419
Accumulated depreciation	(13,261)	(12,985)
	$40,314	$19,434

Increases in construction in progress are the result of the construction of a new headquarters building in Birmingham, Alabama. The new headquarters building will consist of approximately 97,500 square feet and will house the main office and all sales and operations staff currently housed in the Company’s current leased headquarters.

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2016, 2015 and 2014 were $2,724,000, $2,219,000 and $1,838,000, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases at December 31, 2016 are summarized as follows:

(In Thousands)
2017	$3,986
2018	3,743
2019	3,241
2020	2,610
2021	1,863
Thereafter	5,098
$20,541

For the years ended December 31, 2016, 2015 and 2014, annual rental expense on operating leases was $3,759,000, $2,919,000 and $2,674,000, respectively.

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

The Company has invested in a limited partnership for which it determined it is not the primary beneficiary, and which thus is not subject to consolidation by the Company. The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received. The amount recorded as investment in this partnership at December 31, 2016 and 2015 was $96,000 and $199,000, respectively, and is included in other assets.

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance. The amount of recorded investment in these partnerships as of December 31, 2016 and 2015 was $24,117,000 and $25,311,000, respectively, of which $14,254,000 and $14,876,000 as of December 31, 2016 and 2015, respectively, are included in loans of the Company. The remaining amounts are included in other assets.

NOTE 8.	DEPOSITS

Deposits at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In Thousands)
Noninterest-bearing demand	$1,281,605	$1,053,467
Interest-bearing checking	3,562,165	2,626,575
Savings	48,718	41,403
Time deposits, $250,000 and under	234,157	236,961
Time deposits, over $250,000	293,666	265,482
	$5,420,311	$4,223,888

The scheduled maturities of time deposits at December 31, 2016 were as follows:

(In Thousands)
2017	$289,490
2018	116,024
2019	53,859
2020	20,992
2021	45,112
Thereafter	2,346
$527,823

At December 31, 2016 and 2015, overdraft deposits reclassified to loans were $2,033,000 and $1,594,000, respectively.

NOTE 9.	FEDERAL FUNDS PURCHASED

At December 31, 2016, the Company had $355.9 million in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $352.4 million at December 31, 2015. Rates paid on these funds were between 0.75% and 0.80% as of December 31, 2016 and 0.55% and 0.75% as of December 31, 2015.

At December 31, 2016, the Company had available lines of credit totaling approximately $378.0 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. Available lines totaled approximately $180.0 million at December 31, 2015. These lines are subject to annual renewals with varying interest rates.

NOTE 10.	OTHER BORROWINGS

Other borrowings are comprised of:

•	$20.0 million of the Company’s 5.5% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012 and pay interest semi-annually. The Notes were not eligible for prepayment by the Company prior to November 9, 2015.
•	$34.75 million of the Company’s 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to July 15, 2020.
•	$600,000 of principal reducing advances from the Federal Home Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Debt is reported net of unamortized issuance costs of $87,000 and $111,000 as of December 31, 2016 and 2015, respectively.

NOTE 11.	SF INTERMEDIATE HOLDING COMPANY, INC., SF HOLDING 1, INC., SF REALTY 1, INC., SF FLA REALTY, INC., SF GA REALTY, INC. AND SF TN REALTY, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. In September 2013, the Company formed SF FLA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In May 2014, the Company formed SF GA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In February 2016, the Company formed SF TN Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. Also in February 2016, the Company formed SF Intermediate Holding Company, Inc., an Alabama corporation. Immediately following the formation of SF Intermediate Holding Company, Inc., ServisFirst Bank assigned all of the outstanding capital stock of SF Holding 1, Inc. to SF Intermediate Holding Company, Inc., such that SF Holding 1, Inc. now is a wholly-owned first tier subsidiary of SF Intermediate Holding Company, Inc. SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty all hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank and have elected to be treated as real estate investment trusts (“REIT”) for U.S. income tax purposes. SF Intermediate Holding Company, Inc., SF Holding 1, Inc., SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. are all consolidated into the Company.

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

NOTE 13.          DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2016 and December 31, 2015 were not material.

NOTE 14.         EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2016, the Company has two stock incentive plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $1,198,000, $1,265,000 and $3,681,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the expense for 2014 are non-routine expenses of approximately $2,503,000 resulting from a correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and from the acceleration of vesting of stock options granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. We historically accounted for such options to advisory board members under the provisions of FASB ASC Topic 718-10, Compensation – Stock Compensation, and now have determined to recognize as an expense the fair value of these vested options in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

Stock Incentive Plans

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”), originally permitted the grant of stock options to its officers, employees, directors and organizers of the Company for up to 3,150,000 shares of common stock. However, upon stockholder approval during 2006, the 2005 Plan was amended in order to allow the Company to grant stock options for up to 6,150,000 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the 2005 Plan. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant; those option awards vest in varying amounts through 2019 and are based on continuous service during that vesting period and have a ten-year contractual term. Dividends are not paid on unexercised options and dividends are not subject to vesting. The 2005 Plan provides for accelerated vesting if there is a change in control (as defined in the 2005 Plan).

On March 23, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “2009 Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan originally permitted the grant of up to 2,550,000 shares of common stock. However, upon stockholder approval during 2014, the 2009 Plan was amended in order to allow the Company to grant stock options for up to 5,550,000 shares of common stock. The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, incentive stock options, non-qualified stock options, non-stock share equivalents, performance shares or performance units and other equity-based awards. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant.

As of December 31, 2016, there are a total of 2,820,844 shares available to be granted under the 2009 Amended and Restated Stock Incentive Plan.

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

87

	2016	2015	2014
Expected volatility	29.00%	24.00%	19.25%
Expected dividends	0.64%	0.71%	1.31%
Expected term (in years)	6	6	8
Risk-free rate	1.85%	1.85%	2.24%

The weighted average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $6.00, $4.20 and $1.85, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2016:
Outstanding at beginning of year	2,498,834	$6.66	6.3	$42,746
Granted	241,000	20.15	9.1	4,166
Exercised	(682,500)	4.28	3.9	22,629
Forfeited	(31,000)	11.04	6.8	818
Outstanding at end of year	2,026,334	$9.00	6.2	$57,636

Exercisable at December 31, 2016	928,536	$5.08	4.8	$30,051

Year Ended December 31, 2015:
Outstanding at beginning of year	3,245,834	$4.69	5.9	$38,256
Granted	324,000	16.63	9.2	2,311
Exercised	(1,051,000)	3.62	2.7	21,177
Forfeited	(20,000)	8.40	7.1	-
Outstanding at end of year	2,498,834	$6.66	6.3	$42,746

Exercisable at December 31, 2015	410,836	$4.84	5.4	$7,775

Year Ended December 31, 2014:
Outstanding at beginning of year	4,657,800	$3.85	5.5	$14,300
Granted	278,000	8.42	9.3	2,339
Exercised	(1,677,966)	2.96	2.5	22,679
Forfeited	(12,000)	5.96	7.9	-
Outstanding at end of year	3,245,834	$4.69	5.9	$38,256

Exercisable at December 31, 2014	1,182,836	$3.88	4.1	$14,901

Exercisable options at December 31, 2016 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$4.17	234,336	$4.17	3.6	$7,797
5.00	522,000	5.00	4.7	16,934
5.50	90,000	5.50	6.2	2,875
6.92	75,000	6.92	7.0	2,289
15.74	7,200	15.74	8.1	156
	928,536	5.08	4.8	$30,051

As of December 31, 2016, there was $2,248,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.7 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $1,908,000, $242,000 and $2,025,000, respectively. The fair value of shares vested during 2014 includes the accelerated vesting of nonemployee options awarded to the Company’s advisory directors in its Mobile, Alabama and Pensacola, Florida markets.

Restricted Stock

The Company has awarded 483,176 shares of restricted stock to certain officers, of which 364,500 shares are vested. The value of restricted stock is determined to be the current value of the Company’s stock at the grant date, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2016, there was $465,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.7 years of the restricted stock’s vesting period.

Stock Warrants

The Company granted warrants for 90,000 shares of common stock with an exercise price of $4.167 per share in the second quarter of 2009. These warrants were issued in connection with the issuance of the Company’s 8.25% Subordinated Note. All of these warrants were exercised on May 14, 2014.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $1,294,000, $1,080,000 and $811,000 for 2016, 2015 and 2014, respectively.

NOTE 15.         COMMON STOCK

On November 16, 2016, the Company declared a two-for-one split of its common stock in the form of a stock dividend. On December 20, 2016, stockholders of record as of the close of business on December 5, 2016 received a distribution of one additional share of Company common stock for each common share owned. All share and per share amounts for all periods presented are reported giving effect to this two-for-one stock split.

On January 31, 2015, the Company completed its acquisition of Metro Bancshares, Inc. and Metro Bank, its wholly-owned bank subsidiary, for an aggregate of $20.9 million in cash and 1,273,184 shares of Company common stock.

On May 19, 2014, the Company completed its initial public offering of 3,750,000 shares of common stock at a public offering price of $15.167 per share. The Company received net proceeds of approximately $52.1 million from the offering, after deducting the underwriting discount and offering expenses.

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

NOTE 16.         REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $189.1 million in dividends as of December 31, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets. The applicable capital conservation buffer at December 31, 2016 was 0.625% and the Company and bank exceeded such requirement.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2016.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
CET I Capital to Risk Weighted Assets:
Consolidated	$508,982	9.78%	$234,262	4.50%	N/A	N/A
ServisFirst Bank	560,731	10.77%	234,232	4.50%	$338,335	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	509,359	9.78%	312,350	6.00%	N/A	N/A
ServisFirst Bank	561,108	10.78%	312,309	6.00%	416,413	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	616,415	11.84%	416,467	8.00%	N/A	N/A
ServisFirst Bank	613,501	11.79%	416,413	8.00%	520,516	10.00%
Tier I Capital to Average Assets:
Consolidated	509,359	8.22%	247,777	4.00%	N/A	N/A
ServisFirst Bank	561,108	9.06%	247,760	4.00%	309,700	5.00%

As of December 31, 2015:
CET I Capital to Risk Weighted Assets:
Consolidated	$431,642	9.72%	$199,836	4.50%	N/A	N/A
ServisFirst Bank	439,279	9.89%	199,806	4.50%	$288,608	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	432,019	9.73%	266,448	6.00%	N/A	N/A
ServisFirst Bank	439,656	9.90%	266,407	6.00%	355,210	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	530,688	11.95%	355,264	8.00%	N/A	N/A
ServisFirst Bank	483,575	10.89%	355,210	8.00%	444,012	10.00%
Tier I Capital to Average Assets:
Consolidated	432,019	8.55%	202,043	4.00%	N/A	N/A
ServisFirst Bank	439,656	8.71%	202,023	4.00%	252,529	5.00%

NOTE 17.         OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Other Operating Income
(Loss) gain on sale of other real estate owned	$18	$(136)	$(413)
Credit card income	3,222	2,079	1,778
Gain (loss) on sale of fixed assets	1,399	(27)	(5)
Other	1,602	1,241	1,011
	$6,241	$3,157	$2,371

Other Operating Expenses
Postage	$377	$338	$264
Telephone	740	680	555
Data processing	4,832	4,293	3,126
Other loan expenses	1,510	2,086	1,457
Supplies	555	492	399
Customer and public relations	1,594	1,211	959
Marketing	544	562	477
Sales and use tax	781	380	259
Donations and contributions	769	605	466
Directors fees	407	406	364
Bank service charges	1,341	961	472
Write-down investment in tax credit partnerships	2,519	3,966	2,552
Other operational losses	264	126	575
Other	4,684	3,994	2,784
	$20,917	$20,100	$14,709

NOTE 18.         INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current tax expense:
Federal	$29,813	$28,517	$25,929
State	1,254	1,824	693
Total current tax expense	31,067	30,341	26,622
Deferred tax expense (benefit):
Federal	(662)	(3,277)	(3,778)
State	(1,066)	(1,599)	(1,243)
Total deferred tax (benefit)	(1,728)	(4,876)	(5,021)
Total income tax expense	$29,339	$25,465	$21,601

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2016
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$38,786	35.00%
Effect on rate of:
State income tax, net of federal tax effect	254	0.23%
Tax-exempt income, net of expenses	(1,322)	(1.20)%
Bank owned life insurance contracts	(978)	(0.88)%
Excess tax benefit from stock compensation	(4,788)	(4.32)%
Federal tax credits	(2,652)	(2.40)%
Other	39	0.04%
Effective income tax and rate	$29,339	26.47%

	Year Ended December 31, 2015
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$31,152	35.00%
Effect on rate of:
State income tax, net of federal tax effect	146	0.16%
Tax-exempt income, net of expenses	(1,308)	(1.47)%
Bank owned life insurance contracts	(917)	(1.03)%
Incentive stock option expense	3	-%
Federal tax credits	(3,600)	(4.04)%
Other	(11)	(0.01)%
Effective income tax and rate	$25,465	28.61%

	Year Ended December 31, 2014
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$25,892	35.00%
Effect on rate of:
State income tax, net of federal tax effect	(358)	(0.49)%
Tax-exempt income, net of expenses	(1,316)	(1.78)%
Bank owned life insurance contracts	(798)	(1.08)%
Incentive stock option expense	(18)	(0.02)%
Federal tax credits	(1,659)	(2.24)%
Other	(142)	(0.19)%
Effective income tax and rate	$21,601	29.20%

The components of net deferred tax asset are as follows:

	December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$19,699	$16,482
Other real estate owned	737	1,136
Nonqualified equity awards	1,234	1,576
Nonaccrual interest	501	441
State tax credits	3,475	2,313
Investments	2,173	1,826
Deferred loan fees	707	642
Reserve for unfunded commitments	190	190
Accrued bonus	1,817	-
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in acquisition	448	972
Acquired net operating losses	27	1,398
Net unrealized loss on securities available for sale	331	-
Other deferred tax assets	122	228
Total deferred tax assets	31,461	27,204

Deferred tax liabilities:
Net unrealized gain on securities available for sale	-	1,641
Depreciation	3,606	1,285
Prepaid expenses	198	202
Acquired intangible assets	525	651
Total deferred tax liabilities	4,329	3,779
Net deferred tax assets	$27,132	$23,425

The Company believes its net deferred tax asset is recoverable as of December 31, 2016 based on the expectation of future taxable income and other relevant considerations.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2013 through 2016. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $94,000 and $61,000 as of December 31, 2016 and 2015, respectively. Unrecognized income tax benefits as of December 31, 2016 and December 31, 2015, that, if recognized, would impact the effective income tax rate totaled $1,375,000 and $1,173,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2016, 2015 and 2014 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2016	2015	2014
	(In Thousands)
Balance, beginning of year	$1,173	$804	$437
Increases related to prior year tax positions	364	369	367
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Lapse of statute	(162)	-	-
Balance, end of year	$1,375	$1,173	$804

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

	2016	2015	2014
	(In Thousands)
Commitments to extend credit	$1,667,015	$1,409,425	$1,156,682
Credit card arrangements	100,678	62,462	45,155
Standby letters of credit and financial guarantees	40,991	38,224	33,280
Total	$1,808,684	$1,510,111	$1,235,117

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

The Company’s loan portfolio is concentrated primarily in loans secured by real estate, principally secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the other real estate owned is located in that same market. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

NOTE 21.         EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

	Year Ended December 31,
	2016	2015	2014
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	52,450,896	51,426,466	47,710,002
Net income available to common stockholders	$81,432	$63,260	$51,946
Basic earnings per common share	$1.55	1.23	$1.09

Weighted average common shares outstanding	52,450,896	51,426,466	47,710,002
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,157,476	1,458,642	1,926,440
Weighted average common and dilutive potential common shares outstanding	53,608,372	52,885,108	49,636,442
Net income available to common stockholders	$81,432	$63,260	$51,946
Diluted earnings per common share	$1.52	$1.20	$1.05

NOTE 22.         RELATED PARTY TRANSACTIONS

As more fully described in Note 4, the Company had outstanding loan balances to related parties as of December 31, 2016 and 2015 in the amount of $10.8 million and $12.1 million, respectively. Related party deposits totaled $7.9 million and $7.6 million at December 31, 2016 and 2015, respectively.

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing service regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In cases where Level 1 or Level 2 inputs are not available, as in the case of certain corporate securities, these securities are classified in Level 3 of the hierarchy.

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $7,424,000 and $6,268,000 during the years ended December 31, 2016 and 2015, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $585,000 and $743,000 was recognized during the years ended December 31, 2016 and 2015, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$46,254	$-	$46,254
Mortgage-backed securities	-	227,190	-	227,190
State and municipal securities	-	139,930	-	139,930
Corporate debt	-	9,001	-	9,001
Total assets at fair value	$-	$422,375	$-	$422,375

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$45,009	$-	$45,009
Mortgage-backed securities	-	136,954	-	136,954
State and municipal securities	-	146,033	-	146,033
Corporate debt	-	14,942	-	14,942
Total assets at fair value	$-	$342,938	$-	$342,938

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	-	$37,437	$37,437
Other real estate owned and repossessed assets	-	-	4,988	4,988
Total assets at fair value	-	-	$42,425	$42,425

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$-	$27,808	$27,808
Other real estate owned	-	-	5,392	5,392
Total assets at fair value	$-	$-	$33,200	$33,200

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

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and December 31, 2015 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$623,562	$623,562	$317,450	$317,450

Level 2 Inputs:
Debt securities available for sale	$422,375	$422,375	$342,938	$342,938
Debt securities held to maturity	25,052	25,431	27,426	27,910
Equity securities	1,024	1,024	4,954	4,954
Federal funds sold	160,435	160,435	34,785	34,785
Mortgage loans held for sale	4,675	4,736	8,249	8,249
Bank owned life insurance contracts	114,388	114,388	91,594	91,594

Level 3 Inputs:
Debt securities held to maturity	$37,512	$37,871	$-	$-
Loans, net	4,859,877	4,872,689	4,172,956	4,179,835

Financial Liabilities:
Level 2 Inputs:
Deposits	$5,420,311	$5,417,320	$4,223,888	$4,223,181
Federal funds purchased	355,944	355,944	352,360	352,360
Other borrowings	55,262	54,203	55,637	54,480

NOTE 24.         PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2016 and 2015 and the condensed statements of income and cash flows for the years ended December 31, 2016, 2015 and 2014.

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$6,060	$48,182
Investment in subsidiary	574,261	456,407
Other assets	375	375
Total assets	$580,696	$504,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$54,663	$54,639
Other liabilities	3,521	1,555
Total liabilities	58,184	56,194
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001
(liquidation preference $1,000), net of discount; no shares authorized, issued and outstanding at December 31, 2016, and 40,000 shares authorized,
no shares issued and outstanding at December 31, 2015	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated	-	-
at December 31, 2016 and 1,000,000 authorized and 960,000 shares undesignated	-	-
at December 31, 2015	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	-	-
52,636,896 shares issued and outstanding at December 31, 2016 and	-	-
51,945,396 shares issued and outstanding at December 31, 2015	53	26
Additional paid-in capital	215,932	211,546
Retained earnings	307,151	234,150
Accumulated other comprehensive (loss) income	(624)	3,048
Total stockholders' equity	522,512	448,770
Total liabilites and stockholders' equity	$580,696	$504,964

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(In Thousands)
	2016	2015	2014
Income:
Dividends received from subsidiary	$2,500	$20,000	$12,000
Other income	2	1	-
Total income	2,502	20,001	12,000
Expense:
Other expenses	2,208	1,603	1,183
Total expenses	2,208	1,603	1,183
Equity in undistributed earnings of subsidiary	81,138	45,095	41,529
Net income	81,432	63,493	52,346
Dividends on preferred stock	-	233	400
Net income available to common stockholders	$81,432	$63,260	$51,946

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In Thousands)
	2016	2015	2014
Operating activities
Net income	$81,432	$63,493	$52,346
Adjustments to reconcile net income to net cash used in operating activities:
Other	1,443	(271)	165
Equity in undistributed earnings of subsidiary	(81,139)	(45,095)	(41,529)
Net cash provided by operating activities	1,736	18,127	10,982
Investing activities
Investment in subsidiary	(36,000)	-	-
Net cash paid in acquisition	-	(20,926)	-
Other	-	736	-
Net cash used in investing activities	(36,000)	(20,190)	-
Financing activities
Proceeds from other borrowings	-	34,750	-
Redemption of preferred stock	-	(40,000)	-
Proceeds from issuance of common stock, net	-	-	52,076
Dividends paid on common stock	(7,858)	(5,883)	(3,609)
Dividends paid on preferred stock	-	(233)	(400)
Net cash provided by financing activities	(7,858)	(11,366)	48,067
(Decrease) increase in cash and cash equivalents	(42,122)	(13,429)	59,049
Cash and cash equivalents at beginning of year	48,182	61,611	2,562
Cash and cash equivalents at end of year	$6,060	$48,182	$61,611

NOTE 25.         SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2016, and events which occurred subsequent to December 31, 2016 but were not recognized in the consolidated financial statements.

NOTE 26.         QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2016 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$49,961	$52,050	$54,691	$56,200
Interest expense	5,782	6,159	6,773	7,091
Net interest income	44,179	45,891	47,918	49,109
Provision for loan losses	2,059	3,800	3,464	4,075
Net income available to common stockholders	19,956	18,853	20,909	21,714
Net income per common share, basic	$0.38	$0.36	$0.40	$0.41
Net income per common share, diluted	$0.37	$0.36	$0.39	$0.40

	2015 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$40,783	$44,209	$46,532	$48,451
Interest expense	3,746	3,998	4,670	5,290
Net interest income	37,037	40,211	41,862	43,161
Provision for loan losses	2,405	4,062	3,072	3,308
Net income available to common stockholders	12,955	14,346	16,233	19,726
Net income per common share, basic	$0.26	$0.28	$0.32	$0.38
Net income per common share, diluted	$0.25	$0.27	$0.31	$0.37

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2016.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria. See “Report of Management on Internal Control Over Financial Reporting.”

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.             OTHER INFORMATION.

None

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

ITEM 11.             EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.               FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a)	The following statements are filed as a part of this Annual Report on Form 10-K

(b) The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (1)

3.1	Restated Certificate of Incorporation, as amended (2)

3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (3)

3.3	Bylaws (Restated for SEC filing purposes only) (4)

4.1	Form of Common Stock Certificate (5)

4.2	Revised Form of Common Stock Certificate (6)

10.1	2005 Amended and Restated Stock Incentive Plan (7)

10.2	Amended and Restated Change in Control Agreement with William M. Foshee dated March 5, 2014 (8)

10.3	Amended and Restated Change in Control Agreement with Clarence C. Pouncey III dated March 5, 2014 (9)

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (10)

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (11)

10.6	2009 Amended and Restated Stock Incentive Plan (12)

10.7	Note Purchase Agreement, dated November 9, 2012 between the Company and the purchasers party thereto (13)

10.8	Note Purchase Agreement, dated July 15, 2015 between the Company and the purchasers party thereto (14)

10.9	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (15)

10.10	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2005 Stock Incentive Plan (15)

10.11	Form of Nonqualified Stock Option Award pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (15)

10.12	Form of Restricted Stock Award Agreement pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (16)

10.13	Loan Agreement, dated as of September 1, 2016, by and between ServisFirst Bancshares, Inc. and NexBank SSB (17)

10.14	Revolving Promissory Note dated as of September 1, 2016 (17)

10.15	Pledge and Security Agreement dated as of September 1, 2016 by and between ServisFirst Bancshares, Inc. and NexBank SSB (17)

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Consolidated Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (18)

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1) Registrant hereby incorporates by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.
(2) Registrant hereby incorporates by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed June 24, 2016.
(3) Registrant hereby incorporates by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on June 28, 2016.
(4) Registrant hereby incorporates by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2014.
(5) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10, filed on March 28, 2008.
(6) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149.
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
(13) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 15, 2012.
(14) Registrant hereby incorporates by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 20, 2015.
(15) Registrant hereby incorporates by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016.
(16) Registrant hereby incorporates by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed June 17, 2014.
(17) Registrant hereby incorporates by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K, filed September 2, 2016.
(18) Registrant hereby incorporates by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, filed on March 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	President, Chief Executive	February 28, 2017
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 28, 2017
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	February 28, 2017
Stanley M. Brock

*	Director	February 28, 2017
Michael D. Fuller

*	Director	February 28, 2017
James J. Filler

*	Director	February 28, 2017
Joseph R. Cashio

*	Director	February 28, 2017
Hatton C. V. Smith

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
February 28, 2017

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

