Form 10-Q
period 2017-03-31
ServisFirst Bancshares, Inc.
filed 2017-05-02
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 28, 2017
Common stock, $.001 par value	52,831,896

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$54,993	$56,855
Interest-bearing balances due from depository institutions	283,181	566,707
Federal funds sold	127,390	160,435
Cash and cash equivalents	465,564	783,997
Available for sale debt securities, at fair value	453,956	422,375
Held to maturity debt securities (fair value of $73,180 and $63,302 at March 31, 2017 and December 31, 2016, respectively)	72,057	62,564
Equity securities	1,034	1,024
Mortgage loans held for sale	6,599	4,675
Loans	5,151,984	4,911,770
Less allowance for loan losses	(53,892)	(51,893)
Loans, net	5,098,092	4,859,877
Premises and equipment, net	46,407	40,314
Accrued interest and dividends receivable	16,051	15,801
Deferred tax assets	26,966	27,132
Other real estate owned and repossessed assets	5,102	4,988
Bank owned life insurance contracts	115,112	114,388
Goodwill and other identifiable intangible assets	14,924	14,996
Other assets	14,301	18,317
Total assets	$6,336,165	$6,370,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,292,440	$1,281,605
Interest-bearing	4,069,092	4,138,706
Total deposits	5,361,532	5,420,311
Federal funds purchased	358,241	355,944
Other borrowings	55,169	55,262
Accrued interest payable	4,214	4,401
Other liabilities	11,861	11,641
Total liabilities	5,791,017	5,847,559
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; no shares authorized or outstanding at March 31, 2017 and December 31, 2016	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 52,812,396 shares issued and outstanding at March 31, 2017, and 52,636,896 shares issued and outstanding at December 31, 2016	53	53
Additional paid-in capital	217,195	215,932
Retained earnings	327,029	307,151
Accumulated other comprehensive income	369	(624)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	544,646	522,512
Noncontrolling interest	502	377
Total stockholders' equity	545,148	522,889
Total liabilities and stockholders' equity	$6,336,165	$6,370,448

(1) derived from audited financial statements

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$55,556	$47,247
Taxable securities	2,087	1,269
Nontaxable securities	765	858
Federal funds sold	519	73
Other interest and dividends	590	514
Total interest income	59,517	49,961
Interest expense:
Deposits	5,982	4,361
Borrowed funds	1,483	1,421
Total interest expense	7,465	5,782
Net interest income	52,052	44,179
Provision for loan losses	4,986	2,059
Net interest income after provision for loan losses	47,066	42,120
Noninterest income:
Service charges on deposit accounts	1,354	1,307
Mortgage banking	899	668
Increase in cash surrender value life insurance	724	624
Other operating income	1,569	836
Total noninterest income	4,546	3,435
Noninterest expenses:
Salaries and employee benefits	11,713	11,067
Equipment and occupancy expense	2,250	1,985
Professional services	771	738
FDIC and other regulatory assessments	997	750
Other real estate owned expense	76	449
Other operating expenses	5,460	4,301
Total non-interest expenses	21,267	19,290
Income before income taxes	30,345	26,265
Provision for income taxes	7,826	6,309
Net income	22,519	19,956
Dividends on preferred stock	-	-
Net income available to common stockholders	$22,519	$19,956

Basic earnings per common share	$0.43	$0.38

Diluted earnings per common share	$0.42	$0.38

See Notes to Consolidated Financial Statements.

5

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$22,519	$19,956
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $534 and $984 for 2017 and 2016, respectively	993	1,837
Comprehensive income	$23,512	$21,793

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2015	$-	$52	$211,546	$234,124	$3,048	$377	$449,147
Common dividends declared, $0.04 per share	-	-	-	(2,095)	-	-	(2,095)
Issue 411,000 shares of common stock upon exercise and vesting of stock options and restricted stock	-	-	1,752	-	-	-	1,752
Stock based compensation expense	-	-	343	-	-	-	343
Other comprehensive income, net of tax	-	-	-	-	1,837	-	1,837
Net income	-	-	-	19,956	-	-	19,956
Balance, March 31, 2016	$-	$52	$213,641	$251,985	$4,885	$377	$470,940

Balance, December 31, 2016	$-	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends declared, $0.05 per share	-	-	-	(2,641)	-	-	(2,641)
Issue 175,500 shares of common stock upon exercise of stock options	-	-	926	-	-	-	926
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock based compensation expense	-	-	337	-	-	-	337
Other comprehensive income, net of tax	-	-	-	-	993	-	993
Net income	-	-	-	22,519	-	-	22,519
Balance, March 31, 2017	$-	$53	$217,195	$327,029	$369	$502	$545,148

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$22,519	$19,956
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit)	(369)	(255)
Provision for loan losses	4,986	2,059
Depreciation	752	730
Accretion on acquired loans	(143)	(290)
Amortization of core deposit intangible	72	91
Net amortization of debt securities available for sale	1,001	634
(Increase) decrease in accrued interest and dividends receivable	(250)	282
Stock-based compensation expense	337	343
(Decrease) increase in accrued interest payable	(187)	1,274
Proceeds from sale of mortgage loans held for sale	32,501	27,918
Originations of mortgage loans held for sale	(33,526)	(24,091)
Gain on sale of mortgage loans held for sale	(899)	(668)
Net (gain) loss on sale of other real estate owned and repossessed assets	(36)	19
Write down of other real estate owned and repossessed assets	-	373
Losses of tax credit partnerships	(22)	38
Increase in cash surrender value of life insurance contracts	(724)	(624)
Net change in other assets, liabilities, and other operating activities	3,202	(515)
Net cash provided by operating activities	29,214	27,274
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(53,885)	(10,069)
Proceeds from maturities, calls and paydowns of securities available for sale	23,357	21,119
Purchase of securities held to maturity	(9,786)	(439)
Proceeds from maturities, calls and paydowns of securities held to maturity	293	326
Purchase of equity securities	(10)	(708)
Increase in loans	(243,562)	(124,622)
Purchase of premises and equipment	(6,844)	(2,285)
Expenditures to complete construction of other real estate owned	-	(3)
Proceeds from sale of other real estate owned and repossessed assets	426	1,013
Net cash used in investing activities	(290,011)	(115,668)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	10,835	16,808
Net (decrease) increase in interest-bearing deposits	(69,614)	99,051
Net increase in federal funds purchased	2,297	145,525
Repayment of Federal Home Loan Bank advances	(100)	(100)
Proceeds from sale of preferred stock, net	125	-
Proceeds from exercise of stock options	926	1,752
Dividends paid on common stock	(2,105)	(1,240)
Net cash provided by financing activities	(57,636)	261,796
Net (decrease) increase in cash and cash equivalents	(318,433)	173,402
Cash and cash equivalents at beginning of period	783,997	352,235
Cash and cash equivalents at end of period	$465,564	$525,637
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$7,652	$4,508
Income taxes	652	674
Income tax refund	(181)	(867)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$553	$1,076
Internally financed sales of other real estate owned	49	1,022
Dividends declared	2,641	2,095

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2016.

On December 20, 2016, the Company effected a two-for-one split of its common stock in the form of a stock dividend. Except where specifically indicated otherwise, all reported amounts in this Form 10-Q have been adjusted to give effect to this stock split.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants. All reported amounts in this Form 10-Q have been adjusted to give effect to the 2-for-1 stock split disclosed above.

	Three Months Ended March 31,
	2017	2016
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	52,745,335	52,194,726
Net income available to common stockholders	$22,519	$19,956
Basic earnings per common share	$0.43	$0.38

Weighted average common shares outstanding	52,745,335	52,194,726
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,388,387	938,894
Weighted average common and dilutive potential common shares outstanding	54,133,722	53,133,620
Net income available to common stockholders	$22,519	$19,956
Diluted earnings per common share	$0.42	$0.38

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2017 and December 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2017	(In Thousands)
Available for sale debt securities
U.S. Treasury and government sponsored agencies	$57,732	$408	$(106)	$58,034
Mortgage-backed securities	254,225	1,315	(2,155)	253,385
State and municipal securities	136,431	1,372	(268)	137,535
Corporate debt	4,996	6	-	5,002
Total	$453,384	$3,101	$(2,529)	$453,956
Held to maturity debt securities
Mortgage-backed securities	$28,658	$312	$(269)	$28,701
State and municipal securities	5,889	308	(6)	6,191
Corporate debt	37,510	794	(16)	38,288
Total	$72,057	$1,414	$(291)	$73,180

December 31, 2016
Available for sale debt securities
U.S. Treasury and government sponsored agencies	$45,998	$382	$(126)	$46,254
Mortgage-backed securities	228,843	1,515	(3,168)	227,190
State and municipal securities	139,504	1,120	(694)	139,930
Corporate debt	8,985	16	-	9,001
Total	$423,330	$3,033	$(3,988)	$422,375
Held to maturity debt securities
Mortgage-backed securities	$19,164	$321	$(245)	$19,240
State and municipal securities	5,888	315	(12)	6,191
Corporate debt	37,512	374	(15)	37,871
Total	$62,564	$1,010	$(272)	$63,302

The amortized cost and fair value of debt securities as of March 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale debt securities
Due within one year	$19,508	$19,587	$28,270	$28,400
Due from one to five years	154,295	155,590	152,347	153,003
Due from five to ten years	25,356	25,394	13,870	13,782
Mortgage-backed securities	254,225	253,385	228,843	227,190
	$453,384	$453,956	$423,330	$422,375

Held to maturity debt securities
Due from one to five years	$250	$250	$250	$250
Due from five to ten years	34,248	34,879	34,251	34,617
Due after ten years	8,901	9,350	8,899	9,195
Mortgage-backed securities	28,658	28,701	19,164	19,240
	$72,057	$73,180	$62,564	$63,302

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2017 and December 31, 2016, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2017, seven of the Company’s 802 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2017:
U.S. Treasury and government sponsored agencies	$(106)	$7,902	$-	$-	$(106)	$7,902
Mortgage-backed securities	(2,424)	188,130	-	-	(2,424)	188,130
State and municipal securities	(263)	36,644	(11)	1,412	(274)	38,056
Corporate debt	(16)	3,030	-	-	(16)	3,030
Total	$(2,809)	$235,706	$(11)	$1,412	$(2,820)	$237,118

December 31, 2016:
U.S. Treasury and government sponsored agencies	$(126)	$10,865	$-	$-	$(126)	$10,865
Mortgage-backed securities	(3,413)	174,225	-	-	(3,413)	174,225
State and municipal securities	(698)	64,502	(8)	1,021	(706)	65,523
Corporate debt	(15)	3,034	-	-	(15)	3,034
Total	$(4,252)	$252,626	$(8)	$1,021	$(4,260)	$253,647

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,061,503	$1,982,267
Real estate - construction	345,777	335,085
Real estate - mortgage:
Owner-occupied commercial	1,262,578	1,171,719
1-4 family mortgage	554,261	536,805
Other mortgage	872,955	830,683
Subtotal: Real estate - mortgage	2,689,794	2,539,207
Consumer	54,910	55,211
Total Loans	5,151,984	4,911,770
Less: Allowance for loan losses	(53,892)	(51,893)
Net Loans	$5,098,092	$4,859,877

Commercial, financial and agricultural	40.01%	40.36%
Real estate - construction	6.71%	6.82%
Real estate - mortgage:
Owner-occupied commercial	24.51%	23.86%
1-4 family mortgage	10.76%	10.93%
Other mortgage	16.94%	16.91%
Subtotal: Real estate - mortgage	52.21%	51.70%
Consumer	1.07%	1.12%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor(s) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2017 and December 31, 2016 were as follows:

		Special
March 31, 2017	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,989,337	$48,280	$23,886	$-	$2,061,503
Real estate - construction	334,480	7,639	3,658	-	345,777
Real estate - mortgage:
Owner-occupied commercial	1,248,552	6,126	7,900	-	1,262,578
1-4 family mortgage	549,371	1,161	3,729	-	554,261
Other mortgage	857,553	14,573	829	-	872,955
Total real estate - mortgage	2,655,476	21,860	12,458	-	2,689,794
Consumer	54,823	87	-	-	54,910
Total	$5,034,116	$77,866	$40,002	$-	$5,151,984

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,893,664	$61,035	$27,568	$-	$1,982,267
Real estate - construction	324,958	5,861	4,266	-	335,085
Real estate - mortgage:
Owner-occupied commercial	1,158,615	6,037	7,067	-	1,171,719
1-4 family mortgage	531,868	2,065	2,872	-	536,805
Other mortgage	818,724	11,224	735	-	830,683
Total real estate - mortgage	2,509,207	19,326	10,674	-	2,539,207
Consumer	55,135	76	-	-	55,211
Total	$4,782,964	$86,298	$42,508	$-	$4,911,770

Loans by performance status as of March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,054,524	$6,979	$2,061,503
Real estate - construction	343,116	2,661	345,777
Real estate - mortgage:
Owner-occupied commercial	1,261,205	1,373	1,262,578
1-4 family mortgage	553,190	1,071	554,261
Other mortgage	872,955	-	872,955
Total real estate - mortgage	2,687,350	2,444	2,689,794
Consumer	54,894	16	54,910
Total	$5,139,884	$12,100	$5,151,984

December 31, 2016	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,974,975	$7,292	$1,982,267
Real estate - construction	331,817	3,268	335,085
Real estate - mortgage:
Owner-occupied commercial	1,165,511	6,208	1,171,719
1-4 family mortgage	536,731	74	536,805
Other mortgage	830,683	-	830,683
Total real estate - mortgage	2,532,925	6,282	2,539,207
Consumer	55,166	45	55,211
Total	$4,894,883	$16,887	$4,911,770

Loans by past due status as of March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,023	$8	$-	$1,031	$6,979	$2,053,493	$2,061,503
Real estate - construction	363	-	-	363	2,661	342,753	345,777
Real estate - mortgage:
Owner-occupied commercial	1,001	-	-	1,001	1,373	1,260,204	1,262,578
1-4 family mortgage	215	45	-	260	1,071	552,930	554,261
Other mortgage	2,950	-	-	2,950	-	870,005	872,955
Total real estate - mortgage	4,166	45	-	4,211	2,444	2,683,139	2,689,794
Consumer	29	30	16	75	-	54,835	54,910
Total	$5,581	$83	$16	$5,680	$12,084	$5,134,220	$5,151,984

December 31, 2016	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$710	$40	$10	$760	$7,282	$1,974,225	$1,982,267
Real estate - construction	59	-	-	59	3,268	331,758	335,085
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	6,208	-	1,165,511	1,171,719
1-4 family mortgage	160	129	-	289	74	536,442	536,805
Other mortgage	95	811	-	906	-	829,777	830,683
Total real estate - mortgage	255	940	6,208	7,403	74	2,531,730	2,539,207
Consumer	52	17	45	114	-	55,097	55,211
Total	$1,076	$997	$6,263	$8,336	$10,624	$4,892,810	$4,911,770

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three months ended March 31, 2017 and March 31, 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(2,855)	-	(266)	(75)	(3,196)
Recoveries	190	16	2	1	209
Provision	2,500	(316)	2,722	80	4,986
Balance at March 31, 2017	$28,707	$4,825	$19,962	$398	$53,892

	Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(50)	(381)	-	(18)	(449)
Recoveries	3	16	97	-	116
Provision	1,391	(62)	743	(13)	2,059
Balance at March 31, 2016	$22,839	$5,005	$16,901	$400	$45,145

	As of March 31, 2017
Allowance for loan losses:
Individually Evaluated for Impairment	$5,297	$921	$1,814	$-	$8,032
Collectively Evaluated for Impairment	23,410	3,904	18,148	398	45,860

Loans:
Ending Balance	$2,061,503	$345,777	$2,689,794	$54,910	$5,151,984
Individually Evaluated for Impairment	24,230	3,705	15,084	2	43,021
Collectively Evaluated for Impairment	2,037,273	342,072	2,674,710	54,908	5,108,963

	As of December 31, 2016
Allowance for loan losses:
Individually Evaluated for Impairment	$6,607	$923	$622	$-	$8,152
Collectively Evaluated for Impairment	22,265	4,202	16,882	392	43,741

Loans:
Ending Balance	$1,982,267	$335,085	$2,539,207	$55,211	$4,911,770
Individually Evaluated for Impairment	27,922	4,314	13,350	3	45,589
Collectively Evaluated for Impairment	1,954,345	330,771	2,525,857	55,208	4,866,181

The following table presents details of the Company’s impaired loans as of March 31, 2017 and December 31, 2016, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2017
				For the three months
				ended March 31, 2017
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,001	$1,001	$-	$1,007	$16
Real estate - construction	330	333	-	333	1
Real estate - mortgage:
Owner-occupied commercial	2,561	2,725	-	2,750	40
1-4 family mortgage	2,758	2,758	-	2,831	22
Other mortgage	924	924	-	931	14
Total real estate - mortgage	6,243	6,407	-	6,512	76
Consumer	2	4	-	4	-
Total with no allowance recorded	7,576	7,745	-	7,856	93

With an allowance recorded:
Commercial, financial and agricultural	23,229	23,229	5,297	23,063	228
Real estate - construction	3,375	3,375	921	3,374	14
Real estate - mortgage:
Owner-occupied commercial	7,774	7,774	1,445	7,317	79
1-4 family mortgage	971	971	273	972	12
Other mortgage	96	96	96	287	4
Total real estate - mortgage	8,841	8,841	1,814	8,576	95
Consumer	-	-	-	-	-
Total with allowance recorded	35,445	35,445	8,032	35,013	337

Total Impaired Loans:
Commercial, financial and agricultural	24,230	24,230	5,297	24,070	244
Real estate - construction	3,705	3,708	921	3,707	15
Real estate - mortgage:
Owner-occupied commercial	10,335	10,499	1,445	10,067	119
1-4 family mortgage	3,729	3,729	273	3,803	34
Other mortgage	1,020	1,020	96	1,218	18
Total real estate - mortgage	15,084	15,248	1,814	15,088	171
Consumer	2	4	-	4	-
Total impaired loans	$43,021	$43,190	$8,032	$42,869	$430

	December 31, 2016
				For the twelve months
				ended December 31, 2016
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

Troubled Debt Restructurings (“TDR”) at March 31, 2017, December 31, 2016 and March 31, 2016 totaled $7.3 million, $7.3 million and $6.8 million, respectively. At March 31, 2017, the Company had a related allowance for loan losses of $2.3 million allocated to these TDRs, compared to $2.3 million at December 31, 2016 and $0.9 million at March 31, 2016. There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2017 and 2016.

No TDRs which were modified in the previous twelve months (i.e., the twelve months prior to default) defaulted during the three months ended March 31, 2017 or 2016. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2017, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $337,000 and $343,000 for the three months ended March 31, 2017 and 2016, respectively.

The Company’s 2005 Amended and Restated Stock Incentive Plan allows for the grant of stock options to purchase up to 6,150,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 5,550,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units. Both plans allow for the grant of incentive stock options and non-qualified stock options, and option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2017	2016
Expected volatility	29.00%	29.00%
Expected dividends	0.43%	0.60%
Expected term (in years)	6	6
Risk-free rate	2.08%	1.92%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2017 and March 31, 2016 was $11.91 and $5.77, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2017 and March 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2017:
Outstanding at January 1, 2017	2,026,334	$9.00	6.2	$57,636
Granted	51,500	38.10	9.8	(89)
Exercised	(175,500)	5.28	5.0	5,459
Forfeited	(27,000)	21.55	8.8	401
Outstanding at March 31, 2017	1,875,334	9.96	6.2	$49,540

Exercisable at March 31, 2017	928,236	$5.12	4.6	$29,013

Three Months Ended March 31, 2016:
Outstanding at January 1, 2016	2,498,834	$6.66	6.3	$42,743
Granted	198,000	19.11	9.8	-
Exercised	(411,000)	4.27	4.6	7,372
Forfeited	(9,000)	19.52	9.3	24
Outstanding at March 31, 2016	2,276,834	8.12	6.7	$32,058

Exercisable at March 31, 2016	782,836	$4.74	5.2	$13,672

As of March 31, 2017, there was $2,539,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 3.1 years.

Restricted Stock

The Company has issued 483,276 shares of restricted stock to certain officers, of which 364,500 are vested. The value of restricted stock awards is determined to be the current value of the Company’s stock at the grant date, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2017, there was $448,000 of total unrecognized compensation expense related to non-vested restricted stock. The expense is expected to be recognized evenly over the remaining 1.5 years of the restricted stock’s vesting period.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2017 and December 31, 2016 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt the provisions of this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. In so doing, the Company recognized a $2.3 million reduction in its provision for income taxes in the first quarter of 2016, $4.8 million during the year ended December 31, 2016 and $2.1 million in the first quarter of 2017, related to the exercise and vesting of stock options and restricted stock. Prior to the adoption of ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) – Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period” (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M). Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on its financial statements. The Company has enhanced its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company has begun to scope its general ledger revenue items and assess its contracts with customers to identify its performance obligations and will continue to evaluate the impact of adoption on its noninterest income and on its disclosures.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. Adoption of this standard has not affected the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently reviewing its portfolio of debt securities to determine the impact that this ASU will have on its consolidated financial statements.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,978,000 during the three months ended March 31, 2017, and $911,000 during the three months ended March 31, 2016.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $30,000 and $392,000 was recognized during the three months ended March 31, 2017 and March 31, 2016, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were no residential real estate loan foreclosures classified as OREO as of March 31, 2017, compared to $189,000 as of December 31, 2016.

Two residential real estate loans totaling $77,000 were in the process of being foreclosed as of March 31, 2017. No residential real estate loans were in the process of being foreclosed as of December 31, 2016.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$58,034	$-	$58,034
Mortgage-backed securities	-	253,385	-	253,385
State and municipal securities	-	137,535	-	137,535
Corporate debt	-	5,002	-	5,002
Total assets at fair value	$-	$453,956	$-	$453,956

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$46,254	$-	$46,254
Mortgage-backed securities	-	227,190	-	227,190
State and municipal securities	-	139,930	-	139,930
Corporate debt	-	9,001	-	9,001
Total assets at fair value	$-	$422,375	$-	$422,375

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$34,989	$34,989
Other real estate owned and repossessed assets	-	-	5,102	5,102
Total assets at fair value	$-	$-	$40,091	$40,091

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$37,437	$37,437
Other real estate owned	-	-	4,988	4,988
Total assets at fair value	$-	$-	$42,425	$42,425

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$338,174	$338,174	$623,562	$623,562

Level 2 inputs:
Available for sale debt securities	$453,956	$453,956	$422,375	$422,375
Held to maturity debt securities	34,547	34,892	25,052	25,431
Equity securities	1,034	1,034	1,024	1,024
Federal funds sold	127,390	127,390	160,435	160,435
Mortgage loans held for sale	6,599	6,718	4,675	4,736
Bank owned life insurance contracts	115,112	115,112	114,388	114,388

Level 3 Inputs:
Held to maturity debt securities	$37,510	$38,288	$37,512	$37,871
Loans, net	5,098,092	5,111,532	4,859,877	4,872,689

Financial Liabilities:
Level 2 inputs:
Deposits	$5,361,532	$5,358,573	$5,420,311	$5,417,320
Federal funds purchased	358,241	358,241	355,944	355,944
Other borrowings	55,169	54,234	55,262	54,203

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2017, and events which occurred subsequent to March 31, 2017 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and March 31, 2016.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through nineteen full-service banking offices located in Alabama, Tampa Bay, Florida, the panhandle of Florida, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, and Nashville, Tennessee. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of March 31, 2017, we had consolidated total assets of $6.34 billion, down $30.0 million, or 0.5%, from total assets of $6.37 billion at December 31, 2016. Total loans were $5.15 billion at March 31, 2017, up $240.0 million, or 4.9%, from $4.91 billion at December 31, 2016. Total deposits were $5.36 billion at March 31, 2017, down $60.0 million, or 1.1%, from $5.42 billion at December 31, 2016.

Net income available to common stockholders for the quarter ended March 31, 2017 was $22.5 million, up $2.5 million, or 12.5%, from $20.0 million for the quarter ended March 31, 2016. Basic and diluted earnings per common share were $0.43 and $0.42, respectively, for the three months ended March 31, 2017, compared to $0.38 and $0.38, respectively, for the corresponding period in 2016. This increase in net income was primarily attributable to increased net interest income of $7.9 million resulting from a $1.01 billion, or 20.1%, increase in average interest-earning assets from the quarter ended March 31, 2016 to the corresponding period in 2017. This increase in net interest income and average interest-earning assets is further explained in “Results of Operations - Net Interest Income” below.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Financial Condition

Cash and Cash Equivalents

At March 31, 2017, we had $127.4 million in federal funds sold, compared to $160.4 million at December 31, 2016. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2017, we had $281.7 million in balances at the Federal Reserve, compared to $565.1 million at December 31, 2016. Our decrease in federal funds sold and balances at the Federal Reserve were the result of loan growth and a decline in deposits during the first quarter of 2017.

Investment Securities

Debt securities available for sale totaled $454.0 million at March 31, 2017 and $422.4 million at December 31, 2016. Investment securities held to maturity totaled $72.1 million at March 31, 2017 and $62.6 million at December 31, 2016. We had pay downs of $11.0 million on mortgage-backed securities and calls and maturities of $8.1 million on municipal securities during the first three months of 2017. We bought $6.9 million of U.S. Treasury and government sponsored agency securities, $5.1 million of municipal securities and $40.6 million of mortgage-backed securities during the first three months of 2017. Seven government sponsored agency securities bought during the first three months of 2017 were classified as held to maturity. All other securities bought during the period are classified as available for sale.

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

All securities held are traded in liquid markets. As of March 31, 2017, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $30,000 and certain securities of First National Bankers Bank in which we invested $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). We bought $37.5 million of bank holding company subordinated notes during the second half of 2016. All such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2017 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $245.3 million and $246.0 million as of March 31, 2017 and December 31, 2016, respectively.

Loans

We had total loans of $5.15 billion at March 31, 2017, up $0.24 billion, or 4.9%, compared to $4.91 billion at December 31, 2016. At March 31, 2017, the percentage of our total loans in each of our markets was as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	43.9%
Huntsville, AL MSA	10.0%
Dothan, AL MSA	9.6%
Montgomery, AL MSA	7.4%
Mobile, AL MSA	6.1%
Total Alabama MSAs	77.0%
Pensacola-Ferry Pass-Brent, FL MSA	6.5%
Tampa-St. Petersburg-Clearwater, FL MSA	1.3%
Total Florida MSAs	7.8%
Atlanta-Sandy Springs-Roswell, GA MSA	4.0%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	8.5%
Charleston-North Charleston, SC MSA	2.7%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2017.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2017	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$28,707	40.01%
Real estate - construction	4,825	6.71%
Real estate - mortgage	19,962	52.21%
Consumer	398	1.07%
Total	$53,892	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2016	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$28,872	40.36%
Real estate - construction	5,125	6.82%
Real estate - mortgage	17,504	51.70%
Consumer	392	1.12%
Total	$51,893	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $12.1 million at March 31, 2017 compared to $16.9 million at December 31, 2016. Of this total, nonaccrual loans of $12.1 million at March 31, 2017 represented a net increase of $1.5 million from nonaccrual loans at December 31, 2016. Excluding credit card accounts, there were no loans 90 or more days past due and still accruing at March 31, 2017, compared to one loan 90 or more days past due and still accruing totaling $6.2 million at December 31, 2016. Troubled Debt Restructurings (“TDR”) at March 31, 2017 were $7.3 million, unchanged compared to December 31, 2016. There were no loans newly classified as a TDR or renewals of existing TDRs for the three months ended March 31, 2017 or 2016.

OREO and repossessed assets increased to $5.1 million at March 31, 2017, from $5.0 million at December 31, 2016. The total number of OREO and repossessed asset accounts was 12 for both March 31, 2017 and December 31, 2016. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$4,988	$5,392
Transfers from loans and capitalized expenses	553	1,079
Proceeds from sales	(426)	(1,013)
Internally financed sales	(49)	(1,022)
Write-downs / net gain (loss) on sales	36	(392)
Balance at end of period	$5,102	$4,044

The following table summarizes our nonperforming assets and TDRs at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$6,979	16	$7,282	13
Real estate - construction	2,661	4	3,268	5
Real estate - mortgage:
Owner-occupied commercial	1,373	1	-	-
1-4 family mortgage	1,071	4	74	1
Other mortgage	-	-	-	-
Total real estate - mortgage	2,444	5	74	1
Consumer	-	-	-	-
Total Nonaccrual loans:	$12,084	25	$10,624	19

90+ days past due and accruing:
Commercial, financial and agricultural	$-	-	$10	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	1
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	6,208	1
Consumer	16	5	45	10
Total 90+ days past due and accruing:	$16	5	$6,263	12

Total Nonperforming Loans:	$12,100	30	$16,887	31

Plus: Other real estate owned and repossessions	5,102	12	4,988	12
Total Nonperforming Assets	$17,202	42	$21,875	43

Restructured accruing loans:
Commercial, financial and agricultural	$345	1	$354	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	191	1	204	1
Total real estate - mortgage	191	1	204	1
Consumer	-	-	-	-
Total restructured accruing loans:	$536	2	$558	2
Total Nonperforming assets and restructured accruing loans	$17,738	44	$22,433	45

Ratios:
Nonperforming loans to total loans	0.23%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.33%		0.44%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.34%		0.46%

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

Impaired Loans and Allowance for Loan Losses

As of March 31, 2017, we had impaired loans of $43.0 million inclusive of nonaccrual loans, a decrease of $2.6 million from $45.6 million as of December 31, 2016. This decrease is attributable to loan charge-offs totaling $2.7 million, OREO transfers and repossessions of $1.4 million, net pay downs of $0.6 million, partially offset by $2.1 million of loans newly classified as specifically impaired. We allocated $8.0 million of our allowance for loan losses at March 31, 2017 to these impaired loans, a decrease of $0.2 million compared to $8.2 million as of December 31, 2016. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $43.0 million of impaired loans reported as of March 31, 2017, $24.2 million were commercial, financial and agricultural loans, $3.7 million were real estate – construction loans, and $15.1 million were real estate - mortgage loans.

Deposits

Total deposits decreased by $60.0 million to $5.36 billion at March 31, 2017 compared to $5.42 billion at December 31, 2016. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $358.2 million and $355.9 million at March 31, 2017 and December 31, 2016, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.86% for the quarter ended March 31, 2017. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012;
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015; and
•	$0.5 million of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2017, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $772.5 million. Additionally, the Bank had borrowing availability of approximately $473.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we may need additional funding if we are able to maintain our current growth rate into the future. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings.”

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2017. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period

	Total	1 year or less	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$4,824,315	$-	$-	$-	$-
Certificates of deposit (2)	537,217	306,953	155,604	71,516	3,144
Federal funds purchased	358,241	358,241	-	-	-
Subordinated notes payable	55,250	-	500	-	54,750
Operating lease commitments	19,490	3,936	6,667	4,204	4,683
Total	$5,794,513	$669,130	$162,771	$75,720	$62,577

(1)  Excludes interest.

(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.  The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2017, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2017.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2017, December 31, 2016 and March 31, 2016:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$530,034	9.67%	$246,744	4.50%	N/A	N/A
ServisFirst Bank	582,483	10.63%	246,695	4.50%	$356,338	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	530,536	9.68%	328,992	6.00%	N/A	N/A
ServisFirst Bank	582,985	10.63%	328,927	6.00%	438,570	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	639,597	11.66%	438,656	8.00%	N/A	N/A
ServisFirst Bank	637,377	11.63%	438,570	8.00%	548,212	10.00%
Tier 1 Capital to Average Assets:
Consolidated	530,536	8.46%	250,867	4.00%	N/A	N/A
ServisFirst Bank	582,985	9.30%	250,848	4.00%	313,560	5.00%

As of December 31, 2016:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$508,982	9.78%	$234,262	4.50%	N/A	N/A
ServisFirst Bank	560,731	10.77%	234,232	4.50%	$338,335	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	509,359	9.78%	312,350	6.00%	N/A	N/A
ServisFirst Bank	561,108	10.78%	312,309	6.00%	416,413	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	616,415	11.84%	416,467	8.00%	N/A	N/A
ServisFirst Bank	613,501	11.79%	416,413	8.00%	520,516	10.00%
Tier 1 Capital to Average Assets:
Consolidated	509,359	8.22%	247,777	4.00%	N/A	N/A
ServisFirst Bank	561,108	9.06%	247,760	4.00%	309,700	5.00%

As of March 31, 2016:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$451,402	9.90%	$205,210	4.50%	N/A	N/A
ServisFirst Bank	461,663	10.13%	205,152	4.50%	$296,331	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	451,779	9.91%	273,613	6.00%	N/A	N/A
ServisFirst Bank	462,040	10.13%	273,537	6.00%	364,715	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	552,569	12.12%	364,818	8.00%	N/A	N/A
ServisFirst Bank	507,685	11.14%	364,715	8.00%	455,894	10.00%
Tier 1 Capital to Average Assets:
Consolidated	451,779	8.65%	208,832	4.00%	N/A	N/A
ServisFirst Bank	462,040	8.85%	208,814	4.00%	261,018	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. During the first quarter of 2017, we funded an initial reserve for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. As of March 31, 2017, we had total reserves of $0.5 million.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $368,000 as of March 31, 2017 and December 31, 2016 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at March 31, 2017 are as follows:

March 31, 2017
(In Thousands)
Commitments to extend credit	$1,739,575
Credit card arrangements	108,238
Standby letters of credit	34,668
$1,882,481

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2017 was $22.5 million compared to net income and net income available to common stockholders of $20.0 million for the three months ended March 31, 2016. The increase in net income was primarily attributable to a $7.9 million increase in net interest income as a result of growth in average earning assets and a $1.1 million increase in non-interest income, offset by a $2.0 million increase in non-interest expense.

Basic and diluted net income per common share were $0.43 and $0.42, respectively, for the three months ended March 31, 2017, compared to $0.38 and $0.38, respectively, for the corresponding period in 2016. Return on average assets for the three months ended March 31, 2017 was 1.45% compared to 1.53% for the corresponding period in 2016, and return on average stockholders’ equity for the three months ended March 31, 2017 was 17.09% compared to 17.39% for the corresponding period in 2016.

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

Taxable-equivalent net interest income increased $7.8 million, or 17.4%, to $52.5 million for the three months ended March 31, 2017 compared to $44.7 million for the corresponding period in 2016. This increase was primarily attributable to a $1.01 billion increase in average earning assets, or 20.1%, year over year. The taxable-equivalent yield on interest-earning assets was flat at 4.03% year over year. The yield on loans for the three months ended March 31, 2017 was 4.51% compared to 4.48% for the corresponding period in 2016. The cost of total interest-bearing liabilities increased to 0.68% for the three months ended March 31, 2017 from 0.63% for the corresponding period in 2016. Net interest margin for the three months ended March 31, 2017 decreased four basis points to 3.53% from 3.57% for the corresponding period in 2016.

The following table shows, for the three months ended March 31, 2017 and March 31, 2016, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2017			2016
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)
Taxable	$4,976,933	$55,282	4.50%	$4,230,057	$47,079	4.48%
Tax-exempt (3)	27,322	318	4.72	10,281	143	5.59
Total loans, net of unearned income	5,004,255	55,600	4.51	4,240,338	47,222	4.48
Mortgage loans held for sale	5,637	57	4.10	6,084	70	4.63
Investment securities:
Taxable	368,349	2,087	2.27	221,722	1,267	2.29
Tax-exempt (3)	132,578	1,145	3.45	137,763	1,304	3.79
Total investment securities (4)	500,927	3,232	2.58	359,485	2,571	2.86
Federal funds sold	234,460	519	0.90	48,390	73	0.61
Equity securities	1,030	4	1.57	4,962	47	3.81
Interest-bearing balances with banks	295,648	586	0.80	373,339	469	0.51
Total interest-earning assets	$6,041,957	$59,998	4.03%	$5,032,598	$50,452	4.03%
Non-interest-earning assets:
Cash and due from banks	59,697			61,578
Net premises and equipment	44,739			21,023
Allowance for loan losses, accrued interest and other assets	138,289			126,491
Total assets	$6,284,682			$5,241,690

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$789,273	$733	0.38%	$665,039	$581	0.35%
Savings deposits	50,461	41	0.33	41,055	30	0.29
Money market accounts	2,694,225	3,876	0.58	1,979,727	2,490	0.51
Time deposits (5)	530,000	1,332	1.02	507,605	1,260	1.00
Total interest-bearing deposits	4,063,959	5,982	0.60	3,193,426	4,361	0.55
Federal funds purchased	359,747	766	0.86	441,309	703	0.64
Other borrowings	55,239	717	5.26	55,630	718	5.19
Total interest-bearing liabilities	$4,478,945	$7,465	0.68	$3,690,365	$5,782	0.63
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,254,496			1,077,613
Other liabilities	16,809			12,194
Stockholders' equity	535,232			457,218
Unrealized gains on securities and derivatives	(800)			4,300
Total liabilities and stockholders' equity	$6,284,682			$5,241,690
Net interest income		$52,533			$44,670
Net interest spread			3.35%			3.40%
Net interest margin			3.53%			3.57%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $775,000 and $409,000 are included in interest income in 2017 and 2016, respectively.

(2)	Accretion on acquired loan discounts of $143,000 and $290,000 are included in interest income in 2017 and 2016, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(4)	Unrealized (losses) gains of $(1,232,000) and $6,615,000 are excluded from the yield calculation in 2017 and 2016, respectively.
(5)	Accretion on acquired CD premiums of $32,000 and $92,000 are included in interest in 2017 and 2016, respectively.

	For the Three Months Ended March 31,
	2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$8,296	$(93)	$8,203
Tax-exempt	201	(26)	175
Total loans, net of unearned income	8,497	(119)	8,378
Mortgages held for sale	(5)	(8)	(13)
Debt securities:
Taxable	831	(11)	820
Tax-exempt	(48)	(111)	(159)
Total debt securities	783	(122)	661
Federal funds sold	398	48	446
Equity securities	(24)	(19)	(43)
Interest-bearing balances with banks	(113)	230	117
Total interest-earning assets	9,536	10	9,546

Interest-bearing liabilities:
Interest-bearing demand deposits	113	39	152
Savings	8	3	11
Money market accounts	991	395	1,386
Time deposits	56	16	72
Total interest-bearing deposits	1,168	453	1,621
Federal funds purchased	(146)	209	63
Other borrowed funds	(5)	4	(1)
Total interest-bearing liabilities	1,017	666	1,683
Increase in net interest income	$8,519	$(656)	$7,863

Our growth in loans continues to drive favorable volume component change and overall change. However, we have experienced an unfavorable variance relating to the interest rate component because yields on loans have not increased as much as rates paid on deposits. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Growth in non-interest bearing deposits has also contributed to our growth in net interest income.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2017, total loans rated Special Mention, Substandard, and Doubtful were $117.9 million, or 2.3% of total loans, compared to $128.9 million, or 2.6% of total loans, at December 31, 2016. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $5.0 million for the three months ended March 31, 2017, an increase of $2.9 million from $2.1 million for the three months ended March 31, 2016. Net credit charge-offs to quarter-to-date average loans were 0.24% at March 31, 2017, a 15 basis point increase compared to 0.09% for the fourth quarter of 2016 and a 21 basis point increase compared to 0.03% for the first quarter of 2016. Nonperforming loans decreased to $12.1 million, or 0.23% of total loans, at March 31, 2017 from $16.9 million, or 0.34% of total loans, at December 31, 2016, and were higher than $6.6 million, or 0.15% of total loans, at March 31, 2016. Impaired loans decreased to $43.0 million, or 0.83% of total loans, at March 31, 2017, compared to $45.6 million, or 0.93% of total loans, at December 31, 2016. The allowance for loan losses totaled $53.9 million, or 1.05% of total loans, net of unearned income, at March 31, 2017, compared to $51.9 million, or 1.06% of loans, net of unearned income, at December 31, 2016.

Noninterest Income

Noninterest income totaled $4.5 million for the three months ended March 31, 2017, an increase of $1.1 million, or 32.4%, compared to the corresponding period in 2016. Service charges on deposit accounts increased $0.1 million during the three months ended March 31, 2017 from $1.3 million during the corresponding period in 2016. Mortgage banking income increased $0.2 million to $0.9 million during the three months ended March 31, 2017 from $0.7 million during the corresponding period in 2016, resulting from increases in average profit margin per loan originated. Credit card income increased $0.7 million to $1.2 million during the three months ended March 31, 2017 compared to $0.5 million during the corresponding period in 2016, resulting from an 84% increase in the amount of purchases year over year. The number of credit card accounts increased by 3,715, or 35%, from March 31, 2016 to March 31, 2017.

Noninterest Expense

Noninterest expense totaled $21.3 million for the three months ended March 31, 2017, an increase of $2.0 million, or 10.4%, compared to $19.3 million for the corresponding period in 2016. Increases in expenses primarily relate to our continued expansion, both within existing markets and into our newer markets, the Tampa Bay area of Florida, Atlanta, Georgia and Charleston, South Carolina.

Further details of expenses are as follows:

•	Salary and benefit expense increased $0.6 million, or 5.4%, to $11.7 million for the three months ended March 31, 2017 from $11.1 million for the corresponding period in 2016. Seven new sales officers were added during the first quarter of 2017, while two sales officers left the Bank. Four net new sales officers were added in the Tampa Bay area of Florida, our newest region. We had 425 total employees as of March 31, 2017 compared to 396 as of March 31, 2016, an 7.3% increase.

•	Occupancy expense increased $0.3 million, or 15.0%, to $2.3 million for the three months ended March 31, 2017 from $2.0 million for the corresponding period in 2016. New main offices were opened in our Tampa Bay, Florida and Charleston, South Carolina regions since the beginning of 2016, contributing to the increase in occupancy expense. Also, we accelerated depreciation of leasehold improvements for our headquarters building in Birmingham, Alabama to coincide with the date we move into our new headquarters building, which we anticipate will be in the second half of 2017.

•	FDIC insurance assessments increased $0.2 million as a result asset growth and, to a lesser extent, a change in the assessment rates which took effect in the third quarter of 2016.

•	Expenses related to other real estate owned decreased to $0.1 million for the three months ended March 31, 2017 from $0.4 million for the corresponding period in 2016. Fewer properties in OREO and no writedowns during the first quarter of 2017 contributed to this decrease.

•	Other operating expenses increased $1.2 million, or 27.9%, to $5.5 million for the three months ended March 31, 2017 from $4.3 million for the corresponding period in 2016. Sales taxes paid in connection with the construction of our new headquarters building in Birmingham contributed approximately $0.2 million of this increase. Higher loan origination expenses and credit card processing charges also contributed to the increase in other operating expenses.

	Three Months Ended March 31,
	2017	2016	$ change	% change
	(Dollars In Thousands)
Non-interest income:
Service charges on deposit accounts	$1,354	$1,307	$47	3.6%
Mortgage banking	899	668	231	34.6%
Increase in cash surrender value of life insurance	724	624	100	16.0%
Other operating income	1,569	836	733	87.7%
Total non-interest income	$4,546	$3,435	$1,111	32.3%

Non-interest expense:
Salaries and benefits	$11,713	$11,067	$646	5.8%
Equipment and occupancy expense	2,250	1,985	265	13.4%
Professional services	771	738	33	4.5%
FDIC and other regulatory assessments	997	750	247	32.9%
Other real estate owned expense	76	449	(373)	(83.1)%
Other operating expense	5,460	4,301	1,159	26.9%
Total non-interest expense	$21,267	$19,290	$1,977	10.2%

Income Tax Expense

Income tax expense was $7.8 million for the three months ended March 31, 2017 versus $6.3 million for the same period in 2016. Our effective tax rate for the three months ended March 31, 2017 was 25.8%, compared to 24.0% for the corresponding period in 2016. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock of $2.1 million in the first quarter of 2017, compared to $2.3 million in the first quarter of 2016. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2016, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2016 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2017. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

SERVISFIRST BANCSHARES, INC.

Date: May 2, 2017	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 2, 2017	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

