Form 10-Q
period 2017-06-30
ServisFirst Bancshares, Inc.
filed 2017-08-01
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]   Accelerated filer [_]   Non-accelerated filer [_]   Smaller reporting company [_]   Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 28, 2017
Common stock, $.001 par value	52,932,230

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$71,181	$56,855
Interest-bearing balances due from depository institutions	134,694	566,707
Federal funds sold	49,443	160,435
Cash and cash equivalents	255,318	783,997
Available for sale debt securities, at fair value	438,808	422,375
Held to maturity debt securities (fair value of $80,532 and $63,302 at June 30, 2017 and December 31, 2016, respectively)	79,257	62,564
Restricted equity securities	1,037	1,024
Mortgage loans held for sale	5,673	4,675
Loans	5,343,688	4,911,770
Less allowance for loan losses	(55,059)	(51,893)
Loans, net	5,288,629	4,859,877
Premises and equipment, net	51,797	40,314
Accrued interest and dividends receivable	16,770	15,801
Deferred tax assets	26,392	27,132
Other real estate owned and repossessed assets	3,891	4,988
Bank owned life insurance contracts	125,896	114,388
Goodwill and other identifiable intangible assets	14,855	14,996
Other assets	21,276	18,317
Total assets	$6,329,599	$6,370,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,373,353	$1,281,605
Interest-bearing	4,021,457	4,138,706
Total deposits	5,394,810	5,420,311
Federal funds purchased	300,226	355,944
Other borrowings	55,075	55,262
Accrued interest payable	3,513	4,401
Other liabilities	8,889	11,641
Total liabilities	5,762,513	5,847,559
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; no shares authorized or outstanding at June 30, 2017 and December 31, 2016	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 52,909,362 shares issued and outstanding at June 30, 2017, and 52,636,896 shares issued and outstanding at December 31, 2016	53	53
Additional paid-in capital	217,271	215,932
Retained earnings	348,517	307,151
Accumulated other comprehensive income	743	(624)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	566,584	522,512
Noncontrolling interest	502	377
Total stockholders' equity	567,086	522,889
Total liabilities and stockholders' equity	$6,329,599	$6,370,448

(1) Derived from audited financial statements.

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$59,912	$49,210	$115,468	$96,457
Taxable securities	2,274	1,238	4,361	2,507
Nontaxable securities	752	834	1,517	1,692
Federal funds sold	287	210	806	283
Other interest and dividends	313	558	903	1,072
Total interest income	63,538	52,050	123,055	102,011
Interest expense:
Deposits	6,321	4,633	12,303	8,994
Borrowed funds	1,650	1,526	3,133	2,947
Total interest expense	7,971	6,159	15,436	11,941
Net interest income	55,567	45,891	107,619	90,070
Provision for loan losses	4,381	3,800	9,367	5,859
Net interest income after provision for loan losses	51,186	42,091	98,252	84,211
Noninterest income:
Service charges on deposit accounts	1,382	1,306	2,736	2,613
Mortgage banking	1,064	901	1,963	1,569
Credit card income	1,189	572	2,368	1,041
Securities (losses) gains	-	(3)	-	(3)
Increase in cash surrender value life insurance	785	655	1,509	1,279
Other operating income	385	416	775	783
Total noninterest income	4,805	3,847	9,351	7,282
Noninterest expenses:
Salaries and employee benefits	12,031	10,733	23,744	21,800
Equipment and occupancy expense	2,265	2,023	4,505	4,008
Professional services	808	999	1,579	1,737
FDIC and other regulatory assessments	1,081	803	2,078	1,553
OREO expense	56	41	132	490
Other operating expenses	5,634	4,905	11,104	9,206
Total noninterest expenses	21,875	19,504	43,142	38,794
Income before income taxes	34,116	26,434	64,461	52,699
Provision for income taxes	9,952	7,558	17,778	13,867
Net income	24,164	18,876	46,683	38,832
Preferred stock dividends	31	23	31	23
Net income available to common stockholders	$24,133	$18,853	$46,652	$38,809

Basic earnings per common share	$0.46	$0.36	$0.88	$0.74

Diluted earnings per common share	$0.45	$0.36	$0.86	$0.73

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$24,164	$18,876	$46,683	$38,832
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale, net of tax of $201 and $736 for the three and six months ended June 30, 2017, respectively, and $272 and $1,256 for the three and six months ended June 30, 2016, respectively	374	520	1,367	2,354
Reclassification adjustment for net losses on sale of securities, net of tax of $1 for the three and six months ended June 30, 2016	-	2	-	2
Other comprehensive income, net of tax	374	522	1,367	2,356
Comprehensive income	$24,538	$19,398	$48,050	$41,188

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2015	$52	$211,546	$234,124	$3,048	$377	$449,147
Common dividends paid, $0.04 per share	-	-	(2,095)	-	-	(2,095)
Common dividends declared, $.04 per share	-	-	(2,099)	-	-	(2,099)
Preferred dividends paid	-	-	(23)	-	-	(23)
Issue 549,500 shares of common stock upon exercise of stock options	-	2,339	-	-	-	2,339
Stock based compensation expense	-	640	-	-	-	640
Other comprehensive income, net of tax	-	-	-	2,356	-	2,356
Net income	-	-	38,832	-	-	38,832
Balance, June 30, 2016	$52	$214,525	$268,739	$5,404	$377	$489,097

Balance, December 31, 2016	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends paid, $0.05 per share	-	-	(2,641)	-	-	(2,641)
Common dividends declared, $0.05 per share	-	-	(2,645)	-	-	(2,645)
Preferred dividends paid	-	-	(31)	-	-	(31)
Issue 272,466 shares of common stock upon exercise of stock options	-	717	-	-	-	717
Issue 125 shares of REIT preferred stock	-	-	-	-	125	125
Stock based compensation expense	-	622	-	-	-	622
Other comprehensive income, net of tax	-	-	-	1,367	-	1,367
Net income	-	-	46,683	-	-	46,683
Balance, June 30, 2017	$53	$217,271	$348,517	$743	$502	$567,086

See Notes to Consolidated Financial Statements.

  SERVISFIRST BANCSHARES, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$46,683	$38,832
Adjustments to reconcile net income to net cash provided by
Deferred tax	4	440
Provision for loan losses	9,367	5,859
Depreciation	1,501	1,480
Accretion on acquired loans	(267)	(624)
Amortization of core deposit intangible	141	176
Net amortization of debt securities available for sale	1,999	1,288
(Increase) decrease in accrued interest and dividends receivable	(969)	211
Stock-based compensation expense	622	640
(Decrease) increase in accrued interest payable	(888)	507
Proceeds from sale of mortgage loans held for sale	71,518	61,054
Originations of mortgage loans held for sale	(70,553)	(59,169)
Loss on sale of debt securities available for sale	-	3
Gain on sale of mortgage loans held for sale	(1,963)	(1,569)
Net (gain) loss on sale of other real estate owned and repossessed assets	(53)	39
Write down of other real estate owned and repossessed assets	4	397
Losses of tax credit partnerships	7	176
Increase in cash surrender value of life insurance contracts	(1,509)	(1,279)
Net change in other assets, liabilities, and other operating activities	(9,379)	(7,563)
Net cash provided by operating activities	46,265	40,898
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(60,627)	(15,119)
Proceeds from sale of debt securities available for sale	-	6,085
Proceeds from maturities, calls and paydowns of debt securities available for sale	45,325	34,255
Purchase of debt securities held to maturity	(20,786)	(439)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	4,093	1,203
Purchase of equity securities	(10)	(708)
Increase in loans	(438,253)	(325,496)
Purchase of premises and equipment	(12,984)	(5,267)
Purchase of bank-owned life insurance contracts	(10,000)	(10,000)
Expenditures to complete construction of other real estate owned	-	(3)
Proceeds from sale of other real estate owned and repossessed assets	1,547	1,575
Investment in tax credit partnerships	-	(2,491)
Net cash used in investing activities	(491,695)	(316,405)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	91,748	132,201
Net (decrease) increase in interest-bearing deposits	(117,249)	311,706
Net (decrease) increase in federal funds purchased	(55,718)	68,070
Repayment of Federal Home Loan Bank advances	(200)	(200)
Proceeds from sale of preferred stock, net	125	-
Proceeds from exercise of stock options and warrants	717	2,339
Dividends paid on common stock	(2,641)	(2,095)
Dividends paid on preferred stock	(31)	(23)
Net cash (used in) provided by financing activities	(83,249)	511,998
Net (decrease) increase in cash and cash equivalents	(528,679)	236,491
Cash and cash equivalents at beginning of period	783,997	352,235
Cash and cash equivalents at end of period	$255,318	$588,726
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$16,324	$11,434
Income taxes	22,363	17,546
Income tax refund	(182)	-
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$586	$2,036
Internally financed sales of other real estate owned	185	1,157
Dividends declared	2,645	2,099

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants. All reported amounts in this Form 10-Q have been adjusted to give effect to the two-for-one stock split discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	52,864,761	52,425,726	52,805,378	52,340,390
Net income available to common stockholders	$24,133	$18,853	$46,652	$38,809
Basic earnings per common share	$0.46	$0.36	$0.88	$0.74

Weighted average common shares outstanding	52,864,761	52,425,726	52,805,378	52,340,390
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,235,843	1,026,800	1,311,694	952,684
Weighted average common and dilutive potential common shares outstanding	54,100,604	53,452,526	54,117,072	53,293,074
Net income available to common stockholders	$24,133	$18,853	$46,652	$38,809
Diluted earnings per common share	$0.45	$0.36	$0.86	$0.73

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2017 and December 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
June 30, 2017	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$56,778	$419	$(72)	$57,125
Mortgage-backed securities	241,613	1,267	(1,609)	241,271
State and municipal securities	139,273	1,298	(159)	140,412
Total	437,664	2,984	(1,840)	438,808
Securities Held to Maturity
Mortgage-backed securities	27,858	303	(224)	27,937
State and municipal securities	5,890	306	-	6,196
Corporate debt	45,509	890	-	46,399
Total	$79,257	$1,499	$(224)	$80,532

December 31, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$45,998	$382	$(126)	$46,254
Mortgage-backed securities	228,843	1,515	(3,168)	227,190
State and municipal securities	139,504	1,120	(694)	139,930
Corporate debt	8,985	16	-	9,001
Total	423,330	3,033	(3,988)	422,375
Securities Held to Maturity
Mortgage-backed securities	19,164	321	(245)	19,240
State and municipal securities	5,888	315	(12)	6,191
Corporate debt	37,512	374	(15)	37,871
Total	$62,564	$1,010	$(272)	$63,302

The amortized cost and fair value of debt securities as of June 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$11,487	$11,516	$28,270	$28,400
Due from one to five years	155,256	156,552	152,347	153,003
Due from five to ten years	28,918	29,082	13,870	13,782
Due after ten years	390	387	-	-
Mortgage-backed securities	241,613	241,271	228,843	227,190
	$437,664	$438,808	$423,330	$422,375

Debt securities held to maturity
Due from one to five years	$3,250	$3,266	$250	$250
Due from five to ten years	34,246	35,005	34,251	34,617
Due after ten years	13,903	14,324	8,899	9,195
Mortgage-backed securities	27,858	27,937	19,164	19,240
	$79,257	$80,532	$62,564	$63,302

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2017 and December 31, 2016, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2017, nine of the Company’s 813 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2017
U.S. Treasury and government sponsored agencies	$(72)	$4,859	$-	$-	$(72)	$4,859
Mortgage-backed securities	(1,813)	144,440	(20)	1,021	(1,833)	145,461
State and municipal securities	(143)	32,820	(16)	1,582	(159)	34,402
Total	$(2,028)	$182,119	$(36)	$2,603	$(2,064)	$184,722

December 31, 2016
U.S. Treasury and government sponsored agencies	$(126)	$10,865	$-	$-	$(126)	$10,865
Mortgage-backed securities	(3,413)	174,225	-	-	(3,413)	174,225
State and municipal securities	(698)	64,502	(8)	1,021	(706)	65,523
Corporate debt	(15)	3,034	-	-	(15)	3,034
Total	$(4,252)	$252,626	$(8)	$1,021	$(4,260)	$253,647

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,123,498	$1,982,267
Real estate - construction	395,398	335,085
Real estate - mortgage:
Owner-occupied commercial	1,272,659	1,171,719
1-4 family mortgage	565,121	536,805
Other mortgage	931,788	830,683
Subtotal: Real estate - mortgage	2,769,568	2,539,207
Consumer	55,224	55,211
Total Loans	5,343,688	4,911,770
Less: Allowance for loan losses	(55,059)	(51,893)
Net Loans	$5,288,629	$4,859,877

Commercial, financial and agricultural	39.74%	40.36%
Real estate - construction	7.40%	6.82%
Real estate - mortgage:
Owner-occupied commercial	23.82%	23.86%
1-4 family mortgage	10.57%	10.93%
Other mortgage	17.44%	16.91%
Subtotal: Real estate - mortgage	51.83%	51.70%
Consumer	1.03%	1.12%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,051,745	$40,323	$31,430	$-	$2,123,498
Real estate - construction	384,442	7,582	3,374	-	395,398
Real estate - mortgage:
Owner-occupied commercial	1,255,649	11,098	5,912	-	1,272,659
1-4 family mortgage	559,579	1,256	4,286	-	565,121
Other mortgage	914,552	13,662	3,574	-	931,788
Total real estate mortgage	2,729,780	26,016	13,772	-	2,769,568
Consumer	55,169	55	-	-	55,224
Total	$5,221,136	$73,976	$48,576	$-	$5,343,688

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$1,893,664	$61,035	$27,568	$-	$1,982,267
Real estate - construction	324,958	5,861	4,266	-	335,085
Real estate - mortgage:
Owner-occupied commercial	1,158,615	6,037	7,067	-	1,171,719
1-4 family mortgage	531,868	2,065	2,872	-	536,805
Other mortgage	818,724	11,224	735	-	830,683
Total real estate mortgage	2,509,207	19,326	10,674	-	2,539,207
Consumer	55,135	76	-	-	55,211
Total	$4,782,964	$86,298	$42,508	$-	$4,911,770

Loans by performance status as of June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,118,113	$5,385	$2,123,498
Real estate - construction	393,021	2,377	395,398
Real estate - mortgage:
Owner-occupied commercial	1,270,411	2,248	1,272,659
1-4 family mortgage	564,200	921	565,121
Other mortgage	931,788	-	931,788
Total real estate mortgage	2,766,399	3,169	2,769,568
Consumer	55,176	48	55,224
Total	$5,332,709	$10,979	$5,343,688

December 31, 2016	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$1,974,975	$7,292	$1,982,267
Real estate - construction	331,817	3,268	335,085
Real estate - mortgage:
Owner-occupied commercial	1,165,511	6,208	1,171,719
1-4 family mortgage	536,731	74	536,805
Other mortgage	830,683	-	830,683
Total real estate mortgage	2,532,925	6,282	2,539,207
Consumer	55,166	45	55,211
Total	$4,894,883	$16,887	$4,911,770

Loans by past due status as of June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$6,311	$317	$968	$7,596	$4,417	$2,111,485	$2,123,498
Real estate - construction	-	-	-	-	2,377	393,021	395,398
Real estate - mortgage:
Owner-occupied commercial	4,498	-	-	4,498	2,248	1,265,913	1,272,659
1-4 family mortgage	376	703	-	1,079	921	563,121	565,121
Other mortgage	980	-	-	980	-	930,808	931,788
Total real estate - mortgage	5,854	703	-	6,557	3,169	2,759,842	2,769,568
Consumer	49	8	48	105	-	55,119	55,224
Total	$12,214	$1,028	$1,016	$14,258	$9,963	$5,319,467	$5,343,688

December 31, 2016	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$710	$40	$10	$760	$7,282	$1,974,225	$1,982,267
Real estate - construction	59	-	-	59	3,268	331,758	335,085
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	6,208	-	1,165,511	1,171,719
1-4 family mortgage	160	129	-	289	74	536,442	536,805
Other mortgage	95	811	-	906	-	829,777	830,683
Total real estate - mortgage	255	940	6,208	7,403	74	2,531,730	2,539,207
Consumer	52	17	45	114	-	55,097	55,211
Total	$1,076	$997	$6,263	$8,336	$10,624	$4,892,810	$4,911,770

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and six months ended June 30, 2017 and June 30, 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at March 31, 2017	$28,707	$4,825	$19,962	$398	$53,892
Charge-offs	(3,067)	(40)	(106)	(33)	(3,246)
Recoveries	16	14	2	-	32
Provision	3,471	339	534	37	4,381
Balance at June 30, 2017	$29,127	$5,138	$20,392	$402	$55,059

	Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at March 31, 2016	$22,839	$5,005	$16,901	$400	$45,145
Charge-offs	(1,412)	(355)	(191)	(31)	(1,989)
Recoveries	1	39	2	-	42
Provision	2,227	590	888	95	3,800
Balance at June 30, 2016	$23,655	$5,279	$17,600	$464	$46,998

	Six Months Ended June 30, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(5,922)	(40)	(372)	(108)	(6,442)
Recoveries	206	30	4	1	241
Provision	5,971	23	3,256	117	9,367
Balance at June 30, 2017	$29,127	$5,138	$20,392	$402	$55,059

	Six Months Ended June 30, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(1,462)	(736)	(191)	(49)	(2,438)
Recoveries	4	55	99	-	158
Provision	3,618	528	1,631	82	5,859
Balance at June 30, 2016	$23,655	$5,279	$17,600	$464	$46,998

	As of June 30, 2017
Allowance for loan losses:
Individually Evaluated for Impairment	$4,457	$921	$1,779	$-	$7,157
Collectively Evaluated for Impairment	24,670	4,217	18,613	402	47,902

Loans:
Ending Balance	$2,123,498	$395,398	$2,769,568	$55,224	$5,343,688
Individually Evaluated for Impairment	31,430	3,420	16,171	-	51,021
Collectively Evaluated for Impairment	2,092,068	391,978	2,753,397	55,224	5,292,667

	As of December 31, 2016
Allowance for loan losses:
Individually Evaluated for Impairment	$6,607	$923	$622	$-	$8,152
Collectively Evaluated for Impairment	22,265	4,202	16,882	392	43,741

Loans:
Ending Balance	$1,982,267	$335,085	$2,539,207	$55,211	$4,911,770
Individually Evaluated for Impairment	27,922	4,314	13,350	3	45,589
Collectively Evaluated for Impairment	1,954,345	330,771	2,525,857	55,208	4,866,181

The following table presents details of the Company’s impaired loans as of June 30, 2017 and December 31, 2016, respectively. Loans which have been fully charged off do not appear in the tables.

	June 30, 2017			For the three months ended June 30, 2017		For the six months ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Average Recorded Investment	Interest Income Recognized in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,003	$6,016	$-	$6,213	$66	$6,272	$137
Real estate - construction	46	48	-	49	1	49	2
Real estate - mortgage:
Owner-occupied commercial	2,398	2,564	-	2,584	37	2,601	76
1-4 family mortgage	2,674	2,674	-	2,678	29	2,716	51
Other mortgage	732	732	-	733	10	734	21
Total real estate - mortgage	5,804	5,970	-	5,995	76	6,051	148
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	11,853	12,034	-	12,257	143	12,372	287

With an allowance recorded:
Commercial, financial and agricultural	25,427	27,127	4,457	27,760	257	27,525	541
Real estate - construction	3,374	3,374	921	3,374	14	3,374	28
Real estate - mortgage:
Owner-occupied commercial	7,774	7,774	1,205	7,774	55	7,547	134
1-4 family mortgage	1,613	1,613	260	1,617	20	1,644	42
Other mortgage	980	980	314	983	12	990	25
Total real estate - mortgage	10,367	10,367	1,779	10,374	87	10,181	201
Consumer	-	-	-	-	-	-	-
Total with allowance recorded	39,168	40,868	7,157	41,508	358	41,080	770

Total Impaired Loans:
Commercial, financial and agricultural	31,430	33,143	4,457	33,973	323	33,797	678
Real estate - construction	3,420	3,422	921	3,423	15	3,423	30
Real estate - mortgage:
Owner-occupied commercial	10,172	10,338	1,205	10,358	92	10,148	210
1-4 family mortgage	4,287	4,287	260	4,295	49	4,360	93
Other mortgage	1,712	1,712	314	1,716	22	1,724	46
Total real estate - mortgage	16,171	16,337	1,779	16,369	163	16,232	349
Consumer	-	-	-	-	-	-	-
Total impaired loans	$51,021	$52,902	$7,157	$53,765	$501	$53,452	$1,057

	December 31, 2016
				For the twelve months ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,003	$1,003	$-	$992	$64
Real estate - construction	938	1,802	-	1,159	3
Real estate - mortgage:
Owner-occupied commercial	2,615	2,778	-	2,884	166
1-4 family mortgage	1,899	1,899	-	1,901	102
Other mortgage	940	940	-	965	60
Total real estate - mortgage	5,454	5,617	-	5,750	328
Consumer	3	5	-	6	-
Total with no allowance recorded	7,398	8,427	-	7,907	395

With an allowance recorded:
Commercial, financial and agricultural	26,919	31,728	6,607	26,955	1,162
Real estate - construction	3,376	3,376	923	3,577	68
Real estate - mortgage:
Owner-occupied commercial	6,924	6,924	348	6,934	362
1-4 family mortgage	972	972	274	313	19
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,896	7,896	622	7,247	381
Consumer	-	-	-	-	-
Total with allowance recorded	38,191	43,000	8,152	37,779	1,611

Total Impaired Loans:
Commercial, financial and agricultural	27,922	32,731	6,607	27,947	1,226
Real estate - construction	4,314	5,178	923	4,736	71
Real estate - mortgage:
Owner-occupied commercial	9,539	9,702	348	9,818	528
1-4 family mortgage	2,871	2,871	274	2,214	121
Other mortgage	940	940	-	965	60
Total real estate - mortgage	13,350	13,513	622	12,997	709
Consumer	3	5	-	6	-
Total impaired loans	$45,589	$51,427	$8,152	$45,686	$2,006

Troubled Debt Restructurings (“TDR”) at June 30, 2017, December 31, 2016 and June 30, 2016 totaled $16.4 million, $7.3 million and $6.8 million, respectively. At June 30, 2017, the Company had a related allowance for loan losses of $3.1 million allocated to these TDRs, compared to $2.3 million at December 31, 2016 and $1.0 million at June 30, 2016. TDR activity by portfolio segment for the three and six months ended June 30, 2017 is presented in the table below.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	5	$7,205	$7,205	5	$7,205	$7,205
Real estate - construction	1	997	997	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664	2	3,664	3,664
1-4 family mortgage	1	850	850	1	850	850
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	3	4,514	4,514	3	4,514	4,514
Consumer	-	-	-	-	-	-
	9	$12,716	$12,716	9	$12,716	$12,716

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$366	$366	1	$366	$366
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	1	234	234	1	234	234
Total real estate mortgage	1	234	234	1	234	234
Consumer	-	-	-	-	-	-
	2	$600	$600	2	$600	$600

There were no TDRs which defaulted during the three and six months ended June 30, 2017 and 2016, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of June 30, 2017, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2017, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $285,000 and $622,000 for the three and six months ended June 30, 2017 and $297,000 and $640,000 for the three and six months ended June 30, 2016.

The Company’s 2005 Amended and Restated Stock Option Plan allows for the grant of stock options to purchase up to 6,150,000 shares of the Company’s common stock. The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 5,550,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Performance Shares or Performance Units. Both plans allow for the grant of incentive stock options and non-qualified stock options, and option awards are granted with an exercise price equal to the market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plans is ten years.

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

	2017	2016
Expected volatility	29.00%	29.00%
Expected dividends	0.44%	0.63%
Expected term (in years)	6.25	6.25
Risk-free rate	2.09%	1.87%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2017 and June 30, 2016 was $11.84 and $11.80, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2017 and June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Six Months Ended June 30, 2017:
Outstanding at January 1, 2017	2,026,334	$9.00	6.2	$57,636
Granted	51,500	37.95	9.6	(80)
Exercised	(292,000)	4.98	4.4	9,169
Forfeited	(32,000)	21.96	8.6	(462)
Outstanding at June 30, 2017	1,753,834	10.28	5.9	$45,777

Exercisable at June 30, 2017	811,736	$5.20	4.4	$25,303

Six Months Ended June 30, 2016:
Outstanding at January 1, 2016	2,498,834	$6.66	6.3	$42,743
Granted	227,000	19.76	9.7	1,120
Exercised	(549,500)	4.26	4.4	11,230
Forfeited	(13,000)	19.41	9.2	69
Outstanding at June 30, 2016	2,163,334	8.57	6.6	$38,891

Exercisable at June 30, 2016	687,536	$6.09	6.0	$14,989

As of June 30, 2017, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.7 years.

Restricted Stock

The Company has issued 488,376 shares of restricted stock to certain officers, of which 368,700 are vested. The value of restricted stock awards is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2017, there was $575,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.5 years of the restricted stock’s vesting period.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2017 and December 31, 2016 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt the provisions of this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. Accordingly, the Company recognized a reduction in its provision for income taxes during the quarter and six months ended June 30, 2017 of $1.4 million and $3.5 million, respectively, compared to $1.2 million and $3.5 million during the quarter and six months ended June 30, 2016, respectively. Prior to the adoption of ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) – Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period” (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M). Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on its financial statements. The Company has enhanced its disclosures regarding the impact recently issued accounting standards adopted in a future period will have on its accounting and disclosures.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company has begun to scope its general ledger revenue items and assess its contracts with customers to identify its performance obligations and will continue to evaluate the impact of adoption on its noninterest income and on its disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this ASU will not impact the Company’s financial statements as it has always amortized premiums to the first call date.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of the amendments in the ASU on the its consolidated financial statements.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,329,000 and $5,307,000 during the three and six months ended June 30, 2017, respectively, and $1,634,000 and $2,546,000 during the three and six months ended June 30, 2016, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $7,000 and $36,000 was recognized for the three and six months ended June 30, 2017, respectively, and $248,000 and $436,000 for the three and six months ended June 30, 2016, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were no residential real estate loan foreclosures classified as OREO as of June 30, 2017, compared to $189,000 as of December 31, 2016.

No residential real estate loans were in the process of being foreclosed as of June 30, 2017.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$57,125	$-	$57,125
Mortgage-backed securities	-	241,271	-	241,271
State and municipal securities	-	140,412	-	140,412
Total assets at fair value	$-	$438,808	$-	$438,808

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$46,254	$-	$46,254
Mortgage-backed securities	-	227,190	-	227,190
State and municipal securities	-	139,930	-	139,930
Corporate debt	-	9,001	-	9,001
Total assets at fair value	$-	$422,375	$-	$422,375

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$43,864	$43,864
Other real estate owned and repossessed assets	-	-	3,891	3,891
Total assets at fair value	$-	$-	$47,755	$47,755

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$37,437	$37,437
Other real estate owned and repossessed assets	-	-	4,988	4,988
Total assets at fair value	$-	$-	$42,425	$42,425

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$205,875	$205,875	$623,562	$623,562

Level 2 inputs:
Available for sale debt securities	438,808	438,808	422,375	422,375
Held to maturity debt securities	33,748	34,133	25,052	25,431
Restricted equity securities	1,037	1,037	1,024	1,024
Federal funds sold	49,443	49,443	160,435	160,435
Mortgage loans held for sale	5,673	5,855	4,675	4,736
Bank owned life insurance contracts	125,896	125,896	114,388	114,388

Level 3 inputs:
Debt securities held to maturity	45,509	46,399	37,512	37,871
Loans, net	5,288,629	5,283,824	4,859,877	4,872,689

Financial liabilities:
Level 2 inputs:
Deposits	$5,394,810	$5,391,665	$5,420,311	$5,417,320
Federal funds purchased	300,226	300,226	355,944	355,944
Other borrowings	55,075	56,339	55,262	54,203

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2017, and events which occurred subsequent to June 30, 2017 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and June 30, 2016.

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

Overview

As of June 30, 2017, we had consolidated total assets of $6.33 billion, a decrease of $40.8 million, or 0.6%, from $6.37 billion at December 31, 2016. This decrease in total assets resulted from a $528.7 million decrease in balances held at the Federal Reserve Bank (“FRB”) and federal funds sold. Total loans were $5.34 billion at June 30, 2017, up $431.9 million, or 8.8%, from $4.91 billion at December 31, 2016. Total deposits were $5.39 billion at June 30, 2017, a decrease of $25.5 million, or 0.5%, from $5.42 billion at December 31, 2016.

Net income available to common stockholders for the three months ended June 30, 2017 was $24.1 million, an increase of $5.2 million, or 27.5%, from $18.9 million for the corresponding period in 2016. Basic and diluted earnings per common share were $0.46 and $0.45, respectively, for the three months ended June 30, 2017, compared to basic and diluted earnings per common share of $0.36 for the corresponding period in 2016.

Net income available to common stockholders for the six months ended June 30, 2017 was $46.7 million, an increase of $7.9 million, or 20.4%, from $38.8 million for the corresponding period in 2016. Basic and diluted earnings per common share were $0.88 and $0.86, respectively, for the six months ended June 30, 2017, compared to $0.74 and $0.73, respectively, for the corresponding period in 2016.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2017, we had $49.4 million in federal funds sold, compared to $160.4 million at December 31, 2016. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2017, we had $133.0 million in balances at the Federal Reserve, compared to $565.1 million at December 31, 2016. This decrease was a result in our lower levels of excess liquidity due to loan growth and a slight decrease in deposits during the first half of 2017.

Debt Securities

Debt securities available for sale totaled $438.8 million at June 30, 2017 and $422.4 million at December 31, 2016. Debt securities held to maturity totaled $79.3 million at June 30, 2017 and $62.6 million at December 31, 2016. We had pay downs of $24.3 million on mortgage-backed securities, maturities of $16.7 million on municipal and corporate securities, and calls of $8.2 million on municipal securities and subordinated notes during the six months ended June 30, 2017. We bought $55.8 million in mortgage-backed securities, $12.0 million in municipal securities, $2.9 million in U.S. Treasury securities and $11.0 million in subordinated notes during the first six months of 2017. Seven mortgage-backed securities and four subordinated notes bought were classified as held to maturity. All other securities bought are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2017 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of June 30, 2017, we owned restricted securities of First National Bankers Bank with an aggregate book value and market value of $0.4 million, securities of a fund that invests in Community Reinvestment Act-qualifying real estate with a book value and market value of $0.5 million, and securities of a bank holding company in Georgia with a book value and market value of $0.1 million. Upon termination of our membership in the Federal Home Loan Bank of Atlanta during the fourth quarter of 2016, we redeemed all but approximately $30,000 of our FHLB restricted stock. This remaining restricted stock in the FHLB is a required holding as long as our principal reducing advances are outstanding. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). We have $45.5 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2017 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $285.8 million and $257.6 million as of June 30, 2017 and December 31, 2016, respectively.

Loans

We had total loans of $5.34 billion at June 30, 2017, an increase of $431.9 million, or 8.8%, compared to $4.91 billion at December 31, 2016. At June 30, 2017, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	43.1%
Huntsville, AL MSA	9.9%
Dothan, AL MSA	9.6%
Montgomery, AL MSA	7.4%
Mobile, AL MSA	6.0%
Total Alabama MSAs	76.0%
Pensacola-Ferry Pass-Brent, FL MSA	6.5%
Tampa-St. Petersburg-Clearwater, FL MSA	1.8%
Total Florida MSAs	8.3%
Atlanta-Sandy Springs-Roswell, GA MSA	4.1%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	8.5%
Charleston-North Charleston, SC MSA	3.1%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2017.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

June 30, 2017	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$29,127	39.74%
Real estate - construction	5,138	7.40%
Real estate - mortgage	20,392	51.83%
Consumer	402	1.03%
Total	$55,059	100.00%

December 31, 2016	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$28,872	40.36%
Real estate - construction	5,125	6.82%
Real estate - mortgage	17,504	51.70%
Consumer	392	1.12%
Total	$51,893	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased $5.9 million to $11.0 million at June 30, 2017, compared to $16.9 million at December 31, 2016. Of this total, nonaccrual loans were $10.0 million at June 30, 2017, compared to $10.6 million at December 31, 2016, a decrease of $0.6 million. Excluding credit card accounts, there was one loan 90 or more days past due and still accruing totaling $1.0 million, compared to two loans totaling $6.2 million at December 31, 2016. Troubled Debt Restructurings (“TDR”) at June 30, 2017 and December 31, 2016 were $16.4 million and $7.3 million, respectively. One relationship totaling $12.7 million, which includes nine loans of various types, was newly classified as TDR for the three and six months ended June 30, 2017. There were no loans newly classified as TDR and two renewals of existing TDRs totaling $600,000 for the three and six months ended June 30, 2016. These TDRs are the result of term extensions rather than interest rate reductions or forgiveness of debt.

OREO and repossessed assets decreased to $3.9 million at June 30, 2017, from $5.0 million at December 31, 2016. The total number of OREO and repossessed asset accounts decreased to 9 at June 30, 2017, compared to 12 at December 31, 2016. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$4,988	$5,392
Transfers from loans and capitalized expenses	586	2,036
Proceeds from sales	(1,547)	(1,575)
Internally financed sales	(185)	(1,157)
Write-downs / net gain (loss) on sales	49	(436)
Balance at end of period	$3,891	$4,260

The following table summarizes our nonperforming assets and TDRs at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	Number of Loans	Balance	Number of Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$4,417	8	$7,282	13
Real estate - construction	2,377	3	3,268	5
Real estate - mortgage:
Owner-occupied commercial	2,248	2	-	-
1-4 family mortgage	921	1	74	1
Other mortgage	-	-	-	-
Total real estate - mortgage	3,169	3	74	1
Consumer	-	-	-	-
Total Nonaccrual loans:	$9,963	14	$10,624	19

90+ days past due and accruing:
Commercial, financial and agricultural	$968	1	$10	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	1
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	6,208	1
Consumer	48	14	45	10
Total 90+ days past due and accruing:	$1,016	15	$6,263	12

Total Nonperforming Loans:	$10,979	29	$16,887	31

Plus: Other real estate owned and repossessions	3,891	9	4,988	12
Total Nonperforming Assets	$14,870	38	$21,875	43

Restructured accruing loans:
Commercial, financial and agricultural	$7,205	5	$354	1
Real estate - construction	997	1	-	-
Real estate - mortgage:
Owner-occupied commercial	3,664	2	-	-
1-4 family mortgage	850	1	-	-
Other mortgage	-	-	204	1
Total real estate - mortgage	4,514	3	204	1
Consumer	-	-	-	-
Total restructured accruing loans:	$12,716	9	$558	2

Total Nonperforming assets and restructured accruing loans	$27,586	47	$22,433	45

Ratios:
Nonperforming loans to total loans	0.21%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.28%		0.44%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.52%		0.46%

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

Impaired Loans and Allowance for Loan Losses

As of June 30, 2017, we had impaired loans of $51.0 million, inclusive of nonaccrual loans, an increase of $5.4 million from $45.6 million as of December 31, 2016. This increase is attributable to $14.7 million of loans newly classified as specifically impaired, partially offset by charge-offs totaling $4.7 million, net pay downs of $3.4 million, loan classification upgrades of $0.6 million and OREO transfers and repossessions of $0.6 million. We allocated $7.2 million of our allowance for loan losses at June 30, 2017 to these impaired loans, a decrease of $1.0 million compared to $8.2 million as of December 31, 2016. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $51.0 million of impaired loans reported as of June 30, 2017, $31.4 million were commercial, financial and agricultural loans, $3.4 million were real estate construction loans and $16.2 million were real estate mortgage loans.

Deposits

Total deposits decreased $25.5 million, or 0.5%, to $5.39 billion at June 30, 2017 compared to $5.42 billion at December 31, 2016. This overall decrease is attributable to some large deposits moving out of the bank resulting from our refusal to increase rates paid on them. While we have experienced a decrease in our total deposits during the first half of 2017, we anticipate long-term sustainable growth in deposits through continued development of market share in our regions.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased, subordinated notes payable and Federal Home Loan Bank advances. We had $300.2 million and $355.9 million at June 30, 2017 and December 31, 2016, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 1.11% for the quarter ended June 30, 2017, which has increased during the past three quarters due to increases in the FRB’s targeted federal funds rate. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012,
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015, and
•	$400,000 of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2017, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $549.7 million. Additionally, the Bank had additional borrowing availability of approximately $458.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2017. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$4,869,053	$-	$-	$-	$-
Certificates of deposit (2)	525,757	284,730	157,765	81,335	1,927
Federal funds purchased	300,226	300,226	-	-	-
Subordinated debentures	55,075	400	-	-	54,675
Operating lease commitments	18,677	3,843	6,394	4,107	4,333
Total	$5,768,788	$589,199	$164,159	$85,442	$60,935

(1)  Excludes interest.

(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of June 30, 2017, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2017.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2017, December 31, 2016 and June 30, 2016:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:	(Dollars in thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$551,433	9.72%	$255,319	4.50%	N/A	N/A
ServisFirst Bank	603,094	10.63%	255,286	4.50%	$368,747	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	551,935	9.73%	340,425	6.00%	N/A	N/A
ServisFirst Bank	603,596	10.64%	340,382	6.00%	453,842	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	662,169	11.67%	453,900	8.00%	N/A	N/A
ServisFirst Bank	659,155	11.62%	453,842	8.00%	567,303	10.00
Tier 1 Capital to Average Assets:
Consolidated	551,935	8.88%	248,732	4.00%	N/A	N/A
ServisFirst Bank	603,596	9.71%	249,293	4.00%	311,616	5.00%

As of December 31, 2016:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$508,982	9.78%	$234,262	4.50%	N/A	N/A
ServisFirst Bank	560,731	10.77%	234,232	4.50%	$338,335	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	509,359	9.78%	312,350	6.00%	N/A	N/A
ServisFirst Bank	561,108	10.78%	312,309	6.00%	416,413	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	616,415	11.84%	416,467	8.00%	N/A	N/A
ServisFirst Bank	613,501	11.79%	416,413	8.00%	520,516	10.00%
Tier 1 Capital to Average Assets:
Consolidated	509,359	8.22%	247,777	4.00%	N/A	N/A
ServisFirst Bank	561,108	9.06%	247,760	4.00%	309,700	5.00%

As of June 30, 2016:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$469,101	9.83%	$214,649	4.50%	N/A	N/A
ServisFirst Bank	517,987	10.86%	214,615	4.50%	$309,999	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	469,478	9.84%	286,199	6.00%	N/A	N/A
ServisFirst Bank	518,364	10.87%	286,153	6.00%	381,538	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	571,627	11.98%	381,598	8.00%	N/A	N/A
ServisFirst Bank	565,862	11.86%	381,538	8.00%	476,922	10.00%
Tier 1 Capital to Average Assets:
Consolidated	469,478	8.52%	220,506	4.00%	N/A	N/A
ServisFirst Bank	518,364	9.40%	220,492	4.00%	275,615	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2017, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $368,000 as of June 30, 2017 and December 31, 2016 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at June 30, 2017 are as follows:

June 30, 2017
(In Thousands)
Commitments to extend credit	$1,889,718
Credit card arrangements	88,337
Standby letters of credit	39,710
$2,017,765

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2017 was $24.2 million and $24.1 million, respectively, compared to net income and net income available to common stockholders of $18.9 million for the three months ended June 30, 2016. Net income and net income available to common stockholders for the six months ended June 30, 2017 was $46.7 million compared to net income and net income available to common stockholders of $38.8 million for the six months ended June 30, 2016. The increase in net income for the three months ended June 30, 2017 over the same period in 2016 was primarily attributable to a $9.7 million increase in net interest income resulting from growth in earning assets and a $1.0 million increase in non-interest income, led by increased credit card income. The increase in net income for the six months ended June 30, 2017 compared to 2016 was primarily the result of a $17.5 million increase in net interest income resulting from growth in average earning assets and a $2.1 million increase in non-interest income, led by increased credit card income. Increases in non-interest expense of $2.4 million and $4.3 million, respectively, for the three and six months ended June 30, 2017 compared to 2016 partially offset increases in income.

Basic and diluted net income per common share were $0.46 and $0.45, respectively, for the three months ended June 30, 2017, compared to $0.36 and $0.36, respectively, for the corresponding period in 2016. Basic and diluted net income per common share were $0.88 and $0.86, respectively, for the six months ended June 30, 2017, compared to $0.74 and $0.73, respectively, for the corresponding period in 2016. Return on average assets for the three and six months ended June 30, 2017 was 1.55% and 1.50%, respectively, compared to 1.37% and 1.45%, respectively, for the corresponding periods in 2016. Return on average common stockholders’ equity for the three and six months ended June 30, 2017 was 17.36% and 17.23% compared to 15.79% and 16.57%, respectively, for the corresponding periods in 2016.

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

Taxable-equivalent net interest income increased $9.7 million, or 20.9%, to $56.1 million for the three months ended June 30, 2017 compared to $46.4 million for the corresponding period in 2016, and increased $17.5 million, or 19.0%, to $108.6 million for the six months ended June 30, 2017 compared to $91.9 million for the corresponding period in 2016. This increase was primarily attributable to growth in average earning assets, which increased $655.1 million, or 12.3%, from the second quarter of 2016 to the second quarter of 2017, and $832.0 million, or 16.1%, from the six months ended June 30, 2016 to the same period in 2017. The taxable-equivalent yield on interest-earning assets increased to 4.30% for the three months ended June 30, 2017 from 3.97% for the corresponding period in 2016, and increased to 4.17% for the six months ended June 30, 2017 from 4.00% for the corresponding period in 2016. The yield on loans for the three months ended June 30, 2017 was 4.60% compared to 4.47% for the corresponding period in 2016, and 4.52% compared to 4.48% for the six months ended June 30, 2017 and June 30, 2016, respectively. The cost of total interest-bearing liabilities increased to 0.74% for the three months ended June 30, 2017 compared to 0.64% for the corresponding period in 2016, and increased to 0.71% for the six months ended June 30, 2017 from 0.63% for the corresponding period in 2016. Net interest margin for the three months ended June 30, 2017 was 3.77% compared to 3.51% for the corresponding period in 2016, and 3.65% for the six months ended June 30, 2017 compared to 3.54% for the corresponding period in 2016.

The following tables show, for the three and six months ended June 30, 2017 and June 30, 2016, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30,

(In thousands, except Average Yields and Rates)

	2017			2016
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$5,192,812	$59,508	4.60%	$4,406,107	$49,015	4.47%
Tax-exempt (3)	41,143	505	4.92	16,315	184	4.54
Total loans, net of unearned income	5,233,955	60,013	4.60	4,422,422	49,199	4.47
Mortgage loans held for sale	5,958	58	3.90	7,323	66	3.62
Investment securities:
Taxable	389,505	2,274	2.34	208,113	1,238	2.38
Tax-exempt (3)	133,590	1,129	3.38	135,954	1,269	3.73
Total investment securities (4)	523,095	3,403	2.60	344,067	2,507	2.91
Federal funds sold	98,598	287	1.17	144,206	210	0.59
Restricted equity securities	1,030	27	10.51	5,659	51	3.62
Interest-bearing balances with banks	109,909	286	1.04	393,782	507	0.52
Total interest-earning assets	$5,972,545	$64,074	4.30%	$5,317,459	$52,540	3.97%
Non-interest-earning assets:
Cash and due from banks	68,894			65,318
Net fixed assets and equipment	49,813			23,241
Allowance for loan losses, accrued interest and other assets	143,286			127,640
Total assets	$6,234,538			5,533,658

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$779,916	$767	0.39%	$691,776	$614	0.36%
Savings deposits	48,150	36	0.30	41,546	31	0.30
Money market accounts	2,567,817	4,097	0.64	2,105,420	2,736	0.52
Time deposits (5)	537,220	1,421	1.06	498,151	1,252	1.01
Total interest-bearing deposits	3,933,103	6,321	0.64	3,336,893	4,633	0.56
Federal funds purchased	336,344	933	1.11	505,076	808	0.64
Other borrowings	55,130	717	5.22	55,521	718	5.20
Total interest-bearing liabilities	$4,324,577	$7,971	0.74%	$3,897,490	$6,159	0.64%
Non-interest-bearing liabilities:
Non-interest-bearing demand
deposits	1,338,514			1,142,541
Other liabilities	13,739			13,301
Stockholders' equity	556,521			475,917
Unrealized gains on securities and derivatives	1,187			4,409
Total liabilities and stockholders' equity	$6,234,538			$5,533,658
Net interest income		$56,103			$46,381
Net interest spread			3.56%			3.33%
Net interest margin			3.77%			3.51%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $851,000 and $530,000 are included in interest income in 2017 and 2016, respectively.
(2)	Accretion on acquired loan discounts of $124,000 and $334,000 are included in interest income in 2017 and 2016, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(4)	Unrealized gains of $1,824,000 and $6,772,000 are excluded from the yield calculation in 2017 and 2016, respectively.
(5)	Accretion on acquired CD premiums of $0 and $48,000 are included in interest in 2017 and 2016, respectively.

	For the Three Months Ended June 30,
	2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,100	$1,393	$10,493
Tax-exempt	304	17	321
Total loans, net of unearned income	9,404	1,269	10,814
Mortgages held for sale	(13)	5	(8)
Debt securities:
Taxable	1,062	(26)	1,036
Tax-exempt	(21)	(119)	(140)
Total debt securities	1,041	(145)	896
Federal funds sold	(83)	160	77
Restricted equity securities	(66)	42	(24)
Interest-bearing balances with banks	(520)	299	(221)
Total interest-earning assets	9,763	1,771	11,534

Interest-bearing liabilities:
Interest-bearing demand deposits	83	70	153
Savings	5	-	5
Money market accounts	673	688	1,361
Time deposits	104	65	169
Total interest-bearing deposits	865	823	1,688
Federal funds purchased	(332)	457	125
Other borrowed funds	(4)	3	(1)
Total interest-bearing liabilities	529	1,283	1,812
Increase in net interest income	$9,234	$488	$9,722

Our growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change. Also, the recent increases in the Federal Reserve Bank’s target federal funds rate has contributed to a favorable variance relating to the interest rate component because yields on loans have increased more than rates paid on deposits.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30,

(In thousands, except Average Yields and Rates)

	2017			2016
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$5,085,468	$114,791	4.55%	$4,318,082	$96,096	4.48%
Tax-exempt (3)	34,271	822	4.80	13,298	327	4.95
Total loans, net of unearned income	5,119,739	115,613	4.52	4,331,380	96,423	4.48
Mortgage loans held for sale	5,798	115	4.00	6,704	136	4.08
Investment securities:
Taxable	378,985	4,361	2.30	214,918	2,505	2.33
Tax-exempt (3)	133,087	2,274	3.42	136,858	2,618	3.83
Total investment securities (4)	512,072	6,635	2.59	351,776	5,123	2.91
Federal funds sold	166,154	806	0.98	96,298	283	0.59
Restricted equity securities	1,030	31	6.07	5,310	98	3.71
Interest-bearing balances with banks	202,265	872	0.87	383,548	974	0.51
Total interest-earning assets	$6,007,058	$124,072	4.17%	$5,175,016	$103,037	4.00%
Non-interest-earning assets:
Cash and due from banks	64,321			63,460
Net fixed assets and equipment	47,290			22,132
Allowance for loan losses, accrued interest and other assets	140,796			127,066
Total assets	$6,259,465			$5,387,674

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$784,569	$1,499	0.39%	$678,407	$1,194	0.35%
Savings deposits	49,299	76	0.31	41,301	61	0.30
Money market accounts	2,630,672	7,973	0.61	2,036,579	5,226	0.52
Time deposits (5)	533,630	2,755	1.04	502,878	2,513	1.00
Total interest-bearing deposits	3,998,170	12,303	0.62	3,259,165	8,994	0.55
Federal funds purchased	347,981	1,699	0.98	479,187	1,512	0.63
Other borrowings	55,184	1,434	5.24	55,576	1,435	5.19
Total interest-bearing liabilities	$4,401,335	$15,436	0.71%	$3,793,928	$11,941	0.63%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,297,578			1,110,076
Other liabilities	14,417			12,747
Stockholders' equity	545,936			466,569
Unrealized gains on securities and derivatives	199			4,354
Total liabilities and stockholders' equity	$6,259,465			$5,387,674
Net interest income		$108,636			$91,096
Net interest spread			3.46%			3.37%
Net interest margin			3.65%			3.54%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,626,000 and $939,000 are included in interest income in 2017 and 2016, respectively.
(2)	Accretion on acquired loan discounts of $267,000 and $624,000 are included in interest income in 2017 and 2016, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(4)	Unrealized gains of $304,000 and $6,694,000 are excluded from the yield calculation in 2017 and 2016, respectively.
(5)	Accretion on acquired CD premiums of $32,000 and $140,000 are included in interest in 2017 and 2016, respectively.

	For the Six Months Ended June 30,
	2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$17,054	$1,641	$18,695
Tax-exempt	502	(7)	495
Total loans, net of unearned income	17,556	1,634	19,190
Mortgages held for sale	(18)	(3)	(21)
Debt securities:
Taxable	1,881	(25)	1,856
Tax-exempt	(72)	(272)	(344)
Total debt securities	1,809	(297)	1,512
Federal funds sold	275	248	523
Restricted equity securities	(107)	40	(67)
Interest-bearing balances with banks	(590)	488	(102)
Total interest-earning assets	18,925	2,110	21,035

Interest-bearing liabilities:
Interest-bearing demand deposits	195	110	305
Savings	12	3	15
Money market accounts	1,683	1,064	2,747
Time deposits	152	90	242
Total interest-bearing deposits	2,042	1,267	3,309
Federal funds purchased	(490)	677	187
Other borrowed funds	(12)	11	(1)
Total interest-bearing liabilities	1,540	1,955	3,495
Increase in net interest income	$17,385	$155	$17,540

Our growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change. Also, the recent increases in the Federal Reserve Bank’s target federal funds rate has contributed to a favorable variance relating to the interest rate component.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2017, total loans rated Special Mention, Substandard, and Doubtful were $122.6 million, or 2.3% of total loans, compared to $128.8 million, or 2.6% of total loans, at December 31, 2016. Impaired loans are reviewed specifically and separately to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.4 million for the three months ended June 30, 2017, an increase of $0.6 million from $3.8 million for the three months ended June 30, 2016, and was $9.4 million for the six months ended June 30, 2017, a $3.5 million increase compared to $5.9 million for the six months ended June 30, 2016. Nonperforming loans decreased to $11.0 million, or 0.21% of total loans, at June 30, 2017 from $16.9 million, or 0.34% of total loans, at December 31, 2016, but were higher than $5.2 million, or 0.11% of total loans, at June 30, 2016. Impaired loans increased to $51.0 million, or 0.94% of total loans, at June 30, 2017, compared to $45.6 million, or 0.93% of total loans, at December 31, 2016. The allowance for loan losses totaled $55.1 million, or 1.03% of total loans, net of unearned income, at June 30, 2017, compared to $51.9 million, or 1.06% of loans, net of unearned income, at December 31, 2016.

Noninterest Income

Noninterest income totaled $4.8 million for the three months ended June 30, 2017, an increase of $1.0 million, or 12.2%, compared to the corresponding period in 2016, and totaled $9.4 million for the six months ended June 30, 2017, an increase of $2.1 million, or 28.4%, compared to the corresponding period in 2016. Mortgage banking income increased $0.2 million, or 18.1%, to $1.1 million for the three months ended June 30, 2017 compared to $0.9 million for the same period in 2016, and increased $0.4 million, or 25.1%, to $2.0 million for the six months ended June 30, 2017 compared to $1.6 million for the same period in 2016, resulting from increases in average profit margins per loan originated. Credit card income increased $0.6 million for the three months ended June 30, 2017 from $0.6 million for the same period in 2016, and increased to $2.4 million for the six months ended June 30, 2017 compared to $1.0 million for the same period in 2016. The number of credit card accounts increased 22% from June 30, 2016 to 2017 and the volume of purchases on cards increased 127% from the quarter ended June 30, 2016 to the quarter ended June 30, 2017.

Noninterest Expense

Noninterest expense totaled $21.9 million for the three months ended June 30, 2017, an increase of $2.4 million, or 12.2%, compared to $19.5 million for the same period in 2016, and totaled $43.1 million for the six months ended June 30, 2017, an increase of $4.3 million, or 11.2%, compared to $38.8 million for the same period in 2016.

Details of expenses are as follows:

•	Salary and benefit expense increased $1.3 million, or 12.1%, to $12.0 million for the three months ended June 30, 2017 from $10.7 million for the same period in 2016, and increased $1.9 million, or 8.9%, to $23.7 million for the six months ended June 30, 2017 from $21.8 million for the same period in 2016. Total employees increased from 417 as of June 30, 2016 to 433 as of June 30, 2017, or 3.8%.

•	Occupancy expense increased $0.2 million, or 12.0%, to $2.3 million for the three months ended June 30, 2017 from $2.0 million for the corresponding period in 2016, and increased $0.5 million, or 12.4%, to $4.5 million from $4.0 million for the six months ended June 30, 2017 compared to the corresponding period in 2016. We leased a new main office building in our Tampa Bay, Florida region starting in early 2017 which was a replacement of our previous loan production office in Pasco County. We also leased a new main office in our Mobile, Alabama region starting in late 2016, a replacement of a previous smaller location with less visibility.

•	Federal deposit insurance and other regulatory assessments increased $0.3 million to $1.1 million for the three months ended June 30, 2017 compared to the same period in 2016, and increased $0.5 million to $2.1 million for the six months ended June 30, 2017 compared to the same period in 2016. This increase is driven by asset growth and a change in the assessment rate calculation enacted by the FDIC starting in the third quarter of 2016.

•	Other operating expenses increased $0.7 million to $5.6 million for the three months ended June 30, 2017 compared to the same period in 2016, and increased $1.9 million to $11.1 million for the six months ended June 30, 2017 compared to the same period in 2016. State sales taxes paid for the construction of our new headquarters building in Birmingham, Alabama contributed $0.1 million and $0.3 million of this increase for the three and six month comparative periods. Credit card processing expenses increased by $0.2 million and $0.3 million for the three and six month comparative periods.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2017 compared to the same periods in 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ change	% change	2017	2016	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,382	$1,306	$76	5.8%	$2,736	$2,613	$123	4.7%
Mortgage banking	1,064	901	163	18.1%	1,963	1,569	394	25.1%
Credit card income	1,189	572	617	107.9%	2,368	1,041	1,327	127.5%
Securities gains	-	(3)	3	NM	-	(3)	3	NM
Increase in cash surrender value life insurance	785	655	130	19.8%	1,509	1,279	230	18.0%
Other operating income	385	416	(31)	(7.5)%	775	783	(8)	(1.0)%
Total non-interest income	$4,805	$3,847	$958	24.9%	$9,351	$7,282	$2,069	28.4%

Non-interest expense:
Salaries and employee benefits	12,031	10,733	1,298	12.1%	23,744	21,800	1,944	8.9%
Equipment and occupancy expense	2,265	2,023	242	12.0%	4,505	4,008	497	12.4%
Professional services	808	999	(191)	(19.1)%	1,579	1,737	(158)	(9.1)%
FDIC and other regulatory assessments	1,081	803	278	34.6%	2,078	1,553	525	33.8%
OREO expense	56	41	15	36.6%	132	490	(358)	(73.1)%
Other operating expense	5,634	4,905	729	14.9%	11,104	9,206	1,898	20.6%
Total non-interest expense	$21,875	$19,504	$2,371	12.2%	$43,142	$38,794	$4,348	11.2%

Income Tax Expense

Income tax expense was $10.0 million for the three months ended June 30, 2017 versus $7.6 million for the same period in 2016, and was $17.8 million for the six months ended June 30, 2017 compared to $13.9 million for the same period in 2016. Our effective tax rate for the three and six months ended June 30, 2017 was 29.2% and 27.6%, respectively, compared to 28.6% and 26.3% for the corresponding periods in 2016, respectively. We recognized a reduction in provision for income taxes resulting from excess tax benefits from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2017 of $1.4 million and $3.5 million, respectively, compared to $1.2 million and $3.5 million during the quarter and six months ended June 30, 2016, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2016, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2016 as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2017. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings.

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

SERVISFIRST BANCSHARES, INC.

Date: August 1, 2017	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 1, 2017	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

