Form 10-Q
period 2017-09-30
ServisFirst Bancshares, Inc.
filed 2017-10-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 27, 2017
Common stock, $.001 par value	52,979,310

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$79,431	$56,855
Interest-bearing balances due from depository institutions	86,719	566,707
Federal funds sold	182,841	160,435
Cash and cash equivalents	348,991	783,997
Available for sale debt securities, at fair value	435,325	422,375
Held to maturity debt securities (fair value of $89,329 and $63,302 at September 30, 2017 and December 31, 2016, respectively)	87,399	62,564
Restricted equity securities	1,038	1,024
Mortgage loans held for sale	4,971	4,675
Loans	5,628,765	4,911,770
Less allowance for loan losses	(58,459)	(51,893)
Loans, net	5,570,306	4,859,877
Premises and equipment, net	55,104	40,314
Accrued interest and dividends receivable	20,334	15,801
Deferred tax assets	26,326	27,132
Other real estate owned and repossessed assets	3,888	4,988
Bank owned life insurance contracts	126,722	114,388
Goodwill and other identifiable intangible assets	14,787	14,996
Other assets	16,912	18,317
Total assets	$6,712,103	$6,370,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,405,965	$1,281,605
Interest-bearing	4,390,936	4,138,706
Total deposits	5,796,901	5,420,311
Federal funds purchased	254,880	355,944
Other borrowings	54,975	55,262
Accrued interest payable	4,353	4,401
Other liabilities	10,781	11,641
Total liabilities	6,121,890	5,847,559
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; no shares authorized or outstanding at September 30, 2017 and December 31, 2016	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 52,970,310 shares issued and outstanding at September 30, 2017, and 52,636,896 shares issued and outstanding at December 31, 2016	53	53
Additional paid-in capital	217,483	215,932
Retained earnings	371,127	307,151
Accumulated other comprehensive income	1,048	(624)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	589,711	522,512
Noncontrolling interest	502	377
Total stockholders' equity	590,213	522,889
Total liabilities and stockholders' equity	$6,712,103	$6,370,448

(1) Derived from audited financial statements.

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$63,857	$51,473	$179,325	$147,930
Taxable securities	2,288	1,232	6,649	3,739
Nontaxable securities	729	823	2,246	2,515
Federal funds sold	379	347	1,185	630
Other interest and dividends	388	816	1,291	1,888
Total interest income	67,641	54,691	190,696	156,702
Interest expense:
Deposits	7,574	5,358	19,877	14,352
Borrowed funds	1,671	1,415	4,804	4,362
Total interest expense	9,245	6,773	24,681	18,714
Net interest income	58,396	47,918	166,015	137,988
Provision for loan losses	4,803	3,464	14,170	9,323
Net interest income after provision for loan losses	53,593	44,454	151,845	128,665
Noninterest income:
Service charges on deposit accounts	1,467	1,367	4,203	3,980
Mortgage banking	978	1,112	2,941	2,681
Credit card income	1,149	1,114	3,517	2,159
Securities losses	-	-	-	(3)
Increase in cash surrender value life insurance	825	770	2,334	2,049
Other operating income	371	428	1,146	1,207
Total noninterest income	4,790	4,791	14,141	12,073
Noninterest expenses:
Salaries and employee benefits	12,428	10,958	36,172	32,758
Equipment and occupancy expense	1,947	2,100	6,452	6,108
Professional services	805	1,182	2,384	2,919
FDIC and other regulatory assessments	810	775	2,888	2,328
OREO expense	31	178	163	668
Other operating expenses	5,476	4,969	16,580	14,175
Total noninterest expenses	21,497	20,162	64,639	58,956
Income before income taxes	36,886	29,083	101,347	81,782
Provision for income taxes	11,627	8,174	29,405	22,041
Net income	25,259	20,909	71,942	59,741
Preferred stock dividends	-	-	31	23
Net income available to common stockholders	$25,259	$20,909	$71,911	$59,718

Basic earnings per common share	$0.48	$0.40	$1.36	$1.14

Diluted earnings per common share	$0.47	$0.39	$1.33	$1.12

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$25,259	$20,909	$71,942	$59,741
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $165 and $896 for the three and nine months ended September 30, 2017, respectively, and $(415) and $844 for the three and nine months ended September 30, 2016, respectively	305	(771)	1,672	1,583
Reclassification adjustment for net losses on sale of securities, net of tax of $1 for the nine months ended September 30, 2016	-	-	-	2
Other comprehensive income, net of tax	305	(771)	1,672	1,585
Comprehensive income	$25,564	$20,138	$73,614	$61,326

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2015	$52	$211,546	$234,124	$3,048	$377	$449,147
Common dividends paid, $0.08 per share	-	-	(4,194)	-	-	(4,194)
Common dividends declared, $.04 per share	-	-	(2,106)	-	-	(2,106)
Preferred dividends paid	-	-	(23)	-	-	(23)
Issue 656,500 shares of common stock upon exercise of stock options	-	2,785	-	-	-	2,785
Stock based compensation expense	-	931	-	-	-	931
Other comprehensive income, net of tax	-	-	-	1,585	-	1,585
Net income	-	-	59,741	-	-	59,741
Balance, September 30, 2016	$52	$215,262	$287,542	$4,633	$377	$507,866

Balance, December 31, 2016	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends paid, $0.10 per share	-	-	(5,286)	-	-	(5,286)
Common dividends declared, $0.05 per share	-	-	(2,649)	-	-	(2,649)
Preferred dividends paid	-	-	(31)	-	-	(31)
Issue 328,214 shares of common stock upon exercise of stock options	-	635	-	-	-	635
Issue 125 shares of REIT preferred stock	-	-	-	-	125	125
Stock based compensation expense	-	916	-	-	-	916
Other comprehensive income, net of tax	-	-	-	1,672	-	1,672
Net income	-	-	71,942	-	-	71,942
Balance, September 30, 2017	$53	$217,483	$371,127	$1,048	$502	$590,213

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$71,942	$59,741
Adjustments to reconcile net income to net cash provided by
Deferred tax	(3,099)	350
Provision for loan losses	14,170	9,323
Depreciation	2,281	2,211
Accretion on acquired loans	(374)	(819)
Amortization of core deposit intangible	209	257
Net amortization of debt securities available for sale	2,874	2,034
Increase in accrued interest and dividends receivable	(4,533)	(950)
Stock-based compensation expense	916	931
(Decrease) increase in accrued interest payable	(48)	1,257
Proceeds from sale of mortgage loans held for sale	105,940	97,868
Originations of mortgage loans held for sale	(103,295)	(92,964)
Loss on sale of debt securities available for sale	-	3
Gain on sale of mortgage loans held for sale	(2,941)	(2,681)
Net (gain) loss on sale of other real estate owned and repossessed assets	(33)	27
Write down of other real estate owned and repossessed assets	5	557
Losses of tax credit partnerships	42	178
Increase in cash surrender value of life insurance contracts	(2,334)	(2,049)
Net change in other assets, liabilities, and other operating activities	(551)	(4,633)
Net cash provided by operating activities	81,171	70,641
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(77,567)	(84,106)
Proceeds from sale of debt securities available for sale	-	6,085
Proceeds from maturities, calls and paydowns of debt securities available for sale	65,734	71,425
Purchase of debt securities held to maturity	(29,782)	(627)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	4,947	2,200
Purchase of equity securities	(10)	(708)
Increase in loans	(724,626)	(443,771)
Purchase of premises and equipment	(17,071)	(7,809)
Purchase of bank-owned life insurance contracts	(10,000)	(20,000)
Expenditures to complete construction of other real estate owned	-	(3)
Proceeds from sale of other real estate owned and repossessed assets	1,529	1,648
Investment in tax credit partnerships	-	(2,491)
Net cash used in investing activities	(786,846)	(478,157)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	124,360	216,259
Net increase in interest-bearing deposits	252,230	640,981
Net decrease in federal funds purchased	(101,064)	(7,970)
Repayment of Federal Home Loan Bank advances	(300)	(300)
Proceeds from sale of preferred stock, net	125	-
Proceeds from exercise of stock options and warrants	635	2,785
Dividends paid on common stock	(5,286)	(4,194)
Dividends paid on preferred stock	(31)	(23)
Net cash provided by financing activities	270,669	847,538
Net (decrease) increase in cash and cash equivalents	(435,006)	440,022
Cash and cash equivalents at beginning of period	783,997	352,235
Cash and cash equivalents at end of period	$348,991	$792,257
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$24,729	$17,457
Income taxes	30,651	22,666
Income tax refund	(492)	(929)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$586	$2,033
Internally financed sales of other real estate owned	185	2,161
Dividends declared	2,649	2,106

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	52,950,644	52,554,918	52,854,332	52,557,910
Net income available to common stockholders	$25,259	$20,909	$71,911	$59,718
Basic earnings per common share	$0.48	$0.40	$1.36	$1.14

Weighted average common shares outstanding	52,950,644	52,554,918	52,854,332	52,557,910
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,149,028	1,324,410	1,256,580	932,008
Weighted average common and dilutive potential common shares outstanding	54,099,672	53,879,328	54,110,912	53,489,918
Net income available to common stockholders	$25,259	$20,909	$71,911	$59,718
Diluted earnings per common share	$0.47	$0.39	$1.33	$1.12

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2017 and December 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
September 30, 2017	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$56,518	$335	$(75)	$56,778
Mortgage-backed securities	243,465	1,457	(1,179)	243,743
State and municipal securities	133,729	1,201	(126)	134,804
Total	433,712	2,993	(1,380)	435,325
Securities Held to Maturity
Mortgage-backed securities	31,165	393	(179)	31,379
State and municipal securities	5,726	300	-	6,026
Corporate debt	50,508	1,416	-	51,924
Total	$87,399	$2,109	$(179)	$89,329

December 31, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$45,998	$382	$(126)	$46,254
Mortgage-backed securities	228,843	1,515	(3,168)	227,190
State and municipal securities	139,504	1,120	(694)	139,930
Corporate debt	8,985	16	-	9,001
Total	423,330	3,033	(3,988)	422,375
Securities Held to Maturity
Mortgage-backed securities	19,164	321	(245)	19,240
State and municipal securities	5,888	315	(12)	6,191
Corporate debt	37,512	374	(15)	37,871
Total	$62,564	$1,010	$(272)	$63,302

The amortized cost and fair value of debt securities as of September 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$25,961	$26,035	$28,270	$28,400
Due from one to five years	151,842	153,099	152,347	153,003
Due from five to ten years	12,054	12,058	13,870	13,782
Due after ten years	390	390	-	-
Mortgage-backed securities	243,465	243,743	228,843	227,190
	$433,712	$435,325	$423,330	$422,375

Debt securities held to maturity
Due from one to five years	$3,250	$3,280	$250	$250
Due from five to ten years	48,997	50,450	34,251	34,617
Due after ten years	3,987	4,220	8,899	9,195
Mortgage-backed securities	31,165	31,379	19,164	19,240
	$87,399	$89,329	$62,564	$63,302

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2017 and December 31, 2016, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2017, 52 of the Company’s 807 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2017
U.S. Treasury and government sponsored agencies	$(75)	$9,670	$-	$-	$(75)	$9,670
Mortgage-backed securities	(596)	77,553	(762)	43,721	(1,358)	121,274
State and municipal securities	(76)	22,069	(50)	7,041	(126)	29,110
Total	$(747)	$109,292	$(812)	$50,762	$(1,559)	$160,054

December 31, 2016
U.S. Treasury and government sponsored agencies	$(126)	$10,865	$-	$-	$(126)	$10,865
Mortgage-backed securities	(3,413)	174,225	-	-	(3,413)	174,225
State and municipal securities	(698)	64,502	(8)	1,021	(706)	65,523
Corporate debt	(15)	3,034	-	-	(15)	3,034
Total	$(4,252)	$252,626	$(8)	$1,021	$(4,260)	$253,647

NOTE 5 – LOANS

The following table details the Company’s loans at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,223,910	$1,982,267
Real estate - construction	467,838	335,085
Real estate - mortgage:
Owner-occupied commercial	1,323,383	1,171,719
1-4 family mortgage	593,180	536,805
Other mortgage	962,690	830,683
Subtotal: Real estate - mortgage	2,879,253	2,539,207
Consumer	57,764	55,211
Total Loans	5,628,765	4,911,770
Less: Allowance for loan losses	(58,459)	(51,893)
Net Loans	$5,570,306	$4,859,877

Commercial, financial and agricultural	39.51%	40.36%
Real estate - construction	8.31%	6.82%
Real estate - mortgage:
Owner-occupied commercial	23.51%	23.86%
1-4 family mortgage	10.54%	10.93%
Other mortgage	17.10%	16.91%
Subtotal: Real estate - mortgage	51.15%	51.70%
Consumer	1.03%	1.12%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,144,426	$49,079	$30,405	$-	$2,223,910
Real estate - construction	457,188	7,367	3,283	-	467,838
Real estate - mortgage:
Owner-occupied commercial	1,305,408	11,814	6,161	-	1,323,383
1-4 family mortgage	587,451	1,492	4,237	-	593,180
Other mortgage	945,548	14,118	3,024	-	962,690
Total real estate mortgage	2,838,407	27,424	13,422	-	2,879,253
Consumer	57,672	4	88	-	57,764
Total	$5,497,693	$83,874	$47,198	$-	$5,628,765

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,893,664	$61,035	$27,568	$-	$1,982,267
Real estate - construction	324,958	5,861	4,266	-	335,085
Real estate - mortgage:
Owner-occupied commercial	1,158,615	6,037	7,067	-	1,171,719
1-4 family mortgage	531,868	2,065	2,872	-	536,805
Other mortgage	818,724	11,224	735	-	830,683
Total real estate mortgage	2,509,207	19,326	10,674	-	2,539,207
Consumer	55,135	76	-	-	55,211
Total	$4,782,964	$86,298	$42,508	$-	$4,911,770

Loans by performance status as of September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,216,004	$7,906	$2,223,910
Real estate - construction	465,553	2,285	467,838
Real estate - mortgage:
Owner-occupied commercial	1,320,886	2,497	1,323,383
1-4 family mortgage	591,544	1,636	593,180
Other mortgage	962,260	430	962,690
Total real estate mortgage	2,874,690	4,563	2,879,253
Consumer	57,656	108	57,764
Total	$5,613,903	$14,862	$5,628,765

December 31, 2016	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$1,974,975	$7,292	$1,982,267
Real estate - construction	331,817	3,268	335,085
Real estate - mortgage:
Owner-occupied commercial	1,165,511	6,208	1,171,719
1-4 family mortgage	536,731	74	536,805
Other mortgage	830,683	-	830,683
Total real estate mortgage	2,532,925	6,282	2,539,207
Consumer	55,166	45	55,211
Total	$4,894,883	$16,887	$4,911,770

Loans by past due status as of September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$5,317	$12,081	$2,108	$19,506	$5,798	$2,198,606	$2,223,910
Real estate - construction	997	618	-	1,615	2,285	463,938	467,838
Real estate - mortgage:
Owner-occupied commercial	310	3,354	-	3,664	2,497	1,317,222	1,323,383
1-4 family mortgage	1,132	295	328	1,755	1,308	590,117	593,180
Other mortgage	-	-	-	-	430	962,260	962,690
Total real estate - mortgage	1,442	3,649	328	5,419	4,235	2,869,599	2,879,253
Consumer	102	13	70	185	38	57,541	57,764
Total	$7,858	$16,361	$2,506	$26,725	$12,356	$5,589,684	$5,628,765

December 31, 2016	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$710	$40	$10	$760	$7,282	$1,974,225	$1,982,267
Real estate - construction	59	-	-	59	3,268	331,758	335,085
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	6,208	-	1,165,511	1,171,719
1-4 family mortgage	160	129	-	289	74	536,442	536,805
Other mortgage	95	811	-	906	-	829,777	830,683
Total real estate - mortgage	255	940	6,208	7,403	74	2,531,730	2,539,207
Consumer	52	17	45	114	-	55,097	55,211
Total	$1,076	$997	$6,263	$8,336	$10,624	$4,892,810	$4,911,770

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and September 30, 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at June 30, 2017	$29,127	$5,138	$20,392	$402	$55,059
Charge-offs	(924)	(16)	(550)	(65)	(1,555)
Recoveries	67	12	59	14	152
Provision	3,431	197	1,065	110	4,803
Balance at September 30, 2017	$31,701	$5,331	$20,966	$461	$58,459

	Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at June 30, 2016	$23,655	$5,279	$17,600	$464	$46,998
Charge-offs	(1,270)	(79)	(144)	(81)	(1,574)
Recoveries	35	9	1	-	45
Provision	3,560	(394)	282	16	3,464
Balance at September 30, 2016	$25,980	$4,815	$17,739	$399	$48,933

	Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(6,846)	(56)	(922)	(173)	(7,997)
Recoveries	273	42	62	16	393
Provision	9,402	220	4,322	226	14,170
Balance at September 30, 2017	$31,701	$5,331	$20,966	$461	$58,459

	Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(2,732)	(815)	(335)	(130)	(4,012)
Recoveries	39	64	100	-	203
Provision	7,178	134	1,913	98	9,323
Balance at September 30, 2016	$25,980	$4,815	$17,739	$399	$48,933

	As of September 30, 2017
Allowance for loan losses:
Individually Evaluated for Impairment	$5,725	$829	$1,892	$50	$8,496
Collectively Evaluated for Impairment	25,976	4,502	19,074	411	49,963

Loans:
Ending Balance	$2,223,910	$467,838	$2,879,253	$57,764	$5,628,765
Individually Evaluated for Impairment	30,405	3,328	15,789	88	49,610
Collectively Evaluated for Impairment	2,193,505	464,510	2,863,464	57,676	5,579,155

	As of December 31, 2016
Allowance for loan losses:
Individually Evaluated for Impairment	$6,607	$923	$622	$-	$8,152
Collectively Evaluated for Impairment	22,265	4,202	16,882	392	43,741

Loans:
Ending Balance	$1,982,267	$335,085	$2,539,207	$55,211	$4,911,770
Individually Evaluated for Impairment	27,922	4,314	13,350	3	45,589
Collectively Evaluated for Impairment	1,954,345	330,771	2,525,857	55,208	4,866,181

The following table presents details of the Company’s impaired loans as of September 30, 2017 and December 31, 2016, respectively. Loans which have been fully charged off do not appear in the tables.

	September 30, 2017			For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Average Recorded Investment	Interest Income Recognized in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$4,671	$4,671	$-	$4,770	$52	$4,998	$164
Real estate - construction	45	48	-	48	1	49	2
Real estate - mortgage:
Owner-occupied commercial	2,366	2,532	-	2,551	37	2,584	113
1-4 family mortgage	1,752	1,752	-	1,756	22	1,781	67
Other mortgage	732	732	-	732	10	733	32
Total real estate - mortgage	4,850	5,016	-	5,039	69	5,098	212
Consumer	38	40	-	41	1	42	2
Total with no allowance recorded	9,604	9,775	-	9,898	123	10,187	380

With an allowance recorded:
Commercial, financial and agricultural	25,734	27,719	5,725	26,129	256	27,021	800
Real estate - construction	3,283	3,283	829	3,357	14	3,369	42
Real estate - mortgage:
Owner-occupied commercial	8,024	8,024	1,512	8,024	75	7,873	217
1-4 family mortgage	2,485	2,485	328	2,485	10	2,506	56
Other mortgage	430	980	52	974	(4)	984	21
Total real estate - mortgage	10,939	11,489	1,892	11,483	81	11,363	294
Consumer	50	50	50	50	1	39	2
Total with allowance recorded	40,006	42,541	8,496	41,019	352	41,792	1,138

Total Impaired Loans:
Commercial, financial and agricultural	30,405	32,390	5,725	30,899	308	32,019	964
Real estate - construction	3,328	3,331	829	3,405	15	3,418	44
Real estate - mortgage:
Owner-occupied commercial	10,390	10,556	1,512	10,575	112	10,457	330
1-4 family mortgage	4,237	4,237	328	4,241	32	4,287	123
Other mortgage	1,162	1,712	52	1,706	6	1,717	53
Total real estate - mortgage	15,789	16,505	1,892	16,522	150	16,461	506
Consumer	88	90	50	91	2	81	4
Total impaired loans	$49,610	$52,316	$8,496	$50,917	$475	$51,979	$1,518

	December 31, 2016			For the twelve months ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,003	$1,003	$-	$992	$64
Real estate - construction	938	1,802	-	1,159	3
Real estate - mortgage:
Owner-occupied commercial	2,615	2,778	-	2,884	166
1-4 family mortgage	1,899	1,899	-	1,901	102
Other mortgage	940	940	-	965	60
Total real estate - mortgage	5,454	5,617	-	5,750	328
Consumer	3	5	-	6	-
Total with no allowance recorded	7,398	8,427	-	7,907	395

With an allowance recorded:
Commercial, financial and agricultural	26,919	31,728	6,607	26,955	1,162
Real estate - construction	3,376	3,376	923	3,577	68
Real estate - mortgage:
Owner-occupied commercial	6,924	6,924	348	6,934	362
1-4 family mortgage	972	972	274	313	19
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,896	7,896	622	7,247	381
Consumer	-	-	-	-	-
Total with allowance recorded	38,191	43,000	8,152	37,779	1,611

Total Impaired Loans:
Commercial, financial and agricultural	27,922	32,731	6,607	27,947	1,226
Real estate - construction	4,314	5,178	923	4,736	71
Real estate - mortgage:
Owner-occupied commercial	9,539	9,702	348	9,818	528
1-4 family mortgage	2,871	2,871	274	2,214	121
Other mortgage	940	940	-	965	60
Total real estate - mortgage	13,350	13,513	622	12,997	709
Consumer	3	5	-	6	-
Total impaired loans	$45,589	$51,427	$8,152	$45,686	$2,006

Troubled Debt Restructurings (“TDR”) at September 30, 2017, December 31, 2016 and September 30, 2016 totaled $16.4 million, $7.3 million and $6.7 million, respectively. At September 30, 2017, the Company had a related allowance for loan losses of $4.0 million allocated to these TDRs, compared to $2.3 million at December 31, 2016 and $1.7 million at September 30, 2016. TDR activity by portfolio segment for the three and nine months ended September 30, 2017 is presented in the table below.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	5	$7,205	$7,205
Real estate - construction	-	-	-	1	997	997
Real estate - mortgage:
Owner-occupied commercial	-	-	-	2	3,664	3,664
1-4 family mortgage	-	-	-	1	850	850
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	3	4,514	4,514
Consumer	-	-	-	-	-	-
	-	$-	$-	9	$12,716	$12,716

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	1	$366	$366
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	1	234	234
Total real estate mortgage	-	-	-	1	234	234
Consumer	-	-	-	-	-	-
	-	$-	$-	2	$600	$600

There were no TDRs which defaulted during the three and nine months ended September 30, 2017 and 2016, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of September 30, 2017, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2017, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $294,000 and $916,000 for the three and nine months ended September 30, 2017, respectively, and $291,000 and $931,000 for the three and nine months ended September 30, 2016, respectively.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. These assumptions are highly subjective and changes to them can materially affect the fair value estimate. Expected market price volatility and expected term of options are based on historical data and other factors. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant.

	2017	2016
Expected volatility	29.00%	29.00%
Expected dividends	0.44%	0.64%
Expected term (in years)	6.25	6.25
Risk-free rate	2.08%	1.86%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 and September 30, 2016 was $11.83 and $5.95, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2017 and September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Nine Months Ended September 30, 2017:
Outstanding at January 1, 2017	2,026,334	$9.00	6.2	$57,636
Granted	52,500	37.93	9.4	(35)
Exercised	(359,000)	4.97	4.2	11,590
Forfeited	(32,000)	21.96	8.4	489
Outstanding at September 30, 2017	1,687,834	10.51	5.7	$45,136

Exercisable at September 30, 2017	810,736	$5.22	4.2	$25,971

Nine Months Ended September 30, 2016:
Outstanding at January 1, 2016	2,498,834	$6.66	6.3	$42,743
Granted	234,000	19.98	9.5	1,398
Exercised	(656,500)	4.25	4.2	14,254
Forfeited	(13,000)	19.41	9.0	85
Outstanding at September 30, 2016	2,063,334	8.86	6.5	$35,277

Exercisable at September 30, 2016	594,536	$6.45	6.0	$13,901

As of September 30, 2017, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.7 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2017, there was $543,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.2 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the nine months ended September 30, 2017 and September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value

Nine Months Ended September 30, 2017:
Non-vested at January 1, 2017	118,676	$8.88
Granted	7,000	38.02
Vested	(4,200)	15.74
Forfeited	(800)	15.74
Non-vested at September 30, 2017	120,676	10.29

Nine Months Ended September 30, 2016:
Non-vested at January 1, 2016	294,176	$6.44
Granted	9,000	19.58
Vested	(178,500)	5.59
Forfeited	-	-
Non-vested at September 30, 2016	124,676	8.66

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2017 and December 31, 2016 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt the provisions of this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. Accordingly, the Company recognized a reduction in its provision for income taxes during the quarter and nine months ended September 30, 2017 of $1.4 million and $3.5 million, respectively, compared to $1.2 million and $3.5 million during the quarter and nine months ended September 30, 2016, respectively. Prior to the adoption of ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments became effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that results in the adoption of the equity method. Adoption of this standard has not affected the consolidated financial statements.

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. In addition, the Company continues to follow implementation issues specific to financial institutions which are still under discussion by the FASB’s Transition Resource Group. The Company is currently planning to adopt the ASU on January 1, 2018 utilizing the modified retrospective approach.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases many of its banking offices under lease agreements it classifies as operating leases. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases. Additionally, the inclusion of these right-of-use lease assets in our balance sheet will impact our total risk-weighted assets.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,660,000 and $7,967,000 during the three and nine months ended September 30, 2017, respectively, and $3,544,000 and $6,090,000 during the three and nine months ended September 30, 2016, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A gain on the sale of OREO of $20,000 and $56,000 was recognized for the three and nine months ended September 30, 2017, respectively, and a loss on the sale and write-downs of $148,000 and $584,000 for the three and nine months ended September 30, 2016, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and gains or losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were no residential real estate loan foreclosures classified as OREO as of September 30, 2017, compared to $189,000 as of December 31, 2016.

One residential real estate loan with a balance of $921,000 was in the process of being foreclosed as of September 30, 2017.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$56,778	$-	$56,778
Mortgage-backed securities	-	243,743	-	243,743
State and municipal securities	-	134,804	-	134,804
Total assets at fair value	$-	$435,325	$-	$435,325

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$46,254	$-	$46,254
Mortgage-backed securities	-	227,190	-	227,190
State and municipal securities	-	139,930	-	139,930
Corporate debt	-	9,001	-	9,001
Total assets at fair value	$-	$422,375	$-	$422,375

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$41,114	$41,114
Other real estate owned and repossessed assets	-	-	3,888	3,888
Total assets at fair value	$-	$-	$45,002	$45,002

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$37,437	$37,437
Other real estate owned and repossessed assets	-	-	4,988	4,988
Total assets at fair value	$-	$-	$42,425	$42,425

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$166,150	$166,150	$623,562	$623,562

Level 2 inputs:
Available for sale debt securities	435,325	435,325	422,375	422,375
Held to maturity debt securities	36,891	37,406	25,052	25,431
Restricted equity securities	1,038	1,038	1,024	1,024
Federal funds sold	182,841	182,841	160,435	160,435
Mortgage loans held for sale	4,971	5,033	4,675	4,736
Bank owned life insurance contracts	126,722	126,722	114,388	114,388

Level 3 inputs:
Debt securities held to maturity	50,508	51,923	37,512	37,871
Loans, net	5,570,306	5,564,250	4,859,877	4,872,689

Financial liabilities:
Level 2 inputs:
Deposits	$5,796,901	$5,793,324	$5,420,311	$5,417,320
Federal funds purchased	254,880	254,880	355,944	355,944
Other borrowings	54,975	56,996	55,262	54,203

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2017, and events which occurred subsequent to September 30, 2017 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and September 30, 2016.

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

Overview

As of September 30, 2017, we had consolidated total assets of $6.71 billion, an increase of $341.7 million, or 5.4%, from $6.37 billion at December 31, 2016. This increase in total assets resulted from a $717.0 million increase in loans, offset by a $435.0 million decrease in cash and cash equivalents. Total loans were $5.63 billion at September 30, 2017, up $717.0 million, or 14.6%, from $4.91 billion at December 31, 2016. Total deposits were $5.80 billion at September 30, 2017, an increase of $376.6 million, or 6.9%, from $5.42 billion at December 31, 2016.

Net income available to common stockholders for the three months ended September 30, 2017 was $25.3 million, an increase of $4.4 million, or 21.1%, from $20.9 million for the corresponding period in 2016. Basic and diluted earnings per common share were $0.48 and $0.47, respectively, for the three months ended September 30, 2017, compared to basic and diluted earnings per common share of $0.40 and $0.39, respectively, for the corresponding period in 2016.

Net income available to common stockholders for the nine months ended September 30, 2017 was $71.9 million, an increase of $12.2 million, or 20.4%, from $59.7 million for the corresponding period in 2016. Basic and diluted earnings per common share were $1.36 and $1.33, respectively, for the nine months ended September 30, 2017, compared to $1.14 and $1.12, respectively, for the corresponding period in 2016.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2017, we had $182.8 million in federal funds sold, compared to $160.4 million at December 31, 2016. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2017, we had $85.2 million in balances at the Federal Reserve, compared to $565.1 million at December 31, 2016. This decrease was a result of our lower levels of excess liquidity due to loan growth and a decrease in federal funds purchased from our correspondent banks during the first nine months of 2017.

Debt Securities

Debt securities available for sale totaled $435.3 million at September 30, 2017 and $422.4 million at December 31, 2016. Debt securities held to maturity totaled $87.4 million at September 30, 2017 and $62.6 million at December 31, 2016. We had pay downs of $37.6 million on mortgage-backed securities, maturities of $21.1 million on municipal, agency and corporate securities and calls of $11.9 million on municipal securities and subordinated notes during the nine months ended September 30, 2017. We purchased $72.0 million in mortgage-backed securities, $13.8 million in municipal securities, $2.9 million in U.S. Treasury securities and $16.0 million in subordinated notes during the first nine months of 2017. Nine mortgage-backed securities and five subordinated notes purchased were classified as held to maturity. All other securities purchased are classified as available for sale.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2017 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of September 30, 2017, we owned restricted securities of First National Bankers Bank with an aggregate book value and market value of $0.4 million, securities of a fund that invests in Community Reinvestment Act-qualifying real estate with a book value and market value of $0.5 million, and securities of a bank holding company in Georgia with a book value and market value of $0.1 million. Upon termination of our membership in the Federal Home Loan Bank of Atlanta during the fourth quarter of 2016, we redeemed all but approximately $30,000 of our FHLB stock. This remaining restricted stock in the FHLB is a required holding as long as our principal reducing advances are outstanding. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). We have $50.5 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2017 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $240.5 million and $223.7 million as of September 30, 2017 and December 31, 2016, respectively.

Loans

We had total loans of $5.63 billion at September 30, 2017, an increase of $717.0 million, or 14.6%, compared to $4.91 billion at December 31, 2016. At September 30, 2017, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	42.9%
Dothan, AL MSA	9.9%
Huntsville, AL MSA	9.7%
Montgomery, AL MSA	6.9%
Mobile, AL MSA	6.1%
Total Alabama MSAs	75.5%
Pensacola-Ferry Pass-Brent, FL MSA	6.3%
Tampa-St. Petersburg-Clearwater, FL MSA	1.9%
Total Florida MSAs	8.2%
Atlanta-Sandy Springs-Roswell, GA MSA	4.4%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	8.7%
Charleston-North Charleston, SC MSA	3.2%

Premises and Equipment, Net

Premises and equipment increased $14.8 million to $55.1 million at September 30, 2017 compared to $40.3 million at December 31, 2016. This increase is primarily the result of our construction of a new headquarters building in Birmingham, Alabama. Construction began in the first quarter of 2016 and it was placed in service in September 2017. Total cost of the building and contents is approximately $31.0 million.

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2017.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

September 30, 2017	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$31,701	39.51%
Real estate - construction	5,331	8.31%
Real estate - mortgage	20,966	51.15%
Consumer	461	1.03%
Total	$58,459	100.00%

December 31, 2016	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$28,872	40.36%
Real estate - construction	5,125	6.82%
Real estate - mortgage	17,504	51.70%
Consumer	392	1.12%
Total	$51,893	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased $2.0 million to $14.9 million at September 30, 2017, compared to $16.9 million at December 31, 2016. Of this total, nonaccrual loans were $12.4 million at September 30, 2017, compared to $10.6 million at December 31, 2016, an increase of $1.8 million. Excluding credit card accounts, there were three loans 90 or more days past due and still accruing totaling $2.4 million, compared to two loans totaling $6.2 million at December 31, 2016. Troubled Debt Restructurings (“TDR”) at September 30, 2017 and December 31, 2016 were $16.4 million and $7.3 million, respectively. There were no loans newly classified as TDR for the three months ended September 30, 2017 and one relationship totaling $12.7 million, which includes nine loans of various types, was newly classified as TDR for the nine months ended September 30, 2017. There were no loans newly classified as TDR for the three and nine months ended September 30, 2016. There were no renewals of existing TDRs for the three months ended September 30, 2016 and two renewals of existing TDRs totaling $600,000 for the nine months ended September 30, 2016. These TDRs are the result of term extensions rather than interest rate reductions or forgiveness of debt.

OREO and repossessed assets decreased to $3.9 million at September 30, 2017, from $5.0 million at December 31, 2016. The total number of OREO and repossessed asset accounts decreased to nine at September 30, 2017, compared to 12 at December 31, 2016. The following table summarizes OREO and repossessed asset activity for the nine months September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$4,988	$5,392
Transfers from loans and capitalized expenses	586	2,036
Proceeds from sales	(1,529)	(1,648)
Internally financed sales	(185)	(2,161)
Write-downs / net gain (loss) on sales	28	(584)
Balance at end of period	$3,888	$3,035

The following table summarizes our nonperforming assets and TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	Number of Loans	Balance	Number of Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$5,798	16	$7,282	13
Real estate - construction	2,285	3	3,268	5
Real estate - mortgage:
Owner-occupied commercial	2,497	3	-	-
1-4 family mortgage	1,308	3	74	1
Other mortgage	430	3	-	-
Total real estate - mortgage	4,235	9	74	1
Consumer	38	1	-	-
Total Nonaccrual loans:	$12,356	29	$10,624	19

90+ days past due and accruing:
Commercial, financial and agricultural	$2,108	3	$10	1
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	1
1-4 family mortgage	-	-	-	-
Other mortgage	328	1	-	-
Total real estate - mortgage	328	1	6,208	1
Consumer	70	27	45	10
Total 90+ days past due and accruing:	$2,506	31	$6,263	12

Total Nonperforming Loans:	$14,862	60	$16,887	31

Plus: Other real estate owned and repossessions	3,888	9	4,988	12
Total Nonperforming Assets	$18,750	69	$21,875	43

Restructured accruing loans:
Commercial, financial and agricultural	$7,189	5	$354	1
Real estate - construction	997	1	-	-
Real estate - mortgage:
Owner-occupied commercial	3,664	2	-	-
1-4 family mortgage	850	1	-	-
Other mortgage	-	-	204	1
Total real estate - mortgage	4,514	3	204	1
Consumer	-	-	-	-
Total restructured accruing loans:	$12,700	9	$558	2

Total Nonperforming assets and restructured accruing loans	$31,450	78	$22,433	45

Ratios:
Nonperforming loans to total loans	0.26%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.33%		0.44%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.56%		0.46%

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

Impaired Loans and Allowance for Loan Losses

As of September 30, 2017, we had impaired loans of $49.6 million, inclusive of nonaccrual loans, an increase of $4.0 million from $45.6 million as of December 31, 2016. This increase is attributable to $15.0 million of loans newly classified as specifically impaired, partially offset by charge-offs totaling $5.6 million, net pay downs of $4.1 million, loan classification upgrades of $0.7 million and OREO transfers and repossessions of $0.6 million. We allocated $8.5 million of our allowance for loan losses at September 30, 2017 to these impaired loans, an increase of $0.3 million compared to $8.2 million as of December 31, 2016. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $49.6 million of impaired loans reported as of September 30, 2017, $30.4 million were commercial, financial and agricultural loans, $3.3 million were real estate construction loans, $15.8 million were real estate mortgage loans and $0.1 million were consumer loans.

Deposits

Total deposits increased $376.6 million, or 6.9%, to $5.80 billion at September 30, 2017 compared to $5.42 billion at December 31, 2016. While we have experienced somewhat slower growth in our deposits so far in 2017, we anticipate long-term sustainable growth through continued development of market share in our regions.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased, subordinated notes payable and Federal Home Loan Bank advances. We had $254.9 million and $355.9 million at September 30, 2017 and December 31, 2016, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. Like us, our correspondent bank clients have experienced slower growth in deposits in 2017. The average rate paid on these borrowings was 1.34% for the quarter ended September 30, 2017, which has increased during the past three quarters due to increases in the FRB’s targeted federal funds rate. Other borrowings consist of the following:

•	$20.0 million of 5.50% Subordinated Notes due November 9, 2022, which were issued in a private placement in November 2012,
•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015, and
•	$300,000 of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

 The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2017, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $628.1 million. Additionally, the Bank had borrowing availability of approximately $485.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2017. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$5,235,403	$-	$-	$-	$-
Certificates of deposit (2)	561,498	324,179	152,527	83,161	1,631
Federal funds purchased	254,880	254,880	-	-	-
Subordinated debentures	54,975	300	-	-	54,675
Operating lease commitments	16,180	3,101	5,365	3,870	3,844
Total	$6,122,936	$582,460	$157,892	$87,031	$60,150

(1)  Excludes interest.

(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.  The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of September 30, 2017, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2017.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of September 30, 2017, December 31, 2016 and September 30, 2016:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:	(Dollars in thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$574,296	9.60%	$269,204	4.50%	N/A	N/A
ServisFirst Bank	629,146	10.52%	269,172	4.50%	$388,803	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	574,798	9.61%	358,938	6.00%	N/A	N/A
ServisFirst Bank	629,648	10.53%	358,896	6.00%	478,527	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	688,432	11.51%	478,584	8.00%	N/A	N/A
ServisFirst Bank	688,607	11.51%	478,527	8.00%	598,159	10.00
Tier 1 Capital to Average Assets:
Consolidated	574,798	8.91%	257,939	4.00%	N/A	N/A
ServisFirst Bank	629,648	9.76%	258,498	4.00%	323,123	5.00%

As of December 31, 2016:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$508,982	9.78%	$234,262	4.50%	N/A	N/A
ServisFirst Bank	560,731	10.77%	234,232	4.50%	$338,335	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	509,359	9.78%	312,350	6.00%	N/A	N/A
ServisFirst Bank	561,108	10.78%	312,309	6.00%	416,413	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	616,415	11.84%	416,467	8.00%	N/A	N/A
ServisFirst Bank	613,501	11.79%	416,413	8.00%	520,516	10.00%
Tier 1 Capital to Average Assets:
Consolidated	509,359	8.22%	247,777	4.00%	N/A	N/A
ServisFirst Bank	561,108	9.06%	247,760	4.00%	309,700	5.00%

As of September 30, 2016:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$488,673	9.91%	$221,937	4.50%	N/A	N/A
ServisFirst Bank	540,233	10.96%	221,902	4.50%	$320,525	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	489,050	9.92%	295,916	6.00%	N/A	N/A
ServisFirst Bank	540,610	10.96%	295,869	6.00%	394,493	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	593,140	12.03%	394,554	8.00%	N/A	N/A
ServisFirst Bank	590,043	11.97%	394,493	8.00%	493,116	10.00%
Tier 1 Capital to Average Assets:
Consolidated	489,050	8.20%	238,594	4.00%	N/A	N/A
ServisFirst Bank	540,610	9.06%	238,583	4.00%	298,228	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2017, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $368,000 as of September 30, 2017 and December 31, 2016 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2017 are as follows:

September 30, 2017
(In Thousands)
Commitments to extend credit	$1,873,412
Credit card arrangements	82,684
Standby letters of credit	49,894
$2,005,990

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2017 was $25.3 million compared to net income and net income available to common stockholders of $20.9 million for the three months ended September 30, 2016. Net income and net income available to common stockholders for the nine months ended September 30, 2017 was $71.9 million compared to net income and net income available to common stockholders of $59.7 million for the nine months ended September 30, 2016. The increase in net income for the three months ended September 30, 2017 over the same period in 2016 was primarily attributable to a $10.5 million increase in net interest income resulting from growth in earning assets, partially offset by a $3.4 million increase in tax provision. The increase in net income for the nine months ended September 30, 2017 compared to 2016 was primarily the result of a $28.0 million increase in net interest income resulting from growth in average earning assets and a $2.0 million increase in non-interest income, led by increased credit card income. Non-interest expenses increased by $1.3 million and $5.6 million, respectively, for the three and nine months ended September 30, 2017 compared to 2016.

Basic and diluted net income per common share were $0.48 and $0.47, respectively, for the three months ended September 30, 2017, compared to $0.40 and $0.39, respectively, for the corresponding period in 2016. Basic and diluted net income per common share were $1.36 and $1.33, respectively, for the nine months ended September 30, 2017, compared to $1.14 and $1.12, respectively, for the corresponding period in 2016. Return on average assets for the three and nine months ended September 30, 2017 was 1.55% and 1.52%, respectively, compared to 1.39% and 1.43%, respectively, for the corresponding periods in 2016. Return on average common stockholders’ equity for the three and nine months ended September 30, 2017 was 17.28% and 17.24% compared to 16.66% and 16.60%, respectively, for the corresponding periods in 2016.

Dividend payout ratio for the three and nine months ended September 30, 2017 was 10.71% and 11.29% compared to 10.26% and 10.62%, respectively, for the corresponding periods in 2016. Stockholders’ equity to total assets as of September 30, 2017 and 2016 was 8.79% and 8.46%, respectively.

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

Taxable-equivalent net interest income increased $8.5 million, or 17.6%, to $56.9 million for the three months ended September 30, 2017 compared to $48.4 million for the corresponding period in 2016, and increased $28.0 million, or 20.1%, to $167.5 million for the nine months ended September 30, 2017 compared to $139.5 million for the corresponding period in 2016. This increase was primarily attributable to growth in average earning assets, which increased $435.8 million, or 7.6%, from the third quarter of 2016 to the third quarter of 2017, and $699.2 million, or 13.0%, from the nine months ended September 30, 2016 to the same period in 2017. The taxable-equivalent yield on interest-earning assets increased to 4.37% for the three months ended September 30, 2017 from 3.81% for the corresponding period in 2016, and increased to 4.23% for the nine months ended September 30, 2017 from 3.93% for the corresponding period in 2016. The yield on loans for the three months ended September 30, 2017 was 4.66% compared to 4.47% for the corresponding period in 2016, and 4.58% compared to 4.47% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The cost of total interest-bearing liabilities increased to 0.81% for the three months ended September 30, 2017 compared to 0.64% for the corresponding period in 2016, and increased to 0.74% for the nine months ended September 30, 2017 from 0.63% for the corresponding period in 2016. Net interest margin for the three months ended September 30, 2017 was 3.77% compared to 3.35% for the corresponding period in 2016, and 3.69% for the nine months ended September 30, 2017 compared to 3.47% for the corresponding period in 2016.

The following tables show, for the three and nine months ended September 30, 2017 and September 30, 2016, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended September 30,

(In thousands, except Average Yields and Rates)

	2017			2016
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$5,407,109	$63,519	4.66%	$4,554,900	$51,233	4.47%
Tax-exempt (3)	33,357	435	5.17	21,939	241	4.37
Total loans, net of unearned income	5,440,466	63,954	4.66	4,576,839	51,474	4.47
Mortgage loans held for sale	4,862	43	3.51	6,724	64	3.79
Investment securities:
Taxable	385,431	2,287	2.37	224,825	1,232	2.19
Tax-exempt (3)	131,478	1,097	3.34	135,272	1,262	3.73
Total investment securities (4)	516,909	3,384	2.62	360,097	2,494	2.77
Federal funds sold	111,175	378	1.35	217,158	347	0.64
Restricted equity securities	1,030	9	3.47	5,658	57	4.01
Interest-bearing balances with banks	118,510	379	1.27	590,675	759	0.51
Total interest-earning assets	$6,192,952	$68,147	4.37%	$5,757,151	$55,195	3.81%
Non-interest-earning assets:
Cash and due from banks	65,457			58,809
Net fixed assets and equipment	54,727			25,000
Allowance for loan losses, accrued interest and other assets	151,786			145,804
Total assets	$6,464,922			5,986,764

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$800,437	$849	0.42%	$696,100	$644	0.37%
Savings deposits	48,313	37	0.30	43,569	33	0.30
Money market accounts	2,774,061	5,170	0.74	2,471,829	3,387	0.55
Time deposits (5)	546,020	1,518	1.10	519,653	1,294	0.99
Total interest-bearing deposits	4,168,831	7,574	0.72	3,731,151	5,358	0.57
Federal funds purchased	282,806	954	1.34	436,415	698	0.64
Other borrowings	55,034	717	5.17	55,410	717	5.15
Total interest-bearing liabilities	$4,506,671	$9,245	0.81%	$4,222,976	$6,773	0.64%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,363,207			1,250,139
Other liabilities	15,070			14,376
Stockholders' equity	578,626			494,248
Unrealized gains on securities and derivatives	1,348			5,025
Total liabilities and stockholders' equity	$6,464,922			$5,986,764
Net interest income		$58,902			$48,422
Net interest spread			3.56%			3.17%
Net interest margin			3.77%			3.35%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $749,000 and $653,000 are included in interest income in 2017 and 2016, respectively.
(2)	Accretion on acquired loan discounts of $107,000 and $194,000 are included in interest income in 2017 and 2016, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(4)	Unrealized gains of $2,072,000 and $7,730,000 are excluded from the yield calculation in 2017 and 2016, respectively.
(5)	Accretion on acquired CD premiums of $0 and $48,000 are included in interest in 2017 and 2016, respectively.

	For the Three Months Ended September 30,
	2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$10,054	$2,232	$12,286
Tax-exempt	144	50	194
Total loans, net of unearned income	10,198	2,282	12,480
Mortgages held for sale	(16)	(5)	(21)
Debt securities:
Taxable	949	106	1,055
Tax-exempt	(34)	(131)	(165)
Total debt securities	915	(25)	890
Federal funds sold	(227)	258	31
Restricted equity securities	(41)	(7)	(48)
Interest-bearing balances with banks	(923)	543	(380)
Total interest-earning assets	9,906	3,046	12,952

Interest-bearing liabilities:
Interest-bearing demand deposits	105	100	205
Savings	4	-	4
Money market accounts	455	1,328	1,783
Time deposits	69	155	224
Total interest-bearing deposits	633	1,583	2,216
Federal funds purchased	(311)	567	256
Other borrowed funds	(4)	4	-
Total interest-bearing liabilities	318	2,154	2,472
Increase in net interest income	$9,588	$892	$10,480

Our growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change. Also, the recent increases in the Federal Reserve Bank’s target federal funds rate has contributed to a favorable variance relating to the interest rate component because yields on loans have increased more than rates paid on deposits. More recently, increases in rates paid on deposits has contributed an unfavorable rate variance when compared to prior quarters in 2017. Management continues to closely monitor pricing of deposit accounts in an effort to control interest expense.

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Nine Months Ended September 30,

(In thousands, except Average Yields and Rates)

	2017			2016
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$5,193,860	$178,311	4.59%	$4,398,894	$147,328	4.47%
Tax-exempt (3)	33,963	1,257	4.93	16,200	573	4.72
Total loans, net of unearned income	5,227,823	179,568	4.58	4,415,094	147,901	4.47
Mortgage loans held for sale	5,483	158	3.85	6,710	200	3.98
Investment securities:
Taxable	381,157	6,646	2.32	216,947	3,739	2.30
Tax-exempt (3)	132,545	3,373	3.39	136,326	3,845	3.76
Total investment securities (4)	513,702	10,019	2.60	353,273	7,584	2.86
Federal funds sold	147,626	1,185	1.07	136,879	630	0.61
Restricted equity securities	1,030	39	5.06	5,427	154	3.79
Interest-bearing balances with banks	174,040	1,252	0.96	453,087	1,734	0.51
Total interest-earning assets	$6,069,704	$192,221	4.23%	$5,370,470	$158,203	3.93%
Non-interest-earning assets:
Cash and due from banks	64,704			61,906
Net fixed assets and equipment	49,796			23,095
Allowance for loan losses, accrued interest and other assets	144,499			133,357
Total assets	$6,328,703			$5,588,828

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$789,916	$2,348	0.40%	$684,348	$1,838	0.36%
Savings deposits	48,967	113	0.31	42,062	95	0.30
Money market accounts	2,678,993	13,143	0.66	2,186,703	8,612	0.53
Time deposits (5)	537,806	4,273	1.06	508,510	3,807	1.00
Total interest-bearing deposits	4,055,682	19,877	0.66	3,421,623	14,352	0.56
Federal funds purchased	326,017	2,653	1.09	460,844	2,210	0.64
Other borrowings	55,134	2,150	5.21	55,520	2,152	5.18
Total interest-bearing liabilities	$4,436,833	$24,680	0.74%	$3,937,987	$18,714	0.63%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,319,695			1,157,106
Other liabilities	14,637			13,250
Stockholders' equity	556,952			475,905
Unrealized gains on securities and derivatives	586			4,580
Total liabilities and stockholders' equity	$6,328,703			$5,588,828
Net interest income		$167,541			$139,489
Net interest spread			3.49%			3.30%
Net interest margin			3.69%			3.47%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $2,376,000 and $1,574,000 are included in interest income in 2017 and 2016, respectively.
(2)	Accretion on acquired loan discounts of $374,000 and $819,000 are included in interest income in 2017 and 2016, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(4)	Unrealized gains of $304,000 and $6,694,000 are excluded from the yield calculation in 2017 and 2016, respectively.
(5)	Accretion on acquired CD premiums of $32,000 and $189,000 are included in interest in 2017 and 2016, respectively.

	For the Nine Months Ended September 30,
	2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$26,839	$4,144	$30,983
Tax-exempt	655	29	684
Total loans, net of unearned income	27,494	4,173	31,667
Mortgages held for sale	(36)	(6)	(42)
Debt securities:
Taxable	2,852	55	2,907
Tax-exempt	(106)	(366)	(472)
Total debt securities	2,746	(311)	2,435
Federal funds sold	52	503	555
Restricted equity securities	(154)	39	(115)
Interest-bearing balances with banks	(1,454)	972	(482)
Total interest-earning assets	28,648	5,370	34,018

Interest-bearing liabilities:
Interest-bearing demand deposits	298	212	510
Savings	16	2	18
Money market accounts	2,150	2,381	4,531
Time deposits	220	246	466
Total interest-bearing deposits	2,684	2,841	5,525
Federal funds purchased	(780)	1,223	443
Other borrowed funds	(18)	16	(2)
Total interest-bearing liabilities	1,886	4,080	5,966
Increase in net interest income	$26,762	$1,290	$28,052

Our growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change. Also, the recent increases in the Federal Reserve Bank’s target federal funds rate has contributed to a favorable variance relating to the interest rate component because yields on loans have increased more than rates paid on deposits.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2017, total loans rated Special Mention, Substandard, and Doubtful were $131.1 million, or 2.3% of total loans, compared to $128.8 million, or 2.6% of total loans, at December 31, 2016. Impaired loans are reviewed specifically and separately to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.8 million for the three months ended September 30, 2017, an increase of $1.3 million from $3.5 million for the three months ended September 30, 2016, and was $14.2 million for the nine months ended September 30, 2017, a $4.9 million increase compared to $9.3 million for the nine months ended September 30, 2016. Nonperforming loans decreased to $14.9 million, or 0.26% of total loans, at September 30, 2017 from $16.9 million, or 0.34% of total loans, at December 31, 2016, but were higher than $6.7 million, or 0.14% of total loans, at September 30, 2016. Impaired loans increased to $49.6 million, or 0.88% of total loans, at September 30, 2017, compared to $45.6 million, or 0.93% of total loans, at December 31, 2016. The allowance for loan losses totaled $58.5 million, or 1.04% of total loans, net of unearned income, at September 30, 2017, compared to $51.9 million, or 1.06% of loans, net of unearned income, at December 31, 2016.

Noninterest Income

Noninterest income was flat at $4.8 million for the three months ended September 30, 2017 compared to the corresponding period in 2016, and totaled $14.1 million for the nine months ended September 30, 2017, an increase of $2.0 million, or 16.5%, compared to the corresponding period in 2016. Mortgage banking income decreased $0.1 million, or 9.1%, to $1.0 million for the three months ended September 30, 2017 compared to $1.1 million for the same period in 2016, and increased $0.2 million, or 7.4%, to $2.9 million for the nine months ended September 30, 2017 compared to $2.7 million for the same period in 2016. Credit card income was flat at $1.1 million for the three months ended September 30, 2017 compared to the same period in 2016, and increased $1.3 million, or 59.1%, to $3.5 million for the nine months ended September 30, 2017 compared to $2.2 million for the same period in 2016. Flat credit card income for the comparative quarters was the result of higher accruals for rebates and awards on credit card accounts during the third quarter of 2017. The number of credit card accounts increased 35.7% from September 30, 2016 to September 30, 2017 and the volume of purchases on cards increased 58.5% from the quarter ended September 30, 2016 to the quarter ended September 30, 2017.

Noninterest Expense

Noninterest expense totaled $21.5 million for the three months ended September 30, 2017, an increase of $1.3 million, or 6.4%, compared to $20.2 million for the same period in 2016, and totaled $64.6 million for the nine months ended September 30, 2017, an increase of $5.6 million, or 9.5%, compared to $59.0 million for the same period in 2016.

Details of expenses are as follows:

•	Salary and benefit expense increased $1.5 million, or 13.4%, to $12.4 million for the three months ended September 30, 2017 from $11.0 million for the same period in 2016, and increased $3.4 million, or 10.4%, to $36.2 million for the nine months ended September 30, 2017 from $32.8 million for the same period in 2016. Total employees increased from 416 as of September 30, 2016 to 438 as of September 30, 2017, or 5.3%. Merit increases, cost of living adjustments, and medical benefit cost increases also contributed to the 2017 overall increased salary and benefits expense.

•	Occupancy expense decreased $0.2 million, or 7.3%, to $1.9 million for the three months ended September 30, 2017 from $2.1 million for the corresponding period in 2016, and increased $0.3 million, or 5.6%, to $6.4 million during the nine months ended September 30, 2017 from $6.1 million during the corresponding period in 2016. We leased a new main office building in our Tampa Bay, Florida region starting in early 2017 which was a replacement of our previous loan production office in Pasco County. We also leased a new main office in our Mobile, Alabama region, a replacement of a previous smaller location with less visibility.

•	Professional services expense decreased $0.4 million, or 31.9%, to $0.8 million for the three months ended September 30, 2017 from $1.2 million for the corresponding period in 2016, and decreased $0.5 million, or 18.3%, to $2.4 million from $2.9 million for the nine months ended September 30, 2017. Legal fees related to pending litigation during 2016 drove higher expenses in the previous year’s comparative periods.

•	Federal deposit insurance and other regulatory assessments were flat at $0.8 million for the three months ended September 30, 2017 compared to the same period in 2016, and increased $0.6 million to $2.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in the nine-month comparative periods is driven by asset growth and a change in the assessment rate calculation enacted by the FDIC starting in the third quarter of 2016.

•	OREO expenses decreased to $31,000 for the three months ended September 30, 2017 from $0.2 million for the corresponding period in 2016, and decreased $0.5 million, or 75.6%, to $0.2 million from $0.7 million for the nine months ended September 30, 2017. Fewer properties in OREO and less activity lead to the drop in expenses. We continue to actively manage and maintain our OREO properties to minimize potential losses until they are sold.

•	Other operating expenses increased $0.5 million to $5.5 million for the three months ended September 30, 2017 compared to the same period in 2016, and increased $2.4 million to $16.6 million for the nine months ended September 30, 2017 compared to the same period in 2016. State sales taxes paid for the construction of our new headquarters building in Birmingham, Alabama and higher credit card processing expenses each contributed $0.4 million of the increase for the nine month comparative periods. Increased transaction volume drove increased loan expenses ($0.6 million), increased bank service charges ($0.1 million) and increased travel expenses ($0.1 million). We incurred a $0.2 million increase in non-credit losses during the nine months ended September 30, 2017 compared to the same period in 2016.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2017 compared to the same periods in 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ change	% change	2017	2016	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,467	$1,367	$100	7.3%	$4,203	$3,980	$223	5.6%
Mortgage banking	978	1,112	(134)	(12.1)%	2,941	2,681	260	9.7%
Credit card income	1,149	1,116	33	3.0%	3,517	2,159	1,358	62.9%
Securities gains	-	-	-	NM	-	(3)	3	NM
Increase in cash surrender value life insurance	825	770	55	7.1%	2,334	2,049	285	13.9%
Other operating income	371	426	(55)	(12.9)%	1,146	1,207	(61)	(5.1)%
Total non-interest income	$4,790	$4,791	$(1)	-%	$14,141	$12,073	$2,068	17.1%

Non-interest expense:
Salaries and employee benefits	12,428	10,958	1,470	13.4%	36,172	32,758	3,414	10.4%
Equipment and occupancy expense	1,947	2,100	(153)	(7.3)%	6,452	6,108	344	5.6%
Professional services	805	1,182	(377)	(31.9)%	2,384	2,919	(535)	(18.3)%
FDIC and other regulatory assessments	810	775	35	4.5%	2,888	2,328	560	24.1%
OREO expense	31	178	(147)	(82.6)%	163	668	(505)	(75.6)%
Other operating expense	5,476	4,969	507	10.2%	16,580	14,175	2,405	17.0%
Total non-interest expense	$21,497	$20,162	$1,335	6.6%	$64,639	$58,956	$5,683	9.6%

Income Tax Expense

Income tax expense was $11.6 million for the three months ended September 30, 2017 compared to $8.2 million for the same period in 2016, and was $29.4 million for the nine months ended September 30, 2017 compared to $22.0 million for the same period in 2016. Our effective tax rate for the three and nine months ended September 30, 2017 was 31.5% and 29.0%, respectively, compared to 28.1% and 27.0% for the corresponding periods in 2016, respectively. We recognized a reduction in provision for income taxes resulting from excess tax benefits from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2017 of $0.8 million and $4.3 million, respectively, compared to $1.2 million and $4.7 million during the three and nine months ended September 30, 2016, respectively. Lower excess tax benefits from the exercise of stock options and lower Alabama state sales taxes, which we can deduct from our Alabama corporate income taxes, during the third quarter of 2017 contributed to the higher effective tax rate when compared to the same quarter in 2016. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2017. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: October 31, 2017	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 31, 2017	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

