Form 10-K
period 2017-12-31
ServisFirst Bancshares, Inc.
filed 2018-02-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $36.89 per share of Common Stock, was $1,648,680,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2018
Common stock, $.001 par value	53,082,445

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exhange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

•	the effects of adverse changes in the economy or business conditions, either nationally or in our market areas;
•	credit risks, including credit risks resulting from the devaluation of collateralized debt obligations (CDOs) and/or structured investment vehicles to which we currently have no direct exposure;
•	the effects of governmental monetary and fiscal policies and legislative, regulatory and accounting changes applicable to banks and other financial service providers, including the impact on us and our customers of the Tax Cuts and Jobs Act;
•	the effects of hazardous weather in our markets;
•	the effects of competition from other financial institutions and financial service providers;
•	our ability to keep pace with technology changes, including with respect to cyber-security and preventing breaches of our and third-party security systems involving our customers and other sensitive and confidential data;
•	our ability to attract new or retain existing deposits, or to initiate new or retain current loans;
•	credit risks, including the deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in our portfolio or in specific industry concentrations of our loan portfolio;
•	the effect of any merger, acquisition or other transaction to which we or any of our subsidiaries may from time to time be a party, including our ability to successfully integrate any business that we acquire;
•	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
•	the effects of terrorism and efforts to combat it;
•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers;
•	the results of regulatory examinations;
•	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves; and
•	other factors that are discussed in the section titled “Risk Factors” in Item 1A.

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2013, 2014, 2015, 2016 and 2017 mean our fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 20 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston, Mobile and Baldwin Counties of Alabama, Escambia and Hillsborough Counties of Florida, Cobb and Douglas Counties of Georgia, Charleston County, South Carolina and Davidson County, Tennessee in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2017, we had total assets of approximately $7.1 billion, total loans of approximately $5.9 billion, total deposits of approximately $6.1 billion and total stockholders’ equity of approximately $607.6 million.

We operate our bank using a simple business model based on organic loan and deposit growth, generated through high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. This decentralized decision-making process allows individual lending officers varying levels of lending authority, based on the experience of the individual officer. When the total amount of loans to a borrower exceeds an officer’s lending authority, further approval must be obtained by the applicable regional chief executive officer (G. Carlton Barker – Montgomery, Andrew N. Kattos – Huntsville, B. Harrison Morris, III – Dothan, Rex D. McKinney – Pensacola, W. Bibb Lamar, Jr. – Mobile, Thomas G. Trouche – Charleston, Kenneth L. Barber – Atlanta, Bradford A. Vieira – Nashville or Gregory W. Bryant – Tampa Bay) and/or our senior management team. Rather than relying on a more typical traditional, retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services.

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

History

Our bank was founded by our President and Chief Executive Officer, Thomas A. Broughton, III, and commenced banking operations in May 2005 following an initial capital raise of $35 million, the largest capital raise by a de novo bank in the history of Alabama. We were incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of our bank, and, in November 2007 our holding company became the sole shareholder of the bank by virtue of a plan of reorganization and agreement of merger. In May 2008, following our filing of a registration statement on Form 10 with the SEC, we became a reporting company within the meaning of the Exchange Act and have been filing annual, quarterly, and current reports, proxy statements and other information with the SEC since 2008. On May 19, 2014, we completed our initial public offering (the “Offering’) of our common stock. Since the completion of the Offering, our common stock has traded on The NASDAQ Global Select Market under the symbol “SFBS”.

Business Strategy

We are a full service commercial bank focused on providing competitive products, state of the art technology and quality service. Our business philosophy is to operate as a metropolitan community bank emphasizing prompt, personalized customer service to the individuals and businesses located in our primary markets. We aggressively market to our target customers, which include privately held businesses generally with $2 million to $250 million in annual sales, professionals and affluent consumers whom we believe are underserved by the larger regional banks operating in our markets. We also seek to capitalize on the extensive relationships that our management, directors, advisory directors and stockholders have with the businesses and professionals in our markets.

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 330 community banks located in 15 states throughout the southern United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2017, our branches averaged approximately $304.6 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 39% of our total loan portfolio as of December 31, 2017.

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

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2017, we had expanded into nine additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

•	the availability of successful, experienced bankers with strong reputations in the market; and

•	the economic attributes of the market necessary to drive quality lending opportunities coupled with deposit-related characteristics of the potential market.

Prior to entering a new market, historically we have identified and built a team of experienced, successful bankers with market-specific knowledge to lead the bank’s operations in that market, including a regional chief executive officer. Generally, we or members of our senior management team are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. We also often assemble a non-voting advisory board of directors in our markets, comprised of members representing a broad spectrum of business experience and community involvement in the market. We currently have advisory boards in each of the Huntsville, Montgomery, Dothan, Mobile, Pensacola, Atlanta and Charleston markets.

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

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2007 to 2017 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2017	2007	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$35.0	$21.1	5.19%
Madison County, Alabama	7.1	5.0	3.57%
Montgomery County, Alabama	6.6	4.8	3.24%
Houston County, Alabama	2.6	1.8	3.75%
Mobile County, Alabama	7.2	5.5	2.73%
Escambia County, Florida	4.2	3.8	1.01%
Hillsborough County, Florida	31.7	17.4	6.18%
Cobb County, Georgia	10.6	9.9	0.69%
Douglas County, Georgia	1.5	1.5	-%
Charleston County, South Carolina	10.6	7.1	4.09%
Davidson County, Tennessee	33.2	16.4	6.69%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2017 (the most recent date such numbers were reported by the FDIC), as reported by the FDIC:

Market (1)	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$2,360.2	$37,863.7	4	6.23%
Huntsville MSA	2	758.6	7,815.3	3	9.71%
Montgomery MSA	2	550.0	8,116.1	6	6.78%
Dothan MSA	2	484.1	3,207.6	2	15.09%
Mobile MSA	2	236.6	7,232.5	8	3.27%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	330.1	5,590.2	7	5.91%
Tampa-St. Petersburg-Clearwater MSA	1	40.9	81,937.6	55	0.05%
Georgia:
Atlanta-Sandy Springs-Roswell MSA	3	247.8	166,887.7	39	0.15%
South Carolina:
Charleston-North Charleston MSA	1	104.7	13,248.8	18	0.79%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	286.9	57,393.3	29	0.50%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2017, as reported by the FDIC:

Alabama	58.3%
Florida	6.4%
Georgia	5.0%
South Carolina	12.5%
Tennessee	22.5%

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

In our markets, our five largest competitors are Regions Bank, Wells Fargo Bank, BBVA Compass, BB&T and Synovus Bank. These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of, media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

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

Commercial Loans

Our commercial lending activity is directed principally toward businesses and professional service firms whose demand for funds falls within our legal lending limits. We make loans to small- and medium-sized businesses in our markets for the purpose of upgrading plant and equipment, buying inventory and for general working capital. Typically, targeted business borrowers have annual sales generally between $2 million and $250 million. This category of loans includes loans made to individual, partnership and corporate borrowers, and such loans are obtained for a variety of business purposes. We offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas. These commercial lending products include seasonal loans, bridge loans and term loans for working capital, expansion of the business, or acquisition of property, plant and equipment. We also offer commercial lines of credit. The repayment terms of our commercial loans will vary according to the needs of each customer.

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $245.8 million in 2017. Our allocation of loan loss reserve for these loans decreased $0.1 million to $5.0 million at December 31, 2017 compared to $5.1 million at the end 2016. Charge-offs decreased from $0.8 million for 2016 to $0.1 million for 2017, and the overall quality of the construction loan portfolio has improved with $1.5 million rated as substandard at December 31, 2017 compared to $4.3 million at December 31, 2016.

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

Commitments and Contingencies

As of December 31, 2017, we had commitments to extend credit beyond current fundings of approximately $1.9 billion, had issued standby letters of credit in the amount of approximately $41.7 million, and had commitments for credit card arrangements of approximately $128.1 million.

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

Our net loan losses to average total loans increased to 0.29% for the year ended December 31, 2017 from 0.11% for the year ended December 31, 2016, which was down from 0.13% for the year ended December 31, 2015. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2017, we had $10.8 million of non-accrual loans. We have allocated approximately $5.0 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, $32.9 million to commercial and industrial loans, $21.0 million to real estate mortgage loans and $0.5 million to consumer loans and have a total loan loss reserve as of December 31, 2017 of $59.4 million. The loan loss reserve methodology incorporates qualitative factors which are based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2017.

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

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone banking, direct deposit, Internet banking, mobile banking, traveler’s checks, safe deposit boxes, attorney trust accounts and automatic account transfers. We also participate in a shared network of automated teller machines and a debit card system that our customers are able to use, and, in certain accounts subject to certain conditions, we rebate to the customer the ATM fees automatically after each business day. Additionally, we offer Visa® credit cards.

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

Employees

We had 434 employees as of December 31, 2017. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

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

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. An institution’s assessment rate is assigned by the FDIC on a quarterly basis and is based on a number of factors related to the risk the institution poses to the Deposit Insurance Fund. Those factors include, among other things, the institution’s capital adequacy, liquidity, loan and deposit portfolio characteristics, asset quality, earnings, and rate of growth. For the fourth quarter of 2017, the bank’s assessment rate was set at $0.0134, or $0.0536 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2017, the bank’s FICO assessment was equal to $0.0012, or $0.0048 annually, per $100 of assessment base. These assessments will continue until the bonds mature in 2019.

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

Interest Rate Limitations

Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

The bank’s loan and deposit operations are subject to a number of federal consumer protection laws and regulations, including, among others:

•	the Federal Truth-In-Lending Act, as implemented by Regulation Z issued by the CFPB, governing, among other things, the disclosure of credit terms to consumers;

•	the Real Estate Settlement Procedures Act, as implemented by Regulation X issued by the CFPB, prescribing, among other things, requirements in connection with residential mortgage loan applications, settlements, and servicing;

•	the Home Mortgage Disclosure Act, as implemented by Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, as implemented by Regulation B issued by the CFPB, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status, age, or certain other prohibited factors in all aspects of credit transactions, imposing certain requirements regarding credit applications, and prescribing certain disclosure obligations;

•	the Fair Credit Reporting Act, as implemented in part by Regulation V issued by the CFPB, governing the use and provision of information to credit reporting agencies by imposing, among other things, requirements for financial institutions to develop policies and procedures to identify potential identity theft, requirements for entities that furnish information to consumer reporting agencies (which would include the bank) to implement procedures and policies regarding the accuracy and integrity of the furnished information and respond to disputes from consumers regarding credit reporting issues, requirements for mortgage lenders to disclose credit scores to consumers, and limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes;

•	the Fair Debt Collection Practices Act, as implemented in part by Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by debt collectors;

•	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act, as implemented by Regulation E issued by the CFPB, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The Basel Committee, the U.S. federal banking regulators, and other interested parties may propose changes to the Basel III Capital Rules from time to time based on a number of factors, including prevailing economic conditions and policy initiatives. For example, in September 2017 the U.S. federal banking regulators proposed revisions to the Basel III Capital Rules to simplify the capital treatment of certain types of assets, including certain types of mortgage servicing rights, tax deferred assets, and commercial real estate loans. If adopted, those revisions could provide regulatory relief to all but the largest and most internationally active U.S. banks and bank holding companies. Similarly, in December 2017, the Basel Committee published revisions to its regulatory framework in an effort to strengthen credibility in the calculation of risk-weighted assets and otherwise improve existing capital rules in certain respects. At this time, it is unknown whether proposals and revisions such as these will become final rules binding upon U.S. bank holding companies and banks, and it is unclear how they may affect us and the bank. We will continue to monitor these and similar proposals and revisions for adoption and implementation.

In December 2017, the Basel Committee published revisions to its regulatory framework that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these revisions are meant to strengthen credibility in the calculation of risk-weighted assets by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk and to add new capital requirements for certain “unconditional cancellable commitments,” such as credit card lines. These revisions will be generally effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Operational risk capital requirements and a capital floor only apply to advanced approaches institutions under current U.S. capital rules.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2017, the bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased during recent years, as the economic downturn that began in the late 2000’s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $239.0 million in dividends as of December 31, 2017, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

Overdraft Fees

Regulation E imposes restrictions on banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. Institutions like the bank with less than $10 billion in assets are exempt. However, while the bank is under the $10 billion level that caps income per transaction, the bank has been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks.

The Volcker Rule

In December 2013, five U.S. financial regulators, including the Federal Reserve and the FDIC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the bank.

Banking entities that do not engage in any of the activities covered by the Volcker Rule (other than with respect to certain U.S. government, agency, and/or municipal obligations) are not required to adopt any formal compliance program specific to the Volcker Rule. We have concluded that we do not engage in the activities covered by the Volcker Rule and that the Volcker Rule does not impact our operations.

The Dodd-Frank Act

The Dodd-Frank Act was signed into law in July 2010 and has significantly changed the bank regulatory environment and the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations. Although many of the final rules and regulations called for by the Dodd-Frank Act have been adopted, the implementation of some of those rules and regulations is in its early stages, and rulemaking has not yet become final for certain Dodd-Frank Act provisions. As a result, the full impact of the Dodd-Frank Act may not be known for many years.

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

As noted above, the implementation of the Dodd-Frank Act is ongoing, and certain provisions of the Dodd-Frank Act are still subject to rulemaking. As a result, it is difficult to anticipate the overall financial impact of the Dodd-Frank Act on the bank and us. However, compliance with the Dodd-Frank Act and its implementing regulations has resulted in, and is expected to continue to result in, additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Other Legislation and Regulatory Action relating to Financial Institutions

Government efforts made over the last decade to strengthen the United States financial system, including the Dodd-Frank Act and its related rules and regulations, subject us and the bank to a number of new regulatory compliance obligations, many of which may impose additional fees, costs, requirements, and restrictions. These fees, costs, requirements, and restrictions, as well as any others that may be imposed in the future, may have a material adverse effect on our business, financial condition, and results of operations.

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

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings, which are available free of charge through our corporate website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. You may also obtain a copy of any such report from us free of charge by requesting such copy in writing to 2500 Woodcrest Place, Birmingham, Alabama 35209, Attention: Chief Financial Officer.

Executive Officers of the Registrant

A brief description of the background of each of our named executive officers is set forth below.

Thomas A. Broughton, III (62) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (61) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (subsequently, Wachovia Bank and now Wells Fargo Bank) at its corporate headquarters in Birmingham, in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. During his employment with SouthTrust, Mr. Pouncey oversaw various operational and production functions in its nine-state footprint of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia, and while employed by Wachovia, Mr. Pouncey oversaw various operational and production functions in Alabama, Arizona, Tennessee and Texas.

William M. Foshee (63) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in the Huntsville MSA, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (60) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Don G. Owens (66) – Since September 2017, Mr. Owens has served as Executive Vice President. He served as Senior Vice President and Chief Credit Officer for us and the bank from 2012 through his promotion to Executive Vice President. Prior to joining us, Mr. Owens served as a retail branch manager of First Alabama Bank from 1973 to 1978, worked for C&I Bank (now Bank of America) from 1978 to 1982, including as a branch manager and commercial lender, worked for Republic Bank (now Bank of America) from 1982 to 1988, including as a commercial lender and credit administrator, and served as a Senior Vice President and Senior Loan Administrator for BBVA Compass from 1988 to 2012.

A brief description of the background of each of our regional chief executive officers is set forth below.

Kenneth L. Barber (63) – Mr. Barber has served as Executive Vice President and Atlanta President and Chief Executive Officer of the Bank since February 1, 2015 when the Company acquired Metro Bancshares, Inc. Mr. Barber chartered Metro Bank in 2007, growing total assets to approximately $230 million before being acquired by the Company. Prior to Metro Bank, Mr. Barber served as the President and Chief Executive Officer of Georgian Bancorporation and its subsidiary, Georgian Bank. Prior to Georgian Bancorporation, Mr. Barber served as the President and Chief Executive Officer of Citizens & Merchants State Bank in Douglasville, Georgia. From 1976 to 1986, Mr. Barber served in various capacities for Wachovia Corporation, including Vice President of Commercial Lending. Mr. Barber has over 40 years of banking experience in Georgia. Mr. Barber has served on the Boards of Directors for the Douglas County and Cobb County Chambers of Commerce. He is actively involved in many church and civic activities.

G. Carlton Barker (69) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

Gregory W. Bryant (54) – Mr. Bryant has served as Executive Vice President and Tampa Bay Area President and Chief Executive Officer of the Bank since January 2016. Previously, Mr. Bryant was the President and CEO of Bay Cities Bank in Tampa, Florida from 2000 until its sale to Centennial Bank in October 2015. While at Bay Cities, Mr. Bryant was a member of the bank’s loan committee, compensation committee, audit committee, and ALCO committee. Mr. Bryant also served as the President of Florida Business BancGroup, the parent company of Bay Cities Bank. From 2005 to 2015, Mr. Bryant served as a Director of the Independent Banker’s Bank (Lake Mary, FL), a correspondent bank serving over 100 banks in Florida and South Georgia. While at IBB, Mr. Bryant served on the loan and executive committees. Prior to Bay Cities Bank, Mr. Bryant worked in various management capacities with GE Capital and SouthTrust Bank. Mr. Bryant served as Chair of the Florida Banker’s Association in 2012, and is active in the CEO Council of Tampa Bay and the Greater Tampa Chamber of Commerce.

Andrew N. Kattos (48) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves on the Advisory Board for the Junior League as a Board Member and Finance Committee Member for the Huntsville Hospital Foundation, a member of the University of Alabama in Huntsville College of Business Executive Advisory Board, and a board member for the National Children’s Advocacy Center.

William Bibb Lamar, Jr. (73) – Mr. Lamar has served as the Mobile Regional Chief Executive Officer of the bank since March 2013. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from the University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 16 years and was formerly President of the Alabama Bankers Association.

Rex D. McKinney (55) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Past President of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation, Vice President of the Pensacola Country Club Board of Directors and also a Board Member of the Florida Bankers Association.

B. Harrison Morris, III (41) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Thomas G. Trouche (53) – Mr. Trouche has served as Executive Vice President and Charleston President and Chief Executive Officer of the Bank since December 2014. Prior to joining the Company, Mr. Trouche served in various roles with First Citizens Bank for over 13 years, most recently as their Coastal Division Executive. Mr. Trouche currently serves on the Board of Directors for the American Red Cross, and previously served as Chairman of the Board for Mason Preparatory School in Charleston.

Bradford A. Vieira (42) – Mr. Vieira has served as Executive Vice President and Nashville President and Chief Executive Officer of the Bank since June 2017 and as Senior Vice President and Nashville President since 2013 until his promotion to Nashville CEO. Mr. Vieira began his career in banking with SouthTrust Bank and held several positions in lending and credit. He also was with Fifth Third Bank as a commercial middle market sales manager. Mr. Vieira has been named Power Leader in Finance by the Nashville Business Journal. Under his leadership, ServisFirst Bank was also named a 2017 Best Place to work by the Nashville Business Journal.

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

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by rising interest rates, though rates currently remain relatively low, which may impact our ability to attract deposits and to generate attractive earnings through our investment portfolio. An increase in interest rates could increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2017, 50.1% of our loan portfolio was composed of commercial and consumer real estate loans, of which 66.0% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2017, our 10 largest borrowing relationships totaled over $273 million in commitments (including unfunded commitments), or approximately 5% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of sustained economic weakness, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2017 was $59.4 million, or 1.02% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loans in excess of $2.0 million with some sample loans below this amount are reviewed by our centralized credit administration department in Birmingham, Alabama. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past three years, including:

•	the sale of $34,750,000 in 5% subordinated notes due July 15, 2025 to accredited investor purchasers in July 2015; and
•

the sale of $30,000,000 in 4.5% subordinated notes due November 8, 2027 to accredited investor purchasers in November 2017. At the same time, we redeemed $20,000,000 in 5.5% subordinated notes due November 9, 2022.

After giving effect to these transactions, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. Our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets, including prevailing interest rates, a loss of confidence in financial institutions generally, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing. If capital is not available on favorable terms when we need it, we will either have to issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We use information technology in our operations and offer online banking services to our customers. Unauthorized access to our or our customers’ confidential or proprietary information could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity, and the increasing frequency, of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to continue to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, human error or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2017, we held $6.7 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2017, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 84% of the bank’s liabilities as of December 31, 2017 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 83% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2017, the fair value of our investment securities portfolio was approximately $538.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies and questions concerning the impact of the Tax Cuts and Jobs Act on the long-term fiscal position of the U.S. federal government. However, in addition to causing economic and financial market disruptions, any future downgrade, failure to continue to raise the U.S. statutory debt limit as needed, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of any downgrade could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As a bank holding company, we are subject to federal regulation under the BHC Act, as amended, and the examination and reporting requirements of various federal and state agencies, including the FDIC and the Alabama Banking Department. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation could be introduced in the United States Congress that could substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, accounting standards or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Changes in accounting standards could materially impact, potentially even retroactively, how we report our financial condition and results of our operations. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities. A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations. This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, material adverse effect on the operating results of financial institutions including our business. Borrowings by the United States government to finance government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions. We do not have any control over monetary policies implemented by the Federal Reserve or otherwise and any changes in these policies could have a material adverse effect on our business, financial condition, results of operations and prospects.

A reduction in future corporate tax rates could have a material impact on the value of our deferred tax assets.

As we have seen during the fourth quarter of 2017, many financial holding companies, like us, revalued their deferred tax assets and liabilities resulting from the passage of H.R. 1, the Tax Cuts and Jobs Act, in December 2017. The legislation decreased the corporate income tax rate from 35% to 21%. As a result, we recognized $3.1 million of additional tax expense in revaluing our deferred tax assets and liabilities as of December 31, 2017. The effects of future changes in tax laws or rates are not anticipated in the determination of the value of our net deferred tax assets. However, any such changes could have a material adverse effect on the value of our net deferred tax assets.

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

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

As an FDIC-insured institution, the bank is assessed a quarterly deposit insurance premium.  The amount of the premium is affected by a number of factors, including the risk the bank poses to the Deposit Insurance Fund and the adequacy of the fund to cover the risk posed by all insured institutions.  If either the bank or insured institutions as a whole present a greater risk to the Deposit Insurance Fund in the future than they do today, if the Deposit Insurance Fund becomes depleted in any material respect, or if other circumstances arise that lead the FDIC to determine that the Deposit Insurance Fund should be strengthened, the bank could be required to pay significantly higher deposit insurance premiums and/or additional special assessments to the FDIC.  Those premiums and/or assessments could have a material adverse effect on the bank’s earnings, thereby reducing the availability of funds to pay dividends to us.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The stock market and, in particular, the market for financial institution stocks, may experience substantial fluctuations, which may be unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The rights of our common stockholders are subordinate to the rights of the holders of our outstanding debt and will be subordinate to the rights of the holders of any preferred securities or any debt that we may issue in the future.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2017, our bank could pay approximately $239.0 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2017, we operated through 20 banking offices. Our Woodcrest Place office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, MSA, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
2500 Woodcrest Place (1)	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
8117 Vaughn Road, Unit 20	Montgomery	36116	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
2 North Royal Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
54 South Greeno Road (2)	Fairhope	36532	Leased	9/29/2017
Total		3 Offices

Total Offices in Alabama		12 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Baylen Street, Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

Tampa-St. Petersburg-Clearwater:
4221 West Boy Scout Blvd. (1)	Tampa	33607	Leased	1/4/2016
Total		1 Office

Total Offices in Florida		3 Offices

Georgia:
Atlanta-Sandy Springs-Roswell
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
2454 Kennesaw Due West Road	Kennesaw	30152	Owned	12/12/2011
Total Offices in Georgia		3 Offices

South Carolina:
Charleston-North Charleston
701 East Bay Street Suite 503 (1)	Charleston	29403	Leased	4/20/2015
Total Offices in South Carolina		1 Office

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013
Total Offices in Tennessee		1 Office

Total offices		20 Offices

(1) Offices relocated to this address. Original offices opened on date indicated.
(2) Property served as a Loan Processing Office until 1/16/18, when it became a full service office.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 21, 2018, there were 550 holders of record of our common stock. As of the close of business on February 21, 2018, the price of our common stock was $42.14 per share. All share and per share data in this Annual Report on Form 10-K is adjusted to reflect our two-for-one stock split in the form of a stock dividend effective on December 20, 2016 for stockholders of record on December 5, 2016.

The following table sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter of 2017 and 2016.

	Year Ended December 31,
	2017			2016
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
First quarter	$42.66	$34.06	$0.05	$23.39	$17.06	$0.04
Second quarter	39.34	33.01	0.05	26.36	21.66	0.04
Third quarter	39.30	32.54	0.05	26.79	23.46	0.04
Fourth quarter	44.00	35.35	0.05	38.65	25.00	0.04
			$0.20			$0.16

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2017 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2017.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,669,834	$10.67	3,478,644
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,669,834	$10.67	3,478,644

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

We periodically grant shares of restricted stock under the 2009 Amended and Restated Stock Incentive Plan. These shares generally vest between three and five years from the date of grant, subject to earlier vesting in the event of a merger, consolidation, sale or transfer of the Company or substantially all of its assets and business.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios,” “Core Performance Ratios,” “Asset Quality Ratios,” “Liquidity Ratios,” “Capital Adequacy Ratios” and “Growth Ratios,” the selected historical consolidated financial data as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$7,082,384	$6,370,448	$5,095,509	$4,098,679	$3,520,699
Total Loans	5,851,261	4,911,770	4,216,375	3,359,858	2,858,868
Loans, net	5,791,855	4,859,877	4,172,956	3,324,229	2,828,205
Securities available for sale	538,080	422,375	342,938	298,310	265,728
Securities held to maturity	250	62,564	27,426	29,355	32,274
Cash and due from banks	86,213	56,855	46,614	48,519	61,370
Interest-bearing balances with banks	151,849	566,707	270,836	248,054	188,411
Federal funds sold	239,524	160,435	34,785	891	8,634
Mortgage loans held for sale	4,459	4,675	8,249	5,984	8,134
Equity securities	1,034	1,024	4,954	3,921	4,230
Premises and equipment, net	58,900	40,314	19,434	7,815	8,351
Deposits	6,091,674	5,420,311	4,223,888	3,398,160	3,019,642
Federal funds purchased	301,797	355,944	352,360	264,315	174,380
Other borrowings	64,832	55,262	55,637	19,973	19,940
Other liabilities	16,477	16,042	14,477	9,018	9,545
Stockholders' Equity	607,604	522,889	449,147	407,213	297,192
Selected income Statement Data:
Interest income	$262,756	$212,902	$179,975	$144,725	$126,081
Interest expense	35,333	25,805	17,704	14,119	13,619
Net interest income	227,423	187,097	162,271	130,606	112,462
Provision for loan losses	23,225	13,398	12,847	10,259	13,008
Net interest income after provision
for loan losses	204,198	173,699	149,424	120,347	99,454
Noninterest income	19,046	18,112	13,577	10,966	9,833
Noninterest expense	85,894	80,993	73,996	57,335	47,312
Income before income taxes	137,350	110,818	89,005	73,978	61,975
Income taxes expenses	44,258	29,339	25,465	21,601	20,358
Net income	93,092	81,479	63,540	52,377	41,617
Net income available to common
stockholders	93,030	81,432	63,260	51,946	41,201
Per common Share Data:
Net income, basic	$1.76	$1.55	$1.23	$1.09	$1.00
Net income, diluted	1.72	1.52	$1.20	$1.05	$0.95
Book value	11.47	9.93	$8.65	$7.40	$5.83
Weighted average shares outstanding:
Basic	52,887,359	52,450,896	51,426,466	47,710,002	41,214,426
Diluted	54,123,957	53,608,372	52,885,108	49,636,442	43,612,050
Actual shares outstanding	52,992,586	52,636,896	51,945,396	49,603,036	44,100,072

Selected Performance Ratios:
Return on average assets	1.43%	1.42%	1.38%	1.39%	1.32%
Return on average stockholders' equity	16.38%	16.64%	14.56%	14.43%	15.70%
Dividend payout ratio	11.64%	10.53%	10.04%	9.57%	8.79%
Net interest margin (1)	3.68%	3.42%	3.75%	3.68%	3.80%
Efficiency ratio (2)	34.85%	39.47%	42.63%	40.51%	38.69%
Core Performance Data (3)
Core net income available to common
stockholders	$96,304	$81,432	$65,027	$53,558	$41,201
Core earnings per share, basic	1.82	1.55	1.27	1.12	1.00
Core earnings per share, diluted	1.78	1.52	1.23	1.08	0.95
Core return on average assets	1.48%	1.42%	1.42%	1.43%	1.32%
Core return on average stockholders'
equity	16.96%	16.64%	14.96%	14.88%	15.70%
Core return on average common
stockholders' equity	16.95%	16.63%	15.73%	16.74%	15.69%
Core efficiency ratio	34.71%	39.47%	40.60%	38.75%	38.69%
Asset Quality ratios:
Net charge-offs to average
loans outstanding	0.29%	0.11%	0.13%	0.17%	0.33%
Non-performing loans to total loans	0.19%	0.34%	0.18%	0.30%	0.34%
Non-performing assets to total assets	0.25%	0.34%	0.26%	0.41%	0.64%
Allowance for loan losses to total
gross loans	1.02%	1.06%	1.03%	1.06%	1.07%
Allowance for loan losses to total
non-performing loans	548.79%	307.30%	559.02%	354.52%	314.94%
Liquidity Ratios:
Net loans to total deposits	95.08%	89.66%	98.79%	97.82%	93.66%
Net average loans to average
earning assets	84.93%	80.44%	86.24%	83.94%	84.65%
Noninterest-bearing deposits to
total deposits	23.64%	23.64%	24.94%	23.85%	21.54%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	8.58%	8.21%	8.81%	9.94%	8.44%
CET1 capital (4)	9.51%	9.78%	9.72%	NA	NA
Tier 1 capital (5)	9.52%	9.78%	9.73%	11.75%	10.00%
Total capital (6)	11.52%	11.84%	11.95%	13.38%	11.73%
Leverage ratio (7)	8.51%	8.22%	8.55%	9.91%	8.48%
Growth Ratios:
Percentage change in net income	14.25%	28.23%	21.31%	25.85%	20.82%
Percentage change in diluted net
income per share	13.16%	26.67%	14.35%	10.00%	14.46%
Percentage change in assets	11.18%	25.02%	24.32%	16.42%	21.14%
Percentage change in net loans	19.18%	16.46%	25.53%	17.54%	21.02%
Percentage change in deposits	12.39%	28.32%	24.30%	12.54%	20.23%
Percentage change in equity	16.20%	16.41%	10.30%	37.02%	27.41%

(1)  Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)  Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) Core metrics for 2017 exclude the impact of  non-routine expenses attributable to our net deferred tax asset revaluation due to lower corporate income tax rates provided by the Tax Cuts and Jobs Act passed into law in December 2017, and lease termination and moving expenses associated with our move to our new headquarters building in 2017. Core metrics for 2015 exclude a non-routine expense related to our acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the Bank, and a non-routine expense resulting from the initial funding of reserves for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank's Interagency Policy Statement SR 06-17.  Core metrics for 2014 exclude a non-routine expense related to the correction of our accounting for vested stock options granted to our advisory board members in our Huntsville, Montgomery and Dothan, Alabama markets, and non-routine expense related to the acceleration of vesting of stock options previously granted to our advisory board members in our Mobile, Alabama and Pensacola, Florida markets.  For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."  None of the other periods included in our selected consolidated financial information are affected by such non-routine expenses.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

We recorded $3.1 million of additional tax expense as a result of revaluing our net deferred tax assets at December 31, 2017 due to lower corporate income tax rates provided by the Tax Cuts and Jobs Act passed into law in December 2017. The revaluation adjustment of our net deferred tax asset position was impacted by a number of factors, including increased loan charge-offs, in the fourth quarter of 2017, increases in deferred tax liabilities relating to depreciation expense on our new headquarters building, and dividends from our captive real estate investment trusts. We also recorded expenses of $347,000 related to terminating the lease agreement on our previous headquarters building in Birmingham, Alabama and expenses of moving into our new headquarters building. We recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the bank, and recorded an expense of $500,000 resulting from the initial funding of reserves for unfunded loan commitments for the first quarter of 2015, consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. We recorded expenses of $703,000 for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded expenses of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. We consider all of the expenses in 2017, 2015 and 2014 discussed above to be non-core expenses. The non-GAAP financial measures included in this annual report on Form 10-K results for the year ended December 31, 2017 are “core net income available to common stockholders,” “core earnings per share, basic,” “core earnings per share, diluted,” “core return on average assets,” “core return on average stockholders’ equity,” “core return on average common stockholders’ equity” and “core efficiency ratio.” Each of these seven core financial measures excludes the impact of the non-routine expense attributable to the revaluing of our net deferred tax assets, lease termination, moving expenses, expenses related to the acquisition of Metro and the initial funding of reserves for unfunded loan commitments. None of the other periods included in our selected financial data are affected by this correction and acceleration of vesting.

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

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies, including those in our industry, use. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the years ended December 31, 2017, 2015 and 2014. All amounts are in thousands, except share and per share data.

39

	2017	2015	2014
Provision for income taxes - GAAP	$44,258	$25,465	$21,601
Adjustments:
Tax (benefit) of adjustments	(132)	829	865
Core income tax expense - non-GAAP	$44,126	$26,294	$22,466
Net income available to common stockholders - GAAP	$93,030	$63,260	$51,946
Adjustments:
Adjustment for nonemployee stock compensation correction			703
Adjustment for nonemployee stock vesting acceleration			1,774
Adjustment for merger expenses		2,096
Adjustment for reserve for unfunded loan commitments		500
Adjustment for revaluing net deferred tax assets	3,059
Adjustment for lease termination and moving expenses	347
Tax (benefit) of adjustments	(132)	829	865
Core net income available to common stockholders - non-GAAP	$96,304	$65,027	$53,558
Earnings per share, basic - GAAP	$1.76	$1.23	$1.09
Weighted average shares outstanding, basic	52,887,359	51,426,466	47,710,002
Core earnings per share, basic - non-GAAP	$1.82	$1.27	$1.12
Earnings per share, diluted - GAAP	$1.72	$1.20	$1.05
Weighted average shares outstanding, diluted	54,123,957	52,885,108	49,636,442
Core earnings per share, diluted - non-GAAP	$1.78	$1.23	$1.09
Return on average assets - GAAP	1.43%	1.38%	1.39%
Net income - GAAP	$93,092	$63,540	$52,377
Adjustments:
Adjustment for nonemployee stock compensation correction			703
Adjustment for nonemployee stock vesting acceleration			1,774
Adjustment for merger expenses		2,096
Adjustment for reserve for unfunded loan commitments		500
Adjustment for revaluing net deferred tax assets	3,059
Adjustment for lease termination and moving expenses	347
Tax (benefit) of adjustments	(132)	829	865
Core net income - non-GAAP	$96,366	$65,307	$53,989
Average assets	$6,495,067	$4,591,861	$3,758,184
Core return on average assets - non-GAAP	1.48%	1.42%	1.43%
Return on average stockholders' equity - GAAP	16.38%	14.56%	14.43%
Average stockholders' equity	$568,228	$436,544	$359,963
Core return on average stockholders' equity - non-GAAP	16.96%	14.96%	14.88%
Return on average common stockholders' equity	16.37%	15.30%	16.23%
Average common stockholders' equity	$568,228	$413,445	$320,005
Core return on average common stockholders' equity - non-GAAP	16.95%	15.73%	15.73%
Efficiency ratio - GAAP	34.85%	42.08%	42.08%
Non-interest expense - GAAP	$85,894	$73,996	$57,335
Adjustments:
Adjustment for nonemployee stock compensation correction			703
Adjustment for nonemployee stock vesting acceleration			1,774
Adjustment for merger expenses		2,096
Adjustment for reserve for unfunded loan commitments		500
Adjustment for lease termination and moving expenses	347
Core non-interest expense - non-GAAP	$85,547	$71,400	$54,858
Net interest income	227,423	162,271	130,606
Non-interest income	19,046	13,577	10,966
Total net interest income and non-interest income	$246,469	$175,848	$141,572
Core efficiency ratio - non-GAAP	34.71%	40.60%	38.75%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. This discussion should be read in conjunction with the financial statements and selected financial data included elsewhere in this report.

Overview

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 20 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile and Houston Counties in Alabama, Escambia and Hillsborough Counties in Florida, Cobb and Douglas Counties in Georgia, Charleston County in South Carolina and Davidson County in Tennessee. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, the Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida MSAs, the Atlanta-Sandy Springs-Roswell, Georgia MSA, the Charleston-North Charleston, South Carolina MSA and the Nashville-Davidson-Murfreesboro-Franklin, Tennessee MSA. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Goodwill and Other Identifiable Intangible Assets

Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro Bancshares, Inc. (“Metro”). The core deposit intangible is being amortized over 7 years, and the estimated useful life is periodically reviewed for reasonableness.

The Company has recorded $13.6 million of goodwill in connection with the acquisition of Metro. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

Results of Operations

Net Income

Net income available to common stockholders was $93.0 million for the year ended December 31, 2017, compared to $81.4 million for the year ended December 31, 2016. This increase in net income is primarily attributable to an increase in net interest income, which increased $40.3 million, or 21.5%, to $227.4 million in 2017 from $187.1 million in 2016. Noninterest income increased $934,000, or 5.2%, to $19.0 million in 2017 from $18.1 million in 2016. Noninterest expense increased by $4.9 million, or 6.1%, to $85.9 million in 2017 from $81.0 million in 2016. Basic and diluted net income per common share were $1.76 and $1.72, respectively, for the year ended December 31, 2017, compared to $1.55 and $1.52, respectively, for the year ended December 31, 2016. Return on average assets was 1.43% in 2017, compared to 1.42% in 2016, and return on average stockholders’ equity was 16.38% in 2017, compared to 16.64% in 2016.

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

The following table presents some ratios of our results of operations for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017	2016	2015
Return on average assets	1.43%	1.42%	1.38%
Return on average stockholders' equity	16.38%	16.64%	14.56%
Dividend payout ratio	11.64%	10.53%	10.04%
Average stockholders' equity to average total assets	8.75%	8.52%	9.51%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2017 compared to 2016, and for the years ended December 31, 2016 compared to 2015, respectively.

	Year Ended December 31,
	2017	2016	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$262,756	$212,902	23.42%
Interest expense	35,333	25,805	36.92%
Net interest income	227,423	187,097	21.55%
Provision for loan losses	23,225	13,398	73.35%
Net interest income after provision for loan losses	204,198	173,699	17.56%
Noninterest income	19,046	18,112	5.16%
Noninterest expense	85,894	80,993	6.05%
Income before income taxes	137,350	110,818	23.94%
Income taxes	44,258	29,339	50.85%
Net income	93,092	81,479	14.25%
Dividends on preferred stock	62	47	31.91%
Net income available to common stockholders	$93,030	$81,432	14.24%

	Year Ended December 31,
	2016	2015	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$212,902	$179,975	18.30%
Interest expense	25,805	17,704	45.76%
Net interest income	187,097	162,271	15.30%
Provision for loan losses	13,398	12,847	4.29%
Net interest income after provision for loan losses	173,699	149,424	16.25%
Noninterest income	18,112	13,577	33.40%
Noninterest expense	80,993	73,996	9.46%
Income before income taxes	110,818	89,005	24.51%
Income taxes	29,339	25,465	15.21%
Net income	81,479	63,540	28.23%
Dividends on preferred stock	47	280	(83.21)%
Net income available to common stockholders	$81,432	$63,260	28.73%

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

Net interest income increased $40.3 million, 21.5%, to $227.4 million for the year ended December 31, 2017 from $187.1 million for the year ended December 31, 2016. This was due to an increase in total interest income of $49.9 million, or 23.4%, partially offset by an increase in total interest expense of $9.5 million, or 36.9%. The increase in total interest income was primarily attributable to a 19.3% increase in average loans outstanding from 2016 to 2017, which was the result of growth in all our markets.

Net interest income increased $24.8 million, or 15.3%, to $187.1 million for the year ended December 31, 2016 from $162.3 million for the year ended December 31, 2015. This was due to an increase in total interest income of $32.9 million, or 18.3%, partially offset by an increase in total interest expense of $8.1 million, or 45.8%. The increase in total interest income was primarily attributable to a 17.3% increase in average loans outstanding from 2015 to 2016, which was the result of growth in all our markets, including in Nashville, Tennessee, Charleston, South Carolina and Tampa Bay, Florida, our newest markets.

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

The following table shows, for the years ended December 31, 2017, 2016 and 2015, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2017			2016			2015
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income:
Taxable	$5,316,452	$245,296	4.61%	$4,467,729	$199,599	4.47%	$3,815,202	$170,723	4.47%
Tax-exempt (3)	34,726	1,719	4.95	18,749	911	4.86	9,905	496	5.01
Total loans, net of unearned income (1)(2)	5,351,178	247,015	4.62	4,486,478	200,510	4.47	3,825,107	171,219	4.48
Mortgage loans held for sale	5,663	213	3.76	6,600	253	3.83	7,912	237	3.00
Debt securities:
Taxable	387,542	9,117	2.35	237,683	5,341	2.25	193,803	4,332	2.24
Tax-exempt (3)	131,450	4,420	3.36	135,929	5,035	3.70	136,305	5,448	4.00
Total debt securities (4)	518,992	13,537	2.61	373,612	10,376	2.78	330,108	9,780	2.96
Federal funds sold	146,688	1,693	1.15	163,356	1,007	0.62	31,014	128	0.41
Restricted equity securities	1,030	43	4.17	4,827	218	4.52	4,798	183	3.81
Interest-bearing balances with banks	208,382	2,273	1.09	490,301	2,571	0.52	189,361	530	0.28
Total interest-earning assets	$6,231,933	$264,774	4.25%	$5,525,174	$214,935	3.89%	$4,388,300	$182,077	4.15%
Non-interest-earning assets:
Cash and due from banks	65,647			60,321			60,778
Net premises and equipment	51,693			24,937			17,206
Allowance for loan losses,
accrued interest and
other assets	145,794			135,251			125,577
Total assets	$6,495,067			$5,745,683			$4,591,861

Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$817,496	$3,389	0.41%	$697,109	$2,526	0.36%	$584,756	$1,656	0.28%
Savings	49,151	153	0.31	44,521	137	0.31	37,683	109	0.29
Money market	2,776,363	19,326	0.70	2,308,065	12,379	0.54	1,786,045	8,302	0.46
Time deposits (5)	547,435	5,963	1.09	513,183	5,127	1.00	478,819	4,828	1.01
Total interest-bearing deposits	4,190,445	28,831	0.69	3,562,878	20,169	0.57	2,887,303	14,895	0.52
Federal funds purchased	312,213	3,588	1.15	433,743	2,766	0.64	272,031	860	0.32
Other borrowings	56,568	2,914	5.15	55,468	2,870	5.17	37,272	1,948	5.23
Total interest-bearing liabilities	$4,559,226	$35,333	0.77%	$4,052,089	$25,805	0.64%	$3,196,606	$17,703	0.55%
Non-interest-bearing liabilities:
Non-interest-bearing
checking	1,351,112			1,190,372			944,019
Other liabilities	16,501			13,582			14,692
Stockholders' equity	567,741			485,543			432,064
Unrealized gains on securities	487			4,097			4,480
Total liabilities and
stockholders' equity	$6,495,067			$5,745,683			$4,591,861
Net interest income		$229,441			$189,130			$164,374
Net interest spread			3.47%			3.25%			3.60%
Net interest margin			3.68%			3.42%			3.75%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,259,000, $2,273,000 and $1,384,000 are included in interest income in 2017, 2016 and 2015, respectively.
(2)	Accretion on acquired loan discounts of $464,000, $980,000 and $1,954,000 are included in interest income in 2017, 2016 and 2015, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 35%.
(4)	Net unrealized gains of $755,000, $6,301,000 and $6,679,000 are excluded from the yield calculation in 2017, 2016 and 2015, respectively.
(5)	Accretion on acquired CD premiums of $32,000, $237,000 and $249,000 are included in interest expense in 2017, 2016 and 2015, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2016 Compared to 2015 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$38,976	$6,721	$45,697	$29,151	$(276)	$28,875
Tax-exempt	791	17	808	430	(15)	415
Total loans, net of unearned income	39,767	6,738	46,505	29,581	(291)	29,290
Mortgage loans held for sale	(35)	(5)	(40)	(43)	59	16
Debt securities:
Taxable	3,514	262	3,776	988	24	1,012
Tax-exempt	(162)	(453)	(615)	(15)	(398)	(413)
Total debt securities	3,352	(191)	3,161	973	(374)	599
Federal funds sold	(112)	798	686	788	91	879
Equity securities	(160)	(15)	(175)	1	34	35
Interest-bearing balances
with banks	(2,033)	1,735	(298)	1,317	724	2,041
Total interest-earning assets	40,779	9,060	49,839	32,617	243	32,860

Interest-bearing liabilities:
Interest-bearing demand deposits	470	393	863	354	516	870
Savings	14	2	16	21	7	28
Money market	2,815	4,132	6,947	2,671	1,406	4,077
Time deposits	355	481	836	343	(44)	299
Total interest-bearing deposits	3,654	5,008	8,662	3,389	1,885	5,274
Federal funds purchased	(936)	1,758	822	703	1,203	1,906
Other borrowed funds	57	(13)	44	941	(19)	922
Total interest-bearing
liabilities	2,775	6,753	9,528	5,033	3,069	8,102
Increase in net interest income	$38,004	$2,307	$40,311	$27,584	$(2,826)	$24,758

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

From 2016 to 2017, our growth in loans was again the primary driver of our volume component change and overall favorable change. The rate component was modestly net favorable as loan yields increased 15 basis points compared to a 12 basis-point increase in interest-bearing deposit cost. Growth in non-interest-bearing deposits also contributed to the improvement in net interest margin in 2017.

From 2015 to 2016, we experienced an unfavorable variance relating to the interest rate component because average yields on loans decreased by one basis point, while average rates paid on interest-bearing liabilities increased by nine basis points.

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

Our net interest spread and net interest margin were 3.47% and 3.68%, respectively, for the year ended December 31, 2017, compared to 3.25% and 3.42%, respectively, for the year ended December 31, 2016. The increase in net interest spread and net interest margin in 2017 primarily resulted from growth in average interest-earning assets. Our average interest-earning assets for the year ended December 31, 2017 increased $706.8 million, or 12.8%, to $6.23 billion from $5.53 billion for the year ended December 31, 2016. This increase in our average interest-earning assets was due to continued core growth in all of our markets and increased loan production. Our average interest-bearing liabilities increased $507.1 million, or 12.5%, to $4.56 billion for the year ended December 31, 2017 from $4.05 billion for the year ended December 31, 2016. All of our markets had an increase in total deposits during 2017. The ratio of our average interest-earning assets to average interest-bearing liabilities was 136.7% and 136.4% for the years ended December 31, 2017 and 2016, respectively, as average noninterest-bearing deposits grew by $160.7 million, or 13.5%, from 2016 to 2017.

Our average interest-earning assets produced a taxable equivalent yield of 4.25% for the year ended December 31, 2017, compared to 3.89% for the year ended December 31, 2016. The average rate paid on interest-bearing liabilities was 0.77% for the year ended December 31, 2017, compared to 0.64% for the year ended December 31, 2016.

Our net interest spread and net interest margin were 3.25% and 3.42%, respectively, for the year ended December 31, 2016, compared to 3.60% and 3.75%, respectively, for the year ended December 31, 2015. The decrease in net interest spread and net interest margin in 2016 resulted from the maintenance of higher levels of liquidity. Our average interest-earning assets for the year ended December 31, 2016 increased $1.1 billion, or 25.9%, to $5.5 billion from $4.4 billion for the year ended December 31, 2015. This increase in our average interest-earning assets was due to continued core growth in all our markets and increased loan production. Our average interest-bearing liabilities increased $855.5 million, or 26.8%, to $4.1 billion for the year ended December 31, 2016 from $3.2 billion for the year ended December 31, 2015. The ratio of our average interest-earning assets to average interest-bearing liabilities was 136.4% and 137.3% for the years ended December 31, 2016 and 2015, respectively, as average noninterest-bearing deposits grew by $246.4 million, or 26.1%, from 2015 to 2016.

Our average interest-earning assets produced a taxable equivalent yield of 3.89% for the year ended December 31, 2016, compared to 4.15% for the year ended December 31, 2015. The average rate paid on interest-bearing liabilities was 0.64% for the year ended December 31, 2016, compared to 0.55% for the year ended December 31, 2015.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the ALLL at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2017, total loans rated Special Mention, Substandard, and Doubtful were $99.8 million, or 1.7% of total loans, compared to $128.8 million, or 2.6% of total loans, at December 31, 2016. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision expense for loan losses was $23.2 million for the year ended December 31, 2017, an increase of $9.8 million from $13.4 million in 2016. This increase in provision expense for loan losses for 2017 is primarily attributable to a $5.8 million charge-off on one commercial relationship as well as the impact of loan growth. Nonperforming loans decreased to $10.8 million, or 0.19% of total loans, at December 31, 2017 from $16.9 million, or 0.34% of total loans, at December 31, 2016. During 2017, we had net charged-off loans totaling $15.7 million, compared to net charged-off loans of $4.9 million for 2016. The ratio of net charged-off loans to average loans was 0.29% for 2017 compared to 0.11% for 2016. The ALLL totaled $59.4 million, or 1.02% of loans, net of unearned income, at December 31, 2017, compared to $51.9 million, or 1.06% of loans, net of unearned income, at December 31, 2016.

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

Noninterest Income

Noninterest income increased $0.9 million, or 5.2%, to $19.0 million in 2017 from $18.1 million in 2016. Service charges on deposit accounts increased $0.3 million, or 6.5%, to $5.7 million in 2017 compared to 2016 due to increases in the number of accounts. Mortgage banking income increased $0.1 million, or 3.0%, to $3.8 million in 2017 compared to 2016. Credit card income increased $1.6 million, or 50.1%, to $4.8 million in 2017 compared to 2016, primarily due to a 78% increase in number of accounts and a 61% increase in total spending. The cash surrender value of bank-owned life insurance contracts increased $0.3 million, or 12.1%, to $3.1 million in 2017 compared to 2016 which is the result of additional investment of $10.0 million in such contracts in May of 2017. Other operating income decreased by $1.5 million, or 48.5%, to $1.6 million in 2017 compared to 2016. A gain on sale of fixed assets of $1.4 million was recognized during 2016. Excluding this gain, other operating income decreased $0.1 million in 2017 compared to 2016.

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

Noninterest Expense

Noninterest expenses increased $4.9 million, or 6.1%, to $85.9 million for the year ended December 31, 2017 from $81.0 million for the year ended December 31, 2016. Higher salary and employee benefits expenses, FDIC and regulatory assessments and other operating expenses drove this increase in total noninterest expense. Salary and employee benefits expenses increased $3.6 million, or 8.3%, to $47.6 million in 2017 compared to 2016. We had 428 full-time equivalent employees at December 31, 2017 compared to 412 at December 31, 2016, a 3.9% increase. Staffing Tampa Bay, Florida, our newest market, and new hires in operations staffing in our Birmingham headquarters drove this increase in the number of employees during 2017. Equipment and occupancy expense only increased $33,000, or 0.4%, to $8.0 million in 2017 compared to 2016. We moved into our new headquarters building in Birmingham, Alabama, which is owned by us, during the fourth quarter of 2017. We anticipate the cost of operating this new larger facility will be approximately the same as operating our previous headquarters office, which was leased by us. Professional services expense decreased $0.8 million, or 19.1%, to $3.2 million in 2017 compared to 2016. Most of this decrease is the result of lower legal accruals related to pending litigation. FDIC assessments were up $0.5 million, or 15.2%, to $3.9 million in 2017 from $3.4 million in 2016, a result of increases in total assets, which is the major component of our assessment base, and higher assessment rates implemented by the FDIC starting with the second quarter of 2016 assessment. Expenses on other real estate owned decreased $0.4 million, or 57.4%, to $0.3 million in 2017 compared to 2016, primarily the result of fewer write-downs on properties owned during 2017. Other operating expenses increased $1.9 million, or 9.1%, to $22.8 million in 2017 compared to 2016. Higher data processing and loan expenses were the result of growth in loans and increases in transactions on loan and deposit accounts. Higher state sales taxes resulted from our new headquarters building in Birmingham, Alabama. Higher service charges from the Federal Reserve Bank of Atlanta were the result of increased processing of transactions by us for our correspondent banking clients. Changes in other operating expenses from 2016 to 2017 are detailed in Note 17, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Noninterest expenses increased $7.0 million, or 9.5%, to $81.0 million for the year ended December 31, 2016 from $74.0 million for the year ended December 31, 2015. Higher salary and employee benefits expenses, equipment and occupancy expenses and professional services expenses drove this increase in total noninterest expense. Salary and employee benefits expenses increased $5.1 million, or 13.1%, to $44.0 million in 2016 compared to 2015. We had 412 full-time equivalent employees at December 31, 2016 compared to 371 at December 31, 2015, an 11.1% increase. Staffing the new Tampa Bay, Florida office and new hires in operations staffing in our Birmingham headquarters drove this increase in the number of employees during 2016. Equipment and occupancy expense increased $1.6 million, or 25.0%, to $8.0 million in 2016 compared to $6.4 million in 2015. This increase is the fully phased in expenses associated with the addition of our new office in the Cobb Galleria area of Atlanta and our relocation to larger offices in our newer markets of Nashville and Charleston during 2015, accelerating depreciation of leasehold improvements in anticipation of our move to our new headquarters building being constructed in Birmingham, and our new office in Tampa, Florida. Professional services expense increased $1.4 million, or 53.8%, to $4.0 million in 2016 compared to 2015. Most of this increase is the result of legal accruals for pending litigation in which we are defendants, which amounted to $1.1 million in 2016. FDIC assessments were up $0.7 million, or 25.9%, to $3.4 million in 2016 from $2.7 million in 2015, a result of increases in total assets, which is the major component of our assessment base, and higher assessment rates implemented by the FDIC starting with the second quarter of 2016 assessment. Expenses on other real estate owned decreased $0.4 million, or 33.3%, to $0.8 million in 2016 compared to 2015, a result of fewer properties owned during 2016. Other operating expenses increased $0.8 million, or 4.0%, to $20.9 million in 2016 compared to 2015. Higher data processing and loan expenses were the result of our organic growth and expansion into the Tampa, Florida region. Higher service charges from the Federal Reserve Bank of Atlanta were the result of increased processing of transactions by us for our correspondent banking clients. Changes in other operating expenses from 2015 to 2016 are detailed in Note 17, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $44.3 million for the year ended December 31, 2017 compared to $29.3 million in 2016 and $25.5 million in 2015. Our effective tax rates for 2017, 2016 and 2015 were 32.22%, 26.47% and 28.61%, respectively. The increased effective tax rate for 2017 is due to $3.1 million of additional tax expense resulting from revaluing our net deferred tax assets as of December 22, 2017 in connection with the Tax Cuts and Jobs Act passed into law in December 2017 as the corporate income tax rate decreased to 21% from 35%, commencing in 2018. The revaluation adjustment required of our net deferred tax asset position was impacted by a number of factors, including increased loan charge-offs, in the fourth quarter of 2017, increases in deferred tax liabilities relating to depreciation expense on our new headquarters building, and dividends from our captive real estate investment trusts. We recognized historic rehabilitation tax credits during 2015 and 2016, resulting in lower effective tax rates in those years. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $112.5 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

We own real estate investment trusts for the purpose of holding and managing participations in residential mortgages and commercial real estate loans originated by the bank. The trusts are majority-owned subsidiaries of a trust holding company, which in turn is an indirect, wholly-owned subsidiary of the bank. The trusts earn interest income on the loans they hold and incur operating expenses related to their activities. They pay their net earnings, in the form of dividends, to the bank, which receives a deduction for state income taxes.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (a) establishes a new, flat corporate federal statutory income tax rate of 21%, (b) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (c) limits the deduction for net interest expense incurred by U.S. corporations, (d)  allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (e) eliminates or reduces certain deductions related to meals and entertainment expenses, (f) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee, and (g) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. Based upon our current 2018 projections, we expect that our effective tax rate for 2018 will be approximately 11 percentage points lower under the new tax law than would have been the case prior to enactment; however, there can be no assurance as to the actual amount of any reduction because it will be dependent upon the nature and amount of future income and expenses as well as transactions with specific tax effects.

Financial Condition

Assets

Total assets at December 31, 2017, were $7.1 billion, an increase of $0.7 billion, or 10.9%, over total assets of $6.4 billion at December 31, 2016. Average assets for the year ended December 31, 2017 were $6.5 billion, an increase of $0.7 billion, or 12.3%, over average assets of $5.7 billion for the year ended December 31, 2016. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2017 loans were $5.9 billion, up $0.9 billion, or 18.4%, over year-end 2016 total loans of $4.9 billion.

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

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2017 were $6.9 billion, or 97.2% of total assets of $7.1 billion. Earning assets at December 31, 2016 were $6.2 billion, or 96.9% of total assets of $6.4 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2017, mortgage-backed securities represented 51.7% of the investment portfolio, state and municipal securities represented 25.0% of the investment portfolio, U.S. Treasury and government agencies represented 10.3% of the investment portfolio, and corporate debt represented 13.0% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not currently, and did not have at December 31, 2017, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $538.6 million at December 31, 2017, compared to $485.9 million at December 31, 2016. The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2017, 2016 and 2015.

In the fourth quarter of 2017, we transferred certain of our held-to-maturity securities to available-for-sale in order to provide more flexibility managing our investment portfolio. As a result of this transfer, we will be prohibited from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

	December 31,
	2017	2016	2015
	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury and government sponsored agencies	$55,567	$45,998	$44,581
Mortgage-backed securities	278,177	228,843	135,363
State and municipal securities	134,641	139,504	143,403
Corporate debt	69,996	8,985	14,902
Total	$538,381	$423,330	$338,249
Debt Securities Held to Maturity
Mortgage-backed securities	$-	$19,164	$21,666
State and municipal securities	250	5,888	5,760
Corporate debt	-	37,512	-
Total	$250	$62,564	$27,426

The following table presents the amortized cost of our securities as of December 31, 2017 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
Securities Available for Sale:
U.S. Treasury and government agencies	$1,998	$50,444	$3,125	$-	$55,567
Mortgage-backed securities	11	8,101	55,624	214,441	278,177
State and municipal securities	20,125	100,338	10,231	3,947	134,641
Corporate debt	-	9,990	56,506	3,500	69,996
Total	$22,134	$168,873	$125,486	$221,888	$538,381

Tax-equivalent Yield (1)
U.S. Treasury and government agencies	1.58%	1.99%	1.71%	-%	1.96%
Mortgage-backed securities	4.94	2.68	2.29	2.37	2.36
State and municipal securities	3.03	2.82	3.45	5.85	2.99
Corporate debt	-	3.04	5.12	5.25	4.83
Weighted average yield	2.90%	2.58%	3.64%	2.48%	2.80%

Securities Held to Maturity:
State and municipal securities	$250	$-	$-	$-	$250
Total	$250	$-	$-	$-	$250

Tax-equivalent Yield (1)
State and municipal securities	1.60%	-%	-%	-%	1.60%
Total	1.60%	-%	-%	-%	1.60%

(1)	Yields are presented on a fully-taxable equivalent basis using a tax rate of 35%.

At December 31, 2017, we had $239.5 million in federal funds sold, compared with $160.4 million at December 31, 2016. At year-end 2017, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $5.9 billion at December 31, 2017. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	43%
Huntsville, AL	10%
Dothan, AL	9%
Montgomery, AL	7%
Mobile, AL	6%
Total Alabama Markets	75%
Pensacola, FL	6%
Tampa Bay, FL	2%
Total Florida Markets	8%
Nashville, TN	9%
Atlanta, GA	5%
Charleston, SC	3%

The following table details our loans at December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Commercial, financial and agricultural	$2,279,366	$1,982,267	$1,760,479	$1,504,652	$1,285,878
Real estate - construction	580,874	335,085	243,267	208,769	151,868
Real estate - mortgage:
Owner-occupied commercial	1,328,666	1,171,719	1,014,669	793,917	710,372
1-4 family mortgage	603,063	536,805	444,134	333,455	278,621
Other mortgage	997,079	830,683	698,779	471,363	391,396
Total real estate - mortgage	2,928,808	2,539,207	2,157,582	1,598,735	1,380,389
Consumer	62,213	55,211	55,047	47,702	40,733
Total Loans	5,851,261	4,911,770	4,216,375	3,359,858	2,858,868
Less: Allowance for loan losses	(59,406)	(51,893)	(43,419)	(35,629)	(30,663)
Net Loans	$5,791,855	$4,859,877	$4,172,956	$3,324,229	$2,828,205

The following table details the percentage composition of our loan portfolio by type at December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
Commercial, financial and agricultural	38.96%	40.36%	41.75%	44.78%	44.98%
Real estate - construction	9.93	6.82	5.77	6.21	5.31
Real estate - mortgage:
Owner-occupied commercial	22.71	23.86	24.07	23.63	24.85
1-4 family mortgage	10.30	10.93	10.53	9.92	9.74
Other mortgage	17.04	16.91	16.57	14.03	13.69
Total real estate - mortgage	50.05	51.70	51.17	47.58	48.28
Consumer	1.06	1.12	1.31	1.43	1.43
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2017:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$1,033,362	$1,074,513	$171,491	$2,279,366
Real estate - construction	165,395	320,440	95,039	580,874
Real estate - mortgage:
Owner-occupied commercial	133,360	906,234	289,072	1,328,666
1-4 family mortgage	116,699	198,023	288,341	603,063
Other mortgage	139,947	708,884	148,248	997,079
Total real estate - mortgage	390,006	1,813,141	725,661	2,928,808
Consumer	37,588	23,296	1,329	62,213
Total Loans	$1,626,351	$3,231,390	$993,520	$5,851,261
Less: Allowance for loan losses				(59,406)
Net Loans				$5,791,855

Interest rate sensitivity:
Fixed interest rates	$325,179	$2,202,675	$455,430	$2,983,284
Floating or adjustable rates	1,301,172	1,028,715	538,090	2,867,977
Total	$1,626,351	$3,231,390	$993,520	$5,851,261

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years. Our net charge-offs as a percentage of average loans for 2017 was 0.29%, compared to 0.11% for 2016.

Analysis of the Allowance for Loan Losses

	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$51,893	$43,419	$35,629	$30,663	$26,258
Charge-offs:
Commercial, financial and agricultural	(13,910)	(3,791)	(3,802)	(2,311)	(1,932)
Real estate - construction	(56)	(815)	(667)	(1,267)	(4,829)
Real estate - mortgage:
Owner occupied commercial	(522)	(2)	(211)	(36)	(1,100)
1-4 family mortgage	(878)	(269)	(446)	(1,529)	(941)
Other mortgage	(656)	(109)	(447)	(400)	-
Total real estate mortgage	(2,056)	(380)	(1,104)	(1,965)	(2,041)
Consumer	(310)	(212)	(171)	(228)	(210)
Total charge-offs	(16,332)	(5,198)	(5,744)	(5,771)	(9,012)
Recoveries:
Commercial, financial and agricultural	337	49	279	48	66
Real estate - construction	168	76	238	322	296
Real estate - mortgage:
Owner occupied commercial	-	-	-	-	32
1-4 family mortgage	64	114	169	65	4
Other mortgage	25	32	-	9	-
Total real estate mortgage	89	146	169	74	36
Consumer	26	3	1	34	11
Total recoveries	620	274	687	478	409

Net charge-offs	(15,712)	(4,924)	(5,057)	(5,293)	(8,603)

Provision for loan losses charged to expense	23,225	13,398	12,847	10,259	13,008

Allowance for loan losses at end of period	$59,406	$51,893	$43,419	$35,629	$30,663

As a percent of year to date average loans:
Net charge-offs	0.29%	0.11%	0.13%	0.17%	0.33%
Provision for loan losses	0.43%	0.30%	0.34%	0.34%	0.50%
Allowance for loan losses as a percentage of:
Year-end loans	1.02%	1.06%	1.03%	1.06%	1.07%
Nonperforming assets	338.96%	237.23%	329.96%	210.95%	135.70%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2017.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2017		2016		2015		2014		2013
		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial,
financial and
agricultural	$32,880	38.96%	$28,872	40.36%	$21,495	41.75%	$16,079	44.78%	$13,576	44.98%
Real estate -
construction	4,989	9.93	5,125	6.82	5,432	5.77	6,395	6.21	6,078	5.31
Real estate -
mortgage	21,022	50.05	17,504	51.70	16,061	51.17	12,112	47.58	10,065	48.28

Consumer	515	1.06	392	1.12	431	1.31	1,043	1.43	944	1.43
Total	$59,406	100.00%	$51,893	100.00%	$43,419	100.00%	$35,629	100.00%	$30,663	100.00%

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

As of December 31, 2017, we had impaired loans of $40.5 million, a decrease of $5.1 million from $45.6 million as of December 31, 2016. We allocated $5.6 million of our allowance for loan losses at December 31, 2017 to these impaired loans compared to $8.2 million at December 31, 2016. We had previous write-downs against impaired loans of $7.2 million at December 31, 2017, compared to $5.7 million at December 31, 2016. The recorded investment in impaired loans at December 31, 2017 is also inclusive of a purchase loan discount associated with the acquisition of Metro Bank totaling $0.2 million. The average recorded balance for 2017 of impaired loans was $48.7 million. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. If further credit deterioration occurs and the criteria for nonaccrual status is met, all interest accrued but not collected is reversed against current interest income. Loans included as impaired and in nonaccrual status totaled $10.8 million at December 31, 2017, an increase of $0.2 million compared to $10.6 million at December 31, 2016. Interest income foregone throughout the year on nonaccrual loans was $1,012,000, and we recognized $506,000 of interest income on nonaccrual loans for the year ended December 31, 2017, compared to interest income foregone in 2016 of $516,000 and $629,000 of interest income recognized on nonaccrual loans for the year ended December 31, 2016.

Of the $40.5 million of impaired loans reported as of December 31, 2017, $26.4 million were commercial and industrial loans, $12.4 million were real estate mortgage loans, $1.6 million were real estate construction loans and $88,000 were consumer loans. Of the $1.6 million of impaired real estate construction loans, $45,000 were residential construction loans.

The bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.
•	We perform extensive monthly credit review for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

•	We require updated financial information, global inventory aging and interest carry analysis for existing customers to help identify potential future loan payment problems.
•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2017, 2016, 2015, 2014 and 2013:

	2017		2016		2015		2014		2013
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial
and agricultural	$9,712	18	$7,282	13	$1,918	7	$172	4	$1,714	9
Real estate -
construction	-	-	3,268	5	4,000	7	5,049	11	3,749	14
Real estate - mortgage:
Owner-occupied
commercial	556	2	-	-	-	-	683	2	1,435	3
1-4 family mortgage	459	2	74	1	198	2	1,596	3	1,878	3
Other mortgage	-	-	-	-	1,619	5	959	1	243	1
Total real estate -
mortgage	1,015	4	74	1	1,817	7	3,238	6	3,556	7
Consumer	38	1	-	-	31	1	666	4	602	4
Total nonaccrual loans	$10,765	23	$10,624	19	$7,766	22	$9,125	25	$9,621	34

90+ days past due
and accruing:
Commercial, financial
and agricultural	$12	3	$10	1	$-	-	$925	1	$-	-
Real estate -
construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied
commercial	-	-	6,208	1	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-	-	-	19	1
Other mortgage	-	-	-	-	-	-	-	-	-	-
Total real estate -
mortgage	-	-	6,208	1	-	-	-	-	19	1
Consumer	48	24	45	10	1	1	-	-	96	1
Total 90+ days past due
and accruing	$60	27	$6,263	12	$1	1	$925	1	$115	2
Total nonperforming
loans	$10,825	50	$16,887	31	$7,767	23	$10,050	26	$9,736	36
Plus: Other real estate
owned and repossessions	6,701	12	4,988	12	5,392	18	6,840	22	12,861	51
Total nonperforming
assets	$17,526	62	$21,875	43	$13,159	41	$16,890	48	$22,597	87

Restructured accruing loans:
Commercial, financial
and agricultural	$11,438	6	$354	1	$6,618	8	$6,632	8	$962	2
Real estate -
construction	997	1	-	-	-	-	-	-	217	1
Real estate - mortgage:
Owner-occupied
commercial	3,664	2	-	-	-	-	-	-	-	-
1-4 family mortgage	850	1	-	-	-	-	-	-	8,225	2
Other mortgage	-	-	204	1	253	1	1,663	2	285	1
Total real estate -
mortgage	4,514	3	204	1	253	1	1,663	2	8,510	3
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured
accruing loans	$16,949	10	$558	2	$6,871	9	$8,295	10	$9,689	6
Total nonperforming
assets and restructured
accruing loans	$34,475	72	$22,433	45	$20,030	50	$25,185	58	$32,286	93

Gross interest income
foregone on nonaccrual
loans throughout year	$1,012		$516		$678		$750		$972
Interest income
recognized on nonaccrual
loans throughout year	$506		$629		$602		$255		$433

Ratios:
Nonperforming loans
to total loans	0.19%		0.34%		0.18%		0.30%		0.34%
Nonperforming assets to
total loans plus other
real estate owned
and repossessions	0.30%		0.44%		0.31%		0.50%		0.85%
Nonperforming assets and
restructured accruing
loans to total loans
plus other real estate
owned and repossessions	0.59%		0.46%		0.47%		0.75%		1.12%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2017, 2016 and 2015:

	Average Deposits
	Average for Years Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand
deposits	$1,351,112	-%	$1,190,372	-%	$944,019	-%
Interest-bearing demand deposits	817,496	0.41%	697,109	0.36%	584,756	0.28%
Money market accounts	2,776,363	0.70%	2,308,065	0.54%	1,786,045	0.46%
Savings accounts	49,151	0.31%	44,521	0.31%	37,683	0.29%
Time deposits, $250,000 and under	206,606	1.11%	238,565	0.92%	237,086	0.98%
Time deposits, over $250,000	340,829	1.08%	274,618	1.07%	241,730	1.04%
Total deposits	$5,541,557		$4,753,250		$3,831,319

The following table presents the maturities of our certificates of deposit as of December 31, 2017 and 2016.

At December 31, 2017	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$46,778	$41,772	$88,550
Over three through six months	37,759	36,805	74,564
Over six months through one year	124,188	66,111	190,299
Over one year	133,977	83,852	217,829
Total	$342,702	$228,540	$571,242

At December 31, 2016	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$39,050	$45,136	$84,186
Over three through six months	33,207	38,601	71,808
Over six months through one year	70,802	62,695	133,497
Over one year	150,607	87,725	238,332
Total	$293,666	$234,157	$527,823

Total average deposits for the year ended December 31, 2017 were $5.5 billion, an increase of $0.8 billion, or 16.6%, over total average deposits of $4.8 billion for the year ended December 31, 2016. Average noninterest-bearing deposits increased by $0.2 billion, or 13.5%, from $1.2 billion for the year ended December 31, 2016 to $1.35 billion for the year ended December 31, 2017.

Total average deposits for the year ended December 31, 2016 were $4.8 billion, an increase of $1.0 billion, or 24.1%, over total average deposits of $3.8 billion for the year ended December 31, 2015. Average noninterest-bearing deposits increased by $0.3 billion, or 26.1%, from $0.9 billion for the year ended December 31, 2015 to $1.2 billion for the year ended December 31, 2016.

Borrowed Funds

We had available $468.0 million in unused federal funds lines of credit with regional banks as of December 31, 2017, compared to $378.0 million as of December 31, 2016. The increase was attributable to additional lines of credit initiated with new banks during 2017. These lines are subject to certain restrictions and in some cases collateral requirements.

Federal funds purchased from correspondent banks averaged $312.2 million, $433.7 million and $272.0 million for 2017, 2016 and 2015, respectively. We paid average interest rates on these funds of 1.15%, 0.64% and 0.32% for the same three years, respectively. The maximum amount outstanding at month-end during 2017 and 2016 was $394.1 million and $514.8 million, respectively.

Stockholders’ Equity

Stockholders’ equity increased $84.7 million during 2017, to $607.6 million at December 31, 2017 from $522.9 million at December 31, 2016. The increase in stockholders’ equity resulted from net income of $93.1 million during the year ended December 31, 2017.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In Thousands)
Commitments to extend credit	$1,945,171	$1,667,015	$1,409,425
Credit card arrangements	128,149	100,678	62,462
Standby letters of credit and
financial guarantees	41,654	40,991	38,224
Total	$2,114,974	$1,808,684	$1,510,111

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

Derivatives

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2017 and 2016 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2017, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2017, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $821.5 million. Additionally, at such date we had available to us approximately $468.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also may continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2017. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$5,520,432	$5,520,432	$-	$-	$-
Certificates of deposit (2)	571,242	353,413	138,505	79,274	50
Federal funds purchased	301,797	301,797	-	-	-
Other borrowings	64,832	200	-	-	64,632
Operating lease commitments	17,546	3,093	6,031	4,781	3,641
Total	$6,475,849	$6,178,935	$144,536	$84,055	$68,323

(1)  Excludes interest.

(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2017, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2017. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2017.

	Well- Capitalized	Actual at December 31, 2017
CET 1 Capital Ratio	6.50%	10.45%
Tier 1 Capital Ratio	8.00%	10.45%
Total Capital Ratio	10.00%	11.42%
Leverage ratio	5.00%	9.35%

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2017, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2017. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis

	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages
held for sale	$2,910,824	$635,859	$2,135,700	$173,337	$5,855,720
Securities	29,509	75,020	336,162	98,673	539,364
Federal funds sold	239,524	-	-	-	239,524
Interest bearing balances
with banks	150,364	-	1,485	-	151,849
Total interest-earning assets	$3,330,221	$710,879	$2,473,347	$272,010	$6,786,457

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$990,700	$-	$-	$-	$990,700
Money market and savings	3,089,406	-	-	-	3,089,406
Time deposits	88,549	264,863	217,780	50	571,242
Federal funds purchased	100	100	-	64,632	64,832
Other borrowings	301,797	-	-	-	301,797
Total interest-bearing liabilities	4,470,552	264,963	217,780	64,682	5,017,977
Interest sensitivity gap	$(1,140,331)	$445,916	$2,255,567	$207,328	$1,768,480
Cumulative sensitivity gap	$(1,140,331)	$(694,415)	$1,561,152	$1,768,480	$-
Percent of cumulative sensitivity Gap
to total interest-earning assets	(16.80)%	(10.23)%	23.00%	26.06%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and remained at those low levels until the Federal Reserve started increasing its target rate in December 2015. Since the first increase, the Federal Reserve has raised its targeted federal funds rate by 125 basis points to its current rate of 1.50%. At December 31, 2017, the model shows an increase in our EVE for all upward shifts in rates. The negative 9.5% change for a 100 basis point downward shift in rates is within our policy limit.

The chart below identifies the EVE impact of a downward shift in rates of 100 basis points and an upward shift in rates of 100, 200, 300 and 400 basis points.

Economic Value of Equity Under Rate Shock

At December 31, 2017

	0 bps	-100 pbs	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$607,604	$549,882	$632,516	$648,313	$662,896	$673,833
Actual dollar change		$(57,722)	$24,912	$40,709	$55,292	$66,229
Percent change		(9.50)%	4.10%	6.70%	9.10%	10.90%

The one year gap ratio of negative 10.7% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the impact of an unanticipated movement in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ServisFirst Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company early adopted the provisions of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

ServisFirst Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of ServisFirst Bancshares, Inc. as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s early adoption of the provisions of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 28, 2018

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$86,213	$56,855
Interest-bearing balances due from depository institutions	151,849	566,707
Federal funds sold	239,524	160,435
Cash and cash equivalents	477,586	783,997
Available for sale debt securities, at fair value	538,080	422,375
Held to maturity debt securities (fair value of $250 and $63,302 at December 31, 2017 and December 31, 2016, respectively)	250	62,564
Equity securities	1,034	1,024
Mortgage loans held for sale	4,459	4,675
Loans	5,851,261	4,911,770
Less allowance for loan losses	(59,406)	(51,893)
Loans, net	5,791,855	4,859,877
Premises and equipment, net	58,900	40,314
Accrued interest and dividends receivable	20,661	15,801
Deferred tax asset, net	13,022	27,132
Other real estate owned and repossessed assets	6,701	4,988
Bank owned life insurance contracts	127,519	114,388
Goodwill and other identifiable intangible assets	14,719	14,996
Other assets	27,598	18,317
Total assets	$7,082,384	$6,370,448
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$1,440,326	$1,281,605
Interest-bearing	4,651,348	4,138,706
Total deposits	6,091,674	5,420,311
Federal funds purchased	301,797	355,944
Other borrowings	64,832	55,262
Accrued interest and dividends payable	4,971	4,401
Other liabilities	11,506	11,641
Total liabilities	6,474,780	5,847,559
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; no shares authorized or outstanding at December 31, 2017 and December 31, 2016	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 52,992,586 shares issued and outstanding at December 31, 2017, and 52,636,896 shares issued and outstanding at December 31, 2016	53	53
Additional paid-in capital	217,693	215,932
Retained earnings	389,554	307,151
Accumulated other comprehensive loss	(198)	(624)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	607,102	522,512
Noncontrolling interest	502	377
Total stockholders' equity	607,604	522,889
Total liabilities and stockholders' equity	$7,082,384	$6,370,448

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$246,682	$200,463	$171,302
Taxable securities	9,117	5,343	4,331
Nontaxable securities	2,948	3,300	3,499
Federal funds sold	1,693	1,007	127
Other interest and dividends	2,316	2,789	716
Total interest income	262,756	212,902	179,975
Interest expense:
Deposits	28,831	20,169	14,894
Borrowed funds	6,502	5,636	2,810
Total interest expense	35,333	25,805	17,704
Net interest income	227,423	187,097	162,271
Provision for loan losses	23,225	13,398	12,847
Net interest income after provision for loan losses	204,198	173,699	149,424
Noninterest income:
Service charges on deposit accounts	5,702	5,355	5,088
Mortgage banking	3,835	3,725	2,682
Credit card income	4,815	3,207	2,073
Securities (losses) gains	-	(3)	29
Increase in cash surrender value life insurance	3,131	2,794	2,621
Other operating income	1,563	3,034	1,084
Total noninterest income	19,046	18,112	13,577
Noninterest expenses:
Salaries and employee benefits	47,604	43,955	38,913
Equipment and occupancy expense	8,018	7,985	6,389
Professional services	3,217	3,977	2,607
FDIC and other regulatory assessments	3,918	3,400	2,660
Other real estate owned expense	323	759	1,227
Merger expense	-	-	2,100
Other operating expenses	22,814	20,917	20,100
Total noninterest expenses	85,894	80,993	73,996
Income before income taxes	137,350	110,818	89,005
Provision for income taxes	44,258	29,339	25,465
Net income	93,092	81,479	63,540
Dividends on preferred stock	62	47	280
Net income available to common stockholders	$93,030	$81,432	$63,260
Basic earnings per common share	$1.76	$1.55	$1.23
Diluted earnings per common share	$1.72	$1.52	$1.20

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$93,092	$81,479	$63,540
Other comprehensive (loss) income, net of tax:
Unrealized holding losses arising during period from securities available for sale, net of tax of $(362), $(1,980) and $(767) for 2017, 2016 and 2015, respectively	(674)	(3,674)	(1,423)
Reduction in unrealized loss related to held to maturity debt securities transferred to available for sale, net of tax of $592	1,100	-	-
Reclassification adjustment for net losses (gains) on sale of securities, net of tax of $(1) and $10 for 2016 and 2015, respectively	-	2	(19)
Other comprehensive income (loss), net of tax	426	(3,672)	(1,442)
Comprehensive income	$93,518	$77,807	$62,098

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (loss) Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2014	$39,958	$25	$185,397	$177,091	$4,490	$252	$407,213
Common dividends paid, $0.09 per share	-	-	-	(4,643)	-	-	(4,643)
Common dividends declared, $.03 per share	-	-	-	(1,558)	-	-	(1,558)
Preferred dividends paid	-	-	-	(280)	-	-	(280)
Issue 1,273,184 shares of common stock as consideration for Metro Bancshares, Inc. acquisition	-	1	19,355	-	-	-	19,356
Capitalized costs to issue shelf registration	-	-	(73)	-	-	-	(73)
Issue 1,051,000 shares of common stock upon exercise of stock options	-	-	3,801	-	-	-	3,801
Issue 125 shares of REIT preferred stock	-	-	1,843	-	-	125	1,968
Redeem 40,000 shares of preferred stock issued to the
Department of the Treasury under TARP	(39,958)	-	(42)	-	-	-	(40,000)
Stock based compensation expense	-	-	1,265	-	-	-	1,265
Other comprehensive income, net of tax	-	-	-	-	(1,442)	-	(1,442)
Net income	-	-	-	63,540	-	-	63,540
Balance, December 31, 2015	-	26	211,546	234,150	3,048	377	449,147
Common dividends paid, $0.12 per share	-	-	-	(6,299)	-	-	(6,299)
Common dividends declared, $0.04 per share	-	-	-	(2,105)	-	-	(2,105)
Preferred dividends paid	-	-	-	(47)	-	-	(47)
2-for-1 common stock split, in the form of a stock dividend	-	27	-	(27)	-	-	-
Issue 682,500 shares of common stock upon exercise of stock options	-	-	3,188	-	-	-	3,188
Stock based compensation expense	-	-	1,198	-	-	-	1,198
Other comprehensive income, net of tax	-	-	-	-	(3,672)	-	(3,672)
Net income	-	-	-	81,479	-	-	81,479
Balance, December 31, 2016	-	53	215,932	307,151	(624)	377	522,889
Common dividends paid, $0.15 per share	-	-	-	(7,935)	-	-	(7,935)
Common dividends declared, $0.05 per share	-	-	-	(2,649)	-	-	(2,649)
Preferred dividends paid	-	-	-	(62)	-	-	(62)
Issue 385,500 shares of common stock upon exercise of stock options	-	-	1,911	-	-	-	1,911
35,010 Shares withheld in net settlement upon exercise of stock options	-	-	(1,320)	-	-	-	(1,320)
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock based compensation expense	-	-	1,170	-	-	-	1,170
Other comprehensive income, net of tax	-	-	-	-	383	-	383
Reclassification of the disproportionate tax effect of enactment of the Tax Cuts and Jobs Act of 2017	-	-	-	(43)	43	-	-
Net income	-	-	-	93,092	-	-	93,092
Balance, December 31, 2017	$-	$53	$217,693	$389,554	$(198)	$502	$607,604

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$93,092	$81,479	$63,540
Adjustments to reconcile net income to net cash provided by
Deferred tax expense (benefit)	14,048	(1,728)	(4,876)
Provision for loan losses	23,225	13,398	12,847
Depreciation	2,568	2,724	2,219
Accretion on acquired loans	(464)	(980)	(1,954)
Amortization of core deposit intangible	277	334	376
Net amortization of debt securities available for sale	4,019	4,197	4,713
Increase in accrued interest and dividends receivable	(4,860)	(2,103)	(2,000)
Stock-based compensation expense	1,170	1,198	1,265
Increase in accrued interest payable	570	2,032	340
Proceeds from sale of mortgage loans held for sale	136,259	130,131	137,020
Originations of mortgage loans held for sale	(132,208)	(122,832)	(136,603)
Loss (gain) on sale of debt securities available for sale	-	3	(29)
Gain on sale of mortgage loans held for sale	(3,835)	(3,725)	(2,682)
Net (gain) loss on sale of other real estate owned and repossessed assets	(33)	(18)	136
Write down of other real estate owned and repossessed assets	23	603	643
Operating losses of tax credit partnerships	79	202	152
Increase in cash surrender value of life insurance contracts	(3,131)	(2,794)	(2,621)
Net change in other assets, liabilities, and other operating activities	(12,335)	(3,600)	3,781
Net cash provided by operating activities	118,464	98,521	76,267
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(83,004)	(157,483)	(81,781)
Proceeds from maturities, calls and paydowns of debt securities available for sale	84,637	65,347	46,271
Proceeds from sale of debt securities available for sale	3,500	6,085	16,738
Purchase of debt securities held to maturity	(66,002)	(38,139)	(202)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	6,227	3,001	2,131
Purchase of equity securities	(10)	(708)	(534)
Proceeds from sale of equity securities	-	4,628	-
Increase in loans	(957,975)	(700,857)	(710,917)
Purchase of premises and equipment	(21,154)	(22,205)	(5,537)
Purchase of bank-owned life insurance contracts	(10,000)	(20,000)	-
Expenditures to complete construction of other real estate owned	-	(3)	(118)
Proceeds from sale of other real estate owned and repossessed assets	1,533	1,340	3,428
Investment in tax credit partnerships	-	(2,655)	(6,576)
Net cash paid in acquisition of Metro Bancshares, Inc.	-	-	(12,383)
Net cash used in investing activities	(1,042,248)	(861,649)	(749,480)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	158,721	228,138	195,729
Net increase in interest-bearing deposits	512,642	968,285	454,245
Net (decrease) increase in federal funds purchased	(54,147)	3,584	85,870
Proceeds from issuance of 5% subordinated notes due July 15, 2025	-	-	34,750
Redemption of Series A Senior Non-Cumulative preferred stock	-	-	(40,000)
Proceeds from issuance of 4.5% subordinated notes due November 8, 2027, net of issuance cost	29,943	-	-
Repayment of 5.5% subordinated notes due November 9, 2022	(20,000)	-	-
Repayment of Federal Home Loan Bank advances	(400)	(400)	(300)
Proceeds from sale of preferred stock, net	125	-	125
Proceeds from exercise of stock options	1,911	3,188	3,801
Taxes paid in net settlement upon exercise of stock options	(1,320)	-	-
Capitalized cost of shelf registration	-	-	(73)
Dividends paid on common stock	(10,040)	(7,858)	(5,883)
Dividends paid on preferred stock	(62)	(47)	(280)
Net cash provided by financing activities	617,373	1,194,890	727,984
Net (decrease) increase in cash and cash equivalents	(306,411)	431,762	54,771
Cash and cash equivalents at beginning of year	783,997	352,235	297,464
Cash and cash equivalents at end of year	$477,586	$783,997	$352,235
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$34,763	$23,773	$17,275
Income taxes	42,586	30,268	27,113
Income tax refund	(492)	(929)	(50)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$4,685	$4,112	$2,092
Internally financed sales of other real estate owned	1,449	2,592	1,799
Dividends declared	2,649	2,105	1,558
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$-	$-	$204,985
Intangible assets acquired	-	-	15,707
Fair value of liabilities assumed	-	-	(180,410)
Net identifiable assets acquired over liabilities assumed	$-	$-	$40,282

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $51.8 million at December 31, 2017 and $39.2 million at December 31, 2016.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2017 and 2016.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets (3 to 39.5 years).

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

The Company has recorded $13.6 million of goodwill at December 31, 2017 in connection with the acquisition of Metro Bancshares, Inc. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2017 and 2016 were not material and have not been recorded.

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

Stock-Based Compensation

At December 31, 2017, the Company had two stock-based compensation plans for grants of equity compensation to key employees and directors. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options. Specifically, awards to employees are accounted for using the fair value based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to share options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $716,000, $544,000 and $562,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt the provisions of this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. Accordingly, the Company recognized a reduction in its provision for income taxes for 2017 and 2016 of $4.6 million and $4.8 million, respectively. Prior to the adoption of ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

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

In February 2018, the FASB issued a proposed Accounting Standards Update, ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU require a reclassification from / to accumulated other comprehensive income and to / from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate.  Consequently, the amendments in this ASU eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017.  The amendments in this ASU are effective for all entities for fiscal year beginning after December 15, 2018 with early adoption allowed.  The Bank has elected to early adopt this ASU as of December 31, 2017.  The effect of the adoption of this ASU was to decrease accumulated other comprehensive income by $43,000 with the offset to retained earnings as recorded in the statement of changes in stockholders' equity.  This represents the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue is more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company assessed its revenue streams and reviewed its contracts with customers that are affected by the new guidance including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance has on the Company’s consolidated financial statements. The Company’s revenue recognition pattern for these revenue streams is not materially different from current practice. The amendments in this ASU are effective for the Company on January 1, 2018 using a modified retrospective transition approach and will not have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for the Company on January 1, 2018 and will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. In January 2018, the FASB issued a proposal to allow an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company leases many of its banking offices under lease agreements it classifies as operating leases. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases, which among other things, will increase the amount of risk-weighted assets it reports in the calculation of its regulatory capital ratios.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company has determined that the amendments in this ASU will have no impact on its consolidated financial statements since there have been no modifications to any of its share-based payment awards.

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

Pro forma financial information is not provided because such amounts are immaterial to the Company’s consolidated financial statements.

NOTE 3. DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2017 and 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
December 31, 2017	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$55,567	$38	$(249)	$55,356
Mortgage-backed securities	278,177	1,006	(2,685)	276,498
State and municipal securities	134,641	761	(553)	134,849
Corporate debt	69,996	1,416	(35)	71,377
Total	$538,381	$3,221	$(3,522)	$538,080
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2016
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$45,998	$382	$(126)	$46,254
Mortgage-backed securities	228,843	1,515	(3,168)	227,190
State and municipal securities	139,504	1,120	(694)	139,930
Corporate debt	8,985	16	-	9,001
Total	$423,330	$3,033	$(3,988)	$422,375
Securities Held to Maturity
Mortgage-backed securities	19,164	321	(245)	19,240
State and municipal securities	5,888	315	(12)	6,191
Corporate debt	37,512	374	(15)	37,871
Total	$62,564	$1,010	$(272)	$63,302

All mortgage-backed debt securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2017 and 2016, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

In the fourth quarter of 2017, the Company transferred its held-to-maturity investment portfolio to available-for-sale in order to provide more flexibility managing its investment portfolio. As a result, the Company is prohibited from classifying any investment securities bought during the two years following the transfer as held-to-maturity.

The amortized cost and fair value of debt securities as of December 31, 2017 and 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$22,122	$22,172	$28,270	$28,400
Due from one to five years	160,773	160,563	152,347	153,003
Due from five to ten years	73,362	74,684	13,870	13,782
Due after ten years	3,947	4,163	-	-
Mortgage-backed securities	278,177	276,498	228,843	227,190
	$538,381	$538,080	$423,330	$422,375

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
Due from five to ten years	-	-	34,251	34,617
Due after ten years	-	-	8,899	9,195
Mortgage-backed securities	-	-	19,164	19,240
	$250	$250	$62,564	$63,302

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2017 and 2016. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017. There were no other-than-temporary impairments for the years ended December 31, 2017, 2016 and 2015.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2017
U.S. Treasury and government sponsored agencies	$(151)	$33,401	$(98)	$2,926	$(249)	$36,327
Mortgage-backed securities	(986)	140,432	(1,699)	75,903	(2,685)	216,335
State and municipal securities	(450)	66,637	(103)	6,648	(553)	73,285
Corporate debt	(35)	6,955	-	-	(35)	6,955
Total	$(1,622)	$247,425	$(1,900)	$85,477	$(3,522)	$332,902

December 31, 2016
U.S. Treasury and government sponsored agencies	$(126)	$10,865	$-	$-	$(126)	$10,865
Mortgage-backed securities	(3,413)	174,225	-	-	(3,413)	174,225
State and municipal securities	(698)	64,502	(8)	1,021	(706)	65,523
Corporate debt	(15)	3,034	-	-	(15)	3,034
Total	$(4,252)	$252,626	$(8)	$1,021	$(4,260)	$253,647

At December 31, 2017, 72 of the Company’s 796 debt securities were in an unrealized loss position for more than 12 months.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Sale proceeds	$-	$6,085	$16,738
Gross realized gains	$-	$4	$29
Gross realized losses	-	(7)	-
Net realized gain (loss)	$-	$(3)	$29

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2017 and 2016 was $284.2 million and $246.0 million, respectively.

Equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, (2) an investment in First National Bankers Bank stock, (3) an investment in a Community Reinvestment Act (“CRA”)-qualified mutual fund, and (4) an investment in common stock of a bank holding company. The amount of investment in the Federal Home Loan Bank of Atlanta stock was $30,000 at December 31, 2017 and 2016. The Company terminated its membership in the Federal Home Loan Bank of Atlanta effective November 11, 2016. The small amount of stock that remains outstanding relates to the principal reducing borrowing. The amount of investment in the First National Bankers Bank stock was $400,000 at December 31, 2017 and 2016. The amount of investment in the CRA-qualified mutual fund was $500,000 at December 31, 2017 and 2016. The amount of the investment in common stock of the bank holding company was $100,000 at December 31, 2017 and 2016.

NOTE 4. LOANS

The composition of loans at December 31, 2017 and 2016 is summarized as follows:

	December 31,
	2017	2016
	(In Thousands)
Commercial, financial and agricultural	$2,279,366	$1,982,267
Real estate - construction	580,874	335,085
Real estate - mortgage:
Owner-occupied commercial	1,328,666	1,171,719
1-4 family mortgage	603,063	536,805
Other mortgage	997,079	830,683
Total real estate - mortgage	2,928,808	2,539,207
Consumer	62,213	55,211
Total Loans	5,851,261	4,911,770
Less: Allowance for loan losses	(59,406)	(51,893)
Net Loans	$5,791,855	$4,859,877

Changes in the allowance for loan losses during the years ended December 31, 2017, 2016 and 2015, respectively are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance, beginning of year	$51,893	$43,419	$35,629
Loans charged off	(16,332)	(5,198)	(5,744)
Recoveries	620	274	687
Provision for loan losses	23,225	13,398	12,847
Balance, end of year	$59,406	$51,893	$43,419

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2017 and 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2017 and 2016, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Year Ended December 31, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(13,910)	(56)	(2,056)	(310)	(16,332)
Recoveries	337	168	89	26	620
Provision	17,581	(248)	5,485	407	23,225
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406

	December 31, 2017
Individually Evaluated for Impairment	$4,276	$120	$1,163	$50	$5,609
Collectively Evaluated for Impairment	28,604	4,869	19,859	465	53,797

Loans:
Ending Balance	$2,279,366	$580,874	$2,928,808	$62,213	$5,851,261
Individually Evaluated for Impairment	26,447	1,571	12,404	88	40,510
Collectively Evaluated for Impairment	2,252,919	579,303	2,916,404	62,125	5,810,751

	Year Ended December 31, 2016
Allowance for loan losses:
Balance at December 31, 2015	$21,495	$5,432	$16,061	$431	$43,419
Charge-offs	(3,791)	(815)	(380)	(212)	(5,198)
Recoveries	49	76	146	3	274
Provision	11,119	432	1,677	170	13,398
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893

	December 31, 2016
Individually Evaluated for Impairment	$6,607	$923	$622	$-	$8,152
Collectively Evaluated for Impairment	22,265	4,202	16,882	392	43,741

Loans:
Ending Balance	$1,982,267	$335,085	$2,539,207	$55,211	$4,911,770
Individually Evaluated for Impairment	27,922	4,314	13,350	3	45,589
Collectively Evaluated for Impairment	1,954,345	330,771	2,525,857	55,208	4,866,181

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of December 31, 2017 and 2016 were as follows:

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,225,084	$27,835	$26,447	$-	$2,279,366
Real estate - construction	572,657	6,691	1,526	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,317,113	7,333	4,220	-	1,328,666
1-4 family mortgage	598,222	1,599	3,242	-	603,063
Other mortgage	976,348	18,122	2,609	-	997,079
Total real estate - mortgage	2,891,683	27,054	10,071	-	2,928,808
Consumer	62,083	42	88	-	62,213
Total	$5,751,507	$61,622	$38,132	$-	$5,851,261

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$1,893,664	$61,035	$27,568	$-	$1,982,267
Real estate - construction	324,958	5,861	4,266	-	335,085
Real estate - mortgage:
Owner-occupied commercial	1,158,615	6,037	7,067	-	1,171,719
1-4 family mortgage	531,868	2,065	2,872	-	536,805
Other mortgage	818,724	11,224	735	-	830,683
Total real estate - mortgage	2,509,207	19,326	10,674	-	2,539,207
Consumer	55,135	76	-	-	55,211
Total	$4,782,964	$86,298	$42,508	$-	$4,911,770

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2017 and 2016 are as follows:

December 31, 2017	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,269,642	$9,724	$2,279,366
Real estate - construction	580,874	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,328,110	556	1,328,666
1-4 family mortgage	602,604	459	603,063
Other mortgage	997,079	-	997,079
Total real estate - mortgage	2,927,793	1,015	2,928,808
Consumer	62,127	86	62,213
Total	$5,840,436	$10,825	$5,851,261

December 31, 2016	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$1,974,975	$7,292	$1,982,267
Real estate - construction	331,817	3,268	335,085
Real estate - mortgage:
Owner-occupied commercial	1,165,511	6,208	1,171,719
1-4 family mortgage	536,731	74	536,805
Other mortgage	830,683	-	830,683
Total real estate - mortgage	2,532,925	6,282	2,539,207
Consumer	55,166	45	55,211
Total	$4,894,883	$16,887	$4,911,770

Loans by past due status as of December 31, 2017 and 2016 are as follows:

December 31, 2017		Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,410	$5,702	$12	$7,124	$9,712	$2,262,530	$2,279,366
Real estate - construction	56	997	-	1,053	-	579,821	580,874
Real estate - mortgage:
Owner-occupied commercial	-	3,664	-	3,664	556	1,324,446	1,328,666
1-4 family mortgage	430	850	-	1,280	459	601,324	603,063
Other mortgage	5,116	-	-	5,116	-	991,963	997,079
Total real estate - mortgage	5,546	4,514	-	10,060	1,015	2,917,733	2,928,808
Consumer	131	23	48	202	38	61,973	62,213
Total	$7,143	$11,236	$60	$18,439	$10,765	$5,822,057	$5,851,261

December 31, 2016		Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$710	$40	$10	$760	$7,282	$1,974,225	$1,982,267
Real estate - construction	59	-	-	59	3,268	331,758	335,085
Real estate - mortgage:
Owner-occupied commercial	-	-	6,208	6,208	-	1,165,511	1,171,719
1-4 family mortgage	160	129	-	289	74	536,442	536,805
Other mortgage	95	811	-	906	-	829,777	830,683
Total real estate - mortgage	255	940	6,208	7,403	74	2,531,730	2,539,207
Consumer	52	17	45	114	-	55,097	55,211
Total	$1,076	$997	$6,263	$8,336	$10,624	$4,892,810	$4,911,770

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

The following table presents details of the Company’s impaired loans as of December 31, 2017 and 2016, respectively. Loans which have been fully charged off do not appear in the tables.

December 31, 2017

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$10,036	$16,639	$-	$16,417	$571
Real estate - construction	574	577	-	663	31
Real estate - mortgage:
Owner-occupied commercial	2,640	2,806	-	2,875	159
1-4 family mortgage	2,262	2,262	-	2,289	93
Other mortgage	746	746	-	727	44
Total real estate - mortgage	5,648	5,814	-	5,891	296
Consumer	38	39	-	42	3
Total with no allowance recorded	16,296	23,069	-	23,013	901

With an allowance recorded:
Commercial, financial and agricultural	16,411	16,992	4,276	17,912	651
Real estate - construction	997	997	120	997	56
Real estate - mortgage:
Owner-occupied commercial	3,914	3,914	601	3,801	215
1-4 family mortgage	980	980	281	1,113	54
Other mortgage	1,862	1,862	281	1,862	80
Total real estate - mortgage	6,756	6,756	1,163	6,776	349
Consumer	50	50	50	42	3
Total with allowance recorded	24,214	24,795	5,609	25,727	1,059

Total Impaired Loans:
Commercial, financial and agricultural	26,447	33,631	4,276	34,329	1,222
Real estate - construction	1,571	1,574	120	1,660	87
Real estate - mortgage:
Owner-occupied commercial	6,554	6,720	601	6,676	374
1-4 family mortgage	3,242	3,242	281	3,402	147
Other mortgage	2,608	2,608	281	2,589	124
Total real estate - mortgage	12,404	12,570	1,163	12,667	645
Consumer	88	89	50	84	6
Total impaired loans	$40,510	$47,864	$5,609	$48,740	$1,960

December 31, 2016

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,003	$1,003	$-	$992	$64
Real estate - construction	938	1,802	-	1,159	3
Real estate - mortgage:
Owner-occupied commercial	2,615	2,778	-	2,884	166
1-4 family mortgage	1,899	1,899	-	1,901	102
Other mortgage	940	940	-	965	60
Total real estate - mortgage	5,454	5,617	-	5,750	328
Consumer	3	5	-	6	-
Total with no allowance recorded	7,398	8,427	-	7,907	395

With an allowance recorded:
Commercial, financial and agricultural	26,919	31,728	6,607	26,955	1,162
Real estate - construction	3,376	3,376	923	3,577	68
Real estate - mortgage:
Owner-occupied commercial	6,924	6,924	348	6,934	362
1-4 family mortgage	972	972	274	313	19
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,896	7,896	622	7,247	381
Consumer	-	-	-	-	-
Total with allowance recorded	38,191	43,000	8,152	37,779	1,611

Total Impaired Loans:
Commercial, financial and agricultural	27,922	32,731	6,607	27,947	1,226
Real estate - construction	4,314	5,178	923	4,736	71
Real estate - mortgage:
Owner-occupied commercial	9,539	9,702	348	9,818	528
1-4 family mortgage	2,871	2,871	274	2,214	121
Other mortgage	940	940	-	965	60
Total real estate - mortgage	13,350	13,513	622	12,997	709
Consumer	3	5	-	6	-
Total impaired loans	$45,589	$51,427	$8,152	$45,686	$2,006

Troubled Debt Restructurings (“TDR”) at December 31, 2017 and 2016 totaled $20.6 million and $7.3 million, respectively. At December 31, 2017, the Company had a related allowance for loan losses of $4.3 million allocated to these TDRs, compared to $2.3 million at December 31, 2016. The Company’s TDRs for the years ended December 31, 2017 and 2016 have all resulted from term extensions rather than from interest rate reductions or debt forgiveness. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Year Ended December 31, 2017
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	6	$11,438	$11,438
Real estate - construction	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664
1-4 family mortgage	1	850	850
Other mortgage	-	-	-
Total real estate - mortgage	3	4,514	4,514
Consumer	-	-	-
	10	$16,949	$16,949

Year ended December 31, 2016
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial, financial and agricultural	9	$7,099	$7,099
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	1	234	234
Total real estate - mortgage	1	234	234
Consumer	-	-	-
	10	$7,333	$7,333

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2017 and 2016, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Year Ended December 31,
	2017	2016
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$6,734
Real estate - construction	-	-
Real estate - mortgage:
Owner occupied commercial	-	-
1-4 family mortgage	-	-
Other mortgage	-	-
Total real estate - mortgage	-	-
Consumer	-	-
	$-	$6,734

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
	(In Thousands)
Balance, beginning of year	$10,806	$12,090
Advances	7,351	9,763
Repayments	(9,717)	(11,047)
Balance, end of year	$8,440	$10,806

NOTE 5. FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2017, 2016 and 2015 follows:

	2017	2016	2015
	(In Thousands)
Balance at beginning of year	$4,988	$5,392	$6,840
OREO acquired	-	-	2,348
Transfers from loans and capitalized expenses	4,685	4,112	2,210
Foreclosed properties sold	(2,982)	(3,931)	(5,227)
Writedowns and partial liquidations	10	(585)	(779)
Balance at end of year	$6,701	$4,988	$5,392

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2017	2016
	(In Thousands)
Land	$5,468	$5,506
Building	36,259	7,817
Furniture and equipment	23,297	18,668
Leasehold improvements	9,599	7,469
Construction in progress	88	14,115
Total premises and equipment, gross	74,711	53,575
Accumulated depreciation	(15,811)	(13,261)
Total premises and equipment, net of accumulated depreciation	$58,900	$40,314

Increases in land and building and decreases in construction in progress are the result of the recently completed headquarters building in Birmingham, Alabama. The new headquarters building, which opened in the fourth quarter of 2017, consists of approximately 97,500 square feet and houses the main office, sales and operations staff.

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2017, 2016 and 2015 were $2,568,000, $2,724,000 and $2,219,000, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases at December 31, 2017 are summarized as follows:

(In Thousands)
2018	$3,093
2019	3,024
2020	3,007
2021	2,397
2022	2,384
Thereafter	3,641
Total	$17,546

For the years ended December 31, 2017, 2016 and 2015, annual rental expense on operating leases was $4,253,000, $3,759,000, and $2,919,000, respectively.

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

The Company has invested in a limited partnership for which it determined it is not the primary beneficiary, and which thus is not subject to consolidation by the Company. The Company reports its investment in this partnership at its net realizable value, estimated to be the discounted value of the remaining amount of tax credits to be received. The amount recorded as investment in this partnership at December 31, 2017 and 2016 was $0 and $96,000, respectively, and is included in other assets.

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance. The amount of recorded investment in these partnerships as of December 31, 2017 and 2016 was $21,147,000 and $24,117,000, respectively, of which $13,555,000 and $14,254,000 as of December 31, 2017 and 2016, respectively, are included in loans of the Company. The remaining amounts are included in other assets.

NOTE 8. DEPOSITS

Deposits at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In Thousands)
Noninterest-bearing demand	$1,440,326	$1,281,605
Interest-bearing checking	4,029,147	3,562,165
Savings	50,959	48,718
Time deposits, $250,000 and under	228,540	234,157
Time deposits, over $250,000	342,702	293,666
Total	$6,091,674	$5,420,311

The scheduled maturities of time deposits at December 31, 2017 were as follows:

(In Thousands)
2018	$353,413
2019	96,661
2020	41,844
2021	46,862
2022	32,412
Thereafter	50
Total	$571,242

At December 31, 2017 and 2016, overdraft deposits reclassified to loans were $1,717,000 and $2,033,000, respectively.

NOTE 9. FEDERAL FUNDS PURCHASED

At December 31, 2017, the Company had $301.8 million in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $355.9 million at December 31, 2016. Rates paid on these funds were between 1.55% and 1.70% as of December 31, 2017 and 0.75% and 0.80% as of December 31, 2016.

At December 31, 2017, the Company had available lines of credit totaling approximately $468.0 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. Available lines totaled approximately $378.0 million at December 31, 2016. These lines are subject to annual renewals with varying interest rates.

NOTE 10. OTHER BORROWINGS

Other borrowings are comprised of:

•	$34.75 million of the Company’s 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to July 15, 2020.
•	$30.0 million on the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to November 8, 2022.
•	$200,000 of principal reducing advances from the Federal Home Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Debt is reported net of unamortized issuance costs of $118,000 and $87,000 as of December 31, 2017 and 2016, respectively.

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

NOTE 13. DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2017 and December 31, 2016 were not material.

NOTE 14. EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2017, the Company has two stock incentive plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $1,170,000, $1,198,000 and $1,265,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017, there are a total of 3,478,644 shares available to be granted under the 2005 and 2009 Plans.

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes-Merton valuation model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life of options granted.

The assumptions used in determining the fair value of 2017, 2016 and 2015 stock option grants were as follows:

	2017	2016	2015
Expected price volatility	29.00%	29.00%	24.00%
Expected dividend yield	0.44%	0.64%	0.71%
Expected term (in years)	6	6	6
Risk-free rate	2.08%	1.85%	1.85%

The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $11.82, $6.00 and $4.20, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2017:
Outstanding at beginning of year	2,026,334	$9.00	6.2	$57,636
Granted	58,000	37.59	9.1	227
Exercised	(385,500)	4.96	4.0	14,087
Forfeited	(32,000)	21.96	8.1	625
Outstanding at end of year	1,666,834	$10.68	5.5	$51,377

Exercisable at December 31, 2017	808,236	$5.22	3.9	$29,321

Year Ended December 31, 2016:
Outstanding at beginning of year	2,498,834	$6.66	6.3	$42,746
Granted	241,000	20.15	9.1	4,166
Exercised	(682,500)	4.28	3.9	22,629
Forfeited	(31,000)	11.04	6.8	818
Outstanding at end of year	2,026,334	$9.00	6.2	$57,636

Exercisable at December 31, 2016	928,536	$5.08	4.8	$30,051

Year Ended December 31, 2015:
Outstanding at beginning of year	3,245,834	$4.69	5.9	$38,256
Granted	324,000	16.63	9.2	2,311
Exercised	(1,051,000)	3.62	2.7	21,177
Forfeited	(20,000)	8.40	7.1	-
Outstanding at end of year	2,498,834	$6.66	6.3	$42,746

Exercisable at December 31, 2015	410,836	$4.84	5.4	$7,775

Exercisable options at December 31, 2017 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$4.17	145,336	$4.17	2.4	$5,426
5.00	483,500	5.00	3.8	17,648
5.50	120,000	5.50	5.2	4,320
6.92	45,000	6.92	6.0	1,556
15.74	14,400	15.74	7.1	371
	808,236	5.22	3.9	$29,321

As of December 31, 2017, there was $1,973,000 of total unrecognized compensation cost related to non-vested stock options. As of December 31, 2017, non-vested stock options had a weighted average remaining time to vest of 2.5 years. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $315,000, $1,908,000 and $242,000, respectively.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2017, there was $473,000 of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2017, non-vested restricted stock had a weighted average remaining time to vest of 1.0 year.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $1,419,000, $1,294,000 and $1,080,000 for 2017, 2016 and 2015, respectively.

NOTE 15. COMMON STOCK

On November 16, 2016, the Company declared a two-for-one split of its common stock in the form of a stock dividend. On December 20, 2016, stockholders of record as of the close of business on December 5, 2016 received a distribution of one additional share of Company common stock for each common share owned. All share and per share amounts for all periods presented are reported giving effect to this two-for-one stock split and the three-for-one stock split described below.

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

NOTE 16. REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $239.0 million in dividends as of December 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets. The applicable capital conservation buffer at December 31, 2017 was 1.25% and the Company and bank exceeded such requirement.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2017.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
CET I Capital to Risk Weighted Assets:
Consolidated	$593,111	9.51%	$280,553	4.50%	N/A	N/A
ServisFirst Bank	651,201	10.45%	280,523	4.50%	$405,199	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	593,613	9.52%	374,070	6.00%	N/A	N/A
ServisFirst Bank	651,703	10.45%	374,030	6.00%	498,707	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	718,151	11.52%	498,760	8.00%	N/A	N/A
ServisFirst Bank	711,609	11.42%	498,707	8.00%	623,384	10.00%
Tier I Capital to Average Assets:
Consolidated	593,613	8.51%	278,970	4.00%	N/A	N/A
ServisFirst Bank	651,703	9.35%	278,954	4.00%	348,693	5.00%

As of December 31, 2016:
CET I Capital to Risk Weighted Assets:
Consolidated	$508,982	9.78%	$234,262	4.50%	N/A	N/A
ServisFirst Bank	560,731	10.77%	234,232	4.50%	$338,335	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	509,359	9.78%	312,350	6.00%	N/A	N/A
ServisFirst Bank	561,108	10.78%	312,309	6.00%	416,413	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	616,415	11.84%	416,467	8.00%	N/A	N/A
ServisFirst Bank	613,501	11.79%	416,413	8.00%	520,516	10.00%
Tier I Capital to Average Assets:
Consolidated	509,359	8.22%	247,777	4.00%	N/A	N/A
ServisFirst Bank	561,108	9.06%	247,760	4.00%	309,700	5.00%

NOTE 17. OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Other Operating Income
ATM fee income	$1,175	$1,061	$916
Gain (loss) on sale of other real estate owned	33	18	(136)
Gain (loss) on sale of fixed assets	1	1,399	(27)
Other	354	556	331
Total other operating income	$1,563	$3,034	$1,084

Other Operating Expenses
Data processing	$5,454	$4,832	$4,293
Other loan expenses	2,170	1,510	2,086
Customer and public relations	1,695	1,594	1,211
Bank service charges	1,522	1,341	961
Sales and use tax	1,167	781	380
Write-down investment in tax credit partnerships	1,081	2,519	3,966
Telephone	990	740	680
Donations and contributions	744	769	605
Marketing	716	544	562
Supplies	595	555	492
Fraud and forgery losses	515	206	92
Directors fees	472	407	406
Postage	441	377	338
Other operational losses	167	264	126
Other	5,085	4,478	3,902
Total other operating expenses	$22,814	$20,917	$20,100

NOTE 18. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Current tax expense:
Federal	$27,952	$29,813	$28,517
State	2,258	1,254	1,824
Total current tax expense	30,210	31,067	30,341
Deferred tax expense (benefit):
Federal	17,073	(662)	(3,277)
State	(3,025)	(1,066)	(1,599)
Total deferred tax (benefit)	14,048	(1,728)	(4,876)
Total income tax expense	$44,258	$29,339	$25,465

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2017
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$48,073	35.00%
Effect on rate of:
State income tax, net of federal tax effect	43	0.03%
Tax-exempt income, net of expenses	(1,356)	(0.99)%
Bank owned life insurance contracts	(1,096)	(0.80)%
Excess tax benefit from stock compensation	(4,278)	(3.11)%
Federal tax credits	(234)	(0.17)%
Enacted tax rate change	3,108	2.26%
Other	(2)	-%
Effective income tax and rate	$44,258	32.22%

	Year Ended December 31, 2016
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$38,786	35.00%
Effect on rate of:
State income tax, net of federal tax effect	254	0.23%
Tax-exempt income, net of expenses	(1,322)	(1.20)%
Bank owned life insurance contracts	(978)	(0.88)%
Excess tax benefit from stock compensation	(4,788)	(4.32)%
Federal tax credits	(2,652)	(2.40)%
Other	39	0.04%
Effective income tax and rate	$29,339	26.47%

	Year Ended December 31, 2015
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$31,152	35.00%
Effect on rate of:
State income tax, net of federal tax effect	146	0.16%
Tax-exempt income, net of expenses	(1,308)	(1.47)%
Bank owned life insurance contracts	(917)	(1.03)%
Incentive stock option expense	3	-%
Federal tax credits	(3,600)	(4.04)%
Other	(11)	(0.01)%
Effective income tax and rate	$25,465	28.61%

The components of net deferred tax asset are as follows:

	December 31,
	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$14,905	$19,699
Other real estate owned	232	737
Nonqualified equity awards	927	1,234
Nonaccrual interest	178	501
State tax credits	5,688	3,475
Investments	1,296	2,173
Deferred loan fees	866	707
Reserve for unfunded commitments	125	190
Accrued bonus	1,521	1,817
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in acquisition	175	448
Acquired net operating losses	-	27
Net unrealized loss on securities available for sale	65	331
Other deferred tax assets	431	122
Total deferred tax assets	26,409	31,461

Deferred tax liabilities:
REIT dividend	9,706	-
Depreciation	3,240	3,606
Prepaid expenses	164	198
Acquired intangible assets	277	525
Total deferred tax liabilities	13,387	4,329
Net deferred tax assets	$13,022	$27,132

The Company believes its net deferred tax asset is recoverable as of December 31, 2017 based on the expectation of future taxable income and other relevant considerations.

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  On December 22, 2017, the President of the United States signed the “Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (referred to as the “Tax Cuts and Jobs Act” or the Act).  The Act provides for a reduction in the corporate tax rate from a maximum tax rate of 35% to a flat tax rate of 21% effective for tax years beginning after December 31, 2017.  As a result, the Company revalued its deferred tax assets and liabilities as of December 31, 2017, and recorded the effect of this change as a component of tax expense.  The tax expense recorded related to the change in the enacted federal tax rate as of December 31, 2017 is $3,108,000. Notwithstanding the foregoing, management is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2014 through 2017. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $116,000 and $94,000 as of December 31, 2017 and 2016, respectively. Unrecognized income tax benefits as of December 31, 2017 and December 31, 2016, that, if recognized, would impact the effective income tax rate totaled $1,779,000 and $1,375,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2017, 2016 and 2015 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2017	2016	2015
	(In Thousands)
Balance, beginning of year	$1,375	$1,173	$804
Increases related to prior year tax positions	365	364	369
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Enacted tax rate change	315	-	-
Lapse of statute	(276)	(162)	-
Balance, end of year	$1,779	$1,375	$1,173

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

	2017	2016	2015
	(In Thousands)
Commitments to extend credit	$1,945,171	$1,667,015	$1,409,425
Credit card arrangements	128,149	100,678	62,462
Standby letters of credit and financial guarantees	41,654	40,991	38,224
Total	$2,114,974	$1,808,684	$1,510,111

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

	Year Ended December 31,
	2017	2016	2015
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	52,887,359	52,450,896	51,426,466
Net income available to common stockholders	$93,030	$81,432	$63,260
Basic earnings per common share	$1.76	1.55	$1.23

Weighted average common shares outstanding	52,887,359	52,450,896	51,426,466
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,236,598	1,157,476	1,458,642
Weighted average common and dilutive potential common shares outstanding	54,123,957	53,608,372	52,885,108
Net income available to common stockholders	$93,030	$81,432	$63,260
Diluted earnings per common share	$1.72	$1.52	$1.20

NOTE 22. RELATED PARTY TRANSACTIONS

As more fully described in Note 4, the Company had outstanding loan balances to related parties as of December 31, 2017 and 2016 in the amount of $8.4 million and $10.8 million, respectively. Related party deposits totaled $7.0 million and $7.9 million at December 31, 2017 and 2016, respectively.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $13,253,000 and $7,424,000 during the years ended December 31, 2017 and 2016, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $227,000 and $585,000 was recognized during the years ended December 31, 2017 and 2016, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were no residential real estate loan foreclosures classified as OREO as of December 31, 2017, compared to $189,000 as of December 31, 2016.

No residential real estate loans were in the process of being foreclosed as of December 31, 2017.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$55,356	$-	$55,356
Mortgage-backed securities	-	276,498	-	276,498
State and municipal securities	-	134,849	-	134,849
Corporate debt	-	64,877	6,500	71,377
Total assets at fair value	$-	$531,580	$6,500	$538,080

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$46,254	$-	$46,254
Mortgage-backed securities	-	227,190	-	227,190
State and municipal securities	-	139,930	-	139,930
Corporate debt	-	9,001	-	9,001
Total assets at fair value	$-	$422,375	$-	$422,375

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	-	$34,901	$34,901
Other real estate owned and repossessed assets	-	-	6,701	6,701
Total assets at fair value	-	-	$41,602	$41,602

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$37,437	$37,437
Other real estate owned	-	-	4,988	4,988
Total assets at fair value	$-	$-	$42,425	$42,425

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

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and December 31, 2016 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$238,062	$238,062	$623,562	$623,562

Level 2 Inputs:
Debt securities available for sale	$531,580	$531,580	$422,375	$422,375
Debt securities held to maturity	-	-	25,052	25,431
Equity securities	1,034	1,034	1,024	1,024
Federal funds sold	239,524	239,524	160,435	160,435
Mortgage loans held for sale	4,459	4,459	4,675	4,736
Bank owned life insurance contracts	127,519	127,519	114,388	114,388

Level 3 Inputs:
Debt securities available for sale	$6,500	$6,500	$-	$-
Debt securities held to maturity	250	250	37,512	37,871
Loans, net	5,791,855	5,747,342	4,859,877	4,872,689

Financial Liabilities:
Level 2 Inputs:
Deposits	$6,091,674	$6,086,085	$5,420,311	$5,417,320
Federal funds purchased	301,797	301,797	355,944	355,944
Other borrowings	64,832	65,921	55,262	54,203

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2017 and 2016 and the condensed statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015.

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$9,891	$6,060
Investment in subsidiary	665,192	574,261
Other assets	368	375
Total assets	$675,451	$580,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,632	$54,663
Other liabilities	3,717	3,521
Total liabilities	68,349	58,184
Stockholders' equity:
Preferred stock, Series A Senior Non-Cumulative Perpetual, par value $0.001 (liquidation preference $1,000), net of discount; no shares authorized, issued and outstanding at December 31, 2017, and December 31, 2016	-	-
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 52,992,586 shares issued and outstanding at December 31, 2017 and 52,636,896 shares issued and outstanding at December 31, 2016	53	53
Additional paid-in capital	217,693	215,932
Retained earnings	389,554	307,151
Accumulated other comprehensive (loss) income	(198)	(624)
Total stockholders' equity	607,102	522,512
Total liabilities and stockholders' equity	$675,451	$580,696

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In Thousands)

	2017	2016	2015
Income:
Dividends received from subsidiary	$6,500	$2,500	$20,000
Other income	2	2	1
Total income	6,502	2,502	20,001
Expense:
Other expenses	2,260	2,208	1,603
Total expenses	2,260	2,208	1,603
Equity in undistributed earnings of subsidiary	88,788	81,138	45,095
Net income	93,030	81,432	63,493
Dividends on preferred stock	-	-	233
Net income available to common stockholders	$93,030	$81,432	$63,260

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In Thousands)

	2017	2016	2015
Operating activities
Net income	$93,030	$81,432	$63,493
Adjustments to reconcile net income to net cash used in operating activities:
Other	(314)	1,442	(271)
Equity in undistributed earnings of subsidiary	(88,788)	(81,138)	(45,095)
Net cash provided by operating activities	3,928	1,736	18,127
Investing activities
Investment in subsidiary	-	(36,000)	-
Net cash paid in acquisition	-	-	(20,926)
Other	-	-	736
Net cash used in investing activities	-	(36,000)	(20,190)
Financing activities
Proceeds from issuance of subordinated notes	29,943	-	34,750
Redemption of subordinated notes	(20,000)	-	-
Redemption of preferred stock	-	-	(40,000)
Dividends paid on common stock	(10,040)	(7,858)	(5,883)
Dividends paid on preferred stock	-	-	(233)
Net cash provided by financing activities	(97)	(7,858)	(11,366)
Increase (decrease) in cash and cash equivalents	3,831	(42,122)	(13,429)
Cash and cash equivalents at beginning of year	6,060	48,182	61,611
Cash and cash equivalents at end of year	$9,891	$6,060	$48,182

NOTE 25. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2017, and events which occurred subsequent to December 31, 2017 but were not recognized in the consolidated financial statements.

NOTE 26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2017 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$59,517	$63,538	$67,641	$72,060
Interest expense	7,465	7,971	9,245	10,652
Net interest income	52,052	55,567	58,396	61,408
Provision for loan losses	4,986	4,381	4,803	9,055
Net income available to common stockholders	22,519	24,133	25,259	21,119
Net income per common share, basic	$0.42	$0.46	$0.48	$0.40
Net income per common share, diluted	$0.41	$0.45	$0.47	$0.39

	2016 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$49,961	$52,050	$54,691	$56,200
Interest expense	5,782	6,159	6,773	7,091
Net interest income	44,179	45,891	47,918	49,109
Provision for loan losses	2,059	3,800	3,464	4,075
Net income available to common stockholders	19,956	18,853	20,909	21,714
Net income per common share, basic	$0.38	$0.36	$0.40	$0.41
Net income per common share, diluted	$0.37	$0.36	$0.39	$0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2017.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(b)  The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed June 24, 2016).

3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed on June 28, 2016).

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).

10.1	2005 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

10.2	Amended and Restated Change in Control Agreement with William M. Foshee dated March 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 7, 2014).

10.3	Amended and Restated Change in Control Agreement with Clarence C. Pouncey III dated March 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on March 7, 2014).

10.4	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

10.5	Employment Agreement of G. Carlton Barker dated February 1, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

10.6	2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2014).

10.7	Note Purchase Agreement, dated July 15, 2015 between the Company and the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2015).

10.8	Note Purchase Agreement, dated November 8, 2017, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2017).

10.9	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.10	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.11	Form of Nonqualified Stock Option Award pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.12	Form of Restricted Stock Award Agreement pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed June 17, 2014).

10.13	Loan Agreement, dated as of September 1, 2016, by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.14	Revolving Promissory Note dated as of September 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.15	Pledge and Security Agreement dated as of September 1, 2016 by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

11	Statement Regarding Computation of Earnings Per Share is included herein at Note 21 to the Consolidated Financial Statements in Item 8.

14	Code of Ethics for Principal Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed on March 10, 2009).

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas A. Broughton, III	President, Chief Executive	February 28, 2018
Thomas A. Broughton, III	Officer and Director (Principal
Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 28, 2018
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board	February 28, 2018
Stanley M. Brock

*	Director	February 28, 2018
Michael D. Fuller

*	Director	February 28, 2018
James J. Filler

*	Director	February 28, 2018
Joseph R. Cashio

*	Director	February 28, 2018
Hatton C. V. Smith

_________________

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee

William M. Foshee

Attorney-in-Fact

February 28, 2018

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

