Form 10-Q
period 2018-03-31
ServisFirst Bancshares, Inc.
filed 2018-05-01
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

None

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐     Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 27, 2018
Common stock, $.001 par value	53,147,169

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$64,912	$86,213
Interest-bearing balances due from depository institutions	53,311	151,849
Federal funds sold	197,882	239,524
Cash and cash equivalents	316,105	477,586
Available for sale debt securities, at fair value	560,635	538,080
Held to maturity debt securities (fair value of $250 at March 31, 2018 and December 31, 2017)	250	250
Equity securities	1,026	1,034
Mortgage loans held for sale	4,522	4,459
Loans	5,928,327	5,851,261
Less allowance for loan losses	(62,050)	(59,406)
Loans, net	5,866,277	5,791,855
Premises and equipment, net	58,624	58,900
Accrued interest and dividends receivable	20,261	20,661
Deferred tax assets, net	11,468	13,022
Other real estate owned and repossessed assets	5,748	6,701
Bank owned life insurance contracts	128,296	127,519
Goodwill and other identifiable intangible assets	14,652	14,719
Other assets	23,871	27,598
Total assets	$7,011,735	$7,082,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,407,592	$1,440,326
Interest-bearing	4,569,795	4,651,348
Total deposits	5,977,387	6,091,674
Federal funds purchased	326,399	301,797
Other borrowings	64,739	64,832
Accrued interest payable	7,823	4,971
Other liabilities	6,090	11,506
Total liabilities	6,382,438	6,474,780
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,147,169 shares issued and outstanding at March 31, 2018, and 52,992,586 shares issued and outstanding at December 31, 2017	53	53
Additional paid-in capital	217,536	217,693
Retained earnings	416,311	389,554
Accumulated other comprehensive loss	(5,105)	(198)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	628,795	607,102
Noncontrolling interest	502	502
Total stockholders' equity	629,297	607,604
Total liabilities and stockholders' equity	$7,011,735	7,082,384

(1)	derived from audited financial statements

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$69,674	$55,556
Taxable securities	2,745	2,087
Nontaxable securities	656	765
Federal funds sold	551	519
Other interest and dividends	383	590
Total interest income	74,009	59,517
Interest expense:
Deposits	9,621	5,982
Borrowed funds	1,952	1,483
Total interest expense	11,573	7,465
Net interest income	62,436	52,052
Provision for loan losses	4,139	4,986
Net interest income after provision for loan losses	58,297	47,066
Noninterest income:
Service charges on deposit accounts	1,585	1,354
Mortgage banking	518	899
Credit card income	1,578	1,179
Securities gains	4	-
Increase in cash surrender value life insurance	777	724
Other operating income	407	390
Total noninterest income	4,869	4,546
Non-interest expenses:
Salaries and employee benefits	13,296	11,713
Equipment and occupancy expense	1,954	2,250
Professional services	805	771
FDIC and other regulatory assessments	1,133	997
Other real estate owned expense	316	76
Other operating expenses	6,008	5,460
Total non-interest expenses	23,512	21,267
Income before income taxes	39,654	30,345
Provision for income taxes	7,051	7,826
Net income	32,603	22,519
Dividends on preferred stock	-	-
Net income available to common stockholders	$32,603	$22,519

Basic earnings per common share	$0.61	$0.43

Diluted earnings per common share	$0.60	$0.42

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$32,603	$22,519
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of (benefit) tax of $(1,340) and $534 for 2018 and 2017, respectively	(4,910)	993
Reclassification adjustment for gains on sale of securities, net of tax of $1 for 2018	3	-
Other comprehensive (loss) income, net of tax	(4,907)	993
Comprehensive income	$27,696	$23,512

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2016	$-	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends declared, $0.05 per share	-	-	-	(2,641)	-	-	(2,641)
Issue 175,500 shares of common stock upon exercise of stock options	-	-	926	-	-	-	926
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	337	-	-	-	337
Other comprehensive income, net of tax	-	-	-	-	993	-	993
Net income	-	-	-	22,519	-	-	22,519
Balance, March 31, 2017	$-	$53	$217,195	$327,029	$369	$502	$545,148

Balance, December 31, 2017	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends declared, $0.11 per share	-	-	-	(5,846)	-	-	(5,846)
Issue 173,836 shares of common stock upon exercise of stock options	-	-	852	-	-	-	852
30,003 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,247)	-	-	-	(1,247)
Stock-based compensation expense	-	-	238	-	-	-	238
Other comprehensive income, net of tax	-	-	-	-	(4,907)	-	(4,907)
Net income	-	-	-	32,603	-	-	32,603
Balance, March 31, 2018	$-	$53	$217,536	$416,311	$(5,105)	$502	$629,297

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$32,603	$22,519
Adjustments to reconcile net income to net cash provided by
Deferred tax expense (benefit)	1,554	(369)
Provision for loan losses	4,139	4,986
Depreciation	832	752
Accretion on acquired loans	(72)	(143)
Amortization of core deposit intangible	67	72
Net amortization of debt securities available for sale	623	1,001
Decrease (increase) in accrued interest and dividends receivable	400	(250)
Stock-based compensation expense	238	337
Increase (decrease) in accrued interest payable	2,852	(187)
Proceeds from sale of mortgage loans held for sale	24,720	32,501
Originations of mortgage loans held for sale	(24,265)	(33,526)
Gain on sale of debt securities available for sale	(4)	-
Gain on sale of mortgage loans held for sale	(518)	(899)
Net gain on sale of other real estate owned and repossessed assets	-	(36)
Write down of other real estate owned and repossessed assets	254	-
Operating losses (income) of tax credit partnerships	29	(22)
Increase in cash surrender value of life insurance contracts	(777)	(724)
Net change in other assets, liabilities, and other operating activities	(3,790)	3,202
Net cash provided by operating activities	38,885	29,214
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(54,666)	(53,885)
Proceeds from maturities, calls and paydowns of securities available for sale	20,376	23,357
Proceeds from sale of debt securities available for sale	5,100	-
Purchase of securities held to maturity	-	(9,786)
Proceeds from maturities, calls and paydowns of securities held to maturity	-	293
Purchase of equity securities	-	(10)
Increase in loans	(78,664)	(243,562)
Purchase of premises and equipment	(556)	(6,844)
Proceeds from sale of other real estate owned and repossessed assets	874	426
Net cash used in investing activities	(107,536)	(290,011)
FINANCING ACTIVITIES
Net (decrease) increase in non-interest-bearing deposits	(32,734)	10,835
Net decrease in interest-bearing deposits	(81,553)	(69,614)
Net increase in federal funds purchased	24,602	2,297
Repayment of Federal Home Loan Bank advances	(100)	(100)
Proceeds from sale of preferred stock, net	-	125
Proceeds from exercise of stock options	852	926
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,247)	-
Dividends paid on common stock	(2,650)	(2,105)
Net cash used in financing activities	(92,830)	(57,636)
Net decrease in cash and cash equivalents	(161,481)	(318,433)
Cash and cash equivalents at beginning of period	477,586	783,997
Cash and cash equivalents at end of period	$316,105	$465,564
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$8,721	$7,652
Income taxes	2,902	652
Income tax refund	-	(181)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$175	$553
Internally financed sales of other real estate owned	-	49
Dividends declared	5,846	2,641

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2017.

All reported amounts are in thousands except share and per share data.

Revenue Recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), provides guidance for reporting revenue from the entity’s contracts to provide goods or services to customers. The guidance requires recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are excluded from the scope of ASC 606, including revenue generated from financial instruments, such as securities and loans. Revenue-generating transactions that are within the scope of ASC 606, classified within non-interest income, are described as follows:

•	Deposit account service charges – represent service fees for monthly activity and maintenance on customer accounts. Attributes can be transaction-based, item-based or time-based. Revenue is recognized when our performance obligation is completed which is generally monthly for maintenance services or when a transaction is processed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
•	Credit card rewards program membership fees – represent memberships in our credit card rewards program and are paid annually by our cardholders at the time they open an account and on each anniversary. Revenue is recognized ratably over the membership period.

Other non-interest income primarily includes income on bank owned life insurance contracts, letter of credit fees and gains on sale of loans held for sale, none of which are within the scope of ASC 606.

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

	Three Months Ended March 31,
	2018	2017
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,082,322	52,745,335
Net income available to common stockholders	$32,603	$22,519
Basic earnings per common share	$0.61	$0.43

Weighted average common shares outstanding	53,082,322	52,745,335
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,101,078	1,388,387
Weighted average common and dilutive potential common shares outstanding	54,183,400	54,133,722
Net income available to common stockholders	$32,603	$22,519
Diluted earnings per common share	$0.60	$0.42

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2018 and December 31, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2018	(In Thousands)
Available for sale debt securities
U.S. Treasury and government sponsored agencies	$58,025	$5	$(777)	$57,252
Mortgage-backed securities	294,582	609	(6,874)	288,318
State and municipal securities	123,123	522	(856)	122,789
Corporate debt	91,409	1,376	(509)	92,276
Total	$567,139	$2,512	$(9,016)	$560,635
Held to maturity debt securities
State and municipal securities	$250	$-	$-	$250
Total	$250	$-	$-	$250

December 31, 2017
Available for sale debt securities
U.S. Treasury and government sponsored agencies	$55,567	$38	$(249)	$55,356
Mortgage-backed securities	278,177	1,006	(2,685)	276,498
State and municipal securities	134,641	761	(553)	134,849
Corporate debt	69,996	1,416	(35)	71,377
Total	$538,381	$3,221	$(3,522)	$538,080
Held to maturity debt securities
State and municipal securities	$250	$-	$-	$250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of March 31, 2018 and December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale debt securities
Due within one year	$45,864	$45,909	$22,122	$22,172
Due from one to five years	194,445	193,930	160,773	160,563
Due from five to ten years	29,371	29,472	73,362	74,684
Due after ten years	2,877	3,006	3,947	4,163
Mortgage-backed securities	294,582	288,318	278,177	276,498
	$567,139	$560,635	$538,381	$538,080

Held to maturity debt securities
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2018 and December 31, 2017, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2018, 73 of the Company’s 797 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2018:
U.S. Treasury and government sponsored agencies	$(635)	$54,191	$(142)	$2,881	$(777)	$57,072
Mortgage-backed securities	(4,046)	200,071	(2,828)	71,042	(6,874)	271,113
State and municipal securities	(716)	64,676	(140)	6,642	(856)	71,318
Corporate debt	(509)	26,389	-	-	(509)	26,389
Total	$(5,906)	$345,327	$(3,110)	$80,565	$(9,016)	$425,892

December 31, 2017:
U.S. Treasury and government sponsored agencies	$(151)	$33,401	$(98)	$2,926	$(249)	$36,327
Mortgage-backed securities	(986)	140,432	(1,699)	75,903	(2,685)	216,335
State and municipal securities	(450)	66,637	(103)	6,648	(553)	73,285
Corporate debt	(35)	6,955	-	-	(35)	6,955
Total	$(1,622)	$247,425	$(1,900)	$85,477	$(3,522)	$332,902

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,329,904	$2,279,366
Real estate - construction	506,050	580,874
Real estate - mortgage:
Owner-occupied commercial	1,349,679	1,328,666
1-4 family mortgage	581,498	603,063
Other mortgage	1,099,482	997,079
Subtotal: Real estate - mortgage	3,030,659	2,928,808
Consumer	61,714	62,213
Total Loans	5,928,327	5,851,261
Less: Allowance for loan losses	(62,050)	(59,406)
Net Loans	$5,866,277	$5,791,855

Commercial, financial and agricultural	39.30%	38.96%
Real estate - construction	8.54%	9.93%
Real estate - mortgage:
Owner-occupied commercial	22.77%	22.71%
1-4 family mortgage	9.81%	10.30%
Other mortgage	18.54%	17.04%
Subtotal: Real estate - mortgage	51.12%	50.05%
Consumer	1.04%	1.06%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor(s) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2018 and December 31, 2017 were as follows:

		Special
March 31, 2018	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,272,468	$32,900	$24,536	$-	$2,329,904
Real estate - construction	497,846	6,623	1,581	-	506,050
Real estate - mortgage:
Owner-occupied commercial	1,338,307	7,401	3,971	-	1,349,679
1-4 family mortgage	576,792	1,599	3,107	-	581,498
Other mortgage	1,078,797	13,732	6,953	-	1,099,482
Total real estate - mortgage	2,993,896	22,732	14,031	-	3,030,659
Consumer	61,623	4	87	-	61,714
Total	$5,825,833	$62,259	$40,235	$-	$5,928,327

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,225,084	$27,835	$26,447	$-	$2,279,366
Real estate - construction	572,657	6,691	1,526	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,317,113	7,333	4,220	-	1,328,666
1-4 family mortgage	598,222	1,599	3,242	-	603,063
Other mortgage	976,348	18,122	2,609	-	997,079
Total real estate - mortgage	2,891,683	27,054	10,071	-	2,928,808
Consumer	62,083	42	88	-	62,213
Total	$5,751,507	$61,622	$38,132	$-	$5,851,261

Loans by performance status as of March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,320,887	$9,017	$2,329,904
Real estate - construction	506,050	-	506,050
Real estate - mortgage:
Owner-occupied commercial	1,349,373	306	1,349,679
1-4 family mortgage	580,953	545	581,498
Other mortgage	1,099,482	-	1,099,482
Total real estate - mortgage	3,029,808	851	3,030,659
Consumer	61,633	81	61,714
Total	$5,918,378	$9,949	$5,928,327

December 31, 2017	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,269,642	$9,724	$2,279,366
Real estate - construction	580,874	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,328,110	556	1,328,666
1-4 family mortgage	602,604	459	603,063
Other mortgage	997,079	-	997,079
Total real estate - mortgage	2,927,793	1,015	2,928,808
Consumer	62,127	86	62,213
Total	$5,840,436	$10,825	$5,851,261

Loans by past due status as of March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$309	$10,495	$418	$11,222	$8,599	$2,310,083	$2,329,904
Real estate - construction	-	7,619	-	7,619	-	498,431	506,050
Real estate - mortgage:
Owner-occupied commercial	115	3,664	-	3,779	306	1,345,594	1,349,679
1-4 family mortgage	564	1,365	217	2,146	328	579,024	581,498
Other mortgage	381	14,827	-	15,208	-	1,084,274	1,099,482
Total real estate - mortgage	1,060	19,856	217	21,133	634	3,008,892	3,030,659
Consumer	19	24	43	86	38	61,590	61,714
Total	$1,388	$37,994	$678	$40,060	$9,271	$5,878,996	$5,928,327

December 31, 2017	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,410	$5,702	$12	$7,124	$9,712	$2,262,530	$2,279,366
Real estate - construction	56	997	-	1,053	-	579,821	580,874
Real estate - mortgage:
Owner-occupied commercial	-	3,664	-	3,664	556	1,324,446	1,328,666
1-4 family mortgage	430	850	-	1,280	459	601,324	603,063
Other mortgage	5,116	-	-	5,116	-	991,963	997,079
Total real estate - mortgage	5,546	4,514	-	10,060	1,015	2,917,733	2,928,808
Consumer	131	23	48	202	38	61,973	62,213
Total	$7,143	$11,236	$60	$18,439	$10,765	$5,822,057	$5,851,261

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

Impaired Loans. Loans are considered impaired, when based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent. Fair value estimates for specifically impaired collateral-dependent loans are derived from appraised values based on the current market value or “as is” value of the property, normally from recently received and reviewed appraisals. Appraisals are obtained from certified and licensed appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by our credit administration department, and values are adjusted downward to reflect anticipated disposition costs. Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated for each impaired loan. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three months ended March 31, 2018 and March 31, 2017. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(1,088)	-	(381)	(88)	(1,557)
Recoveries	4	7	42	9	62
Provision	3,991	(858)	923	83	4,139
Balance at March 31, 2018	$35,787	$4,138	$21,606	$519	$62,050

	Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(2,855)	-	(266)	(75)	(3,196)
Recoveries	190	16	2	1	209
Provision	2,500	(316)	2,722	80	4,986
Balance at March 31, 2017	$28,707	$4,825	$19,962	$398	$53,892

	As of March 31, 2018
Allowance for loan losses:
Individually Evaluated for Impairment	$5,877	$120	$432	$49	$6,478
Collectively Evaluated for Impairment	29,910	4,018	21,174	470	55,572

Loans:
Ending Balance	$2,329,904	$506,050	$3,030,659	$61,714	$5,928,327
Individually Evaluated for Impairment	24,536	1,625	16,328	87	42,576
Collectively Evaluated for Impairment	2,305,368	504,425	3,014,331	61,627	5,885,751

	As of December 31, 2017
Allowance for loan losses:
Individually Evaluated for Impairment	$4,276	$120	$1,163	$50	$5,609
Collectively Evaluated for Impairment	28,604	4,869	19,859	465	53,797

Loans:
Ending Balance	$2,279,366	$580,874	$2,928,808	$62,213	$5,851,261
Individually Evaluated for Impairment	26,447	1,571	12,404	88	40,510
Collectively Evaluated for Impairment	2,252,919	579,303	2,916,404	62,125	5,810,751

The following table presents details of the Company’s impaired loans as of March 31, 2018 and December 31, 2017, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2018
				For the three months
				ended March 31, 2018
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,176	$6,953	$-	$6,165	$71
Real estate - construction	628	631	-	632	8
Real estate - mortgage:
Owner-occupied commercial	2,604	2,771	-	2,789	38
1-4 family mortgage	2,258	2,258	-	2,256	25
Other mortgage	5,090	5,090	-	5,114	63
Total real estate - mortgage	9,952	10,119	-	10,159	126
Consumer	38	38	-	39	1
Total with no allowance recorded	16,794	17,741	-	16,995	206

With an allowance recorded:
Commercial, financial and agricultural	18,360	25,182	5,877	19,809	147
Real estate - construction	997	997	120	997	14
Real estate - mortgage:
Owner-occupied commercial	3,664	3,664	-	3,664	50
1-4 family mortgage	850	850	151	850	12
Other mortgage	1,862	1,862	281	1,862	20
Total real estate - mortgage	6,376	6,376	432	6,376	82
Consumer	49	49	49	50	1
Total with allowance recorded	25,782	32,604	6,478	27,232	244

Total Impaired Loans:
Commercial, financial and agricultural	24,536	32,135	5,877	25,974	218
Real estate - construction	1,625	1,628	120	1,629	22
Real estate - mortgage:
Owner-occupied commercial	6,268	6,435	-	6,453	88
1-4 family mortgage	3,108	3,108	151	3,106	37
Other mortgage	6,952	6,952	281	6,976	83
Total real estate - mortgage	16,328	16,495	432	16,535	208
Consumer	87	87	49	89	2
Total impaired loans	$42,576	$50,345	$6,478	$44,227	$450

	December 31, 2017
				For the twelve months
				ended December 31, 2017
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

Troubled Debt Restructurings (“TDR”) at March 31, 2018, December 31, 2017 and March 31, 2017 totaled $18.8 million, $20.6 million and $7.3 million, respectively. At March 31, 2018, the Company had a related allowance for loan losses of $5.1 million allocated to these TDRs, compared to $4.3 million at December 31, 2017 and $2.3 million at March 31, 2017. There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2018 and 2017.

No TDRs which were modified in the previous twelve months (i.e., the twelve months prior to default) defaulted during the three months ended March 31, 2018 or 2017. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2018, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $238,000 and $337,000 for the three months ended March 31, 2018 and 2017, respectively.

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

	2018	2017
Expected volatility	23.43%	29.00%
Expected dividends	1.07%	0.43%
Expected term (in years)	6	6
Risk-free rate	2.67%	2.08%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2018 and 2017 was $10.41 and $11.91, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2018:
Outstanding at January 1, 2018	1,666,834	$10.68	5.5	$51,377
Granted	10,250	41.21	9.9	(4)
Exercised	(173,836)	4.90	3.4	6,244
Forfeited	(1,000)	25.41	8.5	15
Outstanding at March 31, 2018	1,502,248	11.54	5.5	$43,978

Exercisable at March 31, 2018	672,600	$5.48	3.9	$23,770

Three Months Ended March 31, 2017:
Outstanding at January 1, 2017	2,026,334	$9.00	6.2	$57,636
Granted	51,500	38.10	9.8	(89)
Exercised	(175,500)	5.28	5.0	5,459
Forfeited	(27,000)	21.55	8.8	401
Outstanding at March 31, 2017	1,875,334	9.96	6.2	$49,540

Exercisable at March 31, 2017	928,236	$5.12	4.6	$29,013

As of March 31, 2018, there was $1,847,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.4 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2018, there was $841,000 of total unrecognized compensation cost related to non-vested restricted stock. As of March 31, 2018, non-vested restricted stock had a weighted average remaining time to vest of 1.6 years.

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2018 and December 31, 2017 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU require a reclassification from / to accumulated other comprehensive income and to / from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate.  Consequently, the amendments in this ASU eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017.  The amendments in this ASU are effective for all entities for fiscal year beginning after December 15, 2018 with early adoption allowed.  The Bank elected to early adopt this ASU as of December 31, 2017.  The effect of the adoption of this ASU was to decrease accumulated other comprehensive income by $43,000 with the offset to retained earnings as recorded in the statement of changes in stockholders' equity.  This represents the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and credit card fees, did not change significantly from current practice. See below for additional information related to revenue generated from contracts with customers.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU became effective for the Company on January 1, 2018. Accordingly, the calculation of fair value of the loan portfolio was refined to incorporate exit pricing, but had no material impact on our fair value disclosures. See Note 10 – Fair Value Measurement.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has contracted with a third-party provider to implement enhanced modeling techniques that incorporate the loss measurement requirements in these amendments as part of adopting the ASU.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $2,345,000 during the three months ended March 31, 2018, and $2,978,000 during the three months ended March 31, 2017.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $254,000 and $30,000 was recognized during the three months ended March 31, 2018 and 2017, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $175,000 foreclosed and classified as OREO as of March 31, 2018 compared to none as of December 31, 2017.

No residential real estate loans were in the process of being foreclosed as of March 31, 2018 and December 31, 2017.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$57,252	$-	$57,252
Mortgage-backed securities	-	288,318	-	288,318
State and municipal securities	-	122,789	-	122,789
Corporate debt	-	85,673	6,603	92,276
Total assets at fair value	$-	$554,032	$6,603	$560,635

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$-	$55,356	$-	$55,356
Mortgage-backed securities	-	276,498	-	276,498
State and municipal securities	-	134,849	-	134,849
Corporate debt	-	64,877	6,500	71,377
Total assets at fair value	$-	$531,580	$6,500	$538,080

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$36,098	$36,098
Other real estate owned and repossessed assets	-	-	5,748	5,748
Total assets at fair value	$-	$-	$41,846	$41,846

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$34,901	$34,901
Other real estate owned	-	-	6,701	6,701
Total assets at fair value	$-	$-	$41,602	$41,602

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

Equity securities: The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provision of the investments. Within equity securities, we hold and investment in a fund that qualifies us for Community Reinvestment Act credits. This investment is classified in Level 1 of the fair value hierarchy.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a nonrecurring basis.

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$118,223	$118,223	$238,062	$238,062

Level 2 inputs:
Available for sale debt securities	$554,032	$554,032	$531,580	$531,580
Equity securities	1,026	1,026	1,034	1,034
Federal funds sold	197,882	197,882	239,524	239,524
Mortgage loans held for sale	4,522	4,522	4,459	4,459
Bank owned life insurance contracts	128,296	128,296	127,519	127,519

Level 3 Inputs:
Available for sale debt securities	$6,603	$6,603	$6,500	$6,500
Held to maturity debt securities	250	250	250	250
Loans, net	5,830,178	5,769,403	5,756,954	5,712,441

Financial Liabilities:
Level 2 inputs:
Deposits	$5,977,387	$5,969,531	$6,091,674	$6,086,085
Federal funds purchased	326,399	326,399	301,797	301,797
Other borrowings	64,739	65,799	64,832	65,921

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2018, and events which occurred subsequent to March 31, 2018 but were not recognized in the financial statements. As of the date of this filing, there were no subsequent events that the Company believed require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2018 and December 31, 2017 and consolidated statements of income for the three months ended March 31, 2018 and March 31, 2017.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through 20 full-service banking offices located in Alabama, Tampa Bay, Florida, the panhandle of Florida, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, and Nashville, Tennessee. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of March 31, 2018, we had consolidated total assets of $7.01 billion, down $70.6 million, or 1.0%, from total assets of $7.08 billion at December 31, 2017. Total loans were $5.93 billion at March 31, 2018, up $77.0 million, or 1.3%, from $5.85 billion at December 31, 2017. Total deposits were $5.98 billion at March 31, 2018, down $114.3 million, or 1.9%, from $6.09 billion at December 31, 2017.

Net income available to common stockholders for the quarter ended March 31, 2018 was $32.6 million, up $10.1 million, or 44.9%, from $22.5 million for the quarter ended March 31, 2017. Basic and diluted earnings per common share were $0.61 and $0.60, respectively, for the three months ended March 31, 2018, compared to $0.43 and $0.42, respectively, for the corresponding period in 2017. An increase in net interest income of $10.4 million and a decrease in income tax expense of $775,000 for the comparative periods contributed to the increase in net income. Partially offsetting these were increases in salary expenses and other operating expenses. Changes in income and expenses are more fully explained in “Results of Operations” below.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Financial Condition

Cash and Cash Equivalents

At March 31, 2018, we had $197.9 million in federal funds sold, compared to $239.5 million at December 31, 2017. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2018, we had $51.8 million in balances at the Federal Reserve, compared to $150.3 million at December 31, 2017. Our decrease in federal funds sold and balances at the Federal Reserve were the result of loan growth and a decline in deposits during the first quarter of 2018.

Investment Securities

Debt securities available for sale totaled $560.6 million at March 31, 2018 and $538.1 million at December 31, 2017. Investment securities held to maturity totaled $0.3 million at March 31, 2018 and $0.3 million at December 31, 2017. We had pay downs of $12.0 million on mortgage-backed securities and calls and maturities of $9.6 million on municipal securities during the first three months of 2018. We bought $2.9 million of U.S. Treasury and government sponsored agency securities, $22.2 million of municipal securities and $29.2 million of mortgage-backed securities during the first three months of 2018.

The objective of our investment policy is to invest funds not otherwise needed to meet our loan demand to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we seek to balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any deposits of public funds, maintain compliance with regulatory investment requirements, and assist certain public entities with their financial needs. The investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous board of directors meeting, is reviewed by the board at each monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer term securities purchased to generate level income for us over periods of interest rate fluctuations.

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

All securities held are traded in liquid markets. As of March 31, 2018, we owned certain restricted securities of the Federal Home Loan Bank with an aggregate book value and market value of $30,000 and certain securities of First National Bankers Bank in which we invested $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Company does not invest in collateralized debt obligations (“CDOs”). We have purchased $92.3 million of bank holding company subordinated notes since 2016. All such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2018 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $266.8 million and $284.2 million as of March 31, 2018 and December 31, 2017, respectively.

Loans

We had total loans of $5.93 billion at March 31, 2018, up $0.08 billion, or 1.3%, compared to $5.85 billion at December 31, 2017. At March 31, 2018, the percentage of our total loans in each of our markets was as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	43.1%
Huntsville, AL MSA	9.5%
Dothan, AL MSA	9.1%
Montgomery, AL MSA	6.4%
Mobile, AL MSA	6.4%
Total Alabama MSAs	74.5%
Pensacola-Ferry Pass-Brent, FL MSA	6.3%
Tampa-St. Petersburg-Clearwater, FL MSA	2.6%
Total Florida MSAs	8.9%
Atlanta-Sandy Springs-Roswell, GA MSA	4.5%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	8.6%
Charleston-North Charleston, SC MSA	3.5%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2018.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage
		of loans in
		each
		category to
March 31, 2018	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$35,787	39.30%
Real estate - construction	4,138	8.54%
Real estate - mortgage	21,606	51.12%
Consumer	519	1.04%
Total	$62,050	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2017	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$32,880	38.96%
Real estate - construction	4,989	9.93%
Real estate - mortgage	21,022	50.05%
Consumer	515	1.06%
Total	$59,406	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $9.9 million at March 31, 2018 compared to $10.8 million at December 31, 2017. Of this total, nonaccrual loans of $9.3 million at March 31, 2018 represented a net decrease of $1.5 million from nonaccrual loans at December 31, 2017. Excluding credit card accounts, there were three loans 90 or more days past due and still accruing totaling $629,000 at March 31, 2018, compared to no loans 90 or more days past due and still accruing at December 31, 2017. Troubled Debt Restructurings (“TDR”) at March 31, 2018 and December 31, 2017 were $18.8 million and $20.6 million, respectively. There were no loans newly classified as a TDR or renewals of existing TDRs for the three months ended March 31, 2018 or 2017.

OREO and repossessed assets decreased to $5.7 million at March 31, 2018, from $6.7 million at December 31, 2017. The total number of OREO and repossessed asset accounts was 12 for both March 31, 2018 and December 31, 2017. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$6,701	$4,988
Transfers from loans and capitalized expenses	175	553
Proceeds from sales	(874)	(426)
Internally financed sales	-	(49)
Write-downs / net gain (loss) on sales	(254)	36
Balance at end of period	$5,748	$5,102

The following table summarizes our nonperforming assets and TDRs at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$8,599	15	$9,712	18
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	306	1	556	2
1-4 family mortgage	328	1	459	2
Other mortgage	-	-	-	-
Total real estate - mortgage	634	2	1,015	4
Consumer	38	1	38	1
Total Nonaccrual loans:	$9,271	18	$10,765	23

90+ days past due and accruing:
Commercial, financial and agricultural	$418	3	$12	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	217	1	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	217	1	-	-
Consumer	43	19	48	24
Total 90+ days past due and accruing:	$678	23	$60	27

Total Nonperforming Loans:	$9,949	41	$10,825	50

Plus: Other real estate owned and repossessions	5,748	12	6,701	12
Total Nonperforming Assets	$15,697	53	$17,526	62

Restructured accruing loans:
Commercial, financial and agricultural	$10,328	6	$11,438	6
Real estate - construction	997	1	997	1
Real estate - mortgage:
Owner-occupied commercial	3,664	2	3,664	2
1-4 family mortgage	849	1	850	1
Other mortgage	-	-	-	-
Total real estate - mortgage	4,513	3	4,514	3
Consumer	-	-	-	-
Total restructured accruing loans:	$15,838	10	$16,949	10
Total Nonperforming assets and
restructured accruing loans	$31,535	63	$34,475	72

Ratios:
Nonperforming loans to total loans	0.17%		0.19%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.26%		0.30%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.53%		0.59%

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

Impaired Loans and Allowance for Loan Losses

As of March 31, 2018, we had impaired loans of $42.6 million inclusive of nonaccrual loans, an increase of $2.1 million from $40.5 million as of December 31, 2017. We allocated $6.5 million of our allowance for loan losses at March 31, 2018 to these impaired loans, an increase of $0.9 million compared to $5.6 million as of December 31, 2017. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at each loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $42.6 million of impaired loans reported as of March 31, 2018, $24.6 million were commercial, financial and agricultural loans, $1.6 million were real estate – construction loans, $16.3 million were real estate - mortgage loans and $0.1 million were consumer loans.

Deposits

Total deposits decreased by $114.3 million to $5.98 billion at March 31, 2018 compared to $6.09 billion at December 31, 2017. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $326.4 million and $301.8 million at March 31, 2018 and December 31, 2017, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 1.60% for the quarter ended March 31, 2018. Other borrowings consist of the following:

•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually;
•	$30.0 million of 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually; and
•	$0.1 million of principal reducing advances from the Federal Home Loan Bank of Atlanta, which have an interest rate of 0.75% and require quarterly principal payments of $100,000 until maturity on May 22, 2018.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2018, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $674.1 million. Additionally, the Bank had borrowing availability of approximately $533.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we may need additional funding if we are able to maintain our current growth rate into the future. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings.”

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2018. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$5,404,267	$-	$-	$-	$-
Certificates of deposit (2)	573,120	348,958	142,438	81,674	50
Federal funds purchased	326,399	326,399	-	-	-
Subordinated notes payable	64,850	100	-	-	64,750
Operating lease commitments	16,818	3,113	5,899	4,633	3,173
Total	$6,385,454	$678,570	$148,337	$86,307	$67,973

(1)	Excludes interest.
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2018, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2018.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2018, December 31, 2017 and March 31, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$619,494	9.87%	$282,487	4.50%	N/A	N/A
ServisFirst Bank	683,126	10.88%	282,443	4.50%	$407,973	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	619,996	9.88%	376,650	6.00%	N/A	N/A
ServisFirst Bank	683,628	10.89%	376,591	6.00%	502,121	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	747,185	11.90%	502,200	8.00%	N/A	N/A
ServisFirst Bank	746,178	11.89%	502,121	8.00%	627,651	10.00%
Tier 1 Capital to Average Assets:
Consolidated	619,996	8.95%	277,205	4.00%	N/A	N/A
ServisFirst Bank	683,628	9.87%	277,192	4.00%	346,490	5.00%

As of December 31, 2017:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$593,111	9.51%	$280,553	4.50%	N/A	N/A
ServisFirst Bank	651,201	10.45%	280,523	4.50%	$405,199	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	593,613	9.52%	374,070	6.00%	N/A	N/A
ServisFirst Bank	651,703	10.45%	374,030	6.00%	498,707	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	718,151	11.52%	498,760	8.00%	N/A	N/A
ServisFirst Bank	711,609	11.42%	498,707	8.00%	623,384	10.00%
Tier 1 Capital to Average Assets:
Consolidated	593,613	8.51%	278,970	4.00%	N/A	N/A
ServisFirst Bank	651,703	9.35%	278,954	4.00%	348,693	5.00%

As of March 31, 2017:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$530,034	9.67%	$246,744	4.50%	N/A	N/A
ServisFirst Bank	582,483	10.63%	246,695	4.50%	$356,338	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	530,536	9.68%	328,992	6.00%	N/A	N/A
ServisFirst Bank	582,985	10.63%	328,927	6.00%	438,570	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	639,597	11.66%	438,656	8.00%	N/A	N/A
ServisFirst Bank	637,377	11.63%	438,570	8.00%	548,212	10.00%
Tier 1 Capital to Average Assets:
Consolidated	530,536	8.46%	250,867	4.00%	N/A	N/A
ServisFirst Bank	582,985	9.30%	250,848	4.00%	313,560	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of March 31, 2018, we had reserves of $0.5 million for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $368,000 as of March 31, 2018 and December 31, 2017 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at March 31, 2018 are as follows:

March 31, 2018
(In Thousands)
Commitments to extend credit	$1,960,905
Credit card arrangements	108,451
Standby letters of credit	47,339
$2,116,695

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2018 was $32.6 million compared to net income and net income available to common stockholders of $22.5 million for the three months ended March 31, 2017. The increase in net income was primarily attributable to a $10.4 million increase in net interest income as a result of growth in average earning assets, a $775,000 decrease in income tax expense resulting from lower corporate tax rates enacted by the Tax Cuts and Jobs Act in December 2017 and a $323,000 increase in non-interest income, offset by a $2.2 million increase in non-interest expense.

Basic and diluted net income per common share were $0.61 and $0.60, respectively, for the three months ended March 31, 2018, compared to $0.43 and $0.42, respectively, for the corresponding period in 2017. Return on average assets for the three months ended March 31, 2018 was 1.91% compared to 1.45% for the corresponding period in 2017, and return on average stockholders’ equity for the three months ended March 31, 2018 was 21.40% compared to 17.09% for the corresponding period in 2017.

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

Taxable-equivalent net interest income increased $10.1 million, or 19.2%, to $62.6 million for the three months ended March 31, 2018 compared to $52.5 million for the corresponding period in 2017. This increase was primarily attributable to a $630.0 million increase in average earning assets, or 10.4%, year over year. The taxable-equivalent yield on interest-earning assets increased from 4.03% to 4.51% year over year. The yield on loans for the three months ended March 31, 2018 was 4.80% compared to 4.51% for the corresponding period in 2017. The cost of total interest-bearing liabilities increased to 0.95% for the three months ended March 31, 2018 from 0.68% for the corresponding period in 2017. Net interest margin for the three months ended March 31, 2018 increased 28 basis points to 3.81% from 3.53% for the corresponding period in 2017.

The following table shows, for the three months ended March 31, 2018 and March 31, 2017, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)
Taxable	$5,847,443	$69,321	4.81%	$4,976,933	$55,282	4.50%
Tax-exempt (3)	36,357	364	4.06	27,322	318	4.72
Total loans, net of unearned income	5,883,800	69,685	4.80	5,004,255	55,600	4.51
Mortgage loans held for sale	3,698	41	4.50	5,637	57	4.10
Investment securities:
Taxable	435,747	2,745	2.52	368,349	2,087	2.27
Tax-exempt (3)	120,270	770	2.56	132,578	1,145	3.45
Total investment securities (4)	556,017	3,515	2.53	500,927	3,232	2.58
Federal funds sold	131,472	551	1.70	234,460	519	0.90
Equity securities	1,030	4	1.57	1,030	4	1.57
Interest-bearing balances with banks	96,012	379	1.60	295,648	586	0.80
Total interest-earning assets	$6,672,029	$74,175	4.51%	$6,041,957	$59,998	4.03%
Non-interest-earning assets:
Cash and due from banks	68,309			59,697
Net premises and equipment	59,709			44,739
Allowance for loan losses, accrued interest and other assets	140,558			138,289
Total assets	$6,940,605			$6,284,682

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$899,311	$1,143	0.52%	$789,273	$733	0.38%
Savings deposits	53,269	41	0.31	50,461	41	0.33
Money market accounts	3,027,176	6,711	0.90	2,694,225	3,876	0.58
Time deposits (5)	576,857	1,726	1.21	530,000	1,332	1.02
Total interest-bearing deposits	4,556,613	9,621	0.86	4,063,959	5,982	0.60
Federal funds purchased	297,051	1,171	1.60	359,747	766	0.86
Other borrowings	64,805	781	4.89	55,239	717	5.26
Total interest-bearing liabilities	$4,918,469	$11,573	0.95%	$4,478,945	$7,465	0.68%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,389,217			1,254,496
Other liabilities	15,007			16,809
Stockholders' equity	621,004			535,232
Unrealized losses on securities	(3,092)			(800)
Total liabilities and stockholders' equity	$6,940,605			$6,284,682
Net interest income		$62,602			$52,533
Net interest spread			3.56%			3.35%
Net interest margin			3.81%			3.53%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $749,000 and $775,000 are included in interest income in the first quarter of 2018 and 2017, respectively.
(2)	Accretion on acquired loan discounts of $72,000 and $143,000 are included in interest income in the first quarter of 2018 and 2017, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% for the first quarter of 2018 and 35% for the first quarter of 2017.
(4)	Unrealized losses of $3,963,000 and $1,232,000 are excluded from the yield calculation in the first quarter of 2018 and 2017, respectively.
(5)	Accretion on acquired CD premiums of $0 and $32,000 are included in interest in the first quarter of 2018 and 2017, respectively.

	For the Three Months Ended March 31,
	2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$10,139	$3,900	$14,039
Tax-exempt	94	(48)	46
Total loans, net of unearned income	10,233	3,852	14,085
Mortgages held for sale	(21)	5	(16)
Debt securities:
Taxable	409	249	658
Tax-exempt	(99)	(276)	(375)
Total debt securities	310	(27)	283
Federal funds sold	(295)	327	32
Equity securities	-	-	-
Interest-bearing balances with banks	(555)	348	(207)
Total interest-earning assets	9,672	4,505	14,177

Interest-bearing liabilities:
Interest-bearing demand deposits	112	298	410
Savings	2	(2)	-
Money market accounts	527	2,308	2,835
Time deposits	125	269	394
Total interest-bearing deposits	766	2,873	3,639
Federal funds purchased	(152)	557	405
Other borrowed funds	118	(54)	64
Total interest-bearing liabilities	732	3,376	4,108
Increase in net interest income	$8,940	$1,129	$10,069

Our growth in loans continues to drive favorable volume component change and overall change. We have also experienced favorable variance relating to the interest rate component because yields on loans have increased slightly more than rates paid on deposits. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin percentage. Growth in non-interest bearing deposits has also contributed to our growth in net interest income.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2018, total loans rated Special Mention, Substandard, and Doubtful were $102.4 million, or 1.7% of total loans, compared to $99.8 million, or 1.7% of total loans, at December 31, 2017. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.1 million for the three months ended March 31, 2018, a decrease of $0.9 million from $5.0 million for the three months ended March 31, 2017. Net credit charge-offs to quarter-to-date average loans were 0.10% for the first quarter of 2018, a 46 basis point decrease compared to 0.56% for the fourth quarter of 2017 and a 14 basis point decrease compared to 0.24% for the first quarter of 2017. Nonperforming loans decreased to $9.9 million, or 0.17% of total loans, at March 31, 2018 from $10.8 million, or 0.19% of total loans, at December 31, 2017, and were lower than $12.1 million, or 0.23% of total loans, at March 31, 2017. Impaired loans increased to $42.6 million, or 0.72% of total loans, at March 31, 2018, compared to $40.5 million, or 0.69% of total loans, at December 31, 2017. The allowance for loan losses totaled $62.1 million, or 1.05% of total loans, net of unearned income, at March 31, 2018, compared to $59.4 million, or 1.02% of loans, net of unearned income, at December 31, 2017.

Noninterest Income

Noninterest income totaled $4.9 million for the three months ended March 31, 2018, an increase of $323,000, or 7.1%, compared to the corresponding period in 2017. Service charges on deposit accounts increased $231,000 during the three months ended March 31, 2018, or 17.1%, from $1.4 million during the corresponding period in 2017, primarily the result of increased non-sufficient funds charges. Credit card income increased $399,000, or 33.8%, to $1.6 million during the three months ended March 31, 2018 compared to $1.2 million during the corresponding period in 2017. Spending on credit cards increased 38% for the same comparative period.

Noninterest Expense

Noninterest expense totaled $23.5 million for the three months ended March 31, 2018, an increase of $2.2 million, or 10.6%, compared to $21.3 million for the corresponding period in 2017.

Details of expenses are as follows:

•	Salary and benefit expense increased $1.6 million, or 13.7%, to $13.3 million for the three months ended March 31, 2018 from $11.7 million for the corresponding period in 2017. We had 437 total employees as of March 31, 2018 compared to 417 as of March 31, 2017, a 4.8% increase. There was also an increase in incentive compensation expense in the first quarter of 2018 compared to the 2017 same period.

•	Occupancy expense decreased $0.3 million, or 13.0%, to $2.0 million for the three months ended March 31, 2018 from $2.3 million for the corresponding period in 2017. A decrease in rental payments more than offset increased depreciation expense resulting from our fourth quarter 2017 move from our previous headquarters building, which was leased, to our new headquarters building, which is owned.

•	FDIC insurance assessments increased $0.1 million as a result of asset growth, which impacts our assessment base.

•	Expenses related to other real estate owned increased to $0.3 million for the three months ended March 31, 2018 from $0.1 million for the corresponding period in 2017. Write-downs in property values reflecting updated appraisals on three properties and construction of a water retention pond on another property contributed to this increase in OREO expenses.

•	Other operating expenses increased $0.5 million, or 9.1%, to $6.0 million for the three months ended March 31, 2018 from $5.5 million for the corresponding period in 2017. Disputed debit card transaction write-offs, increases in data processing costs and increases in bank service charges related to our correspondent banking activities contributed to the increase in other operating expenses, but were partially offset by lower state sales taxes paid. The decrease in state sales tax relates to payments to our contractors for the construction of our new headquarters building during 2017.

	Three Months Ended March 31,
	2018	2017	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$1,585	$1,354	$231	17.1%
Mortgage banking	518	899	(381)	(42.4)%
Credit card income	1,578	1,179	399	33.8%
Securities gains	4	-	4	NM
Increase in cash surrender value life insurance	777	724	53	7.3%
Other operating income	407	390	17	4.4%
Total noninterest income	$4,869	$4,546	$323	7.1%

Noninterest expenses:
Salaries and employee benefits	$13,296	$11,713	$1,583	13.5%
Equipment and occupancy expense	1,954	2,250	(296)	(13.2)%
Professional services	805	771	34	4.4%
FDIC and other regulatory assessments	1,133	997	136	13.6%
Other real estate owned expense	316	76	240	315.8%
Other operating expenses	6,008	5,460	548	10.0%
Total non-interest expenses	$23,512	$21,267	$2,245	10.6%

Income Tax Expense

Income tax expense was $7.1 million for the three months ended March 31, 2018 versus $7.8 million for the same period in 2017. Lower corporate income tax rates resulting from the passage of the Tax Cuts and Jobs Act in December 2017 has resulted in lower effective tax rates. Our effective tax rate for the three months ended March 31, 2018 was 17.8%, compared to 25.8% for the corresponding period in 2017. We recognized excess tax benefits as a credit to our income tax expense from the exercise of stock options and vesting of restricted stock of $1.5 million in the first quarter of 2018, compared to $2.1 million in the first quarter of 2017. Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2017, and there are no significant changes to our sensitivity to changes in interest rates since December 31, 2017 as disclosed in our Form 10-K.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2018. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

SERVISFIRST BANCSHARES, INC.

Date: May 1, 2018	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 1, 2018	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

