Form 10-Q
period 2018-06-30
ServisFirst Bancshares, Inc.
filed 2018-07-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 27, 2018
Common stock, $.001 par value	53,164,733

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$68,344	$86,213
Interest-bearing balances due from depository institutions	81,742	151,849
Federal funds sold	15,585	239,524
Cash and cash equivalents	165,671	477,586
Available for sale debt securities, at fair value	583,549	538,080
Held to maturity debt securities (fair value of $250 at June 30, 2018 and December 31, 2017)	250	250
Equity securities	993	1,034
Mortgage loans held for sale	4,605	4,459
Loans	6,129,649	5,851,261
Less allowance for loan losses	(64,239)	(59,406)
Loans, net	6,065,410	5,791,855
Premises and equipment, net	58,299	58,900
Accrued interest and dividends receivable	21,375	20,661
Deferred tax assets	11,661	13,022
Other real estate owned and repossessed assets	5,937	6,701
Bank owned life insurance contracts	129,082	127,519
Goodwill and other identifiable intangible assets	14,584	14,719
Other assets	23,146	27,598
Total assets	$7,084,562	$7,082,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,481,447	$1,440,326
Interest-bearing	4,604,235	4,651,348
Total deposits	6,085,682	6,091,674
Federal funds purchased	262,659	301,797
Other borrowings	64,648	64,832
Accrued interest payable	7,222	4,971
Other liabilities	9,237	11,506
Total liabilities	6,429,448	6,474,780
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,150,733 shares issued and outstanding at June 30, 2018, and 52,992,586 shares issued and outstanding at December 31, 2017	53	53
Additional paid-in capital	217,765	217,693
Retained earnings	443,972	389,554
Accumulated other comprehensive income	(7,178)	(198)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	654,612	607,102
Noncontrolling interest	502	502
Total stockholders' equity	655,114	607,604
Total liabilities and stockholders' equity	$7,084,562	$7,082,384

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$73,620	$59,912	$143,294	$115,468
Taxable securities	3,127	2,274	5,872	4,361
Nontaxable securities	623	752	1,279	1,517
Federal funds sold	694	287	1,245	806
Other interest and dividends	332	313	715	903
Total interest income	78,396	63,538	152,405	123,055
Interest expense:
Deposits	11,714	6,321	21,335	12,303
Borrowed funds	2,160	1,650	4,112	3,133
Total interest expense	13,874	7,971	25,447	15,436
Net interest income	64,522	55,567	126,958	107,619
Provision for loan losses	4,121	4,381	8,260	9,367
Net interest income after provision for loan losses	60,401	51,186	118,698	98,252
Noninterest income:
Service charges on deposit accounts	1,653	1,382	3,238	2,736
Mortgage banking	789	1,064	1,307	1,963
Credit card income	1,756	1,189	3,334	2,368
Securities gains	-	-	4	-
Increase in cash surrender value life insurance	786	785	1,563	1,509
Other operating income	475	385	882	775
Total noninterest income	5,459	4,805	10,328	9,351
Noninterest expenses:
Salaries and employee benefits	13,098	12,031	26,394	23,744
Equipment and occupancy expense	2,113	2,265	4,067	4,505
Professional services	924	808	1,729	1,579
FDIC and other regulatory assessments	1,159	1,081	2,292	2,078
OREO expense	160	56	476	132
Other operating expenses	6,556	5,634	12,564	11,104
Total noninterest expenses	24,010	21,875	47,522	43,142
Income before income taxes	41,850	34,116	81,504	64,461
Provision for income taxes	8,310	9,952	15,361	17,778
Net income	33,540	24,164	66,143	46,683
Preferred stock dividends	31	31	31	31
Net income available to common stockholders	$33,509	$24,133	$66,112	$46,652

Basic earnings per common share	$0.63	$0.46	$1.24	$0.88
Diluted earnings per common share	$0.62	$0.45	$1.22	$0.86

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$33,540	$24,164	$66,143	$46,683
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of (benefit) of $(553) and $(1,858) for the three and six months ended June 30, 2018, respectively, and tax of $201 and $736 for the three and six months ended June 30, 2017, respectively	(2,073)	374	(6,983)	1,367
Reclassification adjustment for gains on sale of securities, net of tax of $1 for the six months ended June 30, 2018	-	-	3	-
Other comprehensive (loss) income, net of tax	(2,073)	374	(6,980)	1,367
Comprehensive income	$31,467	$24,538	$59,163	$48,050

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Stockholders' Equity
Balance, December 31, 2016	$-	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends paid, $0.05 per share	-	-	-	(2,641)	-	-	(2,641)
Common dividends declared, $0.05 per share	-	-	-	(2,645)	-	-	(2,645)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 272,466 shares of common stock upon exercise of stock options	-	-	717	-	-	-	717
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	622	-	-	-	622
Other comprehensive income, net of tax	-	-	-	-	1,367	-	1,367
Net income	-	-	-	46,683	-	-	46,683
Balance, June 30, 2017	$-	$53	$217,271	$348,517	$743	$502	$567,086

Balance, December 31, 2017	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends paid, $0.11 per share	-	-	-	(5,846)	-	-	(5,846)
Common dividends declared, $0.11 per share	-	-	-	(5,848)	-	-	(5,848)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 145,297 shares of common stock upon exercise of stock options	-	-	860	-	-	-	860
30,539 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,270)	-	-	-	(1,270)
Stock-based compensation expense	-	-	482	-	-	-	482
Other comprehensive income, net of tax	-	-	-	-	(6,980)	-	(6,980)
Net income	-	-	-	66,143	-	-	66,143
Balance, June 30, 2018	$-	$53	$217,765	$443,972	$(7,178)	$502	$655,114

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$66,143	$46,683
Adjustments to reconcile net income to net cash provided by
Deferred tax expense	1,361	4
Provision for loan losses	8,260	9,367
Depreciation	1,679	1,501
Accretion on acquired loans	(125)	(267)
Amortization of core deposit intangible	135	141
Net amortization of debt securities available for sale	1,219	1,999
Increase in accrued interest and dividends receivable	(714)	(969)
Stock-based compensation expense	482	622
Increase (decrease) in accrued interest payable	2,251	(888)
Proceeds from sale of mortgage loans held for sale	55,342	71,518
Originations of mortgage loans held for sale	(54,181)	(70,553)
Gain on sale of debt securities available for sale	(4)	-
Gain on sale of mortgage loans held for sale	(1,307)	(1,963)
Net loss (gain) on sale of other real estate owned and repossessed assets	10	(53)
Write down of other real estate owned and repossessed assets	253	4
Operating losses of tax credit partnerships	70	7
Increase in cash surrender value of life insurance contracts	(1,563)	(1,509)
Net change in other assets, liabilities, and other operating activities	(2,238)	(9,379)
Net cash provided by operating activities	77,073	46,265
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(100,718)	(60,627)
Proceeds from maturities, calls and paydowns of debt securities available for sale	40,484	45,325
Proceeds from sale of debt securities available for sale	5,100	-
Purchase of debt securities held to maturity	-	(20,786)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	-	4,093
Purchase of equity securities	-	(10)
Proceeds from sale of equity securities	30	-
Increase in loans	(282,441)	(438,253)
Purchase of premises and equipment	(1,078)	(12,984)
Purchase of bank-owned life insurance contracts	-	(10,000)
Proceeds from sale of other real estate owned and repossessed assets	1,252	1,547
Net cash used in investing activities	(337,371)	(491,695)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	41,121	91,748
Net decrease in interest-bearing deposits	(47,113)	(117,249)
Net decrease in federal funds purchased	(39,138)	(55,718)
Repayment of Federal Home Loan Bank advances	(200)	(200)
Proceeds from sale of preferred stock, net	-	125
Proceeds from exercise of stock options	860	717
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,270)	-
Dividends paid on common stock	(5,846)	(2,641)
Dividends paid on preferred stock	(31)	(31)
Net cash used in financing activities	(51,617)	(83,249)
Net decrease in cash and cash equivalents	(311,915)	(528,679)
Cash and cash equivalents at beginning of period	477,586	783,997
Cash and cash equivalents at end of period	$165,671	$255,318
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$23,196	$16,324
Income taxes	9,465	22,363
Income tax refund	-	(182)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$751	$586
Internally financed sales of other real estate owned	-	185
Dividends declared	5,848	2,645

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,150,142	52,864,761	53,116,420	52,805,378
Net income available to common stockholders	$33,509	$24,133	$66,112	$46,652
Basic earnings per common share	$0.63	$0.46	$1.24	$0.88

Weighted average common shares outstanding	53,150,142	52,864,761	53,116,420	52,805,378
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,045,881	1,235,843	1,073,326	1,311,694
Weighted average common and dilutive potential common shares outstanding	54,196,023	54,100,604	54,189,746	54,117,072
Net income available to common stockholders	$33,509	$24,133	$66,112	$46,652
Diluted earnings per common share	$0.62	$0.45	$1.22	$0.86

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
June 30, 2018:	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$58,072	$4	$(965)	$57,111
Mortgage-backed securities	322,306	515	(8,390)	314,431
State and municipal securities	120,885	411	(765)	120,531
Corporate debt	91,412	730	(666)	91,476
Total	592,675	1,660	(10,786)	583,549
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$55,567	$38	$(249)	$55,356
Mortgage-backed securities	278,177	1,006	(2,685)	276,498
State and municipal securities	134,641	761	(553)	134,849
Corporate debt	69,996	1,416	(35)	71,377
Total	538,381	3,221	(3,522)	538,080
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of June 30, 2018 and December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$47,313	$47,336	$22,122	$22,172
Due from one to five years	202,998	201,448	160,773	160,563
Due from five to ten years	17,584	17,767	73,362	74,684
Due after ten years	2,474	2,567	3,947	4,163
Mortgage-backed securities	322,306	314,431	278,177	276,498
	$592,675	$583,549	$538,381	$538,080

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of June 30, 2018 and December 31, 2017, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2018, 80 of the Company’s 781 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2018
U.S. Treasury and government sponsored agencies	$(809)	$54,065	$(156)	$2,866	$(965)	$56,931
Mortgage-backed securities	(5,255)	228,217	(3,135)	67,375	(8,390)	295,592
State and municipal securities	(602)	66,356	(163)	7,872	(765)	74,228
Corporate debt	(666)	39,738	-	-	(666)	39,738
Total	$(7,332)	$388,376	$(3,454)	$78,113	$(10,786)	$466,489

December 31, 2017
U.S. Treasury and government sponsored agencies	$(151)	$33,401	$(98)	$2,926	$(249)	$36,327
Mortgage-backed securities	(986)	140,432	(1,699)	75,903	(2,685)	216,335
State and municipal securities	(450)	66,637	(103)	6,648	(553)	73,285
Corporate debt	(35)	6,955	-	-	(35)	6,955
Total	$(1,622)	$247,425	$(1,900)	$85,477	$(3,522)	$332,902

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,345,879	$2,279,366
Real estate - construction	522,788	580,874
Real estate - mortgage:
Owner-occupied commercial	1,383,882	1,328,666
1-4 family mortgage	584,133	603,063
Other mortgage	1,225,906	997,079
Subtotal: Real estate - mortgage	3,193,921	2,928,808
Consumer	67,061	62,213
Total Loans	6,129,649	5,851,261
Less: Allowance for loan losses	(64,239)	(59,406)
Net Loans	$6,065,410	$5,791,855

Commercial, financial and agricultural	38.27%	38.96%
Real estate - construction	8.53%	9.93%
Real estate - mortgage:
Owner-occupied commercial	22.58%	22.71%
1-4 family mortgage	9.53%	10.30%
Other mortgage	20.00%	17.04%
Subtotal: Real estate - mortgage	52.11%	50.05%
Consumer	1.09%	1.06%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2018 and December 31, 2017 were as follows:

		Special
June 30, 2018	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,289,789	$36,027	$20,063	$-	$2,345,879
Real estate - construction	515,543	5,664	1,581	-	522,788
Real estate - mortgage:
Owner-occupied commercial	1,369,814	10,042	4,026	-	1,383,882
1-4 family mortgage	579,288	1,350	3,495	-	584,133
Other mortgage	1,203,952	15,497	6,457	-	1,225,906
Total real estate mortgage	3,153,054	26,889	13,978	-	3,193,921
Consumer	67,009	3	49	-	67,061
Total	$6,025,395	$68,583	$35,671	$-	$6,129,649

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,225,084	$27,835	$26,447	$-	$2,279,366
Real estate - construction	572,657	6,691	1,526	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,317,113	7,333	4,220	-	1,328,666
1-4 family mortgage	598,222	1,599	3,242	-	603,063
Other mortgage	976,348	18,122	2,609	-	997,079
Total real estate mortgage	2,891,683	27,054	10,071	-	2,928,808
Consumer	62,083	42	88	-	62,213
Total	$5,751,507	$61,622	$38,132	$-	$5,851,261

Loans by performance status as of June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,338,563	$7,316	$2,345,879
Real estate - construction	522,788	-	522,788
Real estate - mortgage:
Owner-occupied commercial	1,383,210	672	1,383,882
1-4 family mortgage	583,130	1,003	584,133
Other mortgage	1,220,835	5,071	1,225,906
Total real estate mortgage	3,187,175	6,746	3,193,921
Consumer	67,020	41	67,061
Total	$6,115,546	$14,103	$6,129,649

December 31, 2017	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,269,642	$9,724	$2,279,366
Real estate - construction	580,874	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,328,110	556	1,328,666
1-4 family mortgage	602,604	459	603,063
Other mortgage	997,079	-	997,079
Total real estate mortgage	2,927,793	1,015	2,928,808
Consumer	62,127	86	62,213
Total	$5,840,436	$10,825	$5,851,261

Loans by past due status as of June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$7,259	$1,554	$431	$9,244	$6,885	$2,329,750	$2,345,879
Real estate - construction	2,097	3,182	-	5,279	-	517,509	522,788
Real estate - mortgage:
Owner-occupied commercial	3,365	591	250	4,206	422	1,379,254	1,383,882
1-4 family mortgage	919	263	288	1,470	715	581,948	584,133
Other mortgage	1,203	12,941	5,071	19,215	-	1,206,691	1,225,906
Total real estate - mortgage	5,487	13,795	5,609	24,891	1,137	3,167,893	3,193,921
Consumer	316	49	41	406	-	66,655	67,061
Total	$15,159	$18,580	$6,081	$39,820	$8,022	$6,081,807	$6,129,649

December 31, 2017		Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,410	$5,702	$12	$7,124	$9,712	$2,262,530	$2,279,366
Real estate - construction	56	997	-	1,053	-	579,821	580,874
Real estate - mortgage:
Owner-occupied commercial	-	3,664	-	3,664	556	1,324,446	1,328,666
1-4 family mortgage	430	850	-	1,280	459	601,324	603,063
Other mortgage	5,116	-	-	5,116	-	991,963	997,079
Total real estate - mortgage	5,546	4,514	-	10,060	1,015	2,917,733	2,928,808
Consumer	131	23	48	202	38	61,973	62,213
Total	$7,143	$11,236	$60	$18,439	$10,765	$5,822,057	$5,851,261

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and six months ended June 30, 2018 and June 30, 2017. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at March 31, 2018	$35,787	$4,138	$21,606	$519	$62,050
Charge-offs	(1,732)	-	(440)	(47)	(2,219)
Recoveries	173	97	2	15	287
Provision	1,950	(173)	2,270	74	4,121
Balance at June 30, 2018	$36,178	$4,062	$23,438	$561	$64,239

	Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at March 31, 2017	$28,707	$4,825	$19,962	$398	$53,892
Charge-offs	(3,067)	(40)	(106)	(33)	(3,246)
Recoveries	16	14	2	-	32
Provision	3,471	339	534	37	4,381
Balance at June 30, 2017	$29,127	$5,138	$20,392	$402	$55,059

	Six Months Ended June 30, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(2,820)	-	(821)	(135)	(3,776)
Recoveries	177	104	44	24	349
Provision	5,941	(1,031)	3,193	157	8,260
Balance at June 30, 2018	$36,178	$4,062	$23,438	$561	$64,239

	Six Months Ended June 30, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(5,922)	(40)	(372)	(108)	(6,442)
Recoveries	206	30	4	1	241
Provision	5,971	23	3,256	117	9,367
Balance at June 30, 2017	$29,127	$5,138	$20,392	$402	$55,059

	As of June 30, 2018
Allowance for loan losses:
Individually Evaluated for Impairment	$5,423	$120	$285	$49	$5,877
Collectively Evaluated for Impairment	30,755	3,942	23,153	512	58,362

Loans:
Ending Balance	$2,345,879	$522,788	$3,193,921	$67,061	$6,129,649
Individually Evaluated for Impairment	20,063	1,623	16,240	49	37,975
Collectively Evaluated for Impairment	2,325,816	521,165	3,177,681	67,012	6,091,674

	As of December 31, 2017
Allowance for loan losses:
Individually Evaluated for Impairment	$4,276	$120	$1,163	$50	$5,609
Collectively Evaluated for Impairment	28,604	4,869	19,859	465	53,797

Loans:
Ending Balance	$2,279,366	$580,874	$2,928,808	$62,213	$5,851,261
Individually Evaluated for Impairment	26,447	1,571	12,404	88	40,510
Collectively Evaluated for Impairment	2,252,919	579,303	2,916,404	62,125	5,810,751

The following table presents details of the Company’s impaired loans as of June 30, 2018 and December 31, 2017, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2018			2018		2018
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$4,842	$5,733	$-	$5,257	$53	$5,611	$113
Real estate - construction	626	629	-	629	8	630	16
Real estate - mortgage:
Owner-occupied commercial	2,512	2,679	-	2,836	42	2,910	86
1-4 family mortgage	2,258	2,258	-	2,255	23	2,255	48
Other mortgage	5,071	5,071	-	5,082	62	5,098	125
Total real estate - mortgage	9,841	10,008	-	10,173	127	10,263	259
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	15,309	16,370	-	16,059	188	16,504	388

With an allowance recorded:
Commercial, financial and agricultural	15,221	22,044	5,423	15,200	121	15,542	245
Real estate - construction	997	997	120	997	14	997	28
Real estate - mortgage:
Owner-occupied commercial	3,776	3,776	27	3,775	46	3,775	94
1-4 family mortgage	1,237	1,237	178	1,240	12	1,240	26
Other mortgage	1,386	1,386	80	1,540	16	1,700	36
Total real estate - mortgage	6,399	6,399	285	6,555	74	6,715	156
Consumer	49	49	49	49	1	49	1
Total with allowance recorded	22,666	29,489	5,877	22,801	210	23,303	430

Total Impaired Loans:
Commercial, financial and agricultural	20,063	27,777	5,423	20,457	174	21,153	358
Real estate - construction	1,623	1,626	120	1,626	22	1,627	44
Real estate - mortgage:
Owner-occupied commercial	6,288	6,455	27	6,611	88	6,685	180
1-4 family mortgage	3,495	3,495	178	3,495	35	3,495	74
Other mortgage	6,457	6,457	80	6,622	78	6,798	161
Total real estate - mortgage	16,240	16,407	285	16,728	201	16,978	415
Consumer	49	49	49	49	1	49	1
Total impaired loans	$37,975	$45,859	$5,877	$38,860	$398	$39,807	$818

December 31, 2017
				For the twelve months
				ended December 31, 2017
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$10,036	$16,639	$-	$16,417	$571
Real estate - construction	574	577	-	663	31
Real estate - mortgage:
Owner-occupied commercial	2,640	2,806	-	2,875	159
1-4 family mortgage	2,262	2,262	-	2,289	93
Other mortgage	746	746	-	727	44
Total real estate - mortgage	5,648	5,814	-	5,891	296
Consumer	38	39	-	42	3
Total with no allowance recorded	16,296	23,069	-	23,013	901

With an allowance recorded:
Commercial, financial and agricultural	16,411	16,992	4,276	17,912	651
Real estate - construction	997	997	120	997	56
Real estate - mortgage:
Owner-occupied commercial	3,914	3,914	601	3,801	215
1-4 family mortgage	980	980	281	1,113	54
Other mortgage	1,862	1,862	281	1,862	80
Total real estate - mortgage	6,756	6,756	1,163	6,776	349
Consumer	50	50	50	42	3
Total with allowance recorded	24,214	24,795	5,609	25,727	1,059

Total Impaired Loans:
Commercial, financial and agricultural	26,447	33,631	4,276	34,329	1,222
Real estate - construction	1,571	1,574	120	1,660	87
Real estate - mortgage:
Owner-occupied commercial	6,554	6,720	601	6,676	374
1-4 family mortgage	3,242	3,242	281	3,402	147
Other mortgage	2,608	2,608	281	2,589	124
Total real estate - mortgage	12,404	12,570	1,163	12,667	645
Consumer	88	89	50	84	6
Total impaired loans	$40,510	$47,864	$5,609	$48,740	$1,960

Troubled Debt Restructurings (“TDR”) at June 30, 2018, December 31, 2017 and June 30, 2017 totaled $17.3 million, $20.6 million and $16.4 million, respectively. At June 30, 2018, the Company had a related allowance for loan losses of $3.6 million allocated to these TDRs, compared to $4.3 million at December 31, 2017 and $3.1 million at June 30, 2017. There were no modifications made to new TDRs or renewals of existing TDRs for the three and six months ended June 30, 2018. TDR activity by portfolio segment for the three and six months ended June 30, 2017 is presented in the table below.

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

One commercial TDR loan totaling $0.3 million which was modified in the previous twelve months (i.e., twelve months prior to default) defaulted during the three and six months ended June 30, 2018. No TDRs which were modified in the previous twelve months defaulted during the three and six months ended June 30, 2017. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of June 30, 2018, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At June 30, 2018, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $244,000 and $482,000 for the three and six months ended June 30, 2018 and $285,000 and $622,000 for the three and six months ended June 30, 2017.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatilities of the Company’s common stock. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant.

	2018	2017
Expected volatility	24.13%	29.00%
Expected dividends	1.06%	0.44%
Expected term (in years)	6.25	6.25
Risk-free rate	2.67%	2.09%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2018 and June 30, 2017 was $10.95 and $11.84, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2018 and June 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2018:
Outstanding at January 1, 2018	1,666,834	$10.68	5.5	$51,377
Granted	12,750	41.50	9.7	(9)
Exercised	(175,836)	4.90	3.1	6,317
Forfeited	(6,000)	19.50	7.7	128
Outstanding at June 30, 2018	1,497,748	11.58	5.3	$43,787

Exercisable at June 30, 2018	748,600	$7.34	3.9	$25,811

Six Months Ended June 30, 2017:
Outstanding at January 1, 2017	2,026,334	$9.00	6.2	$57,636
Granted	51,500	37.95	9.6	(80)
Exercised	(292,000)	4.98	4.4	9,169
Forfeited	(32,000)	21.96	8.6	(462)
Outstanding at June 30, 2017	1,753,834	10.28	5.9	$45,777

Exercisable at June 30, 2017	811,736	$5.20	4.4	$25,303

As of June 30, 2018, there was approximately $1,695,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.4 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2018, there was $811,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.8 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the six months ended June 30, 2018 and 2017, respectively:

	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2018:
Non-vested at January 1, 2018	120,676	$10.29
Granted	11,850	41.29
Vested	(61,700)	5.81
Forfeited	-	-
Non-vested at June 30, 2018	70,826	19.38

Six Months Ended June 30, 2017:
Non-vested at January 1, 2017	118,676	$8.88
Granted	6,000	38.16
Vested	(4,200)	14.49
Forfeited	(800)	15.74
Non-vested at June 30, 2017	119,676	9.94

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2018 and December 31, 2017 were not material.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU require a reclassification from / to accumulated other comprehensive income and to / from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate.  Consequently, the amendments in this ASU eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018 with early adoption allowed.  The Bank elected to early adopt this ASU as of December 31, 2017.  The effect of the adoption of this ASU was to decrease accumulated other comprehensive income by $43,000 with the offset to retained earnings as recorded in the statement of changes in stockholders' equity.  This represents the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early application of this ASU is permitted for all entities. In January 2018, the FASB issued a proposal to allow an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has reviewed its current lessee portfolio and is assessing the impact of the new standard on its financial statements, related disclosures, systems, and internal controls. The accounting changes are expected to relate primarily to its leased branches and office space which are currently accounted for as operating leases. Based upon leases that were outstanding as of June 30, 2018, the Company anticipates recognizing a right of use asset and a lease liability, but it does not expect the new standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has contracted with a third-party provider to implement enhanced modeling techniques that incorporate the loss measurement requirements in these amendments as part of adopting the ASU.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this ASU will not impact the Company’s financial statements, as it has always amortized premiums to the first call date.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company will adopt this ASU effective January 1, 2019. The amendments are not expected to have an impact on the Company’s consolidated financial statements because it does not have any stock-based payment awards currently outstanding to nonemployees.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1,543,000 and $3,888,000 during the three and six months ended June 30, 2018, respectively, and $2,329,000 and $5,307,000 during the three and six months ended June 30, 2017, respectively.

Other Real Estate Owned and repossessed assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for loan losses subsequent to foreclosure or repossession. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $99,000 and $353,000 was recognized for the three and six months ended June 30, 2018, respectively, and $83,000 and $53,000 for the three and six months ended June 30, 2017, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO and repossessed assets are classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $176,000 foreclosed and classified as OREO as of June 30, 2018 compared to none as of December 31, 2017.

Management is negotiating a deed in lieu of a foreclosure related to a $360,000 loan as of June 30, 2018.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury and government agencies	$-	$57,111	$-	$57,111
Mortgage-backed securities	-	314,431	-	314,431
State and municipal securities	-	120,531	-	120,531
Corporate debt	-	84,951	6,525	91,476
Total assets at fair value	$-	$577,024	$6,525	$583,549

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury and government agencies	$-	$55,356	$-	$55,356
Mortgage-backed securities	-	276,498	-	276,498
State and municipal securities	-	134,849	-	134,849
Corporate debt	-	64,877	6,500	71,377
Total assets at fair value	$-	$531,580	$6,500	$538,080

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$32,098	$32,098
Other real estate owned and repossessed assets	-	-	5,937	5,937
Total assets at fair value	$-	$-	$38,035	$38,035

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$34,901	$34,901
Other real estate owned and repossessed assets	-	-	6,701	6,701
Total assets at fair value	$-	$-	$41,602	$41,602

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

Equity securities: The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provision of the investments. Within equity securities, we hold an investment in a fund that qualifies us for Community Reinvestment Act credits. This investment is classified in Level 1 of the fair value hierarchy.

Mortgage loans held for sale: Loans are committed to be delivered to investors on a “best efforts delivery” basis within 30 days of origination. Due to this short turn-around time, the carrying amounts of the Company’s agreements approximate their fair values.

Bank owned life insurance contracts: The carrying amounts in the statements of financial condition approximate these assets’ fair value.

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and due from banks	$150,086	$150,086	$238,062	$238,062

Level 2 inputs:
Available for sale debt securities	577,024	577,024	531,580	531,580
Equity securities	993	993	1,034	1,034
Federal funds sold	15,585	15,585	239,524	239,524
Mortgage loans held for sale	4,605	4,605	4,459	4,459
Bank-owned life insurance contracts	129,082	129,082	127,519	127,519

Level 3 Inputs:
Available for sale debt securities	6,525	6,525	6,500	6,500
Held to maturity debt securities	250	250	250	250
Loans, net	6,033,312	5,961,354	5,756,954	5,712,441

Financial liabilities:
Level 2 inputs:
Deposits	$6,085,682	$6,078,286	$6,091,674	$6,086,085
Federal funds purchased	262,659	262,659	301,797	301,797
Other borrowings	64,648	65,677	64,832	65,921

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2018, and events which occurred subsequent to June 30, 2018 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and June 30, 2017.

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

Overview

As of June 30, 2018, we had consolidated total assets of $7.085 billion, roughly flat when compared to consolidated assets of $7.082 billion at December 31, 2017. Total loans were $6.13 billion at June 30, 2018, up $278.4 million, or 4.8%, from $5.85 billion at December 31, 2017. Total deposits were $6.09 billion at June 30, 2018, which was flat from December 31, 2017.

Net income available to common stockholders for the three months ended June 30, 2018 was $33.5 million, an increase of $9.4 million, or 39.0%, from $24.1 million for the corresponding period in 2017. Basic and diluted earnings per common share were $0.63 and $0.62, respectively, for the three months ended June 30, 2018, compared to basic and diluted earnings per common share of $0.46 and $0.45 for the corresponding period in 2017.

Net income available to common stockholders for the six months ended June 30, 2018 was $66.1 million, an increase of $19.4 million, or 41.5%, from $46.7 million for the corresponding period in 2017. Basic and diluted earnings per common share were $1.24 and $1.22, respectively, for the six months ended June 30, 2018, compared to $0.88 and $0.86, respectively, for the corresponding period in 2017.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2018, we had $15.6 million in federal funds sold, compared to $239.5 million at December 31, 2017. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2018, we had $80.2 million in balances at the Federal Reserve, compared to $150.3 million at December 31, 2017. This decrease was a result of our lower levels of excess liquidity due to loan growth and flat deposits during the first half of 2018.

Debt Securities

Debt securities available for sale totaled $583.5 million at June 30, 2018 and $538.1 million at December 31, 2017. We had pay downs of $25.9 million on mortgage-backed securities, maturities of $10.6 million on municipal and corporate securities, and calls of $3.4 million on municipal securities and subordinated notes during the six months ended June 30, 2018. We purchased $70.9 million in mortgage-backed securities, $27.0 million in municipal and corporate securities and $2.9 million of U.S. Treasury and government sponsored agency during the first six months of 2018.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2018 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of June 30, 2018, we owned restricted securities of First National Bankers Bank with an aggregate book value and market value of $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). We have $91.5 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2018 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $285.5 million and $284.2 million as of June 30, 2018 and December 31, 2017, respectively.

Loans

We had total loans of $6.13 billion at June 30, 2018, an increase of $279.0 million, or 4.8%, compared to $5.85 billion at December 31, 2017. At June 30, 2018, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	42.4%
Huntsville, AL MSA	9.3%
Dothan, AL MSA	9.3%
Mobile, AL MSA	6.3%
Montgomery, AL MSA	6.1%
Total Alabama MSAs	73.4%
Pensacola-Ferry Pass-Brent, FL MSA	6.3%
Tampa-St. Petersburg-Clearwater, FL MSA	2.6%
Total Florida MSAs	8.9%
Atlanta-Sandy Springs-Roswell, GA MSA	5.0%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	9.2%
Charleston-North Charleston, SC MSA	3.5%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at June 30, 2018.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
June 30, 2018	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$36,178	38.27%
Real estate - construction	4,062	8.53%
Real estate - mortgage	23,438	52.11%
Consumer	561	1.09%
Total	$64,239	100.00%

		Percentage of loans
		in each category
December 31, 2017	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$32,880	38.96%
Real estate - construction	4,989	9.93%
Real estate - mortgage	21,022	50.05%
Consumer	515	1.06%
Total	$59,406	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $3.3 million to $14.1 million at June 30, 2018, compared to $10.8 million at December 31, 2017. Of this total, nonaccrual loans of $8.0 million at June 30, 2018, represented a net decrease of $2.8 million from nonaccrual loans at December 31, 2017. Excluding credit card accounts, there were six loans 90 or more days past due and still accruing totaling $6.0 million, compared to no loans 90 or more days past due and still accruing at December 31, 2017. This increase primarily relates to one commercial real estate mortgage loan totaling $5.1 million which is well-collateralized and is actively in the process of collection. Troubled Debt Restructurings (“TDR”) at June 30, 2018 and December 31, 2017 were $17.3 million and $20.6 million, respectively. There were no loans newly classified as TDR or renewals of existing TDRs for the three and six months ended June 30, 2018. One relationship totaling $12.7 million, which includes nine loans of various types, was newly classified as TDR for the three and six months ended June 30, 2017. These TDRs are the result of term extensions rather than interest rate reductions or forgiveness of debt.

OREO and repossessed assets decreased to $5.9 million at June 30, 2018, from $6.7 million at December 31, 2017. The total number of OREO and repossessed asset accounts decreased to 11 at June 30, 2018, compared to 12 at December 31, 2017. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at beginning of period	$6,701	$4,988
Transfers from loans and capitalized expenses	751	586
Proceeds from sales	(1,252)	(1,547)
Internally financed sales	-	(185)
Write-downs / net gain (loss) on sales	(263)	49
Balance at end of period	$5,937	$3,891

The following table summarizes our nonperforming assets and TDRs at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$6,885	16	$9,712	18
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	422	2	556	2
1-4 family mortgage	715	2	459	2
Other mortgage	-	-	-	-
Total real estate - mortgage	1,137	4	1,015	4
Consumer	-	-	38	1
Total Nonaccrual loans:	$8,022	20	$10,765	23

90+ days past due and accruing:
Commercial, financial and agricultural	$431	6	$12	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	250	1	-	-
1-4 family mortgage	288	2	-	-
Other mortgage	5,071	1	-	-
Total real estate - mortgage	5,609	4	-	-
Consumer	41	14	48	24
Total 90+ days past due and accruing:	$6,081	24	$60	27

Total Nonperforming Loans:	$14,103	44	$10,825	50
Plus: Other real estate owned and repossessions	5,937	11	6,701	12
Total Nonperforming Assets	$20,040	55	$17,526	62

Restructured accruing loans:
Commercial, financial and agricultural	$10,061	6	$11,438	6
Real estate - construction	997	1	997	1
Real estate - mortgage:
Owner-occupied commercial	3,664	2	3,664	2
1-4 family mortgage	850	1	850	1
Other mortgage	-	-	-	-
Total real estate - mortgage	4,514	3	4,514	3
Consumer	-	-	-	-
Total restructured accruing loans:	$15,572	10	$16,949	10
Total Nonperforming assets and restructured accruing loans	$35,612	65	$34,475	72

Ratios:
Nonperforming loans to total loans	0.23%		0.19%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.33%		0.30%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.58%		0.59%

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

Impaired Loans and Allowance for Loan Losses

As of June 30, 2018, we had impaired loans of $38.0 million, inclusive of nonaccrual loans, a decrease of $2.5 million from $40.5 million as of December 31, 2017. We allocated $5.9 million of our allowance for loan losses at June 30, 2018 to these impaired loans, an increase of $0.3 million compared to $5.6 million as of December 31, 2017. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $38.0 million of impaired loans reported as of June 30, 2018, $20.1 million were commercial, financial and agricultural loans, $1.6 million were real estate construction loans, $16.2 million were real estate mortgage loans and $0.1 million were consumer loans.

Deposits

Total deposits were flat at $6.09 billion at June 30, 2018 compared to December 31, 2017. While we have not experienced growth in our deposits during the first half of 2018, we anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $262.7 million and $301.8 million at June 30, 2018 and December 31, 2017, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 1.87% for the quarter ended June 30, 2018. Other borrowings consist of the following:

•	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually; and
•	$30.0 million of 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2018, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $549.7 million. Additionally, the Bank had additional borrowing availability of approximately $458.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

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

The following table reflects the contractual maturities of our term liabilities as of June 30, 2018. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$5,482,366	$-	$-	$-	$-
Certificates of deposit (2)	603,316	369,661	152,230	81,374	51
Federal funds purchased	262,659	262,659	-	-	-
Subordinated debentures	64,648	-	-	-	64,648
Operating lease commitments	19,533	3,418	6,356	5,120	4,639
Total	$6,432,522	$635,738	$158,586	$86,494	$69,338

(1)	Excludes interest.
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of June 30, 2018, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2018.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of June 30, 2018, December 31, 2017 and June 30, 2017:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:	(Dollars in thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$647,449	10.08%	$289,164	4.50%	N/A	N/A
ServisFirst Bank	710,665	11.06%	289,131	4.50%	$417,634	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	647,951	10.08%	385,552	6.00%	N/A	N/A
ServisFirst Bank	711,167	11.07%	385,508	6.00%	514,011	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	777,338	12.10%	514,070	8.00%	N/A	N/A
ServisFirst Bank	775,906	12.08%	514,011	8.00%	642,514	10.00
Tier 1 Capital to Average Assets:
Consolidated	647,951	9.21%	281,293	4.00%	N/A	N/A
ServisFirst Bank	711,167	10.11%	281,271	4.00%	351,589	5.00%

As of December 31, 2017:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$593,111	9.51%	$280,553	4.50%	N/A	N/A
ServisFirst Bank	651,201	10.45%	280,523	4.50%	$405,199	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	593,613	9.52%	374,070	6.00%	N/A	N/A
ServisFirst Bank	651,703	10.45%	374,030	6.00%	498,707	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	718,151	11.52%	498,760	8.00%	N/A	N/A
ServisFirst Bank	711,609	11.42%	498,707	8.00%	623,384	10.00%
Tier 1 Capital to Average Assets:
Consolidated	593,613	8.51%	278,970	4.00%	N/A	N/A
ServisFirst Bank	651,703	9.35%	278,954	4.00%	348,693	5.00%

As of June 30, 2017:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$551,433	9.72%	$255,319	4.50%	N/A	N/A
ServisFirst Bank	603,094	10.63%	255,286	4.50%	$368,747	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	551,935	9.73%	340,425	6.00%	N/A	N/A
ServisFirst Bank	603,596	10.64%	340,382	6.00%	453,842	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	662,169	11.67%	453,900	8.00%	N/A	N/A
ServisFirst Bank	659,155	11.62%	453,842	8.00%	567,303	10.00%
Tier 1 Capital to Average Assets:
Consolidated	551,935	8.88%	248,732	4.00%	N/A	N/A
ServisFirst Bank	603,596	9.71%	249,293	4.00%	311,616	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2018, we have reserved $0.5 million for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $0.4 million as of June 30, 2018 and December 31, 2017 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at June 30, 2018 are as follows:

June 30, 2018
(In Thousands)
Commitments to extend credit	$1,957,118
Credit card arrangements	115,667
Standby letters of credit	31,834
$2,104,619

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2018 was $33.5 million compared to net income and net income available to common stockholders of $24.2 and $24.1 million, respectively, for the three months ended June 30, 2017. Net income and net income available to common stockholders for the six months ended June 30, 2018 was $66.1 million compared to net income and net income available to common stockholders of $46.7 million for the six months ended June 30, 2017. The increase in net income for the three months ended June 30, 2018 over the same period in 2017 was primarily attributable to a $8.9 million increase in net interest income resulting from growth in earning assets and a $0.7 million increase in non-interest income, led by increased credit card income. The increase in net income for the six months ended June 30, 2018 compared to 2017 was primarily the result of a $19.3 million increase in net interest income resulting from growth in average earning assets and a $0.9 million increase in non-interest income, led by increased credit card income. Increases in non-interest expense of $2.1 million and $4.4 million, respectively, for the three and six months ended June 30, 2018 compared to 2017 partially offset increases in income.

Basic and diluted net income per common share were $0.63 and $0.62, respectively, for the three months ended June 30, 2018, compared to $0.46 and $0.45, respectively, for the corresponding period in 2017. Basic and diluted net income per common share were $1.24 and $1.22, respectively, for the six months ended June 30, 2018, compared to $0.88 and $0.86, respectively, for the corresponding period in 2017. Return on average assets for the three and six months ended June 30, 2018 was 1.91% compared to 1.55% and 1.50%, respectively, for the corresponding periods in 2017. Return on average common stockholders’ equity for the three and six months ended June 30, 2018 was 20.89% and 21.13% compared to 17.36% and 17.23%, respectively, for the corresponding periods in 2017.

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

Taxable-equivalent net interest income increased $8.6 million, or 15.3%, to $64.7 million for the three months ended June 30, 2018 compared to $56.1 million for the corresponding period in 2017, and increased $18.7 million, or 17.2%, to $127.3 million for the six months ended June 30, 2018 compared to $108.6 million for the corresponding period in 2017. This increase was primarily attributable to growth in average earning assets, which increased $824.4 million, or 13.8%, from the second quarter of 2017 to the second quarter of 2018, and $728.8 million, or 12.1%, from the six months ended June 30, 2017 to the same period in 2018. The taxable-equivalent yield on interest-earning assets increased to 4.64% for the three months ended June 30, 2018 from 4.30% for the corresponding period in 2017, and increased to 4.57% for the six months ended June 30, 2018 from 4.17% for the corresponding period in 2017. The yield on loans for the three months ended June 30, 2018 was 4.93% compared to 4.60% for the corresponding period in 2017, and 4.87% compared to 4.55% for the six months ended June 30, 2018 and June 30, 2017, respectively. The cost of total interest-bearing liabilities increased to 1.13% for the three months ended June 30, 2018 compared to 0.74% for the corresponding period in 2017, and increased to 1.04% for the six months ended June 30, 2018 from 0.71% for the corresponding period in 2017. Net interest margin for the three months ended June 30, 2018 was 3.82% compared to 3.77% for the corresponding period in 2017, and 3.81% for the six months ended June 30, 2018 compared to 3.65% for the corresponding period in 2017.

The following tables show, for the three and six months ended June 30, 2018 and June 30, 2017, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended June 30,

(In thousands, except Average Yields and Rates)

	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$5,958,377	$73,326	4.94%	$5,192,812	$59,508	4.60%
Tax-exempt (3)	30,246	297	3.94	41,143	505	4.92
Total loans, net of unearned income	5,988,623	73,623	4.93	5,233,955	60,013	4.60
Mortgage loans held for sale	3,770	40	4.26	5,958	58	3.90
Investment securities:
Taxable	475,777	3,127	2.63	389,505	2,274	2.34
Tax-exempt (3)	112,145	729	2.60	133,590	1,129	3.38
Total investment securities (4)	587,922	3,856	2.62	523,095	3,403	2.60
Federal funds sold	141,915	694	1.96	98,598	287	1.17
Equity securities	1,022	3	1.18	1,030	27	10.51
Interest-bearing balances with banks	73,714	329	1.79	109,909	286	1.04
Total interest-earning assets	$6,796,966	$78,545	4.64%	$5,972,545	$64,074	4.30%
Non-interest-earning assets:
Cash and due from banks	68,190			68,894
Net fixed assets and equipment	59,262			49,813
Allowance for loan losses, accrued interest and other assets	129,585			143,286
Total assets	$7,054,003			6,234,538

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$827,540	$1,147	0.56%	$779,916	$767	0.39%
Savings deposits	54,842	47	0.34	48,150	36	0.30
Money market accounts	3,089,595	8,498	1.10	2,567,817	4,097	0.64
Time deposits	596,450	2,022	1.36	537,220	1,421	1.06
Total interest-bearing deposits	4,568,427	11,714	1.03	3,933,103	6,321	0.64
Federal funds purchased	295,309	1,378	1.87	336,344	933	1.11
Other borrowings	64,699	782	4.85	55,130	717	5.22
Total interest-bearing liabilities	$4,928,435	$13,874	1.13%	$4,324,577	$7,971	0.74%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,469,194			1,338,514
Other liabilities	13,079			13,739
Stockholders' equity	650,641			556,521
Accumulated other comprehensive (loss) income	(7,346)			1,187
Total liabilities and stockholders' equity	$7,054,003			$6,234,538
Net interest income		$64,671			$56,103
Net interest spread			3.51%			3.56%
Net interest margin			3.82%			3.77%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $990 and $851 are included in interest income in the second quarter of 2018 and 2017, respectively.
(2)	Accretion on acquired loan discounts of $53 and $124 are included in interest income in the second quarter of 2018 and 2017, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% for the second quarter of 2018 and 35% for the second quarter of 2017.
(4)	Unrealized (losses) gains of $(9,354) and $1,824 are excluded from the yield calculation in the second quarter of 2018 and 2017, respectively.

	For the Three Months Ended June 30,
	2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,205	$4,613	$13,818
Tax-exempt	(119)	(89)	(208)
Total loans, net of unearned income	9,086	4,524	13,610
Mortgages held for sale	(23)	5	(18)
Debt securities:
Taxable	544	309	853
Tax-exempt	(164)	(236)	(400)
Total debt securities	380	73	453
Federal funds sold	160	247	407
Equity securities	-	(24)	(24)
Interest-bearing balances with banks	(115)	158	43
Total interest-earning assets	9,488	4,983	14,471

Interest-bearing liabilities:
Interest-bearing demand deposits	49	331	380
Savings	5	6	11
Money market accounts	965	3,436	4,401
Time deposits	169	432	601
Total interest-bearing deposits	1,188	4,205	5,393
Federal funds purchased	(126)	571	445
Other borrowed funds	118	(53)	65
Total interest-bearing liabilities	1,180	4,723	5,903
Increase in net interest income	$8,308	$260	$8,568

Our growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Six Months Ended June 30,

(In thousands, except Average Yields and Rates)

	2018			2017
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$5,903,216	$142,648	4.87%	$5,085,468	$114,791	4.55%
Tax-exempt (3)	33,285	662	3.98	34,271	822	4.80
Total loans, net of unearned income	5,936,501	143,310	4.87	5,119,739	115,613	4.55
Mortgage loans held for sale	3,734	81	4.37	5,798	115	4.00
Investment securities:
Taxable	455,873	5,872	2.58	378,985	4,361	2.30
Tax-exempt (3)	116,185	1,500	2.58	133,087	2,274	3.42
Total investment securities (4)	572,058	7,372	2.58	512,072	6,635	2.59
Federal funds sold	136,722	1,245	1.84	166,154	806	0.98
Equity securities	1,026	6	1.18	1,030	31	6.07
Interest-bearing balances with banks	84,801	709	1.69	202,265	872	0.87
Total interest-earning assets	$6,734,842	$152,723	4.57%	$6,007,058	$124,072	4.17%
Non-interest-earning assets:
Cash and due from banks	68,249			64,321
Net fixed assets and equipment	59,484			47,290
Allowance for loan losses, accrued interest and other assets	135,099			140,796
Total assets	$6,997,674			$6,259,465

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$863,227	$2,290	0.53%	$784,569	$1,499	0.39%
Savings deposits	54,059	88	0.33	49,299	76	0.31
Money market accounts	3,058,558	15,209	1.00	2,630,672	7,973	0.61
Time deposits (5)	586,708	3,748	1.29	533,630	2,755	1.04
Total interest-bearing deposits	4,562,552	21,335	0.94	3,998,170	12,303	0.62
Federal funds purchased	296,175	2,550	1.74	347,981	1,699	0.98
Other borrowings	64,752	1,562	4.86	55,184	1,434	5.24
Total interest-bearing liabilities	$4,923,479	$25,447	1.04%	$4,401,335	$15,436	0.71%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,429,426			1,297,578
Other liabilities	13,863			14,417
Stockholders' equity	636,137			545,936
Accumulated other comprehensive (loss) income	(5,231)			199
Total liabilities and stockholders' equity	$6,997,674			$6,259,465
Net interest income		$127,276			$108,636
Net interest spread			3.53%			3.46%
Net interest margin			3.81%			3.65%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,739 and $1,626 are included in interest income in 2018 and 2017, respectively.
(2)	Accretion on acquired loan discounts of $125 and $267 are included in interest income in 2018 and 2017, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% in 2018 and 35% in 2017.
(4)	Unrealized (losses) gains of $(6,677) and $304 are excluded from the yield calculation in 2018 and 2017, respectively.
(5)	Accretion on acquired CD premiums of $32 are included in interest expense in 2017.

	For the Six Months Ended June 30,
	2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$19,363	$8,494	$27,857
Tax-exempt	(23)	(137)	(160)
Total loans, net of unearned income	19,340	8,357	27,697
Mortgages held for sale	(44)	10	(34)
Debt securities:
Taxable	951	560	1,511
Tax-exempt	(265)	(509)	(774)
Total debt securities	686	51	737
Federal funds sold	(164)	603	439
Equity securities	-	(25)	(25)
Interest-bearing balances with banks	(688)	525	(163)
Total interest-earning assets	19,130	9,521	28,651

Interest-bearing liabilities:
Interest-bearing demand deposits	162	629	791
Savings	8	4	12
Money market accounts	1,465	5,771	7,236
Time deposits	293	700	993
Total interest-bearing deposits	1,928	7,104	9,032
Federal funds purchased	(285)	1,136	851
Other borrowed funds	236	(108)	128
Total interest-bearing liabilities	1,879	8,132	10,011
Increase in net interest income	$17,251	$1,389	$18,640

Our growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2018, total loans rated Special Mention, Substandard, and Doubtful were $104.3 million, or 1.7% of total loans, compared to $99.8 million, or 1.7% of total loans, at December 31, 2017. Impaired loans are reviewed specifically and separately to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.1 million for the three months ended June 30, 2018, a decrease of $0.3 million from $4.4 million for the three months ended June 30, 2017, and was $8.3 million for the six months ended June 30, 2018, a $1.1 million decrease compared to $9.4 million for the six months ended June 30, 2017. Net credit charge-offs to quarter-to-date average loans decreased 12 basis points to 0.13% for the second quarter of 2018 compared to 0.25% for the corresponding period in 2017 and decreased 12 basis points to 0.12% for the six months ended June 30, 2018 compared to 0.24% for the corresponding period in 2017. Nonperforming loans increased to $14.1 million, or 0.23% of total loans, at June 30, 2018 from $10.8 million, or 0.19% of total loans, at December 31, 2017, and were higher than $11.0 million, or 0.21% of total loans, at June 30, 2017. Impaired loans decreased to $38.0 million, or 0.62% of total loans, at June 30, 2018, compared to $40.5 million, or 0.69% of total loans, at December 31, 2017. The allowance for loan losses totaled $64.2 million, or 1.05% of total loans, net of unearned income, at June 30, 2018, compared to $59.4 million, or 1.02% of loans, net of unearned income, at December 31, 2017.

Noninterest Income

Noninterest income totaled $5.5 million for the three months ended June 30, 2018, an increase of $0.7 million, or 13.6%, compared to the corresponding period in 2017, and totaled $10.3 million for the six months ended June 30, 2018, an increase of $1.0 million, or 10.6%, compared to the corresponding period in 2017. Mortgage banking income decreased $275,000, or 25.8%, to $0.8 million for the three months ended June 30, 2018 compared to $1.1 million for the same period in 2017, and decreased $0.7 million, or 33.4%, to $1.3 million for the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The number of loans originated during the second quarter of 2018 decreased approximately 10% when compared to the same quarter in 2017 on slower refinance activity. Credit card income increased $0.6 million for the three months ended June 30, 2018 from $1.2 million for the same period in 2017, and increased to $3.3 million for the six months ended June 30, 2018 compared to $2.4 million for the same period in 2017. The amount of purchases on cards increased by approximately 22% during the second quarter of 2018 compared to the second quarter of 2017.

Noninterest Expense

Noninterest expense totaled $24.0 million for the three months ended June 30, 2018, an increase of $2.1 million, or 9.8%, compared to $21.9 million for the same period in 2017, and totaled $47.5 million for the six months ended June 30, 2018, an increase of $4.4 million, or 10.2%, compared to $43.1 million for the same period in 2017.

Details of expenses are as follows:

•	Salary and benefit expense increased $1.1 million, or 8.9%, to $13.1 million for the three months ended June 30, 2018 from $12.0 million for the same period in 2017, and increased $2.7 million, or 11.2%, to $26.4 million for the six months ended June 30, 2018 from $23.7 million for the same period in 2017. Total employees increased from 433 as of June 30, 2017 to 459 as of June 30, 2018, or 6.0%.

•	Equipment and occupancy expense decreased $0.2 million, or 6.7%, to $2.1 million for the three months ended June 30, 2018 from $2.3 million for the corresponding period in 2017, and decreased $0.4 million, or 9.7%, to $4.1 million from $4.5 million for the six months ended June 30, 2018 compared to the corresponding period in 2017. A decrease in rental payments more than offset increased depreciation expense resulting from our fourth quarter 2017 move from our previous headquarters building, which was leased, to our new headquarters building, which is owned.

•	Professional services expense increased $0.1 million to $0.9 million for the three months ended June 30, 2018 compared to the same period in 2017, and increased $0.2 million to $1.7 million for the six months ended June 30, 2018 compared to the same period in 2017. This increase was primarily the result of increases in internal audit fees.

•	FDIC and other regulatory assessments increased $0.1 million to $1.2 million for the three months ended June 30, 2018 compared to the same period in 2017, and increased $0.2 million to $2.3 million for the six months ended June 30, 2018 compared to the same period in 2017. Asset growth drives up our assessment base.

•	OREO expense increased $0.1 million to $0.2 million for the three months ended June 30, 2018 compared to the same period in 2017, and increased $0.3 million to $0.5 million for the six months ended June 30, 2018 compared to the same period in 2017. We incurred some costs to excavate raw land in our Atlanta market in preparation to sell it.

•	Other operating expenses increased $0.9 million to $6.6 million for the three months ended June 30, 2018 compared to the same period in 2017, and increased $1.5 million to $12.6 million for the six months ended June 30, 2018 compared to the same period in 2017. Disputed debit card transaction write-offs, increases in data processing costs and increases in bank service charges related to our correspondent banking activities contributed to the increase in other operating expenses.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2018 compared to the same periods in 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ change	% change	2018	2017	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,653	$1,382	$271	19.6%	$3,238	$2,736	$502	18.3%
Mortgage banking	789	1,064	(275)	(25.8)%	1,307	1,963	(656)	(33.4)%
Credit card income	1,756	1,189	567	47.7%	3,334	2,368	966	40.8%
Securities gains	-	-	-	-%	4	-	4	400.0%
Increase in cash surrender value life insurance	786	785	1	0.1%	1,563	1,509	54	3.6%
Other operating income	475	385	90	23.4%	882	775	107	13.8%
Total non-interest income	$5,459	$4,805	$654	13.6%	$10,328	$9,351	$977	10.4%

Non-interest expense:
Salaries and employee benefits	$13,098	$12,031	$1,067	8.9%	$26,394	$23,744	$2,650	11.2%
Equipment and occupancy expense	2,113	2,265	(152)	(6.7)%	4,067	4,505	(438)	(9.7)%
Professional services	924	808	116	14.4%	1,729	1,579	150	9.5%
FDIC and other regulatory assessments	1,159	1,081	78	7.2%	2,292	2,078	214	10.3%
OREO expense	160	56	104	185.7%	476	132	344	260.6%
Other operating expense	6,556	5,634	922	16.4%	12,564	11,104	1,460	13.1%
Total non-interest expense	$24,010	$21,875	$2,135	9.8%	$47,522	$43,142	$4,380	10.2%

Income Tax Expense

Income tax expense was $8.3 million for the three months ended June 30, 2018 versus $10.0 million for the same period in 2017, and was $15.4 million for the six months ended June 30, 2018 compared to $17.8 million for the same period in 2017. Lower corporate income tax rates resulting from the passage of the Tax Cuts and Jobs Act in December 2017 has resulted in lower effective tax rates. Our effective tax rate for the three and six months ended June 30, 2018 was 19.9% and 18.9%, respectively, compared to 29.2% and 27.6% for the corresponding periods in 2017, respectively. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2018 of $457,000 and $1.9 million, respectively, compared to $1.4 million and $3.5 million during the three and six months ended June 30, 2017, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2017, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2017, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2018. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

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

SERVISFIRST BANCSHARES, INC.

Date: July 31, 2018	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: July 31, 2018	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

