Form 10-Q
period 2018-09-30
ServisFirst Bancshares, Inc.
filed 2018-10-30
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

None

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒      Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 25, 2018
Common stock, $.001 par value	53,292,233

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$77,692	$86,213
Interest-bearing balances due from depository institutions	59,096	151,849
Federal funds sold	229,033	239,524
Cash and cash equivalents	365,821	477,586
Available for sale debt securities, at fair value	578,021	538,080
Held to maturity debt securities (fair value of $250 at September 30, 2018 and December 31, 2017)	250	250
Equity securities	889	1,034
Mortgage loans held for sale	5,277	4,459
Loans	6,363,531	5,851,261
Less allowance for loan losses	(66,879)	(59,406)
Loans, net	6,296,652	5,791,855
Premises and equipment, net	57,882	58,900
Accrued interest and dividends receivable	24,755	20,661
Deferred tax assets	12,268	13,022
Other real estate owned and repossessed assets	5,714	6,701
Bank owned life insurance contracts	129,869	127,519
Goodwill and other identifiable intangible assets	14,517	14,719
Other assets	25,918	27,598
Total assets	$7,517,833	$7,082,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,504,447	$1,440,326
Interest-bearing	5,000,904	4,651,348
Total deposits	6,505,351	6,091,674
Federal funds purchased	246,094	301,797
Other borrowings	64,657	64,832
Accrued interest payable	8,562	4,971
Other liabilities	11,659	11,506
Total liabilities	6,836,323	6,474,780
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,197,807 shares issued and outstanding at September 30, 2018, and 52,992,586 shares issued and outstanding at December 31, 2017	53	53
Additional paid-in capital	218,062	217,693
Retained earnings	472,681	389,554
Accumulated other comprehensive loss	(9,788)	(198)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	681,008	607,102
Noncontrolling interest	502	502
Total stockholders' equity	681,510	607,604
Total liabilities and stockholders' equity	$7,517,833	$7,082,384

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$78,991	$63,857	$222,285	$179,325
Taxable securities	3,276	2,288	9,148	6,649
Nontaxable securities	583	729	1,862	2,246
Federal funds sold	892	379	2,137	1,185
Other interest and dividends	316	388	1,031	1,291
Total interest income	84,058	67,641	236,463	190,696
Interest expense:
Deposits	15,210	7,574	36,545	19,877
Borrowed funds	1,985	1,671	6,097	4,804
Total interest expense	17,195	9,245	42,642	24,681
Net interest income	66,863	58,396	193,821	166,015
Provision for loan losses	6,624	4,803	14,884	14,170
Net interest income after provision for loan losses	60,239	53,593	178,937	151,845
Noninterest income:
Service charges on deposit accounts	1,595	1,467	4,833	4,203
Mortgage banking	789	978	2,096	2,941
Credit card income	1,838	1,149	5,172	3,517
Securities gains	186	-	190	-
Increase in cash surrender value life insurance	787	825	2,350	2,334
Other operating income	396	371	1,278	1,146
Total noninterest income	5,591	4,790	15,919	14,141
Noninterest expenses:
Salaries and employee benefits	13,070	12,428	39,464	36,172
Equipment and occupancy expense	2,193	1,947	6,260	6,452
Professional services	853	805	2,582	2,384
FDIC and other regulatory assessments	675	810	2,967	2,888
OREO expense	289	31	765	163
Other operating expenses	6,070	5,476	18,634	16,580
Total noninterest expenses	23,150	21,497	70,672	64,639
Income before income taxes	42,680	36,886	124,184	101,347
Provision for income taxes	8,120	11,627	23,481	29,405
Net income	34,560	25,259	100,703	71,942
Preferred stock dividends	-	-	31	31
Net income available to common stockholders	$34,560	$25,259	$100,672	$71,911

Basic earnings per common share	$0.65	$0.48	$1.89	$1.36
Diluted earnings per common share	$0.64	$0.47	$1.86	$1.33

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$34,560	$25,259	$100,703	$71,942
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale, net of tax of $(653) and $(2,589) for the three and nine months ended September 30, 2018, respectively, and $165 and $896 for the three and nine months ended September 30, 2017, respectively	(2,463)	305	(9,740)	1,672
Reclassification adjustment for gains on sale of securities, net of tax of $39 and $40 for the three and nine months ended September 30, 2018, respectively	147	-	150	-
Other comprehensive (loss) income, net of tax	(2,316)	305	(9,590)	1,672
Comprehensive income	$32,244	$25,564	$91,113	$73,614

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Stockholders' Equity
Balance, December 31, 2016	$-	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends paid, $0.10 per share	-	-	-	(5,286)	-	-	(5,286)
Common dividends declared, $0.05 per share	-	-	-	(2,649)	-	-	(2,649)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 328,214 shares of common stock upon exercise of stock options	-	-	1,784	-	-	-	1,784
30,786 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,149)	-	-	-	(1,149)
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	916	-	-	-	916
Other comprehensive income, net of tax	-	-	-	-	1,672	-	1,672
Net income	-	-	-	71,942	-	-	71,942
Balance, September 30, 2017	$-	$53	$217,483	$371,127	$1,048	$502	$590,213

Balance, December 31, 2017	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends paid, $0.22 per share	-	-	-	(11,694)	-	-	(11,694)
Common dividends declared, $0.11 per share	-	-	-	(5,851)	-	-	(5,851)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 191,371 shares of common stock upon exercise of stock options	-	-	1,325	-	-	-	1,325
39,965 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,640)	-	-	-	(1,640)
Stock-based compensation expense	-	-	684	-	-	-	684
Other comprehensive loss, net of tax	-	-	-	-	(9,590)	-	(9,590)
Net income	-	-	-	100,703	-	-	100,703
Balance, September 30, 2018	$-	$53	$218,062	$472,681	$(9,788)	$502	$681,510

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$100,703	$71,942
Adjustments to reconcile net income to net cash provided by
Deferred tax expense (benefit)	754	(3,099)
Provision for loan losses	14,884	14,170
Depreciation	2,548	2,281
Accretion on acquired loans	(147)	(374)
Amortization of core deposit intangible	202	209
Net amortization of debt securities available for sale	2,268	2,874
Increase in accrued interest and dividends receivable	(4,094)	(4,533)
Stock-based compensation expense	684	916
Increase (decrease) in accrued interest payable	3,591	(48)
Proceeds from sale of mortgage loans held for sale	81,319	105,940
Originations of mortgage loans held for sale	(80,041)	(103,295)
Gain on sale of debt securities available for sale	(15)	-
Gain on sale of equity securities	(175)	-
Gain on sale of mortgage loans held for sale	(2,096)	(2,941)
Net loss (gain) on sale of other real estate owned and repossessed assets	3	(33)
Write down of other real estate owned and repossessed assets	488	5
Operating losses of tax credit partnerships	128	42
Increase in cash surrender value of life insurance contracts	(2,350)	(2,334)
Net change in other assets, liabilities, and other operating activities	(2,608)	(551)
Net cash provided by operating activities	116,046	81,171
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(122,821)	(77,567)
Proceeds from maturities, calls and paydowns of debt securities available for sale	63,803	65,734
Proceeds from sale of debt securities available for sale	5,736	-
Purchase of debt securities held to maturity	-	(29,782)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	-	4,947
Purchase of equity securities	-	(10)
Proceeds from sale of equity securities	305	-
Increase in loans	(520,610)	(724,626)
Purchase of premises and equipment	(1,530)	(17,071)
Purchase of bank-owned life insurance contracts	-	(10,000)
Proceeds from sale of other real estate owned and repossessed assets	1,572	1,529
Net cash used in investing activities	(573,545)	(786,846)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	64,121	124,360
Net increase in interest-bearing deposits	349,556	252,230
Net decrease in federal funds purchased	(55,703)	(101,064)
Repayment of Federal Home Loan Bank advances	(200)	(300)
Proceeds from sale of preferred stock, net	-	125
Proceeds from exercise of stock options	1,325	635
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,640)	-
Dividends paid on common stock	(11,694)	(5,286)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	345,734	270,669
Net decrease in cash and cash equivalents	(111,765)	(435,006)
Cash and cash equivalents at beginning of period	477,586	783,997
Cash and cash equivalents at end of period	$365,821	$348,991
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$39,051	$24,729
Income taxes	20,235	30,651
Income tax refund	(2)	(492)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,206	$586
Internally financed sales of other real estate owned	130	185
Dividends declared	5,851	2,649

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,171,144	52,950,644	53,134,861	52,854,332
Net income available to common stockholders	$34,560	$25,259	$100,672	$71,911
Basic earnings per common share	$0.65	$0.48	$1.89	$1.36

Weighted average common shares outstanding	53,171,144	52,950,644	53,134,861	52,854,332
Dilutive effects of assumed conversions and exercise of stock options and warrants	1,020,078	1,149,028	1,055,383	1,256,580
Weighted average common and dilutive potential common shares outstanding	54,191,222	54,099,672	54,190,244	54,110,912
Net income available to common stockholders	$34,560	$25,259	$100,672	$71,911
Diluted earnings per common share	$0.64	$0.47	$1.86	$1.33

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
September 30, 2018	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$75,477	$2	$(1,201)	$74,278
Mortgage-backed securities	308,439	407	(10,022)	298,824
State and municipal securities	113,613	234	(1,149)	112,698
Corporate debt	92,916	257	(952)	92,221
Total	590,445	900	(13,324)	578,021
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2017
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$55,567	$38	$(249)	$55,356
Mortgage-backed securities	278,177	1,006	(2,685)	276,498
State and municipal securities	134,641	761	(553)	134,849
Corporate debt	69,996	1,416	(35)	71,377
Total	538,381	3,221	(3,522)	538,080
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of September 30, 2018 and December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$49,809	$49,722	$22,122	$22,172
Due from one to five years	213,202	210,472	160,773	160,563
Due from five to ten years	17,141	17,106	73,362	74,684
Due after ten years	1,854	1,897	3,947	4,163
Mortgage-backed securities	308,439	298,824	278,177	276,498
	$590,445	$578,021	$538,381	$538,080
Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of September 30, 2018 and December 31, 2017, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2018, 197 of the Company’s 758 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2018
U.S. Treasury and government sponsored agencies	$(736)	$62,833	$(465)	$11,311	$(1,201)	$74,144
Mortgage-backed securities	(3,566)	141,107	(6,456)	144,336	(10,022)	285,443
State and municipal securities	(613)	69,646	(536)	20,506	(1,149)	90,152
Corporate debt	(952)	65,456	-	-	(952)	65,456
Total	$(5,867)	$339,042	$(7,457)	$176,153	$(13,324)	$515,195

December 31, 2017
U.S. Treasury and government sponsored agencies	$(151)	$33,401	$(98)	$2,926	$(249)	$36,327
Mortgage-backed securities	(986)	140,432	(1,699)	75,903	(2,685)	216,335
State and municipal securities	(450)	66,637	(103)	6,648	(553)	73,285
Corporate debt	(35)	6,955	-	-	(35)	6,955
Total	$(1,622)	$247,425	$(1,900)	$85,477	$(3,522)	$332,902

NOTE 5 – LOANS

The following table details the Company’s loans at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,478,788	$2,279,366
Real estate - construction	543,611	580,874
Real estate - mortgage:
Owner-occupied commercial	1,430,111	1,328,666
1-4 family mortgage	610,460	603,063
Other mortgage	1,236,954	997,079
Subtotal: Real estate - mortgage	3,277,525	2,928,808
Consumer	63,607	62,213
Total Loans	6,363,531	5,851,261
Less: Allowance for loan losses	(66,879)	(59,406)
Net Loans	$6,296,652	$5,791,855

Commercial, financial and agricultural	38.95%	38.96%
Real estate - construction	8.54%	9.93%
Real estate - mortgage:
Owner-occupied commercial	22.47%	22.71%
1-4 family mortgage	9.60%	10.30%
Other mortgage	19.44%	17.04%
Subtotal: Real estate - mortgage	51.51%	50.05%
Consumer	1.00%	1.06%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of September 30, 2018 and December 31, 2017 were as follows:

		Special
September 30, 2018	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,413,994	$41,656	$23,138	$-	$2,478,788
Real estate - construction	536,789	5,400	1,422	-	543,611
Real estate - mortgage:
Owner-occupied commercial	1,396,503	30,101	3,507	-	1,430,111
1-4 family mortgage	606,509	2,600	1,351	-	610,460
Other mortgage	1,210,063	20,466	6,425	-	1,236,954
Total real estate mortgage	3,213,075	53,167	11,283	-	3,277,525
Consumer	63,555	3	49	-	63,607
Total	$6,227,413	$100,226	$35,892	$-	$6,363,531

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,225,084	$27,835	$26,447	$-	$2,279,366
Real estate - construction	572,657	6,691	1,526	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,317,113	7,333	4,220	-	1,328,666
1-4 family mortgage	598,222	1,599	3,242	-	603,063
Other mortgage	976,348	18,122	2,609	-	997,079
Total real estate mortgage	2,891,683	27,054	10,071	-	2,928,808
Consumer	62,083	42	88	-	62,213
Total	$5,751,507	$61,622	$38,132	$-	$5,851,261

Loans by performance status as of September 30, 2018 and December 31, 2017 were as follows:

September 30, 2018	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,469,980	$8,808	$2,478,788
Real estate - construction	543,611	-	543,611
Real estate - mortgage:
Owner-occupied commercial	1,429,958	153	1,430,111
1-4 family mortgage	609,658	802	610,460
Other mortgage	1,231,915	5,039	1,236,954
Total real estate mortgage	3,271,531	5,994	3,277,525
Consumer	63,542	65	63,607
Total	$6,348,664	$14,867	$6,363,531

December 31, 2017	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,269,642	$9,724	$2,279,366
Real estate - construction	580,874	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,328,110	556	1,328,666
1-4 family mortgage	602,604	459	603,063
Other mortgage	997,079	-	997,079
Total real estate mortgage	2,927,793	1,015	2,928,808
Consumer	62,127	86	62,213
Total	$5,840,436	$10,825	$5,851,261

Loans by past due status as of September 30, 2018 and December 31, 2017 were as follows:

September 30, 2018	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$513	$9,147	$309	$9,969	$8,499	$2,460,320	$2,478,788
Real estate - construction	538	997	-	1,535	-	542,076	543,611
Real estate - mortgage:
Owner-occupied commercial	375	3,941	-	4,316	153	1,425,642	1,430,111
1-4 family mortgage	150	970	301	1,421	501	608,538	610,460
Other mortgage	-	63	5,039	5,102	-	1,231,852	1,236,954
Total real estate - mortgage	525	4,974	5,340	10,839	654	3,266,032	3,277,525
Consumer	173	24	65	262	-	63,345	63,607
Total	$1,749	$15,142	$5,714	$22,605	$9,153	$6,331,773	$6,363,531

December 31, 2017	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,410	$5,702	$12	$7,124	$9,712	$2,262,530	$2,279,366
Real estate - construction	56	997	-	1,053	-	579,821	580,874
Real estate - mortgage:
Owner-occupied commercial	-	3,664	-	3,664	556	1,324,446	1,328,666
1-4 family mortgage	430	850	-	1,280	459	601,324	603,063
Other mortgage	5,116	-	-	5,116	-	991,963	997,079
Total real estate - mortgage	5,546	4,514	-	10,060	1,015	2,917,733	2,928,808
Consumer	131	23	48	202	38	61,973	62,213
Total	$7,143	$11,236	$60	$18,439	$10,765	$5,822,057	$5,851,261

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and September 30, 2017. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at June 30, 2018	$36,178	$4,062	$23,438	$561	$64,239
Charge-offs	(3,923)	-	(48)	(76)	(4,047)
Recoveries	52	4	1	6	63
Provision	6,794	(132)	(62)	24	6,624
Balance at September 30, 2018	$39,101	$3,934	$23,329	$515	$66,879

	Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at June 30, 2017	$29,127	$5,138	$20,392	$402	$55,059
Charge-offs	(924)	(16)	(550)	(65)	(1,555)
Recoveries	67	12	59	14	152
Provision	3,431	197	1,065	110	4,803
Balance at September 30, 2017	$31,701	$5,331	$20,966	$461	$58,459

	Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(6,743)	-	(869)	(211)	(7,823)
Recoveries	229	108	44	31	412
Provision	12,735	(1,163)	3,132	180	14,884
Balance at September 30, 2018	$39,101	$3,934	$23,329	$515	$66,879

	Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(6,846)	(56)	(922)	(173)	(7,997)
Recoveries	273	42	62	16	393
Provision	9,402	220	4,322	226	14,170
Balance at September 30, 2017	$31,701	$5,331	$20,966	$461	$58,459

	As of September 30, 2018
Allowance for loan losses:
Individually Evaluated for Impairment	$6,297	$181	$274	$49	$6,801
Collectively Evaluated for Impairment	32,804	3,753	23,055	466	60,078

Loans:
Ending Balance	$2,478,788	$543,611	$3,277,525	$63,607	$6,363,531
Individually Evaluated for Impairment	23,138	1,463	13,083	49	37,733
Collectively Evaluated for Impairment	2,455,650	542,148	3,264,442	63,558	6,325,798

	As of December 31, 2017
Allowance for loan losses:
Individually Evaluated for Impairment	$4,276	$120	$1,163	$50	$5,609
Collectively Evaluated for Impairment	28,604	4,869	19,859	465	53,797

Loans:
Ending Balance	$2,279,366	$580,874	$2,928,808	$62,213	$5,851,261
Individually Evaluated for Impairment	26,447	1,571	12,404	88	40,510
Collectively Evaluated for Impairment	2,252,919	579,303	2,916,404	62,125	5,810,751

The following table presents details of the Company’s impaired loans as of September 30, 2018 and December 31, 2017, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2018			2018		2018
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$4,611	$5,502	$-	$4,694	$50	$5,259	$162
Real estate - construction	466	469	-	481	7	543	21
Real estate - mortgage:
Owner-occupied commercial	1,800	1,982	-	2,008	16	2,311	91
1-4 family mortgage	501	501	-	501	(4)	501	1
Other mortgage	5,039	5,039	-	5,052	62	5,083	187
Total real estate - mortgage	7,340	7,522	-	7,561	74	7,895	279
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	12,417	13,493	-	12,736	131	13,697	462

With an allowance recorded:
Commercial, financial and agricultural	18,527	25,946	6,297	19,041	136	19,035	478
Real estate - construction	997	997	181	997	14	997	42
Real estate - mortgage:
Owner-occupied commercial	3,507	3,507	34	3,507	46	3,507	142
1-4 family mortgage	850	850	160	850	12	850	35
Other mortgage	1,386	1,386	80	1,386	15	1,595	51
Total real estate - mortgage	5,743	5,743	274	5,743	73	5,952	228
Consumer	49	49	49	49	1	49	2
Total with allowance recorded	25,316	32,735	6,801	25,830	224	26,033	750

Total Impaired Loans:
Commercial, financial and agricultural	23,138	31,448	6,297	23,735	186	24,294	640
Real estate - construction	1,463	1,466	181	1,478	21	1,540	63
Real estate - mortgage:
Owner-occupied commercial	5,307	5,489	34	5,515	62	5,818	233
1-4 family mortgage	1,351	1,351	160	1,351	8	1,351	36
Other mortgage	6,425	6,425	80	6,438	77	6,678	238
Total real estate - mortgage	13,083	13,265	274	13,304	147	13,847	507
Consumer	49	49	49	49	1	49	2
Total impaired loans	$37,733	$46,228	$6,801	$38,566	$355	$39,730	$1,212

December 31, 2017
				For the twelve months
				ended December 31, 2017
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$10,036	$16,639	$-	$16,417	$571
Real estate - construction	574	577	-	663	31
Real estate - mortgage:
Owner-occupied commercial	2,640	2,806	-	2,875	159
1-4 family mortgage	2,262	2,262	-	2,289	93
Other mortgage	746	746	-	727	44
Total real estate - mortgage	5,648	5,814	-	5,891	296
Consumer	38	39	-	42	3
Total with no allowance recorded	16,296	23,069	-	23,013	901

With an allowance recorded:
Commercial, financial and agricultural	16,411	16,992	4,276	17,912	651
Real estate - construction	997	997	120	997	56
Real estate - mortgage:
Owner-occupied commercial	3,914	3,914	601	3,801	215
1-4 family mortgage	980	980	281	1,113	54
Other mortgage	1,862	1,862	281	1,862	80
Total real estate - mortgage	6,756	6,756	1,163	6,776	349
Consumer	50	50	50	42	3
Total with allowance recorded	24,214	24,795	5,609	25,727	1,059

Total Impaired Loans:
Commercial, financial and agricultural	26,447	33,631	4,276	34,329	1,222
Real estate - construction	1,571	1,574	120	1,660	87
Real estate - mortgage:
Owner-occupied commercial	6,554	6,720	601	6,676	374
1-4 family mortgage	3,242	3,242	281	3,402	147
Other mortgage	2,608	2,608	281	2,589	124
Total real estate - mortgage	12,404	12,570	1,163	12,667	645
Consumer	88	89	50	84	6
Total impaired loans	$40,510	$47,864	$5,609	$48,740	$1,960

Troubled Debt Restructurings (“TDR”) at September 30, 2018, December 31, 2017 and September 30, 2017 totaled $16.6 million, $20.6 million and $16.4 million, respectively. At September 30, 2018, the Company had a related allowance for loan losses of $3.7 million allocated to these TDRs, compared to $4.3 million at December 31, 2017 and $4.0 million at September 30, 2017. TDR activity by portfolio segment for the three and nine months ended September 30, 2018 and 2017 is presented in the table below.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	6	$7,242	$7,242	6	$7,242	$7,242
Real estate - construction	1	997	997	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664	2	3,664	3,664
1-4 family mortgage	1	850	850	1	850	850
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	3	4,514	4,514	3	4,514	4,514
Consumer	-	-	-	-	-	-
	10	$12,753	$12,753	10	$12,753	$12,753

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	5	$7,205	$7,205
Real estate - construction	-	-	-	1	997	997
Real estate - mortgage:
Owner-occupied commercial	-	-	-	2	3,664	3,664
1-4 family mortgage	-	-	-	1	850	850
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	3	4,514	4,514
Consumer	-	-	-	-	-	-
	-	$-	$-	9	$12,716	$12,716

There were no loans which were modified in the previous twelve months (i.e., twelve months prior to default) that defaulted during the three months ended September 30, 2018 and one commercial TDR loan totaling $0.3 million defaulted during the nine months ended September 30, 2018. No TDRs which were modified in the previous twelve months defaulted during the three and nine months ended September 30, 2017. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of September 30, 2018, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

NOTE 6 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At September 30, 2018, the Company had stock-based compensation plans, as described below. The compensation cost that has been charged to earnings for the plans was approximately $202,000 and $684,000 for the three and nine months ended September 30, 2018 and $294,000 and $916,000 for the three and nine months ended September 30, 2017.

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

	2018	2017
Expected volatility	24.72%	29.00%
Expected dividends	1.06%	0.44%
Expected term (in years)	6.25	6.25
Risk-free rate	2.67%	2.08%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2018 and September 30, 2017 was $10.98 and $11.83, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2018 and September 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2018:
Outstanding at January 1, 2018	1,666,834	$10.68	5.5	$51,377
Granted	12,750	41.58	9.5	(31)
Exercised	(231,336)	4.94	3.1	7,665
Forfeited	(33,000)	15.00	6.4	758
Outstanding at September 30, 2018	1,415,248	11.79	5.1	$38,998

Exercisable at September 30, 2018	693,100	$6.78	3.5	$22,513

Nine Months Ended September 30, 2017:
Outstanding at January 1, 2017	2,026,334	$9.00	6.2	$57,636
Granted	52,500	37.93	9.4	(35)
Exercised	(359,000)	4.97	4.2	11,590
Forfeited	(32,000)	21.96	8.4	489
Outstanding at September 30, 2017	1,687,834	10.51	5.7	$45,136

Exercisable at September 30, 2017	810,736	$5.22	4.2	$25,971

As of September 30, 2018, there was approximately $1,514,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.2 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2018, there was $752,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 1.9 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the nine months ended September 30, 2018 and 2017, respectively:

	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2018:
Non-vested at January 1, 2018	120,676	$10.29
Granted	12,850	41.48
Vested	(73,700)	5.88
Forfeited	(750)	41.21
Non-vested at September 30, 2018	59,076	19.38

Nine Months Ended September 30, 2017:
Non-vested at January 1, 2017	118,676	$8.88
Granted	7,000	38.02
Vested	(4,200)	15.74
Forfeited	(800)	15.74
Non-vested at September 30, 2017	120,676	10.29

NOTE 7 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2018 and December 31, 2017 were not material.

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early application of this ASU is permitted for all entities. In January 2018, the FASB issued a proposal to allow an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has reviewed its current lessee portfolio and is assessing the impact of the new standard on its financial statements, related disclosures, systems, and internal controls. The accounting changes are expected to relate primarily to its leased branches and office space which are currently accounted for as operating leases. Based upon leases that were outstanding as of September 30, 2018, the Company anticipates recognizing a right of use asset and a lease liability related to substantially all the $17.4 million of operating lease commitments summarized in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q. However, the lease commitments requiring balance sheet recognition continue to be evaluated. Management anticipates that the addition of the right of use asset will decrease the Company’s risk-based capital ratios but does not believe the impact will be material. Other aspects of the amendments are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this ASU will not impact the Company’s Consolidated Financial Statements, as it has always amortized premiums to the first call date.

In June 2018, the FASB issued ASU 2018-06, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company will adopt this ASU effective January 1, 2019. The amendments are not expected to have an impact on the Company’s Consolidated Financial Statements because it does not have any stock-based payment awards currently outstanding to nonemployees.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments represent changes to clarify, correct errors in, or make improvements to the Accounting Standards Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments include those made to: Subtopic 220-10, Income Statement- Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940-405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The transition and effective date guidance of these amendments are based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. Management is reviewing each subtopic impacted by the amendments to determine their applicability and potential impact to the Company’s Consolidated Financial Statements but does not currently believe they will have a material impact.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (Topic 842). These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02, including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Management is reviewing the amendments to determine what impact, if any, they will have beyond the impact that existing, but not-yet-adopted, amendments under Topic 842 will have on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU No. 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in ASU No. 2018-11 must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. Management expects to elect both transition options. The amendments are not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, however, entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. For all other entities, the amendments are effective for annual periods beginning after December 15, 2020, and interim periods in annual periods beginning after December 15, 2021. Early adoption is permitted. Management is reviewing these amendments with respect to its use of software solutions for its operations, which are fairly extensive, to determine the possible impact but does not currently believe they will have a material impact to its Consolidated Financial Statements.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $4,893,000 and $8,782,000 during the three and nine months ended September 30, 2018, respectively, and $2,660,000 and $7,967,000 during the three and nine months ended September 30, 2017, respectively.

Other Real Estate Owned and repossessed assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for loan losses subsequent to foreclosure or repossession. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $228,000 and $581,000 was recognized for the three and nine months ended September 30, 2018, respectively, and $20,000 and $56,000 for the three and nine months ended September 30, 2017, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO and repossessed assets are classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $360,000 foreclosed and classified as OREO as of September 30, 2018 compared to none as of December 31, 2017.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury and government agencies	$-	$74,278	$-	$74,278
Mortgage-backed securities	-	298,824	-	298,824
State and municipal securities	-	112,698	-	112,698
Corporate debt	-	85,696	6,525	92,221
Total assets at fair value	$-	$571,496	$6,525	$578,021

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury and government agencies	$-	$55,356	$-	$55,356
Mortgage-backed securities	-	276,498	-	276,498
State and municipal securities	-	134,849	-	134,849
Corporate debt	-	64,877	6,500	71,377
Total assets at fair value	$-	$531,580	$6,500	$538,080

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$30,932	$30,932
Other real estate owned and repossessed assets	-	-	5,714	5,714
Total assets at fair value	$-	$-	$36,646	$36,646

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$34,901	$34,901
Other real estate owned and repossessed assets	-	-	6,701	6,701
Total assets at fair value	$-	$-	$41,602	$41,602

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

Bank owned life insurance contracts: The carrying amounts in the statements of financial condition approximate these assets’ fair value.

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$136,788	$136,788	$238,062	$238,062

Level 2 inputs:
Available for sale debt securities	571,496	571,496	531,580	531,580
Equity securities	889	889	1,034	1,034
Federal funds sold	229,033	229,033	239,524	239,524
Mortgage loans held for sale	5,277	5,277	4,459	4,459
Bank-owned life insurance contracts	129,869	129,869	127,519	127,519

Level 3 inputs:
Available for sale debt securities	6,525	6,525	6,500	6,500
Held to maturity debt securities	250	250	250	250
Loans, net	6,265,720	6,174,697	5,756,954	5,712,441

Financial liabilities:
Level 2 inputs:
Deposits	$6,505,351	$6,497,244	$6,091,674	$6,086,085
Federal funds purchased	246,094	246,094	301,797	301,797
Other borrowings	64,657	64,601	64,832	65,921

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2018, and events which occurred subsequent to September 30, 2018 but were not recognized in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and September 30, 2017.

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

Overview

As of September 30, 2018, we had consolidated total assets of $7.52 billion, up $435.4 million, or 6.1%, when compared to consolidated assets of $7.08 billion at December 31, 2017. Total loans were $6.36 billion at September 30, 2018, up $512.3 million, or 8.8%, from $5.85 billion at December 31, 2017. Total deposits were $6.51 billion at September 30, 2018, up $413.7 million, or 6.8%, from $6.09 billion at December 31, 2017.

Net income available to common stockholders for the three months ended September 30, 2018 was $34.6 million, an increase of $9.3 million, or 36.8%, from $25.3 million for the corresponding period in 2017. Basic and diluted earnings per common share were $0.65 and $0.64, respectively, for the three months ended September 30, 2018, compared to basic and diluted earnings per common share of $0.48 and $0.47 for the corresponding period in 2017.

Net income available to common stockholders for the nine months ended September 30, 2018 was $100.7 million, an increase of $28.8 million, or 40.0%, from $71.9 million for the corresponding period in 2017. Basic and diluted earnings per common share were $1.89 and $1.86, respectively, for the nine months ended September 30, 2018, compared to $1.36 and $1.33, respectively, for the corresponding period in 2017.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2018, we had $229.0 million in federal funds sold, compared to $239.5 million at December 31, 2017. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2018, we had $57.6 million in balances at the Federal Reserve, compared to $150.3 million at December 31, 2017. We disbursed funds that we would have otherwise had on deposit at the Federal Reserve to correspondent banks due to higher interest rates paid by those banks.

Debt Securities

Debt securities available for sale totaled $578.0 million at September 30, 2018 and $538.1 million at December 31, 2017. We had pay downs of $39.4 million on mortgage-backed securities, maturities of $14.8 million on municipal and corporate securities, and calls of $6.4 million on municipal securities and subordinated notes during the nine months ended September 30, 2018. We purchased $70.9 million in mortgage-backed securities, $27.6 million in municipal and corporate securities and $22.8 million of U.S. Treasury and government sponsored agency during the first nine months of 2018.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2018 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

All securities held are traded in liquid markets. As of September 30, 2018, we owned restricted securities of First National Bankers Bank with an aggregate book value and market value of $0.4 million. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity.

The Bank does not invest in collateralized debt obligations (“CDOs”). We have $92.2 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2018 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $307.1 million and $284.2 million as of September 30, 2018 and December 31, 2017, respectively.

Loans

We had total loans of $6.36 billion at September 30, 2018, an increase of $512.3 million, or 8.8%, compared to $5.85 billion at December 31, 2017. At September 30, 2018, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	41.8%
Dothan, AL MSA	9.6%
Huntsville, AL MSA	9.2%
Mobile, AL MSA	6.5%
Montgomery, AL MSA	5.9%
Total Alabama MSAs	73.0%
Pensacola-Ferry Pass-Brent, FL MSA	6.1%
Tampa-St. Petersburg-Clearwater, FL MSA	2.9%
Total Florida MSAs	9.0%
Atlanta-Sandy Springs-Roswell, GA MSA	4.8%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	9.4%
Charleston-North Charleston, SC MSA	3.7%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at September 30, 2018.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

		Percentage of loans
		in each category
September 30, 2018	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$39,101	38.95%
Real estate - construction	3,934	8.54%
Real estate - mortgage	23,329	51.51%
Consumer	515	1.00%
Total	$66,879	100.00%

		Percentage of loans
		in each category
December 31, 2017	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$32,880	38.96%
Real estate - construction	4,989	9.93%
Real estate - mortgage	21,022	50.05%
Consumer	515	1.06%
Total	$59,406	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $4.1 million to $14.9 million at September 30, 2018, compared to $10.8 million at December 31, 2017. Of this total, nonaccrual loans of $9.2 million at September 30, 2018, represented a net decrease of $1.6 million from nonaccrual loans at December 31, 2017. Excluding credit card accounts, there were five loans 90 or more days past due and still accruing totaling $5.6 million, compared to no loans 90 or more days past due and still accruing at December 31, 2017. This increase primarily relates to one commercial real estate mortgage loan totaling $5.0 million which is well-collateralized and is actively in the process of collection. Troubled Debt Restructurings (“TDR”) at September 30, 2018 and December 31, 2017 were $16.6 million and $20.6 million, respectively. There was one loan newly classified as TDR totaling $0.1 million and nine renewals of existing TDRs totaling $12.7 million for the three and nine months ended September 30, 2018. One relationship totaling $12.7 million consisting of nine loans, was newly classified as TDR during the second quarter of 2017. These TDRs are the result of term extensions rather than interest rate reductions or forgiveness of debt.

OREO and repossessed assets decreased to $5.7 million at September 30, 2018, from $6.7 million at December 31, 2017. The total number of OREO and repossessed asset accounts increased to 13 at September 30, 2018, compared to 12 at December 31, 2017. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Balance at beginning of period	$6,701	$4,988
Transfers from loans and capitalized expenses	1,206	586
Proceeds from sales	(1,572)	(1,529)
Internally financed sales	(130)	(185)
Write-downs / net gain (loss) on sales	(491)	28
Balance at end of period	$5,714	$3,888

The following table summarizes our nonperforming assets and TDRs at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$8,499	17	$9,712	18
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	153	2	556	2
1-4 family mortgage	501	2	459	2
Other mortgage	-	-	-	-
Total real estate - mortgage	654	4	1,015	4
Consumer	-	-	38	1
Total Nonaccrual loans:	$9,153	21	$10,765	23

90+ days past due and accruing:
Commercial, financial and agricultural	$309	9	$12	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	301	3	-	-
Other mortgage	5,039	1	-	-
Total real estate - mortgage	5,340	4	-	-
Consumer	65	18	48	24
Total 90+ days past due and accruing:	$5,714	31	$60	27

Total Nonperforming Loans:	$14,867	52	$10,825	50

Plus: Other real estate owned and repossessions	5,714	13	6,701	12
Total Nonperforming Assets	$20,581	65	$17,526	62

Restructured accruing loans:
Commercial, financial and agricultural	$9,984	7	$11,438	6
Real estate - construction	997	1	997	1
Real estate - mortgage:
Owner-occupied commercial	3,664	2	3,664	2
1-4 family mortgage	850	1	850	1
Other mortgage	-	-	-	-
Total real estate - mortgage	4,514	3	4,514	3
Consumer	-	-	-	-
Total restructured accruing loans:	$15,495	11	$16,949	10

Total Nonperforming assets and restructured accruing loans	$36,076	76	$34,475	72

Ratios:
Nonperforming loans to total loans	0.23%		0.19%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.32%		0.30%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.57%		0.59%

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

Impaired Loans and Allowance for Loan Losses

As of September 30, 2018, we had impaired loans of $37.7 million, inclusive of nonaccrual loans, a decrease of $2.8 million from $40.5 million as of December 31, 2017. We allocated $6.8 million of our allowance for loan losses at September 30, 2018 to these impaired loans, an increase of $1.2 million compared to $5.6 million as of December 31, 2017. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $37.7 million of impaired loans reported as of September 30, 2018, $23.1 million were commercial, financial and agricultural loans, $1.5 million were real estate construction loans, $13.1 million were real estate mortgage loans and $49,000 were consumer loans.

Deposits

Total deposits were $6.51 billion at September 30, 2018, an increase of $413.7 million, or 6.8%, over $6.09 billion at December 31, 2017. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $246.1 million and $301.8 million at September 30, 2018 and December 31, 2017, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 2.09% for the quarter ended September 30, 2018. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2018, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $692.7 million. Additionally, the Bank had additional borrowing availability of approximately $522.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

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

The following table reflects the contractual maturities of our term liabilities as of September 30, 2018. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$5,849,136	$-	$-	$-	$-
Certificates of deposit (2)	656,215	381,981	170,170	104,013	51
Federal funds purchased	246,094	246,094	-	-	-
Subordinated debentures	64,657	-	-	-	64,657
Operating lease commitments	17,191	2,945	5,604	4,631	4,011
Total	$6,833,293	$631,020	$175,774	$108,644	$68,719

(1)	Excludes interest.
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of September 30, 2018, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer is being phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2018, December 31, 2017 and September 30, 2017:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:	(Dollars in thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$676,506	10.08%	$302,011	4.50%	N/A	N/A
ServisFirst Bank	740,140	11.03%	301,997	4.50%	$436,219	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	677,008	10.09%	402,682	6.00%	N/A	N/A
ServisFirst Bank	740,642	11.04%	402,663	6.00%	536,884	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	809,044	12.05%	536,909	8.00%	N/A	N/A
ServisFirst Bank	808,021	12.04%	536,884	8.00%	671,105	10.00
Tier 1 Capital to Average Assets:
Consolidated	677,008	9.28%	291,724	4.00%	N/A	N/A
ServisFirst Bank	740,642	10.16%	291,709	4.00%	364,637	5.00%

As of December 31, 2017:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$593,111	9.51%	$280,553	4.50%	N/A	N/A
ServisFirst Bank	651,201	10.45%	280,523	4.50%	$405,199	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	593,613	9.52%	374,070	6.00%	N/A	N/A
ServisFirst Bank	651,703	10.45%	374,030	6.00%	498,707	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	718,151	11.52%	498,760	8.00%	N/A	N/A
ServisFirst Bank	711,609	11.42%	498,707	8.00%	623,384	10.00%
Tier 1 Capital to Average Assets:
Consolidated	593,613	8.51%	278,970	4.00%	N/A	N/A
ServisFirst Bank	651,703	9.35%	278,954	4.00%	348,693	5.00%

As of September 30, 2017:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$574,296	9.60%	$269,204	4.50%	N/A	N/A
ServisFirst Bank	629,146	10.52%	269,172	4.50%	$388,803	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	574,798	9.61%	358,938	6.00%	N/A	N/A
ServisFirst Bank	629,648	10.53%	358,896	6.00%	478,527	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	688,432	11.51%	478,584	8.00%	N/A	N/A
ServisFirst Bank	688,607	11.51%	478,527	8.00%	598,159	10.00%
Tier 1 Capital to Average Assets:
Consolidated	574,798	8.91%	257,939	4.00%	N/A	N/A
ServisFirst Bank	629,648	9.76%	258,498	4.00%	323,123	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2018, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $0.4 million as of September 30, 2018 and December 31, 2017 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2018 are as follows:

September 30, 2018
(In Thousands)
Commitments to extend credit	$1,936,656
Credit card arrangements	181,929
Standby letters of credit	33,265
$2,151,850

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2018 was $34.6 million compared to net income and net income available to common stockholders of $25.3 million, respectively, for the three months ended September 30, 2017. Net income and net income available to common stockholders for the nine months ended September 30, 2018 was $100.7 million compared to net income and net income available to common stockholders of $71.9 million for the nine months ended September 30, 2017. The increase in net income for the three months ended September 30, 2018 over the same period in 2017 was primarily attributable to a $8.5 million increase in net interest income resulting from growth in earning assets, a $0.8 million increase in non-interest income, led by increased credit card income, and a $3.5 million decrease in provision for income taxes resulting from the passage of the Tax Cuts and Jobs Act in December 2017. The same key drivers contributed to the increase in net income for the nine months ended September 30, 2018 compared to 2017 resulting in a $27.8 million increase in net interest income, a $1.8 million increase in non-interest income and a $5.9 million decrease in provision for income taxes. Increases in non-interest expense of $1.6 million and $6.0 million, respectively, for the three and nine months ended September 30, 2018 compared to 2017 partially offset increases in income.

Basic and diluted net income per common share were $0.65 and $0.64, respectively, for the three months ended September 30, 2018, compared to $0.48 and $0.47, respectively, for the corresponding period in 2017. Basic and diluted net income per common share were $1.89 and $1.86, respectively, for the nine months ended September 30, 2018, compared to $1.36 and $1.33, respectively, for the corresponding period in 2017. Return on average assets for the three and nine months ended September 30, 2018 was 1.87% and 1.90%, respectively, compared to 1.55% and 1.52%, respectively, for the corresponding periods in 2017. Return on average common stockholders’ equity for the three and nine months ended September 30, 2018 was 20.42% and 20.88% compared to 17.28% and 17.24%, respectively, for the corresponding periods in 2017.

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

Taxable-equivalent net interest income increased $8.1 million, or 13.7%, to $67.0 million for the three months ended September 30, 2018 compared to $58.9 million for the corresponding period in 2017, and increased $30.5 million, or 18.2%, to $194.2 million for the nine months ended September 30, 2018 compared to $167.5 million for the corresponding period in 2017. This increase was primarily attributable to growth in average earning assets, which increased $858.4 million, or 13.9%, from the third quarter of 2017 to the third quarter of 2018, and $771.8 million, or 12.7%, from the nine months ended September 30, 2017 to the same period in 2018. The taxable-equivalent yield on interest-earning assets increased to 4.74% for the three months ended September 30, 2018 from 4.37% for the corresponding period in 2017, and increased to 4.63% for the nine months ended September 30, 2018 from 4.23% for the corresponding period in 2017. The yield on loans for the three months ended September 30, 2018 was 5.03% compared to 4.66% for the corresponding period in 2017, and 4.92% compared to 4.58% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The cost of total interest-bearing liabilities increased to 1.33% for the three months ended September 30, 2018 compared to 0.81% for the corresponding period in 2017, and increased to 1.14% for the nine months ended September 30, 2018 from 0.74% for the corresponding period in 2017. Net interest margin for the three months ended September 30, 2018 was 3.77% compared to 3.77% for the corresponding period in 2017, and 3.80% for the nine months ended September 30, 2018 compared to 3.69% for the corresponding period in 2017.

The following tables show, for the three and nine months ended September 30, 2018 and September 30, 2017, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended September 30,

(In thousands, except Average Yields and Rates)

	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$6,203,372	$78,702	5.03%	$5,407,109	$63,519	4.66%
Tax-exempt (3)	30,005	298	3.94	33,357	435	5.17
Total loans, net of unearned income	6,233,377	79,000	5.03	5,440,466	63,954	4.66
Mortgage loans held for sale	3,538	37	4.15	4,862	43	3.51
Investment securities:
Taxable	482,571	3,276	2.72	385,431	2,287	2.37
Tax-exempt (3)	105,592	646	2.45	131,478	1,097	3.34
Total investment securities (4)	588,163	3,922	2.67	516,909	3,384	2.62
Federal funds sold	163,453	892	2.17	111,175	378	1.35
Equity securities	993	7	2.80	1,030	9	3.47
Interest-bearing balances with banks	61,867	309	1.98	118,510	379	1.27
Total interest-earning assets	$7,051,391	$84,167	4.74%	$6,192,952	$68,147	4.37%
Non-interest-earning assets:
Cash and due from banks	76,800			65,457
Net fixed assets and equipment	58,873			54,727
Allowance for loan losses, accrued interest and other assets	127,850			151,786
Total assets	$7,314,914			6,464,922

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$819,807	$1,378	0.67%	$800,437	$849	0.42%
Savings deposits	53,835	70	0.52	48,313	37	0.30
Money market accounts	3,305,293	11,087	1.33	2,774,061	5,170	0.74
Time deposits	643,260	2,675	1.65	546,020	1,518	1.10
Total interest-bearing deposits	4,822,195	15,210	1.25	4,168,831	7,574	0.72
Federal funds purchased	229,016	1,204	2.09	282,806	954	1.34
Other borrowings	64,652	781	4.79	55,034	717	5.17
Total interest-bearing liabilities	$5,115,863	$17,195	1.33%	$4,506,671	$9,245	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,511,410			1,363,207
Other liabilities	16,333			15,070
Stockholders' equity	678,839			578,626
Accumulated other comprehensive (loss) income	(7,531)			1,348
Total liabilities and stockholders' equity	$7,314,914			$6,464,922
Net interest income		$66,972			$58,902
Net interest spread			3.41%			3.56%
Net interest margin			3.77%			3.77%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $985 and $749 are included in interest income in the third quarter of 2018 and 2017, respectively.
(2)	Accretion on acquired loan discounts of $22 and $107 are included in interest income in the third quarter of 2018 and 2017, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% for the third quarter of 2018 and 35% for the second quarter of 2017.
(4)	Unrealized (losses) gains of $(9,590) and $2,072 are excluded from the yield calculation in the third quarter of 2018 and 2017, respectively.
37

	For the Three Months Ended September 30,
	2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,839	$5,344	$15,183
Tax-exempt	(41)	(96)	(137)
Total loans, net of unearned income	9,798	5,248	15,046
Mortgages held for sale	(13)	7	(6)
Debt securities:
Taxable	629	360	989
Tax-exempt	(191)	(260)	(451)
Total debt securities	438	100	538
Federal funds sold	225	289	514
Equity securities	-	(2)	(2)
Interest-bearing balances with banks	(228)	158	(70)
Total interest-earning assets	10,220	5,800	16,020

Interest-bearing liabilities:
Interest-bearing demand deposits	21	508	529
Savings	4	29	33
Money market accounts	1,143	4,774	5,917
Time deposits	305	852	1,157
Total interest-bearing deposits	1,473	6,163	7,636
Federal funds purchased	(207)	457	250
Other borrowed funds	119	(55)	64
Total interest-bearing liabilities	1,385	6,565	7,950
Increase in net interest income	$8,835	$(765)	$8,070

Increases in average rates paid on interest-bearing deposits drive unfavorable rate component change while growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Nine Months Ended September 30,

(In thousands, except Average Yields and Rates)

	2018			2017
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$6,004,367	$221,350	4.93%	$5,193,860	$178,311	4.59%
Tax-exempt (3)	32,180	960	3.98	33,963	1,257	4.93
Total loans, net of unearned income	6,036,547	222,310	4.92	5,227,823	179,568	4.58
Mortgage loans held for sale	3,668	118	4.30	5,483	158	3.85
Investment securities:
Taxable	464,870	9,146	2.62	381,157	6,646	2.32
Tax-exempt (3)	112,615	2,148	2.54	132,545	3,373	3.39
Total investment securities (4)	577,485	11,294	2.61	513,702	10,019	2.60
Federal funds sold	145,730	2,137	1.96	147,626	1,185	1.07
Equity securities	1,015	14	1.84	1,030	39	5.06
Interest-bearing balances with banks	77,073	1,018	1.77	174,040	1,252	0.96
Total interest-earning assets	$6,841,518	$236,891	4.63%	$6,069,704	$192,221	4.23%
Non-interest-earning assets:
Cash and due from banks	71,131			64,704
Net fixed assets and equipment	59,278			49,796
Allowance for loan losses, accrued interest and other assets	132,656			144,499
Total assets	$7,104,583			$6,328,703

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$848,595	$3,668	0.58%	$789,916	$2,348	0.40%
Savings deposits	53,984	158	0.39	48,967	113	0.31
Money market accounts	3,141,707	26,297	1.12	2,678,993	13,143	0.66
Time deposits (5)	605,765	6,422	1.42	537,806	4,273	1.06
Total interest-bearing deposits	4,650,051	36,545	1.05	4,055,682	19,877	0.66
Federal funds purchased	273,543	3,754	1.83	326,017	2,653	1.09
Other borrowings	64,718	2,343	4.84	55,134	2,150	5.21
Total interest-bearing liabilities	$4,988,312	$42,642	1.14%	$4,436,833	$24,680	0.74%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,457,054			1,319,695
Other liabilities	14,696			14,637
Stockholders' equity	650,527			556,952
Accumulated other comprehensive (loss) income	(6,006)			586
Total liabilities and stockholders' equity	$7,104,583			$6,328,703
Net interest income		$194,249			$167,541
Net interest spread			3.49%			3.49%
Net interest margin			3.80%			3.69%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $2,725 and $2,376 are included in interest income in 2018 and 2017, respectively.
(2)	Accretion on acquired loan discounts of $147 and $374 are included in interest income in 2018 and 2017, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% in 2018 and 35% in 2017.
(4)	Unrealized (losses) gains of $(7,658) and $304 are excluded from the yield calculation in 2018 and 2017, respectively.
(5)	Accretion on acquired CD premiums of $32 are included in interest expense in 2017.

	For the Nine Months Ended September 30,
	2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$29,220	$13,819	$43,039
Tax-exempt	(63)	(234)	(297)
Total loans, net of unearned income	29,157	13,585	42,742
Mortgages held for sale	(56)	16	(40)
Debt securities:
Taxable	1,578	922	2,500
Tax-exempt	(459)	(766)	(1,225)
Total debt securities	1,119	156	1,275
Federal funds sold	(15)	967	952
Equity securities	(1)	(24)	(25)
Interest-bearing balances with banks	(931)	697	(234)
Total interest-earning assets	29,273	15,397	44,670

Interest-bearing liabilities:
Interest-bearing demand deposits	185	1,135	1,320
Savings	13	32	45
Money market accounts	2,585	10,569	13,154
Time deposits	589	1,560	2,149
Total interest-bearing deposits	3,372	13,296	16,668
Federal funds purchased	(483)	1,584	1,101
Other borrowed funds	355	(162)	193
Total interest-bearing liabilities	3,244	14,718	17,962
Increase in net interest income	$26,029	$679	$26,708

Increases in the average rate paid on interest-bearing deposits drive unfavorable rate component change while growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2018, total loans rated Special Mention, Substandard, and Doubtful were $136.1 million, or 2.1% of total loans, compared to $99.8 million, or 1.7% of total loans, at December 31, 2017. Impaired loans are reviewed specifically and separately to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $6.6 million for the three months ended September 30, 2018, an increase of $1.8 million from $4.8 million for the three months ended September 30, 2017, and was $14.9 million for the nine months ended September 30, 2018, a $0.7 million increase compared to $14.2 million for the nine months ended September 30, 2017. Net credit charge-offs to quarter-to-date average loans increased 15 basis points to 0.25% for the third quarter of 2018 compared to 0.10% for the corresponding period in 2017 and decreased 3 basis points to 0.16% for the nine months ended September 30, 2018 compared to 0.19% for the corresponding period in 2017. Nonperforming loans increased to $14.9 million, or 0.23% of total loans, at September 30, 2018 from $10.8 million, or 0.19% of total loans, at December 31, 2017, and were $14.9 million, or 0.26% of total loans, at September 30, 2017. Impaired loans decreased to $37.7 million, or 0.59% of total loans, at September 30, 2018, compared to $40.5 million, or 0.69% of total loans, at December 31, 2017. The allowance for loan losses totaled $66.9 million, or 1.05% of total loans, net of unearned income, at September 30, 2018, compared to $59.4 million, or 1.02% of loans, net of unearned income, at December 31, 2017.

Noninterest Income

Noninterest income totaled $5.6 million for the three months ended September 30, 2018, an increase of $801,000, or 16.7%, compared to the corresponding period in 2017, and totaled $15.9 million for the nine months ended September 30, 2018, an increase of $1.8 million, or 12.6%, compared to the corresponding period in 2017. Mortgage banking income decreased $189,000, or 19.3%, to $789,000 for the three months ended September 30, 2018 compared to $978,000 for the same period in 2017, and decreased $845,000, or 28.7%, to $2.1 million for the nine months ended September 30, 2018 compared to $2.9 million for the same period in 2017. The number of loans originated during the third quarter of 2018 decreased approximately 5% when compared to the same quarter in 2017 due to slower refinance activity. Credit card income increased $689,000 to $1.8 million for the three months ended September 30, 2018 compared to $1.1 million for the same period in 2017, and increased $1.7 million to $5.2 million for the nine months ended September 30, 2018 compared to $3.5 million for the same period in 2017. The amount of purchases on cards increased by approximately 21% during the third quarter of 2018 compared to the third quarter of 2017.

Noninterest Expense

Noninterest expense totaled $23.2 million for the three months ended September 30, 2018, an increase of $1.7 million, or 7.7%, compared to $21.5 million for the same period in 2017, and totaled $70.7 million for the nine months ended September 30, 2018, an increase of $6.0 million, or 9.3%, compared to $64.6 million for the same period in 2017.

Details of expenses are as follows:

•	Salary and benefit expense increased $642,000, or 5.2%, to $13.1 million for the three months ended September 30, 2018 from $12.4 million for the same period in 2017, and increased $3.3 million, or 9.1%, to $39.5 million for the nine months ended September 30, 2018 from $36.2 million for the same period in 2017. Total employees increased from 438 as of September 30, 2017 to 460 as of September 30, 2018, or 5.0%.

•	Equipment and occupancy expense increased $246,000, or 12.6%, to $2.2 million for the three months ended September 30, 2018 from $1.9 million for the corresponding period in 2017, and decreased $192,000, or 3.0%, to $6.3 million from $6.5 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017. A decrease in rental payments more than offset increased depreciation expense resulting from our fourth quarter 2017 move from our previous headquarters building, which was leased, to our new headquarters building, which is owned.

•	Professional services expense increased $48,000 to $853,000 for the three months ended September 30, 2018 compared to the same period in 2017, and increased $198,000 to $2.6 million for the nine months ended September 30, 2018 compared to the same period in 2017. Increases were primarily the result of increased internal audit fees and asset/liability consulting.

•	FDIC and other regulatory assessments decreased $135,000 to $675,000 for the three months ended September 30, 2018 compared to the same period in 2017, and increased $79,000 to $3.0 million for the nine months ended September 30, 2018 compared to the same period in 2017. Our assessment rates have come down during the past few quarters as the bank insurance fund (“BIF”) balance of the FDIC nears its targeted levels.

•	OREO expense increased to $289,000 for the three months ended September 30, 2018 compared to only $31,000 for the same period in 2017, and increased to $765,000 for the nine months ended September 30, 2018 compared to $163,000 for the same period in 2017. We incurred some costs to excavate raw land in our Atlanta market in preparation to sell it and also wrote down the value of a commercial building in Birmingham based on a recent appraisal.

•	Other operating expenses increased $594,000 to $6.1 million for the three months ended September 30, 2018 compared to the same period in 2017, and increased $2.1 million to $18.6 million for the nine months ended September 30, 2018 compared to the same period in 2017. Increases in data processing costs, credit card processing expenses and increases in bank service charges related to our correspondent banking activities contributed to the increase in other operating expenses.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2018 compared to the same periods in 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ change	% change	2018	2017	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,595	$1,467	$128	8.7%	$4,833	$4,203	$630	15.0%
Mortgage banking	789	978	(189)	(19.3)%	2,096	2,941	(845)	(28.7)%
Credit card income	1,838	1,149	689	60.0%	5,172	3,517	1,655	47.1%
Securities gains	186	-	186	NM	190	-	190	NM
Increase in cash surrender value life insurance	787	825	(38)	(4.6)%	2,350	2,334	16	0.7%
Other operating income	396	371	25	6.7%	1,278	1,146	132	11.5%
Total non-interest income	$5,591	$4,790	$801	16.7%	$15,919	$14,141	$1,778	12.6%

Non-interest expense:
Salaries and employee benefits	$13,070	$12,428	$642	5.2%	$39,464	$36,172	$3,292	9.1%
Equipment and occupancy expense	2,193	1,947	246	12.6%	6,260	6,452	(192)	(3.0)%
Professional services	853	805	48	6.0%	2,582	2,384	198	8.3%
FDIC and other regulatory assessments	675	810	(135)	(16.7)%	2,967	2,888	79	2.7%
OREO expense	289	31	258	832.3%	765	163	602	369.3%
Other operating expense	6,070	5,476	594	10.8%	18,634	16,580	2,054	12.4%
Total non-interest expense	$23,150	$21,497	$1,653	7.7%	$70,672	$64,639	$6,033	9.3%

Income Tax Expense

Income tax expense was $8.1 million for the three months ended September 30, 2018 versus $11.6 million for the same period in 2017, and was $23.5 million for the nine months ended September 30, 2018 compared to $29.4 million for the same period in 2017. Lower corporate income tax rates resulting from the passage of the Tax Cuts and Jobs Act in December 2017 has resulted in lower effective tax rates. Our effective tax rate for the three and nine months ended September 30, 2018 was 19.0% and 18.9%, respectively, compared to 31.5% and 29.0% for the corresponding periods in 2017, respectively. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2018 of $539,000 and $2.4 million, respectively, compared to $757,000 and $4.3 million during the three and nine months ended September 30, 2017, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2018. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
10.01	Second Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan, which was filed as exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2018
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: October 30, 2018	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 30, 2018	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

