Form 10-K
period 2018-12-31
ServisFirst Bancshares, Inc.
filed 2019-02-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Yes ☐  No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $41.73 per share of Common Stock, was $1,882,356,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 25, 2019
Common stock, $.001 par value	53,475,208

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2014, 2015, 2016, 2017 and 2018 mean our fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 20 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston, Mobile and Baldwin Counties of Alabama, Escambia and Hillsborough Counties of Florida, Cobb and Douglas Counties of Georgia, Charleston County, South Carolina and Davidson County, Tennessee, which are located in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. We also operate a loan production office in Fort Walton, Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2018, we had total assets of approximately $8.0 billion, total loans of approximately $6.5 billion, total deposits of approximately $6.9 billion and total stockholders’ equity of approximately $715.2 million.

We operate our bank using a simple business model based on organic loan and deposit growth, generated through high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. This decentralized decision-making process allows individual lending officers varying levels of lending authority, based on the experience of the individual officer. When the total amount of loans to a borrower exceeds an officer’s lending authority, further approval must be obtained by the applicable regional chief executive officer (G. Carlton Barker – Montgomery, Andrew N. Kattos – Huntsville, B. Harrison Morris, III – Dothan, Rex D. McKinney – Pensacola, W. Bibb Lamar, Jr. – Mobile, Thomas G. Trouche – Charleston, J. Harold Clemmer – Atlanta, Bradford A. Vieira – Nashville or Gregory W. Bryant – Tampa Bay) and/or our senior management team. Rather than relying on a more traditional retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services.

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

Certain of our subsidiaries hold and manage participations in residential mortgages and commercial real estate loans originated by our bank in Alabama, Florida, Georgia and Tennessee, respectively, and have elected to be treated as real estate investment trusts, or REITs, for U.S. income tax purposes. Each of these entities is consolidated into the Company.

As a bank holding company, we are subject to regulation by the Federal Reserve. We are required to file reports with the Federal Reserve and are subject to regular examinations by that agency.

History

Our bank was founded by our President and Chief Executive Officer, Thomas A. Broughton, III, and commenced banking operations in May 2005 following an initial capital raise of $35 million, the largest capital raise by a de novo bank in the history of Alabama. We were incorporated as a Delaware corporation in August 2007 for the purpose of acquiring all of the common stock of our bank and, in November 2007, our holding company became the sole shareholder of the bank by virtue of a plan of reorganization and agreement of merger. In May 2008, following our filing of a registration statement on Form 10 with the SEC, we became a reporting company within the meaning of the Exchange Act. On May 19, 2014, we completed our initial public offering of our common stock.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 350 community banks located in 16 states throughout the southern United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2018, our branches averaged approximately $345.8 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 38% of our total loan portfolio as of December 31, 2018.

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

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2018, we had expanded into nine additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

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

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2008 to 2018 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2018	2008	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$31.6	$19.3	5.05%
Madison County, Alabama	7.2	5.2	3.31%
Montgomery County, Alabama	6.4	5.6	1.34%
Houston County, Alabama	2.6	1.8	3.75%
Mobile County, Alabama	7.1	5.4	2.77%
Escambia County, Florida	5.7	3.8	4.17%
Hillsborough County, Florida	31.7	20.2	4.61%
Cobb County, Georgia	15.2	10.7	3.57%
Douglas County, Georgia	1.6	1.4	1.34%
Charleston County, South Carolina	11.1	7.3	4.23%
Davidson County, Tennessee	35.6	16.8	7.80%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2018 (the most recent date such numbers were reported by the FDIC), as reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$2,674.3	$37,728.1	4	7.09%
Huntsville MSA	2	762.8	7,961.1	3	9.58%
Montgomery MSA	2	563.1	7,938.6	6	7.09%
Dothan MSA	2	511.1	3,280.6	1	15.58%
Mobile MSA	2	272.6	7,112.7	8	3.83%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	366.4	7,191.2	7	5.10%
Tampa-St. Petersburg-Clearwater MSA	1	128.9	85,159.1	38	0.15%
Georgia:
Atlanta-Sandy Springs-Roswell MSA	3	345.1	173,054.6	31	0.20%
South Carolina:
Charleston-North Charleston MSA	1	141.2	13,918.5	16	1.01%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	318.0	61,450.6	25	0.52%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2018, as reported by the FDIC:

Alabama	54.4%
Florida	6.4%
Georgia	6.7%
South Carolina	12.9%
Tennessee	23.0%

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

Loan Approval and Review

Our loan approval policies set various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, further approval, up to $5.0 million secured, must be obtained from the Regional CEO and/or our senior management team, based on our loan policies.

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans decreased $47.7 million to $533.2 million at December 31, 2018. Our allocation of loan loss reserve for these loans decreased $1.5 million to $3.5 million at December 31, 2018 compared to $5.0 million at the end 2017. There were no charge-offs on construction loans during 2018 compared to $0.1 million for 2017, and the overall quality of the construction loan portfolio has improved with $1.4 million rated as substandard at December 31, 2018 compared to $1.5 million at December 31, 2017.

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

Commitments and Contingencies

As of December 31, 2018, we had commitments to extend credit beyond current fundings of approximately $2.0 billion, had issued standby letters of credit in the amount of approximately $40.6 million, and had commitments for credit card arrangements of approximately $173.6 million.

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

Our net loan losses to average total loans decreased to 0.20% for the year ended December 31, 2018 from 0.29% for the year ended December 31, 2017, which was up from 0.11% for the year ended December 31, 2016. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2018, we had $21.9 million of non-accrual loans. We have allocated approximately $3.5 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, $39.0 million to commercial and industrial loans, $25.5 million to real estate mortgage loans and $0.6 million to consumer loans and have a total loan loss reserve as of December 31, 2018 of $68.6 million. The loan loss reserve methodology incorporates qualitative factors which are based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2018.

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

Employees

We had 473 employees as of December 31, 2018. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Supervision and Regulation

Both we and our bank are subject to extensive state and federal banking laws and regulations that impose restrictions on, and provide for general regulatory oversight of, our operations. These laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy and liquidity requirements. These laws and regulations generally are intended to protect customers (including depositors), the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. The consequences of noncompliance with these, or other applicable laws or regulations, can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive supervision and periodic examination by, amount other regulatory bodies, the Federal Reserve, the FDIC and the Alabama State Banking Department (the “Alabama Banking Department”). These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors.

The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity and take enforcement action, including the imposition of substantial monetary penalties and nonmonetary requirements, against a regulated entity where the relevant agency determines, amount other things, that such operations fail to comply with applicable law or regulations or are conducted in an unsafe or unsound manner. This supervisory framework, including the examination reports and supervisory ratings (which are not publicly available) of the agencies, could materially impact the conduct, growth and profitability of our operations.

The following discussion describes select material elements of the regulatory framework that applies to us. The description is not intended to summarize all laws, regulations and supervisory policies applicable to us and is qualified in its entirety by reference to the full text of the statutes, regulations and supervisory policies described.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed in the section below titled “Supervision and Regulation—Bank Supervision and Regulation – Capital Adequacy” and the consideration of convenience and needs of the community to be served includes the institution’s performance under the Community Reinvestment Act.

Under the interstate banking and branching sections of the BHC Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Alabama may purchase a bank located outside of Alabama. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Alabama may purchase a bank located inside Alabama. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

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

Permissible Activities Under the BHC Act

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity without posing a substantial risk to the safety and soundness of a depository institution or to the financial system generally. The BHC Act expressly lists the following activities as financial in nature: lending, trust and other banking activities; insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state; providing financial, investment, or advisory services; issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; underwriting, dealing in or making a market in securities; other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks; activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad; merchant banking through securities or insurance affiliates; and insurance company portfolio investments. For us to qualify to become a financial holding company, the bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a Community Reinvestment Act (“CRA”) rating of at least “satisfactory”. Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to act as a source of financial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

Bank Supervision and Regulation

Generally

The bank is an Alabama state-chartered bank and, as such, is subject to examination and regulation by the Alabama Banking Department. The bank is not a member of the Federal Reserve System but is subject to various regulations and requirements promulgated by the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission, the Financial Crimes Enforcement Network, the Office of Foreign Assets Control (“OFAC”), and other federal regulatory agencies. State non-member banks are, in addition to regulation by the applicable state regulatory authority, subject to supervision and regular examination by the FDIC. The FDIC and the Alabama Banking Department regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. Additionally, the bank’s deposits are insured by the FDIC to the maximum extent provided by law. The extensive state and federal banking laws and regulations to which the bank is subject are generally intended to protect the bank’s customers (including depositors), the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. The following discussion describes the material elements of the regulatory framework that applies to the bank.

Branching

Under current Alabama law, and subject to applicable FDIC rules and regulations, the bank may open branch offices throughout Alabama with the prior approval of the Alabama Banking Department. In addition, with prior regulatory approval, the bank may acquire branches of existing banks located in Alabama. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by acquiring a branch of an existing institution or by setting up a new branch, without merging with an existing institution in the target state, if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states. We opened our initial offices in Pensacola, Florida, Nashville, Tennessee, Charleston, South Carolina, and Tampa Bay, Florida, using this mechanism.

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. An institution’s assessment rate is assigned by the FDIC on a quarterly basis and is based on a number of factors related to the risk the institution poses to the Deposit Insurance Fund. Those factors include, among other things, the institution’s capital adequacy, liquidity, loan and deposit portfolio characteristics, asset quality, earnings, and rate of growth. For the fourth quarter of 2018, the bank’s assessment rate was set at $0.0117, or $0.0468 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2018, the bank’s FICO assessment was equal to $0.0004, or $0.0016 annually, per $100 of assessment base. The last of the remaining FICO bonds are set to mature in September 2019. Current projections indicate that the last FICO assessment will be collected on the March 29, 2019 FDIC invoice. However, it is possible, although unlikely, that FICO may need to conduct another assessment in June 2019, which would only occur if the March collection does not yield sufficient monies to make the remaining interest payment on the FICO bonds.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund, and the amount the bank pays for deposit insurance is affected not only by the risk the bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. From 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in response to those circumstances, the FDIC took several extraordinary actions, including imposing a one-time special assessment on insured institutions and requiring institutions to prepay quarterly assessments attributable to a three-year period. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will take similar extraordinary actions or otherwise increase deposit insurance assessment levels in the future. Any such future increases could have a negative impact on our bank’s earnings.

On September 30, 2018, the Deposit Insurance Fund reserve ratio reached 1.36 percent. Banks with less than $10 billion in total assets, such as ServisFirst Bank, will receive assessment credits for the portion of their assessments that grew the reserve ratio from 1.15 percent to 1.35 percent. The credit will be applied when the reserve ratio is at least 1.38 percent.

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

Interest Rate Limitations

Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

The bank’s loan and deposit operations are subject to a number of federal consumer protection laws and regulations, including, among others:

•	the Truth-In-Lending Act, as implemented by Regulation Z issued by the CFPB, governing, among other things, the disclosure of credit terms to consumers;

•	the Real Estate Settlement Procedures Act, as implemented by Regulation X issued by the CFPB, prescribing, among other things, requirements in connection with residential mortgage loan applications, settlements, and servicing;

•	the Home Mortgage Disclosure Act, as implemented by Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, as implemented by Regulation B issued by the CFPB, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status, age, or certain other prohibited factors in all aspects of credit transactions, imposing certain requirements regarding credit applications, and prescribing certain disclosure obligations;

•	the Fair Credit Reporting Act, as implemented in part by Regulation V issued by the CFPB, governing the use and provision of information to credit reporting agencies by imposing, among other things, requirements for financial institutions to develop policies and procedures to identify potential identity theft, requirements for entities that furnish information to consumer reporting agencies (which would include the bank) to implement procedures and policies regarding the accuracy and integrity of the furnished information and respond to disputes from consumers regarding credit reporting issues, requirements for mortgage lenders to disclose credit scores to consumers, and limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes;

•	the Fair Debt Collection Practices Act, as implemented in part by Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by debt collectors;

•	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act, as implemented by Regulation E issued by the CFPB, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act, as implemented by Regulation DD issued by the CFPB, governing, among other things, the disclosure of deposit terms to consumers.

Additionally, the Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The Basel III Capital Rules became effective as applied to us and the bank on January 1, 2015, with a phase in period that generally extended from January 1, 2015 through January 1, 2019. We and the bank are currently in compliance with Basel III Capital Rules.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2018, the bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

In the Basel III Capital Rules, the federal banking regulators did not address either the Liquidity Coverage Ratio or the Net Stable Funding Ratio. However, in September 2014, the federal banking agencies adopted final rules implementing a Liquidity Coverage Ratio requirement in the United States for larger banking organizations. In May 2016, the federal banking agencies issued proposed rules implementing a Net Stable Funding Ratio requirement, also for larger U.S. banking organizations, which proposed rule was still pending final approval as of fall 2018. Neither we nor the bank is subject to either set of rules.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $311.9 million in dividends as of December 31, 2018, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. In addition, financial institutions are subject to various state privacy laws that may, among other things, impose data security requirements on all customer information, whether consumer or commercial customer information, and impose data breach notification obligations. The state data breach notification requirements generally apply based on the residence of the consumer and not on the bank’s presence in the state, location of the collateral property, or other variables.

Anti-Terrorism and Money Laundering Legislation

Our bank is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies, or foreign governments sanctioned by the United States. These include the USA Patriot Act, the Bank Secrecy Act, the Money Laundering Control Act, and the requirements of the United States Treasury Department’s Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account or other relationships, including obligations of a depository institution to verify customer identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. They also prohibit us from engaging in transactions with certain designated restricted countries and persons. We are required by our regulators to maintain policies and procedures to comply with the foregoing restrictions.

Failure to comply with these statutes, rules and regulations, or failure to maintain an adequate compliance program, could lead to monetary penalties and reputational damage to our bank. Our banking regulators evaluate the effectiveness of our policies and procedures when determining whether to approve certain proposed banking activities. We believe the policies and procedures implemented by our Board are sufficient to be compliant with these laws.

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

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. In June 2011, the Federal Reserve implemented a rule, which includes a cap of 21 cents plus .05% of the transaction on the interchange fee for debit card issuers with $10 billion or more in assets. Institutions like the bank with less than $10 billion in assets are exempt. However, while the bank is under the $10 billion level that caps income per transaction, the bank has been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks.

Incentive-Based Compensation Arrangements

Our compensation practices are subject to guidance provided by federal banking regulators designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. During May 2016, several financial regulators jointly issued a proposed rule designed to prohibit incentive-based compensation arrangements that could encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. The proposed rule would require incentive-based compensation arrangements to adhere to three basic principles; (1) a balance between risk and reward, (2) effective risk management and controls, and (3) effective governance. It also would require appropriate board of directors (or committee) oversight and recordkeeping and disclosures to the appropriate agency. The proposed rule uses a tiered approach that applies its provisions to covered financial institutions according to the size of the institution.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) was signed into law. In many instances the EGRRCPA increased the Dodd-Frank mandated asset thresholds, to which enhanced supervision and prudential standards are applied. Previously, bank holding companies with assets of $10 billion or more were subject to stress testing.  The asset threshold has been increased to $250 billion.

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

Regulation of Other Agencies

In addition to regulations issued by the Alabama Banking Department and federal banking regulators, we are subject to regulations issued by other state and federal agencies with respect to certain financial products and services we offer and our operations generally. These include, for example, the SEC, various taxing authorities, and various state insurance regulators.

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

Thomas A. Broughton, III (63) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (62) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (subsequently, Wachovia Bank and now Wells Fargo Bank) at its corporate headquarters in Birmingham, in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. During his employment with SouthTrust, Mr. Pouncey oversaw various operational and production functions in its nine-state footprint of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia, and while employed by Wachovia, Mr. Pouncey oversaw various operational and production functions in Alabama, Arizona, Tennessee and Texas.

William M. Foshee (64) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in Decatur, Alabama, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (61) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Henry Abbott (38) – Mr. Abbott has served as Senior Vice President and Chief Credit Officer for us and the bank since April 2018. From 2013 to 2018, he served as Senior Vice President and Chief Credit Officer for our Correspondent Banking Division. Prior to joining us, Mr. Abbott was employed at BB&T from 2004 to 2013 in various senior lending and credit administration roles.

A brief description of the background of each of our regional chief executive officers is set forth below.

J. Harold Clemmer (50) – Mr. Clemmer has served as Executive Vice President and Atlanta President and Chief Executive Officer of the Bank since March, 2018. Prior to joining the Company, Mr. Clemmer held several leadership positions with Fifth Third Bank including Regional President of Tennessee and Regional President of Georgia. Mr. Clemmer has over 25 years of commercial banking experience.

G. Carlton Barker (70) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

Gregory W. Bryant (55) – Mr. Bryant has served as Executive Vice President and Tampa Bay Area President and Chief Executive Officer of the Bank since January 2016. Previously, Mr. Bryant was the President and CEO of Bay Cities Bank in Tampa, Florida from 2000 until its sale to Centennial Bank in October 2015. While at Bay Cities, Mr. Bryant was a member of the bank’s loan committee, compensation committee, audit committee, and ALCO committee. Mr. Bryant also served as the President of Florida Business BancGroup, the parent company of Bay Cities Bank. From 2005 to 2015, Mr. Bryant served as a Director of the Independent Banker’s Bank (Lake Mary, FL), a correspondent bank serving over 100 banks in Florida and South Georgia. While at IBB, Mr. Bryant served on the loan and executive committees. Prior to Bay Cities Bank, Mr. Bryant worked in various management capacities with GE Capital and SouthTrust Bank. Mr. Bryant served as Chair of the Florida Banker’s Association in 2012, and is active in the CEO Council of Tampa Bay and the Greater Tampa Chamber of Commerce.

Andrew N. Kattos (49) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves on the Advisory Board for the Junior League as a Board Member and Finance Committee Member for the Huntsville Hospital Foundation, a member of the University of Alabama in Huntsville College of Business Executive Advisory Board, and a board member for the National Children’s Advocacy Center.

William Bibb Lamar, Jr. (74) – Mr. Lamar has served as the Mobile Regional Chief Executive Officer of the bank since March 2013. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from the University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 16 years and was formerly President of the Alabama Bankers Association.

Rex D. McKinney (56) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Past President of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation, Vice President of the Pensacola Country Club Board of Directors and also a Board Member of the Florida Bankers Association.

B. Harrison Morris, III (42) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Thomas G. Trouche (54) – Mr. Trouche has served as Executive Vice President and Charleston President and Chief Executive Officer of the Bank since December 2014. Prior to joining the Company, Mr. Trouche served in various roles with First Citizens Bank for over 13 years, most recently as their Coastal Division Executive. Mr. Trouche currently serves on the Board of Directors for the American Red Cross, and previously served as Chairman of the Board for Mason Preparatory School in Charleston.

Bradford A. Vieira (43) – Mr. Vieira has served as Executive Vice President and Nashville President and Chief Executive Officer of the Bank since June 2017 and as Senior Vice President and Nashville President since 2013 until his promotion to Nashville CEO. Mr. Vieira began his career in banking with SouthTrust Bank and held several positions in lending and credit. He also was with Fifth Third Bank as a commercial middle market sales manager. Mr. Vieira has been named Power Leader in Finance by the Nashville Business Journal. Under his leadership, ServisFirst Bank was also named a 2017 Best Place to work by the Nashville Business Journal.

ITEM 1A. RISK FACTORS.

Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks identified in this annual report, as well as by other risks we may not have anticipated or viewed as material. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements presented elsewhere by management. The following list identifies and briefly summarizes certain risk factors. This list should not be viewed as complete or comprehensive, and the risks identified below are not the only risks facing our company. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

As of December 31, 2018, 52.4% of our loan portfolio was composed of commercial and consumer real estate loans, of which 60.9% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2018, our 10 largest borrowing relationships totaled $308.5 million in commitments (including unfunded commitments), or approximately 5% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess either the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. Despite the effects of sustained economic weakness, we believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2018 was $68.6 million, or 1.05% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the adoption of ASU 2016-13, as amended, on January 1, 2020 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. Although we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13. The impact of this rule on the Company will depend on whether we elect to phase in the impact of the standard. See Note 1 – Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loans in excess of $5.0 million and every loan internally risk-graded as special mention or below are reviewed by our centralized credit administration department in Birmingham, Alabama. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past four years, including:

•	the sale of $34,750,000 in 5% subordinated notes due July 15, 2025 to accredited investor purchasers in July 2015; and
•

the sale of $30,000,000 in 4.5% subordinated notes due November 8, 2027 to accredited investor purchasers in November 2017 and concurrent redemption of $20,000,000 in 5.5% subordinated notes due November 9, 2022.

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

Impacts of the Tax Cuts and Jobs Act (the “Tax Act”) may create uncertainty related to our customers’ future demand for credit and our future results.

The passage of the Tax Act in December 2017 has decreased tax rates on businesses and generally spurred economic growth in our markets. However, some of our customers may decide to use their increased cash flow from lower income taxes to pay off debt or to fund their existing business activity internally, negating the need for additional debt. Further, the elimination of federal income tax deductibility of business interest expense could effectively increase the cost of borrowing and make equity or other types of funding more attractive for our customers. These effects could have a negative impact on our ability to make loans to our customers. A significant increase in our after-tax net income in 2018 was the result of lower corporate income tax rates resulting from the Tax Act but there is no guarantee that such lower rates will benefit us in future periods or that the lower enacted rates will not be repealed as a result of future tax legislation.

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

We may not be able to sustain our historical rate of growth and may not be able to further expand our business. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. We have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2018, we held $5.2 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2018, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 86% of the bank’s liabilities as of December 31, 2018 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 81% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2018, the fair value of our investment securities portfolio was approximately $596.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation could be introduced in the United States Congress that could substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, accounting standards or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Changes in accounting standards could materially impact, potentially even retroactively, how we report our financial condition and results of our operations. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of our management’s efforts, which could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations.

We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could adversely affect our financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2018, our bank could pay approximately $311.9 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2018, we operated through 20 banking offices and one loan production office. Our Woodcrest Place office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, MSA, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
2500 Woodcrest Place (1)	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive (1)	Montgomery	36117	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
2 North Royal Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
54 South Greeno Road	Fairhope	36532	Leased	9/29/2017
Total		3 Offices

Total Offices in Alabama		12 Offices

Florida:
Pensacola-Ferry Pass-Brent:
316 South Baylen Street, Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
1500 Freedom Self Storage Road, Suite 12 (2)	Ft. Walton Bch.	32547	Leased	8/1/2018
Total		3 Offices

Tampa-St. Petersburg-Clearwater:
4221 West Boy Scout Blvd. (1)	Tampa	33607	Leased	1/4/2016
Total		1 Office

Total Offices in Florida		4 Offices

Georgia:
Atlanta-Sandy Springs-Roswell
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
2454 Kennesaw Due West Road	Kennesaw	30152	Owned	12/12/2011
Total Offices in Georgia		3 Offices

South Carolina:
Charleston-North Charleston
701 East Bay Street Suite 503 (1)	Charleston	29403	Leased	4/20/2015
Total Offices in South Carolina		1 Office

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013
Total Offices in Tennessee		1 Office

Total Offices		21 Offices

(1) Offices relocated to this address. Original offices opened on date indicated.
(2) Property serves as a loan production office.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 25, 2019, there were 532 holders of record of our common stock. As of the close of business on February 25, 2019, the price of our common stock was $35.67 per share. All share and per share data in this Annual Report on Form 10-K is adjusted to reflect our two-for-one stock split in the form of a stock dividend effective on December 20, 2016 for stockholders of record on December 5, 2016.

Dividends

On December 17, 2018, our board of directors increased our quarterly cash dividend from $0.11 per share to $0.15 per share. Subject to the board of directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2018 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2018.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2018 relating to stock options granted under our 2005 Amended and Restated Stock Incentive Plan and our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,238,748	$13.02	3,248,774
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,238,748	$13.02	3,248,774

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios,” “Performance Data-adjusted for non-recurring items,” “Asset Quality Ratios,” “Liquidity Ratios,” “Capital Adequacy Ratios” and “Growth Ratios,” the selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$8,007,382	$7,082,384	$6,370,448	$5,095,509	$4,098,679
Total Loans	6,533,499	5,851,261	4,911,770	4,216,375	3,359,858
Loans, net	6,464,899	5,791,855	4,859,877	4,172,956	3,324,229
Securities available for sale	590,184	538,080	422,375	342,938	298,310
Securities held to maturity	-	250	62,564	27,426	29,355
Cash and due from banks	97,516	86,213	56,855	46,614	48,519
Interest-bearing balances with banks	360,534	151,849	566,707	270,836	248,054
Federal funds sold	223,845	239,524	160,435	34,785	891
Mortgage loans held for sale	120	4,459	4,675	8,249	5,984
Equity securities	894	1,034	1,024	4,954	3,921
Premises and equipment, net	57,822	58,900	40,314	19,434	7,815
Deposits	6,915,708	6,091,674	5,420,311	4,223,888	3,398,160
Federal funds purchased	288,725	301,797	355,944	352,360	264,315
Other borrowings	64,666	64,832	55,262	55,637	19,973
Other liabilities	23,080	16,477	16,042	14,477	9,018
Stockholders' Equity	715,203	607,604	522,889	449,147	407,213
Selected income Statement Data:
Interest income	$326,627	$262,756	$212,902	$179,975	$144,725
Interest expense	63,948	35,333	25,805	17,704	14,119
Net interest income	262,679	227,423	187,097	162,271	130,606
Provision for loan losses	21,402	23,225	13,398	12,847	10,259
Net interest income after provision
for loan losses	241,277	204,198	173,699	149,424	120,347
Noninterest income	19,440	17,361	17,007	12,732	10,430
Noninterest expense	91,875	84,209	79,888	73,151	56,799
Income before income taxes	168,842	137,350	110,818	89,005	73,978
Income taxes expenses	31,902	44,258	29,339	25,465	21,601
Net income	136,940	93,092	81,479	63,540	52,377
Net income available to common	136,877	93,030	81,432	63,260	51,946
stockholders
Per common Share Data:
Net income, basic	$2.57	$1.76	$1.55	$1.23	$1.09
Net income, diluted	2.53	1.72	$1.52	$1.20	$1.05
Book value	13.40	11.47	$9.93	$8.65	$7.40
Weighted average shares outstanding:
Basic	53,172,695	52,887,359	52,450,896	51,426,466	47,710,002
Diluted	54,169,879	54,123,957	53,608,372	52,885,108	49,636,442
Actual shares outstanding	53,375,195	52,992,586	52,636,896	51,945,396	49,603,036
Selected Performance Ratios:
Return on average assets	1.88%	1.43%	1.42%	1.38%	1.39%
Return on average stockholders' equity	20.96%	16.38%	16.64%	14.56%	14.43%
Dividend payout ratio	15.04%	11.64%	10.53%	10.04%	9.57%
Net interest margin (1)	3.75%	3.68%	3.42%	3.75%	3.68%
Efficiency ratio (2)	32.57%	34.40%	39.14%	41.80%	40.27%
Performance Data- adjusted for non-recurring items (3)
Net income available to common stockholders-
adjusted for non-recurring items	$136,877	$96,304	$81,432	$65,027	$53,558
Earnings per share, basic-adjusted for
non-recurring items	2.57	1.82	1.55	1.27	1.12
Earnings per share, diluted-adjusted for
non-recurring items	2.53	1.78	1.52	1.23	1.08
Return on average assets-adjusted for
non-recurring items	1.88%	1.48%	1.42%	1.42%	1.43%
Return on average stockholder's equity-
adjusted for non-recurring items	20.96%	16.96%	16.64%	14.96%	14.88%
Return on average common stockholders' equity-
adjusted for non-recurring items	20.95%	16.95%	16.63%	15.73%	16.74%
Efficiency ratio-adjusted for non-recurring items	32.57%	34.26%	39.14%	40.32%	38.52%

Asset Quality Ratios:
Net charge-offs to average
loans outstanding	0.20%	0.29%	0.11%	0.13%	0.17%
Non-performing loans to total loans	0.43%	0.19%	0.34%	0.18%	0.30%
Non-performing assets to total assets	0.41%	0.26%	0.34%	0.26%	0.41%
Allowance for loan losses to total
gross loans	1.05%	1.02%	1.06%	1.03%	1.06%
Allowance for loan losses to total
non-performing loans	247.03%	548.79%	307.30%	559.02%	354.52%
Liquidity Ratios:
Net loans to total deposits	93.48%	95.08%	89.66%	98.79%	97.82%
Net average loans to average
earning assets	86.55%	84.93%	80.44%	86.24%	83.94%
Noninterest-bearing deposits to
total deposits	22.52%	23.64%	23.64%	24.94%	23.85%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	8.93%	8.58%	8.21%	8.81%	9.94%
CET1 capital (4)	10.12%	9.51%	9.78%	9.72	NA
Tier 1 capital (5)	10.13%	9.52%	9.78%	9.73%	11.75%
Total capital (6)	12.05%	11.52%	11.84%	11.95%	13.38%
Leverage ratio (7)	9.07%	8.51%	8.22%	8.55%	9.91%
Growth Ratios:
Percentage change in net income	47.10%	14.25%	28.23%	21.31%	25.85%
Percentage change in diluted net
income per share	46.91%	13.16%	26.67%	14.35%	10.00%
Percentage change in assets	13.06%	11.18%	25.02%	24.32%	16.42%
Percentage change in net loans	11.62%	19.18%	16.46%	25.53%	17.54%
Percentage change in deposits	13.53%	12.39%	28.32%	24.30%	12.54%
Percentage change in stockholders'equity	17.71%	16.20%	16.41%	10.30%	37.02%

(1)  Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)  Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3)Financial measures, adjusted for non-recurring items for 2017 exclude the impact of expenses attributable to our net deferred tax asset revaluation due to lower corporate income tax rates provided by the Tax Cuts and Jobs Act passed into law in December 2017, and lease termination and moving expenses associated with our move to our new headquarters building in 2017. Financial measures, adjusted for non-recurring items for 2015 exclude expenses related to our acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the Bank, and a non-recurring expense resulting from the initial funding of reserves for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank's Interagency Policy Statement SR 06-17.  Financial measures, adjusted for non-recurring items for 2014 exclude a non-recurring expense related to the correction of our accounting for vested stock options granted to our advisory board members in our Huntsville, Montgomery and Dothan, Alabama markets, and a non-recurring expense related to the acceleration of vesting of stock options previously granted to our advisory board members in our Mobile, Alabama and Pensacola, Florida markets.  For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."  None of the other periods included in our selected consolidated financial information are affected by such non-routine expenses.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

We recorded $3.1 million of additional tax expense as a result of revaluing our net deferred tax assets at December 31, 2017 due to lower corporate income tax rates provided by the Tax Cuts and Jobs Act passed into law in December 2017. The revaluation adjustment of our net deferred tax asset position was impacted by a number of factors, including increased loan charge-offs, in the fourth quarter of 2017, increases in deferred tax liabilities relating to depreciation expense on our new headquarters building, and dividends from our captive real estate investment trusts. We also recorded expenses of $347,000 related to terminating the lease agreement on our previous headquarters building in Birmingham, Alabama and expenses of moving into our new headquarters building. We recorded expenses of $2.1 million for the first quarter of 2015 related to the acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the bank, and recorded an expense of $500,000 resulting from the initial funding of reserves for unfunded loan commitments for the first quarter of 2015, consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17. We recorded expenses of $703,000 for the first quarter of 2014 resulting from the correction of our accounting for vested stock options previously granted to members of our advisory boards in our Huntsville, Montgomery and Dothan, Alabama markets, and we recorded expenses of $1.8 million for the second quarter of 2014 resulting from an acceleration of vesting of stock options previously granted to members of our advisory boards in our Mobile, Alabama and Pensacola, Florida markets. This change in accounting treatment is a non-cash item and does not impact our operating activities or cash from operations. We consider all of the expenses in 2017, 2015 and 2014 discussed above to be non-recurring in nature. The non-GAAP financial measures included in this annual report on Form 10-K for the year ended December 31, 2018 are “net income available to common stockholders, adjusted for non-recurring items,” “earnings per share, basic, adjusted for non-recurring items,” “earnings per share, diluted, adjusted for non-recurring items” “return on average assets, adjusted for non-recurring items,” “return on average stockholders’ equity, adjusted for non-recurring items,” “return on average common stockholders’ equity, adjusted for non-recurring items” and “efficiency ratio, adjusted for non-recurring items.” Each of these seven financial measures excludes the impact of the non-recurring expense attributable to the revaluing of our net deferred tax assets, lease termination, moving expenses, expenses related to the acquisition of Metro and the initial funding of reserves for unfunded loan commitments. None of the other periods included in our selected financial data are affected by such non-recurring items.

“Net income available to common stockholders, adjusted for non-recurring items” is defined as net income available to common stockholders, adjusted by the net effect of the non-recurring expenses discussed above.

“Earnings per share, basic, adjusted for non-recurring items” is defined as net income available to common stockholders, adjusted by the net effect of the non-recurring expenses discussed above, divided by weighted average shares outstanding.

“Earnings per share, diluted, adjusted for non-recurring items” is defined as net income available to common stockholders, adjusted by the net effect of the non-recurring expenses discussed above, divided by weighted average diluted shares outstanding.

“Return on average assets, adjusted for non-recurring items” is defined as net income, adjusted by the net effect of the non-recurring expenses discussed above, divided by average total assets.

“Return of average stockholders’ equity, adjusted for non-recurring items” is defined as net income, adjusted by the net effect of the non-recurring expenses discussed above, divided by average total stockholders’ equity.

“Return of average common stockholders’ equity, adjusted for non-recurring items” is defined as net income, adjusted by the net effect of the non-recurring expenses discussed above, divided by average common stockholders’ equity.

“Efficiency ratio, adjusted for non-recurring items” is defined as non-interest expense, adjusted by the effect of the non-recurring expenses discussed above, divided by the sum of net interest income and non-interest income.

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

40

	2017	2015	2014
Provision for income taxes - GAAP	$44,258	$25,465	$21,601
Adjustments:
Tax (benefit) of adjustments (1)	(132)	829	865
Income tax expense, adjusted for non-recurring items - non-GAAP	$44,126	$26,294	$22,466
Net income available to common stockholders - GAAP	$93,030	$63,260	$51,946
Adjustments:
Adjustment for nonemployee stock compensation correction			703
Adjustment for nonemployee stock vesting acceleration			1,774
Adjustment for merger expenses		2,096
Adjustment for reserve for unfunded loan commitments		500
Adjustment for revaluing net deferred tax assets	3,059
Adjustment for lease termination and moving expenses	347
Tax (benefit) of adjustments (1)	(132)	829	865
Net income available to common stockholders, adjusted for non-recurring items - non-GAAP	$96,304	$65,027	$53,558
Earnings per share, basic - GAAP	$1.76	$1.23	$1.09
Weighted average shares outstanding, basic	52,887,359	51,426,466	47,710,002
Earnings per share, basic, adjusted for non-recurring items - non-GAAP	$1.82	$1.27	$1.12
Earnings per share, diluted - GAAP	$1.72	$1.20	$1.05
Weighted average shares outstanding, diluted	54,123,957	52,885,108	49,636,442
Earnings per share, diluted, adjusted for non-recurring items - non-GAAP	$1.78	$1.23	$1.08
Return on average assets - GAAP	1.43%	1.38%	1.39%
Net income - GAAP	$93,092	$63,540	$52,377
Adjustments:
Adjustment for nonemployee stock compensation correction			703
Adjustment for nonemployee stock vesting acceleration			1,774
Adjustment for merger expenses		2,096
Adjustment for reserve for unfunded loan commitments		500
Adjustment for revaluing net deferred tax assets	3,059
Adjustment for lease termination and moving expenses	347
Tax (benefit) of adjustments	(132)	829	865
Net income, adjusted for non-recurring items - non-GAAP	$96,366	$65,307	$53,989
Average assets	$6,495,067	$4,591,861	$3,758,184
Return on average assets, adjusted for non-recurring items - non-GAAP	1.48%	1.42%	1.43%
Return on average stockholders' equity - GAAP	16.38%	15.30%	14.43%
Average stockholders' equity	$568,228	$436,544	$359,963
Return on average stockholders' equity, adjusted for non-recurring items - non-GAAP	16.96%	14.96%	14.88%
Return on average common stockholders' equity	16.37%	15.30%	16.23%
Average common stockholders' equity	$568,228	$413,445	$320,005
Return on average common stockholders' equity, adjusted for non-recurring items - non-GAAP	16.95%	15.73%	16.74%
Efficiency ratio - GAAP	34.40%	41.80%	40.27%
Non-interest expense - GAAP	$84,209	$73,151	$56,799
Adjustments:
Adjustment for nonemployee stock compensation correction			703
Adjustment for nonemployee stock vesting acceleration			1,774
Adjustment for merger expenses		2,096
Adjustment for reserve for unfunded loan commitments		500
Adjustment for lease termination and moving expenses	347
Non-interest expense, adjusted for non-recurring items - non-GAAP	$83,862	$70,555	$54,322
Net interest income	227,423	162,271	130,606
Non-interest income	17,361	12,732	10,430
Total net interest income and non-interest income	$244,784	$175,003	$141,036
Efficiency ratio, adjusted for non-recurring items - non-GAAP	34.26%	40.32%	38.52%

(1)	Corporate tax rates used were 35% for all years presented.

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

Overview

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 20 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile and Houston Counties in Alabama, Escambia and Hillsborough Counties in Florida, Cobb and Douglas Counties in Georgia, Charleston County in South Carolina and Davidson County in Tennessee. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Mobile and Dothan, Alabama MSAs, the Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida MSAs, the Atlanta-Sandy Springs-Roswell, Georgia MSA, the Charleston-North Charleston, South Carolina MSA and the Nashville-Davidson-Murfreesboro-Franklin, Tennessee MSA. We also operate 1 loan production office in Fort Walton, Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Results of Operations

Net Income Available to Common Stockholders

Net income available to common stockholders was $136.9 million for the year ended December 31, 2018, compared to $93.0 million for the year ended December 31, 2017. This increase in net income is primarily attributable to an increase in net interest income, which increased $35.3 million, or 15.5%, to $262.7 million in 2018 from $227.4 million in 2017 and a decrease in income tax expense, which decreased from $44.3 million in 2017 to $31.9 million in 2018 resulting from lower corporate income tax rates from the passage of the Tax Cut and Jobs Act in December 2017. Noninterest income increased $2.0 million, or 12.0%, to $19.4 million in 2018 from $17.4 million in 2017. Noninterest expense increased by $7.7 million, or 9.1%, to $91.9 million in 2018 from $84.2 million in 2017. Basic and diluted net income per common share were $2.57 and $2.53, respectively, for the year ended December 31, 2018, compared to $1.76 and $1.72, respectively, for the year ended December 31, 2017. Return on average assets was 1.88% in 2018, compared to 1.43% in 2017, and return on average stockholders’ equity was 20.96% in 2018, compared to 16.38% in 2017.

Net income available to common stockholders was $93.0 million for the year ended December 31, 2017, compared to $81.4 million for the year ended December 31, 2016. This increase in net income is primarily attributable to an increase in net interest income, which increased $40.3 million, or 21.5%, to $227.4 million in 2017 from $187.1 million in 2016. Noninterest income increased $0.4 million, or 2.1%, to $17.4 million in 2017 from $17.0 million in 2016. Noninterest expense increased by $4.3 million, or 5.4%, to $84.2 million in 2017 from $79.9 million in 2016. Basic and diluted net income per common share were $1.76 and $1.72, respectively, for the year ended December 31, 2017, compared to $1.55 and $1.52, respectively, for the year ended December 31, 2016. Return on average assets was 1.43% in 2017, compared to 1.42% in 2016, and return on average stockholders’ equity was 16.38% in 2017, compared to 16.64% in 2016.

The following table presents some ratios of our results of operations for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016
Return on average assets	1.88%	1.43%	1.42%
Return on average stockholders' equity	20.96%	16.38%	16.64%
Dividend payout ratio	15.04%	11.64%	10.53%
Average stockholders' equity to average total assets	8.98%	8.75%	8.52%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2018 compared to 2017, and for the years ended December 31, 2017 compared to 2016, respectively.

	Year Ended December 31,
	2018	2017	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$326,627	$262,756	24.31%
Interest expense	63,948	35,333	80.99%
Net interest income	262,679	227,423	15.50%
Provision for loan losses	21,402	23,225	(7.85)%
Net interest income after provision for loan losses	241,277	204,198	18.16%
Noninterest income	19,440	17,361	11.98%
Noninterest expense	91,875	84,209	9.10%
Income before income taxes	168,842	137,350	22.93%
Income taxes	31,902	44,258	(27.92)%
Net income	136,940	93,092	47.10%
Dividends on preferred stock	63	62	1.61%
Net income available to common stockholders	$136,877	$93,030	47.13%

	Year Ended December 31,
	2017	2016	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$262,756	$212,902	23.42%
Interest expense	35,333	25,805	36.92%
Net interest income	227,423	187,097	21.55%
Provision for loan losses	23,225	13,398	73.35%
Net interest income after provision for loan losses	204,198	173,699	17.56%
Noninterest income	17,361	17,007	2.08%
Noninterest expense	84,209	79,888	5.41%
Income before income taxes	137,350	110,818	23.94%
Income taxes	44,258	29,339	50.85%
Net income	93,092	81,479	14.25%
Dividends on preferred stock	62	47	31.91%
Net income available to common stockholders	$93,030	$81,432	14.24%

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

Net interest income increased $35.3 million, 15.5%, to $262.7 million for the year ended December 31, 2018 from $227.4 million for the year ended December 31, 2017. Total interest income increased $63.9 million, or 24.3%, to $326.6 million from $262.8 million year-over-year, while total interest expense increased $28.6 million, or 81.0%, to $63.9 million from $35.3 million year-over-year. Average earning assets increased $781.7 million, or 12.5%, to $7.01 billion in 2018 from $6.23 billion in 2017. All but one of our regional markets grew loans during 2018.

Net interest income increased $40.3 million, 21.5%, to $227.4 million for the year ended December 31, 2017 from $187.1 million for the year ended December 31, 2016. Total interest income increased $49.9 million, or 23.4%, to $262.8 million from $212.9 million year-over-year, while total interest expense increased $9.5 million, or 36.9%, to $35.3 million from $25.8 million year-over-year. Average earning assets increased $706.8 million, or 12.8%, to $6.23 billion in 2017 from $5.23 billion in 2016. All of our regional markets grew loans during 2017.

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

The following table shows, for the years ended December 31, 2018, 2017 and 2016, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2018			2017			2016
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income:
Taxable	$6,104,879	$304,156	4.98%	$5,316,452	$245,296	4.61%	$4,467,729	$199,599	4.47%
Tax-exempt (3)	31,544	1,207	3.83	34,726	1,719	4.95	18,749	911	4.86
Total loans, net of unearned income (1)(2)	6,136,423	305,363	4.98	5,351,178	247,015	4.62	4,486,478	200,510	4.47
Mortgage loans held for sale	3,591	146	4.07	5,663	213	3.76	6,600	253	3.83
Debt securities:
Taxable	473,259	12,654	2.67	387,542	9,117	2.35	237,683	5,341	2.25
Tax-exempt (3)	108,938	2,723	2.50	131,450	4,420	3.36	135,929	5,035	3.70
Total debt securities (4)	582,197	15,377	2.64	518,992	13,537	2.61	373,612	10,376	2.78
Federal funds sold	141,518	3,103	2.19	146,688	1,693	1.15	163,356	1,007	0.62
Equity securities	986	16	1.62	1,030	43	4.17	4,827	218	4.52
Interest-bearing balances with banks	148,907	3,078	2.07	208,382	2,273	1.09	490,301	2,571	0.52
Total interest-earning assets	$7,013,622	$327,083	4.66%	$6,231,933	$264,774	4.25%	$5,525,174	$214,935	3.89%
Non-interest-earning assets:
Cash and due from banks	71,889			65,647			60,321
Net premises and equipment	59,087			51,693			24,937
Allowance for loan losses, accrued interest and other assets	131,486			145,794			135,251
Total assets	$7,276,084			$6,495,067			$5,745,683

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$863,673	$5,365	0.62%	$817,496	$3,389	0.41%	$697,109	$2,526	0.36%
Savings	53,596	229	0.43	49,151	153	0.31	44,521	137	0.31
Money market	3,241,474	40,162	1.24	2,776,363	19,326	0.70	2,308,065	12,379	0.54
Time deposits (5)	626,332	9,746	1.56	547,435	5,963	1.09	513,183	5,127	1.00
Total interest-bearing deposits	4,785,075	55,502	1.16	4,190,445	28,831	0.69	3,562,878	20,169	0.57
Federal funds purchased	270,917	5,322	1.96	312,213	3,588	1.15	433,743	2,766	0.64
Other borrowings	64,705	3,124	4.83	56,568	2,914	5.15	55,468	2,870	5.17
Total interest-bearing liabilities	$5,120,697	$63,948	1.25%	$4,559,226	$35,333	0.77%	$4,052,089	$25,805	0.64%
Non-interest-bearing liabilities:
Non-interest-bearing checking	1,480,827			1,351,112			1,190,372
Other liabilities	21,170			16,501			13,582
Stockholders' equity	660,304			567,741			485,543
Unrealized gains on securities	(6,914)			487			4,097
Total liabilities and stockholders' equity	$7,276,084			$6,495,067			$5,745,683
Net interest income		$263,135			$229,441			$189,130
Net interest spread			3.41%			3.47%			3.25%
Net interest margin			3.75%			3.68%			3.42%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,733, $3,259 and $2,273 are included in interest income in 2018, 2017 and 2016, respectively.
(2)	Accretion on acquired loan discounts of $163, $464 and $980 are included in interest income in 2018, 2017 and 2016, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% in 2018 and 35% in 2017 and 2016.
(4)	Unrealized (losses) gains of $(8,808), $755 and $6,301 are excluded from the yield calculation in 2018, 2017 and 2016, respectively.
(5)	Accretion on acquired CD premiums of $32 and $237 are included in interest expense in 2017 and 2016, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2017 Compared to 2016 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$38,265	$20,595	$58,860	$38,976	$6,721	$45,697
Tax-exempt	(148)	(364)	(512)	791	17	808
Total loans, net of unearned income	38,117	20,231	58,348	39,767	6,738	46,505
Mortgage loans held for sale	(83)	16	(67)	(35)	(5)	(40)
Debt securities:
Taxable	2,187	1,350	3,537	3,514	262	3,776
Tax-exempt	(679)	(1,018)	(1,697)	(162)	(453)	(615)
Total debt securities	1,508	332	1,840	3,352	(191)	3,161
Federal funds sold	(62)	1,472	1,410	(112)	798	686
Equity securities	(2)	(25)	(27)	(160)	(15)	(175)
Interest-bearing balances with banks	(789)	1,594	805	(2,033)	1,735	(298)
Total interest-earning assets	38,689	23,620	62,309	40,779	9,060	49,839

Interest-bearing liabilities:
Interest-bearing demand deposits	201	1,775	1,976	470	393	863
Savings	15	61	76	14	2	16
Money market	3,685	17,151	20,836	2,815	4,132	6,947
Time deposits	952	2,831	3,783	355	481	836
Total interest-bearing deposits	4,853	21,818	26,671	3,654	5,008	8,662
Federal funds purchased	(528)	2,262	1,734	(936)	1,758	822
Other borrowed funds	401	(191)	210	57	(13)	44
Total interest-bearing liabilities	4,726	23,889	28,615	2,775	6,753	9,528
Increase (decrease) in net interest income	$33,963	$(269)	$33,694	$38,004	$2,307	$40,311

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

From 2017 to 2018, growth in loans was the primary driver of our volume component change and overall favorable change. The rate component was unfavorable as average rates paid on interest-bearing liabilities increased 47 basis points while loan yields increased 36 basis points. Increased rates and yields were primarily the result of increases in rates by the Federal Reserve Bank during 2018. Growth in non-interest-bearing deposits and equity also contributed to the improvement in net interest margin in 2018.

From 2016 to 2017, our growth in loans was the primary driver of our volume component change and overall favorable change. The rate component was modestly net favorable as loan yields increased 15 basis points compared to a 12 basis-point increase in interest-bearing deposit cost. Growth in non-interest-bearing deposits and equity also contributed to the improvement in net interest margin in 2017.

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

Our net interest spread and net interest margin were 3.41% and 3.75%, respectively, for the year ended December 31, 2018, compared to 3.47% and 3.68%, respectively, for the year ended December 31, 2017. The increase in net interest spread and net interest margin in 2018 primarily resulted from growth in average interest-earning assets. Our average interest-earning assets for the year ended December 31, 2018 increased $781.7 million, or 12.5%, to $7.01 billion from $6.23 billion for the year ended December 31, 2017. This increase in our average interest-earning assets was due to continued core growth in our markets and increased loan production. Our average interest-bearing liabilities increased $561.5 million, or 12.3%, to $5.12 billion for the year ended December 31, 2018 from $4.56 billion for the year ended December 31, 2017. All but one of our markets had an increase in total deposits during 2018. The ratio of our average interest-earning assets to average interest-bearing liabilities was 136.9% and 136.7% for the years ended December 31, 2018 and 2017, respectively, as average noninterest-bearing deposits grew by $129.7 million, or 9.6%, from 2017 to 2018.

Our average interest-earning assets produced a taxable equivalent yield of 4.66% for the year ended December 31, 2018, compared to 4.25% for the year ended December 31, 2017. The average rate paid on interest-bearing liabilities was 1.25% for the year ended December 31, 2018, compared to 0.77% for the year ended December 31, 2017.

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

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the ALLL at a level capable of absorbing inherent losses in the loan portfolio. See the section captioned “Allowance for Loan Losses” located elsewhere in this item for additional discussion related to provision for loan losses.

The provision expense for loan losses was $21.4 million for the year ended December 31, 2018, a decrease of $1.8 million from $23.2 million in 2017. Nonperforming loans increased to $27.8 million, or 0.43% of total loans, at December 31, 2018 from $10.8 million, or 0.19% of total loans, at December 31, 2017. During 2018, we had net charged-off loans totaling $12.2 million, compared to net charged-off loans of $15.7 million for 2017. The ratio of net charged-off loans to average loans was 0.20% for 2018 compared to 0.29% for 2017. The ALLL totaled $68.6 million, or 1.05% of loans, net of unearned income, at December 31, 2018, compared to $59.4 million, or 1.02% of loans, net of unearned income, at December 31, 2017.

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

Noninterest Income

Noninterest income increased $2.0 million, or 12.0%, to $19.4 million in 2018 from $17.4 million in 2017. Service charges on deposit accounts increased $0.8 million, or 14.8%, to $6.5 million in 2018 compared to 2017 due to increases in the number of accounts. Mortgage banking income decreased $1.0 million, or 35.7%, to $2.8 million in 2018 compared to 2017, as increases in interest rates drove lower loan volumes. Credit card income increased $2.0 million, or 54.4%, to $5.6 million in 2018 compared to 2017, primarily due to a 33% increase in the number of accounts and a 26% increase in the amount of spending on cards during 2018. The increase in cash surrender value of bank-owned life insurance contracts was flat at $3.1 million in 2018 compared to 2017. We have not purchased life insurance contracts since May 2017. Other operating income increased $0.1 million, or 12.7%, to $1.2 million in 2018 compared to 2017.

Noninterest income increased $0.4 million, or 2.1%, to $17.4 million in 2017 from $17.0 million in 2016. Service charges on deposit accounts increased $0.3 million, or 6.5%, to $5.7 million in 2017 compared to 2016 due to increases in the number of accounts. Mortgage banking income increased $0.1 million, or 3.0%, to $3.8 million in 2017 compared to 2016. Credit card income increased $1.1 million, or 46.8%, to $3.6 million in 2017 compared to 2016, primarily due to a 78% increase in number of accounts and a 61% increase in total spending. The cash surrender value of bank-owned life insurance contracts increased $0.3 million, or 12.1%, to $3.1 million in 2017 compared to 2016 which is the result of additional investment of $10.0 million in such contracts in May of 2017. Other operating income decreased by $1.5 million, or 48.5%, to $1.6 million in 2017 compared to 2016. A gain on sale of fixed assets of $1.4 million was recognized during 2016. Excluding this gain, other operating income decreased $0.2 million in 2017 compared to 2016.

Noninterest Expense

Noninterest expenses increased $7.7 million, or 9.1%, to $91.9 million for the year ended December 31, 2018 from $84.2 million for the year ended December 31, 2017. Salary and employee benefits expenses increased $4.2 million, or 8.9%, to $51.8 million in 2018 compared to 2017. We had 468 full-time equivalent employees at December 31, 2018 compared to 428 at December 31, 2017, a 9.3% increase. Of the 40 new employees added during 2018, 13 were in operation support positions. The remaining 27 were in sales and customer service positions. Equipment and occupancy expense increased $0.4 million, or 5.1%, to $8.4 million in 2018 compared to 2017. We moved into our new headquarters building in Birmingham, Alabama, which is owned by us, during the fourth quarter of 2017. Depreciation expense increased $0.9 million year-over-year while building rental expense decreased $1.1 million year-over-year. Professional services expense increased $0.4 million, or 13.3%, to $3.6 million in 2018 compared to 2017. Most of this increase is the result of expenses associated with compliance and our new loan operations system. FDIC assessments were flat at $3.9 million from 2017 to 2018. Expenses on other real estate owned increased $0.5 million to $0.8 million in 2018 compared to $0.3 million 2017, primarily the result of increased write-downs on properties owned during 2018 and expenses associated with subdividing and performing site preparation on a piece of land. Other operating expenses increased $2.2 million, or 10.4%, to $23.3 million in 2018 compared to 2017. Increased data processing and loan expenses continue to be driven by growth in loans and increases in transactions on loan and deposit accounts. Increased service charges from the Federal Reserve Bank of Atlanta are the result of increased processing of transactions by us for our correspondent banking clients. Changes in other operating expenses from 2017 to 2018 are detailed in Note 15, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Noninterest expenses increased $4.3 million, or 5.4%, to $84.2 million for the year ended December 31, 2017 from $79.9 million for the year ended December 31, 2016. Higher salary and employee benefits expenses, FDIC and regulatory assessments and other operating expenses drove this increase in total noninterest expense. Salary and employee benefits expenses increased $3.6 million, or 8.3%, to $47.6 million in 2017 compared to 2016. We had 428 full-time equivalent employees at December 31, 2017 compared to 412 at December 31, 2016, a 3.9% increase. Staffing Tampa Bay, Florida, our newest market, and new hires in operations staffing in our Birmingham headquarters drove this increase in the number of employees during 2017. Equipment and occupancy expense only increased $33,000, or 0.4%, to $8.0 million in 2017 compared to 2016. We moved into our new headquarters building in Birmingham, Alabama, which is owned by us, during the fourth quarter of 2017. We anticipate the cost of operating this new larger facility will be approximately the same as operating our previous headquarters office, which was leased by us. Professional services expense decreased $0.8 million, or 19.1%, to $3.2 million in 2017 compared to 2016. Most of this decrease is the result of lower legal accruals related to pending litigation. FDIC assessments were up $0.5 million, or 15.2%, to $3.9 million in 2017 from $3.4 million in 2016, a result of increases in total assets, which is the major component of our assessment base, and higher assessment rates implemented by the FDIC starting with the second quarter of 2016 assessment. Expenses on other real estate owned decreased $0.4 million, or 57.4%, to $0.3 million in 2017 compared to 2016, primarily the result of fewer write-downs on properties owned during 2017. Other operating expenses increased $1.3 million, or 6.6%, to $21.1 million in 2017 compared to 2016. Higher data processing and loan expenses were the result of growth in loans and increases in transactions on loan and deposit accounts. Higher state sales taxes resulted from our new headquarters building in Birmingham, Alabama. Higher service charges from the Federal Reserve Bank of Atlanta were the result of increased processing of transactions by us for our correspondent banking clients. Changes in other operating expenses from 2016 to 2017 are detailed in Note 15, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $31.9 million for the year ended December 31, 2018 compared to $44.3 million in 2017 and $29.3 million in 2016. Our effective tax rates for 2018, 2017 and 2016 were 18.89%, 32.22% and 26.47%, respectively. Lower federal tax rates resulting from the passage of the Tax Cuts and Jobs Act, discussed further below, took effect January 1, 2018 and have driven our effective tax rate lower. The higher effective tax rate for 2017 is due to $3.1 million of additional tax expense resulting from revaluing our net deferred tax assets as of December 22, 2017 in connection with the Tax Cuts and Jobs Act. The revaluation adjustment required of our net deferred tax asset position was impacted by a number of factors, including increased loan charge-offs, in the fourth quarter of 2017, increases in deferred tax liabilities relating to depreciation expense on our new headquarters building, and dividends from our captive real estate investment trusts. We recognized historic rehabilitation tax credits during 2015 and 2016, resulting in lower effective tax rates in those years. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $130.6 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (a) established a new, flat corporate federal statutory income tax rate of 21%, (b) eliminated the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (c) limits the deduction for net interest expense incurred by U.S. corporations, (d)  allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (e) eliminated or reduced certain deductions related to meals and entertainment expenses, (f) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee, and (g) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.

Financial Condition

Assets

Total assets at December 31, 2018, were $8.0 billion, an increase of $0.9 billion, or 12.7%, over total assets of $7.1 billion at December 31, 2017. Average assets for the year ended December 31, 2018 were $7.3 billion, an increase of $0.8 billion, or 12.3%, over average assets of $6.5 billion for the year ended December 31, 2017. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2018 loans were $6.5 billion, up $0.6 billion, or 18.4%, over year-end 2017 total loans of $5.0 billion.

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

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2018 were $7.7 billion, or 96.3% of total assets of $8.0 billion. Earning assets at December 31, 2017 were $6.9 billion, or 97.2% of total assets of $7.1 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2018, mortgage-backed securities represented 51.6% of the investment portfolio, state and municipal securities represented 18.0% of the investment portfolio, U.S. Treasury and government agencies represented 13.0% of the investment portfolio, and corporate debt represented 17.4% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not have currently, and did not have at December 31, 2018, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $596.2 million at December 31, 2018, compared to $538.4 million at December 31, 2017.

In the fourth quarter of 2017, we transferred certain of our held-to-maturity securities to available-for-sale in order to provide more flexibility managing our investment portfolio. As a result of this transfer, we will be prohibited from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury and government sponsored agencies	$77,534	$55,567	$45,998
Mortgage-backed securities	309,244	278,177	228,843
State and municipal securities	106,465	134,641	139,504
Corporate debt	102,982	69,996	8,985
Total	$596,225	$538,381	$423,330
Debt Securities Held to Maturity
State and municipal securities	$-	$250	$19,164
	-	-	5,888
	-	-	37,512
Total	$-	$250	$62,564

The following table presents the amortized cost of our securities as of December 31, 2018 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost

	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
	(In Thousands)
Securities Available for Sale:
U.S. Treasury and government agencies	$9,958	$67,576	$-	$-	$77,534
Mortgage-backed securities	72	14,197	100,127	194,849	309,245
State and municipal securities	18,324	80,381	4,805	2,954	106,464
Corporate debt	10,062	19,914	73,006	-	102,982
Total	$38,416	$182,068	$177,938	$197,803	$596,225

Tax-equivalent Yield (1)
U.S. Treasury and government agencies	1.91%	2.28%	-%	-%	1.98%
Mortgage-backed securities	4.33	2.27	2.15	2.95	2.66
State and municipal securities	2.40	2.42	3.34	4.54	2.52
Corporate debt	3.60	2.97	5.07	-	4.52
Weighted average yield	2.59%	2.42%	3.38%	2.97%	2.87%

(1)	Yields are presented on a fully-taxable equivalent basis using a tax rate of 21%.

At December 31, 2018, we had $223.8 million in federal funds sold, compared with $239.5 million at December 31, 2017. At year-end 2018, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $6.5 billion at December 31, 2018. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	42%
Huntsville, AL	9%
Dothan, AL	10%
Montgomery, AL	5%
Mobile, AL	7%
Total Alabama Markets	73%
Pensacola, FL	6%
Tampa Bay, FL	3%
Total Florida Markets	9%
Nashville, TN	9%
Atlanta, GA	5%
Charleston, SC	4%

The following table details our loans at December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014

	(Dollars in Thousands)
Commercial, financial and agricultural	$2,513,225	$2,279,366	$1,982,267	$1,760,479	$1,504,652
Real estate - construction	533,192	580,874	335,085	243,267	208,769
Real estate - mortgage:
Owner-occupied commercial	1,463,887	1,328,666	1,171,719	1,014,669	793,917
1-4 family mortgage	621,634	603,063	536,805	444,134	333,455
Other mortgage	1,337,068	997,079	830,683	698,779	471,363
Total real estate - mortgage	3,422,589	2,928,808	2,539,207	2,157,582	1,598,735
Consumer	64,493	62,213	55,211	55,047	47,702
Total Loans	6,533,499	5,851,261	4,911,770	4,216,375	3,359,858
Less: Allowance for loan losses	(68,600)	(59,406)	(51,893)	(43,419)	(35,629)
Net Loans	$6,464,899	$5,791,855	$4,859,877	$4,172,956	$3,324,229

The following table details the percentage composition of our loan portfolio by type at December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014

Commercial, financial and agricultural	38.47%	38.96%	40.36%	41.75%	44.78%
Real estate - construction	8.16	9.93	6.82	5.77	6.21
Real estate - mortgage:
Owner-occupied commercial	22.41	22.71	23.86	24.07	23.63
1-4 family mortgage	9.51	10.30	10.93	10.53	9.92
Other mortgage	20.46	17.04	16.91	16.57	14.03
Total real estate - mortgage	52.38	50.05	51.70	51.17	47.58
Consumer	0.99	1.06	1.12	1.31	1.43
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2018:

	Due in 1 year or less	Due in 1 to 5 years	Due after 5 years	Total

	(in Thousands)
Commercial, financial and agricultural	$1,114,208	$1,163,100	$235,917	$2,513,225
Real estate - construction	205,409	270,107	57,676	533,192
Real estate - mortgage:
Owner-occupied commercial	125,153	1,064,450	274,284	1,463,887
1-4 family mortgage	111,412	171,745	338,477	621,634
Other mortgage	214,866	943,293	178,909	1,337,068
Total real estate - mortgage	451,431	2,179,488	791,670	3,422,589
Consumer	36,166	26,695	1,632	64,493
Total Loans	$1,807,214	$3,639,390	$1,086,895	$6,533,499
Less: Allowance for loan losses				(68,600)
Net Loans				$6,464,899

Interest rate sensitivity:
Fixed interest rates	$362,214	$2,658,894	$490,246	$3,511,354
Floating or adjustable rates	1,445,000	980,496	596,649	3,022,145
Total	$1,807,214	$3,639,390	$1,086,895	$6,533,499

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years.

Analysis of the Allowance for Loan Losses

	2018	2017	2016	2015	2014

	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$59,406	$51,893	$43,419	$35,629	$30,663
Charge-offs:
Commercial, financial and agricultural	(11,428)	(13,910)	(3,791)	(3,802)	(2,311)
Real estate - construction	-	(56)	(815)	(667)	(1,267)
Real estate - mortgage:
Owner occupied commercial	(309)	(522)	(2)	(211)	(36)
1-4 family mortgage	(307)	(878)	(269)	(446)	(1,529)
Other mortgage	(426)	(656)	(109)	(447)	(400)
Total real estate mortgage	(1,042)	(2,056)	(380)	(1,104)	(1,965)
Consumer	(283)	(310)	(212)	(171)	(228)
Total charge-offs	(12,753)	(16,332)	(5,198)	(5,744)	(5,771)
Recoveries:
Commercial, financial and agricultural	349	337	49	279	48
Real estate - construction	112	168	76	238	322
Real estate - mortgage:
Owner occupied commercial	-	-	-	-	-
1-4 family mortgage	46	64	114	169	65
Other mortgage	-	25	32	-	9
Total real estate mortgage	46	89	146	169	74
Consumer	38	26	3	1	34
Total recoveries	545	620	274	687	478

Net charge-offs	(12,208)	(15,712)	(4,924)	(5,057)	(5,293)

Provision for loan losses charged to expense	21,402	23,225	13,398	12,847	10,259

Allowance for loan losses at end of period	$68,600	$59,406	$51,893	$43,419	$35,629

As a percent of year to date average loans:
Net charge-offs	0.20%	0.29%	0.11%	0.13%	0.17%
Provision for loan losses	0.35%	0.43%	0.30%	0.34%	0.34%
Allowance for loan losses as a percentage of:
Year-end loans	1.05%	1.02%	1.06%	1.03%	1.06%
Nonperforming assets	208.26%	338.96%	237.23%	329.96%	210.95%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2018.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

			For the Years Ended December 31,
	2018		2017		2016		2015		2014

	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

	(Dollars in Thousands)
Commercial, financial and agricultural	$39,016	38.47%	$32,880	38.96%	$28,872	40.36%	$21,495	41.75%	$16,079	44.78%
Real estate - construction	3,522	8.16	4,989	9.93	5,125	6.82	5,432	5.77	6,395	6.21
Real estate - mortgage	25,508	52.38	21,022	50.05	17,504	51.70	16,061	51.17	12,112	47.58

Consumer	554	0.99	515	1.06	392	1.12	431	1.31	1,043	1.43
Total	$68,600	100.00%	$59,406	100.00%	$51,893	100.00%	$43,419	100.00%	$35,629	100.00%

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

As of December 31, 2018, we had impaired loans of $38.6 million, a decrease of $1.9 million from $40.5 million as of December 31, 2017. We allocated $8.1 million of our allowance for loan losses at December 31, 2018 to these impaired loans compared to $5.6 million at December 31, 2017. We had previous write-downs against impaired loans of $8.1 million at December 31, 2018, compared to $7.2 million at December 31, 2017. The recorded investment in impaired loans at December 31, 2018 is also inclusive of a purchase loan discount associated with the acquisition of Metro Bank totaling $0.2 million. The average recorded balance for 2018 of impaired loans was $43.0 million. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. If further credit deterioration occurs and the criteria for nonaccrual status is met, all interest accrued but not collected is reversed against current interest income. Loans included as impaired and in nonaccrual status totaled $21.9 million at December 31, 2018, an increase of $11.1 million compared to $10.8 million at December 31, 2017. The increase in nonaccrual loans is primarily attributable to one commercial relationship totaling $10.4 million being placed on nonaccrual status during the fourth quarter of 2018. Interest income foregone throughout the year on nonaccrual loans was $976,000, and we recognized $871,000 of interest income on nonaccrual loans for the year ended December 31, 2018, compared to interest income foregone in 2017 of $1,012,000 and $506,000 of interest income recognized on nonaccrual loans for the year ended December 31, 2017.

At December 31, 2018, total loans rated Special Mention, Substandard, and Doubtful were $139.0 million, or 2.1% of total loans, compared to $99.8 million, or 1.7% of total loans, at December 31, 2017.

Of the $38.6 million of impaired loans reported as of December 31, 2018, $18.4 million were commercial and industrial loans, $18.6 million were real estate mortgage loans, $1.5 million were real estate construction loans and $49,000 were consumer loans.

The bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

•	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.
•	We perform extensive monthly credit reviews for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.
•	We require updated financial information, global inventory aging and interest carry analysis for existing customers to help identify potential future loan payment problems.
•	We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2018, 2017, 2016, 2015 and 2014:

	2018		2017		2016		2015		2014
	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$10,503	16	$9,712	18	$7,282	13	$1,918	7	$172	4
Real estate - construction	997	1	-	-	3,268	5	4,000	7	5,049	11
Real estate - mortgage:
Owner-occupied commercial	3,358	2	556	2	-	-	-	-	683	2
1-4 family mortgage	2,046	9	459	2	74	1	198	2	1,596	3
Other mortgage	5,022	1	-	-	-	-	1,619	5	959	1
Total real estate - mortgage	10,426	12	1,015	4	74	1	1,817	7	3,238	6
Consumer	-	-	38	1	-	-	31	1	666	4
Total nonaccrual loans	$21,926	29	$10,765	23	$10,624	19	$7,766	22	$9,125	25

90+ days past due and accruing:
Commercial, financial and agricultural	$605	10	$12	3	$10	1	$-	-	$925	1
Real estate - construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	6,208	1	-	-	-	-
1-4 family mortgage	123	1	-	-	-	-	-	-	-	-
Other mortgage	5,008	1	-	-	-	-	-	-	-	-
Total real estate - mortgage	5,131	2	-	-	6,208	1	-	-	-	-
Consumer	108	28	48	24	45	10	1	1	-	-
Total 90+ days past due and accruing	$5,844	40	$60	27	$6,263	12	$1	1	$925	1
Total nonperforming loans	$27,770	69	$10,825	50	$16,887	31	$7,767	23	$10,050	26
Plus: Other real estate owned and repossessions	5,169	12	6,701	12	4,988	12	5,392	18	6,840	22
Total nonperforming assets	$32,939	81	$17,526	62	$21,875	43	$13,159	41	$16,890	48

Restructured accruing loans:
Commercial, financial and agricultural	$3,073	3	$11,438	6	$354	1	$6,618	8	$6,632	8
Real estate - construction	-	-	997	1	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	3,664	2	-	-	-	-	-	-
1-4 family mortgage	-	-	850	1	-	-	-	-	-	-
Other mortgage	-	-	-	-	204	1	253	1	1,663	2
Total real estate - mortgage	-	-	4,514	3	204	1	253	1	1,663	2
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$3,073	3	$16,949	10	$558	2	$6,871	9	$8,295	10
Total nonperforming assets and restructured accruing loans	$36,012	84	$34,475	72	$22,433	45	$20,030	50	$25,185	58

Gross interest income foregone on nonaccrual loans throughout year	$976		$1,012		$516		$678		$750
Interest income recognized on nonaccrual loans throughout year	$871		$506		$629		$602		$255

Ratios:
Nonperforming loans to total loans	0.43%		0.19%		0.34%		0.18%		0.30%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.50%		0.30%		0.44%		0.31%		0.50%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.55%		0.59%		0.46%		0.47%		0.75%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2018, 2017 and 2016:

	Average Deposits
	Average for Years Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$1,480,827	-%	$1,351,112	-%	$1,190,372	-%
Interest-bearing demand deposits	863,673	0.62%	817,496	0.41%	697,109	0.36%
Money market accounts	3,241,474	1.24%	2,776,363	0.70%	2,308,065	0.54%
Savings accounts	53,596	0.43%	49,151	0.31%	44,521	0.31%
Time deposits, $250,000 and under	244,785	1.38%	206,606	1.11%	238,565	0.92%
Time deposits, over $250,000	381,547	1.67%	340,829	1.08%	274,618	1.07%
Total deposits	$6,265,902		$5,541,557		$4,753,250

The following table presents the maturities of our certificates of deposit as of December 31, 2018 and 2017.

At December 31, 2018	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$46,890	$35,634	$82,524
Over three through six months	58,153	47,187	105,340
Over six months through one year	117,692	81,379	199,071
Over one year	198,918	93,725	292,643
Total	$421,653	$257,925	$679,578

At December 31, 2017	Over $250,000	Less than or equal to $250,000	Total
Maturity	(In Thousands)
Three months or less	$46,778	$41,772	$88,550
Over three through six months	37,759	36,805	74,564
Over six months through one year	124,188	66,111	190,299
Over one year	133,977	83,852	217,829
Total	$342,702	$228,540	$571,242

Total average deposits for the year ended December 31, 2018 were $6.3 billion, an increase of $0.7 billion, or 13.1%, over total average deposits of $5.5 billion for the year ended December 31, 2017. Average noninterest-bearing deposits increased by $0.1 billion, or 9.6%, from $1.35 billion for the year ended December 31, 2017 to $1.48 billion for the year ended December 31, 2018.

Total average deposits for the year ended December 31, 2017 were $5.5 billion, an increase of $0.8 billion, or 16.6%, over total average deposits of $4.8 billion for the year ended December 31, 2016. Average noninterest-bearing deposits increased by $0.2 billion, or 13.5%, from $1.2 billion for the year ended December 31, 2016 to $1.35 billion for the year ended December 31, 2017.

Borrowed Funds

We had available $562.0 million in unused federal funds lines of credit with regional banks as of December 31, 2018, compared to $468.0 million as of December 31, 2017. The increase was attributable to additional lines of credit initiated with new banks during 2018. These lines are subject to certain restrictions and in some cases collateral requirements.

Federal funds purchased from correspondent banks averaged $270.9 million, $312.2 million and $433.7 million for 2018, 2017 and 2016, respectively. We paid average interest rates on these funds of 1.96%, 1.15% and 0.64% for the same three years, respectively. The maximum amount outstanding at month-end during 2018 and 2017 was $326.4 million and $394.1 million, respectively.

Stockholders’ Equity

Stockholders’ equity increased $107.8 million during 2018, to $715.2 million at December 31, 2018 from $607.6 million at December 31, 2017. The increase in stockholders’ equity resulted primarily from net income of $136.9 million during the year ended December 31, 2018, less dividends paid or declared on our common stock of $25.6 million during the year ended December 31, 2018.

Stockholders’ equity increased $84.7 million during 2017, to $607.6 million at December 31, 2017 from $522.9 million at December 31, 2016. The increase in stockholders’ equity resulted primarily from net income of $93.1 million during the year ended December 31, 2018, less dividends paid or declared on our common stock of $10.6 million during the year ended December 31, 2018.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(In Thousands)
Commitments to extend credit	$1,985,801	$1,945,171	$1,667,015
Credit card arrangements	173,613	128,149	100,678
Standby letters of credit and financial guarantees	40,590	41,654	40,991
Total	$2,200,004	$2,114,974	$1,808,684

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

Derivatives

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2018 and 2017 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2018, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2018, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $973.7 million. Additionally, at such date we had available to us approximately $562.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also may continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2018. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$6,236,130	$6,236,130	$-	$-	$-
Certificates of deposit (2)	679,578	386,936	187,063	105,530	49
Federal funds purchased	288,725	288,725	-	-	-
Other borrowings	65,000	-	-	-	65,000
Operating lease commitments	16,576	3,084	5,454	4,463	3,575
Total	$7,286,009	$6,914,875	$192,517	$109,993	$68,624

(1)	Excludes interest.
(2)	Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.

The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2018, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2018. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2018.

	Well- Capitalized	Actual at December 31, 2018
CET 1 Capital Ratio	6.50%	11.03%
Tier 1 Capital Ratio	8.00%	11.04%
Total Capital Ratio	10.00%	12.03%
Leverage ratio	5.00%	9.89%

For a description of capital ratios see Note 14 to “Notes to Consolidated Financial Statements.”

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

To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall, or remain the same. Our Asset Liability Committee (“ALCO”) develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next twelve months. The asset liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to our board of directors.

The ALCO uses modeling techniques to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.”

The ALCO employs simulations using interest rate ramps and shocks, parallel and non-parallel yield curve shifts, a set of “benchmark” rate scenarios, and a set of alternative rate scenarios over varying magnitudes and time horizons to measure net interest income at risk. Policy limits for changes in net interest income are established for one and two-year time horizons. If a measure of risk produced by the simulations violates policy guidelines, such violation is reported to the Board of Directors along with a plan to bring the measure back within the guideline.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2018. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis

	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$2,928,333	$768,110	$2,581,556	$255,620	$6,533,619
Securities	32,714	79,589	367,949	110,826	591,078
Federal funds sold	223,845	-	-	-	223,845
Interest bearing balances with banks	244,916	1,240	5,460	-	251,616
Total interest-earning assets	$3,429,808	$848,939	$2,954,965	$366,446	$7,600,158

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$964,144	$-	$-	$-	$964,144
Money market and savings	3,714,645	-	-	-	3,714,645
Time deposits	82,523	304,412	292,595	48	679,578
Federal funds purchased	-	-	-	64,666	64,666
Other borrowings	288,725	-	-	-	288,725
Total interest-bearing liabilities	5,050,037	304,412	292,595	64,714	5,711,758
Interest sensitivity gap	$(1,620,229)	$544,527	$2,662,370	$301,732	$1,888,400
Cumulative sensitivity gap	$(1,620,229)	$(1,075,702)	$1,586,668	$1,888,400	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(21.32)%	(14.15)%	20.88%	24.85%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and remained at those low levels until the Federal Reserve started increasing its target rate in December 2015. Since the first increase, the Federal Reserve has raised its targeted federal funds rate by 225 basis points to its current rate of 2.50%. At December 31, 2018, the model shows an increase in our EVE for all upward shifts in rates.

The chart below identifies the EVE impact of a downward shift in rates of 100 and 200 basis points and an upward shift in rates of 100, 200, 300 and 400 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2018

	0 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$715,203	$582,890	$660,848	$741,666	$758,115	$771,704	$782,432
Actual dollar change		$(132,313)	$(54,355)	$26,463	$42,912	$56,501	$67,229
Percent change		(18.50)%	(7.60)%	3.70%	6.00%	7.90%	9.40%

The one-year gap ratio of negative 14.2% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ServisFirst Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of ServisFirst Bancshares, Inc. as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s early adoption of the provisions of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 28, 2019

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$97,516	$86,213
Interest-bearing balances due from depository institutions	360,534	151,849
Federal funds sold	223,845	239,524
Cash and cash equivalents	681,895	477,586
Available for sale debt securities, at fair value	590,184	538,080
Held to maturity debt securities (fair value of $250 at December 31, 2017)	-	250
Equity securities	894	1,034
Mortgage loans held for sale	120	4,459
Loans	6,533,499	5,851,261
Less allowance for loan losses	(68,600)	(59,406)
Loans, net	6,464,899	5,791,855
Premises and equipment, net	57,822	58,900
Accrued interest and dividends receivable	24,070	20,661
Deferred tax asset, net	27,277	13,022
Other real estate owned and repossessed assets	5,169	6,701
Bank owned life insurance contracts	130,649	127,519
Goodwill and other identifiable intangible assets	14,449	14,719
Other assets	9,954	27,598
Total assets	$8,007,382	$7,082,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$1,557,341	$1,440,326
Interest-bearing	5,358,367	4,651,348
Total deposits	6,915,708	6,091,674
Federal funds purchased	288,725	301,797
Other borrowings	64,666	64,832
Accrued interest and dividends payable	10,381	4,971
Other liabilities	12,699	11,506
Total liabilities	7,292,179	6,474,780
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,375,195 shares issued and outstanding at December 31, 2018, and 52,992,586 shares issued and outstanding at December 31, 2017	53	53
Additional paid-in capital	218,521	217,693
Retained earnings	500,868	389,554
Accumulated other comprehensive loss	(4,741)	(198)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	714,701	607,102
Noncontrolling interest	502	502
Total stockholders' equity	715,203	607,604
Total liabilities and stockholders' equity	$8,007,382	$7,082,384

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$305,370	$246,682	$200,463
Taxable securities	12,654	9,117	5,343
Nontaxable securities	2,406	2,948	3,300
Federal funds sold	3,103	1,693	1,007
Other interest and dividends	3,094	2,316	2,789
Total interest income	326,627	262,756	212,902
Interest expense:
Deposits	55,502	28,831	20,169
Borrowed funds	8,446	6,502	5,636
Total interest expense	63,948	35,333	25,805
Net interest income	262,679	227,423	187,097
Provision for loan losses	21,402	23,225	13,398
Net interest income after provision for loan losses	241,277	204,198	173,699
Noninterest income:
Service charges on deposit accounts	6,547	5,702	5,355
Mortgage banking	2,784	3,835	3,725
Credit card income	5,550	3,594	2,448
Securities gains (losses)	190	-	(3)
Increase in cash surrender value life insurance	3,130	3,131	2,794
Other operating income	1,239	1,099	2,688
Total noninterest income	19,440	17,361	17,007
Noninterest expenses:
Salaries and employee benefits	51,849	47,604	43,955
Equipment and occupancy expense	8,423	8,018	7,985
Professional services	3,646	3,217	3,977
FDIC and other regulatory assessments	3,869	3,918	3,400
Other real estate owned expense	790	323	759
Other operating expenses	23,298	21,129	19,812
Total noninterest expenses	91,875	84,209	79,888
Income before income taxes	168,842	137,350	110,818
Provision for income taxes	31,902	44,258	29,339
Net income	136,940	93,092	81,479
Dividends on preferred stock	63	62	47
Net income available to common stockholders	$136,877	$93,030	$81,432
Basic earnings per common share	$2.57	$1.76	$1.55
Diluted earnings per common share	$2.53	$1.72	$1.52

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
Net income	$136,940	$93,092	$81,479
Other comprehensive (loss) income, net of tax:
Unrealized holding losses arising during period from securities available for sale, net of tax of $(1,205), $(362) and $(1,980) for 2018, 2017 and 2016, respectively	(4,531)	(674)	(3,674)
Reduction in unrealized loss related to held to maturity debt securities transferred to available for sale, net of tax of $592	-	1,100	-
Reclassification adjustment for net (gains) losses on sale of securities available-for-sale, net of tax of $(3) and $1 for 2018 and 2016, respectively	(12)	-	2
Other comprehensive (loss) income, net of tax	(4,543)	426	(3,672)
Comprehensive income	$132,397	$93,518	$77,807

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2016	$-	$26	$211,546	$234,150	$3,048	$377	$449,147
Common dividends paid, $0.12 per share	-	-	-	(6,299)	-	-	(6,299)
Common dividends declared, $0.04 per share	-	-	-	(2,105)	-	-	(2,105)
Preferred dividends paid	-	-	-	(47)	-	-	(47)
2-for-1 common stock split, in the form of a stock dividend	-	27	-	(27)	-	-	-
Issue 682,500 shares of common stock upon exercise of stock options	-	-	3,188	-	-	-	3,188
Stock-based compensation expense	-	-	1,198	-	-	-	1,198
Other comprehensive income, net of tax	-	-	-	-	(3,672)	-	(3,672)
Net income	-	-	-	81,479	-	-	81,479
Balance, December 31, 2016	-	53	215,932	307,151	(624)	377	522,889
Common dividends paid, $0.15 per share	-	-	-	(7,935)	-	-	(7,935)
Common dividends declared, $0.05 per share	-	-	-	(2,649)	-	-	(2,649)
Preferred dividends paid	-	-	-	(62)	-	-	(62)
Issue 385,500 shares of common stock upon exercise of stock options	-	-	1,911	-	-	-	1,911
35,010 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,320)	-	-	-	(1,320)
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	1,170	-	-	-	1,170
Other comprehensive income, net of tax	-	-	-	-	383	-	383
Reclassification of the disproportionate tax effect of enactment of the Tax Cuts and Jobs Act of 2017	-	-	-	(43)	43	-	-
Net income	-	-	-	93,092	-	-	93,092
Balance, December 31, 2017	-	53	217,693	389,554	(198)	502	607,604
Common dividends paid, $0.33 per share	-	-	-	(17,545)	-	-	(17,545)
Common dividends declared, $0.15 per share	-	-	-	(8,018)	-	-	(8,018)
Preferred dividends paid	-	-	-	(63)	-	-	(63)
Issue 353,259 shares of common stock upon exercise of stock options	-	-	2,337	-	-	-	2,337
61,077 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(2,360)	-	-	-	(2,360)
Stock-based compensation expense	-	-	851	-	-	-	851
Other comprehensive loss, net of tax	-	-	-	-	(4,543)	-	(4,543)
Net income	-	-	-	136,940	-	-	136,940
Balance, December 31, 2018	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$136,940	$93,092	$81,479
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit) expense	(14,255)	14,048	(1,728)
Provision for loan losses	21,402	23,225	13,398
Depreciation	3,378	2,568	2,724
Accretion on acquired loans	(163)	(464)	(980)
Amortization of core deposit intangible	270	277	334
Net amortization of debt securities available for sale	2,843	4,019	4,197
Increase in accrued interest and dividends receivable	(3,409)	(4,860)	(2,103)
Stock-based compensation expense	851	1,170	1,198
Increase in accrued interest payable	5,410	570	2,032
Proceeds from sale of mortgage loans held for sale	106,806	136,259	130,131
Originations of mortgage loans held for sale	(99,683)	(132,208)	(122,832)
Gain on sale of debt securities available for sale	(15)	-	3
Gain on sale of equity securities	(175)	-	-
Gain on sale of mortgage loans held for sale	(2,784)	(3,835)	(3,725)
Net loss (gain) on sale of other real estate owned and repossessed assets	21	(33)	(18)
Write down of other real estate owned and repossessed assets	664	23	603
Operating losses of tax credit partnerships	163	79	202
Increase in cash surrender value of life insurance contracts	(3,130)	(3,131)	(2,794)
Net change in other assets, liabilities, and other operating activities	13,167	(12,335)	(3,600)
Net cash provided by operating activities	168,301	118,464	98,521
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(156,815)	(83,004)	(157,483)
Proceeds from maturities, calls and paydowns of debt securities available for sale	91,787	84,637	65,347
Proceeds from sale of debt securities available for sale	5,736	3,500	6,085
Purchase of debt securities held to maturity	-	(66,002)	(38,139)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	250	6,227	3,001
Purchase of equity securities	-	(10)	(708)
Proceeds from sale of equity securities	304	-	4,628
Increase in loans	(696,701)	(957,975)	(700,857)
Purchase of premises and equipment	(2,300)	(21,154)	(22,205)
Purchase of bank-owned life insurance contracts	-	(10,000)	(20,000)
Expenditures to complete construction of other real estate owned	(7)	-	(3)
Proceeds from sale of other real estate owned and repossessed assets	3,272	1,533	1,340
Investment in tax credit partnerships	-	-	(2,655)
Net cash used in investing activities	(754,474)	(1,042,248)	(861,649)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	117,015	158,721	228,138
Net increase in interest-bearing deposits	707,019	512,642	968,285
Net (decrease) increase in federal funds purchased	(13,072)	(54,147)	3,584
Proceeds from issuance of 4.5% subordinated notes due November 8, 2027, net of issuance cost	-	29,943	-
Repayment of 5.5% subordinated notes due November 9, 2022	-	(20,000)	-
Repayment of Federal Home Loan Bank advances	(200)	(400)	(400)
Proceeds from sale of preferred stock, net	-	125	-
Proceeds from exercise of stock options	2,337	1,911	3,188
Taxes paid in net settlement of tax obligation upon exercise of stock options	(2,360)	(1,320)	-
Dividends paid on common stock	(20,194)	(10,040)	(7,858)
Dividends paid on preferred stock	(63)	(62)	(47)
Net cash provided by financing activities	790,482	617,373	1,194,890
Net increase (decrease) in cash and cash equivalents	204,309	(306,411)	431,762
Cash and cash equivalents at beginning of period	477,586	783,997	352,235
Cash and cash equivalents at end of period	$681,895	$477,586	$783,997
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$58,538	$34,763	$23,773
Income taxes	30,547	42,586	30,268
Income tax refund	(2)	(492)	(929)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$3,080	$4,685	$4,112
Internally financed sales of other real estate owned	662	1,449	2,592
Dividends declared	8,018	2,649	2,105

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly-owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola and Tampa Bay, Florida, Atlanta, Georgia, Charleston, South Carolina and Nashville, Tennessee markets. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF Holding 1, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 10.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $51.0 million at December 31, 2018 and $51.8 million at December 31, 2017.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2018 and 2017.

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

The Company has recorded $13.6 million of goodwill at December 31, 2018 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2018 and 2017 were not material and have not been recorded.

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

The majority of revenue-generating transactions are excluded from the scope of ASC 606, including revenue generated from financial instruments, such as securities and loans. Revenue-generating transactions that are within the scope of ASC 606, classified within non-interest income, are described as follows:

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

Adoption of ASC 606

The Company adopted ASC 606 as of January 1, 2018 for all contracts as of the effective date. Prior period amounts were reclassified to conform to the guidance requirements related to the net presentation of certain costs associated with interchange fees for credit and debit cards. The reclassification of prior period amounts reduced noninterest income and noninterest expense by $1.7 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively, and had no impact on net income in either year. There was no cumulative adjustment made to opening retained earnings as of January 1, 2018.

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

Stock-Based Compensation

At December 31, 2018, the Company had two stock-based compensation plans for grants of equity compensation to key employees and directors. These plans have been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options. Specifically, awards to employees are accounted for using the fair value based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to share options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Accumulated comprehensive income, which is recognized as a separate component of equity, includes unrealized gains and losses on securities available for sale.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $557,000, $716,000 and $544,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU became effective for the Company on January 1, 2018. Accordingly, the calculation of fair value of the loan portfolio was refined to incorporate exit pricing, but had no material impact on our fair value disclosures. See Note 21 – Fair Value Measurement.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt the provisions of this ASU during the second quarter of 2016, and retrospectively apply the changes in accounting for stock compensation back to the first quarter of 2016. Accordingly, the Company recognized a reduction in its provision for income taxes for 2018, 2017 and 2016 of $3.9 million, $4.6 million and $4.8 million, respectively. Prior to the adoption of ASU 2016-09, such tax benefits were recorded as an increase to additional paid-in capital.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company will adopt the amendments in this ASU by applying the alternative transition method allowing comparative periods to not be restated and any cumulative effect adjustment to the opening balance of retained earnings to be recognized as of January 1, 2019. The Company will elect the three practical expedients allowed by the amendments as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases. The Company continues to assess and implement changes to its accounting processes and internal controls for leases to help ensure that it meets the reporting and disclosure requirements of this ASU. Upon adoption on January 1, 2019 the Company expects to record right-of-use assets and related lease liabilities in the range of $13 to $16 million. The Company believes the impact of the additional right-of-use assets will decrease its capital ratios by approximately 3 basis points.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has contracted with a third-party provider for enhanced modeling techniques that incorporate the loss measurement requirements in these amendments. The Company is currently working through its implementation plan and is near completion of an initial CECL estimate and plans to test the effectiveness of the new model through analytics and comparison with its existing incurred loss model throughout 2019.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company will adopt this ASU effective January 1, 2019. The amendments will not have an impact on the Company’s Consolidated Financial Statements because it does not have any stock-based payment awards currently outstanding to nonemployees.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (Topic 842). These amendments affect narrow aspects of the guidance issued in ASU 2016-02, including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Management is reviewing the amendments to determine what impact, if any, they will have beyond the impact that existing, but not-yet-adopted, amendments under Topic 842 will have on the Company’s Consolidated Financial Statements.

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

NOTE 2. DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2018 and 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
December 31, 2018	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$77,534	$78	$(619)	$76,993
Mortgage-backed securities	309,244	591	(5,531)	304,304
State and municipal securities	106,465	208	(679)	105,994
Corporate debt	102,982	668	(757)	102,893
Total	$596,225	$1,545	$(7,586)	$590,184

December 31, 2017
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$55,567	$38	$(249)	$55,356
Mortgage-backed securities	278,177	1,006	(2,685)	276,498
State and municipal securities	134,641	761	(553)	134,849
Corporate debt	69,996	1,416	(35)	71,377
Total	$538,381	$3,221	$(3,522)	$538,080
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

All mortgage-backed debt securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2018 and 2017, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

In the fourth quarter of 2017, the Company transferred its held-to-maturity investment portfolio to available-for-sale in order to provide more flexibility managing its investment portfolio. As a result, the Company is prohibited from classifying any investment securities bought during the two years following the transfer as held-to-maturity.

The amortized cost and fair value of debt securities as of December 31, 2018 and 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$38,343	$38,225	$22,122	$22,172
Due from one to five years	167,873	166,380	160,773	160,563
Due from five to ten years	77,811	78,276	73,362	74,684
Due after ten years	2,954	2,999	3,947	4,163
Mortgage-backed securities	309,244	304,304	278,177	276,498
	$596,225	$590,184	$538,381	$538,080

Debt securities held to maturity
Due from one to five years	$-	$-	$250	$250
	$-	$-	$250	$250

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2018 and 2017. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018. There were no other-than-temporary impairments for the years ended December 31, 2018, 2017 and 2016.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2018
U.S. Treasury and government sponsored agencies	$(8)	$1,001	$(611)	$50,878	$(619)	$51,879
Mortgage-backed securities	(539)	67,721	(4,992)	204,260	(5,531)	271,981
State and municipal securities	(101)	20,821	(578)	52,190	(679)	73,011
Corporate debt	(315)	36,245	(442)	13,474	(757)	49,719
Total	$(963)	$125,788	$(6,623)	$320,802	$(7,586)	$446,590

December 31, 2017
U.S. Treasury and government sponsored agencies	$(151)	$33,401	$(98)	$2,926	$(249)	$36,327
Mortgage-backed securities	(986)	140,432	(1,699)	75,903	(2,685)	216,335
State and municipal securities	(450)	66,637	(103)	6,648	(553)	73,285
Corporate debt	(35)	6,955	-	-	(35)	6,955
Total	$(1,622)	$247,425	$(1,900)	$85,477	$(3,522)	$332,902

At December 31, 2018, 373 of the Company’s 729 debt securities were in an unrealized loss position for more than 12 months.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Sale proceeds	$5,736	$3,500	$6,085
Gross realized gains	$15	$-	$4
Gross realized losses	-	-	(7)
Net realized gain (loss)	$15	$-	$(3)

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2018 and 2017 was $281.9 million and $284.2 million, respectively.

Equity securities include (1) a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement and to secure available lines of credit, (2) an investment in First National Bankers Bank stock, (3) an investment in a Community Reinvestment Act (“CRA”)-qualified mutual fund, and (4) an investment in common stock of a bank holding company. The Company terminated its membership in the Federal Home Loan Bank of Atlanta effective November 11, 2016. Membership stock of the Federal Home Loan Bank of Atlanta was redeemed in 2018 after the Company paid off the remaining balance of its borrowing. The amount of investment in the First National Bankers Bank stock was $400,000 at December 31, 2018 and 2017. The amount of investment in the CRA-qualified mutual fund was $500,000 at December 31, 2018 and 2017. The amount of the investment in common stock of the bank holding company was $100,000 at December 31, 2017. This stock was sold during 2018 resulting in a gain on sale of $175,000.

NOTE 3. LOANS

The composition of loans at December 31, 2018 and 2017 is summarized as follows:

	December 31,
	2018	2017

	(In Thousands)
Commercial, financial and agricultural	$2,513,225	$2,279,366
Real estate - construction	533,192	580,874
Real estate - mortgage:
Owner-occupied commercial	1,463,887	1,328,666
1-4 family mortgage	621,634	603,063
Other mortgage	1,337,068	997,079
Total real estate - mortgage	3,422,589	2,928,808
Consumer	64,493	62,213
Total Loans	6,533,499	5,851,261
Less: Allowance for loan losses	(68,600)	(59,406)
Net Loans	$6,464,899	$5,791,855

Changes in the allowance for loan losses during the years ended December 31, 2018, 2017 and 2016, respectively are as follows:

	Years Ended December 31,
	2018	2017	2016

	(In Thousands)
Balance, beginning of year	$59,406	$51,893	$43,419
Loans charged off	(12,753)	(16,332)	(5,198)
Recoveries	545	620	274
Provision for loan losses	21,402	23,225	13,398
Balance, end of year	$68,600	$59,406	$51,893

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2018 and 2017. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2018 and 2017, respectively, are as follows:

	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Total

	(In Thousands)
	Year Ended December 31, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(11,428)	-	(1,042)	(283)	(12,753)
Recoveries	349	112	46	38	545
Provision	17,215	(1,579)	5,482	284	21,402
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600

	December 31, 2018
Individually Evaluated for Impairment	$6,066	$126	$1,887	$49	$8,128
Collectively Evaluated for Impairment	32,950	3,396	23,621	505	60,472

Loans:
Ending Balance	$2,513,225	$533,192	$3,422,589	$64,493	$6,533,499
Individually Evaluated for Impairment	18,444	1,461	18,637	49	38,591
Collectively Evaluated for Impairment	2,494,781	531,731	3,403,952	64,444	6,494,908

	Year Ended December 31, 2017
Allowance for loan losses:
Balance at December 31, 2016	$28,872	$5,125	$17,504	$392	$51,893
Charge-offs	(13,910)	(56)	(2,056)	(310)	(16,332)
Recoveries	337	168	89	26	620
Provision	17,581	(248)	5,485	407	23,225
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406

	December 31, 2017
Individually Evaluated for Impairment	$4,276	$120	$1,163	$50	$5,609
Collectively Evaluated for Impairment	28,604	4,869	19,859	465	53,797

Loans:
Ending Balance	$2,279,366	$580,874	$2,928,808	$62,213	$5,851,261
Individually Evaluated for Impairment	26,447	1,571	12,404	88	40,510
Collectively Evaluated for Impairment	2,252,919	579,303	2,916,404	62,125	5,810,751

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of December 31, 2018 and 2017 were as follows:

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,447,052	$47,754	$18,419	$-	$2,513,225
Real estate - construction	525,021	6,749	1,422	-	533,192
Real estate - mortgage:
Owner-occupied commercial	1,431,982	28,547	3,358	-	1,463,887
1-4 family mortgage	616,884	2,703	2,047	-	621,634
Other mortgage	1,309,101	16,506	11,461	-	1,337,068
Total real estate - mortgage	3,357,967	47,756	16,866	-	3,422,589
Consumer	64,444	-	49	-	64,493
Total	$6,394,484	$102,259	$36,756	$-	$6,533,499

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,225,084	$27,835	$26,447	$-	$2,279,366
Real estate - construction	572,657	6,691	1,526	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,317,113	7,333	4,220	-	1,328,666
1-4 family mortgage	598,222	1,599	3,242	-	603,063
Other mortgage	976,348	18,122	2,609	-	997,079
Total real estate - mortgage	2,891,683	27,054	10,071	-	2,928,808
Consumer	62,083	42	88	-	62,213
Total	$5,751,507	$61,622	$38,132	$-	$5,851,261

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2018 and 2017 are as follows:

December 31, 2018	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,502,117	$11,108	$2,513,225
Real estate - construction	532,195	997	533,192
Real estate - mortgage:
Owner-occupied commercial	1,460,529	3,358	1,463,887
1-4 family mortgage	619,465	2,169	621,634
Other mortgage	1,327,038	10,030	1,337,068
Total real estate - mortgage	3,407,032	15,557	3,422,589
Consumer	64,385	108	64,493
Total	$6,505,729	$27,770	$6,533,499

December 31, 2017	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,269,642	$9,724	$2,279,366
Real estate - construction	580,874	-	580,874
Real estate - mortgage:
Owner-occupied commercial	1,328,110	556	1,328,666
1-4 family mortgage	602,604	459	603,063
Other mortgage	997,079	-	997,079
Total real estate - mortgage	2,927,793	1,015	2,928,808
Consumer	62,127	86	62,213
Total	$5,840,436	$10,825	$5,851,261

Loans by past due status as of December 31, 2018 and 2017 are as follows:

December 31, 2018	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$1,222	$48	$605	$1,875	$10,503	$2,500,847	$2,513,225
Real estate - construction	-	1,352	-	1,352	997	530,843	533,192
Real estate - mortgage:
Owner-occupied commercial	412	-	-	412	3,358	1,460,117	1,463,887
1-4 family mortgage	534	235	123	892	2,046	618,696	621,634
Other mortgage	1,174	-	5,008	6,182	5,022	1,325,864	1,337,068
Total real estate - mortgage	2,120	235	5,131	7,486	10,426	3,404,677	3,422,589
Consumer	58	123	108	289	-	64,204	64,493
Total	$3,400	$1,758	$5,844	$11,002	$21,926	$6,500,571	$6,533,499

December 31, 2017	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$1,410	$5,702	$12	$7,124	$9,712	$2,262,530	$2,279,366
Real estate - construction	56	997	-	1,053	-	579,821	580,874
Real estate - mortgage:
Owner-occupied commercial	-	3,664	-	3,664	556	1,324,446	1,328,666
1-4 family mortgage	430	850	-	1,280	459	601,324	603,063
Other mortgage	5,116	-	-	5,116	-	991,963	997,079
Total real estate - mortgage	5,546	4,514	-	10,060	1,015	2,917,733	2,928,808
Consumer	131	23	48	202	38	61,973	62,213
Total	$7,143	$11,236	$60	$18,439	$10,765	$5,822,057	$5,851,261

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

The following table presents details of the Company’s impaired loans as of December 31, 2018 and 2017, respectively. Loans which have been fully charged off do not appear in the tables.

December 31, 2018

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,064	$6,064	$-	$6,142	$237
Real estate - construction	464	467	-	524	28
Real estate - mortgage:
Owner-occupied commercial	1,763	1,947	-	2,223	120
1-4 family mortgage	1,071	1,071	-	1,088	21
Other mortgage	5,061	5,061	-	5,133	252
Total real estate - mortgage	7,895	8,079	-	8,444	393
Consumer	-	-	-	-	-
Total with no allowance recorded	14,423	14,610	-	15,110	658

With an allowance recorded:
Commercial, financial and agricultural	12,380	20,141	6,066	15,918	462
Real estate - construction	997	997	126	997	31
Real estate - mortgage:
Owner-occupied commercial	3,358	3,358	99	3,364	105
1-4 family mortgage	975	975	208	975	30
Other mortgage	6,409	6,409	1,580	6,598	217
Total real estate - mortgage	10,742	10,742	1,887	10,937	352
Consumer	49	49	49	49	3
Total with allowance recorded	24,168	31,929	8,128	27,901	848

Total Impaired Loans:
Commercial, financial and agricultural	18,444	26,205	6,066	22,060	699
Real estate - construction	1,461	1,464	126	1,521	59
Real estate - mortgage:
Owner-occupied commercial	5,121	5,305	99	5,587	225
1-4 family mortgage	2,046	2,046	208	2,063	51
Other mortgage	11,470	11,470	1,580	11,731	469
Total real estate - mortgage	18,637	18,821	1,887	19,381	745
Consumer	49	49	49	49	3
Total impaired loans	$38,591	$46,539	$8,128	$43,011	$1,506

December 31, 2017

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$10,036	$16,639	$-	$16,417	$571
Real estate - construction	574	577	-	663	31
Real estate - mortgage:
Owner-occupied commercial	2,640	2,806	-	2,875	159
1-4 family mortgage	2,262	2,262	-	2,289	93
Other mortgage	746	746	-	727	44
Total real estate - mortgage	5,648	5,814	-	5,891	296
Consumer	38	39	-	42	3
Total with no allowance recorded	16,296	23,069	-	23,013	901

With an allowance recorded:
Commercial, financial and agricultural	16,411	16,992	4,276	17,912	651
Real estate - construction	997	997	120	997	56
Real estate - mortgage:
Owner-occupied commercial	3,914	3,914	601	3,801	215
1-4 family mortgage	980	980	281	1,113	54
Other mortgage	1,862	1,862	281	1,862	80
Total real estate - mortgage	6,756	6,756	1,163	6,776	349
Consumer	50	50	50	42	3
Total with allowance recorded	24,214	24,795	5,609	25,727	1,059

Total Impaired Loans:
Commercial, financial and agricultural	26,447	33,631	4,276	34,329	1,222
Real estate - construction	1,571	1,574	120	1,660	87
Real estate - mortgage:
Owner-occupied commercial	6,554	6,720	601	6,676	374
1-4 family mortgage	3,242	3,242	281	3,402	147
Other mortgage	2,608	2,608	281	2,589	124
Total real estate - mortgage	12,404	12,570	1,163	12,667	645
Consumer	88	89	50	84	6
Total impaired loans	$40,510	$47,864	$5,609	$48,740	$1,960

Troubled Debt Restructurings (“TDR”) at December 31, 2018 and 2017 totaled $14.6 million and $20.6 million, respectively. The Company had a related allowance for loan losses of $4.3 million allocated to these TDRs at December 31, 2018 and 2017, respectively. The Company’s TDRs for the years ended December 31, 2018 and 2017 have all resulted from term extensions rather than from interest rate reductions or debt forgiveness. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Year Ended December 31, 2018
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	6	$7,242	$7,242
Real estate - construction	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664
1-4 family mortgage	1	850	850
Other mortgage	-	-	-
Total real estate - mortgage	3	4,514	4,514
Consumer	-	-	-
	10	$12,753	$12,753

	Year ended December 31, 2017
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial, financial and agricultural	6	$11,438	$11,438
Real estate - construction	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664
1-4 family mortgage	1	850	850
Other mortgage	-	-	-
Total real estate - mortgage	3	4,514	4,514
Consumer	-	-	-
	10	$16,949	$16,949

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2018 and 2017, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Year Ended December 31,
	2018	2017
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$6,900	$-
Real estate - construction	997	-
Real estate - mortgage:
Owner occupied commercial	3,664	-
1-4 family mortgage	850	-
Other mortgage	-	-
Total real estate - mortgage	4,514	-
Consumer	-	-
	$12,411	$-

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017

	(In Thousands)
Balance, beginning of year	$8,440	$10,806
Additions	4,174	-
Advances	3,657	7,351
Repayments	(10,843)	(9,717)
Balance, end of year	$5,428	$8,440

NOTE 4. FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2018, 2017 and 2016 follows:

	2018	2017	2016
	(In Thousands)
Balance at beginning of year	$6,701	$4,988	$5,392
Transfers from loans and capitalized expenses	3,087	4,685	4,112
Foreclosed properties sold	(3,934)	(2,982)	(3,931)
Writedowns and partial liquidations	(685)	10	(585)
Balance at end of year	$5,169	$6,701	$4,988

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2018	2017
	(In Thousands)
Land	$5,489	$5,468
Building	36,337	36,259
Furniture and equipment	24,774	23,297
Leasehold improvements	10,190	9,599
Construction in progress	200	88
Total premises and equipment, cost	76,990	74,711
Accumulated depreciation	(19,168)	(15,811)
Total premises and equipment, net	$57,822	$58,900

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2018, 2017 and 2016 were $3.4 million, $2.6 million and $2.7 million, respectively.

The Company leases land and building space under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases at December 31, 2018 are summarized as follows:

(In Thousands)
2019	$3,084
2020	3,028
2021	2,426
2022	2,455
2023	2,008
Thereafter	3,575
Total	$16,576

For the years ended December 31, 2018, 2017 and 2016, annual rental expense on operating leases was $3.2 million, $4.3 million, and $3.8 million, respectively.

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

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance. The amount of recorded investment in these partnerships as of December 31, 2018 and 2017 was $18.9 million and $21.1 million, respectively, of which $12.8 million and $13.6 million as of December 31, 2018 and 2017, respectively, are included in loans of the Company. The remaining amounts are included in other assets.

NOTE 7. DEPOSITS

Deposits at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In Thousands)
Noninterest-bearing demand	$1,557,341	$1,440,326
Interest-bearing checking	4,624,909	4,029,147
Savings	53,880	50,959
Time deposits, $250,000 and under	257,925	228,540
Time deposits, over $250,000	421,653	342,702
	$6,915,708	$6,091,674

The scheduled maturities of time deposits at December 31, 2018 were as follows:

(In Thousands)
2019	$386,936
2020	126,817
2021	60,246
2022	34,950
2023	70,580
Thereafter	49
Total	$679,578

At December 31, 2018 and 2017, overdraft deposits reclassified to loans were $10.9 million and $1.7 million, respectively.

NOTE 8. FEDERAL FUNDS PURCHASED

At December 31, 2018, the Company had $288.7 million in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $301.8 million at December 31, 2017. Rates paid on these funds were between 2.50% and 2.65% as of December 31, 2018 and 1.55% and 1.70% as of December 31, 2017.

At December 31, 2018, the Company had available lines of credit totaling approximately $562.0 million with various financial institutions for borrowing on a short-term basis, with no amount outstanding. Available lines totaled approximately $468.0 million at December 31, 2017. These lines are subject to annual renewals with varying interest rates.

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

Debt is reported net of unamortized issuance costs of $84,000 and $118,000 as of December 31, 2018 and 2017, respectively.

NOTE 10. SF INTERMEDIATE HOLDING COMPANY, INC., SF HOLDING 1, INC., SF REALTY 1, INC., SF FLA REALTY, INC., SF GA REALTY, INC. AND SF TN REALTY, INC.

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

NOTE 11. DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2018 and December 31, 2017 were not material.

NOTE 12. EMPLOYEE AND DIRECTOR BENEFITS

At December 31, 2018, the Company has two stock incentive plans, which are described below. The compensation cost that has been charged against income for the plans was approximately $851,000, $1,170,000 and $1,198,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, there are a total of 3,248,774 shares available to be granted under the 2005 and 2009 Plans.

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

The assumptions used in determining the fair value of 2018, 2017 and 2016 stock option grants were as follows:

	2018	2017	2016
Expected price volatility	35.39%	29.00%	29.00%
Expected dividend yield	1.24%	0.44%	0.64%
Expected term (in years)	6	6	6
Risk-free rate	2.90%	2.08%	1.85%

The weighted average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $12.76, $11.82 and $6.00, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2018:
Outstanding at beginning of year	1,666,834	$10.68	5.5	$51,377
Granted	42,250	37.21	9.6	-
Exercised	(414,336)	5.73	2.8	10,832
Forfeited	(56,000)	15.40	6.2	912
Outstanding at end of year	1,238,748	$13.02	5.2	$23,355

Exercisable at December 31, 2018	510,100	$7.08	3.5	$12,645

Year Ended December 31, 2017:
Outstanding at beginning of year	2,026,334	$9.00	6.2	$57,636
Granted	58,000	37.59	9.1	227
Exercised	(385,500)	4.96	4.0	14,087
Forfeited	(32,000)	21.96	8.1	625
Outstanding at end of year	1,666,834	$10.68	5.5	$51,377

Exercisable at December 31, 2017	808,236	$5.22	3.9	$29,321

Year Ended December 31, 2016:
Outstanding at beginning of year	2,498,834	$6.66	6.3	$42,746
Granted	241,000	20.15	9.1	4,166
Exercised	(682,500)	4.28	3.9	22,629
Forfeited	(31,000)	11.04	6.8	818
Outstanding at end of year	2,026,334	$9.00	6.2	$57,636

Exercisable at December 31, 2016	928,536	$5.08	4.8	$30,051

Exercisable options at December 31, 2018 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$4.17	27,500	$4.17	0.8	$762
5.00	244,000	5.00	2.6	6,556
5.50	120,000	5.50	4.2	3,164
6.92	45,000	6.92	5.0	1,123
15.74	21,600	15.74	6.1	348
18.57	52,000	18.57	4.5	692
	510,100	$7.08	3.5	$12,645

As of December 31, 2018, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options. As of December 31, 2018, non-vested stock options had a weighted average remaining time to vest of 2.0 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2018, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2018, non-vested restricted stock had a weighted average remaining time to vest of 3.1 years.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit sharing contributions. The Company’s expense for the plan was $1.5 million, $1.4 million and $1.3 million for 2018, 2017 and 2016, respectively.

NOTE 13. COMMON STOCK

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

NOTE 14. REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $311.9 million in dividends as of December 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets. The applicable capital conservation buffer at December 31, 2018 was 1.875% and the Company and bank exceeded such requirement.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2018.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
CET I Capital to Risk Weighted Assets:
Consolidated	$705,203	10.12%	$313,564	4.50%	N/A	N/A
ServisFirst Bank	768,614	11.03%	313,554	4.50%	$452,911	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	705,705	10.13%	418,086	6.00%	N/A	N/A
ServisFirst Bank	769,116	11.04%	418,071	6.00%	557,428	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	839,471	12.05%	557,448	8.00%	N/A	N/A
ServisFirst Bank	838,216	12.03%	557,428	8.00%	696,786	10.00%
Tier I Capital to Average Assets:
Consolidated	705,705	9.08%	311,214	4.00%	N/A	N/A
ServisFirst Bank	769,116	9.89%	311,206	4.00%	389,007	5.00%

As of December 31, 2017:
CET I Capital to Risk Weighted Assets:
Consolidated	$593,111	9.51%	$280,553	4.50%	N/A	N/A
ServisFirst Bank	651,201	10.45%	280,523	4.50%	$405,199	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	593,613	9.52%	374,070	6.00%	N/A	N/A
ServisFirst Bank	651,703	10.45%	374,030	6.00%	498,707	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	718,151	11.52%	498,760	8.00%	N/A	N/A
ServisFirst Bank	711,609	11.42%	498,707	8.00%	623,384	10.00%
Tier I Capital to Average Assets:
Consolidated	593,613	8.51%	278,970	4.00%	N/A	N/A
ServisFirst Bank	651,703	9.35%	278,954	4.00%	348,693	5.00%

NOTE 15. OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Other Operating Income
ATM fee income	$876	$711	$715
Gain (loss) on sale of other real estate owned	(21)	33	18
Gain (loss) on sale of fixed assets	-	1	1,399
Other	384	354	556
Total other operating income	$1,239	$1,099	$2,688

Other Operating Expenses
Data processing	$6,667	$5,454	$4,832
Other loan expenses	2,711	2,170	1,510
Customer and public relations	2,182	2,008	1,890
Bank service charges	2,004	1,522	1,341
Sales and use tax	733	1,167	781
Write-down investment in tax credit partnerships	750	1,081	2,519
Telephone	919	990	740
Donations and contributions	859	744	769
Marketing	557	716	544
Supplies	550	595	555
Fraud and forgery losses	464	515	206
Directors fees	467	472	407
Postage	439	441	377
Other operational losses	519	167	264
Other	3,477	3,087	3,077
Total other operating expenses	$23,298	$21,129	$19,812

NOTE 16. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Current tax expense:
Federal	$43,207	$27,952	$29,813
State	2,950	2,258	1,254
Total current tax expense	46,157	30,210	31,067
Deferred tax (benefit) expense:
Federal	(12,636)	17,073	(662)
State	(1,619)	(3,025)	(1,066)
Total deferred tax (benefit) expense	(14,255)	14,048	(1,728)
Total income tax expense	$31,902	$44,258	$29,339

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2018
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$35,457	21.00%
Effect on rate of:
State income tax, net of federal tax effect	808	0.48%
Tax-exempt income, net of expenses	(655)	(0.39)%
Bank owned life insurance contracts	(657)	(0.39)%
Excess tax benefit from stock compensation	(3,118)	(1.84)%
Federal tax credits	(113)	(0.07)%
Other	180	0.10%
Effective income tax and rate	$31,902	18.89%

	Year Ended December 31, 2017
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$48,073	35.00%
Effect on rate of:
State income tax, net of federal tax effect	43	0.03%
Tax-exempt income, net of expenses	(1,356)	(0.99)%
Bank owned life insurance contracts	(1,096)	(0.80)%
Excess tax benefit from stock compensation	(4,278)	(3.11)%
Federal tax credits	(234)	(0.17)%
Enacted tax rate change	3,108	2.26
Other	(2)	-%
Effective income tax and rate	$44,258	32.22%

	Year Ended December 31, 2016
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$38,786	35.00%
Effect on rate of:
State income tax, net of federal tax effect	254	0.23%
Tax-exempt income, net of expenses	(1,322)	(1.20)%
Bank owned life insurance contracts	(978)	(0.88)%
Incentive stock option expense	(4,788)	(4.32)%
Federal tax credits	(2,652)	(2.40)%
Other	39	0.04%
Effective income tax and rate	$29,339	26.47%

The components of net deferred tax asset are as follows:

	December 31,
	2018	2017
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$17,212	$14,905
Other real estate owned	317	232
Nonqualified equity awards	788	927
Nonaccrual interest	311	178
State tax credits	6,791	5,688
Investments	1,130	1,296
Deferred loan fees	804	866
Reserve for unfunded commitments	135	125
Accrued bonus	2,025	1,521
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in acquisition	139	175
Net unrealized loss on securities available for sale	1,273	65
Other deferred tax assets	669	431
Total deferred tax assets	31,594	26,409

Deferred tax liabilities:
REIT dividend	-	9,706
Depreciation	3,732	3,240
Prepaid expenses	376	164
Acquired intangible assets	209	277
Total deferred tax liabilities	4,317	13,387
Net deferred tax assets	$27,277	$13,022

The Company believes its net deferred tax asset is recoverable as of December 31, 2018 based on the expectation of future taxable income and other relevant considerations.

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  On December 22, 2017, the President of the United States signed the “Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (referred to as the “Tax Cuts and Jobs Act” or the Act).  The Act provided for a reduction in the corporate tax rate from a maximum tax rate of 35% to a flat tax rate of 21% effective for tax years beginning after December 31, 2017.  As a result, the Company revalued its deferred tax assets and liabilities as of December 31, 2017, and recorded the effect of this change as a component of tax expense.  Tax expense recorded related to the change in the enacted federal tax rate was $3,108,000 in 2017.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2015 through 2018. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $106,000 and $116,000 as of December 31, 2018 and 2017, respectively. Unrecognized income tax benefits as of December 31, 2018 and December 31, 2017, that, if recognized, would impact the effective income tax rate totaled $2,133,000 and $1,779,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2018, 2017 and 2016 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2018	2017	2016
	(In Thousands)
Balance, beginning of year	$1,779	$1,375	$1,173
Increases related to prior year tax positions	799	365	364
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Enacted tax rate change	-	315	-
Lapse of statute	(445)	(276)	(162)
Balance, end of year	$2,133	$1,779	$1,375

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

	2018	2017	2016
	(In Thousands)
Commitments to extend credit	$1,985,801	$1,945,171	$1,667,015
Credit card arrangements	173,613	128,149	100,678
Standby letters of credit and financial guarantees	40,590	41,654	40,991
Total	$2,200,004	$2,114,974	$1,808,684

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

NOTE 18. CONCENTRATIONS OF CREDIT

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

NOTE 19. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant at December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	53,172,695	52,887,359	52,450,896
Net income available to common stockholders	$136,877	$93,030	$81,432
Basic earnings per common share	$2.57	1.76	$1.55

Weighted average common shares outstanding	53,172,695	52,887,359	52,450,896
Dilutive effects of assumed conversions and exercise of stock options and warrants	997,184	1,236,598	1,157,476
Weighted average common and dilutive potential common shares outstanding	54,169,879	54,123,957	53,608,372
Net income available to common stockholders	$136,877	$93,030	$81,432
Diluted earnings per common share	$2.53	$1.72	$1.52

NOTE 20. RELATED PARTY TRANSACTIONS

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2018 and 2017 in the amount of $5.4 million and $8.4 million, respectively. Related party deposits totaled $-6.7 million and $7.0 million at December 31, 2018 and 2017, respectively.

NOTE 21. FAIR VALUE MEASUREMENT

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $14,942,000 and $13,253,000 during the years ended December 31, 2018 and 2017, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $775,000 and $227,000 was recognized during the years ended December 31, 2018 and 2017, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan foreclosure for $360,000 classified as OREO as of December 31, 2018, compared to none as of December 31, 2017.

One residential real estate loan for $173,000 was in the process of being foreclosed as of December 31, 2018.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury and government sponsored agencies	$-	$76,993	$-	$76,993
Mortgage-backed securities	-	304,304	-	304,304
State and municipal securities	-	105,994	-	105,994
Corporate debt	-	96,375	6,518	102,893
Total assets at fair value	$-	$583,666	$6,518	$590,184

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury and government sponsored agencies	$-	$55,356	$-	$55,356
Mortgage-backed securities	-	276,498	-	276,498
State and municipal securities	-	134,849	-	134,849
Corporate debt	-	64,877	6,500	71,377
Total assets at fair value	$-	$531,580	$6,500	$538,080

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	-	$30,463	$30,463
Other real estate owned and repossessed assets	-	-	5,169	5,169
Total assets at fair value	-	-	$35,632	$35,632

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$34,901	$34,901
Other real estate owned	-	-	6,701	6,701
Total assets at fair value	$-	$-	$41,602	$41,602

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

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and December 31, 2017 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$458,050	$458,050	$238,062	$238,062

Level 2 Inputs:
Debt securities available for sale	$583,666	$583,666	$531,580	$531,580
Equity securities	894	894	1,034	1,034
Federal funds sold	223,845	223,845	239,524	239,524
Mortgage loans held for sale	120	121	4,459	4,459
Bank owned life insurance contracts	130,649	130,649	127,519	127,519

Level 3 Inputs:
Debt securities available for sale	$6,518	$6,518	$6,500	$6,500
Debt securities held to maturity	-	-	250	250
Loans, net	6,464,899	6,398,604	5,791,855	5,747,342

Financial Liabilities:
Level 2 Inputs:
Deposits	$6,915,708	$6,910,176	$6,091,674	$6,086,085
Federal funds purchased	288,725	288,725	301,797	301,797
Other borrowings	64,666	64,613	64,832	65,921

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2018 and 2017 and the condensed statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016.

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$9,034	$9,891
Investment in subsidiary	778,112	665,192
Other assets	239	368
Total assets	$787,385	$675,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,666	$64,632
Other liabilities	8,018	3,717
Total liabilities	72,684	68,349
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,375,195 shares issued and outstanding at December 31, 2018 and 52,992,586 shares issued and outstanding at December 31, 2017	53	53
Additional paid-in capital	218,521	217,693
Retained earnings	500,868	389,554
Accumulated other comprehensive (loss) income	(4,741)	(198)
Total stockholders' equity	714,701	607,102
Total liabilities and stockholders' equity	$787,385	$675,451

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(In Thousands)

	2018	2017	2016
Income:
Dividends received from subsidiary	$23,000	$6,500	$2,500
Other income	176	2	2
Total income	23,176	6,502	2,502
Expense:
Other expenses	2,933	2,260	2,208
Total expenses	2,933	2,260	2,208
Equity in undistributed earnings of subsidiary	116,634	88,788	81,138
Net income	136,877	93,030	81,432
Dividends on preferred stock	-	-	-
Net income available to common stockholders	$136,877	$93,030	$81,432

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In Thousands)

	2018	2017	2016
Operating activities
Net income	$136,877	$93,030	$81,432
Adjustments to reconcile net income to net cash provided by operating activities:
Other	(1,181)	(314)	1,442
Equity in undistributed earnings of subsidiary	(116,634)	(88,788)	(81,138)
Net cash provided by operating activities	19,062	3,928	1,736
Investing activities
Investment in subsidiary	-	-	(36,000)
Other	275	-	-
Net cash used in investing activities	275	-	(36,000)
Financing activities
Proceeds from issuance of subordinated notes	-	29,943	-
Redemption of subordinated notes	-	(20,000)	-
Dividends paid on common stock	(20,194)	(10,040)	(7,858)
Net cash provided by financing activities	(20,194)	(97)	(7,858)
Increase (decrease) in cash and cash equivalents	(857)	3,831	(42,122)
Cash and cash equivalents at beginning of year	9,891	6,060	48,182
Cash and cash equivalents at end of year	$9,034	$9,891	$6,060

NOTE 23. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and events which occurred subsequent to December 31, 2018 but were not recognized in the consolidated financial statements.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2018 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$74,009	$78,396	$84,058	$90,164
Interest expense	11,573	13,874	17,195	21,306
Net interest income	62,436	64,522	66,863	68,858
Provision for loan losses	4,139	4,121	6,624	6,518
Net income available to common stockholders	32,603	33,509	34,560	36,205
Net income per common share, basic	$0.61	$0.63	$0.65	$0.68
Net income per common share, diluted	$0.60	$0.62	$0.64	$0.67

	2017 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$59,517	$63,538	$67,641	$72,060
Interest expense	7,465	7,971	9,245	10,652
Net interest income	52,052	55,567	58,396	61,408
Provision for loan losses	4,986	4,381	4,803	9,055
Net income available to common stockholders	22,519	24,133	25,259	21,119
Net income per common share, basic	$0.42	$0.46	$0.48	$0.40
Net income per common share, diluted	$0.41	$0.45	$0.47	$0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2018.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code of Ethics. A copy of the Code of Ethics is available on our website at www.servisfirstbank.com. We will disclose any amendments or waivers, including implicit waivers, of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.

ITEM 11. EXECUTIVE COMPENSATION

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following statements are filed as a part of this Annual Report on Form 10-K

(b)  The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

2.1	Plan of Reorganization and Agreement of Merger dated August 29, 2007 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10, filed on March 28, 2008).

3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed June 24, 2016).

3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed on June 28, 2016).

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).

10.1*	2005 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

10.2*	Amended and Restated Change in Control Agreement with William M. Foshee dated March 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 7, 2014).

10.3*	Amended and Restated Change in Control Agreement with Clarence C. Pouncey III dated March 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on March 7, 2014).

10.4*	Employment Agreement of Andrew N. Kattos dated April 27, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

10.5*	Employment Agreement of G. Carlton Barker dated February 1, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

10.6*	2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2014).

10.7	Note Purchase Agreement, dated July 15, 2015 between the Company and the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2015).

10.8	Note Purchase Agreement, dated November 8, 2017, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2017).

10.9*	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.10*	First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.11*	Form of Nonqualified Stock Option Award pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.12*	Form of Restricted Stock Award Agreement pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed June 17, 2014).

10.13*	Loan Agreement, dated as of September 1, 2016, by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.14*	Revolving Promissory Note dated as of September 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.15*	Pledge and Security Agreement dated as of September 1, 2016 by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.16	Loan Agreement, dated as of September 1, 2016, by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.17	Revolving Promissory Note dated as of September 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

10.18	Pledge and Security Agreement dated as of September 1, 2016 by and between ServisFirst Bancshares, Inc. and NexBank SSB (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 2, 2016).

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	Chairman, President, Chief	February 28, 2019
Thomas A. Broughton, III	Executive Officer and Director
(Principal Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 28, 2019
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Director	February 28, 2019
Irma L. Tuder

*	Director	February 28, 2019
Michael D. Fuller

*	Director	February 28, 2019
James J. Filler

*	Director	February 28, 2019
Joseph R. Cashio

*	Director	February 28, 2019
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

February 28, 2019

