Form 10-Q
period 2019-03-31
ServisFirst Bancshares, Inc.
filed 2019-04-30
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.001 per share	SFBS	The NASDAQ Stock Market LLC

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 26, 2019
Common stock, $.001 par value	53,511,182

10.1	Third Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan
10.2	Form of Nonqualified Stock Option Award Pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (Revised 2019)
10.3	Form of ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan Restricted Stock Award Agreement (Revised 2019)

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$71,058	$97,516
Interest-bearing balances due from depository institutions	547,036	360,534
Federal funds sold	181,435	223,845
Cash and cash equivalents	799,529	681,895
Available for sale debt securities, at fair value	631,696	590,184
Held to maturity debt securities (fair value of $250 at March 31, 2019)	250	–
Mortgage loans held for sale	1,223	120
Loans	6,659,908	6,533,499
Less allowance for loan losses	(70,207)	(68,600)
Loans, net	6,589,701	6,464,899
Premises and equipment, net	57,664	57,822
Accrued interest and dividends receivable	26,998	24,070
Deferred tax assets, net	26,209	27,277
Other real estate owned and repossessed assets	5,480	5,169
Bank owned life insurance contracts	131,411	130,649
Goodwill and other identifiable intangible assets	14,381	14,449
Other assets	26,294	10,848
Total assets	$8,310,836	$8,007,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,572,703	$1,557,341
Interest-bearing	5,510,963	5,358,367
Total deposits	7,083,666	6,915,708
Federal funds purchased	373,378	288,725
Other borrowings	64,675	64,666
Accrued interest payable	11,476	10,381
Other liabilities	32,055	12,699
Total liabilities	7,565,250	7,292,179
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2019 and December 31, 2018	–	–
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,495,208 shares issued and outstanding at March 31, 2019, and 53,375,195 shares issued and outstanding at December 31, 2018	53	53
Additional paid-in capital	218,147	218,521
Retained earnings	527,853	500,868
Accumulated other comprehensive loss	(969)	(4,741)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	745,084	714,701
Noncontrolling interest	502	502
Total stockholders' equity	745,586	715,203
Total liabilities and stockholders' equity	$8,310,836	$8,007,382

  (1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$85,524	$69,674
Taxable securities	3,746	2,745
Nontaxable securities	446	656
Federal funds sold	1,219	551
Other interest and dividends	2,764	383
Total interest income	93,699	74,009
Interest expense:
Deposits	22,145	9,621
Borrowed funds	2,776	1,952
Total interest expense	24,921	11,573
Net interest income	68,778	62,436
Provision for loan losses	4,885	4,139
Net interest income after provision for loan losses	63,893	58,297
Noninterest income:
Service charges on deposit accounts	1,702	1,585
Mortgage banking	575	518
Credit card income	1,576	1,255
Securities gains (losses)	–	4
Increase in cash surrender value life insurance	762	777
Other operating income	327	276
Total noninterest income	4,942	4,415
Non-interest expenses:
Salaries and employee benefits	14,265	13,296
Equipment and occupancy expense	2,259	1,954
Professional services	994	805
FDIC and other regulatory assessments	1,019	1,133
Other real estate owned expense	22	316
Other operating expenses	6,767	5,554
Total non-interest expenses	25,326	23,058
Income before income taxes	43,509	39,654
Provision for income taxes	8,499	7,051
Net income	35,010	32,603
Dividends on preferred stock	–	–
Net income available to common stockholders	$35,010	$32,603
Basic earnings per common share	$0.65	$0.61
Diluted earnings per common share	$0.65	$0.60

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$35,010	$32,603
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale, net of tax of $1,002 and $(1,340) for 2019 and 2018, respectively	3,772	(4,910)
Reclassification adjustment for net gains on sale of securities, net of tax of $1 for 2018	–	3
Other comprehensive income (loss), net of tax	3,772	(4,907)
Comprehensive income	$38,782	$27,696

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2019 and 2018

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2018	$–	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends declared, $0.11 per share	–	–	–	(5,846)	–	–	(5,846)
Issue 143,833 shares of common stock upon exercise of stock options	–	–	852	–	–	–	852
30,003 shares of common stock withheld in net settlement upon exercise of stock options	–	–	(1,247)	–	–	–	(1,247)
Stock-based compensation expense	–	–	238	–	–	–	238
Other comprehensive income, net of tax	–	–	–	–	(4,907)	–	(4,907)
Net income	–	–	–	32,603	–	–	32,603
Balance, March 31, 2018	$–	$53	$217,536	$416,311	$(5,105)	$502	$629,297

Balance, January 1, 2019	$–	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends declared, $0.15 per share	–	–	–	(8,025)	–	–	(8,025)
Issue 117,313 shares of common stock upon exercise of stock options	–	–	797	–	–	–	797
45,187 shares of common stock withheld in net settlement upon exercise of stock options	–	–	(1,453)	–	–	–	(1,453)
Stock-based compensation expense	–	–	282	–	–	–	282
Other comprehensive loss, net of tax	–	–	–	–	3,772	–	3,772
Net income	–	–	–	35,010	–	–	35,010
Balance, March 31, 2019	$–	$53	$218,147	$527,853	$(969)	$502	$745,586

See Notes to Consolidated Financial Statements.

  SERVISFIRST BANCSHARES, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$35,010	$32,603
Adjustments to reconcile net income to net cash provided by
Deferred tax expense	1,068	1,554
Provision for loan losses	4,885	4,139
Depreciation	917	832
Accretion on acquired loans	(91)	(72)
Amortization of core deposit intangible	68	67
Net amortization of debt securities available for sale	626	623
(Increase) decrease in accrued interest and dividends receivable	(2,928)	400
Stock-based compensation expense	282	238
Increase in accrued interest payable	1,095	2,852
Proceeds from sale of mortgage loans held for sale	15,581	24,720
Originations of mortgage loans held for sale	(16,109)	(24,265)
Net gain on sale of debt securities available for sale	–	(4)
Gain on sale of mortgage loans held for sale	(575)	(518)
Net loss on sale of other real estate owned and repossessed assets	2	–
Write down of other real estate owned and repossessed assets	20	254
Operating losses of tax credit partnerships	35	29
Increase in cash surrender value of life insurance contracts	(762)	(777)
Net change in other assets, liabilities, and other operating activities	2,550	(3,790)
Net cash provided by operating activities	41,674	38,885
INVESTMENT ACTIVITIES
Purchase of securities available for sale	(65,507)	(54,666)
Proceeds from maturities, calls and paydowns of securities available for sale	28,469	20,376
Proceeds from sale of debt securities available for sale	–	5,100
Purchase of debt securities held to maturity	(250)	–
Increase in loans	(129,977)	(78,664)
Purchase of premises and equipment	(759)	(556)
Proceeds from sale of other real estate owned and repossessed assets	48	874
Net cash used in investing activities	(167,976)	(107,536)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest-bearing deposits	15,362	(32,734)
Net increase (decrease) in interest-bearing deposits	152,596	(81,553)
Net increase in federal funds purchased	84,653	24,602
Repayment of Federal Home Loan Bank advances	–	(100)
Proceeds from exercise of stock options	797	852
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,453)	(1,247)
Dividends paid on common stock	(8,019)	(2,650)
Net cash provided by (used in) financing activities	243,936	(92,830)
Net increase (decrease) in cash and cash equivalents	117,634	(161,481)
Cash and cash equivalents at beginning of period	681,895	477,586
Cash and cash equivalents at end of period	$799,529	$316,105
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$23,826	$8,721
Income taxes	1,533	2,902
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$381	$175
Dividends declared	8,025	5,846

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2018.

All reported amounts are in thousands except share and per share data.

Leases

The Company leases certain office space and equipment under operating leases. Accounting Standards Update 2016-02, “Leases (Topic 842)” requires that operating leases in effect as of date of adoption, January 1, 2019 for the Company, be recognized as a liability to make lease payments and as an asset representing the right to use the asset during the lease term, or “lease liability” and “right-of-use asset”, respectively. The lease liability is measured by the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate.

Certain of the leases include one or more renewal options that extend the initial lease term one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, a majority of renewals to extend lease terms are not included in the right-of-use assets and lease liabilities as they are not reasonably certain to be exercised. Renewal options are regularly evaluated and when they are reasonably certain to be exercised, are included in lease terms.

None of the Company’s leases provide an implicit rate. The Company uses its incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The present value of all existing operating leases was determined using the incremental collateralized borrowing rate on January 1, 2019.

The Company has made an accounting policy election to not apply the recognition requirements in ASU 2016-02 to short-term leases. The Company has also elected to use the practical expedients allowed by the new standard as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases.

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

	Three Months Ended March 31,
	2019	2018
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,465,091	53,082,322
Net income available to common stockholders	$35,010	$32,603
Basic earnings per common share	$0.65	$0.61

Weighted average common shares outstanding	53,465,091	53,082,322
Dilutive effects of assumed conversions and exercise of stock options and warrants	611,447	1,101,078
Weighted average common and dilutive potential common shares outstanding	54,076,538	54,183,400
Net income available to common stockholders	$35,010	$32,603
Diluted earnings per common share	$0.65	$0.60

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2019 and December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2019	(In Thousands)
Available for sale debt securities
U.S. Treasury and government sponsored agencies	$74,285	$126	$(330)	$74,081
Mortgage-backed securities	330,444	1,392	(2,460)	329,376
State and municipal securities	96,438	280	(250)	96,468
Corporate debt	131,802	508	(539)	131,771
Total	$632,969	$2,306	$(3,579)	$631,696
Held to maturity debt securities
State and municipal securities	$250	$–	$–	$250
Total	$250	$–	$–	$250

December 31, 2018
Available for sale debt securities
U.S. Treasury and government sponsored agencies	$77,534	$78	$(619)	$76,993
Mortgage-backed securities	309,244	591	(5,531)	304,304
State and municipal securities	106,465	208	(679)	105,994
Corporate debt	102,982	668	(757)	102,893
Total	$596,225	$1,545	$(7,586)	$590,184

The amortized cost and fair value of debt securities as of March 31, 2019 and December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale debt securities
Due within one year	$35,222	$35,168	$38,343	$38,225
Due from one to five years	170,094	169,701	167,873	166,380
Due from five to ten years	94,404	94,605	77,811	78,276
Due after ten years	2,805	2,846	2,954	2,999
Mortgage-backed securities	330,444	329,376	309,244	304,304
	$632,969	$631,696	$596,225	$590,184

Held to maturity debt securities
Due from one to five years	$250	$250	$–	$–
	$250	$250	$–	$–

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2019 and December 31, 2018, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At March 31, 2019, 328 of the Company’s 752 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2019
U.S. Treasury and government sponsored agencies	$(5)	$1,003	$(325)	$47,913	$(330)	$48,916
Mortgage-backed securities	(203)	40,066	(2,257)	187,872	(2,460)	227,938
State and municipal securities	(24)	4,394	(226)	41,231	(250)	45,625
Corporate debt	(238)	33,466	(301)	25,191	(539)	58,657
Total	$(470)	$78,929	$(3,109)	$302,207	$(3,579)	$381,136

December 31, 2018
U.S. Treasury and government sponsored agencies	$(8)	$1,001	$(611)	$50,878	$(619)	$51,880
Mortgage-backed securities	(539)	67,721	(4,992)	204,260	(5,531)	271,981
State and municipal securities	(101)	20,821	(578)	52,190	(679)	73,011
Corporate debt	(315)	36,245	(442)	13,474	(757)	49,718
Total	$(963)	$125,788	$(6,623)	$320,802	$(7,586)	$446,590

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $314.4 million and $291.6 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,522,136	$2,513,225
Real estate - construction	556,219	533,192
Real estate - mortgage:
Owner-occupied commercial	1,500,595	1,463,887
1-4 family mortgage	629,285	621,634
Other mortgage	1,394,611	1,337,068
Subtotal: Real estate - mortgage	3,524,491	3,422,589
Consumer	57,062	64,493
Total Loans	6,659,908	6,533,499
Less: Allowance for loan losses	(70,207)	(68,600)
Net Loans	$6,589,701	$6,464,899

Commercial, financial and agricultural	37.87%	38.47%
Real estate - construction	8.35%	8.16%
Real estate - mortgage:
Owner-occupied commercial	22.53%	22.41%
1-4 family mortgage	9.45%	9.51%
Other mortgage	20.94%	20.46%
Subtotal: Real estate - mortgage	52.92%	52.38%
Consumer	0.86%	0.99%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor(s) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,456,885	$47,075	$18,176	$–	$2,522,136
Real estate - construction	548,656	6,944	619	–	556,219
Real estate - mortgage:
Owner-occupied commercial	1,470,108	26,929	3,558	–	1,500,595
1-4 family mortgage	625,458	1,976	1,851	–	629,285
Other mortgage	1,368,451	14,781	11,379	–	1,394,611
Total real estate - mortgage	3,464,017	43,686	16,788	–	3,524,491
Consumer	57,013	49	–	–	57,062
Total	$6,526,571	$97,754	$35,583	$–	$6,659,908

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,447,052	$47,754	$18,419	$–	$2,513,225
Real estate - construction	525,021	6,749	1,422	–	533,192
Real estate - mortgage:
Owner-occupied commercial	1,431,982	28,547	3,358	–	1,463,887
1-4 family mortgage	616,884	2,703	2,047	–	621,634
Other mortgage	1,309,101	16,506	11,461	–	1,337,068
Total real estate - mortgage	3,357,967	47,756	16,866	–	3,422,589
Consumer	64,444	–	49	–	64,493
Total	$6,394,484	$102,259	$36,756	$–	$6,533,499

Loans by performance status as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,510,619	$11,517	$2,522,136
Real estate - construction	555,981	238	556,219
Real estate - mortgage:
Owner-occupied commercial	1,497,037	3,558	1,500,595
1-4 family mortgage	627,435	1,850	629,285
Other mortgage	1,384,611	10,000	1,394,611
Total real estate - mortgage	3,509,083	15,408	3,524,491
Consumer	57,050	12	57,062
Total	$6,632,733	$27,175	$6,659,908

December 31, 2018	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,502,117	$11,108	$2,513,225
Real estate - construction	532,195	997	533,192
Real estate - mortgage:
Owner-occupied commercial	1,460,529	3,358	1,463,887
1-4 family mortgage	619,465	2,169	621,634
Other mortgage	1,327,038	10,030	1,337,068
Total real estate - mortgage	3,407,032	15,557	3,422,589
Consumer	64,385	108	64,493
Total	$6,505,729	$27,770	$6,533,499

Loans by past due status as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$6,868	$2,115	$31	$9,014	$11,486	$2,501,636	$2,522,136
Real estate - construction	–	–	–	–	238	555,981	556,219
Real estate - mortgage:
Owner-occupied commercial	122	–	–	122	3,558	1,496,915	1,500,595
1-4 family mortgage	600	649	–	1,249	1,850	626,186	629,285
Other mortgage	37	–	4,978	5,015	5,022	1,384,574	1,394,611
Total real estate - mortgage	759	649	4,978	6,386	10,430	3,507,675	3,524,491
Consumer	41	12	12	65	–	56,997	57,062
Total	$7,668	$2,776	$5,021	$15,465	$22,154	$6,622,289	$6,659,908

December 31, 2018	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,222	$48	$605	$1,875	$10,503	$2,500,847	$2,513,225
Real estate - construction	–	1,352	–	1,352	997	530,843	533,192
Real estate - mortgage:
Owner-occupied commercial	412	–	–	412	3,358	1,460,117	1,463,887
1-4 family mortgage	534	235	123	892	2,046	618,696	621,634
Other mortgage	1,174	–	5,008	6,182	5,022	1,325,864	1,337,068
Total real estate - mortgage	2,120	235	5,131	7,486	10,426	3,404,677	3,422,589
Consumer	58	123	108	289	–	64,204	64,493
Total	$3,400	$1,758	$5,844	$11,002	$21,926	$6,500,571	$6,533,499

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

Impaired Loans. Loans are considered impaired, when based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the rate implicit in the original loan agreement, at the loan’s observable market price or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent. Fair value estimates for specifically impaired collateral-dependent loans are derived from appraised values based on the current market value or “as is” value of the property, normally from recently received and reviewed appraisals. Appraisals are obtained from certified and licensed appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by our credit administration department, and values are adjusted downward to reflect anticipated disposition costs. Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated for each impaired loan. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three months ended March 31, 2019 and March 31, 2018. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(3,037)	–	(50)	(218)	(3,305)
Recoveries	12	1	7	7	27
Provision	3,468	72	1,246	99	4,885
Balance at March 31, 2019	$39,459	$3,595	$26,711	$442	$70,207

	Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(1,088)	–	(381)	(88)	(1,557)
Recoveries	4	7	42	9	62
Provision	3,991	(858)	923	83	4,139
Balance at March 31, 2018	$35,787	$4,138	$21,606	$519	$62,050

	As of March 31, 2019
Allowance for loan losses:
Individually Evaluated for Impairment	$5,192	$110	$1,987	$–	$7,289
Collectively Evaluated for Impairment	34,267	3,485	24,724	442	62,918

Loans:
Ending Balance	$2,522,136	$556,219	$3,524,491	$57,062	$6,659,908
Individually Evaluated for Impairment	18,197	656	17,891	49	36,793
Collectively Evaluated for Impairment	2,503,939	555,563	3,506,600	57,013	6,623,115

	As of December 31, 2018
Allowance for loan losses:
Individually Evaluated for Impairment	$6,066	$126	$1,887	$49	$8,128
Collectively Evaluated for Impairment	32,950	3,396	23,621	505	60,472

Loans:
Ending Balance	$2,513,225	$533,192	$3,422,589	$64,493	$6,533,499
Individually Evaluated for Impairment	18,444	1,461	18,637	49	38,591
Collectively Evaluated for Impairment	2,494,781	531,731	3,403,952	64,444	6,494,908

The following table presents details of the Company’s impaired loans as of March 31, 2019 and December 31, 2018, respectively. Loans which have been fully charged off do not appear in the table.

	March 31, 2019
				For the three months ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$5,447	$5,947	$–	$5,947	$49
Real estate - construction	418	421	–	454	7
Real estate - mortgage:
Owner-occupied commercial	1,096	1,192	–	1,102	16
1-4 family mortgage	597	597	–	622	(1)
Other mortgage	4,978	4,978	–	4,992	61
Total real estate - mortgage	6,671	6,767	–	6,716	76
Consumer	–	–	–	–	–
Total with no allowance recorded	12,536	13,135	–	13,117	132

With an allowance recorded:
Commercial, financial and agricultural	12,750	22,855	5,192	15,416	30
Real estate - construction	238	238	110	364	–
Real estate - mortgage:
Owner-occupied commercial	3,558	3,558	106	3,558	(1)
1-4 family mortgage	1,253	1,253	301	1,253	–
Other mortgage	6,409	6,409	1,580	6,409	15
Total real estate - mortgage	11,220	11,220	1,987	11,220	14
Consumer	49	49	–	49	1
Total with allowance recorded	24,257	34,362	7,289	27,049	45

Total Impaired Loans:
Commercial, financial and agricultural	18,197	28,802	5,192	21,363	79
Real estate - construction	656	659	110	818	7
Real estate - mortgage:
Owner-occupied commercial	4,654	4,750	106	4,660	15
1-4 family mortgage	1,850	1,850	301	1,875	(1)
Other mortgage	11,387	11,387	1,580	11,401	76
Total real estate - mortgage	17,891	17,987	1,987	17,936	90
Consumer	49	49	–	49	1
Total impaired loans	$36,793	$47,497	$7,289	$40,166	$177

	December 31, 2018
				For the twelve months ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized In Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,064	$6,064	$–	$6,142	$237
Real estate - construction	464	467	–	524	28
Real estate - mortgage:
Owner-occupied commercial	1,763	1,947	–	2,223	120
1-4 family mortgage	1,071	1,071	–	1,088	21
Other mortgage	5,061	5,061	–	5,133	252
Total real estate - mortgage	7,895	8,079	–	8,444	393
Consumer	–	–	–	–	–
Total with no allowance recorded	14,423	14,610	–	15,110	658

With an allowance recorded:
Commercial, financial and agricultural	12,380	20,141	6,066	15,918	462
Real estate - construction	997	997	126	997	31
Real estate - mortgage:
Owner-occupied commercial	3,358	3,358	99	3,364	105
1-4 family mortgage	975	975	208	975	30
Other mortgage	6,409	6,409	1,580	6,598	217
Total real estate - mortgage	10,742	10,742	1,887	10,937	352
Consumer	49	49	49	49	3
Total with allowance recorded	24,168	31,929	8,128	27,901	848

Total Impaired Loans:
Commercial, financial and agricultural	18,444	26,205	6,066	22,060	699
Real estate - construction	1,461	1,464	126	1,521	59
Real estate - mortgage:
Owner-occupied commercial	5,121	5,305	99	5,587	225
1-4 family mortgage	2,046	2,046	208	2,063	51
Other mortgage	11,470	11,470	1,580	11,731	469
Total real estate - mortgage	18,637	18,821	1,887	19,381	745
Consumer	49	49	49	49	3
Total impaired loans	$38,591	$46,539	$8,128	$43,011	$1,506

Troubled Debt Restructurings (“TDR”) at March 31, 2019, December 31, 2018 and March 31, 2018 totaled $12.3 million, $14.6 million and $18.8 million, respectively. The portion of those TDRs accruing interest at March 31, 2019, December 31, 2018 and March 31, 2018 totaled $2.7 million, $3.1 million and $15.8 million, respectively. At March 31, 2019, the Company had a related allowance for loan losses of $2.6 million allocated to TDRs, compared to $4.3 million at December 31, 2018 and $5.1 million at March 31, 2018. There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2019 and 2018.

There were two commercial loans totaling $0.3 million which were modified in the previous twelve months (i.e., the twelve months prior to default) which defaulted during the three months ended March 31, 2019. There were no loans which were modified in the previous twelve months that defaulted during the three months ended March 31, 2018. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10 years. At March 31, 2019, the Company had lease right-of-use assets and lease liabilities totaling $14.7 million, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

March 31, 2019
(In Thousands)
2019 (remaining)	$2,397
2020	3,134
2021	2,487
2022	2,509
2023	2,088
thereafter	3,701
Total lease payments	16,316
Less: imputed interest	(1,637)
Present value of operating lease liabilities	$14,679

As of March 31, 2019 the weighted average remaining term of operating leases is 6.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.00%.

An initial right-of-use asset of $15.3 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. Additional right-of-use assets of $0.4 million were recorded as non-cash asset additions that resulted from new operating lease liabilities during the first quarter 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.8 million during the first quarter 2019 and is included in operating cash flows.

Operating lease costs were $0.9 million during the first quarter 2019. Variable lease costs were $0.1 million during the first quarter 2019. Short-term lease costs were $7,000 during the first quarter 2019. Prior to the adoption of the new lease accounting standard, we had rent expense of $0.7 million for the first quarter ended 2018.

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2019, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

	2019	2018
Expected volatility	40.00%	23.43%
Expected dividends	1.76%	1.07%
Expected term (in years)	6.3	6.3
Risk-free rate	2.61%	2.67%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2019 and 2018 was $12.20 and $10.41, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2019:
Outstanding January 1, 2019	1,238,748	$13.02	5.2	$23,355
Granted	6,000	34.09	9.8	(2)
Exercised	(162,500)	4.59	1.7	4,384
Forfeited	–	–	–	–
Outstanding March 31, 2019	1,082,248	14.41	6.3	$21,318

Exercisable March 31, 2019	354,800	$8.40	4.0	$9,356

Three Months Ended March 31, 2018:
Outstanding January 1, 2018	1,666,834	$10.68	5.5	$51,377
Granted	10,250	41.21	9.9	(4)
Exercised	(173,836)	4.90	3.4	6,244
Forfeited	(1,000)	25.41	8.5	15
Outstanding March 31, 2018	1,502,248	11.54	5.5	$43,978

Exercisable March 31, 2018	672,600	$5.48	3.9	$23,770

As of March 31, 2019, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.8 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. There were 15,200 shares of restricted stock granted to employees during the first quarter of 2019. There were 10,750 shares of restricted stock granted to employees during the first quarter of 2018. As of March 31, 2019, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock. As of March 31, 2019, non-vested restricted stock had a weighted average remaining time to vest of 3.2 years.

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2019 and December 31, 2018 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU were effective for the Company on January 1, 2019. The Company elected the three practical expedients allowed by the amendments as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases. Upon adoption on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities of $15.3 million and did not restate comparative periods. There was no impact on the Company’s consolidated statements of income or cash flows. See Note 6 – Leases for additional information.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which only included share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees are now substantially aligned. The ASU superseded Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The Company adopted this ASU effective January 1, 2019. However, the amendments did not have an impact on the Company’s Consolidated Financial Statements because it does not currently have any stock-based payment awards outstanding to nonemployees.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU were effective for the Company as of January 1, 2019. The amendments in this ASU did not impact the Company’s Consolidated Financial Statements, as it has always amortized premiums to the first call date.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has contracted with a third-party provider for enhanced modeling techniques that incorporate the loss measurement requirements in these amendments. The Company is currently working through its implementation plan and will be testing the effectiveness of the new model through analytics and comparison with its existing incurred loss model throughout 2019.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value follows the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $1.9 million during the three months ended March 31, 2019, and $2.3 million during the three months ended March 31, 2018.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $22,000 and $254,000 was recognized during the three months ended March 31, 2019 and 2018, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $340,000 foreclosed and classified as OREO as of March 31, 2019. This same loan had a balance of $360,000 as of December 31, 2018.

No residential real estate loans were in the process of being foreclosed as of March 31, 2019 and one residential real estate loan for $173,000 was in the process of being foreclosed as of December 31, 2018. This property was eventually purchased by another buyer at auction.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. There were no liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$–	$74,081	$–	$74,081
Mortgage-backed securities	–	329,376	–	329,376
State and municipal securities	–	96,468	–	96,468
Corporate debt	–	125,268	6,503	131,771
Total assets at fair value	$–	$625,193	$6,503	$631,696

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury and government sponsored agencies	$–	$76,993	$–	$76,993
Mortgage-backed securities	–	304,304	–	304,304
State and municipal securities	–	105,994	–	105,994
Corporate debt	–	96,375	6,518	102,893
Total assets at fair value	$–	$583,666	$6,518	$590,184

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018. There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$–	$–	$29,504	$29,504
Other real estate owned and repossessed assets	–	–	5,480	5,480
Total assets at fair value	$–	$–	$34,984	$34,984

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$–	$–	$30,463	$30,463
Other real estate owned	–	–	5,169	5,169
Total assets at fair value	$–	$–	$35,632	$35,632

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$618,094	$618,094	$458,050	$458,050

Level 2 inputs:
Federal funds sold	181,435	181,435	223,845	223,845
Mortgage loans held for sale	1,223	1,251	120	121

Level 3 Inputs:
Held to maturity debt securities	250	250	–	–
Loans, net	6,589,701	6,555,511	6,464,899	6,398,604

Financial Liabilities:
Level 2 inputs:
Deposits	$7,083,666	$7,082,114	$6,915,708	$6,910,176
Federal funds purchased	373,378	373,378	288,725	288,725
Other borrowings	64,675	64,618	64,666	64,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2019 and December 31, 2018 and consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018.

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

Overview

As of March 31, 2019, we had consolidated total assets of $8.31 billion, up $30.0 million, or 3.8%, from total assets of $8.01 billion at December 31, 2018. Total loans were $6.66 billion at March 31, 2019, up $126.4 million, or 1.9%, from $6.53 billion at December 31, 2018. Total deposits were $0.37 billion at March 31, 2019, up $167.9 million, or 29.3%, from $0.29 billion at December 31, 2018.

Net income available to common stockholders for the three months ended March 31, 2019 was $35.0 million, up $2.4 million, or 7.4%, from $32.6 million for the three months ended March 31, 2018. Basic and diluted earnings per common share were $0.65 for the three months ended March 31, 2019, compared to $0.61 and $0.60, respectively, for the corresponding period in 2018. An increase in net interest income of $5.6 million for the comparative periods contributed to the increase in net income. Partially offsetting the increase in net interest income were increases in salary expenses, other operating expenses, and provision for income taxes. Changes in income and expenses are more fully explained in “Results of Operations” below.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Financial Condition

Cash and Cash Equivalents

At March 31, 2019, we had $181.4 million in federal funds sold, compared to $223.8 million at December 31, 2018. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2019, we had $192.9 million in balances at the Federal Reserve, compared to $41.9 million at December 31, 2018. Our decrease in federal funds sold were the result of a decrease in funds sold on the American Financial Exchange and an increase in interest bearing deposits during the first quarter of 2019.

Investment Securities

Debt securities available for sale totaled $631.7 million at March 31, 2019 and $590.2 million at December 31, 2018. Investment securities held to maturity totaled $0.3 million at March 31, 2019. We had pay downs of $13.0 million on mortgage-backed securities and calls and maturities of $10.0 million on municipal securities during the first three months of 2019. We bought $28.8 million of corporate bonds and $34.8 million of mortgage-backed securities during the first three months of 2019.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, no declines are deemed to be other-than-temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods. All securities held are traded in liquid markets.

The Company does not invest in collateralized debt obligations (“CDOs”). We have $131.8 million of bank holding company subordinated notes. All such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2019 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $314.4 million and $291.6 million as of March 31, 2019 and December 31, 2018, respectively.

Loans

We had total loans of $6.66 billion at March 31, 2019, up $126.4 million, or 1.9%, compared to $6.53 billion at December 31, 2018. At March 31, 2019, the percentage of our total loans in each of our markets was as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	40.1%
Huntsville, AL MSA	9.1%
Dothan, AL MSA	9.6%
Montgomery, AL MSA	6.0%
Mobile, AL MSA	6.9%
Total Alabama MSAs	71.7%
Pensacola-Ferry Pass-Brent, FL MSA	6.2%
Tampa-St. Petersburg-Clearwater, FL MSA	3.1%
Total Florida MSAs	9.3%
Atlanta-Sandy Springs-Roswell, GA MSA	5.4%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	9.9%
Charleston-North Charleston, SC MSA	3.7%

Asset Quality

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management believes that the allowance was adequate at March 31, 2019.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans. Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines.

March 31, 2019	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$39,459	37.87%
Real estate - construction	3,595	8.35%
Real estate - mortgage	26,711	52.92%
Consumer	442	0.86%
Total	$70,207	100.00%

December 31, 2018	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$39,016	38.47%
Real estate - construction	3,522	8.16%
Real estate - mortgage	25,508	52.38%
Consumer	554	0.99%
Total	$68,600	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $27.2 million at March 31, 2019 compared to $27.7 million at December 31, 2018. Of this total, nonaccrual loans of $22.2 million at March 31, 2019 represented a net increase of $0.3 million from nonaccrual loans at December 31, 2018. Excluding credit card accounts, there was one loan 90 or more days past due and still accruing totaling $5.0 million at March 31, 2019, compared to three loans totaling $5.7 million at December 31, 2018. Troubled Debt Restructurings (“TDR”) at March 31, 2019 and December 31, 2018 were $12.3 million and $14.6 million, respectively. There were no loans newly classified as a TDR or renewals of existing TDRs for the three months ended March 31, 2019 or 2018.

OREO and repossessed assets increased to $5.5 million at March 31, 2019, from $5.2 million at December 31, 2018. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$5,169	$6,701
Transfers from loans and capitalized expenses	381	175
Proceeds from sales	(48)	(874)
Write-downs / net gain (loss) on sales	(22)	(254)
Balance at end of period	$5,480	$5,748

The following table summarizes our nonperforming assets and TDRs at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Balance	Number of Loans	Balance	Number of Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$11,486	28	$10,503	16
Real estate - construction	238	1	997	1
Real estate - mortgage:
Owner-occupied commercial	3,558	3	3,358	2
1-4 family mortgage	1,850	8	2,046	9
Other mortgage	5,022	1	5,022	1
Total real estate - mortgage	10,430	12	10,426	12
Consumer	–	1	–	1
Total Nonaccrual loans:	$22,154	42	$21,926	30

90+ days past due and accruing:
Commercial, financial and agricultural	$31	2	$605	10
Real estate - construction	–	–	–	–
Real estate - mortgage:
Owner-occupied commercial	–	–	–	–
1-4 family mortgage	–	–	123	1
Other mortgage	4,978	1	5,008	1
Total real estate - mortgage	4,978	1	5,131	2
Consumer	12	1	108	28
Total 90+ days past due and accruing:	$5,021	4	$5,844	40

Total Nonperforming Loans:	$27,175	46	$27,770	70

Plus: Other real estate owned and repossessions	5,480	11	5,169	12
Total Nonperforming Assets	$32,655	57	$32,939	82

Restructured accruing loans:
Commercial, financial and agricultural	$2,742	1	$3,073	3
Real estate - construction	–	–	–	–
Real estate - mortgage:
Owner-occupied commercial	–	–	–	–
1-4 family mortgage	–	–	–	–
Other mortgage	–	–	–	–
Total real estate - mortgage	–	–	–	–
Consumer	–	–	–	–
Total restructured accruing loans:	$2,742	1	$3,073	3
Total Nonperforming assets and restructured accruing loans	$35,397	58	$36,012	85

Ratios:
Nonperforming loans to total loans	0.41%		0.43%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.49%		0.50%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.53%		0.55%

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

Impaired Loans and Allowance for Loan Losses

As of March 31, 2019, we had impaired loans of $36.8 million inclusive of nonaccrual loans, a decrease of $1.8 million from $38.6 million as of December 31, 2018. We allocated $7.3 million of our allowance for loan losses at March 31, 2019 to these impaired loans, a decrease of $0.8 million compared to $8.1 million as of December 31, 2018. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit risk management team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $36.8 million of impaired loans reported as of March 31, 2019, $18.2 million were commercial, financial and agricultural loans, $0.7 million were real estate – construction loans, $17.9 million were real estate - mortgage loans and $49,000 were consumer loans.

Deposits

Total deposits increased by $168.0 million to $0.37 billion at March 31, 2019 compared to $0.29 billion at December 31, 2018. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $373.4 million and $288.7 million at March 31, 2019 and December 31, 2018, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 2.59% for the quarter ended March 31, 2019. Other borrowings consist of the following:

•	$34.78 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually; and
•	$30.0 million of 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2019, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.2 billion. Additionally, the Bank had borrowing availability of approximately $567.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we may need additional funding if we are able to maintain our current growth rate into the future. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings.”

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2019. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period

	Total	1 year or less	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$6,403,745	$–	$–	$–	$–
Certificates of deposit (2)	679,921	399,659	184,994	95,268	–
Federal funds purchased	373,378	373,378	–	–	–
Subordinated notes payable	64,750	–	–	–	64,750
Operating lease commitments	16,316	3,195	5,445	4,285	3,391
Total	$7,538,110	$776,232	$190,439	$99,553	$68,141

(1)  Excludes interest.

(2)  Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.  The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2019, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2019.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2019, December 31, 2018 and March 31, 2018:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$731,864	10.30%	$319,875	4.50%	N/A	N/A
ServisFirst Bank	796,506	11.21%	319,851	4.50%	$462,007	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	732,366	10.30%	426,500	6.00%	N/A	N/A
ServisFirst Bank	797,008	11.21%	426,468	6.00%	568,624	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	867,748	12.21%	568,667	8.00%	N/A	N/A
ServisFirst Bank	838,216	12.21%	568,624	8.00%	710,780	10.00%
Tier 1 Capital to Average Assets:
Consolidated	732,366	9.03%	324,553	4.00%	N/A	N/A
ServisFirst Bank	797,008	9.82%	324,537	4.00%	405,671	5.00%

As of December 31, 2018:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$705,203	10.12%	$313,564	4.50%	N/A	N/A
ServisFirst Bank	768,614	11.03%	313,554	4.50%	$452,911	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	705,705	10.13%	418,086	6.00%	N/A	N/A
ServisFirst Bank	769,116	11.04%	418,071	6.00%	557,428	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	839,471	12.05%	557,448	8.00%	N/A	N/A
ServisFirst Bank	867,715	12.03%	557,428	8.00%	696,786	10.00%
Tier 1 Capital to Average Assets:
Consolidated	705,705	9.07%	311,214	4.00%	N/A	N/A
ServisFirst Bank	769,116	9.89%	311,206	4.00%	389,007	5.00%

As of March 31, 2018:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$619,494	9.88%	$246,744	4.50%	N/A	N/A
ServisFirst Bank	683,126	10.89%	246,695	4.50%	$356,338	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	619,996	9.88%	328,992	6.00%	N/A	N/A
ServisFirst Bank	683,628	10.90%	328,927	6.00%	438,570	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	747,185	11.91%	438,656	8.00%	N/A	N/A
ServisFirst Bank	746,178	11.90%	438,570	8.00%	548,212	10.00%
Tier 1 Capital to Average Assets:
Consolidated	619,996	8.95%	250,867	4.00%	N/A	N/A
ServisFirst Bank	683,628	9.87%	250,848	4.00%	313,560	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of March 31, 2019, we had reserves of $0.5 million for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $0.4 million as of March 31, 2019 and December 31, 2018 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at March 31, 2019 are as follows:

March 31, 2019
(In Thousands)
Commitments to extend credit	$2,013,406
Credit card arrangements	210,543
Standby letters of credit	51,787
$2,275,736

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2019 was $35.0 million compared to $32.6 million for the three months ended March 31, 2018. The increase in net income was primarily attributable to a $5.6 million increase in net interest income as a result of growth in average earning assets and a $0.5 million increase in non-interest income, offset by a $2.2 million increase in non-interest expense and a $1.4 million increase in provision for income taxes.

Basic and diluted net income per common share were $0.65 for the three months ended March 31, 2019, compared to $0.61 and $0.60, respectively, for the corresponding period in 2018. Return on average assets for the three months ended March 31, 2019 was 1.75% compared to 1.91% for the corresponding period in 2018, and return on average stockholders’ equity for the three months ended March 31, 2019 was 19.42% compared to 21.40% for the corresponding period in 2018.

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

Taxable-equivalent net interest income increased $6.2 million, or 9.9%, to $68.8 million for the three months ended March 31, 2019 compared to $62.6 million for the corresponding period in 2018. This increase was primarily attributable to a $1.2 billion increase in average earning assets, or 17.5%, year over year. The taxable-equivalent yield on interest-earning assets increased from 4.51% to 4.85% year over year. The yield on loans for the three months ended March 31, 2019 was 5.25% compared to 4.80% for the corresponding period in 2018. The cost of total interest-bearing liabilities increased to 1.73% for the three months ended March 31, 2019 from 0.95% for the corresponding period in 2018. Net interest margin for the three months ended March 31, 2019 decreased 25 basis points to 3.56% from 3.81% for the corresponding period in 2018.

The following table shows, for the three months ended March 31, 2019 and March 31, 2018, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(Dollar Amounts In Thousands)

	2019			2018
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)
Taxable	$6,570,920	$85,233	5.26%	$5,847,443	$69,321	4.81%
Tax-exempt (3)	30,577	287	3.81	36,357	364	4.06
Total loans, net of unearned income	6,601,497	85,520	5.25	5,883,800	69,685	4.80
Mortgage loans held for sale	1,614	26	6.53	3,698	41	4.50
Investment securities:
Taxable	518,955	3,746	2.89	435,747	2,745	2.52
Tax-exempt (3)	87,537	464	2.12	120,270	770	2.56
Total investment securities (4)	606,492	4,210	2.78	556,017	3,515	2.53
Federal funds sold	192,690	1,219	2.57	131,472	551	1.70
Interest-bearing balances with banks	438,099	2,764	2.56	96,012	383	1.62
Total interest-earning assets	$7,840,392	$93,739	4.85%	$6,670,999	$74,175	4.51%
Non-interest-earning assets:
Cash and due from banks	74,430			68,309
Net premises and equipment	58,852			59,709
Allowance for loan losses, accrued interest and other assets	149,941			141,588
Total assets	$8,123,615			$6,940,605

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$942,686	$2,003	0.86%	$899,311	$1,143	0.52%
Savings deposits	54,086	73	0.55	53,269	41	0.31
Money market accounts	3,758,162	16,513	1.78	3,027,176	6,711	0.90
Time deposits	698,976	3,556	2.06	576,857	1,726	1.21
Total interest-bearing deposits	5,453,910	22,145	1.65	4,556,613	9,621	0.86
Federal funds purchased	312,989	1,995	2.59	297,051	1,171	1.60
Other borrowings	64,671	781	4.90	64,805	781	4.89
Total interest-bearing liabilities	$5,831,570	$24,921	1.73%	$4,918,469	$11,573	0.95%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,524,502			1,389,217
Other liabilities	36,362			15,007
Stockholders' equity	735,611			621,004
Accumulated other comprehensive loss	(4,430)			(3,092)
Total liabilities and stockholders' equity	$8,123,615			$6,940,605
Net interest income		$68,818			$62,602
Net interest spread			3.12%			3.56%
Net interest margin			3.56%			3.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $973 and $749 are included in interest income in the first quarter of 2019 and 2018, respectively.
(2)	Net accretion on acquired loan discounts of $84 and $68 are included in interest income in the first quarter of 2019 and 2018, respectively..

(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $5,664 and $3,963 are excluded from the yield calculation in the first quarter of 2019 and 2018, respectively.

	For the Three Months Ended March 31,
	2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$8,128	$7,784	$15,912
Tax-exempt	(61)	(16)	(77)
Total loans, net of unearned income	8,067	7,768	15,835
Mortgages held for sale	(29)	14	(15)
Debt securities:
Taxable	528	473	1,001
Tax-exempt	(195)	(111)	(306)
Total debt securities	333	362	695
Federal funds sold	308	360	668
Interest-bearing balances with banks	2,030	351	2,381
Total interest-earning assets	10,709	8,855	19,564

Interest-bearing liabilities:
Interest-bearing demand deposits	55	805	860
Savings	1	31	32
Money market accounts	1,867	7,935	9,802
Time deposits	408	1,422	1,830
Total interest-bearing deposits	2,331	10,193	12,524
Federal funds purchased	62	762	824
Other borrowed funds	(4)	4	–
Total interest-bearing liabilities	2,389	10,959	13,348
Increase in net interest income	$8,320	$(2,104)	$6,216

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as average rates paid on interest-bearing liabilities increased 78 basis points while loan yields increased 45 basis points. Increased rates and yields were primarily the result of increases in rates by the Federal Reserve Bank during 2018. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended March 31, 2019 compared to the same period in 2018.

Provision for Loan Losses

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Our management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on various internal and external factors. At March 31, 2019, total loans rated Special Mention, Substandard, and Doubtful were $133.3 million, or 2.0% of total loans, compared to $139.0 million, or 2.1% of total loans, at December 31, 2018. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the interest rate implicit in the original loan agreement, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $4.9 million for the three months ended March 31, 2019, an increase of $0.8 million from $4.1 million for the three months ended March 31, 2018. Net credit charge-offs to quarter-to-date average loans were 0.20% for the first quarter of 2019, a 10 basis point decrease compared to 0.30% for the fourth quarter of 2018 and a 10 basis point increase compared to 0.10% for the first quarter of 2018. Nonperforming loans decreased to $27.2 million, or 0.41% of total loans, at March 31, 2019 from $27.8 million, or 0.43% of total loans, at December 31, 2018, and were higher than $9.9 million, or 0.17% of total loans, at March 31, 2018. Impaired loans decreased to $36.8 million, or 0.55% of total loans, at March 31, 2019, compared to $38.6 million, or 0.59% of total loans, at December 31, 2018. The allowance for loan losses totaled $70.7 million, or 1.05% of total loans, net of unearned income, at March 31, 2019, compared to $68.6 million, or 1.05% of loans, net of unearned income, at December 31, 2018.

Noninterest Income

Noninterest income totaled $4.9 million for the three months ended March 31, 2019, an increase of $0.5 million compared to the corresponding period in 2018. Service charges on deposit accounts increased $0.1 million to $1.7 million during the three months ended March 31, 2019 from $1.6 million during the corresponding period in 2018. The number of transaction deposit accounts increased 11.7% from March 31, 2018 to March 31, 2019. Credit card income increased $0.3 million to $1.6 million during the three months ended March 31, 2019 compared to $1.3 million during the corresponding period in 2018. Spending on credit cards increased 21% for the same comparative period.

Noninterest Expense

Noninterest expense totaled $25.3 million for the three months ended March 31, 2019, an increase of $2.3 million compared to $23.1 million for the corresponding period in 2018.

Details of expenses are as follows:

•	Salary and employee benefit expense increased $1.0 million to $14.3 million for the three months ended March 31, 2019 from $13.3 million for the corresponding period in 2018. We had 485 total employees as of March 31, 2019 compared to 437 as of March 31, 2018, a 11% increase.

•	Equipment and occupancy expense increased $0.3 million to $2.3 million for the three months ended March 31, 2019 from $2.0 million for the corresponding period in 2018.

•	Professional services increased $0.2 million to $1.0 million for the three months ended March 31, 2019 from $0.8 million for the corresponding period in 2018. Increased audit fees and consulting fees related to compliance projects contributed to this increase in professional services.

•	FDIC insurance assessments decreased $0.1 million to $1.0 million for the three months ended March 31, 2019 from $1.1 million for the corresponding period in 2018. Decreases in the assessment rates more than offset increases in our net average total assets, which is our assessment base.

•	Expenses related to other real estate owned decreased to $22,000 for the three months ended March 31, 2019 from $0.3 million for the corresponding period in 2018.

•	Other operating expenses increased $1.2 million to $6.8 million for the three months ended March 31, 2019 from $5.6 million for the corresponding period in 2018. Increases in software expense, data processing, Federal Reserve Bank service charges and insurance contributed to this increase in other operating expenses. Software and data processing expenses were driven by continued implementation costs of new systems in our back-room areas and increases in transaction volumes. Increased service charges continue to be driven by increased volumes of transactions in our correspondent banking division. Our insurance premiums increased due to higher rates.

Changes in our non-interest income and expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2019	2018	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$1,702	$1,585	$117	7.4%
Mortgage banking	575	518	57	11.0%
Credit card income	1,576	1,255	321	25.6%
Securities gains (losses)	–	4	(4)	NM
Increase in cash surrender value life insurance	762	777	(15)	(1.9)%
Other operating income	327	276	51	18.5%
Total noninterest income	$4,942	$4,415	$527	11.9%

Noninterest expenses:
Salaries and employee benefits	$14,265	$13,296	$969	7.3%
Equipment and occupancy expense	2,259	1,954	305	15.6%
Professional services	994	805	189	23.5%
FDIC and other regulatory assessments	1,019	1,133	(114)	(10.1)%
Other real estate owned expense	22	316	(294)	(93.0)%
Other operating expenses	6,767	5,554	1,213	21.8%
Total non-interest expenses	$25,326	$23,058	$2,268	9.8%

Income Tax Expense

Income tax expense was $8.5 million for the three months ended March 31, 2019 versus $7.1 million for the same period in 2018. Our effective tax rate for the three months ended March 31, 2019 was 19.5%, compared to 17.8% for the corresponding period in 2018. We recognized excess tax benefits as a credit to our income tax expense from the exercise of stock options and vesting of restricted stock of $0.8 million in the first quarter of 2019, compared to $1.5 million in the first quarter of 2018. Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall or remain the same. Our asset-liability committee (“ALCO”) develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current risks that our balance sheet is exposed to. Our annual budget reflects the anticipated rate environment for the next 12 months.

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points. A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 basis point scenario in the first and second year is -5% and for the two-year cumulative is -10%. Current policy limits for the 200 basis point scenario in the first and second year is -10% and for the two-year cumulative is -15%. The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. There have been no significant changes to our sensitivity to changes in interest rates since December 31, 2018.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2019. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit:

10.1*	Third Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan
10.2*	Form of Nonqualified Stock Option Award Pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (Revised 2019)
10.3*	Form of ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan Restricted Stock Award Agreement (Revised 2019)
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: April 30, 2019	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: April 30, 2019	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer

