Form 10-Q
period 2019-06-30
ServisFirst Bancshares, Inc.
filed 2019-07-30
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 26, 2019
Common stock, $.001 par value	53,536,482

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$68,841	$97,516
Interest-bearing balances due from depository institutions	409,052	360,534
Federal funds sold	408,289	223,845
Cash and cash equivalents	886,182	681,895
Available for sale debt securities, at fair value	657,971	590,184
Held to maturity debt securities (fair value of $250 at June 30, 2019)	250	-
Mortgage loans held for sale	9,446	120
Loans	6,967,886	6,533,499
Less allowance for loan losses	(71,386)	(68,600)
Loans, net	6,896,500	6,464,899
Premises and equipment, net	57,195	57,822
Accrued interest and dividends receivable	26,635	24,070
Deferred tax assets	24,850	27,277
Other real estate owned and repossessed assets	5,649	5,169
Bank owned life insurance contracts	132,189	130,649
Goodwill and other identifiable intangible assets	14,314	14,449
Other assets	29,056	10,848
Total assets	$8,740,237	$8,007,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,576,959	$1,557,341
Interest-bearing	5,827,835	5,358,367
Total deposits	7,404,794	6,915,708
Federal funds purchased	459,449	288,725
Other borrowings	64,684	64,666
Accrued interest payable	10,930	10,381
Other liabilities	21,423	12,699
Total liabilities	7,961,280	7,292,179
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,526,882 shares issued and outstanding at June 30, 2019, and 53,375,195 shares issued and outstanding at December 31, 2018	54	53
Additional paid-in capital	218,658	218,521
Retained earnings	555,425	500,868
Accumulated other comprehensive income (loss)	4,318	(4,741)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	778,455	714,701
Noncontrolling interest	502	502
Total stockholders' equity	778,957	715,203
Total liabilities and stockholders' equity	$8,740,237	$8,007,382

(1)	Derived from audited financial statements.

See Notes to Consolidated Financial  Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$88,610	$73,620	$174,134	$143,294
Taxable securities	4,193	3,127	7,939	5,872
Nontaxable securities	393	623	839	1,279
Federal funds sold	1,998	694	3,217	1,245
Other interest and dividends	2,593	332	5,357	715
Total interest income	97,787	78,396	191,486	152,405
Interest expense:
Deposits	24,240	11,714	46,385	21,335
Borrowed funds	3,462	2,160	6,238	4,112
Total interest expense	27,702	13,874	52,623	25,447
Net interest income	70,085	64,522	138,863	126,958
Provision for loan losses	4,884	4,121	9,769	8,260
Net interest income after provision for loan losses	65,201	60,401	129,094	118,698
Noninterest income:
Service charges on deposit accounts	1,786	1,653	3,488	3,238
Mortgage banking	1,087	789	1,662	1,307
Credit card income	1,741	1,361	3,317	2,616
Securities (losses) gains	(6)	-	(6)	4
Increase in cash surrender value life insurance	778	786	1,540	1,563
Other operating income	392	352	719	629
Total noninterest income	5,778	4,941	10,720	9,357
Noninterest expenses:
Salaries and employee benefits	14,339	13,098	28,604	26,394
Equipment and occupancy expense	2,287	2,113	4,546	4,067
Professional services	1,191	924	2,185	1,729
FDIC and other regulatory assessments	1,081	1,159	2,100	2,292
OREO expense	212	160	234	476
Other operating expenses	6,912	6,038	13,679	11,593
Total noninterest expenses	26,022	23,492	51,348	46,551
Income before income taxes	44,957	41,850	88,466	81,504
Provision for income taxes	9,324	8,310	17,823	15,361
Net income	35,633	33,540	70,643	66,143
Preferred stock dividends	31	31	31	31
Net income available to common stockholders	$35,602	$33,509	$70,612	$66,112

Basic earnings per common share	$0.67	$0.63	$1.32	$1.24
Diluted earnings per common share	$0.66	$0.62	$1.31	$1.22

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$35,633	$33,540	$70,643	$66,143
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $1,448 and $2,408 for the three and six months ended June 30, 2019, respectively, and net of benefit of $(553) and $(1,858) for the three and six months ended June 30, 2018, respectively	5,282	(2,073)	9,054	(6,977)
Reclassification adjustment for net loss (gains) on sale of securities, net of tax of $(1) and $1 for 2019 and 2018, respectively	5	-	5	(3)
Other comprehensive income (loss), net of tax	5,287	(2,073)	9,059	(6,980)
Comprehensive income	$40,920	$31,467	$79,702	$59,163

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended June 30,
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2018	$-	$53	$217,536	$416,311	$(5,105)	$502	$629,297
Common dividends declared, $0.11 per share	-	-	-	(5,848)	-	-	(5,848)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 1,464 shares of common stock upon exercise of stock options	-	-	8	-	-	-	8
536 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(23)	-	-	-	(23)
Stock-based compensation expense	-	-	244	-	-	-	244
Other comprehensive income, net of tax	-	-	-	-	(2,073)	-	(2,073)
Net income	-	-	-	33,540	-	-	33,540
Balance, June 30, 2018	$-	$53	$217,765	$443,972	$(7,178)	$502	$655,114

Balance, April 1, 2019	$-	$53	$218,147	$527,853	$(969)	$502	$745,586
Common dividends declared, $0.15 per share	-	-	-	(8,030)	-	-	(8,030)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 26,000 shares of common stock upon exercise of stock options	-	1	305	-	-	-	306
Stock-based compensation expense	-	-	206	-	-	-	206
Other comprehensive loss, net of tax	-	-	-	-	5,287	-	5,287
Net income	-	-	-	35,633	-	-	35,633
Balance, June 30, 2019	$-	$54	$218,658	$555,425	$4,318	$502	$778,957

	Six Months Ended June 30,
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2018	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends paid, $0.11 per share	-	-	-	(5,846)	-	-	(5,846)
Common dividends declared, $0.11 per share	-	-	-	(5,848)	-	-	(5,848)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 145,297 shares of common stock upon exercise of stock options	-	-	860	-	-	-	860
30,539 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,270)	-	-	-	(1,270)
Stock-based compensation expense	-	-	482	-	-	-	482
Other comprehensive income, net of tax	-	-	-	-	(6,980)	-	(6,980)
Net income	-	-	-	66,143	-	-	66,143
Balance, June 30, 2018	$-	$53	$217,765	$443,972	$(7,178)	$502	$655,114

Balance, January 1, 2019	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.15 per share	-	-	-	(8,025)	-	-	(8,025)
Common dividends declared, $0.15 per share	-	-	-	(8,030)	-	-	(8,030)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 143,313 shares of common stock upon exercise of stock options	-	1	1,102	-	-	-	1,103
45,187 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,453)	-	-	-	(1,453)
Stock-based compensation expense	-	-	488	-	-	-	488
Other comprehensive loss, net of tax	-	-	-	-	9,059	-	9,059
Net income	-	-	-	70,643	-	-	70,643
Balance, June 30, 2019	$-	$54	$218,658	$555,425	$4,318	$502	$778,957

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$70,643	$66,143
Adjustments to reconcile net income to net cash provided by
Deferred tax expense	2,427	1,361
Provision for loan losses	9,769	8,260
Depreciation	1,845	1,679
Accretion on acquired loans	(91)	(125)
Amortization of core deposit intangible	135	135
Net amortization of debt securities available for sale	1,304	1,219
Increase in accrued interest and dividends receivable	(2,565)	(714)
Stock-based compensation expense	488	482
Increase in accrued interest payable	549	2,251
Proceeds from sale of mortgage loans held for sale	45,543	55,342
Originations of mortgage loans held for sale	(53,207)	(54,181)
Net loss (gain) on sale of debt securities available for sale	6	(4)
Gain on sale of mortgage loans held for sale	(1,662)	(1,307)
Net loss on sale of other real estate owned and repossessed assets	2	10
Write down of other real estate owned and repossessed assets	222	253
Operating losses of tax credit partnerships	73	70
Increase in cash surrender value of life insurance contracts	(1,540)	(1,563)
Net change in other assets, liabilities, and other operating activities	(12,640)	(2,238)
Net cash provided by operating activities	61,301	77,073
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(121,590)	(100,718)
Proceeds from maturities, calls and paydowns of debt securities available for sale	64,611	40,484
Proceeds from sale of debt securities available for sale	-	5,100
Purchase of debt securities held to maturity	(250)	-
Proceeds from sale of equity securities	-	30
Increase in loans	(442,031)	(282,441)
Purchase of premises and equipment	(1,218)	(1,078)
Proceeds from sale of other real estate owned and repossessed assets	48	1,252
Net cash used in investing activities	(500,430)	(337,371)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	19,618	41,121
Net increase (decrease) in interest-bearing deposits	469,468	(47,113)
Net increase (decrease) in federal funds purchased	170,724	(39,138)
Repayment of Federal Home Loan Bank advances	-	(200)
Proceeds from exercise of stock options	1,102	860
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,453)	(1,270)
Dividends paid on common stock	(16,044)	(5,846)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by (used in) financing activities	643,384	(51,617)
Net increase (decrease) in cash and cash equivalents	204,255	(311,915)
Cash and cash equivalents at beginning of period	681,895	477,586
Cash and cash equivalents at end of period	$886,150	$165,671
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$52,074	$23,196
Income taxes	24,956	9,645
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$752	$751
Dividends declared	8,030	5,848

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Certain of the leases include one or more renewal options that extend the initial lease term 1 to 5 years. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, a majority of renewals to extend lease terms are not included in the right-of-use assets and lease liabilities as they are not reasonably certain to be exercised. Renewal options are regularly evaluated and when they are reasonably certain to be exercised, are included in lease terms.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,515,418	53,150,142	53,490,393	53,116,420
Net income available to common stockholders	$35,602	$33,509	$70,612	$66,112
Basic earnings per common share	$0.67	$0.63	$1.32	$1.24

Weighted average common shares outstanding	53,515,418	53,150,142	53,490,393	53,116,420
Dilutive effects of assumed conversions and exercise of stock options and warrants	573,689	1,045,881	592,464	1,073,326
Weighted average common and dilutive potential common shares outstanding	54,089,107	54,196,023	54,082,857	54,189,746
Net income available to common stockholders	$35,602	$33,509	$70,612	$66,112
Diluted earnings per common share	$0.66	$0.62	$1.31	$1.22

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2019 and December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
June 30, 2019:	(In Thousands)
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$74,342	$396	$(31)	$74,707
Mortgage-backed securities	360,816	3,072	(463)	363,425
State and municipal securities	83,984	387	(60)	84,311
Corporate debt	133,415	2,130	(17)	135,528
Total	$652,557	$5,985	$(571)	$657,971
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2018:
Securities Available for Sale
U.S. Treasury and government sponsored agencies	$77,534	$78	$(619)	$76,993
Mortgage-backed securities	309,244	591	(5,531)	304,304
State and municipal securities	106,465	208	(679)	105,994
Corporate debt	102,982	668	(757)	102,893
Total	$596,225	$1,545	$(7,586)	$590,184

The amortized cost and fair value of debt securities as of June 30, 2019 and December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$38,284	$38,302	$38,343	$38,225
Due from one to five years	144,968	145,841	167,873	166,380
Due from five to ten years	103,960	105,819	77,811	78,276
Due after ten years	4,529	4,584	2,954	2,999
Mortgage-backed securities	360,816	363,425	309,244	304,304
	$652,557	$657,971	$596,225	$590,184

Debt securities held to maturity
Due from one to five years	$250	$250	$-	$-
	$250	$250	$-	$-

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of June 30, 2019 and December 31, 2018 was $334.1 million and $281.9 million, respectively.

The following table identifies, as of June 30, 2019 and December 31, 2018, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2019, 142 of the Company’s 726 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2019
U.S. Treasury and government sponsored agencies	$-	$-	$(31)	$21,919	$(31)	$21,919
Mortgage-backed securities	(47)	17,778	(416)	81,383	(463)	99,161
State and municipal securities	(9)	1,681	(51)	16,297	(60)	17,978
Corporate debt	(17)	3,765	-	-	(17)	3,765
Total	$(73)	$23,224	$(498)	$119,599	$(571)	$142,823

December 31, 2018
U.S. Treasury and government sponsored agencies	$(8)	$1,001	$(611)	$50,878	$(619)	$51,880
Mortgage-backed securities	(539)	67,721	(4,992)	204,260	(5,531)	271,981
State and municipal securities	(101)	20,821	(578)	52,190	(679)	73,011
Corporate debt	(315)	36,245	(442)	13,474	(757)	49,718
Total	$(963)	$125,788	$(6,623)	$320,802	$(7,586)	$446,590

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,633,529	$2,513,225
Real estate - construction	603,779	533,192
Real estate - mortgage:
Owner-occupied commercial	1,538,279	1,463,887
1-4 family mortgage	630,963	621,634
Other mortgage	1,496,512	1,337,068
Subtotal: Real estate - mortgage	3,665,754	3,422,589
Consumer	64,824	64,493
Total Loans	6,967,886	6,533,499
Less: Allowance for loan losses	(71,386)	(68,600)
Net Loans	$6,896,500	$6,464,899

Commercial, financial and agricultural	37.79%	38.47%
Real estate - construction	8.67%	8.16%
Real estate - mortgage:
Owner-occupied commercial	22.08%	22.41%
1-4 family mortgage	9.05%	9.51%
Other mortgage	21.48%	20.46%
Subtotal: Real estate - mortgage	52.61%	52.39%
Consumer	0.93%	0.99%
Total Loans	100.00%	100.00%

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

●

Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

●

Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

●

Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

●

Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans by credit quality indicator as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,560,336	$53,434	$19,759	$-	$2,633,529
Real estate - construction	596,007	5,802	1,970	-	603,779
Real estate - mortgage:
Owner-occupied commercial	1,512,146	11,818	14,315	-	1,538,279
1-4 family mortgage	627,829	1,191	1,943	-	630,963
Other mortgage	1,472,083	17,904	6,525	-	1,496,512
Total real estate mortgage	3,612,058	30,913	22,783	-	3,665,754
Consumer	64,775	49	-	-	64,824
Total	$6,833,176	$90,198	$44,512	$-	$6,967,886

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,447,052	$47,754	$18,419	$-	$2,513,225
Real estate - construction	525,021	6,749	1,422	-	533,192
Real estate - mortgage:
Owner-occupied commercial	1,431,982	28,547	3,358	-	1,463,887
1-4 family mortgage	616,884	2,703	2,047	-	621,634
Other mortgage	1,309,101	16,506	11,461	-	1,337,068
Total real estate mortgage	3,357,967	47,756	16,866	-	3,422,589
Consumer	64,444	-	49	-	64,493
Total	$6,394,484	$102,259	$36,756	$-	$6,533,499

Loans by performance status as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,617,692	$15,837	$2,633,529
Real estate - construction	603,541	238	603,779
Real estate - mortgage:
Owner-occupied commercial	1,534,721	3,558	1,538,279
1-4 family mortgage	628,494	2,469	630,963
Other mortgage	1,486,500	10,012	1,496,512
Total real estate mortgage	3,649,715	16,039	3,665,754
Consumer	64,799	25	64,824
Total	$6,935,747	$32,139	$6,967,886

December 31, 2018	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,502,117	$11,108	$2,513,225
Real estate - construction	532,195	997	533,192
Real estate - mortgage:
Owner-occupied commercial	1,460,529	3,358	1,463,887
1-4 family mortgage	619,465	2,169	621,634
Other mortgage	1,327,038	10,030	1,337,068
Total real estate mortgage	3,407,032	15,557	3,422,589
Consumer	64,385	108	64,493
Total	$6,505,729	$27,770	$6,533,499

Loans by past due status as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$69	$75	$4,756	$4,900	$11,081	$2,617,548	$2,633,529
Real estate - construction	-	-	-	-	238	603,541	603,779
Real estate - mortgage:
Owner-occupied commercial	15,350	929	-	16,279	3,558	1,518,442	1,538,279
1-4 family mortgage	549	125	528	1,202	1,941	627,820	630,963
Other mortgage	1,543	-	4,990	6,533	5,022	1,484,957	1,496,512
Total real estate - mortgage	17,442	1,054	5,518	24,014	10,521	3,631,219	3,665,754
Consumer	24	4	25	53	-	64,771	64,824
Total	$17,535	$1,133	$10,299	$28,967	$21,840	$6,917,079	$6,967,886

December 31, 2018	Past Due Status (Accruing Loans)
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$1,222	$48	$605	$1,875	$10,503	$2,500,847	$2,513,225
Real estate - construction	-	1,352	-	1,352	997	530,843	533,192
Real estate - mortgage:
Owner-occupied commercial	412	-	-	412	3,358	1,460,117	1,463,887
1-4 family mortgage	534	235	123	892	2,046	618,696	621,634
Other mortgage	1,174	-	5,008	6,182	5,022	1,325,864	1,337,068
Total real estate - mortgage	2,120	235	5,131	7,486	10,426	3,404,677	3,422,589
Consumer	58	123	108	289	-	64,204	64,493
Total	$3,400	$1,758	$5,844	$11,002	$21,926	$6,500,571	$6,533,499

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

Non-Impaired Loans. Non-impaired loans are grouped into homogeneous loan pools by loan type: commercial and industrial, construction and development, commercial real estate, second lien home equity lines of credit, and all other loans. Each loan pool is stratified by internal risk rating and multiplied by a loss allocation percentage derived from the loan pool historical loss rate. The historical loss rate is based on an age weighted 5 year history of net charge-offs experienced by pool, with the most recent net charge-off experience given a greater weighting. This results in the expected loss rate per year, adjusted by a qualitative adjustment factor and a years-to-impairment factor, for each pool of loans to derive the total amount of allowance for non-impaired loans.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and six months ended June 30, 2019 and June 30, 2018. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial, financial and agricultural	Real estate - construction	Real estate - mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at March 31, 2019	$39,459	$3,595	$26,711	$442	$70,207
Charge-offs	(3,610)	-	(169)	(63)	(3,842)
Recoveries	117	-	4	16	137
Provision	2,743	(176)	2,237	80	4,884
Balance at June 30, 2019	$38,709	$3,419	$28,783	$475	$71,386

	Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at March 31, 2018	$35,787	$4,138	$21,606	$519	$62,050
Charge-offs	(1,732)	-	(440)	(47)	(2,219)
Recoveries	173	97	2	15	287
Provision	1,950	(173)	2,270	74	4,121
Balance at June 30, 2018	$36,178	$4,062	$23,438	$561	$64,239

	Six Months Ended June 30, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(6,647)	-	(219)	(281)	(7,147)
Recoveries	129	1	11	23	164
Provision	6,211	(104)	3,483	179	9,769
Balance at June 30, 2019	$38,709	$3,419	$28,783	$475	$71,386

	Six Months Ended June 30, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(2,820)	-	(821)	(135)	(3,776)
Recoveries	177	104	44	24	349
Provision	5,941	(1,031)	3,193	157	8,260
Balance at June 30, 2018	$36,178	$4,062	$23,438	$561	$64,239

	As of June 30, 2019
Allowance for loan losses:
Individually Evaluated for Impairment	$5,201	$110	$4,805	$-	$10,116
Collectively Evaluated for Impairment	33,508	3,309	23,978	475	61,270

Loans:
Ending Balance	$2,633,529	$603,779	$3,665,754	$64,824	$6,967,886
Individually Evaluated for Impairment	19,783	2,004	23,903	-	45,690
Collectively Evaluated for Impairment	2,613,746	601,775	3,641,851	64,824	6,922,196

	As of December 31, 2018
Allowance for loan losses:
Individually Evaluated for Impairment	$6,066	$126	$1,887	$49	$8,128
Collectively Evaluated for Impairment	32,950	3,396	23,621	505	60,472

Loans:
Ending Balance	$2,513,225	$533,192	$3,422,589	$64,493	$6,533,499
Individually Evaluated for Impairment	18,444	1,461	18,637	49	38,591
Collectively Evaluated for Impairment	2,494,781	531,731	3,403,952	64,444	6,494,908

The following table presents details of the Company’s impaired loans as of June 30, 2019 and December 31, 2018, respectively. Loans which have been fully charged off do not appear in the tables.

	June 30, 2019			For the three months ended June 30, 2019		For the six months ended June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Average Recorded Investment	Interest Income Recognized in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$1,769	$1,769	$-	$1,769	$20	$1,769	$52
Real estate - construction	416	420	-	420	6	437	13
Real estate - mortgage:
Owner-occupied commercial	1,083	1,179	-	1,184	16	1,143	33
1-4 family mortgage	472	472	-	475	-	487	-
Other mortgage	-	-	-	-	-	-	-
Total real estate - mortgage	1,555	1,651	-	1,659	16	1,630	33
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	3,740	3,840	-	3,848	42	3,836	98

With an allowance recorded:
Commercial, financial and agricultural	18,014	23,761	5,201	20,253	71	21,520	234
Real estate - construction	1,588	1,588	110	1,588	20	1,640	40
Real estate - mortgage:
Owner-occupied commercial	14,349	14,349	2,402	13,208	207	13,724	425
1-4 family mortgage	1,469	1,469	196	1,473	(1)	1,475	1
Other mortgage	6,530	6,530	2,207	6,530	23	6,452	44
Total real estate - mortgage	22,348	22,348	4,805	21,211	229	21,651	470
Consumer	-	-	-	-	-	-	-
Total with allowance recorded	41,950	47,697	10,116	43,052	320	44,811	744

Total Impaired Loans:
Commercial, financial and agricultural	19,783	25,530	5,201	22,022	91	23,289	286
Real estate - construction	2,004	2,008	110	2,008	26	2,077	53
Real estate - mortgage:
Owner-occupied commercial	15,432	15,528	2,402	14,392	223	14,867	458
1-4 family mortgage	1,941	1,941	196	1,948	(1)	1,962	1
Other mortgage	6,530	6,530	2,207	6,530	23	6,452	44
Total real estate - mortgage	23,903	23,999	4,805	22,870	245	23,281	503
Consumer	-	-	-	-	-	-	-
Total impaired loans	$45,690	$51,537	$10,116	$46,900	$362	$48,647	$842

December 31, 2018
				For the twelve months ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,064	$6,064	$-	$6,142	$237
Real estate - construction	464	467	-	524	28
Real estate - mortgage:
Owner-occupied commercial	1,763	1,947	-	2,223	120
1-4 family mortgage	1,071	1,071	-	1,088	21
Other mortgage	5,061	5,061	-	5,133	252
Total real estate - mortgage	7,895	8,079	-	8,444	393
Consumer	-	-	-	-	-
Total with no allowance recorded	14,423	14,610	-	15,110	658

With an allowance recorded:
Commercial, financial and agricultural	12,380	20,141	6,066	15,918	462
Real estate - construction	997	997	126	997	31
Real estate - mortgage:
Owner-occupied commercial	3,358	3,358	99	3,364	105
1-4 family mortgage	975	975	208	975	30
Other mortgage	6,409	6,409	1,580	6,598	217
Total real estate - mortgage	10,742	10,742	1,887	10,937	352
Consumer	49	49	49	49	3
Total with allowance recorded	24,168	31,929	8,128	27,901	848

Total Impaired Loans:
Commercial, financial and agricultural	18,444	26,205	6,066	22,060	699
Real estate - construction	1,461	1,464	126	1,521	59
Real estate - mortgage:
Owner-occupied commercial	5,121	5,305	99	5,587	225
1-4 family mortgage	2,046	2,046	208	2,063	51
Other mortgage	11,470	11,470	1,580	11,731	469
Total real estate - mortgage	18,637	18,821	1,887	19,381	745
Consumer	49	49	49	49	3
Total impaired loans	$38,591	$46,539	$8,128	$43,011	$1,506

Troubled Debt Restructurings (“TDR”) at June 30, 2019, December 31, 2018 and June 30, 2018 totaled $11.3 million, $14.6 million and $17.3 million, respectively. At June 30, 2019, the Company had a related allowance for loan losses of $2.0 million allocated to these TDRs, compared to $4.3 million at December 31, 2018 and $3.6 million at June 30, 2018. TDR activity by portfolio segment for the three and six months ended June 30, 2019 is presented in the table below. There were no modifications made to new TDRs or renewals of existing TDRs for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$2,742	$2,742	1	$2,742	$2,742
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	1	$2,742	$2,742	1	$2,742	$2,742

The following table presents TDRs by portfolio segment which defaulted during the three and six months ended June 30, 2019 and 2018, and which were modified in the previous twelve months (i.e., twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of June 30, 2019, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

(In thousands)
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$268	$325	$268
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate mortgage	-	-	-	-
Consumer	-	-	-	-
	$-	$268	$325	$268

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 9.7 years. At June 30, 2019, the Company had lease right-of-use assets and lease liabilities totaling $13.1 million, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

June 30, 2019
(In Thousands)
2019 (remaining)	$1,582
2020	3,197
2021	2,584
2022	2,606
2023	2,185
thereafter	3,749
Total lease payments	15,903
Less: imputed interest	(2,756)
Present value of operating lease liabilities	$13,147

As of June 30, 2019, the weighted average remaining term of operating leases is 6.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.00%.

Operating cash flows related to leases were $786,000 and $1,563,000 for the three and six months ended June 30, 2019, respectively.

Lease costs during the three and six months ended June 30, 2019 were as follows (in thousands):

Three Months Ended June 30, 2019
Operating lease cost	$842
Short-term lease cost	7
Variable lease cost	52
Sublease income	(6)
Net lease cost	$895

Six Months Ended June 30, 2019
Operating lease cost	$1,691
Short-term lease cost	13
Variable lease cost	102
Sublease income	(12)
Net lease cost	$1,794

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock-based compensation plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $206,000 and $488,000 for the three and six months ended June 30, 2019 and $244,000 and $482,000 for the three and six months ended June 30, 2018.

The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 5,550,000 shares and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Performance Shares or Performance Units. The plan allows for the grant of incentive stock options and non-qualified stock options, and option awards are granted with an exercise price equal to the market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is 10 years.

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

	2019	2018
Expected volatility	40.00%	24.13%
Expected dividends	1.74%	1.06%
Expected term (in years)	6.7	6.3
Risk-free rate	2.55%	2.67%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2019 and June 30, 2018 was $12.60 and $10.95, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2019 and June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Six Months Ended June 30, 2019:
Outstanding at January 1, 2019	1,238,748	$13.02	5.2	$23,355
Granted	10,500	34.44	9.7	(2)
Exercised	(188,500)	5.58	1.8	5,014
Forfeited	(13,000)	29.93	7.4	56
Outstanding at June 30, 2019	1,047,748	$14.37	5.3	$21,233

Exercisable at June 30, 2019	328,800	$8.13	3.7	$8,964

Six Months Ended June 30, 2018:
Outstanding at January 1, 2018	1,666,834	$10.68	5.5	$51,377
Granted	12,750	41.50	9.7	(9)
Exercised	(175,836)	4.90	3.1	6,317
Forfeited	(6,000)	19.50	7.7	128
Outstanding at June 30, 2018	1,497,748	$11.58	5.3	$43,787

Exercisable at June 30, 2018	748,600	$7.34	3.9	$25,811

As of June 30, 2019, there was approximately $1,374,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.5 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2019, there was $1,316,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.9 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the six months ended June 30, 2019 and 2018, respectively:

	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2019:
Non-vested at January 1, 2019	44,076	$38.44
Granted	23,474	34.03
Vested	(5,200)	20.31
Forfeited	(2,500)	38.17
Non-vested at June 30, 2019	59,850	$38.95

Six Months Ended June 30, 2018:
Non-vested at January 1, 2018	120,676	$10.29
Granted	11,850	41.29
Vested	(61,700)	5.81
Forfeited	-	-
Non-vested at June 30, 2018	70,826	$19.38

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2019 and December 31, 2018 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU were effective for the Company on January 1, 2019. The Company elected the three practical expedients allowed by the amendments as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases. Upon adoption on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities of $14.0 million and did not restate comparative periods. There was no impact on the Company’s consolidated statements of income or cash flows. See Note 6 – Leases for additional information.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for the company for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company has established a cross-functional implementation team with assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets regularly to discuss the latest developments and ensure progress is being made on the adoption plan. The Company has contracted with a third-party provider for enhanced modeling techniques that incorporate the loss measurement requirements in these amendments and is in the process of finalizing and documenting the methodologies that will be utilized, including challenging estimated credit loss model assumptions and outputs and refining the qualitative framework. The team is also currently developing controls, processes, policies and disclosures in preparation for performing complete parallel runs in the third and fourth quarters of 2019. The Company expects validation of the new model(s) to be completed during the third quarter of 2019. The Company continues to evaluate the impact adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures, and while currently unable to reasonably estimate the impact of adopting the ASU, the Company expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $6,568,000 and $8,427,000 during the three and six months ended June 30, 2019, respectively, and $1,543,000 and $3,888,000 during the three and six months ended June 30, 2018, respectively.

Other Real Estate Owned and repossessed assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for loan losses subsequent to foreclosure or repossession. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $202,000 and $224,000 was recognized for the three and six months ended June 30, 2019, respectively, and $99,000 and $353,000 for the three and six months ended June 30, 2018, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO and repossessed assets are classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $300,000 foreclosed and classified as OREO as of June 30, 2019. This same loan had a balance of $360,000 as of December 31, 2018. The property was sold on July 9, 2019 with a $2,000 loss on sale.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury and government agencies	$-	$74,707	$-	$74,707
Mortgage-backed securities	-	363,425	-	363,425
State and municipal securities	-	84,311	-	84,311
Corporate debt	-	128,933	6,595	135,528
Total assets at fair value	$-	$651,376	$6,595	$657,971

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury and government agencies	$-	$76,993	$-	$76,993
Mortgage-backed securities	-	304,304	-	304,304
State and municipal securities	-	105,994	-	105,994
Corporate debt	-	96,375	6,518	102,893
Total assets at fair value	$-	$583,666	$6,518	$590,184

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$35,574	$35,574
Other real estate owned and repossessed assets	-	-	5,649	5,649
Total assets at fair value	$-	$-	$41,223	$41,223

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$30,463	$30,463
Other real estate owned and repossessed assets	-	-	5,169	5,169
Total assets at fair value	$-	$-	$35,632	$35,632

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$477,893	$477,893	$458,050	$458,050

Level 2 inputs:
Federal funds sold	408,289	408,289	223,845	223,845
Mortgage loans held for sale	9,446	9,446	120	121

Level 3 inputs:
Held to maturity debt securities	250	250	-	-
Loans, net	6,860,926	6,791,540	6,464,899	6,398,604

Financial liabilities:
Level 2 inputs:
Deposits	$7,404,794	$7,407,047	$6,915,708	$6,910,176
Federal funds purchased	459,449	459,449	288,725	288,725
Other borrowings	64,684	64,624	64,666	64,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 and June 30, 2018.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Overview of Second Quarter 2019 Results

As of June 30, 2019, we had consolidated total assets of $8.74 billion, up $732.9 million, or 9.2%, when compared to consolidated assets of $8.01 billion at December 31, 2018. Total loans were $6.97 billion at June 30, 2019, up $434.4 million, or 6.6%, from $6.53 billion at December 31, 2018. Total deposits were $7.40 billion at June 30, 2019, up $489.1 million, or 7.1%, from $6.92 billion at December 31, 2018.

Net income available to common stockholders for the three months ended June 30, 2019 was $35.6 million, an increase of $2.1 million, or 6.2%, from $33.5 million for the corresponding period in 2018. Basic and diluted earnings per common share were $0.67 and $0.66, respectively, for the three months ended June 30, 2019, compared to basic and diluted earnings per common share of $0.63 and $0.62 for the corresponding period in 2018.

Net income available to common stockholders for the six months ended June 30, 2019 was $70.6 million, an increase of $4.5 million, or 6.8%, from $66.1 million for the corresponding period in 2018. Basic and diluted earnings per common share were $1.32 and $1.31, respectively, for the six months ended June 30, 2019, compared to $1.24 and $1.22, respectively, for the corresponding period in 2018.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2019, we had $408.3 million in federal funds sold, compared to $223.8 million at December 31, 2018. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2019, we had $96.8 million in balances at the Federal Reserve, compared to $41.9 million at December 31, 2018. The balances we keep on deposit at the Federal Reserve will fluctuate depending on our net funding position and on our ability to earn higher rates on balances at other correspondent banks.

Debt Securities

Debt securities available for sale totaled $658.0 million at June 30, 2019 and $590.2 million at December 31, 2018. Investment securities held to maturity totaled $0.3 million at June 30, 2019. We had paydowns of $26.9 million on mortgage-backed securities and government agencies, maturities of $22.8 million on municipal bonds, corporate securities and treasury securities, and calls of $6.2 million on municipal securities during the six months ended June 30, 2019. We purchased $59.3 million in mortgage-backed securities and $40.4 million in corporate securities during the first six months of 2019. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2019 and December 31, 2018, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2019 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods. All securities held are traded in liquid markets.

The Company does not invest in collateralized debt obligations (“CDOs”). We have $135.5 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2019 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $334.1 million and $291.6 million as of June 30, 2019 and December 31, 2018, respectively.

Loans

We had total loans of $6.97 billion at June 30, 2019, an increase of $434.4 million, or 6.6%, compared to $6.53 billion at December 31, 2018. At June 30, 2019, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	40.9%
Dothan, AL MSA	9.4%
Huntsville, AL MSA	8.8%
Mobile, AL MSA	6.7%
Montgomery, AL MSA	5.9%
Total Alabama MSAs	71.7%
Pensacola-Ferry Pass-Brent, FL MSA	6.2%
Tampa-St. Petersburg-Clearwater, FL MSA	3.1%
Total Florida MSAs	9.3%
Atlanta-Sandy Springs-Roswell, GA MSA	6.2%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	9.2%
Charleston-North Charleston, SC MSA	3.6%

Asset Quality

The allowance for loan losses, sometimes referred to as the “ALLL,” is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the ALLL, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the ALLL at an adequate level. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased. Our management believes that the allowance was adequate at June 30, 2019.

Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2019, total loans rated Special Mention, Substandard, and Doubtful were $134.7 million, or 1.9% of total loans, compared to $139.0 million, or 2.1% of total loans, at December 31, 2018. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the ALLL to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

Loans are considered impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due according to the original terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Impaired loans are measured based on the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent.

The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$6,968,886	$6,129,649	$6,968,886	$6,129,649
Average loans outstanding, net of unearned income	$6,789,051	$5,988,623	$6,695,792	$5,936,501
Allowance for loan losses at beginning of period	70,207	62,050	68,600	59,406
Charge-offs:
Commercial, financial and agricultural loans	3,610	1,732	6,647	2,820
Real estate - mortgage	169	440	219	821
Consumer loans	63	47	281	135
Total charge-offs	3,842	2,219	7,147	3,776
Recoveries:
Commercial, financial and agricultural loans	117	173	129	177
Real estate - construction	-	97	1	104
Real estate - mortgage	4	2	11	44
Consumer loans	16	15	23	24
Total recoveries	137	287	164	349
Net charge-offs	3,705	1,932	6,983	3,427
Provision for loan losses	4,884	4,121	9,769	8,260
Allowance for loan losses at period end	$71,386	$64,239	$71,386	$64,239
Allowance for loan losses to period end loans	1.02%	1.05%	1.02%	1.05%
Net charge-offs to average loans	0.22%	0.13%	0.21%	0.12%

Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines; however, actual losses could differ from management’s estimates.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans at June 30, 2019 and December 31, 2018:

June 30, 2019	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$38,709	37.80%
Real estate - construction	3,419	8.67%
Real estate - mortgage	28,783	52.62%
Consumer	475	0.93%
Total	$71,386	100.00%

December 31, 2018	Amount	Percentage of loans in each category to total loans
	(In Thousands)
Commercial, financial and agricultural	$39,016	38.47%
Real estate - construction	3,522	8.16%
Real estate - mortgage	25,508	52.39%
Consumer	554	0.99%
Total	$68,600	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $4.3 million to $32.1 million at June 30, 2019, compared to $27.8 million at December 31, 2018. Of this total, nonaccrual loans of $21.8 million at June 30, 2019, represented a net decrease of $0.1 million from nonaccrual loans at December 31, 2018. Excluding credit card accounts, there were three loans 90 or more days past due and still accruing totaling $10.3 million at June 30, 2019, compared to three loans totaling $5.7 million at December 31, 2018. This increase in loans 90 or more days past due and still accruing relates to one commercial loan totaling $4.8 million at June 30, 2019. Troubled Debt Restructurings (“TDR”) at June 30, 2019 and December 31, 2018 were $11.3 million and $14.6 million, respectively. There was one renewal of an existing TDR totaling $2.7 million for the three and six months ended June 30, 2019. There were no loans newly classified as a TDR or renewals of existing TDRs for the three and six months ended June 30, 2018. These TDRs are the result of term extensions rather than interest rate reductions or forgiveness of debt.

OREO and repossessed assets increased to $5.6 million at June 30, 2019, from $5.2 million at December 31, 2018. The total number of OREO and repossessed asset accounts was 12 at June 30, 2019 and December 31, 2018, respectively. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Balance at beginning of period	$5,169	$6,701
Transfers from loans and capitalized expenses	752	751
Proceeds from sales	(48)	(1,252)
Internally financed sales	-	-
Write-downs / net gain (loss) on sales	(224)	(263)
Balance at end of period	$5,649	$5,937

The following table summarizes our nonperforming assets and TDRs at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$11,081	22	$10,503	16
Real estate - construction	238	1	997	1
Real estate - mortgage:
Owner-occupied commercial	3,558	3	3,358	2
1-4 family mortgage	1,941	9	2,046	9
Other mortgage	5,022	1	5,022	1
Total real estate - mortgage	10,521	13	10,426	12
Consumer	-	-	-	-
Total Nonaccrual loans:	$21,840	36	$21,926	29

90+ days past due and accruing:
Commercial, financial and agricultural	$4,756	2	$605	10
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	528	1	123	1
Other mortgage	4,990	1	5,008	1
Total real estate - mortgage	5,518	2	5,131	2
Consumer	25	3	108	28
Total 90+ days past due and accruing:	$10,299	7	$5,844	40

Total Nonperforming Loans:	$32,139	43	$27,770	69

Plus: Other real estate owned and repossessions	5,649	12	5,169	12
Total Nonperforming Assets	$37,788	55	$32,939	81

Restructured accruing loans:
Commercial, financial and agricultural	$2,742	1	$3,073	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$2,742	1	$3,073	3

Total Nonperforming assets and restructured accruing loans	$40,530	56	$36,012	84

Ratios:
Nonperforming loans to total loans	0.46%		0.43%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.54%		0.50%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.58%		0.55%

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

Impaired Loans and Allowance for Loan Losses

As of June 30, 2019, we had impaired loans of $45.7 million inclusive of nonaccrual loans, an increase of $7.1 million from $38.6 million as of December 31, 2018. We allocated $10.1 million of our allowance for loan losses at June 30, 2019 to these impaired loans, an increase of $2.0 million compared to $8.1 million as of June 30, 2018. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $45.7 million of impaired loans reported as of June 30, 2019, $19.8 million were commercial, financial and agricultural loans, $2.0 million were real estate construction loans and $23.9 million were real estate mortgage loans.

Deposits

Total deposits were $7.40 billion at June 30, 2019, an increase of $489.1 million, or 7.1%, over $6.92 billion at December 31, 2018. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Noninterest-bearing demand	$1,576,959	21.30%	$1,557,341	22.52%
Interest-bearing demand	5,080,434	68.61%	4,624,909	66.88%
Savings	54,007	0.73%	53,880	0.78%
Time deposits , $250,000 and under	271,301	3.66%	257,925	3.73%
Time deposits, over $250,000	422,093	5.70%	421,653	6.10%
	$7,404,794	100.00%	$6,915,708	100.00%

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $459.4 million and $288.7 million at June 30, 2019 and December 31, 2018, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 2.51% for the quarter ended June 30, 2019. Other borrowings consist of the following:

●	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually; and
●	$30.0 million of 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2019, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.13 billion. Additionally, the Bank had additional borrowing availability of approximately $655.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2019. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	1 year or less	Over 1 - 3 years	Over 3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$6,711,400	$-	$-	$-	$-
Certificates of deposit (2)	693,394	410,494	190,148	92,740	12
Federal funds purchased	459,449	459,449	-	-	-
Subordinated debentures	64,750	-	-	-	64,750
Operating lease commitments	15,903	3,183	5,476	4,150	3,094
Total	$7,944,896	$873,126	$195,624	$96,890	$67,856

(1)	Excludes interest.
(2)

Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2019 was $778.5 million, or 8.9% of total assets. At December 31, 2018, total stockholders’ equity attributable to us was $714.7 million, or 8.9% of total assets.

As of June 30, 2019, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, beginning January 1, 2016 and became fully effective on January 1, 2019. As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2019, December 31, 2018 and June 30, 2018:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$759,998	10.18%	$335,955	4.50%	N/A	N/A
ServisFirst Bank	823,912	11.04%	335,942	4.50%	$485,249	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	760,500	10.19%	447,940	6.00%	N/A	N/A
ServisFirst Bank	824,414	11.04%	447,922	6.00%	597,230	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	897,070	12.02%	597,254	8.00%	N/A	N/A
ServisFirst Bank	896,300	12.01%	597,230	8.00%	746,537	10.00
Tier 1 Capital to Average Assets:
Consolidated	760,500	9.00%	338,030	4.00%	N/A	N/A
ServisFirst Bank	824,414	9.76%	338,016	4.00%	422,520	5.00%

As of December 31, 2018:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$705,203	10.12%	$313,564	4.50%	N/A	N/A
ServisFirst Bank	768,614	11.03%	313,554	4.50%	$452,911	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	705,705	10.13%	418,086	6.00%	N/A	N/A
ServisFirst Bank	769,116	11.04%	418,071	6.00%	557,428	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	839,471	12.05%	557,448	8.00%	N/A	N/A
ServisFirst Bank	867,715	12.03%	557,428	8.00%	696,786	10.00%
Tier 1 Capital to Average Assets:
Consolidated	705,705	9.07%	311,214	4.00%	N/A	N/A
ServisFirst Bank	769,116	9.89%	311,206	4.00%	389,007	5.00%

As of June 30, 2018:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$647,449	10.08%	$289,164	4.50%	N/A	N/A
ServisFirst Bank	710,665	11.06%	289,131	4.50%	$417,634	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	647,951	10.08%	385,552	6.00%	N/A	N/A
ServisFirst Bank	711,167	11.07%	385,508	6.00%	514,011	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	777,338	12.10%	514,070	8.00%	N/A	N/A
ServisFirst Bank	775,906	12.08%	514,011	8.00%	642,514	10.00%
Tier 1 Capital to Average Assets:
Consolidated	647,951	9.21%	281,293	4.00%	N/A	N/A
ServisFirst Bank	711,167	10.11%	281,271	4.00%	351,589	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2019, we have reserved $0.5 million for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $0.4 million as of June 30, 2019 and December 31, 2018 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)	(In Thousands)
Commitments to extend credit	$2,055,219	$1,985,801
Credit card arrangements	223,683	173,613
Standby letters of credit	51,965	40,590
	$2,330,867	$2,200,004

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2019 was $35.6 million compared to net income and net income available to common stockholders of $33.5 million, respectively, for the three months ended June 30, 2018. Net income and net income available to common stockholders for the six months ended June 30, 2019 was $70.6 million compared to net income and net income available to common stockholders of $66.1 million for the six months ended June 30, 2018. The increase in net income for the three months ended June 30, 2019 over the same period in 2018 was primarily attributable to a $13.8 million increase in net interest income resulting from a $1.37 billion increase in average earning assets, and a $0.8 million increase in non-interest income, led by increased credit card income. The same key drivers contributed to the increase in net income for the six months ended June 30, 2019 compared to 2018 resulting in a $11.9 million increase in net interest income on a $1.27 billion increase in average earning assets, and a $1.4 million increase in non-interest income. Increases in non-interest expense of $2.5 million and $4.8 million and increases in income tax expense of $1.0 million and $2.5 million, respectively, for the three and six months ended June 30, 2019 compared to 2018 partially offset increases in income.

Basic and diluted net income per common share were $0.67 and $0.66, respectively, for the three months ended June 30, 2019, compared to $0.63 and $0.62, respectively, for the corresponding period in 2018. Basic and diluted net income per common share were $1.32 and $1.31, respectively, for the six months ended June 30, 2019, compared to $1.24 and $1.22, respectively, for the corresponding period in 2018. Return on average assets for the three and six months ended June 30, 2019 was 1.69% and 1.72%, respectively, compared to 1.91% for both of the corresponding periods in 2018. Return on average common stockholders’ equity for the three and six months ended June 30, 2019 was 18.72% and 19.06% compared to 20.89% and 21.13%, respectively, for the corresponding periods in 2018.

Net Interest Income and Net Interest Margin Analysis

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

Taxable-equivalent net interest income increased $5.4 million, or 8.4%, to $70.1 million for the three months ended June 30, 2019 compared to $64.7 million for the corresponding period in 2018, and increased $11.7 million, or 9.2%, to $138.9 million for the six months ended June 30, 2019 compared to $127.3 million for the corresponding period in 2018. This increase was primarily attributable to growth in average earning assets, which increased $1.37 billion, or 20.3%, from the second quarter of 2018 to the second quarter of 2019, and $1.27 billion, or 18.9%, from the six months ended June 30, 2018 to the same period in 2019. The taxable-equivalent yield on interest-earning assets increased to 4.80% for the three months ended June 30, 2019 from 4.64% for the corresponding period in 2018, and increased to 4.82% for the six months ended June 30, 2019 from 4.57% for the corresponding period in 2018. The yield on loans for the three months ended June 30, 2019 was 5.23% compared to 4.93% for the corresponding period in 2018, and 5.24% compared to 4.87% for the six months ended June 30, 2019 and June 30, 2018, respectively. The cost of total interest-bearing liabilities increased to 1.83% for the three months ended June 30, 2019 compared to 1.13% for the corresponding period in 2018, and increased to 1.78% for the six months ended June 30, 2019 from 1.04% for the corresponding period in 2018. Net interest margin for the three months ended June 30, 2019 was 3.44% compared to 3.82% for the corresponding period in 2018, and 3.50% for the six months ended June 30, 2019 compared to 3.81% for the corresponding period in 2018.

The following tables show, for the three and six months ended June 30, 2019 and June 30, 2018, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$6,756,927	$88,280	5.24%	$5,958,377	$73,326	4.94%
Tax-exempt (3)	32,124	307	3.83	30,246	297	3.94
Total loans, net of unearned income	6,789,051	88,587	5.23	5,988,623	73,623	4.93
Mortgage loans held for sale	5,208	50	3.85	3,770	40	4.26
Investment securities:
Taxable	565,491	4,192	2.97	475,777	3,127	2.63
Tax-exempt (3)	77,364	406	2.10	112,145	729	2.60
Total investment securities (4)	642,855	4,598	2.86	587,922	3,856	2.62
Federal funds sold	323,714	1,998	2.48	141,915	694	1.96
Interest-bearing balances with banks	411,481	2,593	2.53	73,714	332	1.81
Total interest-earning assets	$8,172,309	$97,826	4.80	$6,795,944	$78,545	4.64
Non-interest-earning assets:
Cash and due from banks	76,988			68,190
Net fixed assets and equipment	58,607			59,262
Allowance for loan losses, accrued interest and other assets	156,264			130,607
Total assets	$8,464,168			$7,054,003

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$909,847	$2,004	0.88%	$827,540	$1,147	0.56%
Savings deposits	54,391	77	0.57	54,842	47	0.34
Money market accounts	3,932,459	18,418	1.88	3,089,595	8,498	1.10
Time deposits	694,414	3,741	2.16	596,450	2,022	1.36
Total interest-bearing deposits	5,591,111	24,240	1.74	4,568,427	11,714	1.03
Federal funds purchased	418,486	2,681	2.57	295,309	1,378	1.87
Other borrowings	64,680	781	4.84	64,699	782	4.85
Total interest-bearing liabilities	$6,074,277	$27,702	1.83%	$4,928,435	$13,874	1.13%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,591,722			1,469,194
Other liabilities	35,161			13,079
Stockholders' equity	763,742			650,641
Accumulated other comprehensive loss	(734)			(7,346)
Total liabilities and stockholders' equity	$8,464,168			$7,054,003
Net interest income		$70,124			$64,671
Net interest spread			2.97%			3.51%
Net interest margin			3.44%			3.82%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $914 and $990 are included in interest income in the second quarter of 2019 and 2018, respectively.
(2)	Net accretion on acquired loan discounts of $53 is included in interest income in the second quarter of 2018.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $985 and $9,354 are excluded from the yield calculation in the second quarter of 2019 and 2018, respectively.

	For the Three Months Ended June 30,
	2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,140	$5,814	$14,954
Tax-exempt	11	(1)	10
Total loans, net of unearned income	9,151	5,813	14,964
Mortgages held for sale	13	(3)	10
Debt securities:
Taxable	588	477	1,065
Tax-exempt	(206)	(117)	(323)
Total debt securities	382	360	742
Federal funds sold	1,063	241	1,304
Interest-bearing balances with banks	2,067	194	2,261
Total interest-earning assets	12,676	6,605	19,281

Interest-bearing liabilities:
Interest-bearing demand deposits	118	739	857
Savings	-	30	30
Money market accounts	2,670	7,250	9,920
Time deposits	358	1,361	1,719
Total interest-bearing deposits	3,146	9,380	12,526
Federal funds purchased	662	641	1,303
Other borrowed funds	-	(1)	(1)
Total interest-bearing liabilities	3,808	10,020	13,828
Increase in net interest income	$8,868	$(3,415)	$5,453

Increases in average rates paid on interest-bearing deposits drive unfavorable rate component change while growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2019			2018
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$6,664,437	$173,515	5.25%	$5,903,216	$142,648	4.87%
Tax-exempt (3)	31,355	592	3.78	33,285	662	3.98
Total loans, net of unearned income	6,695,792	174,107	5.24	5,936,501	143,310	4.87
Mortgage loans held for sale	3,421	76	4.48	3,734	81	4.37
Investment securities:
Taxable	542,351	7,939	2.93	455,873	5,872	2.58
Tax-exempt (3)	82,423	870	2.11	116,185	1,500	2.58
Total investment securities (4)	624,774	8,809	2.82	572,058	7,372	2.58
Federal funds sold	258,564	3,217	2.51	136,722	1,245	1.84
Interest-bearing balances with banks	424,841	5,357	2.54	84,801	715	1.70
Total interest-earning assets	$8,007,392	$191,566	4.82%	$6,733,816	$152,723	4.57%
Non-interest-earning assets:
Cash and due from banks	75,592			68,249
Net fixed assets and equipment	58,729			59,484
Allowance for loan losses, accrued interest and other assets	153,120			136,125
Total assets	$8,294,833			$6,997,674

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$926,176	$4,007	0.87%	$863,227	$2,290	0.53%
Savings deposits	54,239	149	0.55	54,059	88	0.33
Money market accounts	3,845,792	34,932	1.83	3,058,558	15,209	1.00
Time deposits	696,682	7,297	2.11	586,708	3,748	1.29
Total interest-bearing deposits	5,522,889	46,385	1.69	4,562,552	21,335	0.94
Federal funds purchased	366,029	4,676	2.58	296,175	2,550	1.74
Other borrowings	64,675	1,562	4.87	64,752	1,562	4.86
Total interest-bearing liabilities	$5,953,593	$52,623	1.78%	$4,923,479	$25,447	1.04%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,558,783			1,429,426
Other liabilities	35,275			13,863
Stockholders' equity	749,754			636,137
Accumulated other comprehensive (loss)	(2,572)			(5,231)
Total liabilities and stockholders' equity	$8,294,833			$6,997,674
Net interest income		$138,943			$127,276
Net interest spread			3.04%			3.53%
Net interest margin			3.50%			3.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,887 and $1,739 are included in interest income in 2019 and 2018, respectively.
(2)	Accretion on acquired loan discounts of $91 and $125 are included in interest income in 2019 and 2018, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $3,311 and $6,677 are excluded from the yield calculation in 2019 and 2018, respectively.

	For the Six Months Ended June 30,
	2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$19,284	$11,583	$30,867
Tax-exempt	(37)	(33)	(70)
Total loans, net of unearned income	19,247	11,550	30,797
Mortgages held for sale	(7)	2	(5)
Debt securities:
Taxable	1,202	865	2,067
Tax-exempt	(387)	(243)	(630)
Total debt securities	815	622	1,437
Federal funds sold	1,398	574	1,972
Interest-bearing balances with banks	4,132	510	4,642
Total interest-earning assets	25,585	13,258	38,843

Interest-bearing liabilities:
Interest-bearing demand deposits	178	1,539	1,717
Savings	-	61	61
Money market accounts	4,683	15,040	19,723
Time deposits	805	2,744	3,549
Total interest-bearing deposits	5,666	19,384	25,050
Federal funds purchased	696	1,430	2,126
Other borrowed funds	(2)	2	-
Total interest-bearing liabilities	6,360	20,816	27,176
Increase in net interest income	$19,225	$(7,558)	$11,667

Increases in the average rates paid on interest-bearing deposits drive unfavorable rate component change while growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses was $4.9 million for the three months ended June 30, 2019, an increase of $0.8 million from $4.1 million for the three months ended June 30, 2018, and was $9.8 million for the six months ended June 30, 2019, a $1.5 million increase compared to $8.3 million for the six months ended June 30, 2018. Net credit charge-offs to quarter-to-date average loans increased nine basis points to 0.22% for the second quarter of 2019 compared to 0.13% for the corresponding period in 2018 and increased nine basis points to 0.21% for the six months ended June 30, 2019 compared to 0.12% for the corresponding period in 2018. Nonperforming loans increased to $32.1 million, or 0.46% of total loans, at June 30, 2019 from $27.8 million, or 0.43% of total loans, at December 31, 2018, and were $14.1 million, or 0.23% of total loans, at June 30, 2018. Impaired loans increased to $45.7 million, or 0.66% of total loans, at June 30, 2019, compared to $38.6 million, or 0.59% of total loans, at December 31, 2018. The allowance for loan losses totaled $70.2 million, or 1.02% of total loans, net of unearned income, at June 30, 2019, compared to $68.6 million, or 1.05% of loans, net of unearned income, at December 31, 2018.

Noninterest Income

Noninterest income totaled $5.8 million for the three months ended June 30, 2019, an increase of $837,000, or 17%, compared to the corresponding period in 2018, and totaled $10.7 million for the six months ended June 30, 2019, an increase of $1.4 million, or 14.6%, compared to the corresponding period in 2018. Mortgage banking income increased $298,000, or 37.8%, to $1.1 million for the three months ended June 30, 2019 compared to $789,000 for the same period in 2018, and increased $355,000, or 27.2%, to $1.7 million for the six months ended June 30, 2019 compared to $1.3 million for the same period in 2018. The number of loans originated for sale during the first half of 2019 increased approximately 37% when compared to the same period in 2018. Credit card income increased $380,000 to $1.7 million for the three months ended June 30, 2019 compared to $1.3 million for the same period in 2018, and increased $701,000 to $3.3 million for the six months ended June 30, 2019 compared to $2.6 million for the same period in 2018. The amount of purchases on cards increased by approximately 35% during the second quarter of 2019 compared to the second quarter of 2018.

Noninterest Expense

Noninterest expense totaled $26.0 million for the three months ended June 30, 2019, an increase of $2.5 million, or 10.8%, compared to $23.5 million for the same period in 2018, and totaled $51.3 million for the six months ended June 30, 2019, an increase of $4.8 million, or 10.3%, compared to $46.5 million for the same period in 2018.

Details of expenses are as follows:

●

Salary and benefit expense increased $1.2 million, or 9.5%, to $14.3 million for the three months ended June 30, 2019 from $13.1 million for the same period in 2018, and increased $2.2 million, or 8.4%, to $28.6 million for the six months ended June 30, 2019 from $26.4 million for the same period in 2018. Total employees increased from 459 as of June 30, 2018 to 495 as of June 30, 2019, or 8%.

●

Equipment and occupancy expense increased $174,000, or 8.2%, to $2.3 million for the three months ended June 30, 2019 from $2.1 million for the corresponding period in 2018, and increased $479,000, or 11.8%, to $4.5 million from $4.1 million for the six months ended June 30, 2019 compared to the corresponding period in 2018.

●

Professional services expense increased $267,000, or 28.9%, to $1.2 million for the three months ended June 30, 2019 compared to the same period in 2018, and increased $456,000, or 26.4%, to $2.2 million for the six months ended June 30, 2019 compared to the same period in 2018. Increases were primarily the result of increased audit fee and compliance consulting expense.

●

FDIC and other regulatory assessments decreased $78,000 to $1.1 million for the three months ended June 30, 2019 compared to the same period in 2018, and decreased $192,000 to $2.1 million for the six months ended June 30, 2019 compared to the same period in 2018. Decreases in assessment rates and the termination of the FICO assessment have more than offset our growth in net average assets, which is our assessment base.

●

OREO expense increased $52,000 to $212,000 for the three months ended June 30, 2019 compared to the same period in 2018, and decreased $242,000 to $234,000 for the six months ended June 30, 2019 compared to $476,000 for the same period in 2018. In 2018, we incurred some costs to excavate raw land in our Atlanta market in preparation for sale and also wrote down the value of a commercial building in Birmingham based on a recent appraisal.

●

Other operating expenses increased $874,000, or 14.5%, to $6.9 million for the three months ended June 30, 2019 compared to the same period in 2018, and increased $2.1 million, or 18.0%, to $13.7 million for the six months ended June 30, 2019 compared to the same period in 2018. Increases in data processing expenses, business development expenses and Federal Reserve Bank service charges contributed to this increase in other operating expenses.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2019 compared to the same periods in 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ change	% change	2019	2018	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,786	$1,653	$133	8.0%	$3,488	$3,238	$250	7.7%
Mortgage banking	1,087	789	298	37.8%	1,662	1,307	355	27.2%
Credit card income	1,741	1,361	380	27.9%	3,317	2,616	701	26.8%
Securities gains	(6)	-	(6)	NM	(6)	4	(10)	NM
Increase in cash surrender value life insurance	778	786	(8)	(1.0)%	1,540	1,563	(23)	(1.5)%
Other operating income	392	352	40	11.4%	719	629	90	14.3%
Total non-interest income	$5,778	$4,941	$837	16.9%	$10,720	$9,357	$1,363	14.6%

Non-interest expense:
Salaries and employee benefits	$14,339	$13,098	$1,241	9.5%	$28,604	$26,394	$2,210	8.4%
Equipment and occupancy expense	2,287	2,113	174	8.2%	4,546	4,067	479	11.8%
Professional services	1,191	924	267	28.9%	2,185	1,729	456	26.4%
FDIC and other regulatory assessments	1,081	1,159	(78)	(6.7)%	2,100	2,292	(192)	(8.4)%
OREO expense	212	160	52	32.5%	234	476	(242)	(50.8)%
Other operating expense	6,912	6,038	874	14.5%	13,679	11,593	2,086	18.0%
Total non-interest expense	$26,022	$23,492	$2,530	10.8%	$51,348	$46,551	$4,797	10.3%

Income Tax Expense

Income tax expense was $9.3 million for the three months ended June 30, 2019 compared to $8.3 million for the same period in 2018, and was $17.8 million for the six months ended June 30, 2019 compared to $15.4 million for the same period in 2018. Our effective tax rate for the three and six months ended June 30, 2019 was 20.7% and 20.2%, respectively, compared to 19.9% and 18.9% for the corresponding periods in 2018, respectively. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2019 of $186,000 and $958,000, respectively, compared to $457,000 and $1.9 million during the three and six months ended June 30, 2018, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2018, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2018, as disclosed in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

CEO and CFO Certification.

Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). The Certifications are required to be made by Rule 13a-14 or Rule 15d-14 under the Securities Exchange Act of 1934. This item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2019. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: July 30, 2019	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: July 30, 2019	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer