Form 10-Q
period 2019-09-30
ServisFirst Bancshares, Inc.
filed 2019-10-29
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 25, 2019
Common stock, $.001 par value	53,592,013

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$108,804	$97,516
Interest-bearing balances due from depository institutions	463,625	360,534
Federal funds sold	474,298	223,845
Cash and cash equivalents	1,046,727	681,895
Available for sale debt securities, at fair value	688,021	590,184
Held to maturity debt securities (fair value of $250 at September 30, 2019)	250	-
Mortgage loans held for sale	8,691	120
Loans	7,022,069	6,533,499
Less allowance for loan losses	(77,192)	(68,600)
Loans, net	6,944,877	6,464,899
Premises and equipment, net	56,570	57,822
Accrued interest and dividends receivable	25,423	24,070
Deferred tax assets	24,426	27,277
Other real estate owned and repossessed assets	5,337	5,169
Bank owned life insurance contracts	152,976	130,649
Goodwill and other identifiable intangible assets	14,246	14,449
Other assets	37,568	10,848
Total assets	$9,005,112	$8,007,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,678,672	$1,557,341
Interest-bearing	6,045,486	5,358,367
Total deposits	7,724,158	6,915,708
Federal funds purchased	370,231	288,725
Other borrowings	64,693	64,666
Accrued interest payable	11,476	10,381
Other liabilities	24,017	12,699
Total liabilities	8,194,575	7,292,179
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,579,113 shares issued and outstanding at September 30, 2019, and 53,375,195 shares issued and outstanding at December 31, 2018	54	53
Additional paid-in capital	219,234	218,521
Retained earnings	584,968	500,868
Accumulated other comprehensive income (loss)	5,779	(4,741)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	810,035	714,701
Noncontrolling interest	502	502
Total stockholders' equity	810,537	715,203
Total liabilities and stockholders' equity	$9,005,112	$8,007,382

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$90,767	$78,991	$264,901	$222,285
Taxable securities	4,367	3,276	12,306	9,148
Nontaxable securities	316	583	1,155	1,862
Federal funds sold	1,768	892	4,985	2,137
Other interest and dividends	3,912	316	9,269	1,031
Total interest income	101,130	84,058	292,616	236,463
Interest expense:
Deposits	24,787	15,210	71,172	36,545
Borrowed funds	3,338	1,985	9,576	6,097
Total interest expense	28,125	17,195	80,748	42,642
Net interest income	73,005	66,863	211,868	193,821
Provision for loan losses	6,985	6,624	16,754	14,884
Net interest income after provision for loan losses	66,020	60,239	195,114	178,937
Noninterest income:
Service charges on deposit accounts	1,735	1,595	5,223	4,833
Mortgage banking	1,333	789	2,995	2,096
Credit card income	1,868	1,414	5,185	4,030
Securities gains	34	186	28	190
Increase in cash surrender value life insurance	787	787	2,327	2,350
Other operating income	453	294	1,172	922
Total noninterest income	6,210	5,065	16,930	14,421
Noninterest expenses:
Salaries and employee benefits	15,499	13,070	44,103	39,464
Equipment and occupancy expense	2,387	2,193	6,933	6,260
Professional services	887	853	3,072	2,582
FDIC and other regulatory (credits) assessments	(296)	675	1,804	2,967
OREO expense	78	289	312	765
Other operating expenses	6,606	5,544	20,285	17,136
Total noninterest expenses	25,161	22,624	76,509	69,174
Income before income taxes	47,069	42,680	135,535	124,184
Provision for income taxes	9,506	8,120	27,329	23,481
Net income	37,563	34,560	108,206	100,703
Preferred stock dividends	-	-	31	31
Net income available to common stockholders	$37,563	$34,560	$108,175	$100,672

Basic earnings per common share	$0.70	$0.65	$2.02	$1.89
Diluted earnings per common share	$0.69	$0.64	$2.00	$1.86

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$37,563	$34,560	$108,206	$100,703
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $427 and $2,791 for the three and nine months ended September 30, 2019, respectively, and net of benefit of $(733) and $(2,589) for the three and nine months ended September 30, 2018, respectively	1,443	(2,757)	10,497	(9,740)
Reclassification adjustment for net gains on sale of securities available for sale, net of tax of $6 and $5 for the three and nine months ended September 30, 2019, respectively, and $39 and $40 for the three and nine months ended September 30, 2018, respectively	18	147	23	150
Other comprehensive income (loss), net of tax	1,461	(2,610)	10,520	(9,590)
Comprehensive income	$39,024	$31,950	$118,726	$91,113

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended September 30,
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2018	$-	$53	$217,765	$443,972	$(7,178)	$502	$655,114
Common dividends declared, $0.11 per share	-	-	-	(5,851)	-	-	(5,851)
Issue 46,074 shares of common stock upon exercise of stock options	-	-	465	-	-	-	465
9,426 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(370)	-	-	-	(370)
Stock-based compensation expense	-	-	202	-	-	-	202
Other comprehensive income, net of tax	-	-	-	-	(2,610)	-	(2,610)
Net income	-	-	-	34,560	-	-	34,560
Balance, September 30, 2018	$-	$53	$218,062	$472,681	$(9,788)	$502	$681,510

Balance, July 1, 2019	$-	$54	$218,658	$555,425	$4,318	$502	$778,957
Common dividends declared, $0.15 per share	-	-	-	(8,020)	-	-	(8,020)
Issue 41,731 shares of common stock upon exercise of stock options	-	-	571	-	-	-	571
9,069 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(289)	-	-	-	(289)
Stock-based compensation expense	-	-	294	-	-	-	294
Other comprehensive loss, net of tax	-	-	-	-	1,461	-	1,461
Net income	-	-	-	37,563	-	-	37,563
Balance, September 30, 2019	$-	$54	$219,234	$584,968	$5,779	$502	$810,537

	Nine Months Ended September 30,
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2018	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends paid, $0.22 per share	-	-	-	(11,694)	-	-	(11,694)
Common dividends declared, $0.11 per share	-	-	-	(5,851)	-	-	(5,851)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 191,371 shares of common stock upon exercise of stock options	-	-	1,325	-	-	-	1,325
39,965 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,640)	-	-	-	(1,640)
Stock-based compensation expense	-	-	684	-	-	-	684
Other comprehensive income, net of tax	-	-	-	-	(9,590)	-	(9,590)
Net income	-	-	-	100,703	-	-	100,703
Balance, September 30, 2018	$-	$53	$218,062	$472,681	$(9,788)	$502	$681,510

Balance, January 1, 2019	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.30 per share	-	-	-	(16,038)	-	-	(16,038)
Common dividends declared, $0.15 per share	-	-	-	(8,037)	-	-	(8,037)
Preferred dividends paid	-	-	-	(31)	-	-	(31)
Issue 185,044 shares of common stock upon exercise of stock options	-	1	1,674	-	-	-	1,675
54,256 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,742)	-	-	-	(1,742)
Stock-based compensation expense	-	-	781	-	-	-	781
Other comprehensive loss, net of tax	-	-	-	-	10,520	-	10,520
Net income	-	-	-	108,206	-	-	108,206
Balance, September 30, 2019	$-	$54	$219,234	$584,968	$5,779	$502	$810,537

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$108,206	$100,703
Adjustments to reconcile net income to net cash provided by
Deferred tax expense	2,851	754
Provision for loan losses	16,754	14,884
Depreciation	2,774	2,548
Accretion on acquired loans	(91)	(147)
Amortization of core deposit intangible	203	202
Net amortization of debt securities available for sale	2,040	2,268
Increase in accrued interest and dividends receivable	(1,353)	(4,094)
Stock-based compensation expense	781	684
Increase in accrued interest payable	1,095	3,591
Proceeds from sale of mortgage loans held for sale	90,188	81,319
Originations of mortgage loans held for sale	(95,764)	(80,041)
Net gain on sale of debt securities available for sale	(28)	(15)
Gain on sale of equity securities	-	(175)
Gain on sale of mortgage loans held for sale	(2,995)	(2,096)
Net (gain) loss on sale of other real estate owned and repossessed assets	(6)	3
Write down of other real estate owned and repossessed assets	288	488
Operating (income) loss of tax credit partnerships	(16)	128
Increase in cash surrender value of life insurance contracts	(2,327)	(2,350)
Net change in other assets, liabilities, and other operating activities	(19,766)	(2,608)
Net cash provided by operating activities	102,834	116,046
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(186,240)	(122,821)
Proceeds from maturities, calls and paydowns of debt securities available for sale	100,687	63,803
Proceeds from sale of debt securities available for sale	-	5,736
Purchase of debt securities held to maturity	(250)	-
Proceeds from sale of equity securities	-	305
Purchase of BOLI contracts	(20,000)	-
Increase in loans	(505,224)	(520,610)
Purchase of premises and equipment	(1,522)	(1,530)
Proceeds from sale of other real estate owned and repossessed assets	727	1,572
Net cash used in investing activities	(611,822)	(573,545)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	121,331	64,121
Net increase in interest-bearing deposits	687,119	349,556
Net increase (decrease) in federal funds purchased	81,506	(55,703)
Repayment of Federal Home Loan Bank advances	-	(200)
Proceeds from exercise of stock options	1,675	1,325
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,742)	(1,640)
Dividends paid on common stock	(16,038)	(11,694)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	873,820	345,734
Net increase (decrease) in cash and cash equivalents	364,832	(111,765)
Cash and cash equivalents at beginning of period	681,895	477,586
Cash and cash equivalents at end of period	$1,046,727	$365,821
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$79,653	$39,051
Income taxes	34,464	20,235
Income tax refund	(86)	(2)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,177	$1,206
Internally financed sale of other real estate owned	-	130
Dividends declared	8,037	5,851

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,544,747	53,171,144	53,508,710	53,134,861
Net income available to common stockholders	$37,563	$34,560	$108,175	$100,672
Basic earnings per common share	$0.70	$0.65	$2.02	$1.89

Weighted average common shares outstanding	53,544,747	53,171,144	53,508,710	53,134,861
Dilutive effects of assumed conversions and exercise of stock options and warrants	551,621	1,020,078	578,700	1,055,383
Weighted average common and dilutive potential common shares outstanding	54,096,368	54,191,222	54,087,410	54,190,244
Net income available to common stockholders	$37,563	$34,560	$108,175	$100,672
Diluted earnings per common share	$0.69	$0.64	$2.00	$1.86

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
September 30, 2019	(In Thousands)
Securities Available for Sale
U.S. Treasury securities	$51,888	$311	$(1)	$52,198
Government Agency securities	18,234	129	(2)	18,361
Mortgage-backed securities	398,818	4,425	(604)	402,639
State and municipal securities	65,270	330	(32)	65,568
Corporate debt	146,551	2,834	(130)	149,255
Total	$680,761	$8,029	$(769)	$688,021
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2018
Securities Available for Sale
U.S. Treasury securities	$58,750	$75	$(397)	$58,428
Government Agency securities	18,784	3	(222)	18,565
Mortgage-backed securities	309,244	591	(5,531)	304,304
State and municipal securities	106,465	208	(679)	105,994
Corporate debt	102,982	668	(757)	102,893
Total	$596,225	$1,545	$(7,586)	$590,184

The amortized cost and fair value of debt securities as of September 30, 2019 and December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$55,777	$55,973	$38,343	$38,225
Due from one to five years	106,374	107,205	167,873	166,380
Due from five to ten years	117,885	120,258	77,811	78,276
Due after ten years	1,907	1,946	2,954	2,999
Mortgage-backed securities	398,818	402,639	309,244	304,304
	$680,761	$688,021	$596,225	$590,184

Debt securities held to maturity
Due from one to five years	$250	$250	$-	$-
	$250	$250	$-	$-

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of September 30, 2019 and December 31, 2018 was $408.9 million and $281.9 million, respectively.

The following table identifies, as of September 30, 2019 and December 31, 2018, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2019, 43 of the Company’s 691 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2019
U.S. Treasury securities	$-	$-	$(1)	$2,998	$(1)	$2,998
Government Agency securities	(2)	267	-	-	(2)	267
Mortgage-backed securities	(457)	77,726	(147)	28,217	(604)	105,943
State and municipal securities	(11)	6,170	(21)	4,035	(32)	10,205
Corporate debt	(130)	17,036	-	-	(130)	17,036
Total	$(600)	$101,199	$(169)	$35,250	$(769)	$136,449

December 31, 2018
U.S. Treasury securities	$(8)	1,001	$(388)	$32,449	$(396)	$34,206
Government Agency securities	-	-	(223)	18,429	(223)	17,673
Mortgage-backed securities	(539)	67,721	(4,992)	204,260	(5,531)	271,981
State and municipal securities	(101)	20,821	(578)	52,190	(679)	73,011
Corporate debt	(315)	36,245	(442)	13,474	(757)	49,718
Total	$(963)	$125,788	$(6,623)	$320,802	$(7,586)	$446,590

NOTE 5 – LOANS

The following table details the Company’s loans at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

	(Dollars In Thousands)
Commercial, financial and agricultural	$2,653,934	$2,513,225
Real estate - construction	550,871	533,192
Real estate - mortgage:
Owner-occupied commercial	1,526,911	1,463,887
1-4 family mortgage	632,346	621,634
Other mortgage	1,592,072	1,337,068
Subtotal: Real estate - mortgage	3,751,329	3,422,589
Consumer	65,935	64,493
Total Loans	7,022,069	6,533,499
Less: Allowance for loan losses	(77,192)	(68,600)
Net Loans	$6,944,877	$6,464,899

Commercial, financial and agricultural	37.79%	38.47%
Real estate - construction	7.85%	8.16%
Real estate - mortgage:
Owner-occupied commercial	21.74%	22.41%
1-4 family mortgage	9.01%	9.51%
Other mortgage	22.67%	20.46%
Subtotal: Real estate - mortgage	53.42%	52.39%
Consumer	0.94%	0.99%
Total Loans	100.00%	100.00%

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

Loans by credit quality indicator as of September 30, 2019 and December 31, 2018 were as follows:

		Special
September 30, 2019	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,573,465	$58,639	$21,830	$-	$2,653,934
Real estate - construction	540,560	6,011	4,300	-	550,871
Real estate - mortgage:
Owner-occupied commercial	1,492,829	12,972	21,110	-	1,526,911
1-4 family mortgage	629,806	947	1,593	-	632,346
Other mortgage	1,571,238	19,332	1,502	-	1,592,072
Total real estate mortgage	3,693,873	33,251	24,205	-	3,751,329
Consumer	65,935	-	-	-	65,935
Total	$6,873,833	$97,901	$50,335	$-	$7,022,069

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,447,052	$47,754	$18,419	$-	$2,513,225
Real estate - construction	525,021	6,749	1,422	-	533,192
Real estate - mortgage:
Owner-occupied commercial	1,431,982	28,547	3,358	-	1,463,887
1-4 family mortgage	616,884	2,703	2,047	-	621,634
Other mortgage	1,309,101	16,506	11,461	-	1,337,068
Total real estate mortgage	3,357,967	47,756	16,866	-	3,422,589
Consumer	64,444	-	49	-	64,493
Total	$6,394,484	$102,259	$36,756	$-	$6,533,499

Loans by performance status as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,637,785	$16,149	$2,653,934
Real estate - construction	549,283	1,588	550,871
Real estate - mortgage:
Owner-occupied commercial	1,511,666	15,245	1,526,911
1-4 family mortgage	630,755	1,591	632,346
Other mortgage	1,585,609	6,463	1,592,072
Total real estate mortgage	3,728,030	23,299	3,751,329
Consumer	65,923	12	65,935
Total	$6,981,020	$41,049	$7,022,069

December 31, 2018	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,502,117	$11,108	$2,513,225
Real estate - construction	532,195	997	533,192
Real estate - mortgage:
Owner-occupied commercial	1,460,529	3,358	1,463,887
1-4 family mortgage	619,465	2,169	621,634
Other mortgage	1,327,038	10,030	1,337,068
Total real estate mortgage	3,407,032	15,557	3,422,589
Consumer	64,385	108	64,493
Total	$6,505,729	$27,770	$6,533,499

Loans by past due status as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$4,519	$1,127	$119	$5,765	$16,030	$2,632,139	$2,653,934
Real estate - construction	650	-	-	650	1,588	548,633	550,871
Real estate - mortgage:
Owner-occupied commercial	9,005	-	118	9,123	15,127	1,502,661	1,526,911
1-4 family mortgage	2,229	600	112	2,941	1,480	627,925	632,346
Other mortgage	31	375	4,956	5,362	1,507	1,585,203	1,592,072
Total real estate - mortgage	11,265	975	5,186	17,426	18,114	3,715,789	3,751,329
Consumer	31	44	12	87	-	65,848	65,935
Total	$16,465	$2,146	$5,317	$23,928	$35,732	$6,962,409	$7,022,069

December 31, 2018	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$1,222	$48	$605	$1,875	$10,503	$2,500,847	$2,513,225
Real estate - construction	-	1,352	-	1,352	997	530,843	533,192
Real estate - mortgage:
Owner-occupied commercial	412	-	-	412	3,358	1,460,117	1,463,887
1-4 family mortgage	534	235	123	892	2,046	618,696	621,634
Other mortgage	1,174	-	5,008	6,182	5,022	1,325,864	1,337,068
Total real estate - mortgage	2,120	235	5,131	7,486	10,426	3,404,677	3,422,589
Consumer	58	123	108	289	-	64,204	64,493
Total	$3,400	$1,758	$5,844	$11,002	$21,926	$6,500,571	$6,533,499

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

During the third quarter of 2019, the Company recorded a $7.4 million payment resulting from the termination of a Loan Guarantee Program (“LGP”) operated by the State of Alabama. The payment was recorded as an increase to the allowance for loan losses specifically related to loans formerly enrolled in this program, in accordance with the Company’s established ALLL review and evaluation criteria. In general, loans enrolled in the program had a collateral shortfall or other enhanced credit risk. In return for the Company’s acceptance of these higher risk loans, the Company received a guarantee of up to 50% of losses in the event of a borrower’s default.  These were loans that would have otherwise not met the Company’s loan underwriting criteria.  The program required a 1% fee on the commitment balance at origination.  As of September 30, 2019, the Company had 72 loans outstanding totaling $44.3 million that were formerly enrolled in the loan guarantee program. Of this total, $37.8 million were categorized as pass within the Company's credit quality asset classification, $5.2 million were categorized as Special Mention and $1.3 million were categorized as Substandard.

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and September 30, 2018. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at June 30, 2019	$38,709	$3,419	$28,783	$475	$71,386
Charge-offs	(3,626)	-	(4,974)	(172)	(8,772)
Recoveries	126	1	-	60	187
Allocation from LGP	4,905	115	2,386	-	7,406
Provision	5,108	(343)	2,069	151	6,985
Balance at September 30, 2019	$45,222	$3,192	$28,264	$514	$77,192

	Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at June 30, 2018	$36,178	$4,062	$23,438	$561	$64,239
Charge-offs	(3,923)	-	(48)	(76)	(4,047)
Recoveries	52	4	1	6	63
Provision	6,794	(132)	(62)	24	6,624
Balance at September 30, 2018	$39,101	$3,934	$23,329	$515	$66,879

	Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(10,273)	-	(5,193)	(453)	(15,919)
Recoveries	255	2	11	83	351
Allocation from LGP	4,905	115	2,386	-	7,406
Provision	11,319	(447)	5,552	330	16,754
Balance at September 30, 2019	$45,222	$3,192	$28,264	$514	$77,192

	Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(6,743)	-	(869)	(211)	(7,823)
Recoveries	229	108	44	31	412
Provision	12,735	(1,163)	3,132	180	14,884
Balance at September 30, 2018	$39,101	$3,934	$23,329	$515	$66,879

	As of September 30, 2019
Allowance for loan losses:
Individually Evaluated for Impairment	$7,165	$110	$2,013	$-	$9,288
Collectively Evaluated for Impairment	38,057	3,082	26,251	514	67,904

Loans:
Ending Balance	$2,653,934	$550,871	$3,751,329	$65,935	$7,022,069
Individually Evaluated for Impairment	21,855	4,332	25,306	-	51,493
Collectively Evaluated for Impairment	2,632,079	546,539	3,726,023	65,935	6,970,576

	As of December 31, 2018
Allowance for loan losses:
Individually Evaluated for Impairment	$6,066	$126	$1,887	$49	$8,128
Collectively Evaluated for Impairment	32,950	3,396	23,621	505	60,472

Loans:
Ending Balance	$2,513,225	$533,192	$3,422,589	$64,493	$6,533,499
Individually Evaluated for Impairment	18,444	1,461	18,637	49	38,591
Collectively Evaluated for Impairment	2,494,781	531,731	3,403,952	64,444	6,494,908

The following table presents details of the Company’s impaired loans as of September 30, 2019 and December 31, 2018, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2019			2019		2019
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$2,705	$4,308	$-	$3,186	$50	$3,799	$129
Real estate - construction	2,744	2,747	-	2,423	39	1,834	80
Real estate - mortgage:
Owner-occupied commercial	7,341	7,436	-	7,414	120	7,625	506
1-4 family mortgage	298	298	-	315	-	321	2
Other mortgage	-	-	-	-	-	-	-
Total real estate - mortgage	7,639	7,734	-	7,729	120	7,946	508
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	13,088	14,789	-	13,338	209	13,579	717

With an allowance recorded:
Commercial, financial and agricultural	19,150	26,551	7,165	21,260	15	22,568	467
Real estate - construction	1,588	1,588	110	1,588	(14)	1,623	27
Real estate - mortgage:
Owner-occupied commercial	14,867	18,173	1,159	19,664	61	19,850	548
1-4 family mortgage	1,293	1,293	204	1,293	1	1,296	3
Other mortgage	1,507	1,507	650	1,507	(23)	1,456	21
Total real estate - mortgage	17,667	20,973	2,013	22,464	39	22,602	572
Consumer	-	-	-	-	-	-	-
Total with allowance recorded	38,405	49,112	9,288	45,312	40	46,793	1,066

Total Impaired Loans:
Commercial, financial and agricultural	21,855	30,859	7,165	24,446	65	26,367	596
Real estate - construction	4,332	4,335	110	4,011	25	3,457	107
Real estate - mortgage:
Owner-occupied commercial	22,208	25,609	1,159	27,078	181	27,475	1,054
1-4 family mortgage	1,591	1,591	204	1,608	1	1,617	5
Other mortgage	1,507	1,507	650	1,507	(23)	1,456	21
Total real estate - mortgage	25,306	28,707	2,013	30,193	159	30,548	1,080
Consumer	-	-	-	-	-	-	-
Total impaired loans	$51,493	$63,901	$9,288	$58,650	$249	$60,372	$1,783

December 31, 2018
				For the twelve months
				ended December 31, 2018
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,064	$6,064	$-	$6,142	$237
Real estate - construction	464	467	-	524	28
Real estate - mortgage:
Owner-occupied commercial	1,763	1,947	-	2,223	120
1-4 family mortgage	1,071	1,071	-	1,088	21
Other mortgage	5,061	5,061	-	5,133	252
Total real estate - mortgage	7,895	8,079	-	8,444	393
Consumer	-	-	-	-	-
Total with no allowance recorded	14,423	14,610	-	15,110	658

With an allowance recorded:
Commercial, financial and agricultural	12,380	20,141	6,066	15,918	462
Real estate - construction	997	997	126	997	31
Real estate - mortgage:
Owner-occupied commercial	3,358	3,358	99	3,364	105
1-4 family mortgage	975	975	208	975	30
Other mortgage	6,409	6,409	1,580	6,598	217
Total real estate - mortgage	10,742	10,742	1,887	10,937	352
Consumer	49	49	49	49	3
Total with allowance recorded	24,168	31,929	8,128	27,901	848

Total Impaired Loans:
Commercial, financial and agricultural	18,444	26,205	6,066	22,060	699
Real estate - construction	1,461	1,464	126	1,521	59
Real estate - mortgage:
Owner-occupied commercial	5,121	5,305	99	5,587	225
1-4 family mortgage	2,046	2,046	208	2,063	51
Other mortgage	11,470	11,470	1,580	11,731	469
Total real estate - mortgage	18,637	18,821	1,887	19,381	745
Consumer	49	49	49	49	3
Total impaired loans	$38,591	$46,539	$8,128	$43,011	$1,506

Troubled Debt Restructurings (“TDR”) at September 30, 2019, December 31, 2018 and September 30, 2018 totaled $11.2 million, $14.6 million and $16.6 million, respectively. TDRs that were in accrual status totaled $3.5 million, $3.1 million and $15.5 million for the same comparative periods. At September 30, 2019, the Company had a related allowance for loan losses of $1.8 million allocated to these TDRs, compared to $4.3 million at December 31, 2018 and $3.7 million at September 30, 2018. TDR activity by portfolio segment for the three and nine months ended September 30, 2019 and 2018 is presented in the table below.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	1	$2,742	$2,742
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	1	$2,742	$2,742

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	6	$7,242	$7,242	6	$7,242	$7,242
Real estate - construction	1	997	997	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664	2	3,664	3,664
1-4 family mortgage	1	850	850	1	850	850
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	3	4,514	4,514	3	4,514	4,514
Consumer	-	-	-	-	-	-
	10	$12,753	$12,753	10	$12,753	$12,753

The following table presents TDRs by portfolio segment which defaulted during the three and nine months ended September 30, 2019 and 2018, and which were modified in the previous twelve months (i.e., twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. As of September 30, 2019, the Company’s TDRs have all resulted from term extensions, rather than from interest rate reductions or debt forgiveness.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

(In thousands)
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$-	$325	$268
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate mortgage	-	-	-	-
Consumer	-	-	-	-
	$-	$-	$325	$268

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 9.7 years. At September 30, 2019, the Company had lease right-of-use assets and lease liabilities totaling $12.3 million and $12.4 million, respectively, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

September 30, 2019
(In Thousands)
2019 (remaining)	$819
2020	3,297
2021	2,680
2022	2,655
2023	2,181
thereafter	3,749
Total lease payments	15,381
Less: imputed interest	(2,977)
Present value of operating lease liabilities	$12,404

As of September 30, 2019, the weighted average remaining term of operating leases is 5.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.88%.

Operating cash flows related to leases were $888,000 and $2,451,000 for the three and nine months ended September 30, 2019, respectively.

Lease costs during the three and nine months ended September 30, 2019 were as follows (in thousands):

Three Months Ended September 30, 2019
Operating lease cost	$809
Short-term lease cost	8
Variable lease cost	49
Sublease income	(23)
Net lease cost	$843

Nine Months Ended September 30, 2019
Operating lease cost	$2,500
Short-term lease cost	21
Variable lease cost	151
Sublease income	(35)
Net lease cost	$2,637

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock-based compensation plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $294,000 and $781,000 for the three and nine months ended September 30, 2019 and $202,000 and $684,000 for the three and nine months ended September 30, 2018.

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

	2019	2018
Expected volatility	40.00%	24.72%
Expected dividends	1.74%	1.06%
Expected term (in years)	6.7	6.3
Risk-free rate	2.56%	2.67%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2019 and September 30, 2018 was $12.60 and $10.98, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2019 and September 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2019:
Outstanding at January 1, 2019	1,238,748	$13.02	5.2	$23,355
Granted	10,500	34.44	9.4	(14)
Exercised	(239,300)	7.02	2.3	6,162
Forfeited	(20,200)	24.88	6.5	167
Outstanding at September 30, 2019	989,748	14.46	5.0	$18,603

Exercisable at September 30, 2019	278,000	$7.36	3.1	$7,261

Nine Months Ended September 30, 2018:
Outstanding at January 1, 2018	1,666,834	$10.68	5.5	$51,377
Granted	12,750	41.58	9.5	(31)
Exercised	(231,336)	4.94	3.1	7,665
Forfeited	(33,000)	15.00	6.4	758
Outstanding at September 30, 2018	1,415,248	11.79	5.1	$38,998

Exercisable at September 30, 2018	693,100	$6.78	3.5	$22,513

As of September 30, 2019, there was approximately $1,198,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.3 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2019, there was $1,491,000 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.7 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the nine months ended September 30, 2019 and 2018, respectively:

	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2019:
Non-vested at January 1, 2019	44,076	$38.44
Granted	33,774	33.60
Vested	(5,200)	20.31
Forfeited	(2,500)	38.17
Non-vested at September 30, 2019	70,150	37.46

Nine Months Ended September 30, 2018:
Non-vested at January 1, 2018	120,676	$10.29
Granted	12,850	41.48
Vested	(73,700)	5.88
Forfeited	(750)	41.21
Non-vested at September 30, 2018	59,076	22.18

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s rate lock commitments to customers as of September 30, 2019 and December 31, 2018 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU were effective for the Company on January 1, 2019. The Company elected the three practical expedients allowed by the amendments as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases. Upon adoption on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities of $15.6 million and did not restate comparative periods. There was no impact on the Company’s consolidated statements of income or cash flows. See Note 6 – Leases for additional information.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which only included share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees are now substantially aligned. The ASU superseded Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The Company adopted this ASU effective January 1, 2019. However, the amendments did not have an impact on the Company’s Consolidated Financial Statements because the Company does not currently have any stock-based payment awards outstanding to nonemployees.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU were effective for the Company as of January 1, 2019. The amendments in this ASU did not impact the Company’s Consolidated Financial Statements, as the Company has always amortized premiums to the first call date.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for the company for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company has established a cross-functional implementation team with assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed.  The team meets regularly to discuss the latest developments and ensure progress is being made on the adoption plan.  The Company has contracted with a third-party provider for enhanced modeling techniques that incorporate the loss measurement requirements in these amendments and is in the process of finalizing and documenting the methodologies that will be utilized, including challenging estimated credit loss model assumptions and outputs and refining the qualitative framework.  The team is also currently developing controls, processes, policies and disclosures in preparation for performing a complete parallel run in the fourth quarter of 2019.  The Company has scheduled an independent third-party validation of the new model(s) and anticipate completion during the fourth quarter of 2019.  The Company continues to evaluate the impact adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures, and while currently unable to  reasonably estimate the impact of adopting the ASU, the Company expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable.  Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent.  Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows.  This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach.  For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral.  Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy.  Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $7.7 million and $16.1 million during the three and nine months ended September 30, 2019, respectively, and $4.9 million and $8.8 million during the three and nine months ended September 30, 2018, respectively.

Other Real Estate Owned and repossessed assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for loan losses subsequent to foreclosure or repossession. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $58,000 and $303,000 was recognized for the three and nine months ended September 30, 2019, respectively, and $228,000 and $581,000 for the three and nine months ended September 30, 2018, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO and repossessed assets are classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $425,000 that was foreclosed during the third quarter 2019 and classified as OREO as of September 30, 2019.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$52,198	$-	$52,198
Government Agency securities	-	18,361	-	18,361
Mortgage-backed securities	-	402,639	-	402,639
State and municipal securities	-	65,568	-	65,568
Corporate debt	-	142,645	6,610	149,255
Total assets at fair value	$-	$681,411	$6,610	$688,021

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$58,428	$-	$58,428
Government Agency securities	-	18,565	-	18,565
Mortgage-backed securities	-	304,304	-	304,304
State and municipal securities	-	105,994	-	105,994
Corporate debt	-	96,375	6,518	102,893
Total assets at fair value	$-	$583,666	$6,518	$590,184

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$42,205	$42,205
Other real estate owned and repossessed assets	-	-	5,337	5,337
Total assets at fair value	$-	$-	$47,542	$47,542

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$30,463	$30,463
Other real estate owned and repossessed assets	-	-	5,169	5,169
Total assets at fair value	$-	$-	$35,632	$35,632

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$572,429	$572,429	$458,050	$458,050

Level 2 inputs:
Federal funds sold	474,298	474,298	223,845	223,845
Mortgage loans held for sale	8,691	8,656	120	121

Level 3 inputs:
Held to maturity debt securities	250	250	-	-
Loans, net	6,902,672	6,816,956	6,464,899	6,398,604

Financial liabilities:
Level 2 inputs:
Deposits	$7,724,158	$7,728,323	$6,915,708	$6,910,176
Federal funds purchased	370,231	370,231	288,725	288,725
Other borrowings	64,693	64,629	64,666	64,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 and September 30, 2018.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through 20 full-service banking offices and two loan production offices located in Alabama, Tampa Bay, Sarasota and Pensacola, Florida, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, and Nashville, Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview of Third Quarter 2019 Results

As of September 30, 2019, we had consolidated total assets of $9.01 billion, up $997.7 million, or 12.5%, when compared to consolidated assets of $8.01 billion at December 31, 2018. Total loans were $7.02 billion at September 30, 2019, up $488.6 million, or 7.5%, from $6.53 billion at December 31, 2018. Total deposits were $7.72 billion at September 30, 2019, up $808.5 million, or 11.7%, from $6.92 billion at December 31, 2018.

Net income available to common stockholders for the three months ended September 30, 2019 was $37.6 million, an increase of $3.0 million, or 8.7%, from $34.6 million for the corresponding period in 2018. Basic and diluted earnings per common share were $0.70 and $0.69, respectively, for the three months ended September 30, 2019, compared to basic and diluted earnings per common share of $0.65 and $0.64 for the corresponding period in 2018.

Net income available to common stockholders for the nine months ended September 30, 2019 was $108.2 million, an increase of $7.5 million, or 7.4%, from $100.7 million for the corresponding period in 2018. Basic and diluted earnings per common share were $2.02 and $2.00, respectively, for the nine months ended September 30, 2019, compared to $1.89 and $1.86, respectively, for the corresponding period in 2018.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2019, we had $474.3 million in federal funds sold, compared to $223.8 million at December 31, 2018. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2019, we had $72.0 million in balances at the Federal Reserve, compared to $41.9 million at December 31, 2018. The balances we keep on deposit at the Federal Reserve will fluctuate depending on our net funding position and on our ability to earn higher rates on balances at other correspondent banks.

Debt Securities

Debt securities available for sale totaled $688.0 million at September 30, 2019 and $590.2 million at December 31, 2018. Investment securities held to maturity totaled $250,000 at September 30, 2019. We had paydowns of $48.5 million on mortgage-backed securities and government agencies, maturities of $40.1 million on municipal bonds, corporate securities and treasury securities, and calls of $8.1 million on municipal securities during the nine months ended September 30, 2019. We purchased $122.7 million in mortgage-backed securities and $52.9 million in corporate securities during the first nine months of 2019. For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2019 and December 31, 2018, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2019 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods. All securities held are traded in liquid markets.

The Company does not invest in collateralized debt obligations (“CDOs”). We have $149.3 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2019 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $408.9 million and $291.6 million as of September 30, 2019 and December 31, 2018, respectively.

Loans

We had total loans of $7.02 billion at September 30, 2019, an increase of $488.6 million, or 7.5%, compared to $6.53 billion at December 31, 2018. At September 30, 2019, the percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham-Hoover, AL MSA	39.8%
Dothan, AL MSA	9.4%
Huntsville, AL MSA	8.6%
Mobile, AL MSA	6.7%
Montgomery, AL MSA	5.8%
Total Alabama MSAs	70.3%
Pensacola-Ferry Pass-Brent, FL MSA	6.2%
Tampa-St. Petersburg-Clearwater, FL MSA	3.7%
Total Florida MSAs	9.9%
Atlanta-Sandy Springs-Roswell, GA MSA	6.2%
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	10.1%
Charleston-North Charleston, SC MSA	3.5%

Loans in our new Sarasota, Florida office are included in the Tampa-St. Petersburg-Clearwater, FL MSA line in the table above.  The amount of loans in our Sarasota office were negligible as of September 30, 2019.

Asset Quality

The allowance for loan losses, sometimes referred to as the “ALLL,” is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the ALLL, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the ALLL at an adequate level. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased. The Company is following its established policies and procedures in applying the entirety of the $7.4 million payment resulting from the state sponsored loan guarantee program termination to the allowance for loan losses. Our management believes that the allowance was adequate at September 30, 2019.

Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2019, total loans rated Special Mention, Substandard, and Doubtful were $148.2 million, or 2.1% of total loans, compared to $139.0 million, or 2.1% of total loans, at December 31, 2018. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the ALLL to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

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

During the third quarter of 2019, the Company recorded a $7.4 million payment resulting from the termination of a Loan Guarantee Program (“LGP”) operated by the State of Alabama. The payment was recorded as an increase to the allowance for loan losses specifically related to loans formerly enrolled in this program, in accordance with the Company’s established ALLL review and evaluation criteria.  In general, loans enrolled in the program had a collateral shortfall or other enhanced credit risk. In return for the Company’s acceptance of these higher risk loans, the Company received a guarantee of up to 50% of losses in the event of a borrower’s default.  These were loans that would have otherwise not met the Company’s loan underwriting criteria.  The program required a 1% fee on the commitment balance at origination.  As of September 30, 2019, the Company had 72 loans outstanding totaling $44.3 million that were formerly enrolled in the loan guarantee program.

The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$7,022,069	$6,363,531	$7,022,069	$6,363,531
Average loans outstanding, net of unearned income	$6,961,270	$6,233,377	$6,785,257	$6,036,547
Allowance for loan losses at beginning of period	71,386	64,239	68,600	59,406
Charge-offs:
Commercial, financial and agricultural loans	3,626	3,923	10,273	6,743
Real estate - mortgage	4,974	48	5,193	869
Consumer loans	172	76	453	211
Total charge-offs	8,772	4,047	15,919	7,823
Recoveries:
Commercial, financial and agricultural loans	126	52	255	229
Real estate - construction	-	4	2	108
Real estate - mortgage	1	1	11	44
Consumer loans	60	6	83	31
Total recoveries	187	63	351	412
Net charge-offs	8,585	3,984	15,568	7,411
Allocation from LGP	7,406	-	7,406	-
Provision for loan losses	6,985	6,624	16,754	14,884
Allowance for loan losses at period end	$77,192	$66,879	$77,192	$66,879
Allowance for loan losses to period end loans	1.10%	1.05%	1.10%	1.05%
Net charge-offs to average loans	0.49%	0.25%	0.31%	0.16%

Management believes that the comprehensive allowance analysis developed by our credit administration group is in compliance with all current regulatory guidelines; however, actual losses could differ from management’s estimates.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans at September 30, 2019 and December 31, 2018:

		Percentage of loans
		in each category
September 30, 2019	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$45,222	37.79%
Real estate - construction	3,192	7.85%
Real estate - mortgage	28,264	53.42%
Consumer	514	0.94%
Total	$77,192	100.00%

		Percentage of loans
		in each category
December 31, 2018	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$39,016	38.47%
Real estate - construction	3,522	8.16%
Real estate - mortgage	25,508	52.39%
Consumer	554	0.99%
Total	$68,600	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $13.2 million to $41.0 million at September 30, 2019, compared to $27.8 million at December 31, 2018. Of this total, nonaccrual loans of $35.7 million at September 30, 2019, represented a net increase of $13.8 million from nonaccrual loans at December 31, 2018. One rural healthcare loan with a current balance of $11.6 million, originated by our Nashville, Tennessee region, was placed on nonaccrual status during the third quarter of 2019. Excluding credit card accounts, there were three loans 90 or more days past due and still accruing totaling $5.2 million at September 30, 2019, compared to three loans totaling $5.7 million at December 31, 2018. Troubled Debt Restructurings (“TDR”) at September 30, 2019 and December 31, 2018 were $11.2 million and $14.6 million, respectively. There were no loans newly classified as a TDR or renewals of existing TDRs for the three months ended September 30, 2019 and one renewal of an existing TDR totaling $2.7 million for the nine months ended September 30, 2019. There was one loan newly classified as TDR totaling $0.1 million and nine renewals of existing TDRs totaling $12.7 million for the three and nine months ended September 30, 2018. These TDRs are the result of term extensions rather than interest rate reductions or forgiveness of debt.

OREO and repossessed assets increased slightly to $5.3 million at September 30, 2019, from $5.2 million at December 31, 2018. The total number of OREO and repossessed asset accounts was 12 at September 30, 2019 and December 31, 2018, respectively. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Balance at beginning of period	$5,169	$6,701
Transfers from loans and capitalized expenses	1,177	1,206
Proceeds from sales	(727)	(1,572)
Internally financed sales	-	(130)
Write-downs / net gain (loss) on sales	(282)	(491)
Balance at end of period	$5,337	$5,714

The following table summarizes our nonperforming assets and TDRs at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$16,030	29	$10,503	16
Real estate - construction	1,588	2	997	1
Real estate - mortgage:
Owner-occupied commercial	15,127	4	3,358	2
1-4 family mortgage	1,480	6	2,046	9
Other mortgage	1,507	1	5,022	1
Total real estate - mortgage	18,114	11	10,426	12
Consumer	-	-	-	-
Total Nonaccrual loans:	$35,732	42	$21,926	29

90+ days past due and accruing:
Commercial, financial and agricultural	$119	3	$605	10
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	118	1	-	-
1-4 family mortgage	112	1	123	1
Other mortgage	4,956	1	5,008	1
Total real estate - mortgage	5,186	3	5,131	2
Consumer	12	8	108	28
Total 90+ days past due and accruing:	$5,317	14	$5,844	40

Total Nonperforming Loans:	$41,049	56	$27,770	69

Plus: Other real estate owned and repossessions	5,649	12	5,169	12
Total Nonperforming Assets	$46,698	68	$32,939	81

Restructured accruing loans:
Commercial, financial and agricultural	$2,742	1	$3,073	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	726	1	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	726	1	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$3,468	2	$3,073	3

Total Nonperforming assets and restructured accruing loans	$50,166	70	$36,012	84

Ratios:
Nonperforming loans to total loans	0.58%		0.43%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.66%		0.50%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.71%		0.55%

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

Impaired Loans and Allowance for Loan Losses

As of September 30, 2019, we had impaired loans of $51.5 million inclusive of nonaccrual loans, an increase of $12.9 million from $38.6 million as of December 31, 2018. We allocated $9.3 million of our allowance for loan losses at September 30, 2019 to these impaired loans, an increase of $2.5 million compared to $6.8 million as of September 30, 2018. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $51.5 million of impaired loans reported as of September 30, 2019, $21.9 million were commercial, financial and agricultural loans, $4.3 million were real estate construction loans and $25.3 million were real estate mortgage loans.

Deposits

Total deposits were $7.72 billion at September 30, 2019, an increase of $808.5 million, or 11.7%, over $6.92 billion at December 31, 2018. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Noninterest-bearing demand	$1,678,672	21.73%	$1,557,341	22.52%
Interest-bearing demand	5,286,288	68.44%	4,624,909	66.88%
Savings	59,980	0.78%	53,880	0.78%
Time deposits , $250,000 and under	263,421	3.41%	257,925	3.73%
Time deposits, over $250,000	435,797	5.64%	421,653	6.10%
	$7,724,158	100.00%	$6,915,708	100.00%

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $370.2 million and $288.7 million at September 30, 2019 and December 31, 2018, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 2.30% for the quarter ended September 30, 2019. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2019, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.37 billion. Additionally, the Bank had additional borrowing availability of approximately $732.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity materially increasing or decreasing.

The following table reflects the contractual maturities of our term liabilities as of September 30, 2019. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$7,024,940	$-	$-	$-	$-
Certificates of deposit (2)	699,218	414,249	199,408	85,561	-
Federal funds purchased	370,231	370,231	-	-	-
Subordinated debentures	64,750	-	-	-	64,750
Operating lease commitments	16,825	3,583	5,911	4,063	3,268
Total	$8,175,964	$788,063	$205,319	$89,624	$68,018

(1)	Excludes interest.
(2)

Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2019 was $810.0 million, or 9.0% of total assets. At December 31, 2018, total stockholders’ equity attributable to us was $714.7 million, or 8.9% of total assets.

As of September 30, 2019, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2019, December 31, 2018 and September 30, 2018:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$790,168	10.39%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	852,807	11.21%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	790,670	10.39%	456,377	6.00%	N/A	N/A
ServisFirst Bank	853,309	11.22%	456,359	6.00%	608,479	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	933,055	12.27%	608,502	8.00%	N/A	N/A
ServisFirst Bank	931,001	12.24%	608,479	8.00%	760,598	10.00
Tier 1 Capital to Average Assets:
Consolidated	790,670	8.88%	356,012	4.00%	N/A	N/A
ServisFirst Bank	853,309	9.59%	355,998	4.00%	444,997	5.00%

As of December 31, 2018:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$705,203	10.12%	$313,564	4.50%	N/A	N/A
ServisFirst Bank	768,614	11.03%	313,554	4.50%	$452,911	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	705,705	10.13%	418,086	6.00%	N/A	N/A
ServisFirst Bank	769,116	11.04%	418,071	6.00%	557,428	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	839,471	12.05%	557,448	8.00%	N/A	N/A
ServisFirst Bank	867,715	12.03%	557,428	8.00%	696,786	10.00%
Tier 1 Capital to Average Assets:
Consolidated	705,705	9.07%	311,214	4.00%	N/A	N/A
ServisFirst Bank	769,116	9.89%	311,206	4.00%	389,007	5.00%

As of September 30, 2018:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$676,506	10.08%	$302,011	4.50%	N/A	N/A
ServisFirst Bank	740,140	11.03%	301,997	4.50%	$436,219	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	677,008	10.09%	402,682	6.00%	N/A	N/A
ServisFirst Bank	740,642	11.04%	402,663	6.00%	536,884	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	809,044	120.05%	536,909	8.00%	N/A	N/A
ServisFirst Bank	808,021	12.04%	536,884	8.00%	671,105	10.00%
Tier 1 Capital to Average Assets:
Consolidated	677,008	9.28%	291,724	4.00%	N/A	N/A
ServisFirst Bank	740,642	10.16%	291,709	4.00%	364,637	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2019, we have reserved $0.5 million for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $0.4 million as of September 30, 2019 and December 31, 2018 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)	(In Thousands)
Commitments to extend credit	$2,222,363	$1,985,801
Credit card arrangements	235,340	173,613
Standby letters of credit	54,799	40,590
	$2,512,502	$2,200,004

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2019 was $37.6 million compared to net income and net income available to common stockholders of $34.6 million, respectively, for the three months ended September 30, 2018. Net income and net income available to common stockholders for the nine months ended September 30, 2019 was $108.2 million compared to net income and net income available to common stockholders of $100.7 million for the nine months ended September 30, 2018. The increase in net income for the three months ended September 30, 2019 over the same period in 2018 was primarily attributable to a $6.1 million increase in net interest income resulting from a $1.58 billion increase in average earning assets, and a $1.1 million increase in non-interest income, led by increased mortgage banking income. The same key drivers contributed to the increase in net income for the nine months ended September 30, 2019 compared to 2018 resulting in a $18.0 million increase in net interest income on a $1.38 billion increase in average earning assets, and a $2.5 million increase in non-interest income. Credit card income led the increase in non-interest income for the nine months ended September 30, 2019 compared to 2018. Increases in non-interest expense of $2.5 million and $7.3 million and increases in income tax expense of $1.4 million and $3.8 million, respectively, for the three and nine months ended September 30, 2019 compared to 2018 partially offset increases in income. Non-interest expense for the three months ended September 30, 2019 benefitted from a $1.7 million credit we recognized as a result of the Federal Deposit Insurance Corporation’s Small Bank Credit, which was applied toward our assessment during the third quarter. This credit is discussed in more detail below under the caption “Noninterest Expense.”

Basic and diluted net income per common share were $0.70 and $0.69, respectively, for the three months ended September 30, 2019, compared to $0.65 and $0.64, respectively, for the corresponding period in 2018. Basic and diluted net income per common share were $2.02 and $2.00, respectively, for the nine months ended September 30, 2019, compared to $1.89 and $1.86, respectively, for the corresponding period in 2018. Return on average assets for the three and nine months ended September 30, 2019 was 1.67% and 1.70%, respectively, compared to 1.87% and 1.90%, respectively, for the corresponding periods in 2018. Return on average common stockholders’ equity for the three and nine months ended September 30, 2019 was 18.69% and 18.93% compared to 20.42% and 20.88%, respectively, for the corresponding periods in 2018.

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

Taxable-equivalent net interest income increased $6.1 million, or 9.1%, to $73.1 million for the three months ended September 30, 2019 compared to $67.0 million for the corresponding period in 2018, and increased $17.8 million, or 9.1%, to $212.0 million for the nine months ended September 30, 2019 compared to $194.2 million for the corresponding period in 2018.  This increase was primarily attributable to growth in average earning assets, which increased $1.58 billion, or 22.4%, from the third quarter of 2018 to the third quarter of 2019, and $1.38 billion, or 20.1%, from the nine months ended September 30, 2018 to the same period in 2019. The taxable-equivalent yield on interest-earning assets decreased to 4.65% for the three months ended September 30, 2019 from 4.74% for the corresponding period in 2018 and increased to 4.76% for the nine months ended September 30, 2019 from 4.63% for the corresponding period in 2018.  The yield on loans for the three months ended September 30, 2019 was 5.17% compared to 5.03% for the corresponding period in 2018, and 5.22% compared to 4.92% for the nine months ended September 30, 2019 and September 30, 2018, respectively.  The cost of total interest-bearing liabilities increased to 1.73% for the three months ended September 30, 2019 compared to 1.33% for the corresponding period in 2018 and increased to 1.77% for the nine months ended September 30, 2019 from 1.14% for the corresponding period in 2018.  Net interest margin for the three months ended September 30, 2019 was 3.36% compared to 3.77% for the corresponding period in 2018, and 3.45% for the nine months ended September 30, 2019 compared to 3.80% for the corresponding period in 2018.  The Federal Reserve’s Open Market Committee has dropped their targeted federal funds rate by a total of 50 basis points during the third quarter of 2019 in two separate moves of 25 basis points each.  Our management has made efforts to drop the rates we pay on interest-bearing deposit accounts as part of management’s continuing response to reductions in the federal funds rate.

The following tables show, for the three and nine months ended September 30, 2019 and September 30, 2018, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$6,927,075	$90,426	5.18%	$6,203,372	$78,702	5.03%
Tax-exempt (3)	34,195	343	3.98	30,005	298	3.94
Total loans, net of unearned income	6,961,270	90,769	5.17	6,233,377	79,000	5.03
Mortgage loans held for sale	6,482	40	2.45	3,538	37	4.15
Investment securities:
Taxable	595,405	4,367	2.93	482,571	3,276	2.72
Tax-exempt (3)	59,992	332	2.21	105,592	646	2.45
Total investment securities (4)	655,397	4,699	2.87	588,163	3,922	2.67
Federal funds sold	312,968	1,768	2.24	163,453	892	2.17
Interest-bearing balances with banks	690,973	3,912	2.25	61,867	316	2.03
Total interest-earning assets	$8,627,090	$101,188	4.65	$7,050,398	$84,167	4.74
Non-interest-earning assets:
Cash and due from banks	71,418			76,800
Net fixed assets and equipment	58,243			58,873
Allowance for loan losses, accrued interest and other assets	162,654			128,843
Total assets	$8,919,405			$7,314,914

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$900,754	$1,904	0.84%	$819,807	$1,378	0.67%
Savings deposits	57,431	87	0.60	53,835	70	0.52
Money market accounts	4,265,435	18,900	1.76	3,305,293	11,087	1.33
Time deposits	703,278	3,897	2.20	643,260	2,675	1.65
Total interest-bearing deposits	5,926,898	24,788	1.66	4,822,195	15,210	1.25
Federal funds purchased	441,526	2,557	2.30	229,016	1,204	2.09
Other borrowings	64,689	781	4.79	64,652	781	4.79
Total interest-bearing liabilities	$6,433,113	$28,126	1.73%	$5,115,863	$17,195	1.33%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,654,928			1,511,410
Other liabilities	34,070			16,333
Stockholders' equity	792,284			678,839
Accumulated other comprehensive loss	5,010			(7,531)
Total liabilities and stockholders' equity	$8,919,405			$7,314,914
Net interest income		$73,062			$66,972
Net interest spread			2.92%			3.41%
Net interest margin			3.36%			3.77%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,573 and $985 are included in interest income in the third quarter of 2019 and 2018, respectively.
(2)	Net accretion on acquired loan discounts of $22 is included in interest income in the third quarter of 2018.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains (losses) of $6,287 and $(9,590) are excluded from the yield calculation in the third quarter of 2019 and 2018, respectively.

	For the Three Months Ended September 30,
	2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,394	$2,330	$11,724
Tax-exempt	42	3	45
Total loans, net of unearned income	9,436	2,333	11,769
Mortgages held for sale	22	(19)	3
Debt securities:
Taxable	812	279	1,091
Tax-exempt	(257)	(57)	(314)
Total debt securities	555	222	777
Federal funds sold	844	32	876
Interest-bearing balances with banks	3,558	38	3,596
Total interest-earning assets	14,415	2,606	17,021

Interest-bearing liabilities:
Interest-bearing demand deposits	146	380	526
Savings	5	12	17
Money market accounts	3,712	4,101	7,813
Time deposits	268	954	1,222
Total interest-bearing deposits	4,131	5,447	9,578
Federal funds purchased	1,220	133	1,353
Other borrowed funds	-	-	-
Total interest-bearing liabilities	5,351	5,580	10,931
Increase in net interest income	$9,064	$(2,974)	$6,090

Increases in average rates paid on interest-bearing deposits in excess of increases in average yields on loans and debt securities drive unfavorable rate component change while growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2019			2018
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$6,752,945	$263,942	5.23%	$6,004,367	$221,350	4.93%
Tax-exempt (3)	32,312	934	3.85	32,180	960	3.98
Total loans, net of unearned income	6,785,257	264,876	5.22	6,036,547	222,310	4.92
Mortgage loans held for sale	4,452	116	3.48	3,668	118	4.30
Investment securities:
Taxable	560,230	12,306	2.93	464,870	9,146	2.62
Tax-exempt (3)	74,864	1,201	2.14	112,615	2,148	2.54
Total investment securities (4)	635,094	13,507	2.84	577,485	11,294	2.61
Federal funds sold	276,898	4,985	2.41	145,730	2,137	1.96
Interest-bearing balances with banks	514,527	9,269	2.41	77,073	1,032	1.79
Total interest-earning assets	$8,216,228	$292,753	4.76%	$6,840,503	$236,891	4.63%
Non-interest-earning assets:
Cash and due from banks	74,185			71,131
Net fixed assets and equipment	58,565			59,278
Allowance for loan losses, accrued interest and other assets	156,332			133,671
Total assets	$8,505,310			$7,104,583

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$917,609	$5,911	0.86%	$848,595	$3,668	0.58%
Savings deposits	55,315	236	0.57	53,984	158	0.39
Money market accounts	3,987,210	53,831	1.81	3,141,707	26,297	1.12
Time deposits	698,905	11,194	2.14	605,765	6,422	1.42
Total interest-bearing deposits	5,659,039	71,172	1.68	4,650,051	36,545	1.05
Federal funds purchased	391,471	7,233	2.47	273,543	3,754	1.83
Other borrowings	64,680	2,343	4.84	64,718	2,343	4.84
Total interest-bearing liabilities	$6,115,190	$80,748	1.77%	$4,988,312	$42,642	1.14%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,591,184			1,457,054
Other liabilities	34,866			14,696
Stockholders' equity	764,087			650,527
Accumulated other comprehensive (loss)	(17)			(6,006)
Total liabilities and stockholders' equity	$8,505,310			$7,104,583
Net interest income		$212,005			$194,249
Net interest spread			3.00%			3.49%
Net interest margin			3.45%			3.80%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,461 and $2,725 are included in interest income in 2019 and 2018, respectively.
(2)	Accretion on acquired loan discounts of $91 and $147 are included in interest income in 2019 and 2018, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $77 and $7,658 are excluded from the yield calculation in 2019 and 2018, respectively.

	For the Nine Months Ended September 30,
	2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$28,717	$13,875	$42,592
Tax-exempt	4	(30)	(26)
Total loans, net of unearned income	28,721	13,845	42,566
Mortgages held for sale	22	(24)	(2)
Debt securities:
Taxable	2,016	1,144	3,160
Tax-exempt	(643)	(304)	(947)
Total debt securities	1,373	840	2,213
Federal funds sold	2,272	576	2,848
Interest-bearing balances with banks	7,765	472	8,237
Total interest-earning assets	40,153	15,709	55,862

Interest-bearing liabilities:
Interest-bearing demand deposits	319	1,924	2,243
Savings	4	74	78
Money market accounts	8,401	19,133	27,534
Time deposits	1,104	3,668	4,772
Total interest-bearing deposits	9,828	24,799	34,627
Federal funds purchased	1,929	1,550	3,479
Other borrowed funds	(1)	1	-
Total interest-bearing liabilities	11,756	26,350	38,106
Increase in net interest income	$28,397	$(10,641)	$17,756

Increases in the average rates paid on interest-bearing deposits in excess of increases in average yields on loans and debt securities drive unfavorable rate component change while growth in loans, non-interest bearing deposits and average equity continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses was $7.0 million for the three months ended September 30, 2019, an increase of $0.4 million from $6.6 million for the three months ended September 30, 2018, and was $16.8 million for the nine months ended September 30, 2019, a $1.9 million increase compared to $14.9 million for the nine months ended September 30, 2018. Net credit charge-offs to quarter-to-date average loans increased 24 basis points to 0.49% for the third quarter of 2019 compared to 0.25% for the corresponding period in 2018 and increased 15 basis points to 0.31% for the nine months ended September 30, 2019 compared to 0.16% for the corresponding period in 2018. Nonperforming loans increased to $41.0 million, or 0.58% of total loans, at September 30, 2019 from $27.8 million, or 0.43% of total loans, at December 31, 2018, and were $14.9 million, or 0.23% of total loans, at September 30, 2018. Impaired loans increased to $51.5 million, or 0.73% of total loans, at September 30, 2019, compared to $38.6 million, or 0.59% of total loans, at December 31, 2018. The allowance for loan losses totaled $77.2 million, or 1.10% of total loans, net of unearned income, at September 30, 2019, compared to $68.6 million, or 1.05% of loans, net of unearned income, at December 31, 2018.

Noninterest Income

Noninterest income totaled $6.2 million for the three months ended September 30, 2019, an increase of $1.1 million, or 22.6%, compared to the corresponding period in 2018, and totaled $16.9 million for the nine months ended September 30, 2019, an increase of $2.5 million, or 17.4%, compared to the corresponding period in 2018. Mortgage banking income increased $544,000, or 68.9%, to $1.3 million for the three months ended September 30, 2019 compared to $789,000 for the same period in 2018, and increased $899,000, or 42.9%, to $3.0 million for the nine months ended September 30, 2019 compared to $2.1 million for the same period in 2018.  The number of loans originated for sale during the three months ended September 30, 2019 increased approximately 64% when compared to the same period in 2018.  Credit card income increased $454,000 to $1.9 million for the three months ended September 30, 2019 compared to $1.4 million for the same period in 2018 and increased $1.2 million to $5.2 million for the nine months ended September 30, 2019 compared to $4.0 million for the same period in 2018.  The amount of purchases on cards increased by approximately 35% during the third quarter of 2019 compared to the third quarter of 2018 and increased approximately 38% during the nine months ended September 30, 2019 when compared to the same period in 2018.

Noninterest Expense

Noninterest expense totaled $25.2 million for the three months ended September 30, 2019, an increase of $2.5 million, or 11.2%, compared to $22.6 million for the same period in 2018, and totaled $76.5 million for the nine months ended September 30, 2019, an increase of $7.3 million, or 10.6%, compared to $69.2 million for the same period in 2018.

Details of expenses are as follows:

●

Salary and benefit expense increased $2.4 million, or 18.6%, to $15.5 million for the three months ended September 30, 2019 from $13.1 million for the same period in 2018, and increased $4.6 million, or 11.8%, to $44.1 million for the nine months ended September 30, 2019 from $39.5 million for the same period in 2018. Total employees increased from 460 as of September 30, 2018 to 506 as of September 30, 2019, or 10%.

●

Equipment and occupancy expense increased $194,000, or 8.8%, to $2.4 million for the three months ended September 30, 2019 from $2.2 million for the corresponding period in 2018, and increased $673,000, or 10.8%, to $6.9 million from $6.3 million for the nine months ended September 30, 2019 compared to the corresponding period in 2018.

●

Professional services expense increased $34,000, or 4.0%, to $887,000 for the three months ended September 30, 2019 compared to the same period in 2018, and increased $490,000, or 19.0%, to $3.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. Increases were primarily the result of increased audit fees and compliance consulting expense.

●

We recognized a credit of $1.7 million during the third quarter of 2019 as a result of the FDIC’s Small Bank Assessment Credit. This credit is being applied toward banks’ assessments as long as the FDIC’s Deposit Insurance Fund (DIF) reserve ratio remains above 1.38%. The DIF reserve ratio reached 1.40% as of June 30, 2019. Due to the Small Bank Assessment Credit, our FDIC and other regulatory assessments reflected a credit of $296,000 for the third quarter of 2019. This compares to assessments of $675,000 for the third quarter of 2018. FDIC and other regulatory assessments decreased $1.2 million, or 39.2%, to $1.8 million for the nine months ended September 30, 2019 compared to the same period in 2018.

●

OREO expense decreased $211,000 to $78,000 for the three months ended September 30, 2019 compared to the same period in 2018, and decreased $453,000 to $312,000 for the nine months ended September 30, 2019 compared to $765,000 for the same period in 2018. In 2018, we incurred some costs to excavate raw land in our Atlanta market in preparation for sale and also wrote down the value of a commercial building in Birmingham based on a recent appraisal.

●

Other operating expenses increased $1.1 million, or 19.2%, to $6.6 million for the three months ended September 30, 2019 compared to the same period in 2018, and increased $3.1 million, or 18.4%, to $20.3 million for the nine months ended September 30, 2019 compared to the same period in 2018. Increases in data processing expenses and Federal Reserve Bank service charges contributed to this increase in other operating expenses.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2019 compared to the same periods in 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ change	% change	2019	2018	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,735	$1,595	$140	8.8%	$5,223	$4,833	$390	8.1%
Mortgage banking	1,333	789	544	68.9%	2,995	2,096	899	42.9%
Credit card income	1,868	1,414	454	32.1%	5,185	4,030	1,155	28.7%
Securities gains	34	186	(152)	NM	28	190	(162)	NM
Increase in cash surrender value life insurance	787	787	-	-%	2,327	2,350	(23)	(1.0%)
Other operating income	453	294	159	54.1%	1,172	922	250	27.1%
Total non-interest income	$6,210	$5,065	$1,145	22.6%	$16,930	$14,421	$2,509	17.4%

Non-interest expense:
Salaries and employee benefits	$15,499	$13,070	$2,429	18.6%	$44,103	$39,464	$4,639	11.8%
Equipment and occupancy expense	2,387	2,193	194	8.8%	6,933	6,260	673	10.8%
Professional services	887	853	34	4.0%	3,072	2,582	490	19.0%
FDIC and other regulatory assessments	(296)	675	(971)	(143.9%)	1,804	2,967	(1,163)	(39.2%)
OREO expense	78	289	(211)	(73.0%)	312	765	(453)	(59.2%)
Other operating expense	6,606	5,544	1,062	19.2%	20,285	17,136	3,149	18.4%
Total non-interest expense	$25,161	$22,624	$2,537	11.2%	$76,509	$69,174	$7,335	10.6%

Income Tax Expense

Income tax expense was $9.5 million for the three months ended September 30, 2019 compared to $8.1 million for the same period in 2018 and was $27.3 million for the nine months ended September 30, 2019 compared to $23.5 million for the same period in 2018. Our effective tax rate for the three and nine months ended September 30, 2019 was 20.20% and 20.16%, respectively, compared to 19.03% and 18.91% for the corresponding periods in 2018, respectively.  We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2019 of $231,000 and $1.2 million, respectively, compared to $539,000 and $2.4 million during the three and nine months ended September 30, 2018, respectively.  Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.  We invested in an additional $20.0 million of bank-owned life insurance on the last day of the third quarter of 2019.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 5% if interest rates change 100 basis points or more than 10% if interest rates change 200 basis points.  These policy limits were dropped from 10% and 15%, respectively, in early 2019 primarily in response to the Bank’s lower net interest margin. There have been no material changes to our sensitivity to changes in interest rates since December 31, 2018, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2019. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to ensure that material information relating to the Company and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: October 29, 2019	By /s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 29, 2019	By /s/ William M. Foshee
William M. Foshee
Chief Financial Officer