Form 10-K
period 2019-12-31
ServisFirst Bancshares, Inc.
filed 2020-02-25
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $.001 per share	SFBS	NASDAQ Global Select Market

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

As of June 30, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $34.26 per share of Common Stock, was $1,581,146,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2020
Common stock, $.001 par value	53,703,632

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

●	the effects of adverse changes in the economy or business conditions, either nationally or in our market areas;
●

credit risks, including the deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in our portfolio or in specific industry concentrations of our loan portfolio;

●

the effects of governmental monetary and fiscal policies and legislative, regulatory and accounting changes applicable to banks and other financial service providers, including the impact on us and our customers of the Tax Cuts and Jobs Act;

●	the effects of hazardous weather in our markets;
●	the effects of competition from other financial institutions and financial service providers;
●

our ability to keep pace with technology changes, including with respect to cyber-security and preventing breaches of our and third-party security systems involving our customers and other sensitive and confidential data;

●	our ability to attract new or retain existing deposits, or to initiate new or retain current loans;
●

the effect of any merger, acquisition or other transaction to which we or any of our subsidiaries may from time to time be a party, including our ability to successfully integrate any business that we acquire;

●	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
●	the effects of terrorism and efforts to combat it;
●	the effects of force majeure events, including war, natural disasters and other national or international crises;
●	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers;
●	the results of regulatory examinations;
●	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves; and
●	other factors that are discussed in the section titled “Risk Factors” in Item 1A.

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2015, 2016, 2017, 2018 and 2019 mean our fiscal years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

ITEM 1.	BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 20 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston, Mobile and Baldwin Counties of Alabama, Escambia and Hillsborough Counties of Florida, Cobb and Douglas Counties of Georgia, Charleston County, South Carolina and Davidson County, Tennessee, which are located in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan, Daphne-Fairhope-Foley and Mobile, Alabama, Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. We also operate loan production offices in Fort Walton and Sarasota, Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2019, we had total assets of approximately $8.9 billion, total loans of approximately $7.3 billion, total deposits of approximately $7.5 billion and total stockholders’ equity of approximately $842.7 million.

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

Certain of our subsidiaries hold and manage participations in residential mortgages and commercial real estate loans originated by our bank in Alabama, Florida, Georgia and Tennessee, respectively, and have elected to be treated as a real estate investment trust, or REIT, for U.S. income tax purposes. Each of these entities is consolidated into the Company.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 350 community banks located in 20 states throughout the United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2019, our branches averaged approximately $358.6 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 37% of our total loan portfolio as of December 31, 2019.

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

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2019, we had expanded into nine additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

●	the availability of successful, experienced bankers with strong reputations in the market; and

●	the economic attributes of the market necessary to drive quality lending opportunities coupled with deposit-related characteristics of the potential market.

Prior to entering a new market, historically we have identified and built a team of experienced, successful bankers with market-specific knowledge to lead the bank’s operations in that market, including a regional chief executive officer. Generally, we or members of our senior management team are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. We also often assemble a non-voting advisory board of directors in our markets, comprised of members representing a broad spectrum of business experience and community involvement in the market. We currently have advisory boards in each of the Huntsville, Montgomery, Dothan, Mobile, Pensacola, Nashville, Atlanta and Charleston markets.

In addition to organic expansion, we may seek to expand through targeted acquisitions.

Markets and Competition

Our primary markets are broadly defined as the MSAs of Birmingham-Hoover, Huntsville, Montgomery, Dothan, Daphne-Fairhope-Foley and Mobile, Alabama, Pensacola-Ferry Pass-Brent, Tampa-St. Petersburg-Clearwater and North Port-Sarasota-Bradenton, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2009 to 2019 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2019	2009	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$36.0	$22.3	4.91%
Madison County, Alabama	7.4	6.3	1.62%
Montgomery County, Alabama	6.9	6.5	0.60%
Houston County, Alabama	2.8	2.1	2.92%
Mobile County, Alabama	7.2	5.7	2.36%
Baldwin County, Alabama	4.5	3.2	3.47%
Escambia County, Florida	5.8	4.0	3.79%
Hillsborough County, Florida	31.0	21.2	3.87%
Sarasota County, Florida	14.8	12.6	1.62%
Cobb County, Georgia	15.6	10.5	4.04%
Douglas County, Georgia	1.7	1.5	1.26%
Charleston County, South Carolina	11.7	7.7	4.27%
Davidson County, Tennessee	36.9	18.7	7.03%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2019 (the most recent date such numbers were reported by the FDIC), as reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$3,033.1	$41,431.3	4	7.32%
Huntsville MSA	2	888.3	8,225.7	3	10.80%
Montgomery MSA	2	743.2	8,476.4	3	8.77%
Dothan MSA	2	553.7	3,413.9	1	16.22%
Mobile MSA	1	337.1	7,325.2	8	4.60%
Daphne-Fairhope-Foley MSA	1	39.8	4,554.0	19	0.71%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	393.6	7,418.7	7	5.31%
Tampa-St. Petersburg-Clearwater MSA	1	298.6	87,122.4	30	0.34%
Georgia:
Atlanta-Sandy Springs-Roswell MSA	3	486.0	177,260.7	26	0.27%
South Carolina:
Charleston-North Charleston MSA	1	201.5	14,740.3	13	1.37%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	446.0	64,106.2	18	0.70%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2019, as reported by the FDIC:

Alabama	59.9%
Florida	8.6%
Georgia	6.8%
South Carolina	13.1%
Tennessee	23.1%

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

Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of 12 to 36 months, with interest payable monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80% of residential construction loans. Speculative construction loans will be based on the borrower’s financial strength and cash flow position. Development loans are generally limited to 75% of appraised value. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. During times of economic stress, construction and development loans typically have a greater degree of risk than other loan types.

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans decreased $11.8 million to $521.4 million at December 31, 2019. Our allocation of loan loss reserve for these loans decreased $0.7 million to $2.8 million at December 31, 2019 compared to $3.5 million at the end 2018. There were no charge-offs on construction loans during 2019 and 2018. The amount of construction loans that are rated as substandard increased from $1.4 million at December 31, 2018 to $4.3 million at December 31, 2019. We received a pay-off totaling $2.3 million on construction loans rated as substandard at December 31, 2019 during January 2020. We believe that the quality of the construction portfolio overall is stable.

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

Commitments and Contingencies

As of December 31, 2019, we had commitments to extend credit beyond current amounts funded of $2.3 billion, had issued standby letters of credit in the amount of $48.4 million, and had commitments for credit card arrangements of $248.6 million.

Policy for Determining the Loan Loss Allowance

The allowance for loan losses represents our management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, our management evaluates the following factors:

●	the asset quality of individual loans;
●	changes in the national and local economy and business conditions/development, including underwriting standards, collections, and charge-off and recovery practices;
●	changes in the nature and volume of the loan portfolio;
●	changes in the experience, ability and depth of our lending staff and management;
●	changes in the trend of the volume and severity of past-due loans and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications;
●	possible deterioration in collateral segments or other portfolio concentrations;
●	historical loss experience (when available) used for pools of loans (i.e., collateral types, borrowers, purposes, etc.);
●	changes in the quality of our loan review system and the degree of oversight by our board of directors; and
●	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.

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

Our net loan losses to average total loans increased to 0.32% for the year ended December 31, 2019 from 0.20% for the year ended December 31, 2018, which was down from 0.29% for the year ended December 31, 2017. Historical performance, however, is not an indicator of future performance, and our future results could differ materially. As of December 31, 2019, we had $30.1 million of non-accrual loans. We have allocated approximately $2.8 million of our allowance for loan losses to real estate construction, acquisition and development, and lot loans, $43.7 million to commercial and industrial loans, $29.6 million to real estate mortgage loans and $0.5 million to consumer loans and have a total loan loss reserve as of December 31, 2019 of $76.6 million. The loan loss reserve methodology incorporates qualitative factors which are based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects and evaluations of internal risk controls. Our management believes, based upon historical performance, known factors, overall judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2019.

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

Employees

We had 505 employees as of December 31, 2019. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

In addition, we are subject to comprehensive supervision and periodic examination by, among other regulatory bodies, the Federal Reserve, the FDIC and the Alabama State Banking Department (the “Alabama Banking Department”). These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors.

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

●

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control more than 5% of the bank’s voting shares;

●	acquiring all or substantially all of the assets of any bank; or
●	merging or consolidating with any other bank holding company.

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

Permissible Activities Under the BHC Act

Under the BHC Act, a bank holding company is generally permitted to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

●	banking or managing or controlling banks; and
●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. An institution’s assessment rate is assigned by the FDIC on a quarterly basis and is based on a number of factors related to the risk the institution poses to the Deposit Insurance Fund. Those factors include, among other things, the institution’s capital adequacy, liquidity, loan and deposit portfolio characteristics, asset quality, earnings, and rate of growth. For the fourth quarter of 2019, the bank’s assessment rate was set at $0.01315, or $0.0526 annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposed Financing Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the $8 billion of bonds issued in the late 1980’s as part of the government rescue of the savings and loan industry. The last remaining FICO bonds matured in September 2019. The final FICO assessment was collected on the March 31, 2019 FDIC invoice and we do not expect any further FICO assessments to be made.

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

On September 30, 2018, the Deposit Insurance Fund reserve ratio reached 1.36 percent. Banks with less than $10 billion in total assets, such as ServisFirst Bank, received assessment credits for the portion of their assessments that grew the reserve ratio from 1.15% to 1.35 percent. The credit began to be applied when the reserve ratio exceeded a target 1.38 percent ratio. We recognized a credit of $1.7 million during 2019 as a result of this credit.

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

Interest Rate Limitations

Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

The bank’s loan and deposit operations are subject to a number of federal consumer protection laws and regulations, including, among others:

●	the Truth-In-Lending Act, as implemented by Regulation Z issued by the CFPB, governing, among other things, the disclosure of credit terms to consumers;
●

the Real Estate Settlement Procedures Act, as implemented by Regulation X issued by the CFPB, prescribing, among other things, requirements in connection with residential mortgage loan applications, settlements, and servicing;

●

the Home Mortgage Disclosure Act, as implemented by Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●

the Equal Credit Opportunity Act, as implemented by Regulation B issued by the CFPB, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status, age, or certain other prohibited factors in all aspects of credit transactions, imposing certain requirements regarding credit applications, and prescribing certain disclosure obligations;

●

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

●	the Fair Debt Collection Practices Act, as implemented in part by Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by debt collectors;
●	the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;
●

the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

the Electronic Funds Transfer Act, as implemented by Regulation E issued by the CFPB, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	the Truth in Savings Act, as implemented by Regulation DD issued by the CFPB, governing, among other things, the disclosure of deposit terms to consumers

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

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

●	4.5% based upon CET1;
●	6.0% based upon tier 1 capital; and
●	8.0% based upon total regulatory capital.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2019, the bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $339.0 million in dividends as of December 31, 2019, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

Anti-Terrorism and Money Laundering Legislation

Our bank is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies, or foreign governments sanctioned by the United States. These include the USA Patriot Act, the Bank Secrecy Act, the Money Laundering Control Act, and the requirements of the United States Treasury Department’s Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account or other relationships, including obligations of a depository institution to verify customer identity, conduct customer due diligence, report on suspicious activity file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. They also prohibit us from engaging in transactions with certain designated restricted countries and persons. We are required by our regulators to maintain policies and procedures to comply with the foregoing restrictions.

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

●

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

●

The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan.

●

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

●

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

Thomas A. Broughton, III (64) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (63) – Mr. Pouncey has served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Prior to joining the Company, Mr. Pouncey was employed by SouthTrust Bank (subsequently, Wachovia Bank and now Wells Fargo Bank) at its corporate headquarters in Birmingham, in various capacities from 1978 to 2006, most recently as the Senior Vice President and Regional Manager of Real Estate Financial Services. During his employment with SouthTrust, Mr. Pouncey oversaw various operational and production functions in its nine-state footprint of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia, and while employed by Wachovia, Mr. Pouncey oversaw various operational and production functions in Alabama, Arizona, Tennessee and Texas.

William M. Foshee (65) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in Decatur, Alabama, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (62) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Henry Abbott (39) – Mr. Abbott has served as Senior Vice President and Chief Credit Officer for us and the bank since April 2018. From 2013 to 2018, he served as Senior Vice President and Chief Credit Officer for our Correspondent Banking Division. Prior to joining us, Mr. Abbott was employed at BB&T from 2004 to 2013 in various senior lending and credit administration roles.

A brief description of the background of each of our regional chief executive officers is set forth below.

J. Harold Clemmer (51) – Mr. Clemmer has served as Executive Vice President and Atlanta President and Chief Executive Officer of the Bank since March, 2018. Prior to joining the Company, Mr. Clemmer held several leadership positions with Fifth Third Bank including Regional President of Tennessee and Regional President of Georgia. Mr. Clemmer has over 25 years of commercial banking experience.

G. Carlton Barker (71) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

Gregory W. Bryant (56) – Mr. Bryant has served as Executive Vice President and Tampa Bay Area President and Chief Executive Officer of the Bank since January 2016. Previously, Mr. Bryant was the President and CEO of Bay Cities Bank in Tampa, Florida from 2000 until its sale to Centennial Bank in October 2015. While at Bay Cities, Mr. Bryant was a member of the bank’s loan committee, compensation committee, audit committee, and ALCO committee. Mr. Bryant also served as the President of Florida Business BancGroup, the parent company of Bay Cities Bank. From 2005 to 2015, Mr. Bryant served as a Director of the Independent Banker’s Bank (Lake Mary, FL), a correspondent bank serving over 100 banks in Florida and South Georgia. While at IBB, Mr. Bryant served on the loan and executive committees. Prior to Bay Cities Bank, Mr. Bryant worked in various management capacities with GE Capital and SouthTrust Bank. Mr. Bryant served as Chair of the Florida Banker’s Association in 2012, and is active in the CEO Council of Tampa Bay and the Greater Tampa Chamber of Commerce.

Andrew N. Kattos (50) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos also serves on the Advisory Board for the Junior League as a Board Member and Finance Committee Member for the Huntsville Hospital Foundation, a member of the University of Alabama in Huntsville College of Business Executive Advisory Board, and a board member for the National Children’s Advocacy Center.

William Bibb Lamar, Jr. (75) – Mr. Lamar has served as the Mobile Regional Chief Executive Officer of the bank since March 2013. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from the University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 16 years and was formerly President of the Alabama Bankers Association.

Rex D. McKinney (57) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Past President of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation, Vice President of the Pensacola Country Club Board of Directors and also a Board Member of the Florida Bankers Association.

B. Harrison Morris, III (43) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Thomas G. Trouche (55) – Mr. Trouche has served as Executive Vice President and Charleston President and Chief Executive Officer of the Bank since December 2014. Prior to joining the Company, Mr. Trouche served in various roles with First Citizens Bank for over 13 years, most recently as their Coastal Division Executive. Mr. Trouche currently serves on the Board of Directors for the American Red Cross, and previously served as Chairman of the Board for Mason Preparatory School in Charleston.

Bradford A. Vieira (44) – Mr. Vieira has served as Executive Vice President and Nashville President and Chief Executive Officer of the Bank since June 2017 and as Senior Vice President and Nashville President since 2013 until his promotion to Nashville CEO. Mr. Vieira began his career in banking with SouthTrust Bank and held several positions in lending and credit. He also was with Fifth Third Bank as a commercial middle market sales manager. Mr. Vieira has been named Power Leader in Finance by the Nashville Business Journal. Under his leadership, ServisFirst Bank was also named a Best Place to work by the Nashville Business Journal for 2016 through 2018. Mr. Vieira was personally named a Nashville Business Journal “Power Leader” in conjunction with the Bank award during the same three years.

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

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our or the bank’s executive officers, other key personnel, or directors leaves us or the bank, our operations may be adversely affected. In particular, we believe that our named executive officers and our regional chief executive officers are extremely important to our success and the success of our bank. If any of them leaves for any reason, our results of operations could suffer in such markets. With the exception of the key officers in charge of our Atlanta, Huntsville and Montgomery banking offices, and our Chief Operating Officer and Chief Financial Officer, we do not have employment agreements or non-competition agreements with any of our executive officers, including our named executive officers. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success. Any material changes in the composition of our board of directors or the respective advisory boards of the bank could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to expand successfully into new markets.

We have opened new offices and operations in five primary markets (Mobile, Alabama, Atlanta, Georgia, Nashville, Tennessee, Charleston, South Carolina and Tampa Bay, Florida) in the past five years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

As of December 31, 2019, 54.8% of our loan portfolio was composed of commercial and consumer real estate loans, of which 56.1% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2019, our 10 largest borrowing relationships totaled $405.8 million in commitments (including unfunded commitments), or approximately 6% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms, the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. We believe our allowance for loan losses is adequate. Our allowance for loan losses as of December 31, 2019 was $76.6 million, or 1.05% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for loan losses and be required to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for loan losses and could require us to materially increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the adoption of ASU 2016-13, as amended, on January 1, 2020 will impact our methodology for estimating the allowance for loan losses. See Note 1 – Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loan relationships in excess of $5.0 million and every loan internally risk-grade as special mention or below are reviewed by our centralized credit administration department in Birmingham, Alabama. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past five years, including:

●	the sale of $34,750,000 in 5% subordinated notes due July 15, 2025 to accredited investor purchasers in July 2015; and
●

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

●	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
●	the scope, relevance and pricing of products and services that we offer;
●	customer satisfaction with our products and services;
●	industry and general economic trends; and
●	our ability to keep pace with technological advances and to invest in new technology.

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

Information security risks for financial institutions have increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity, and the increasing frequency, of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to continue to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network is vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, human error or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, have been and will continue to be the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we continue to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information would present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

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

Our recent results may not be indicative of our future results and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth and may not be able to further expand our business. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. We have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend to primarily small to medium-sized businesses, which may expose us to greater lending risks than those faced by other banks that lend to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2019, we held $8.2 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2019, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 84% of the bank’s liabilities as of December 31, 2019 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 81% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2019, the fair value of our investment securities portfolio was approximately $759.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The replacement of LIBOR as an interest rate index could adversely affect our business and results of operations.

At December 31, 2019, approximately 14% of our loan portfolio is indexed to the London Interbank Offered Rate (LIBOR) to calculate interest on the loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to cease persuading or compelling banks to submit LIBOR rates after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and may cause the LIBOR benchmark to perform differently than it has in the past. Financial institutions, including our bank, must begin to transition credit and other arrangements which currently utilize LIBOR as an interest rate index to new indices for interest rates. As of the beginning of 2020, we are not entering into any new commercial loans, or renewing existing loans, utilizing the LIBOR benchmark for interest rates, and maturing commercial loans are being revised to use one of several different substitute indices, chiefly Ameribor®, as well as Wall Street Journal Prime or ServisFirst Prime. Our consumer mortgage portfolio is transitioning to the use of the Secured Overnight Finance Rate (SOFR) in order to ensure marketability of these mortgages. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our customers may result in the incurrence of additional expense as part of the transition and may result in disputes with customers over the appropriate substitute index or indices, which could adversely affect our business and results of operations.

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

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
●	changes in economic or business conditions;
●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
●

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

●	operating and stock price performance of companies that investors deemed comparable to us;
●	future issuances of our common stock or other securities;
●	additions to or departures of key personnel;
●	proposed or adopted changes in laws, regulations or policies affecting us;
●	perceptions in the marketplace regarding our competitors and/or us;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
●	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2019, our bank could pay approximately $339.0 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of their investment in our common stock.

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

Certain provisions of our certificate of incorporation, as amended (or our “charter”), and bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

●	provide that special meetings of stockholders may be called at any time by the Chairman of our board of directors, by the President or by order of the board of directors;
●

enable our board of directors to issue preferred stock up to the authorized amount, with such preferences, limitations and relative rights, including voting rights, as may be determined from time to time by the board;

●

enable our board of directors to increase the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at the meeting;

●	enable our board of directors to amend our bylaws without stockholder approval; and
●

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2019, we operated through 20 banking offices and 2 loan production offices. Our Woodcrest Place office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, MSA, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
2500 Woodcrest Place (1)	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive (1)	Montgomery	36117	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
2 North Royal Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
Total		2 Offices
Daphne-Fairhope-Foley:
561 Fairhope Ave. Suite 101 (1)	Fairhope	36532	Leased	9/29/2017
Total		1 Office

Total Offices in Alabama		12 Offices

Florida:
Pensacola-Ferry Pass-Brent:
219 East Garden Street Suite 100 (1)	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
1500 Freedom Self Storage Road, Suite 12 (2)	Ft. Walton Bch.	32547	Leased	8/1/2018
Total		3 Offices

Tampa-St. Petersburg-Clearwater:
4221 West Boy Scout Blvd. (1)	Tampa	33607	Leased	1/4/2016
Total		1 Office

North Port-Sarasota-Bradenton:
240 South Pineapple Ave. (2)	Sarasota	34236	Leased	8/1/2019
Total		1 Office

Total Offices in Florida		5 Offices

Georgia:
Atlanta-Sandy Springs-Roswell
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
2454 Kennesaw Due West Road	Kennesaw	30152	Owned	12/12/2011
Total Offices in Georgia		3 Offices

South Carolina:
Charleston-North Charleston
701 East Bay Street Suite 503 (1)	Charleston	29403	Leased	4/20/2015
Total Offices in South Carolina		1 Office

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013
Total Offices in Tennessee		1 Office

Total Offices		22 Offices

(1) Offices relocated to this address. Original offices opened on date indicated.
(2) Property serves as a loan production office.

ITEM 3.	LEGAL PROCEEDINGS.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 21, 2020, there were 537 holders of record of our common stock. As of the close of business on February 21, 2020, the price of our common stock was $40.17 per share. All share and per share data in this Annual Report on Form 10-K is adjusted to reflect our two-for-one stock split in the form of a stock dividend effective on December 20, 2016 for stockholders of record on December 5, 2016.

Dividends

On October 21, 2019, our board of directors increased our quarterly cash dividend from $0.15 per share to $0.175 per share. Subject to the board of directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2019 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2019.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2019 relating to stock options granted under our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any. All awards under our 2005 Amended and Restated Stock Incentive Plan have vested, have been exercised or have been forfeited as of December 31, 2019, and no further awards shall be made under the 2005 Plan.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	965,248	$15.19	3,202,060
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	965,248	$15.19	3,202,060

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios,” “Performance Data-adjusted for non-recurring items,” “Asset Quality Ratios,” “Liquidity Ratios,” “Capital Adequacy Ratios” and “Growth Ratios,” the selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$8,947,653	$8,007,382	$7,082,384	$6,370,448	$5,095,509
Total Loans	7,261,451	6,533,499	5,851,261	4,911,770	4,216,375
Loans, net	7,184,867	6,464,899	5,791,855	4,859,877	4,172,956
Securities available for sale	759,399	590,184	538,080	422,375	342,938
Securities held to maturity	250	-	250	62,564	27,426
Cash and due from banks	78,618	97,516	86,213	56,855	46,614
Interest-bearing balances with banks	451,509	360,534	151,849	566,707	270,836
Federal funds sold	100,473	223,845	239,524	160,435	34,785
Mortgage loans held for sale	6,312	120	4,459	4,675	8,249
Premises and equipment, net	56,496	57,822	58,900	40,314	19,434
Deposits	7,530,433	6,915,708	6,091,674	5,420,311	4,223,888
Federal funds purchased	470,749	288,725	301,797	355,944	352,360
Other borrowings	64,703	64,666	64,832	55,262	55,637
Other liabilities	39,086	23,080	16,477	16,042	14,477
Stockholders' Equity	842,682	715,203	607,604	522,889	449,147
Selected Income Statement Data:
Interest income	$390,803	$326,627	$262,756	$212,902	$179,975
Interest expense	103,158	63,948	35,333	25,805	17,704
Net interest income	287,645	262,679	227,423	187,097	162,271
Provision for loan losses	22,638	21,402	23,225	13,398	12,847
Net interest income after provision
for loan losses	265,007	241,277	204,198	173,699	149,424
Noninterest income	23,982	19,440	17,361	17,007	12,732
Noninterest expense	102,128	91,875	84,209	79,888	73,151
Income before income taxes	186,861	168,842	137,350	110,818	89,005

Income tax expense	37,618	31,902	44,258	29,339	25,465
Net income	149,243	136,940	93,092	81,479	63,540
Net income available to common stockholders	149,180	136,877	93,030	81,432	63,260
Per Common Share Data:
Net income, basic	$2.79	$2.57	$1.76	$1.55	$1.23
Net income, diluted	2.76	2.53	1.72	1.52	1.20
Book value	15.71	13.40	11.47	9.93	8.65
Weighted average shares outstanding:
Basic	53,530,766	53,172,695	52,887,359	52,450,896	51,426,466
Diluted	54,103,074	54,169,879	54,123,957	53,608,372	52,885,108
Actual shares outstanding	53,623,740	53,375,195	52,992,586	52,636,896	51,945,396
Selected Performance Ratios:
Return on average assets	1.73%	1.88%	1.43%	1.42%	1.38%
Return on average stockholders' equity	19.16%	20.96%	16.38%	16.64%	14.56%
Dividend payout ratio	21.76%	15.04%	11.64%	10.53%	10.04%
Net interest margin (1)	3.46%	3.75%	3.68%	3.42%	3.75%
Efficiency ratio (2)	32.77%	32.57%	34.40%	39.14%	41.80%
Adjusted Performance Data (3)
Adjusted net income available to common stockholders	$147,932	$136,877	$96,304	$81,432	$65,027
Adjusted earnings per share, basic	2.76	2.57	1.82	1.55	1.27
Adjusted earnings per share, diluted	2.73	2.53	1.78	1.52	1.23
Adjusted return on average assets	1.71%	1.88%	1.48%	1.42%	1.42%
Adjusted return on average stockholder's equity	19.00%	20.96%	16.96%	16.64%	14.96%
Adjusted return on average common stockholders' equity	18.99%	20.95%	16.95%	16.63%	15.73%
Adjusted efficiency ratio	33.31%	32.57%	34.26%	39.14%	40.32%
Asset Quality Ratios:
Net charge-offs to average
loans outstanding	0.32%	0.20%	0.29%	0.11%	0.13%
Non-performing loans to total loans	0.50%	0.43%	0.19%	0.34%	0.18%
Non-performing assets to total assets	0.50%	0.41%	0.26%	0.34%	0.26%
Allowance for loan losses to total
gross loans	1.05%	1.05%	1.02%	1.06%	1.03%
Allowance for loan losses to total
non-performing loans	212.07%	247.03%	548.79%	307.30%	559.02%
Liquidity Ratios:
Net loans to total deposits	95.41%	93.48%	95.08%	89.66%	98.79%
Net average loans to average
earning assets	81.48%	86.55%	84.93%	80.44%	86.24%
Noninterest-bearing deposits to
total deposits	23.24%	22.52%	23.64%	23.64%	24.94%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	9.42%	8.93%	8.58%	8.21%	8.81%
CET1 capital (4)	10.50%	10.12%	9.51%	9.78	9.72%
Tier 1 capital (5)	10.50%	10.13%	9.52%	9.78%	9.73%
Total capital (6)	12.31%	12.05%	11.52%	11.84%	11.95%
Leverage ratio (7)	9.13%	9.07%	8.51%	8.22%	8.55%
Growth Ratios:
Percentage change in net income	8.98%	47.10%	14.25%	28.23%	21.31%
Percentage change in diluted net
income per share	9.12%	46.91%	13.16%	26.67%	14.35%
Percentage change in assets	11.74%	13.06%	11.18%	25.02%	24.32%
Percentage change in net loans	11.14%	11.62%	19.18%	16.46%	25.53%
Percentage change in deposits	8.89%	13.53%	12.39%	28.32%	24.30%
Percentage change in stockholders' equity	17.82%	17.71%	16.20%	16.41%	10.30%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) Adjusted performance data are non-GAAP measures which exclude the impact of a $1.7 million credit for FDIC and other regulatory assessments as a result of the FDIC’s Small Bank Assessment Credit during 2019,  expenses attributable to our net deferred tax asset revaluation due to lower corporate income tax rates provided by the Tax Cuts and Jobs Act passed into law in December 2017 and lease termination and moving expenses associated with our move to our new headquarters building during 2017, and expenses related to our acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the Bank and an initial funding of reserves for unfunded loan commitments consistent with guidance provided in the Federal Reserve Bank's Interagency Policy Statement SR 06-17 during 2015.  For a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."  None of the other periods included in our selected consolidated financial information are affected by such adjustments.

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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

We recorded a $1.7 million credit to our FDIC and other regulatory assessments expense in 2019 as a result of the FDIC’s Small Bank Assessment Credit.  We recorded $3.1 million of additional tax expense as a result of revaluing our net deferred tax assets at December 31, 2017 due to lower corporate income tax rates provided by the Tax Cuts and Jobs Act passed into law in December 2017.  The revaluation adjustment of our net deferred tax asset position was impacted by a number of factors, including increased loan charge-offs in the fourth quarter of 2017, increases in deferred tax liabilities relating to depreciation expense on our new headquarters building, and dividends from our captive real estate investment trusts.  In 2017 we also recorded expenses of $347,000 related to terminating the lease agreement on our previous headquarters building in Birmingham, Alabama and expenses of moving into our new headquarters building.  We recorded expenses of $2.1 million in 2015 related to the acquisition of Metro Bancshares, Inc. and the merger of Metro Bank with and into the bank, and recorded an expense of $500,000 resulting from the initial funding of reserves for unfunded loan commitments, consistent with guidance provided in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

The table below presents computations of earnings and certain other financial measures which exclude the significant adjustments discussed above.  These non-GAAP financial measures include “adjusted net income available to common stockholders,” “adjusted earnings per share, basic,” “adjusted earnings per share, diluted,” “adjusted return on average assets,” “adjusted return on average stockholders’ equity,” “adjusted return on average common stockholders’ equity” and “adjusted efficiency ratio.”  Adjusted earnings per share, basic is adjusted net income available to common stockholders divided by weighted average shares outstanding.  Adjusted earnings per share, diluted is adjusted net income available to common stockholders divided by weighted average diluted shares outstanding.  Adjusted return on average assets is adjusted net income divided by average total assets.  Adjusted return of average stockholders’ equity is adjusted net income divided by average total stockholders’ equity.  Adjusted return of average common stockholders’ equity is adjusted net income divided by average common stockholders’ equity.  The adjusted efficiency ratio is adjusted non-interest expense divided by the sum of adjusted net interest income and adjusted non-interest income.

Our management and board use these non-GAAP measures for reporting financial performance to internal users for management purposes and externally as part of presentations to investors.  We believe these non-GAAP financial measures provide useful information to management, our board and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have inherent limitations, are not audited and are not required to be uniformly applied.

The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures for the years ended December 31, 2019, 2017 and 2015.  All amounts are in thousands, except share and per share data.

	2019	2017	2015
Provision for income taxes - GAAP	$37,618	$44,258	$25,465
Adjustments:
Tax (benefit) of adjustments (1)	421	(132)	829
Adjusted income tax expense - non-GAAP	$38,039	$44,126	$26,294
Net income available to common stockholders - GAAP	$149,180	$93,030	$63,260
Adjustments:
Adjustment for merger expenses			2,096
Adjustment for reserve for unfunded loan commitments			500
Adjustment for revaluing net deferred tax assets		3,059
Adjustment for lease termination and moving expenses		347
Adjustment for FDIC assessment credit	(1,669)
Tax (benefit) of adjustments (1)	421	(132)	829
Adjusted net income available to common stockholders
- non-GAAP	$147,932	$96,304	$65,027
Earnings per share, basic - GAAP	$2.79	$1.76	$1.23
Weighted average shares outstanding, basic	53,530,766	52,887,359	51,426,466
Adjusted earnings per share, basic - non-GAAP	$2.76	$1.82	$1.27
Earnings per share, diluted - GAAP	$2.76	$1.72	$1.20
Weighted average shares outstanding, diluted	54,103,074	54,123,957	52,885,108
Adjusted earnings per share, diluted - non-GAAP	$2.73	$1.78	$1.23
Return on average assets - GAAP	1.73%	1.43%	1.38%
Net income - GAAP	$149,243	$93,092	$63,540
Adjustments:
Adjustment for merger expenses			2,096
Adjustment for reserve for unfunded loan commitments			500
Adjustment for revaluing net deferred tax assets		3,059
Adjustment for lease termination and moving expenses		347
Adjustment for FDIC assessment credit	(1,669)
Tax (benefit) of adjustments (1)	421	(132)	829
Adjusted net income - non-GAAP	$147,995	$96,366	$65,307
Average assets	$8,638,604	$6,495,067	$4,591,861
Adjusted return on average assets - non-GAAP	1.71%	1.48%	1.42%
Return on average stockholders' equity - GAAP	19.16%	16.38%	15.30%
Average stockholders' equity	$779,071	$568,228	$436,544
Adjusted return on average stockholders' equity -
non-GAAP	19.00%	16.96%	14.96%
Return on average common stockholders' equity	19.15%	16.37%	15.30%
Average common stockholders' equity	$779,071	$568,228	$413,445
Adjusted return on average common stockholders' equity
- non-GAAP	18.99%	16.95%	15.73%
Efficiency ratio - GAAP	32.77%	34.40%	41.80%
Non-interest expense - GAAP	$102,128	$84,209	$73,151
Adjustments:
Adjustment for merger expenses			2,096
Adjustment for reserve for unfunded loan commitments			500
Adjustment for lease termination and moving expenses		347
Adjustment for FDIC assessment credit	1,669
Adjusted non-interest expense - non-GAAP	$103,797	$83,862	$70,555
Net interest income	287,645	227,423	162,271
Non-interest income	23,982	17,361	12,732
Total net interest income and non-interest income	$311,627	$244,784	$175,003
Adjusted efficiency ratio - non-GAAP	33.31%	34.26%	40.32%

(1) Corporate tax rates used were 21% for 2019 and 35% for 2015 and 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 20 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile, Baldwin and Houston Counties in Alabama, Escambia and Hillsborough Counties in Florida, Cobb and Douglas Counties in Georgia, Charleston County in South Carolina and Davidson County in Tennessee. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Dothan. Daphne-Fairhope-Foley and Mobile, Alabama MSAs, the Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida MSAs, the Atlanta-Sandy Springs-Roswell, Georgia MSA, the Charleston-North Charleston, South Carolina MSA and the Nashville-Davidson-Murfreesboro-Franklin, Tennessee MSA. We also operate 2 loan production offices, one in Fort Walton, Florida and one in Sarasota, Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Allowance for Loan Losses

The allowance for loan losses, sometimes referred to as the “ALLL,” is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased. Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At December 31, 2019, total loans rated Special Mention, Substandard, and Doubtful were $123.7 million, or 1.7% of total loans, compared to $139.0 million, or 2.1% of total loans, at December 31, 2018. Impaired loans are reviewed specifically and separately under FASB ASC 310-30-35, Subsequent Measurement of Impaired Loans, to determine the appropriate reserve allocation. Our management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

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

Results of Operations

Net Income Available to Common Stockholders

Net income available to common stockholders was $149.2 million for the year ended December 31, 2019, compared to $136.9 million for the year ended December 31, 2018. This increase in net income is primarily attributable to an increase in net interest income, which increased $24.9 million, or 9.5%, to $287.6 million in 2019 from $262.7 million in 2018. Noninterest income increased $4.5 million, or 23.4%, to $24.0 million in 2019 from $19.5 million in 2018. Noninterest expense increased by $10.2 million, or 11.2%, to $102.1 million in 2019 from $91.9 million in 2018. Basic and diluted net income per common share were $2.79 and $2.76, respectively, for the year ended December 31, 2019, compared to $2.57 and $2.53, respectively, for the year ended December 31, 2018. Return on average assets was 1.73% in 2019, compared to 1.88% in 2018, and return on average stockholders’ equity was 19.16% in 2019, compared to 20.96% in 2018.

Net income available to common stockholders was $136.9 million for the year ended December 31, 2018, compared to $93.0 million for the year ended December 31, 2017. This increase in net income is primarily attributable to an increase in net interest income, which increased $35.3 million, or 15.5%, to $262.7 million in 2018 from $227.4 million in 2017 and a decrease in income tax expense, which decreased from $44.3 million in 2017 to $31.9 million in 2018 due to lower corporate income tax rates resulting from the passage of the Tax Cut and Jobs Act in December 2017. Noninterest income increased $2.5 million, or 13.1%, to $21.5 million in 2018 from $19.0 million in 2017. Noninterest expense increased by $8.1 million, or 9.4%, to $94.0 million in 2018 from $85.9 million in 2017. Basic and diluted net income per common share were $2.57 and $2.53, respectively, for the year ended December 31, 2018, compared to $1.76 and $1.72, respectively, for the year ended December 31, 2017. Return on average assets was 1.88% in 2018, compared to 1.43% in 2017, and return on average stockholders’ equity was 20.96% in 2018, compared to 16.38% in 2017.

The following table presents some ratios of our results of operations for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017
Return on average assets	1.73%	1.88%	1.43%
Return on average stockholders' equity	19.16%	20.96%	16.38%
Dividend payout ratio	21.76%	15.04%	11.64%
Average stockholders' equity to average total assets	9.02%	8.98%	8.75%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2019 compared to 2018, and for the years ended December 31, 2018 compared to 2017, respectively.

	Year Ended December 31,
	2019	2018	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$390,803	$326,627	19.65%
Interest expense	103,158	63,948	61.32%
Net interest income	287,645	262,679	9.50%
Provision for loan losses	22,638	21,402	5.78%
Net interest income after
provision for loan losses	265,007	241,277	9.84%
Noninterest income	23,982	19,440	23.36%
Noninterest expense	102,128	91,875	11.16%
Income before income taxes	186,861	168,842	10.67%
Income taxes	37,618	31,902	17.92%
Net income	149,243	136,940	8.98%
Dividends on preferred stock	63	63	-%
Net income available to
common stockholders	$149,180	$136,877	8.99%

	Year Ended December 31,
	2018	2017	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$326,627	$262,756	24.31%
Interest expense	63,948	35,333	80.99%
Net interest income	262,679	227,423	15.50%
Provision for loan losses	21,402	23,225	(7.85)%
Net interest income after
provision for loan losses	241,277	204,198	18.16%
Noninterest income	19,440	17,361	11.98%
Noninterest expense	91,875	84,209	9.10%
Income before income taxes	168,842	137,350	22.93%
Income taxes	31,902	44,258	(27.92)%
Net income	136,940	93,092	47.10%
Dividends on preferred stock	63	62	1.61%
Net income available to
common stockholders	$136,877	$93,030	47.13%

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

Net interest income increased $25.0 million, 9.5%, to $287.6 million for the year ended December 31, 2019 from $262.7 million for the year ended December 31, 2018. Total interest income increased $64.2 million, or 19.7%, to $390.8 million from $326.6 million year-over-year, while total interest expense increased $39.2 million, or 61.3%, to $103.2 million from $63.9 million year-over-year. Average earning assets increased $1.32 billion, or 18.8%, to $8.33 billion in 2019 from $7.01 billion in 2018. All of our regional markets grew loans during 2019.

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

The following table shows, for the years ended December 31, 2019, 2018 and 2017, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Year Ended December 31,
(In thousands, except Average Yields and Rates)

	2019			2018			2017
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income:
Taxable	$6,831,998	$352,996	5.17%	$6,104,879	$304,156	4.98%	$5,316,452	$245,296	4.61%
Tax-exempt (3)	33,131	1,338	4.04	31,544	1,207	3.83	34,726	1,719	4.95
Total loans, net of unearned income(1)(2)	6,865,129	354,334	5.16	6,136,423	305,363	4.98	5,351,178	247,015	4.62
Mortgage loans held for sale	4,970	156	3.14	3,591	146	4.07	5,663	213	3.76
Debt securities:
Taxable	588,082	17,008	2.89	473,259	12,654	2.67	387,542	9,117	2.35
Tax-exempt (3)	68,805	1,563	2.27	108,938	2,723	2.50	131,450	4,420	3.36
Total debt securities (4)	656,887	18,571	2.83	582,197	15,377	2.64	518,992	13,537	2.61
Federal funds sold	267,327	6,038	2.26	141,518	3,103	2.19	146,688	1,693	1.15
Interest-bearing balances with banks	536,765	12,020	2.24	148,907	3,094	2.08	208,382	2,316	1.11
Total interest-earning assets	$8,331,078	$391,119	4.69%	$7,012,636	$327,083	4.66%	$6,230,903	$264,774	4.25%
Non-interest-earning assets:
Cash and due from banks	73,226			72,875			66,677
Net premises and equipment	58,419			59,087			51,693
Allowance for loan losses,
accrued interest and
other assets	175,881			131,486			145,794
Total assets	$8,638,604			$7,276,084			$6,495,067

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$928,611	$7,585	0.82%	$863,673	$5,365	0.62%	$817,496	$3,389	0.41%
Savings	57,078	320	0.56	53,596	229	0.43	49,151	153	0.31
Money market	4,038,143	67,998	1.68	3,241,474	40,162	1.24	2,776,363	19,326	0.70
Time deposits (5)	702,245	15,055	2.14	626,332	9,746	1.56	547,435	5,963	1.09
Total interest-bearing deposits	5,726,077	90,958	1.59	4,785,075	55,502	1.16	4,190,445	28,831	0.69
Federal funds purchased	398,679	9,076	2.28	270,917	5,322	1.96	312,213	3,588	1.15
Other borrowings	64,684	3,124	4.83	64,705	3,124	4.83	56,568	2,914	5.15
Total interest-bearing liabilities	$6,189,440	$103,158	1.67%	$5,120,697	$63,948	1.25%	$4,559,226	$35,333	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing
checking	1,632,385			1,480,827			1,351,112
Other liabilities	37,708			21,170			16,501
Stockholders' equity	777,757			660,304			567,741
Unrealized gains on securities	1,314			(6,914)			487
Total liabilities and
stockholders' equity	$8,638,604			$7,276,084			$6,495,067

Net interest income		$287,961			$263,135			$229,441
Net interest spread			3.02%			3.41%			3.48%
Net interest margin			3.46%			3.75%			3.68%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $4,744, $3,733 and $3,259 are included in interest income in 2019, 2018 and 2017, respectively.
(2)	Accretion on acquired loan discounts of $90, 163 and $464 are included in interest income in 2019, 2018 and 2017, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21% for 2019 and 2018, and 35% for 2017.
(4)	Unrealized gains (losses) of $1,607, $(8,808) and $755 are excluded from the yield calculation in 2019, 2018 and 2017, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2018 Compared to 2017 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$37,250	$11,590	$48,840	$38,265	$20,595	$58,860
Tax-exempt	62	69	131	(148)	(364)	(512)
Total loans, net of unearned income	37,312	11,659	48,971	38,117	20,231	58,348
Mortgage loans held for sale	48	(38)	10	(83)	16	(67)
Debt securities:
Taxable	3,258	1,096	4,354	2,187	1,350	3,537
Tax-exempt	(930)	(230)	(1,160)	(679)	(1,018)	(1,697)
Total debt securities	2,328	866	3,194	1,508	332	1,840
Federal funds sold	2,839	96	2,935	(62)	1,472	1,410
Interest-bearing balances
with banks	8,667	259	8,926	(791)	1,569	778
Total interest-earning assets	51,194	12,842	64,036	38,689	23,620	62,309

Interest-bearing liabilities:
Interest-bearing demand deposits	427	1,793	2,220	201	1,775	1,976
Savings	16	75	91	15	61	76
Money market	11,311	16,525	27,836	3,685	17,151	20,836
Time deposits	1,289	4,020	5,309	952	2,831	3,783
Total interest-bearing deposits	13,043	22,413	35,456	4,853	21,818	26,671
Federal funds purchased	2,809	945	3,754	(528)	2,262	1,734
Other borrowed funds	(1)	1	-	401	(191)	210
Total interest-bearing liabilities	15,851	23,359	39,210	4,726	23,889	28,615
Increase (decrease) in net interest income	$35,343	$(10,517)	$24,826	$33,963	$(269)	$33,694

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

From 2018 to 2019, growth in loans was the primary driver of our volume component change and overall favorable change. The rate component was unfavorable as average rates paid on interest-bearing liabilities increased 42 basis points while yields on average earning assets increased 3 basis points. Increased rates paid on deposits were primarily the result of increases in rates by the Federal Reserve Bank during 2018. Our average rates paid on interest-bearing deposits have come back down since the Federal Reserve started lowering rates during the second half of 2019. Growth in non-interest-bearing deposits and equity also contributed to the improvement in net interest margin in 2019.

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

Our net interest spread and net interest margin were 3.02% and 3.46%, respectively, for the year ended December 31, 2019, compared to 3.41% and 3.75%, respectively, for the year ended December 31, 2018. The decrease in net interest spread and net interest margin in 2019 was due increases in deposit rates we paid resulting from increases in market interest rates during 2018. Our average interest-earning assets for the year ended December 31, 2019 increased $1.32 billion, or 18.8%, to $8.33 billion from $7.01 billion for the year ended December 31, 2018. This increase in our average interest-earning assets was due to continued core growth in our markets and increased loan production. Our average interest-bearing liabilities increased $1.07 billion, or 20.9%, to $6.19 billion for the year ended December 31, 2019 from $5.12 billion for the year ended December 31, 2018. All but one of our markets had an increase in total deposits during 2019. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased from 136.9% for the year ended December 31, 2018 to 134.6% for the year ended December 31, 2019, as average noninterest-bearing deposits and stockholders’ equity grew by a combined $277.2 million, or 13.0%, from 2018 to 2019.

Our average interest-earning assets produced a taxable equivalent yield of 4.69% for the year ended December 31, 2019, compared to 4.66% for the year ended December 31, 2018. The average rate paid on interest-bearing liabilities was 1.67% for the year ended December 31, 2019, compared to 1.25% for the year ended December 31, 2018.

Our net interest spread and net interest margin were 3.41% and 3.75%, respectively, for the year ended December 31, 2018, compared to 3.48% and 3.68%, respectively, for the year ended December 31, 2017. The decrease in net interest spread was the result of a 48 basis point increase in the rate paid on total average interest-bearing liabilities but only a 41 basis point increase in the yield on total average earning assets. The increase in net interest margin was primarily the result of growth in total average interest-earning assets in excess of growth in total average interest-bearing liabilities. Our average interest-earning assets for the year ended December 31, 2018 increased $781.7 million, or 12.5%, to $7.01 billion from $6.23 billion for the year ended December 31, 2017. Our average interest-bearing liabilities increased $561.5 million, or 12.3%, to $5.12 billion for the year ended December 31, 2018 from $4.56 billion for the year ended December 31, 2017. All but one of our markets had an increase in total deposits during 2018. The ratio of our average interest-earning assets to average interest-bearing liabilities was 136.9% and 136.7% for the years ended December 31, 2018 and 2017, respectively.

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

The provision expense for loan losses was $22.6 million for the year ended December 31, 2019, an increase of $1.2 million from $21.4 million in 2018. Nonperforming loans increased to $36.1 million, or 0.50% of total loans, at December 31, 2019 from $27.8 million, or 0.43% of total loans, at December 31, 2018. During 2019, we had net charged-off loans totaling $22.1 million, compared to net charged-off loans of $12.2 million for 2018. Of the net charge-offs recorded in 2019, $6.0 million were related to commercial loans that were specifically reserved for in previous years whereby the associated provision expense was recorded prior to 2019. We also received a $7.4 million payment resulting from the termination of a loan guarantee program operated by the State of Alabama and recorded this amount as an increase to allowance for loan losses during 2019.  See the Asset Quality section in Item 7 herein for a description of the unique risk characteristics of the loans enrolled in this program and circumstances to support the allocation of this payment directly into the allowance for loan losses. The ratio of net charged-off loans to average loans was 0.32% for 2019 compared to 0.20% for 2018. The ALLL totaled $76.6 million, or 1.05% of loans, net of unearned income, at December 31, 2019, compared to $68.6 million, or 1.05% of loans, net of unearned income, at December 31, 2018.

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

Noninterest Income

Noninterest income increased $4.5 million, or 23.4%, to $24.0 million in 2019 from $19.4 million in 2018. Service charges on deposit accounts increased $0.5 million, or 7.4%, to $7.0 million in 2019 compared to 2018 due to increases in the number of accounts. Mortgage banking income increased $1.6 million, or 56.6%, to $4.4 million in 2019 compared to 2018, as decreases in interest rates drove higher loan volumes. Credit card income increased $1.5 million, or 27.5%, to $7.1 million in 2019 compared to 2018, primarily due to a 36% increase in the number of credit card accounts and a 33% increase in the amount of spending on credit cards during 2019. The cash surrender value of bank-owned life insurance contracts increased $0.6 million, or 19.6%, to $3.7 million in 2019 compared to 2018. We purchased two life insurance contracts totaling $75 million in 2019. Other operating income increased $0.5 million, or 40.8%, to $1.7 million in 2019 compared to 2018.

Noninterest income increased $2.0 million, or 12.0%, to $19.4 million in 2018 from $17.4 million in 2017. Service charges on deposit accounts increased $0.8 million, or 14.8%, to $6.5 million in 2018 compared to 2017 due to increases in the number of accounts. Mortgage banking income decreased $1.0 million, or 35.7%, to $2.8 million in 2018 compared to 2017, as increases in interest rates drove lower loan volumes. Credit card income increased $2.0 million, or 54.4%, to $5.6 million in 2018 compared to 2017, primarily due to a 33% increase in the number of accounts and a 26% increase in the amount of spending on cards during 2018. The increase in cash surrender value of bank-owned life insurance contracts was flat at $3.1 million in 2018 compared to 2017. As of December 31, 2018, we had not purchased life insurance contracts since May 2017. Other operating income increased $0.1 million, or 12.7%, to $1.2 million in 2018 compared to 2017.

Noninterest Expense

Noninterest expenses increased $10.2 million, or 11.2%, to $102.1 million for the year ended December 31, 2019 from $91.9 million for the year ended December 31, 2018. Salary and employee benefits expenses increased $5.9 million, or 11.4%, to $57.8 million in 2019 compared to 2018. We had 500 full-time equivalent employees at December 31, 2019 compared to 468 at December 31, 2018, a 7.0% increase. Of the 32 new employees added during 2019, 10 were in operation support positions. The remaining 22 were in sales and customer service positions. Equipment and occupancy expense increased $849,000, or 10.1%, to $9.2 million in 2019 compared to 2018. Depreciation expense increased $0.9 million year-over-year while building rental expense decreased $1.1 million year-over-year. Professional services expense increased $589,000, or 16.2%, to $4.2 million in 2019 compared to 2018. Most of this increase is the result of expenses associated with compliance and our new loan operations system. FDIC assessments decreased $890,000, or 23.1% to $3.0 million from 2018 to 2019. This decrease was the result of the FDIC assessment credit received in 2019. Expenses on other real estate owned decreased $375,000 to $415,000 in 2019 compared to $790,000 2018, primarily the result of decreased write-downs on properties owned during 2019 and expenses associated with subdividing and performing site preparation on a piece of land. Other operating expenses increased $4.1 million, or 17.8%, to $27.4 million in 2019 compared to 2018. Increased data processing and loan expenses continue to be driven by growth in loans and increases in transactions on loan and deposit accounts. Increased service charges from the Federal Reserve Bank of Atlanta are the result of increased processing of transactions by us for our correspondent banking clients. Changes in other operating expenses from 2018 to 2019 are detailed in Note 15, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Noninterest expenses increased $7.7 million, or 9.1%, to $91.9 million for the year ended December 31, 2018 from $84.2 million for the year ended December 31, 2017. Salary and employee benefits expenses increased $4.2 million, or 8.9%, to $51.8 million in 2018 compared to 2017. We had 468 full-time equivalent employees at December 31, 2018 compared to 428 at December 31, 2017, a 9.3% increase. Of the 40 new employees added during 2018, 13 were in operation support positions. The remaining 27 were in sales and customer service positions. Equipment and occupancy expense increased $0.4 million, or 5.1%, to $8.4 million in 2018 compared to 2017. We moved into our new headquarters building in Birmingham, Alabama, which is owned by us, during the fourth quarter of 2017. Depreciation expense increased $0.9 million year-over-year while building rental expense decreased $1.1 million year-over-year. Professional services expense increased $0.4 million, or 13.3%, to $3.6 million in 2018 compared to 2017. Most of this increase is the result of expenses associated with compliance and our new loan operations system. FDIC assessments were flat at $3.9 million from 2017 to 2018. Expenses on other real estate owned increased $0.5 million to $0.8 million in 2018 compared to $0.3 million in 2017, primarily the result of increased write-downs on properties owned during 2018 and expenses associated with subdividing and performing site preparation on a piece of land. Other operating expenses increased $2.2 million, or 10.4%, to $23.3 million in 2018 compared to 2017. Increased data processing and loan expenses continue to be driven by growth in loans and increases in transactions on loan and deposit accounts. Increased service charges from the Federal Reserve Bank of Atlanta are the result of increased processing of transactions by us for our correspondent banking clients. Increased credit card processing expenses result from growth in numbers of cards and transaction processing. Changes in other operating expenses from 2017 to 2018 are detailed in Note 15, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $37.6 million for the year ended December 31, 2019 compared to $31.9 million in 2018 and $44.3 million in 2017. Our effective tax rates for 2019, 2018 and 2017 were 20.13%, 18.89% and 32.22% respectively. Lower federal tax rates resulting from the passage of the Tax Cuts and Jobs Act, discussed further below, took effect January 1, 2018 and have driven our effective tax rate lower. The higher effective tax rate for 2017 is due to $3.1 million of additional tax expense resulting from revaluing our net deferred tax assets as of December 22, 2017 in connection with the Tax Cuts and Jobs Act. The revaluation adjustment required of our net deferred tax asset position was impacted by a number of factors, including increased loan charge-offs, in the fourth quarter of 2017, increases in deferred tax liabilities relating to depreciation expense on our new headquarters building, and dividends from our captive real estate investment trusts. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $209.4 million in bank-owned life insurance for certain named officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets at December 31, 2019, were $8.95 billion, an increase of $940.3 million, or 11.7%, over total assets of $8.01 billion at December 31, 2018. Average assets for the year ended December 31, 2019 were $8.64 billion, an increase of $1.36 billion, or 18.7%, over average assets of $7.28 billion for the year ended December 31, 2018. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2019 loans were $7.26 billion, up $728.0 million, or 11.1%, over year-end 2018 total loans of $6.53 billion.

Total assets at December 31, 2018, were $8.01 billion, an increase of $925.0 million, or 12.7%, over total assets of $7.1 billion at December 31, 2017. Average assets for the year ended December 31, 2018 were $7.3 billion, an increase of $781.0 million, or 12.0%, over average assets of $6.50 billion for the year ended December 31, 2017. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2018 loans were $6.53 billion, up $682.2 million, or 11.7%, over year-end 2017 total loans of $5.85 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets at December 31, 2019 were $8.79 billion, or 98.2% of total assets of $8.95 billion. Earning assets at December 31, 2018 were $7.84 billion, or 97.9% of total assets of $8.01 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2019, mortgage-backed securities represented 62.5% of the investment portfolio, state and municipal securities represented 7.5% of the investment portfolio, U.S. Treasury securities represented 6.5% of the investment portfolio, government agency securities represented 2.4%, and corporate debt represented 21.1% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not have currently, and did not have at December 31, 2019, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $752.2 million at December 31, 2019, compared to $596.2 million at December 31, 2018.

The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$48,923	$58,750	$38,682
Government Agency Securities	18,245	18,784	16,885
Mortgage-backed securities	470,513	309,244	278,177
State and municipal securities	56,951	106,465	134,641
Corporate debt	157,549	102,982	69,996
Total	$752,181	$596,225	$538,381

Debt Securities Held to Maturity
State and municipal securities	$250	$-	$250
Total	$250	$-	$250

The following table presents the amortized cost of our securities as of December 31, 2019 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost
	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
At December 31, 2019:	(In Thousands)
Securities Available for Sale:
U.S. Treasury Securities	$34,941	$13,982	$-	$-	$48,923
Government Agency Securities	-	18,245	-	-	18,245
Mortgage-backed securities	9	10,564	85,274	374,666	470,513
State and municipal securities	20,781	32,859	1,900	1,411	56,951
Corporate debt	3,000	24,949	127,600	2,000	157,549
Total	$58,731	$100,599	$214,774	$378,077	$752,181

Tax-equivalent Yield (1)
U.S. Treasury Securities	2.52%	1.88%	-%	-%	2.34%
Government Agency Securities	-	2.11	-	-	2.11
Mortgage-backed securities	5.06	2.47	2.19	2.77	2.66
State and municipal securities	2.43	2.52	4.31	4.82	2.61
Corporate debt	3.50	3.47	4.75	4.00	4.52
Weighted average yield	2.54%	2.59%	3.73%	2.78%	3.01%

Securities Held to Maturity:
State and municipal securities	$-	$250	$-	$-	$250
Total	$-	$250	$-	$-	$250

Tax-equivalent Yield (1)
State and municipal securities	-%	3.21%	-%	-%	3.21%
Total	-%	3.21%	-%	-%	3.21%

(1) Yields are presented on a fully-taxable equivalent basis using a tax rate of 20%.

At December 31, 2019, we had $100.5 million in federal funds sold, compared with $223.8 million at December 31, 2018. At year-end 2019, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

We had total loans of approximately $7.3 billion at December 31, 2019. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	40%
Huntsville, AL	8%
Dothan, AL	9%
Montgomery, AL	5%
Mobile, AL	6%
Total Alabama Markets	68%
Pensacola, FL	10%
West Florida (1)	4%
Total Florida Markets	14%
Nashville, TN	9%
Atlanta, GA	6%
Charleston, SC	3%

(1) West Florida represents the Tampa-St. Petersburg-Clearwater and North Port-Sarasota-Bradenton Metropolitan Areas.

The following table details our loans at December 31, 2019, 2018, 2017, 2016 and 2015:

	2019	2018	2017	2016	2015

	(Dollars in Thousands)
Commercial, financial and agricultural	$2,696,210	$2,513,225	$2,279,366	$1,982,267	$1,760,479
Real estate - construction	521,392	533,192	580,874	335,085	243,267
Real estate - mortgage:
Owner-occupied commercial	1,587,478	1,463,887	1,328,666	1,171,719	1,014,669
1-4 family mortgage	644,188	621,634	603,063	536,805	444,134
Other mortgage	1,747,394	1,337,068	997,079	830,683	698,779
Total real estate - mortgage	3,979,060	3,422,589	2,928,808	2,539,207	2,157,582
Consumer	64,789	64,493	62,213	55,211	55,047
Total Loans	7,261,451	6,533,499	5,851,261	4,911,770	4,216,375
Less: Allowance for loan losses	(76,584)	(68,600)	(59,406)	(51,893)	(43,419)
Net Loans	$7,184,867	$6,464,899	$5,791,855	$4,859,877	$4,172,956

The following table details the percentage composition of our loan portfolio by type at December 31, 2019, 2018, 2017, 2016 and 2015:

	2019	2018	2017	2016	2015

Commercial, financial and agricultural	37.13%	38.47%	38.96%	40.36%	41.75%
Real estate - construction	7.18	8.16	9.93	6.82	5.77
Real estate - mortgage:
Owner-occupied commercial	21.86	22.41	22.71	23.86	24.07
1-4 family mortgage	8.87	9.51	10.30	10.93	10.53
Other mortgage	24.07	20.46	17.04	16.91	16.57
Total real estate - mortgage	54.80	52.38	50.05	51.70	51.17
Consumer	0.89	0.99	1.06	1.12	1.31
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2019:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total

	(in Thousands)
Commercial, financial and agricultural	$1,258,697	$1,221,174	$216,339	$2,696,210
Real estate - construction	200,772	269,361	51,259	521,392
Real estate - mortgage:
Owner-occupied commercial	243,856	997,522	346,100	1,587,478
1-4 family mortgage	94,188	170,844	379,156	644,188
Other mortgage	254,343	1,236,948	256,103	1,747,394
Total real estate - mortgage	592,387	2,405,314	981,359	3,979,060
Consumer	45,420	18,297	1,072	64,789
Total Loans	$2,097,276	$3,914,146	$1,250,029	$7,261,451
Less: Allowance for loan losses				(76,584)
Net Loans				$7,184,867

Interest rate sensitivity:
Fixed interest rates	$511,557	$2,900,458	$610,108	$4,022,123
Floating or adjustable rates	1,585,719	1,013,688	639,921	3,239,328
Total	$2,097,276	$3,914,146	$1,250,029	$7,261,451

Asset Quality

The following table presents a summary of changes in the allowance for loan losses over the past five fiscal years.

Analysis of the Allowance for Loan Losses

	2019	2018	2017	2016	2015

	(Dollars in Thousands)
Allowance for loan losses:
Beginning of year	$68,600	$59,406	$51,893	$43,419	$35,629
Charge-offs:
Commercial, financial and agricultural	(15,015)	(11,428)	(13,910)	(3,791)	(3,802)
Real estate - construction	-	-	(56)	(815)	(667)
Real estate - mortgage:
Owner occupied commercial	(3,882)	(309)	(522)	(2)	(211)
1-4 family mortgage	(276)	(307)	(878)	(269)	(446)
Other mortgage	(2,724)	(426)	(656)	(109)	(447)
Total real estate mortgage	(6,882)	(1,042)	(2,056)	(380)	(1,104)
Consumer	(592)	(283)	(310)	(212)	(171)
Total charge-offs	(22,489)	(12,753)	(16,332)	(5,198)	(5,744)
Recoveries:
Commercial, financial and agricultural	306	349	337	49	279
Real estate - construction	3	112	168	76	238
Real estate - mortgage:
Owner occupied commercial	-	-	-	-	-
1-4 family mortgage	13	46	64	114	169
Other mortgage	-	-	25	32	-
Total real estate mortgage	13	46	89	146	169
Consumer	107	38	26	3	1
Total recoveries	429	545	620	274	687

Net charge-offs	(22,060)	(12,208)	(15,712)	(4,924)	(5,057)

Allocation from LGP	7,406	-	-	-	-

Provision for loan losses charged to expense	22,638	21,402	23,225	13,398	12,847

Allowance for loan losses at end of period	$76,584	$68,600	$59,406	$51,893	$43,419

As a percent of year to date average loans:
Net charge-offs	0.32%	0.20%	0.29%	0.11%	0.13%
Provision for loan losses	0.33%	0.35%	0.43%	0.30%	0.34%
Allowance for loan losses as a percentage of:
Year-end loans	1.05%	1.05%	1.02%	1.06%	1.03%
Nonperforming assets	172.91%	208.26%	338.96%	237.23%	329.96%

The allowance for loan losses is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2019. For a more detailed discussion of our methodology for determining the provision for loan losses, see the discussion under Item 1, “Business – Policy for Determining the Loan Loss Allowance.”

During the third quarter of 2019, the Company recorded a $7.4 million payment resulting from the termination of a Loan Guarantee Program (“LGP”) operated by the State of Alabama. The payment was recorded as an increase to the allowance for loan losses specifically related to loans formerly enrolled in this program, in accordance with the Company’s established ALLL review and evaluation criteria. In general, loans enrolled in the program had a collateral shortfall or other enhanced credit risk. In return for the Company’s acceptance of these higher risk loans, the Company received a guarantee of up to 50% of losses in the event of a borrower’s default.  These were loans that would have otherwise not met the Company’s loan underwriting criteria.  The program required a 1% fee on the commitment balance at origination.  As of December 31, 2019, the Company had 71 loans outstanding totaling $42.2 million that were formerly enrolled in the loan guarantee program. Of this total, $37.0 million were categorized as pass within the Company's credit quality asset classification, $5.2 million were categorized as Special Mention.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2019		2018		2017		2016		2015

		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

	(Dollars in Thousands)
Commercial, financial and agricultural	$43,666	37.13%	$39,016	38.47%	$32,880	38.96%	$28,872	40.36%	$21,495	41.75%
Real estate - construction	2,768	7.18	3,522	8.16	4,989	9.93	5,125	6.82	5,432	5.77
Real estate - mortgage	29,653	54.80	25,508	52.38	21,022	50.05	17,504	51.70	16,061	51.17
Consumer	497	0.89	554	0.99	515	1.06	392	1.12	431	1.31
Total	$76,584	100.00%	$68,600	100.00%	$59,406	100.00%	$51,893	100.00%	$43,419	100.00%

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

As of December 31, 2019, we had impaired loans of $43.1 million, an increase of $4.5 million from $38.6 million as of December 31, 2018. We allocated $9.8 million of our allowance for loan losses at December 31, 2019 to these impaired loans compared to $8.1 million at December 31, 2018. We had previous write-downs against impaired loans of $12.2 million at December 31, 2019, compared to $8.1 million at December 31, 2018. The recorded investment in impaired loans at December 31, 2019 is also inclusive of a purchase loan discount associated with the acquisition of Metro Bank totaling $0.1 million. The average recorded balance for 2019 of impaired loans was $58.8 million. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of any initial impairment and subsequent changes in impairment are included in the allowance for loan losses. Our credit administration group performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are allocated to these loans.

Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. If further credit deterioration occurs and the criteria for nonaccrual status is met, all interest accrued but not collected is reversed against current interest income. Loans included as impaired and in nonaccrual status totaled $30.1 million at December 31, 2019, an increase of $8.2 million compared to $21.9 million at December 31, 2018. Interest income foregone throughout the year on nonaccrual loans was $2.0 million, and we recognized $1.5 million of interest income on nonaccrual loans for the year ended December 31, 2019, compared to interest income foregone in 2018 of $976,000 and $871,000 of interest income recognized on nonaccrual loans for the year ended December 31, 2018.

Of the $43.1 million of impaired loans reported as of December 31, 2019, $20.8 million were commercial and industrial loans, $18.0 million were real estate mortgage loans, and $4.3 million were real estate construction loans.

The bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the bank’s impairment analyses and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

●	We closely monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list.
●

We perform extensive quarterly credit reviews for all watch list/classified loans, including formulation of aggressive workout or action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value.

●	We require updated financial information, global inventory aging and interest carry analysis for existing customers to help identify potential future loan payment problems.
●

We generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2019, 2018, 2017, 2016 and 2015:

	2019		2018		2017		2016		2015
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$14,729	29	$10,503	16	$9,712	18	$7,282	13	$1,918	7
Real estate - construction	1,588	2	997	1	-	-	3,268	5	4,000	7
Real estate - mortgage:
Owner-occupied commercial	10,826	3	3,358	2	556	2	-	-	-	-
1-4 family mortgage	1,440	5	2,046	9	459	2	74	1	198	2
Other mortgage	1,507	1	5,022	1	-	-	-	-	1,619	5
Total real estate - mortgage	13,773	9	10,426	12	1,015	4	74	1	1,817	7
Consumer	-	-	-	-	38	1	-	-	31	1
Total nonaccrual loans	$30,091	40	$21,926	29	$10,765	23	$10,624	19	$7,766	22

90+ days past due and accruing:
Commercial, financial and agricultural	$201	3	$605	10	$12	3	$10	1	$-	-
Real estate - construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	6,208	1	-	-
1-4 family mortgage	873	5	123	1	-	-	-	-	-	-
Other mortgage	4,924	1	5,008	1	-	-	-	-	-	-
Total real estate - mortgage	5,797	6	5,131	2	-	-	6,208	1	-	-
Consumer	23	8	108	28	48	24	45	10	1	1
Total 90+ days past due and accruing	$6,021	17	$5,844	40	$60	27	$6,263	12	$1	1
Total nonperforming loans	$36,112	57	$27,770	69	$10,825	50	$16,887	31	$7,767	23
Plus: Other real estate owned and repossessions	8,178	12	5,169	12	6,701	12	4,988	12	5,392	18
Total nonperforming assets	$44,290	69	$32,939	81	$17,526	62	$21,875	43	$13,159	41

Restructured accruing loans:
Commercial, financial and agricultural	$625	2	$3,073	3	$11,438	6	$354	1	$6,618	8
Real estate - construction	-	-	-	-	997	1	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	3,664	2	-	-	-	-
1-4 family mortgage	-	-	-	-	850	1	-	-	-	-
Other mortgage	-	-	-	-	-	-	204	1	253	1
Total real estate - mortgage	-	-	-	-	4,514	3	204	1	253	1
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$625	2	$3,073	3	$16,949	10	$558	2	$6,871	9
Total nonperforming assets and restructured accruing loans	$44,915	71	$36,012	84	$34,475	72	$22,433	45	$20,030	50

Gross interest income foregone on nonaccrual loans throughout year	$2,023		$976		$1,012		$516		$678
Interest income recognized on nonaccrual loans throughout year	$1,462		$871		$506		$629		$602

Ratios:
Nonperforming loans to total loans	0.50%		0.43%		0.19%		0.34%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.61%		0.50%		0.30%		0.44%		0.31%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.62%		0.55%		0.59%		0.46%		0.47%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2019, 2018 and 2017:

	Average Deposits
	Average for Years Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$1,632,385	-%	$1,480,827	-%	$1,351,112	-%
Interest-bearing demand deposits	928,611	0.82%	863,673	0.62%	817,496	0.41%
Money market accounts	4,038,143	1.68%	3,241,474	1.24%	2,776,363	0.70%
Savings accounts	57,078	0.56%	53,596	0.43%	49,151	0.31%
Time deposits under $100,000	91,122	1.74%	91,653	1.23%	82,688	0.83%
Time deposits, $100,000 and over	611,123	2.20%	534,679	1.61%	464,747	1.13%
Total deposits	$7,358,462		$6,265,902		$5,541,557

The following table presents the maturities of our certificates of deposit as of December 31, 2019 and 2018.

At December 31, 2019	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$95,522	$19,192	$114,714
Over three through six months	90,825	16,988	107,813
Over six months through one year	172,964	19,957	192,921
Over one year	286,488	26,617	313,105
Total	$645,799	$82,754	$728,553

At December 31, 2018	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$66,883	$15,641	$82,524
Over three through six months	87,433	17,907	105,340
Over six months through one year	174,324	24,747	199,071
Over one year	267,986	24,657	292,643
Total	$596,626	$82,952	$679,578

Total average deposits for the year ended December 31, 2019 were $7.4 billion, an increase of $1.1 billion, or 17.4%, over total average deposits of $6.3 billion for the year ended December 31, 2018. Average noninterest-bearing deposits increased by $152,000, or 10.2%, from $1.48 billion for the year ended December 31, 2018 to $1.63 billion for the year ended December 31, 2019.

Total average deposits for the year ended December 31, 2018 were $6.3 billion, an increase of $724,000, or 13.1%, over total average deposits of $5.5 billion for the year ended December 31, 2017. Average noninterest-bearing deposits increased by $130,000, or 9.6%, from $1.35 billion for the year ended December 31, 2017 to $1.48 billion for the year ended December 31, 2018.

Borrowed Funds

We had available $767.0 million in unused federal funds lines of credit with regional banks as of December 31, 2019, compared to $562.0 million as of December 31, 2018. The increase was attributable to additional lines of credit initiated with new banks during 2019. These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $398.2 million, $270.9 million and $312.2 million for 2019, 2018 and 2017, respectively. We paid average interest rates on these funds of 2.28%, 1.96% and 1.15% for the same three years, respectively. The maximum amount outstanding at month-end during 2019 and 2018 was $472.0 million and $326.4 million, respectively.

Stockholders’ Equity

Stockholders’ equity increased $127.5 million during 2019, to $842.7 million at December 31, 2019 from $715.2 million at December 31, 2018. The increase in stockholders’ equity resulted primarily from net income of $149.2 million during the year ended December 31, 2019, less dividends paid or declared on our common stock of $33.4 million during the year ended December 31, 2019.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(In Thousands)
Commitments to extend credit	$2,303,788	$1,985,801	$1,945,171
Credit card arrangements	248,617	173,613	128,149
Standby letters of credit and
financial guarantees	48,394	40,590	41,654
Total	$2,600,799	$2,200,004	$2,114,974

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

Derivatives

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2019 and 2018 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2019, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2019, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.06 billion. Additionally, at such date we had available to us approximately $767.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also may continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2019. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$6,236,130	$6,236,130	$-	$-	$-
Certificates of deposit (2)	728,553	415,448	229,850	83,255	-
Federal funds purchased	470,749	470,749	-	-	-
Other borrowings	65,000	-	-	-	65,000
Operating lease commitments	13,350	3,005	4,808	3,098	2,439
Total	$7,513,782	$7,125,332	$234,658	$86,353	$67,439

(1) Excludes interest.
(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2019, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2019. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2019.

	Well-Capitalized	Actual at December 31, 2019
CET 1 Capital Ratio	6.50%	11.30%
Tier 1 Capital Ratio	8.00%	11.31%
Total Capital Ratio	10.00%	12.29%
Leverage ratio	5.00%	9.83%

For a description of capital ratios see Note 14, “Regulatory Matters” to the Consolidated Financial Statements.

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

Adoption of Recent Accounting Pronouncements

New accounting standards are discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2019, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2019. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$3,113,513	$933,686	$2,908,703	$311,861	$7,267,763
Securities	43,229	121,517	397,614	197,289	759,649
Federal funds sold	100,473	-	-	-	100,473
Interest bearing balances with banks	443,804	3,225	4,480	-	451,509
Total interest-earning assets	$3,701,019	$1,058,428	$3,310,797	$509,150	$8,579,394

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$994,453	$-	$-	$-	$994,453
Money market and savings	4,057,548	-	-	-	4,066,807
Time deposits	114,720	300,668	313,203	(38)	728,553
Federal funds purchased	-	-	-	64,703	64,703
Other borrowings	470,749	-	-	-	470,749
Total interest-bearing liabilities	5,637,470	300,668	313,203	64,665	6,325,265
Interest sensitivity gap	$(1,936,451)	$757,760	$2,997,594	$444,485	$2,263,388
Cumulative sensitivity gap	$(1,936,451)	$(1,178,691)	$1,818,903	$2,263,388	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(22.57%)	(13.74%)	21.20%	26.38%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. Short term rates dropped to historically low levels during 2009 and remained at those low levels until the Federal Reserve started increasing its target rate in December 2015. After starting the year at a rate of 2.50%, the Federal Reserve has cut its targeted federal funds rate by 75 basis points to its current rate of 1.75%. At December 31, 2019, the model shows an increase in our EVE for all upward shifts in rates.

The chart below identifies the EVE impact of a downward shift in rates of 100 basis points and an upward shift in rates of 100, 200, 300 and 400 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2019

	0 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$842,682	$779,481	$885,659	$911,782	$933,692	$949,703
Actual dollar change		$(63,201)	$42,977	$69,100	$91,010	$107,021
Percent change		(7.50%)	5.10%	8.20%	10.80%	12.70%

The one-year gap ratio of negative 13.7% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. Our asset liability committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet and conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to our board of directors on a quarterly basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulations S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ServisFirst Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for loan losses (“allowance”) balance was $76.6 million on gross loans of $7.3 billion as of December 31, 2019, and consisted primarily of general reserves on loans collectively evaluated for impairment and specific reserves on loans individually evaluated for impairment. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio and considers the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, current economic conditions, current asset quality trends and other risks inherent in the portfolio. As disclosed by management, this evaluation is inherently subjective as it requires material estimates. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The general reserve component of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls (collectively, “qualitative factors”). The determination of these qualitative factors is management’s evaluation of potential future losses that would arise should their assumptions materialize.

We have determined that the allowance is a critical audit matter. The principal considerations for our determination of the allowance as a critical audit matter is the subjectivity of the assumptions that management utilized in determining and applying the qualitative factors in the allowance model. Furthermore, certain inputs and assumptions lack observable data and therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●

We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the credit monitoring function related to loan performance, the determination of qualitative factors, and the precision of management’s review and approval of the allowance model and resulting estimate.

●

We evaluated the reasonableness of management’s estimates and judgments related to the qualitative factors and the resulting allocation to the allowance. This included evaluating the appropriateness of the methodologies used by management to estimate the qualitative factor components of the allowance, including evaluating the appropriateness and completeness of risk factors used in determining the qualitative factors.

●

To test the reasonableness of the qualitative factors, we compared information utilized by management to internal and external evidence and assessed the appropriateness of data utilized by management in developing the assumptions, including the consideration of potentially new or contradictory information.

●

We also analyzed the qualitative factors over a historical period in comparison to changes in the Company’s loan portfolio and the economy and evaluated the appropriateness and level of the qualitative factor allowances.

●

We performed analytical procedures on the overall level and various components of the allowance, including historical reserves, qualitative reserves and specific reserves, as well as credit quality to ensure movement in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio and the economy.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

 Opinion on Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of ServisFirst Bancshares, Inc. as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 25, 2020

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$78,618	$97,516
Interest-bearing balances due from depository institutions	451,509	360,534
Federal funds sold	100,473	223,845
Cash and cash equivalents	630,600	681,895
Available for sale debt securities, at fair value	759,399	590,184
Held to maturity debt securities (fair value of $250 at December 31, 2019)	250	-
Mortgage loans held for sale	6,312	120
Loans	7,261,451	6,533,499
Less allowance for loan losses	(76,584)	(68,600)
Loans, net	7,184,867	6,464,899
Premises and equipment, net	56,496	57,822
Accrued interest and dividends receivable	26,262	24,070
Deferred tax asset, net	25,566	27,277
Other real estate owned and repossessed assets	8,178	5,169
Bank owned life insurance contracts	209,395	130,649
Goodwill and other identifiable intangible assets	14,179	14,449
Other assets	26,149	10,848
Total assets	$8,947,653	$8,007,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$1,749,879	$1,557,341
Interest-bearing	5,780,554	5,358,367
Total deposits	7,530,433	6,915,708
Federal funds purchased	470,749	288,725
Other borrowings	64,703	64,666
Accrued interest and dividends payable	11,934	10,381
Other liabilities	27,152	12,699
Total liabilities	8,104,971	7,292,179
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,623,740 shares issued and outstanding at December 31, 2019, and 53,375,195 shares issued and outstanding at December 31, 2018	54	53
Additional paid-in capital	219,766	218,521
Retained earnings	616,611	500,868
Accumulated other comprehensive income (loss)	5,749	(4,741)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	842,180	714,701
Noncontrolling interest	502	502
Total stockholders' equity	842,682	715,203
Total liabilities and stockholders' equity	$8,947,653	$8,007,382

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$354,308	$305,370	$246,682
Taxable securities	17,008	12,654	9,117
Nontaxable securities	1,429	2,406	2,948
Federal funds sold	6,038	3,103	1,693
Other interest and dividends	12,020	3,094	2,316
Total interest income	390,803	326,627	262,756
Interest expense:
Deposits	90,958	55,502	28,831
Borrowed funds	12,200	8,446	6,502
Total interest expense	103,158	63,948	35,333
Net interest income	287,645	262,679	227,423
Provision for loan losses	22,638	21,402	23,225
Net interest income after provision for loan losses	265,007	241,277	204,198
Noninterest income:
Service charges on deposit accounts	7,029	6,547	5,702
Mortgage banking	4,361	2,784	3,835
Credit card income	7,076	5,550	3,594
Securities gains	27	190	-
Increase in cash surrender value life insurance	3,746	3,130	3,131
Other operating income	1,743	1,239	1,099
Total noninterest income	23,982	19,440	17,361
Noninterest expenses:
Salaries and employee benefits	57,783	51,849	47,604
Equipment and occupancy expense	9,272	8,423	8,018
Professional services	4,235	3,646	3,217
FDIC and other regulatory assessments	2,975	3,869	3,918
Other real estate owned expense	415	790	323
Other operating expenses	27,448	23,298	21,129
Total noninterest expenses	102,128	91,875	84,209
Income before income taxes	186,861	168,842	137,350
Provision for income taxes	37,618	31,902	44,258
Net income	149,243	136,940	93,092
Dividends on preferred stock	63	63	62
Net income available to common stockholders	$149,180	$136,877	$93,030
Basic earnings per common share	$2.79	$2.57	$1.76
Diluted earnings per common share	$2.76	$2.53	$1.72

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Net income	$149,243	$136,940	$93,092
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $2,788, $(1,205) and $(362) for 2019, 2018 and 2017, respectively	10,511	(4,531)	(674)
Reduction in unrealized loss related to held to maturity debt securities transferred to available for sale, net of tax of $592	-	-	1,100
Reclassification adjustment for net gains on sale of securities available for sale, net of tax of $6 and $3 for 2019 and 2018, respectively	(21)	(12)	-
Other comprehensive income (loss), net of tax	10,490	(4,543)	426
Comprehensive income	$159,733	$132,397	$93,518

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

YEAR ENDED DECEMBER 31,

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2017	$-	$53	$215,932	$307,151	$(624)	$377	$522,889
Common dividends paid, $0.15 per share	-	-	-	(7,935)	-	-	(7,935)
Common dividends declared, $0.05 per share	-	-	-	(2,649)	-	-	(2,649)
Preferred dividends paid	-	-	-	(62)	-	-	(62)
Issue 385,500 shares of common stock upon exercise of stock options	-	-	1,911	-	-	-	1,911
35,010 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,320)	-	-	-	(1,320)
Issue 125 shares of REIT preferred stock	-	-	-	-	-	125	125
Stock-based compensation expense	-	-	1,170	-	-	-	1,170
Other comprehensive income, net of tax	-	-	-	-	383	-	383
Reclassification of the disproportionate tax effect of enactment of the Tax Cuts and Jobs Act of 2017	-	-	-	(43)	43	-	-
Net income	-	-	-	93,092	-	-	93,092
Balance, December 31, 2017	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends paid, $0.33 per share	-	-	-	(17,545)	-	-	(17,545)
Common dividends declared, $0.15 per share	-	-	-	(8,018)	-	-	(8,018)
Preferred dividends paid	-	-	-	(63)	-	-	(63)
Issue 353,259 shares of common stock upon exercise of stock options	-	-	2,337	-	-	-	2,337
61,077 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(2,360)	-	-	-	(2,360)
Stock-based compensation expense	-	-	851	-	-	-	851
Other comprehensive loss, net of tax	-	-	-	-	(4,543)	-	(4,543)
Net income	-	-	-	136,940	-	-	136,940
Balance, December 31, 2018	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.45 per share	-	-	-	(24,053)	-	-	(24,053)
Common dividends declared, $0.175 per share	-	-	-	(9,384)	-	-	(9,384)
Preferred dividends paid	-	-	-	(63)	-	-	(63)
Issue 228,381 shares of common stock upon exercise of stock options	-	1	2,122	-	-	-	2,123
60,419 shares of common stock withheld in net settlement upon exercise of stock options	-	-	(1,977)	-	-	-	(1,977)
Stock-based compensation expense	-	-	1,100	-	-	-	1,100
Other comprehensive income, net of tax	-	-	-	-	10,490	-	10,490
Net income	-	-	-	149,243	-	-	149,243
Balance, December 31, 2019	$-	$54	$219,766	$616,611	$5,749	$502	$842,682

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$149,243	$136,940
Adjustments to reconcile net income to net cash provided by
Deferred tax expense (benefit)	(1,077)	(14,255)
Provision for loan losses	22,638	21,402
Depreciation	3,682	3,378
Accretion on acquired loans	(90)	(163)
Amortization of core deposit intangible	270	270
Net amortization of debt securities available for sale	3,095	2,843
Increase in accrued interest and dividends receivable	(2,192)	(3,409)
Stock-based compensation expense	1,100	851
Increase in accrued interest payable	1,553	5,410
Proceeds from sale of mortgage loans held for sale	135,359	106,806
Originations of mortgage loans held for sale	(137,190)	(99,683)
Net gain on sale of debt securities available for sale	(27)	(15)
Gain on sale of equity securities	-	(175)
Gain on sale of mortgage loans held for sale	(4,361)	(2,784)
Net (gain) loss on sale of other real estate owned and repossessed assets	(122)	21
Write down of other real estate owned and repossessed assets	287	664
Operating losses of tax credit partnerships	8	163
Increase in cash surrender value of life insurance contracts	(3,746)	(3,130)
Net change in other assets, liabilities, and other operating activities	(4,155)	13,167
Net cash provided by operating activities	164,275	168,301
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(293,832)	(156,815)
Proceeds from maturities, calls and paydowns of debt securities available for sale	97,732	91,787
Proceeds from sale of debt securities available for sale	38,453	5,736
Purchase of debt securities held to maturity	(250)	-
Proceeds from sale of equity securities	-	304
Proceeds from maturities, calls and paydowns of debt securities held to maturity	-	250
Purchase of BOLI contracts	(75,000)	-
Increase in loans	(754,533)	(696,701)
Purchase of premises and equipment	(2,356)	(2,300)
Expenditures to complete construction of other real estate owned	-	(7)
Proceeds from sale of other real estate owned and repossessed assets	1,437	3,272
Net cash used in investing activities	(988,349)	(754,474)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	192,538	117,015
Net increase in interest-bearing deposits	422,187	707,019
Net increase (decrease) in federal funds purchased	182,024	(13,072)
Repayment of Federal Home Loan Bank advances	-	(200)
Proceeds from exercise of stock options	2,123	2,337
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,977)	(2,360)
Dividends paid on common stock	(24,053)	(20,194)
Dividends paid on preferred stock	(63)	(63)
Net cash provided by financing activities	772,779	790,482
Net (decrease) increase in cash and cash equivalents	(51,295)	204,309
Cash and cash equivalents at beginning of period	681,895	477,586
Cash and cash equivalents at end of period	$630,600	$681,895
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$101,605	$58,538
Income taxes	42,232	30,547
Income tax refund	(86)	(2)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$4,611	$3,080
Internally financed sale of other real estate owned	-	662
Dividends declared	9,384	8,018

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola, Sarasota and Tampa Bay, Florida, Atlanta, Georgia, Charleston, South Carolina and Nashville, Tennessee markets. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF Holding 1, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 11.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $33.9 million at December 31, 2019 and $51.0 million at December 31, 2018.

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

Mortgage Loans Held for Sale

The Company classifies certain residential mortgage loans as held for sale. Typically, mortgage loans held for sale are sold to a third-party investor within a very short time period. The loans are sold without recourse and servicing is not retained. Net fees earned from this banking service are recorded in noninterest income.

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2019 and 2018.

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

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In some cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.

Acquired loans are recorded at fair value at the date of acquisition and accordingly, no allowance for loan losses is transferred to the acquiring entity in connection with acquisition accounting. The fair values of loans with evidence of credit deterioration (purchased, credit impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit impaired loans. For purchased credit impaired loans, cash flows are estimated at Day 1 and discounted at a market interest rate which creates accretable yield to be recognized over the life of the loan. Contractual principal and interest payments not expected to be collected are considered non-accretable difference. Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased credit impaired loan in comparison to management’s initial performance expectations.

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

Leases

The Company leases certain office space and equipment under operating leases. Accounting Standards Update 2016-02, “Leases (Topic 842)” requires that operating leases in effect as of date of adoption,  January 1, 2019 for the Company, be recognized as a liability to make lease payments and as an asset representing the right to use the asset during the lease term, or “lease liability” and “right-of-use asset”, respectively. The lease liability is measured by the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate. The Company reports its right-of-use assets in other assets and its lease liabilities in other liabilities.

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

The Company has recorded $13.6 million of goodwill at December 31, 2019 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2019 and 2018 were not material and have not been recorded.

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

Stock-Based Compensation

At December 31, 2019, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors. The plan has been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options. Specifically, awards to employees are accounted for using the fair value-based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to share options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $581,000, $557,000 and $716,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company adopted the amendments in this ASU by applying the alternative transition method allowing comparative periods to not be restated and any cumulative effect adjustment to the opening balance of retained earnings to be recognized as of January 1, 2019. The Company elected the three practical expedients allowed by the amendments as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases. Upon adoption on January 1, 2019 the Company recorded a right-of-use asset of approximately $15.3 million and lease liability of approximately $15.3 million. See Note 6 – Leases.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU were effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted. The amendments were to be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this ASU did not impact the Company’s Consolidated Financial Statements, as it has always amortized premiums to the first call date.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which previously only included share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments in this ASU were effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted this ASU effective January 1, 2019; however, the amendments did not have an impact on the Company’s Consolidated Financial Statements because it does not have any unvested stock-based payment awards currently outstanding to nonemployees.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company will adopt this guidance as of January 1, 2020. Transition to the new ASU will be through a cumulative-effect adjustment to beginning retained earnings, net of income taxes, as of January 1, 2020.

The Company’s CECL implementation team includes leadership from Accounting, Credit Administration and Risk Management. This group has worked closely with a third-party software solution vendor providing expertise in CECL modeling techniques to develop new expected credit loss estimation models. Loans with similar risk characteristics will be collectively evaluated in pools and, depending on the nature of each identified pool, the Company is currently planning to implement a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool will then be adjusted by forecast factors that can be quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. The Company plans to utilize a stable macroeconomic environment forecast over a one year reasonable and supportable forecast period. After the forecast period, the Company will revert to longer term average historical loss experience to estimate losses over the remaining life. The Company will also include qualitative factor adjustments, as appropriate, to account for potential limitations in the model and to fully reflect the Company’s expectations of current conditions pertinent to its loan portfolio.

Credit losses for loans that no longer share similar risk characteristics will be estimated on an individual basis. Individual evaluations will typically be performed for nonaccrual loans, loans rated substandard, and modified loans classified as troubled debt restructurings. Specific allowances will be estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

The estimation methodology for credit losses on lending-related commitments will be similar to the process for estimating credit losses for loans, with the addition of a probability of draw estimate that will be applied to each commitment amount.

Based upon the nature and characteristics of our securities portfolios at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments, the Company does not currently expect to record any allowance for credit losses on available for sale securities.

CECL parallel comparisons were performed and enhanced throughout 2019, with limited comparisons completed for the second and third quarters and a more complete parallel run for the fourth quarter. Based on the fourth quarter parallel run and the prevailing economic conditions and forecasts as of the adoption date, the Company is currently estimating a decrease in the allowance for loan losses under CECL by approximately 1% to 5%. The estimated decrease in the allowance at adoption is the result of implementing a more quantitative methodology along with the loan portfolio consisting primarily of commercial loans with generally short contractual maturities which more than offsets any increases in the consumer loan portfolios with generally longer maturities.

The Company will continue to enhance key implementation initiatives during the first quarter of 2020, including documentation and analytics, policies and procedures, and end-to-end process controls. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

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

NOTE 2.	DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
December 31, 2019	(In Thousands)
Securities Available for Sale
U.S. Treasury Securities	$48,923	$291	$(4)	$49,210
Government Agency Securities	18,245	143	(2)	18,386
Mortgage-backed securities	470,513	4,859	(1,318)	474,054
State and municipal securities	56,951	335	(14)	57,272
Corporate debt	157,549	3,098	(170)	160,477
Total	$752,181	$8,726	$(1,508)	$759,399
Debt Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2018
Securities Available for Sale
U.S Treasury Securities	$58,750	$75	$(397)	$58,428
Government Agency Securities	18,784	3	(222)	18,565
Mortgage-backed securities	309,244	591	(5,531)	304,304
State and municipal securities	106,465	208	(679)	105,994
Corporate debt	102,982	668	(757)	102,893
Total	$596,225	$1,545	$(7,586)	$590,184
Securities Held to Maturity
State and municipal securities	-	-	-	-
Total	$-	$-	$-	$-

All mortgage-backed debt securities are with government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2019 and 2018, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2019 and 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$58,722	$58,975	$38,343	$38,225
Due from one to five years	90,034	91,005	167,873	166,380
Due from five to ten years	129,501	131,914	77,811	78,276
Due after ten years	3,411	3,451	2,954	2,999
Mortgage-backed securities	470,513	474,054	309,244	304,304
	$752,181	$759,399	$596,225	$590,184

Debt securities held to maturity
Due from one to five years	$250	$250	$-	$-
	$250	$250	$-	$-

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2019 and 2018. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown in the following table are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019. There were no other-than-temporary impairments for the years ended December 31, 2019, 2018 and 2017.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2019
U.S. Treasury Securities	$(4)	$3,012	$-	$-	$(4)	$3,012
Government Agency Securities	(2)	266	-	-	(2)	266
Mortgage-backed securities	(1,206)	153,330	(112)	24,911	(1,318)	178,241
State and municipal securities	(4)	1,900	(10)	2,647	(14)	4,547
Corporate debt	(170)	19,981	-	-	(170)	19,981
Total	$(1,386)	$178,489	$(122)	$27,558	$(1,508)	$206,047

December 31, 2018
U.S. Treasury Securities	$(8)	$1,001	$(388)	$32,449	$(397)	$34,206
Government Agency Securities	-	-	(223)	18,429	(222)	17,673
Mortgage-backed securities	(539)	67,721	(4,992)	204,260	(5,531)	271,981
State and municipal securities	(101)	20,821	(578)	52,190	(679)	73,011
Corporate debt	(315)	36,245	(442)	13,474	(757)	49,718
Total	$(963)	$125,788	$(6,623)	$320,802	$(7,586)	$446,590

At December 31, 2019, 35 of the Company’s 650 debt securities were in an unrealized loss position for more than 12 months.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Sale proceeds	$38,453	$5,736	$3,500
Gross realized gains	$27	$15	$-
Gross realized losses	-	-	-
Net realized gain (loss)	$27	$15	$-

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2019 and 2018 was $389.9 million and $291.6 million, respectively.

NOTE 3.	LOANS

The composition of loans at December 31, 2019 and 2018 is summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
Commercial, financial and agricultural	$2,696,210	$2,513,225
Real estate - construction	521,392	533,192
Real estate - mortgage:
Owner-occupied commercial	1,587,478	1,463,887
1-4 family mortgage	644,188	621,634
Other mortgage	1,747,394	1,337,068
Total real estate - mortgage	3,979,060	3,422,589
Consumer	64,789	64,493
Total Loans	7,261,451	6,533,499
Less: Allowance for loan losses	(76,584)	(68,600)
Net Loans	$7,184,867	$6,464,899

Changes in the allowance for loan losses during the years ended December 31, 2019, 2018 and 2017, respectively are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Balance, beginning of year	$68,600	$59,406	$51,893
Loans charged off	(22,489)	(12,753)	(16,332)
Recoveries	429	545	620
Allocation from LGP	7,406	-	-
Provision for loan losses	22,638	21,402	23,225
Balance, end of year	$76,584	$68,600	$59,406

The Company assesses the adequacy of its allowance for loan losses at the end of each calendar quarter. The level of the allowance is based on management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. Loans that are specifically impaired include estimates regarding the amounts and timing of future cash flows expected to be received. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance is made for specific loans, but the entire allowance is available for any loan that in management’s judgment deteriorates and is uncollectible. The portion of the reserve classified as qualitative factors, is management’s evaluation of potential future losses that would arise in the loan portfolio should management’s assumption about qualitative and environmental conditions materialize. This qualitative factor portion of the allowance for loan losses is based on management’s judgment regarding various external and internal factors including macroeconomic trends, management’s assessment of the Company’s loan growth prospects, and evaluations of internal risk controls. Inherent risks in the loan portfolio will differ based on type of loan. Specific risk characteristics by loan portfolio segment are listed below:

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

During the third quarter of 2019, the Company recorded a $7.4 million payment resulting from the termination of a Loan Guarantee Program (“LGP”) operated by the State of Alabama. The payment was recorded as an increase to the allowance for loan losses specifically related to loans formerly enrolled in this program, in accordance with the Company’s established ALLL review and evaluation criteria. In general, loans enrolled in the program had a collateral shortfall or other enhanced credit risk. In return for the Company’s acceptance of these higher risk loans, the Company received a guarantee of up to 50% of losses in the event of a borrower’s default.  These were loans that would have otherwise not met the Company’s loan underwriting criteria.  The program required a 1% fee on the commitment balance at origination.  As of December 31, 2019, the Company had 71 loans outstanding totaling $42.2 million that were formerly enrolled in the loan guarantee program. Of this total, $37.0 million were categorized as pass within the Company's credit quality asset classification, $5.2 million were categorized as Special Mention.

The following table presents an analysis of the allowance for loan losses by portfolio segment as of December 31, 2019 and 2018. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

Changes in the allowance for loan losses, segregated by loan type, during the years ended December 31, 2019 and 2018, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Year Ended December 31, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(15,015)	-	(6,882)	(592)	(22,489)
Recoveries	306	3	13	107	429
Allocation from LGP	4,905	115	2,386	-	7,406
Provision	14,454	(872)	8,628	428	22,638
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584

	December 31, 2019
Individually Evaluated for Impairment	$6,085	$86	$3,633	$-	$9,804
Collectively Evaluated for Impairment	37,581	2,682	26,020	497	66,780

Loans:
Ending Balance	$2,696,210	$521,392	$3,979,060	$64,789	$7,261,451
Individually Evaluated for Impairment	20,843	4,320	17,985	-	43,148
Collectively Evaluated for Impairment	2,675,367	517,072	3,961,075	64,789	7,218,303

	Year Ended December 31, 2018
Allowance for loan losses:
Balance at December 31, 2017	$32,880	$4,989	$21,022	$515	$59,406
Charge-offs	(11,428)	-	(1,042)	(283)	(12,753)
Recoveries	349	112	46	38	545
Provision	17,215	(1,579)	5,482	284	21,402
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600

	December 31, 2018
Individually Evaluated for Impairment	$6,066	$126	$1,887	$49	$8,128
Collectively Evaluated for Impairment	32,950	3,396	23,621	505	60,472

Loans:
Ending Balance	$2,513,225	$533,192	$3,422,589	$64,493	$6,533,499
Individually Evaluated for Impairment	18,444	1,461	18,637	49	38,591
Collectively Evaluated for Impairment	2,494,781	531,731	3,403,952	64,444	6,494,908

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

Loans by credit quality indicator as of December 31, 2019 and 2018 were as follows:

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,629,487	$46,176	$20,547	$-	$2,696,210
Real estate - construction	512,373	4,731	4,288	-	521,392
Real estate - mortgage:
Owner-occupied commercial	1,555,283	18,240	13,955	-	1,587,478
1-4 family mortgage	639,959	2,787	1,442	-	644,188
Other mortgage	1,735,869	10,018	1,507	-	1,747,394
Total real estate - mortgage	3,931,111	31,045	16,904	-	3,979,060
Consumer	64,789	-	-	-	64,789
Total	$7,137,760	$81,952	$41,739	$-	$7,261,451

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,447,052	$47,754	$18,419	$-	$2,513,225
Real estate - construction	525,021	6,749	1,422	-	533,192
Real estate - mortgage:
Owner-occupied commercial	1,431,982	28,547	3,358	-	1,463,887
1-4 family mortgage	616,884	2,703	2,047	-	621,634
Other mortgage	1,309,101	16,506	11,461	-	1,337,068
Total real estate - mortgage	3,357,967	47,756	16,866	-	3,422,589
Consumer	64,444	-	49	-	64,493
Total	$6,394,484	$102,259	$36,756	$-	$6,533,499

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2019 and 2018 are as follows:

December 31, 2019	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,681,280	$14,930	$2,696,210
Real estate - construction	519,804	1,588	521,392
Real estate - mortgage:
Owner-occupied commercial	1,576,652	10,826	1,587,478
1-4 family mortgage	641,875	2,313	644,188
Other mortgage	1,740,963	6,431	1,747,394
Total real estate - mortgage	3,959,490	19,570	3,979,060
Consumer	64,766	23	64,789
Total	$7,225,339	$36,112	$7,261,451

December 31, 2018	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,502,117	$11,108	$2,513,225
Real estate - construction	532,195	997	533,192
Real estate - mortgage:
Owner-occupied commercial	1,460,529	3,358	1,463,887
1-4 family mortgage	619,465	2,169	621,634
Other mortgage	1,327,038	10,030	1,337,068
Total real estate - mortgage	3,407,032	15,557	3,422,589
Consumer	64,385	108	64,493
Total	$6,505,729	$27,770	$6,533,499

Loans by past due status as of December 31, 2019 and 2018 are as follows:

December 31, 2019	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)

Commercial, financial and agricultural	$3,135	$344	$201	$3,680	$14,729	$2,677,801	$2,696,210
Real estate - construction	830	-	-	830	1,588	518,974	521,392
Real estate - mortgage:
Owner-occupied commercial	917	7,242	-	8,159	10,826	1,568,493	1,587,478
1-4 family mortgage	1,638	567	873	3,078	1,440	639,670	644,188
Other mortgage	-	-	4,924	4,924	1,507	1,740,963	1,747,394
Total real estate - mortgage	2,555	7,809	5,797	16,161	13,773	3,949,126	3,979,060
Consumer	35	25	23	83	-	64,706	64,789
Total	$6,555	$8,178	$6,021	$20,754	$30,091	$7,210,606	$7,261,451

December 31, 2018	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$1,222	$48	$605	$1,875	$10,503	$2,500,847	$2,513,225
Real estate - construction	-	1,352	-	1,352	997	530,843	533,192
Real estate - mortgage:
Owner-occupied commercial	412	-	-	412	3,358	1,460,117	1,463,887
1-4 family mortgage	534	235	123	892	2,046	618,696	621,634
Other mortgage	1,174	-	5,008	6,182	5,022	1,325,864	1,337,068
Total real estate - mortgage	2,120	235	5,131	7,486	10,426	3,404,677	3,422,589
Consumer	58	123	108	289	-	64,204	64,493
Total	$3,400	$1,758	$5,844	$11,002	$21,926	$6,500,571	$6,533,499

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

The following table presents details of the Company’s impaired loans as of December 31, 2019 and 2018, respectively. Loans which have been fully charged off do not appear in the tables.

December 31, 2019

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$9,015	$10,563	$-	$11,284	$562
Real estate - construction	2,731	2,735	-	2,063	126
Real estate - mortgage:
Owner-occupied commercial	7,150	7,246	-	7,548	618
1-4 family mortgage	287	287	-	289	2
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,437	7,533	-	7,837	620
Consumer	-	-	-	-	-
Total with no allowance recorded	19,183	20,831	-	21,184	1,308

With an allowance recorded:
Commercial, financial and agricultural	11,828	19,307	6,085	19,714	395
Real estate - construction	1,589	1,589	86	1,614	27
Real estate - mortgage:
Owner-occupied commercial	7,888	11,028	2,456	13,627	301
1-4 family mortgage	1,153	1,153	176	1,157	1
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	10,548	13,688	3,633	16,252	323
Consumer	-	-	-	-	-
Total with allowance recorded	23,965	34,584	9,804	37,580	745

Total Impaired Loans:
Commercial, financial and agricultural	20,843	29,870	6,085	30,998	957
Real estate - construction	4,320	4,324	86	3,677	153
Real estate - mortgage:
Owner-occupied commercial	15,038	18,274	2,456	21,175	919
1-4 family mortgage	1,440	1,440	176	1,446	3
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	17,985	21,221	3,633	24,089	943
Consumer	-	-	-	-	-
Total impaired loans	$43,148	$55,415	$9,804	$58,764	$2,053

December 31, 2018

		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$6,064	$6,064	$-	$6,142	$237
Real estate - construction	464	467	-	524	28
Real estate - mortgage:
Owner-occupied commercial	1,763	1,947	-	2,223	120
1-4 family mortgage	1,071	1,071	-	1,088	21
Other mortgage	5,061	5,061	-	5,133	252
Total real estate - mortgage	7,895	8,079	-	8,444	393
Consumer	-	-	-	-	-
Total with no allowance recorded	14,423	14,610	-	15,110	658

With an allowance recorded:
Commercial, financial and agricultural	12,380	20,141	6,066	15,918	462
Real estate - construction	997	997	126	997	31
Real estate - mortgage:
Owner-occupied commercial	3,358	3,358	99	3,364	105
1-4 family mortgage	975	975	208	975	30
Other mortgage	6,409	6,409	1,580	6,598	217
Total real estate - mortgage	10,742	10,742	1,887	10,937	352
Consumer	49	49	49	49	3
Total with allowance recorded	24,168	31,929	8,128	27,901	848

Total Impaired Loans:
Commercial, financial and agricultural	18,444	26,205	6,066	22,060	699
Real estate - construction	1,461	1,464	126	1,521	59
Real estate - mortgage:
Owner-occupied commercial	5,121	5,305	99	5,587	225
1-4 family mortgage	2,046	2,046	208	2,063	51
Other mortgage	11,470	11,470	1,580	11,731	469
Total real estate - mortgage	18,637	18,821	1,887	19,381	745
Consumer	49	49	49	49	3
Total impaired loans	$38,591	$46,539	$8,128	$43,011	$1,506

Troubled Debt Restructurings (“TDR”) at December 31, 2019 and 2018 totaled $3.4 million and $14.6 million, respectively. The Company had a related allowance for loan losses of $0.9 million and $4.3 million allocated to these TDRs at December 31, 2019 and 2018, respectively. One commercial loan totaling $0.3 million was classified as a TDR due to an interest rate concession during 2019. The remaining TDRs for the years ended December 31, 2019 and 2018 have resulted from term extensions. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

Year Ended December 31, 2019
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$3,415	$3,415
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	-	-	-
Consumer	-	-	-
	3	$3,415	$3,415

	Year ended December 31, 2018
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial, financial and agricultural	6	$7,242	$7,242
Real estate - construction	1	997	997
Real estate - mortgage:
Owner-occupied commercial	2	3,664	3,664
1-4 family mortgage	1	850	850
Other mortgage	-	-	-
Total real estate - mortgage	3	4,514	4,514
Consumer	-	-	-
	10	$12,753	$12,753

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2019 and 2018, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Year Ended December 31,
	2019	2018
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$491	$6,900
Real estate - construction	-	997
Real estate - mortgage:
Owner occupied commercial	726	3,664
1-4 family mortgage	-	850
Other mortgage	-	-
Total real estate - mortgage	726	4,514
Consumer	-	-
	$1,217	$12,411

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018

	(In Thousands)
Balance, beginning of year	$5,428	$8,440
Additions	17,794	4,174
Advances	4,861	3,657
Repayments	(3,400)	(10,843)
Removal	(2)	-
Balance, end of year	$24,681	$5,428

NOTE 4.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
	(In Thousands)
Balance at beginning of year	$5,169	$6,701	$4,988
Transfers from loans and capitalized expenses	4,611	3,087	4,685
Foreclosed properties sold	(1,437)	(3,934)	(2,982)
Write downs and partial liquidations	(165)	(685)	10
Balance at end of year	$8,178	$5,169	$6,701

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
Land	$5,830	$5,489
Building	36,365	36,337
Furniture and equipment	26,153	24,774
Leasehold improvements	10,681	10,190
Construction in progress	23	200
Total premises and equipment, cost	79,052	76,990
Accumulated depreciation	(22,556)	(19,168)
Total premises and equipment, net	$56,496	$57,822

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2019, 2018 and 2017 were $3.7 million, $3.4 million and $2.6 million, respectively.

NOTE 6.	LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheet.

Supplemental balance sheet information related to operating leases is as follows:

December 31, 2019
Right-of-use assets	$13,292
Lease liabilities	$13,350
Weighted average remaining lease term	5.5
Weighted average discount rate	3.18%

Lease costs during the year ended December 31, 2019 were as follows (in thousands):

2019
Operating lease cost	$3,421
Short-term lease cost	65
Variable lease cost	154
Sublease income	(70)
Net lease cost	$3,570

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

(In Thousands)
2020	$3,005
2021	2,383
2022	2,425
2023	2,024
2024	1,074
Thereafter	2,439
Total	$13,350

NOTE 7.	VARIABLE INTEREST ENTITIES (VIEs)

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

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance and therefore the partnerships are not consolidated in our financial statements. The amount of recorded investment in these partnerships as of December 31, 2019 and 2018 was $16.6 million and $18.9 million, respectively, of which $12.1 million and $12.8 million as of December 31, 2019 and 2018, respectively, are included in loans of the Company. The remaining amounts are included in other assets.

NOTE 8.	DEPOSITS

Deposits at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In Thousands)
Noninterest-bearing demand	$1,749,879	$1,557,341
Interest-bearing checking	4,986,193	4,624,909
Savings	65,808	53,880
Time deposits, $250,000 and under	267,221	257,925
Time deposits, over $250,000	461,332	421,653
Total	$7,530,433	$6,915,708

The scheduled maturities of time deposits at December 31, 2019 were as follows:

(In Thousands)
2020	$415,448
2021	172,030
2022	57,820
2023	58,812
2024	24,443
Total	$728,553

At December 31, 2019 and 2018, overdraft deposits reclassified to loans were $4.2 million and $10.9 million, respectively.

NOTE 9.	FEDERAL FUNDS PURCHASED

At December 31, 2019, the Company had $385.7 million in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $288.7 million at December 31, 2018. Rates paid on these funds were between 1.60% and 1.67% as of December 31, 2019 and 2.50% and 2.65% as of December 31, 2018.

At December 31, 2019, the Company had available lines of credit totaling approximately $767.0 million with various financial institutions for borrowing on a short-term basis, compared to $562.0 million at December 31, 2018. At December 31, 2019, the Company had $85.0 million in outstanding borrowings from these lines. The rate paid on this borrowing was 1.61%. The borrowing was paid off on January 2, 2020.

NOTE 10.	OTHER BORROWINGS

Other borrowings are comprised of:

●

$34.75 million of the Company’s 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to July 15, 2020.

●

$30.0 million on the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to November 8, 2022.

Debt is reported net of unamortized issuance costs of $47,000 and $84,000 as of December 31, 2019 and 2018, respectively.

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

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2019 and December 31, 2018 were not material.

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $1,100,000, $851,000 and $1,170,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Incentive Plan

On March 23, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan originally permitted the grant of up to 2,550,000 shares of common stock. However, upon stockholder approval during 2014, the Plan was amended in order to allow the Company to grant stock options for up to 5,550,000 shares of common stock. The Plan authorizes the grant of stock appreciation rights, restricted stock, incentive stock options, non-qualified stock options, non-stock share equivalents, performance shares or performance units and other equity-based awards. Option awards are generally granted with an exercise price equal to the estimated fair market value of the Company’s stock at the date of grant.

As of December 31, 2019, there are a total of 3,202,060 shares available to be granted under the Plan.

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

The assumptions used in determining the fair value of 2019, 2018 and 2017 stock option grants were as follows:

	2019	2018	2017
Expected price volatility	40.00%	35.39%	29.00%
Expected dividend yield	1.76%	1.24%	0.44%
Expected term (in years)	7	6	6
Risk-free rate	1.96%	2.90%	2.08%

The weighted average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $12.40, $12.76 and $11.82, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2019:
Outstanding at beginning of year	1,238,748	$13.02	5.2	$23,355
Granted	35,500	34.06	9.6	129
Exercised	(288,800)	7.56	2.5	8,534
Forfeited	(20,200)	24.88	6.2	259
Outstanding at end of year	965,248	$15.19	4.9	$21,911

Exercisable at December 31, 2019:	278,500	$8.28	3.0	$8,355

Year Ended December 31, 2018:
Outstanding at beginning of year	1,666,834	$10.68	5.5	$51,377
Granted	42,250	37.21	9.6	-
Exercised	(414,336)	5.73	2.8	10,832
Forfeited	(56,000)	15.40	6.2	912
Outstanding at end of year	1,238,748	$13.02	5.2	$23,355

Exercisable at December 31, 2018:	510,100	$7.08	3.5	$12,645

Year Ended December 31, 2017:
Outstanding at beginning of year	2,026,334	$9.00	6.2	$57,636
Granted	58,000	37.59	9.1	227
Exercised	(385,500)	4.96	4.0	14,087
Forfeited	(32,000)	21.96	8.1	625
Outstanding at end of year	1,666,834	$10.68	5.5	$51,377

Exercisable at December 31, 2017:	808,236	$5.22	3.9	$29,321

Exercisable options at December 31, 2019 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$4.17	5,500	$4.17	1.0	$199
5.00	79,500	5.00	2.1	3,022
5.50	80,000	5.50	2.2	2,362
6.92	37,500	6.92	4.0	1,154
15.25	50,000	15.25	5.0	1,121
18.57	26,000	18.57	3.5	497
	278,500	$8.28	3.0	$8,355

As of December 31, 2019, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options. As of December 31, 2019, non-vested stock options had a weighted average remaining time to vest of 1.3 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2019:
Non-vested at beginning of year	42,576	$29.96
Granted	35,164	33.61
Vested	(5,450)	20.92
Forfeited	(2,500)	38.17
Non-vested at end of year	69,790	$32.21

Year Ended December 31, 2018:
Non-vested at beginning of year	120,676	$10.29
Granted	16,350	39.84
Vested	(93,200)	6.07
Forfeited	(1,250)	41.21
Non-vested at end of year	42,576	$29.96

Year Ended December 31, 2017:
Non-vested at beginning of year	118,676	$8.88
Granted	7,000	38.02
Vested	(5,000)	15.74
Non-vested at end of year	120,676	$10.29

The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2019, there was $1.4 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2019, non-vested restricted stock had a weighted average remaining time to vest of 2.5 years.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $1.7 million, $1.5 million and $1.4 million for 2019, 2018 and 2017, respectively.

NOTE 14.	REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $339.0 million in dividends as of December 31, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2019, that the Bank meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and ultimately consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets. At December 31, 2019 the Company and bank exceeded such requirement.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2019.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
CET I Capital to Risk Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier I Capital to Average Assets:
Consolidated	822,896	9.13%	356,012	4.00%	N/A	N/A
ServisFirst Bank	885,674	9.83%	355,998	4.00%	444,997	5.00%

As of December 31, 2018:
CET I Capital to Risk Weighted Assets:
Consolidated	$705,203	10.12%	$313,564	4.50%	N/A	N/A
ServisFirst Bank	768,614	11.03%	313,554	4.50%	$452,911	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	705,705	10.13%	418,086	6.00%	N/A	N/A
ServisFirst Bank	769,116	11.04%	418,071	6.00%	557,428	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	839,471	12.05%	557,448	8.00%	N/A	N/A
ServisFirst Bank	838,216	12.03%	557,428	8.00%	696,786	10.00%
Tier I Capital to Average Assets:
Consolidated	705,705	9.07%	311,214	4.00%	N/A	N/A
ServisFirst Bank	769,116	9.89%	311,206	4.00%	389,007	5.00%

NOTE 15.	OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Other Operating Income
ATM fee income	$1,477	$876	$711
Gain (loss) on sale of fixed assets	5	-	1
Other	261	363	387
Total other operating income	$1,743	$1,239	$1,099

Other Operating Expenses
Data processing	$8,801	$6,667	$5,454
Other loan expenses	3,476	2,711	2,170
Customer and public relations	2,545	2,182	2,008
Bank service charges	2,432	2,004	1,522
Sales and use tax	640	733	1,167
Write-down investment in tax credit partnerships	746	750	1,081
Telephone	1,131	919	990
Donations and contributions	837	859	744
Marketing	581	557	716
Supplies	572	550	595
Fraud and forgery losses	577	464	515
Directors fees	545	467	472
Postage	393	439	441
Other operational losses	36	519	167
Other	4,136	3,477	3,087
Total other operating expenses	$27,448	$23,298	$21,129

NOTE 16.	INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Current tax expense:
Federal	$36,683	$43,207	$27,952
State	2,012	2,950	2,258
Total current tax expense	38,695	46,157	30,210
Deferred tax (benefit) expense:
Federal	(166)	(12,636)	17,073
State	(911)	(1,619)	(3,025)
Total deferred tax (benefit) expense	(1,077)	(14,255)	14,048
Total income tax expense	$37,618	$31,902	$44,258

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2019
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$39,241	21.00%
Effect on rate of:
State income tax, net of federal tax effect	822	0.44%
Tax-exempt income, net of expenses	(461)	(0.25)%
Bank owned life insurance contracts	(787)	(0.42)%
Excess tax benefit from stock compensation	(1,405)	(0.75)%
Federal tax credits	(170)	(0.09)%
Other	378	0.20%
Effective income tax and rate	$37,618	20.13%

	Year Ended December 31, 2018
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$35,457	21.00%
Effect on rate of:
State income tax, net of federal tax effect	808	0.48%
Tax-exempt income, net of expenses	(655)	(0.39)%
Bank owned life insurance contracts	(657)	(0.39)%
Excess tax benefit from stock compensation	(3,118)	(1.84)%
Federal tax credits	(113)	(0.07)%
Other	180	0.10%
Effective income tax and rate	$31,902	18.89%

	Year Ended December 31, 2017
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$48,073	35.00%
Effect on rate of:
State income tax, net of federal tax effect	43	0.03%
Tax-exempt income, net of expenses	(1,356)	(0.99)%
Bank owned life insurance contracts	(1,096)	(0.80)%
Excess tax benefit from stock compensation	(4,278)	(3.11)%
Federal tax credits	(234)	(0.17)%
Enacted tax rate change	3,108	2.26
Other	(2)	-%
Effective income tax and rate	$44,258	32.22%

The components of net deferred tax asset are as follows:

	December 31,
	2019	2018
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$17,733	$17,212
Other real estate owned	225	317
Nonqualified equity awards	953	788
Nonaccrual interest	231	311
State tax credits	7,787	6,791
Investments	1,119	1,130
Deferred loan fees	891	804
Reserve for unfunded commitments	183	135
Accrued bonus	2,029	2,025
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in acquisition	121	139
Net unrealized loss on securities available for sale	-	1,273
Other deferred tax assets	487	669
Total deferred tax assets	31,759	31,594

Deferred tax liabilities:
Net unrealized gain on securities available for sale	1,515	-
Depreciation	4,021	3,732
Prepaid expenses	516	376
Acquired intangible assets	141	209
Total deferred tax liabilities	6,193	4,317
Net deferred tax assets	$25,566	$27,277

The Company believes its net deferred tax asset is recoverable as of December 31, 2019 based on the expectation of future taxable income and other relevant considerations.

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

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2016 through 2019. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $135,000 and $106,000 as of December 31, 2019 and 2018, respectively. Unrecognized income tax benefits as of December 31, 2019 and December 31, 2018, that, if recognized, would impact the effective income tax rate totaled $2,683,000 and $2,133,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2019, 2018 and 2017 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2019	2018	2017
	(In Thousands)
Balance, beginning of year	$2,133	$1,779	$1,375
Increases related to prior year tax positions	998	799	365
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Enacted tax rate change	-	-	315
Lapse of statute	(448)	(445)	(276)
Balance, end of year	$2,683	$2,133	$1,779

NOTE 17.	COMMITMENTS AND CONTINGENCIES

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

	2019	2018	2017
	(In Thousands)
Commitments to extend credit	$2,303,788	$1,985,801	$1,945,171
Credit card arrangements	248,617	173,613	128,149
Standby letters of credit and financial guarantees	48,394	40,590	41,654
Total	$2,600,799	$2,200,004	$2,114,974

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

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant at December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	53,530,766	53,172,695	52,887,359
Net income available to common stockholders	$149,180	$136,877	$93,030
Basic earnings per common share	$2.79	2.57	$1.76

Weighted average common shares outstanding	53,530,766	53,172,695	52,887,359
Dilutive effects of assumed conversions and exercise of stock options and warrants	572,308	997,184	1,236,598
Weighted average common and dilutive potential common shares outstanding	54,103,074	54,169,879	54,123,957
Net income available to common stockholders	$149,180	$136,877	$93,030
Diluted earnings per common share	$2.76	$2.53	$1.72

NOTE 20.	RELATED PARTY TRANSACTIONS

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2019 and 2018 in the amount of $24.7 million and $5.4 million, respectively. Related party deposits totaled $5.9 million and $6.6 million at December 31, 2019 and 2018, respectively.

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

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $22,924,000 and $14,942,000 during the years ended December 31, 2019 and 2018, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $432,000 and $775,000 was recognized during the years ended December 31, 2019 and 2018, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan foreclosure for $103,000 classified as OREO as of December 31, 2019, compared to $360,000 as of December 31, 2018.

One residential real estate loan for $287,000 was in the process of being foreclosed as of December 31, 2019.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury securities	$-	$49,210	$-	$49,210
Government agency securities		18,386		18,386
Mortgage-backed securities	-	474,054	-	474,054
State and municipal securities	-	57,272	-	57,272
Corporate debt	-	153,881	6,596	160,477
Total assets at fair value	$-	$752,803	$6,596	$759,399

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury securities	$-	$58,428	$-	$58,428
Government agency securities		18,565		18,565
Mortgage-backed securities	-	304,304	-	304,304
State and municipal securities	-	105,994	-	105,994
Corporate debt	-	96,375	6,518	102,893
Total assets at fair value	$-	$583,666	$6,518	$590,184

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	-	$33,344	$33,344
Other real estate owned and repossessed assets	-	-	8,178	8,178
Total assets at fair value	-	-	$41,522	$41,522

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$30,463	$30,463
Other real estate owned	-	-	5,169	5,169
Total assets at fair value	$-	$-	$35,632	$35,632

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

The carrying amount, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and December 31, 2018 are presented in the following table. This table includes those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$530,127	$530,127	$458,050	$458,050

Level 2 Inputs:
Debt securities available for sale	$752,803	$752,803	$583,666	$583,666
Equity securities	-	-	894	894
Federal funds sold	100,473	100,473	223,845	223,845
Mortgage loans held for sale	6,302	6,312	120	121

Level 3 Inputs:
Debt securities available for sale	$6,596	$6,596	$6,518	$6,518
Debt securities held to maturity	250	250	-	-
Loans, net	7,184,867	7,132,542	6,464,899	6,398,604

Financial Liabilities:
Level 2 Inputs:
Deposits	$7,530,433	$7,534,984	$6,915,708	$6,910,176
Federal funds purchased	470,749	470,749	288,725	288,725
Other borrowings	64,703	65,048	64,666	64,613

NOTE 22.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2019 and 2018 and the condensed statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017.

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$10,071	$9,034
Investment in subsidiary	904,958	778,112
Other assets	1,238	239
Total assets	$916,267	$787,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,703	$64,666
Other liabilities	9,384	8,018
Total liabilities	74,087	72,684
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,623,740 shares issued and outstanding at December 31, 2019 and 53,375,195 shares issued and outstanding at December 31, 2018	54	53
Additional paid-in capital	219,766	218,521
Retained earnings	616,611	500,868
Accumulated other comprehensive (loss) income	5,749	(4,741)
Total stockholders' equity	842,180	714,701
Total liabilities and stockholders' equity	$916,267	$787,385

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(In Thousands)

	2019	2018	2017
Income:
Dividends received from subsidiary	$37,000	$23,000	$6,500
Other income	-	176	2
Total income	37,000	23,176	6,502
Expense:
Other expenses	2,930	2,933	2,260
Total expenses	2,930	2,933	2,260
Equity in undistributed earnings of subsidiary	115,110	116,634	88,788
Net income	149,180	136,877	93,030
Dividends on preferred stock	-	-	-
Net income available to common stockholders	$149,180	$136,877	$93,030

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In Thousands)

	2019	2018	2017
Operating activities
Net income	$149,180	$136,877	$93,030
Adjustments to reconcile net income to net cash provided by operating activities:
Other	38	(1,181)	(314)
Equity in undistributed earnings of subsidiary	(115,110)	(116,634)	(88,788)
Net cash provided by operating activities	34,108	19,062	3,928
Investing activities
Investment in subsidiary	-	-	-
Other	(1,000)	275	-
Net cash used in investing activities	(1,000)	275	-
Financing activities
Proceeds from issuance of subordinated notes	-	-	29,943
Redemption of subordinated notes	-	-	(20,000)
Dividends paid on common stock	(32,071)	(20,194)	(10,040)
Net cash provided by financing activities	(32,071)	(20,194)	(97)
Increase (decrease) in cash and cash equivalents	1,037	(857)	3,831
Cash and cash equivalents at beginning of year	9,034	9,891	6,060
Cash and cash equivalents at end of year	$10,071	$9,034	$9,891

NOTE 23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2019 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$93,699	$97,787	$101,130	$98,187
Interest expense	24,921	27,702	28,125	22,410
Net interest income	68,778	70,085	73,005	75,777
Provision for loan losses	4,885	4,884	6,985	5,884
Net income available to common stockholders	35,010	35,602	37,563	41,005
Net income per common share, basic	$0.65	$0.67	$0.70	$0.77
Net income per common share, diluted	$0.65	$0.66	$0.69	$0.76

	2018 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$74,009	$78,396	$84,058	$90,164
Interest expense	11,573	13,874	17,195	21,306
Net interest income	62,436	64,522	66,863	68,858
Provision for loan losses	4,139	4,121	6,624	6,518
Net income available to common stockholders	32,603	33,509	34,560	36,205
Net income per common share, basic	$0.61	$0.63	$0.65	$0.68
Net income per common share, diluted	$0.60	$0.62	$0.64	$0.67

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2019.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders.

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

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).

4.3	Description of Capital Stock

10.1*	2005 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

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

10.7*

Note Purchase Agreement, dated July 15, 2015 between the Company and the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2015).

10.8*

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

10.16*

Second Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 17, 2018).

10.17*

Third Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.18*	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.19*	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* denotes management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	Chairman, President, Chief	February 25, 2020
Thomas A. Broughton, III	Executive Officer and Director
(Principal Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 25, 2020
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Director	February 25, 2020
Irma L. Tuder

*	Director	February 25, 2020
Michael D. Fuller

*	Director	February 25, 2020
James J. Filler

*	Director	February 25, 2020
Joseph R. Cashio

*	Director	February 25, 2020
Hatton C. V. Smith

*	Director	February 25, 2020
Christopher J. Mettler

_________________

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee
William M. Foshee
Attorney-in-Fact
February 25, 2020