Form 10-K/A
period 2019-12-31
ServisFirst Bancshares, Inc.
filed 2020-03-27
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

ServisFirst Bancshares, Inc., a Delaware corporation, together with its subsidiaries, including ServisFirst Bank, the “Company”, which may also be referred to as “we”, “our”, “us”, “ServisFirst Bancshares”, and “ServisFirst”, is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 25, 2020 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of including in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2017, which was inadvertently omitted from the Original Filing.  This addition to the Consolidated Statements of Cash Flows does not affect Dixon Hughes Goodman LLP’s unqualified opinion on our consolidated financial statements included in the Original Form 10-K and this Amendment.

The Amendment includes the Consent of Independent Registered Public Accounting Firm in Exhibit 23 and updates Part IV, Item 15 of the Original Filing to include new certifications of our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Original Filing or modify or update in any way disclosures made in the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Original Filing and any other Company filings with the Securities and Exchange Commission made subsequent to the Original Filing.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulations S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Reportof Independent Registered Public Accounting Firm

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

Atlanta, Georgia

February 25, 2020

Reportof Independent Registered Public Accounting Firm

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 25, 2020

SERVISFIRSTBANCSHARES, INC. AND SUBSIDIARIES

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

SERVISFIRSTBANCSHARES, INC. AND SUBSIDIARIES

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

SERVISFIRSTBANCSHARES, INC. AND SUBSIDIARIES

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

SERVISFIRSTBANCSHARES, INC. AND SUBSIDIARIES

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

See Notes to Consolidated Financial Statements.

SERVISFIRSTBANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$149,243	$136,940	$93,092
Adjustments to reconcile net income to net cash provided by
Deferred tax expense (benefit)	(1,077)	(14,255)	14,048
Provision for loan losses	22,638	21,402	23,225
Depreciation	3,682	3,378	2,568
Accretion on acquired loans	(90)	(163)	(464)
Amortization of core deposit intangible	270	270	277
Net amortization of debt securities available for sale	3,095	2,843	4,019
Increase in accrued interest and dividends receivable	(2,192)	(3,409)	(4,860)
Stock-based compensation expense	1,100	851	1,170
Increase in accrued interest payable	1,553	5,410	570
Proceeds from sale of mortgage loans held for sale	135,359	106,806	136,259
Originations of mortgage loans held for sale	(137,190)	(99,683)	(132,208)
Net gain on sale of debt securities available for sale	(27)	(15)	-
Gain on sale of equity securities	-	(175)	-
Gain on sale of mortgage loans held for sale	(4,361)	(2,784)	(3,835)
Net (gain) loss on sale of other real estate owned and repossessed assets	(122)	21	(33)
Write down of other real estate owned and repossessed assets	287	664	23
Operating losses of tax credit partnerships	8	163	79
Increase in cash surrender value of life insurance contracts	(3,746)	(3,130)	(3,131)
Net change in other assets, liabilities, and other operating activities	(4,155)	13,167	(12,335)
Net cash provided by operating activities	164,275	168,301	118,464
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(293,832)	(156,815)	(83,004)
Proceeds from maturities, calls and paydowns of debt securities available for sale	97,732	91,787	84,637
Proceeds from sale of debt securities available for sale	38,453	5,736	3,500
Purchase of debt securities held to maturity	(250)	-	(66,002)
Purchase of equity securities	-	-	(10)
Proceeds from sale of equity securities	-	304	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	-	250	6,227
Purchase of BOLI contracts	(75,000)	-	(10,000)
Increase in loans	(754,533)	(696,701)	(957,975)
Purchase of premises and equipment	(2,356)	(2,300)	(21,154)
Expenditures to complete construction of other real estate owned	-	(7)	-
Proceeds from sale of other real estate owned and repossessed assets	1,437	3,272	1,533
Net cash used in investing activities	(988,349)	(754,474)	(1,042,248)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	192,538	117,015	158,721
Net increase in interest-bearing deposits	422,187	707,019	512,642
Net increase (decrease) in federal funds purchased	182,024	(13,072)	(54,147)
Proceeds from issuance of 4.5% Subordinated Notes due November 8, 2027, net of issuance cost	-	-	29,943
Repayment of 5.5% Subordinated Notes due November 9, 2022	-	-	(20,000)
Repayment of Federal Home Loan Bank advances	-	(200)	(400)
Proceeds from sale of preferred stock, net	-	-	125
Proceeds from exercise of stock options	2,123	2,337	1,911
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,977)	(2,360)	(1,320)
Dividends paid on common stock	(24,053)	(20,194)	(10,040)
Dividends paid on preferred stock	(63)	(63)	(62)
Net cash provided by financing activities	772,779	790,482	617,373
Net (decrease) increase in cash and cash equivalents	(51,295)	204,309	(306,411)
Cash and cash equivalents at beginning of period	681,895	477,586	783,997
Cash and cash equivalents at end of period	$630,600	$681,895	$477,586
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$101,605	$58,538	$34,763
Income taxes	42,232	30,547	42,586
Income tax refund	(86)	(2)	(492)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$4,611	$3,080	$4,685
Internally financed sale of other real estate owned	-	662	1,449
Dividends declared	9,384	8,018	2,649

See Notes to Consolidated Financial Statements.

SERVISFIRSTBANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).

4.3^	Description of Capital Stock

10.1*	2005 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

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

10.18*	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.19*	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

21^	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24^	Power of Attorney

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Documents

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* denotes management contract or compensatory plan or arrangement ^ filed with Original Filing

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: March __, 2020

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