Form 10-Q
period 2020-03-31
ServisFirst Bancshares, Inc.
filed 2020-04-30
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 27, 2020
Common stock, $.001 par value	53,844,009

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$80,461	$78,618
Interest-bearing balances due from depository institutions	297,943	451,509
Federal funds sold	306,127	100,473
Cash and cash equivalents	684,531	630,600
Available for sale debt securities, at fair value	826,782	759,399
Held to maturity debt securities (fair value of $250 at March 31, 2020 and December 31, 2019)	250	250
Mortgage loans held for sale	6,747	6,312
Loans	7,568,836	7,261,451
Less allowance for loan losses	(85,414)	(76,584)
Loans, net	7,483,422	7,184,867
Premises and equipment, net	55,992	56,496
Accrued interest and dividends receivable	25,314	26,262
Deferred tax assets, net	23,723	25,566
Other real estate owned and repossessed assets	7,448	8,178
Bank owned life insurance contracts	210,847	209,395
Goodwill and other identifiable intangible assets	14,111	14,179
Other assets	25,715	26,149
Total assets	$9,364,882	$8,947,653
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,925,626	$1,749,879
Interest-bearing	5,907,029	5,780,554
Total deposits	7,832,655	7,530,433
Federal funds purchased	543,623	470,749
Other borrowings	64,707	64,703
Accrued interest payable	12,399	11,934
Other liabilities	29,613	27,152
Total liabilities	8,482,997	8,104,971
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,844,009 shares issued and outstanding at March 31, 2020, and 53,623,740 shares issued and outstanding at December 31, 2019	54	54
Additional paid-in capital	221,901	219,766
Retained earnings	641,980	616,611
Accumulated other comprehensive income	17,448	5,749
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	881,383	842,180
Noncontrolling interest	502	502
Total stockholders' equity	881,885	842,682
Total liabilities and stockholders' equity	$9,364,882	$8,947,653

(1) derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2020	2019
Interest income:
Interest and fees on loans	$89,385	$85,524
Taxable securities	5,154	3,746
Nontaxable securities	233	446
Federal funds sold	277	1,219
Other interest and dividends	1,718	2,764
Total interest income	96,767	93,699
Interest expense:
Deposits	16,745	22,145
Borrowed funds	2,382	2,776
Total interest expense	19,127	24,921
Net interest income	77,640	68,778
Provision for loan losses	13,584	4,885
Net interest income after provision for loan losses	64,056	63,893
Noninterest income:
Service charges on deposit accounts	1,916	1,702
Mortgage banking	1,071	575
Credit cards	1,765	1,576
Increase in cash surrender value life insurance	1,453	762
Other operating income	469	329
Total noninterest income	6,674	4,944
Noninterest expense:
Salaries and employee benefits	15,658	14,265
Equipment and occupancy	2,400	2,259
Third party processing and other services	3,345	2,411
Professional services	948	994
FDIC and other regulatory assessments	1,332	1,019
Other real estate owned	601	22
Other operating expense	3,636	4,358
Total noninterest expense	27,920	25,328
Income before income taxes	42,810	43,509
Provision for income taxes	8,032	8,499
Net income	34,778	35,010
Dividends on preferred stock	-	-
Net income available to common stockholders	$34,778	$35,010
Basic earnings per common share	$0.65	$0.65
Diluted earnings per common share	$0.64	$0.65

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2020	2019
Net income	$34,778	$35,010
Other comprehensive income, net of tax:
Unrealized net holding gains arising during period from securities available for sale, net of tax of $3,110 and $1,002 for 2020 and 2019, respectively	11,699	3,772
Comprehensive income	$46,477	$38,782

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)
	Three Months Ended March 31,
						Accumulated
				Additional		Other		Total
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income (loss)	Interest	Equity
Balance, January 1, 2019	53,375,195	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends declared, $0.15 per share	-	-	-	-	(8,025)	-	-	(8,025)
Issue restricted shares pursuant to stock incentives	2,700	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	117,313	-	-	797	-	-	-	797
45,187 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,453)	-	-	-	(1,453)
Stock-based compensation expense	-	-	-	282	-	-	-	282
Other comprehensive income, net of tax	-	-	-	-	-	3,772	-	3,772
Net income	-	-	-	-	35,010	-	-	35,010
Balance, March 31, 2019	53,495,208	$-	$53	$218,147	$527,853	$(969)	$502	$745,586

Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends declared, $0.175 per share	-	-	-	-	(9,409)	-	-	(9,409)
Issue restricted shares pursuant to stock incentives	15,300	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	204,969	-	-	2,261	-	-	-	2,261
11,031 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(403)	-	-	-	(403)
Stock-based compensation expense	-	-	-	277	-	-	-	277
Other comprehensive income, net of tax	-	-	-	-	-	11,699	-	11,699
Net income	-	-	-	-	34,778	-	-	34,778
Balance, March 31, 2020	53,844,009	$-	$54	$221,901	$641,980	$17,448	$502	$881,885

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$34,778	$35,010
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit) expense	(1,267)	1,068
Provision for loan losses	13,584	4,885
Depreciation	921	917
Accretion on acquired loans	-	(91)
Amortization of core deposit intangible	68	68
Net amortization of debt securities available for sale	966	626
Decrease (increase) in accrued interest and dividends receivable	948	(2,928)
Stock-based compensation expense	277	282
Increase in accrued interest payable	465	1,095
Proceeds from sale of mortgage loans held for sale	36,308	15,581
Originations of mortgage loans held for sale	(35,672)	(16,109)
Gain on sale of mortgage loans held for sale	(1,071)	(575)
Net (gain) loss on sale of other real estate owned and repossessed assets	(24)	2
Write down of other real estate owned and repossessed assets	587	20
Operating losses of tax credit partnerships	3	35
Increase in cash surrender value of life insurance contracts	(1,453)	(762)
Net change in other assets, liabilities, and other operating activities	2,814	2,550
Net cash provided by operating activities	52,232	41,674
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(80,149)	(65,507)
Proceeds from maturities, calls and paydowns of debt securities available for sale	26,778	28,469
Purchase of debt securities held to maturity	-	(250)
Investment in tax credit partnership and SBIC	(111)	-
Increase in loans	(312,426)	(129,977)
Purchase of premises and equipment	(417)	(759)
Proceeds from sale of other real estate owned and repossessed assets	454	48
Net cash used in investing activities	(365,871)	(167,976)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	175,747	15,362
Net increase in interest-bearing deposits	126,475	152,596
Net increase in federal funds purchased	72,874	84,653
Proceeds from exercise of stock options	2,261	797
Taxes paid in net settlement of tax obligation upon exercise of stock options	(403)	(1,453)
Dividends paid on common stock	(9,384)	(8,019)
Net cash provided by financing activities	367,570	243,936
Net increase in cash and cash equivalents	53,931	117,634
Cash and cash equivalents at beginning of period	630,600	681,895
Cash and cash equivalents at end of period	$684,531	$799,529
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$18,662	$23,826
Income taxes	400	1,533
Income tax refund	-	(2)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$287	$381
Dividends declared	9,409	8,025

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2019.

All reported amounts are in thousands except share and per share data.

Allowance for Loan Losses

The Company was prepared to fully adopt Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)” as of January 1, 2020 prior to the COVID-19 outbreak and subsequent passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020, which provided financial institutions with the option to delay adoption of ASU 2016-13.  The Company has decided to delay its adoption until the earlier of the date on which the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020.

The allowance for loan losses as of March 31, 2020 is determined under the Company’s incurred loss model. Qualitative adjustments were made to the amount of the allowance to take into effect management’s estimates of the COVID-19 pandemic’s impact on the local and regional markets which the Company operates. Further discussion of the allowance for loan losses is included in Note 5 – Loans.

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

	Three Months Ended March 31,
	2020	2019
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,704,224	53,465,091
Net income available to common stockholders	$34,778	$35,010
Basic earnings per common share	$0.65	$0.65

Weighted average common shares outstanding	53,704,224	53,465,091
Dilutive effects of assumed conversions and exercise of stock options and warrants	463,190	611,447
Weighted average common and dilutive potential common shares outstanding	54,167,414	54,076,538
Net income available to common stockholders	$34,778	$35,010
Diluted earnings per common share	$0.64	$0.65

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2020 and December 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2020	(In Thousands)
Available for sale debt securities
U.S. Treasury Securities	$48,956	$826	$-	$49,782
Government Agency Securities	18,188	405	-	18,593
Mortgage-backed securities	529,126	17,305	-	546,431
State and municipal securities	50,989	353	(14)	51,328
Corporate debt	157,496	3,652	(500)	160,648
Total	$804,755	$22,541	$(514)	$826,782
Held to maturity debt securities
State and municipal securities	$250	$-	$-	$250
Total	$250	$-	$-	$250

December 31, 2019
Available for sale debt securities
U.S. Treasury Securities	$48,923	$291	$(4)	$49,210
Government Agency Securities	18,245	143	(2)	18,386
Mortgage-backed securities	470,513	4,859	(1,318)	474,054
State and municipal securities	56,951	335	(14)	57,272
Corporate debt	157,549	3,098	(170)	160,477
Total	$752,181	$8,726	$(1,508)	$759,399
Held to maturity debt securities
State and municipal securities	$250	$-	$-	$250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of March 31, 2020 and December 31, 2019 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty.  Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale debt securities
Due within one year	$59,924	$60,306	$58,722	$58,975
Due from one to five years	83,414	84,963	90,034	91,005
Due from five to ten years	130,876	133,641	129,501	131,914
Due after ten years	1,415	1,441	3,411	3,451
Mortgage-backed securities	529,126	546,431	470,513	474,054
	$804,755	$826,782	$752,181	$759,399

Held to maturity debt securities
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The following table identifies, as of March 31, 2020 and December 31, 2019, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.  At March 31, 2020, 4 of the Company’s 678 debt securities had been in an unrealized loss position for 12 or more months.  The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.  Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2020
State and municipal securities	$(10)	$3,582	$(4)	$721	$(14)	$4,303
Corporate debt	(500)	15,478	-	-	(500)	15,478
Total	$(510)	$19,060	$(4)	$721	$(514)	$19,781

December 31, 2019
U.S. Treasury Securities	$(4)	$3,012	$-	$-	$(4)	$3,012
Government Agency Securities	(2)	266	-	-	(2)	266
Mortgage-backed securities	(1,206)	153,330	(112)	24,911	(1,318)	178,241
State and municipal securities	(4)	1,900	(10)	2,647	(14)	4,547
Corporate debt	(170)	19,981	-	-	(170)	19,981
Total	$(1,386)	$178,489	$(122)	$27,558	$(1,508)	$206,047

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $437.6 million and $389.9 million as of March 31, 2020 and December 31, 2019, respectively.

NOTE 5 – LOANS

The following table details the Company’s loans at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,771,307	$2,696,210
Real estate - construction	548,578	521,392
Real estate - mortgage:
Owner-occupied commercial	1,678,532	1,587,478
1-4 family mortgage	675,870	644,188
Other mortgage	1,834,137	1,747,394
Subtotal: Real estate - mortgage	4,188,539	3,979,060
Consumer	60,412	64,789
Total Loans	7,568,836	7,261,451
Less: Allowance for loan losses	(85,414)	(76,584)
Net Loans	$7,483,422	$7,184,867

Commercial, financial and agricultural	36.61%	37.13%
Real estate - construction	7.25%	7.18%
Real estate - mortgage:
Owner-occupied commercial	22.18%	21.86%
1-4 family mortgage	8.93%	8.87%
Other mortgage	24.23%	24.07%
Subtotal: Real estate - mortgage	55.34%	54.80%
Consumer	0.80%	0.89%
Total Loans	100.00%	100.00%

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

Loans by credit quality indicator as of March 31, 2020 and December 31, 2019 were as follows:

		Special
March 31, 2020	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,708,845	$17,902	$44,560	$-	$2,771,307
Real estate - construction	542,659	4,136	1,783	-	548,578
Real estate - mortgage:
Owner-occupied commercial	1,658,909	11,014	8,609	-	1,678,532
1-4 family mortgage	671,407	2,080	2,383	-	675,870
Other mortgage	1,824,825	7,557	1,755	-	1,834,137
Total real estate - mortgage	4,155,141	20,651	12,747	-	4,188,539
Consumer	60,403	-	9	-	60,412
Total	$7,467,048	$42,689	$59,099	$-	$7,568,836

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial, financial and agricultural	$2,629,487	$46,176	$20,547	$-	$2,696,210
Real estate - construction	512,373	4,731	4,288	-	521,392
Real estate - mortgage:
Owner-occupied commercial	1,555,283	18,240	13,955	-	1,587,478
1-4 family mortgage	639,959	2,787	1,442	-	644,188
Other mortgage	1,735,869	10,018	1,507	-	1,747,394
Total real estate - mortgage	3,931,111	31,045	16,904	-	3,979,060
Consumer	64,789	-	-	-	64,789
Total	$7,137,760	$81,952	$41,739	$-	$7,261,451

Loans by performance status as of March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,756,132	$15,175	$2,771,307
Real estate - construction	546,774	1,804	548,578
Real estate - mortgage:
Owner-occupied commercial	1,668,297	10,235	1,678,532
1-4 family mortgage	674,134	1,736	675,870
Other mortgage	1,829,244	4,893	1,834,137
Total real estate - mortgage	4,171,675	16,864	4,188,539
Consumer	60,387	25	60,412
Total	$7,534,968	$33,868	$7,568,836

December 31, 2019	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial
and agricultural	$2,681,280	$14,930	$2,696,210
Real estate - construction	519,803	1,589	521,392
Real estate - mortgage:
Owner-occupied commercial	1,576,652	10,826	1,587,478
1-4 family mortgage	641,875	2,313	644,188
Other mortgage	1,740,963	6,431	1,747,394
Total real estate - mortgage	3,959,490	19,570	3,979,060
Consumer	64,766	23	64,789
Total	$7,225,339	$36,112	$7,261,451

Loans by past due status as of March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$1,859	$211	$45	$2,115	$15,130	$2,754,062	$2,771,307
Real estate - construction	-	-	-	-	1,804	546,774	548,578
Real estate - mortgage:
Owner-occupied commercial	2,389	1,778	-	4,167	10,235	1,664,130	1,678,532
1-4 family mortgage	2,191	-	-	2,191	1,736	671,943	675,870
Other mortgage	-	-	4,893	4,893	-	1,829,244	1,834,137
Total real estate - mortgage	4,580	1,778	4,893	11,251	11,971	4,165,317	4,188,539
Consumer	83	31	16	130	9	60,273	60,412
Total	$6,522	$2,020	$4,954	$13,496	$28,914	$7,526,426	$7,568,836

December 31, 2019	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$3,135	$344	$201	$3,680	$14,729	$2,677,801	$2,696,210
Real estate - construction	830	-	-	830	1,589	518,973	521,392
Real estate - mortgage:
Owner-occupied commercial	917	7,242	-	8,159	10,826	1,568,493	1,587,478
1-4 family mortgage	1,638	567	873	3,078	1,440	639,670	644,188
Other mortgage	-	-	4,924	4,924	1,507	1,740,963	1,747,394
Total real estate - mortgage	2,555	7,809	5,797	16,161	13,773	3,949,126	3,979,060
Consumer	35	25	23	83	-	64,706	64,789
Total	$6,555	$8,178	$6,021	$20,754	$30,091	$7,210,606	$7,261,451

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

External Qualitative Factors. The determination of the portion of the allowance for loan losses relating to external qualitative factors is based on consideration of the following factors: gross domestic product growth rate, changes in prime rate, delinquency trends, peer delinquency trends, year over year loan growth and state unemployment rate trends. Data for the three most recent periods is utilized in the calculation for each external qualitative component. The factors have a consistent weighted methodology to calculate the amount of allowance due to external qualitative factors. Overall macroeconomic conditions and uncertainty due to COVID-19 resulted in an increased provision for loans losses related to external qualitative factors of $6.7 million at March 31, 2020.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three months ended March 31, 2020 and March 31, 2019.  The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Charge-offs	(2,640)	(454)	(1,678)	(58)	(4,830)
Recoveries	62	1	1	12	76
Provision	7,692	1,442	4,384	66	13,584
Balance at March 31, 2020	$48,780	$3,757	$32,360	$517	$85,414

	Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(3,037)	-	(50)	(218)	(3,305)
Recoveries	12	1	7	7	27
Provision	3,468	72	1,246	99	4,885
Balance at March 31, 2019	$39,459	$3,595	$26,711	$442	$70,207

	As of March 31, 2020
Allowance for loan losses:
Individually Evaluated for Impairment	$8,840	$351	$931	$-	$10,122
Collectively Evaluated for Impairment	39,940	3,406	31,429	517	75,292

Loans:
Ending Balance	$2,771,307	$548,578	$4,188,539	$60,412	$7,568,836
Individually Evaluated for Impairment	44,868	1,834	13,815	9	60,526
Collectively Evaluated for Impairment	2,726,439	546,744	4,174,724	60,403	7,508,310

	As of December 31, 2019
Allowance for loan losses:
Individually Evaluated for Impairment	$6,085	$86	$3,633	$-	$9,804
Collectively Evaluated for Impairment	37,581	2,682	26,020	497	66,780

Loans:
Ending Balance	$2,696,210	$521,392	$3,979,060	$64,789	$7,261,451
Individually Evaluated for Impairment	20,843	4,320	17,985	-	43,148
Collectively Evaluated for Impairment	2,675,367	517,072	3,961,075	64,789	7,218,303

The following table presents details of the Company’s impaired loans as of March 31, 2020 and December 31, 2019, respectively.  Loans which have been fully charged off do not appear in the table.

	March 31, 2020
				For the three months
				ended March 31, 2020
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$12,360	$12,360	$-	$12,352	$176
Real estate - construction	30	34	-	35	-
Real estate - mortgage:
Owner-occupied commercial	2,195	2,291	-	2,299	33
1-4 family mortgage	717	717	-	735	1
Other mortgage	1,701	1,701	-	1,731	18
Total real estate - mortgage	4,613	4,709	-	4,765	52
Consumer	9	9	-	9	-
Total with no allowance recorded	17,012	17,112	-	17,161	228

With an allowance recorded:
Commercial, financial and agricultural	32,508	32,775	8,840	33,186	239
Real estate - construction	1,804	1,882	351	2,749	-
Real estate - mortgage:
Owner-occupied commercial	7,487	12,127	827	12,159	5
1-4 family mortgage	1,662	1,822	104	1,526	4
Other mortgage	53	53	-	156	2
Total real estate - mortgage	9,202	14,002	931	13,841	11
Consumer	-	-	-	-	-
Total with allowance recorded	43,514	48,659	10,122	49,776	250

Total Impaired Loans:
Commercial, financial and agricultural	44,868	45,135	8,840	45,538	415
Real estate - construction	1,834	1,916	351	2,784	-
Real estate - mortgage:
Owner-occupied commercial	9,682	14,418	827	14,458	38
1-4 family mortgage	2,379	2,539	104	2,261	5
Other mortgage	1,754	1,754	-	1,887	20
Total real estate - mortgage	13,815	18,711	931	18,606	63
Consumer	9	9	-	9	-
Total impaired loans	$60,526	$65,771	$10,122	$66,937	$478

	December 31, 2019
				For the twelve months
				ended December 31, 2019
					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	In Period
	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$9,015	$10,563	$-	$11,284	$562
Real estate - construction	2,731	2,735	-	2,063	126
Real estate - mortgage:
Owner-occupied commercial	7,150	7,246	-	7,548	618
1-4 family mortgage	287	287	-	289	2
Total real estate - mortgage	7,437	7,533	-	7,837	620
Consumer	-	-	-	-	-
Total with no allowance recorded	19,183	20,831	-	21,184	1,308

With an allowance recorded:
Commercial, financial and agricultural	11,828	19,307	6,085	19,714	395
Real estate - construction	1,589	1,589	86	1,614	27
Real estate - mortgage:
Owner-occupied commercial	7,888	11,028	2,456	13,627	301
1-4 family mortgage	1,153	1,153	176	1,157	1
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	10,548	13,688	3,633	16,252	323
Consumer	-	-	-	-	-
Total with allowance recorded	23,965	34,584	9,804	37,580	745

Total Impaired Loans:
Commercial, financial and agricultural	20,843	29,870	6,085	30,998	957
Real estate - construction	4,320	4,324	86	3,677	153
Real estate - mortgage:
Owner-occupied commercial	15,038	18,274	2,456	21,175	919
1-4 family mortgage	1,440	1,440	176	1,446	3
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	17,985	21,221	3,633	24,089	943
Total impaired loans	$43,148	$55,415	$9,804	$58,764	$2,053

As of March 31, 2020, the Company had executed 730 loan modifications with payment deferrals on outstanding loan balances of $574.7 million in connection with the COVID-19 relief provided by the CARES Act.  Of these 730 payment deferrals, 720 were principal only deferrals totaling $547.8 million, five were interest only deferrals totaling $18.3 million and five were principal and interest deferrals totaling $8.6 million.  These deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Troubled Debt Restructurings (“TDR”) at March 31, 2020, December 31, 2019 and March 31, 2019 totaled $2.4 million, $3.3 million and $12.3 million, respectively.  The portion of those TDRs accruing interest at March 31, 2020, December 31, 2019 and March 31, 2019 totaled $2.4 million, $3.3 million and $2.7 million, respectively.  At March 31, 2020, the Company had a related allowance for loan losses of $223,000 allocated to TDRs, compared to $929,000 million at December 31, 2019 and $2.6 million at March 31, 2019.  One commercial loan totaling $350,000 was newly classified as a TDR and there were no renewals of existing TDRs for the three months ended March 31, 2020.   There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2019.

2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$350	$350
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate mortgage	-	-	-
Consumer	-	-	-
	1	$350	$350

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three months ended March 31, 2020.  There were two commercial loans totaling $325,000 which were modified in the previous twelve months which defaulted during the three months ended March 31, 2019.  For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment.  The leases have remaining terms up to 9 years.  At March 31, 2020, the Company had lease right-of-use assets and lease liabilities totaling $12.5 million and $12.6 million, respectively, compared to $12.3 and $13.4 million, respectively at December 31, 2019 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

March 31, 2020
(In Thousands)
2020 (remaining)	$2,544
2021	2,688
2022	2,655
2023	2,181
2024	1,180
thereafter	2,570
Total lease payments	13,818
Less: imputed interest	(1,224)
Present value of operating lease liabilities	$12,594

As of March 31, 2020, the weighted average remaining term of operating leases is 5.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.19%.

Operating cash flows related to leases were $852,000 and $781,000 for the three months ended March 31, 2020 and 2019, respectively.

Lease costs during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$873	$840
Short-term lease cost	16	9
Variable lease cost	44	38
Sublease income	(16)	(6)
Net lease cost	$917	$881

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2020, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $276,000 and $282,000 for the three months ended March 31, 2020 and 2019, respectively.

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

2019
Expected volatility	40.00%
Expected dividends	1.76%
Expected term (in years)	6.3
Risk-free rate	2.61%

There were no grants of stock options during the three months ended March 31, 2020.  The weighted average grant-date fair value of options granted during the three months ended March 31, 2019 was $12.20.

The following table summarizes stock option activity during the three months ended March 31, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2020:
Outstanding January 1, 2020	965,248	$15.19	4.9	$21,911
Granted	-	-	-	-
Exercised	(216,000)	10.47	3.3	4,072
Forfeited	(18,000)	30.79	6.9	26
Outstanding March 31, 2020	731,248	17.68	5.4	$12,969

Exercisable March 31, 2020	210,500	$16.54	5.0	$7,146

Three Months Ended March 31, 2019:
Outstanding January 1, 2019	1,238,748	$13.02	5.2	$23,355
Granted	6,000	34.09	9.8	(2)
Exercised	(162,500)	4.59	1.7	4,384
Forfeited	-	-	-	-
Outstanding March 31, 2019	1,082,248	14.41	6.3	$21,318

Exercisable March 31, 2019	354,800	$8.40	4.0	$9,356

As of March 31, 2020, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options.  The cost is expected to be recognized on the straight-line method over the next 1.7 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period.  As of March 31, 2020, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 3.0 years of the restricted stock’s vesting period.

	Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2020:
Non-vested at January 1, 2020	71,290	$31.53
Granted	15,300	39.45
Vested	(8,376)	18.64
Forfeited	-	-
Non-vested at March 31, 2020	78,214	34.46

Three Months Ended March 31, 2019:
Non-vested at January 1, 2019	44,076	$28.94
Granted	2,700	34.09
Vested	(5,200)	20.31
Forfeited	-	-
Non-vested at March 31, 2019	41,576	30.35

NOTE 8 - DERIVATIVES

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis.  When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period.  In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor.  The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives.  The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2020 and December 31, 2019 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminated, added and modified certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, however, entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 was effective for the Company beginning January 1, 2020. As ASU 2018-13 only revised disclosure requirements, it has no material impact on the Company’s Consolidated Financial Statements.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), passed by Congress and signed into law by the President on March 27, 2020, gave financial institutions the option to delay adoption of ASU 2016-13. The Company decided to delay its adoption of the Update until the earlier of the date the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective adoption date of January 1, 2020.

The Company’s CECL implementation team includes leadership from Accounting, Credit Administration and Risk Management. This group works closely with a third-party software solution vendor providing expertise in CECL modeling techniques to develop expected credit loss estimation models. Loans with similar risk characteristics have been evaluated in pools and, depending on the nature of each identified pool, the Company utilized a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product.

CECL parallel comparisons were performed at March 31, 2020 and the Company estimates an increase in its allowance for loan losses under CECL by approximately 10%.  The Company forecasted an immediate reversion to longer term average historical loss experience for the reasonable and supportable forecast due to the current level of uncertainty and unprecedented effect of COVID-19 as well as the corresponding response from the federal government through the CARES Act.  Qualitative factors were adjusted for a higher level of risk associated with economic conditions with a mitigating adjustment for the regulatory environment.

Credit losses for loans that no longer share similar risk characteristics were estimated on an individual basis. Individual evaluations were performed for nonaccrual loans, loans rated substandard, and modified loans classified as troubled debt restructurings. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

The estimation methodology for credit losses on lending-related commitments were similar to the process for estimating credit losses for loans, with the addition of a probability of draw estimate that will be applied to each commitment amount.

Based upon the nature and characteristics of our securities portfolios at March 31, 2020, the macroeconomic conditions and forecasts at that date, and other management judgments, the Company does not currently expect to record any allowance for credit losses on available for sale securities.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be effective for a limited time, starting March 12, 2020 through December 31, 2022. The Company has identified a replacement reference rate established by the American Financial Exchange. This rate is based on an active market of daily fund trading among participant banks. The Company will apply the guidance provided by this ASU in transitioning to the new reference rate.

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

Debt Securities.  Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy.  Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities.  For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors.  Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio.  As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes.  When a questionable price exists, the Company investigates further to determine if the price is valid.  If needed, other market participants may be utilized to determine the correct fair value.  The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery.  Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available.  Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. The Company bought two corporate debt securities in a private placement transactions, for which Level 2 inputs are not available.  The Company uses average observable prices of similar corporate securities owned by the Company to value the two securities and are classified in Level 3 of the hierarchy.  The range of values and weighted average value as of March 31, 2020 was 94.5744 to 106.7775 and 102.3865, respectively, observed for the Company’s other similar corporate securities.  The range of values and weighted average value as of December 31, 2019 was 98.7836 to 112.2305 and 102.2648, respectively, observed for the Company’s other similar corporate securities.

Impaired Loans.  Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable.  Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent.  Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows.  This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach.  For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated costs to sell.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral.  Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy.  Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2020 was 0% to 50% and 16.6%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2019 was 0% to 30% and 5.6%, respectively.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $5.0 million during the three months ended March 31, 2020, and $1.9 million during the three months ended March 31, 2019.

Other Real Estate Owned.  Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  Appraisals are performed by certified and licensed appraisers.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals.  The range of fair value adjustments and weighted average adjustment as of March 31, 2020 was 5% to 10% and 7.8%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2019 was 5% to 10% and 8.0%, respectively.  These measurements are classified as Level 3 within the valuation hierarchy.  A loss on the sale and write-downs of OREO of $563,000 and $22,000 was recognized during the three months ended March 31, 2020 and 2019, respectively.  These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.  OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $287,000 foreclosed and classified as OREO as of March 31, 2020, compared to one residential real estate loan foreclosure for $103,000 as of December 31, 2019.

One residential real estate loan for $600,000 was in the process of being foreclosed as of March 31, 2020 and the residential real estate loan for $287,000 mentioned above was in the process of being foreclosed as of December 31, 2019.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.  There were no liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$-	$49,782	$-	$49,782
Government agency securities	-	18,593	-	18,593
Mortgage-backed securities	-	546,431	-	546,431
State and municipal securities	-	51,328	-	51,328
Corporate debt	-	154,001	6,647	160,648
Total assets at fair value	$-	$820,135	$6,647	$826,782

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$-	$49,210	$-	$49,210
Government agency securities	-	18,386	-	18,386
Mortgage-backed securities	-	474,054	-	474,054
State and municipal securities	-	57,272	-	57,272
Corporate debt	-	153,881	6,596	160,477
Total assets at fair value	$-	$752,803	$6,596	$759,399

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.  There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$50,404	$50,404
Other real estate owned and repossessed assets	-	-	7,448	7,448
Total assets at fair value	$-	$-	$57,852	$57,852

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$33,344	$33,344
Other real estate owned	-	-	8,178	8,178
Total assets at fair value	$-	$-	$41,522	$41,522

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$378,404	$378,404	$530,127	$530,127

Level 2 inputs:
Federal funds sold	306,127	306,127	100,473	100,473
Mortgage loans held for sale	6,747	6,775	6,302	6,312

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	7,433,018	7,401,907	7,151,523	7,099,198

Financial Liabilities:
Level 2 inputs:
Deposits	$7,832,655	$7,817,647	$7,530,433	$7,534,984
Federal funds purchased	543,623	543,623	470,749	470,749
Other borrowings	64,707	64,950	64,703	65,048

NOTE 12 – SUBSEQUENT EVENTS

In light of the US and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time.  The CARES Act provides for Payroll Protection Plan (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers.  As of April 17, 2020, the Company has funded approximately 3,525 loans for a total amount of $920.3 million for clients under the PPP, and management expects to continue to participate in any extensions of the PPP by the Treasury Department.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2020 and December 31, 2019 and consolidated statements of income for the three months ended March 31, 2020 and March 31, 2019.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: the global health and economic crisis precipitated by the COVID-19 outbreak; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak, including but not limited to, the restaurant, hospitality and retail sectors; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.  The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Overview

As of March 31, 2020, we had consolidated total assets of $9.36 billion, up $417.2 million, or 4.7%, from total assets of $8.95 billion at December 31, 2019.  Total loans were $7.57 billion at March 31, 2020, up $307.4 million, or 4.2%, from $7.26 billion at December 31, 2019. Total deposits were $7.83 billion at March 31, 2020, up $302.2 million, or 4.0%, from $7.53 billion at December 31, 2019.

Net income available to common stockholders for the three months ended March 31, 2020 was $34.8 million, down $232,000, or 0.6%, from $35.0 million for the three months ended March 31, 2019.  Basic and diluted earnings per common share were $0.65 and $0.64, respectively, for the three months ended March 31, 2020, compared to $0.65 and  $0.65, respectively, for the corresponding period in 2019.  An increase in net interest income of $8.9 million for the comparative periods contributed to the increase in net income.  Partially offsetting the increase in net interest income were increases in salary expenses, other operating expenses, and provision for loan losses.  Changes in income and expenses are more fully explained in “Results of Operations” below.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change.  Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Financial Condition

Cash and Cash Equivalents

At March 31, 2020, we had $306.1 million in federal funds sold, compared to $100.5 million at December 31, 2019.  We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest.  At March 31, 2020, we had $67.4 million in balances at the Federal Reserve, compared to $61.9 million at December 31, 2019.  Our increase in federal funds sold were the result of an increase in funds sold on the American Financial Exchange during the first quarter of 2020.

Investment Securities

Debt securities available for sale totaled $826.8 million at March 31, 2020 and $759.4 million at December 31, 2019.  Investment securities held to maturity totaled $250,000 at March 31, 2020 and December 31, 2019, respectively. We had pay downs of $20.8 million on mortgage-backed securities and calls and maturities of $5.9 million and $245,000 on municipal securities and certificates of deposit, respectively during the first three months of 2020. We bought $80.2 million of mortgage-backed securities during the first three months of 2020.

The objective of our investment policy is to invest funds not otherwise needed to meet our loan demand to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure.  In doing so, we seek to balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of any deposits of public funds, maintain compliance with regulatory investment requirements, and assist certain public entities with their financial needs.  The investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous board of directors meeting, is reviewed by the board at each monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide us with needed liquidity and longer-term securities purchased to generate level income for us over periods of interest rate fluctuations.

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

Lower market interest rates resulting from the financial crisis related to the COVID-19 pandemic have caused the market values of most of our investment securities to increase.  Our unrealized gains on investments have increased from $7.2 million as of December 31, 2019 to $22.0 million as of March 31, 2020.

The Company does not invest in collateralized debt obligations (“CDOs”). We have $160.6 million of bank holding company subordinated notes.  All such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them.  All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The total investment portfolio as of March 31, 2020 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $374.3 million and $389.9 million as of March 31, 2020 and December 31, 2019, respectively.

Loans

As of March 31, 2020, the Company had executed 730 loan modifications with payment deferrals on outstanding loan balances of $574.7 million in connection with the COVID-19 relief provided by the CARES Act.  Almost all of these were principal only deferrals, were generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.  We anticipate continuing payment deferrals as provided by the CARES Act during 2020.

We had total loans of $7.57 billion at March 31, 2020, up  $307.4 million, or 4.2%, compared to $7.26 billion at December 31, 2019.  At March 31, 2020, the percentage of our total loans in each of our markets was as follows:

Percentage of Total Loans in MSA
Birmingham, AL	40.7%
Huntsville, AL	8.1%
Dothan, AL	8.8%
Montgomery, AL	5.5%
Mobile, AL	6.0%
Total Alabama MSAs	69.1%
Pensacola, FL	6.0%
West Florida (1)	4.5%
Total Florida MSAs	10.5%
Nashville, TN	10.2%
Atlanta, GA	6.2%
Charleston, SC	4.0%

Asset Quality

The Company determined to delay its adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” until the earlier of the date on which the national emergency concerning COVID-19 terminates or December 31, 2020, as outlined in the CARES Act, with an effective retrospective implementation date of January 1, 2020.  Accordingly, the Company will continue to use the incurred loss methodology to calculate the allowance for loan losses until the earlier of either event.

The allowance for loan losses, sometimes referred to as the “ALLL,” is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance for loan losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.  If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased.  Our management believes that the allowance was adequate at March 31, 2020.

Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At March 31, 2020, total loans rated Special Mention, Substandard, and Doubtful were $101.8 million, or 1.3% of total loans, compared to $123.7 million, or 1.7% of total loans, at December 31, 2019. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the ALLL to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions, including the economic distress caused by the COVID-19 pandemic and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

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

	As of and for the Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$7,568,836	$6,659,908
Average loans outstanding, net of unearned income	$7,361,149	$6,601,497
Allowance for loan losses at beginning of period	76,584	68,600
Charge-offs:
Commercial, financial and agricultural loans	2,640	3,037
Real estate - construction	454	-
Real estate - mortgage	1,678	50
Consumer loans	58	218
Total charge-offs	4,830	3,305
Recoveries:
Commercial, financial and agricultural loans	62	12
Real estate - construction	1	1
Real estate - mortgage	1	7
Consumer loans	12	7
Total recoveries	76	27
Net charge-offs	4,754	3,278
Provision for loan losses	13,584	4,885
Allowance for loan losses at period end	$85,414	$70,207
Allowance for loan losses to period end loans	1.13%	1.05%
Net charge-offs to average loans	0.26%	0.20%

		Percentage
		of loans in
		each
		category to
March 31, 2020	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$48,780	36.61%
Real estate - construction	3,757	7.25%
Real estate - mortgage	32,360	55.34%
Consumer	517	0.80%
Total	$85,414	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2019	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$43,666	37.13%
Real estate - construction	2,768	7.18%
Real estate - mortgage	29,653	54.80%
Consumer	497	0.89%
Total	$76,584	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $33.9 million at March 31, 2020 compared to $36.1 million at December 31, 2019.  Of this total, nonaccrual loans of $28.9 million at March 31, 2020 represented a net decrease of $1.2 million from nonaccrual loans at December 31, 2019.  Excluding credit card accounts, there was one loan 90 or more days past due and still accruing totaling $4.9 million at March 31, 2020, compared to one loan totaling $5.0 million at December 31, 2019.  Troubled Debt Restructurings (“TDR”) at March 31, 2020 and December 31, 2019 were $2.4 million and $3.3 million, respectively.  There was one loan newly classified as a TDR totaling $350,000 and no renewals of existing TDRs for the three months ended March 31, 2020.  There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2019.

OREO and repossessed assets decreased to $7.5 million at March 31, 2020, from $8.2 million at December 31, 2019.  The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$8,178	$5,169
Transfers from loans and capitalized expenses	287	381
Proceeds from sales	(454)	(48)
Write-downs / net gain (loss) on sales	(563)	(22)
Balance at end of period	$7,448	$5,480

The following table summarizes our nonperforming assets and TDRs at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$15,130	26	$14,729	29
Real estate - construction	1,804	4	1,588	2
Real estate - mortgage:
Owner-occupied commercial	10,235	5	10,826	3
1-4 family mortgage	1,736	9	1,440	5
Other mortgage	-	-	1,507	1
Total real estate - mortgage	11,971	14	13,773	9
Consumer	9	1	-	-
Total Nonaccrual loans:	$28,914	45	$30,090	40

90+ days past due and accruing:
Commercial, financial and agricultural	$45	3	$201	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	873	5
Other mortgage	4,893	1	4,924	1
Total real estate - mortgage	4,893	1	5,797	6
Consumer	16	4	23	8
Total 90+ days past due and accruing:	$4,954	8	$6,021	17

Total Nonperforming Loans:	$33,868	53	$36,111	57

Plus: Other real estate owned and repossessions	7,448	10	8,178	12
Total Nonperforming Assets	$41,316	63	$44,289	69

Restructured accruing loans:
Commercial, financial and agricultural	$975	3	$625	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$975	3	$625	2
Total Nonperforming assets and restructured accruing loans	$42,291	66	$44,914	71

Ratios:
Nonperforming loans to total loans	0.45%		0.50%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.55%		0.61%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.56%		0.62%

The balance of nonperforming assets can fluctuate due to changes in economic conditions.  We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible.  Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss.  Generally, payments received on nonaccrual loans are applied directly to principal.  We have adjusted our policy to continue the accrual of interest on loans which we have executed payment deferrals on in connection with the CARES Act.  These deferrals are generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Impaired Loans and Allowance for Loan Losses

As of March 31, 2020, we had impaired loans of $60.5 million inclusive of nonaccrual loans, an increase of $17.4 million from $43.1 million as of December 31, 2019.  This increase is primarily attributable to one commercial relationship classified as impaired at March 31, 2020, totaling $20.0 million.  We allocated $10.1 million of our allowance for loan losses at March 31, 2020 to these impaired loans, an increase of $0.3 million compared to $9.8 million as of December 31, 2019. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $60.5 million of impaired loans reported as of March 31, 2020, $44.9 million were commercial, financial and agricultural loans, $1.8 million were real estate – construction loans, $13.8 million were real estate - mortgage loans and $9,000 were consumer loans.

Deposits

Total deposits increased by $302.0 million to $7.83 billion at March 31, 2020 compared to $7.53 billion at December 31, 2019.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Non-interest-bearing demand	$1,925,626	24.58%	$1,749,879	23.24%
Interest-bearing	5,064,699	64.66%	4,986,155	66.21%
Savings	67,434	0.86%	65,808	0.87%
Time deposits, $250,000 and under	281,085	3.59%	267,259	3.55%
Time deposits, over $250,000	493,811	6.30%	461,332	6.13%
	$7,832,655	100.00%	$7,530,433	100.00%

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable.  We had $543.6 million and $470.7 million at March 31, 2020 and December 31, 2019, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.20% for the quarter ended March 31, 2020.  Other borrowings consist of the following:

●	$34.78 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually; and
●	$30.0 million of 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At March 31, 2020, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.2 billion.  Additionally, the Bank had borrowing availability of approximately $772.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we may need additional funding if we are able to maintain our current growth rate into the future.

We anticipate the need for short-term funding of PPP loans and have applied with the Federal Reserve Bank of Atlanta to participate in their PPP Liquidity Facility (“PPPLF”).  The PPPLF will allow us to use PPP loans as collateral to borrow funds from the FRB-Atlanta at a rate of 0.35% for a certain period of time.  We currently anticipate that the vast majority of the loans we make through the PPP will be totally forgiven by the SBA by the end of the second quarter of 2020, or soon thereafter.

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

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. However, uncertainties brought about by the COVID-19 pandemic may adversely affect our ability to obtain funding or may increase the cost of funding.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2020. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period

	Total	1 year or less	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$6,957,760	$-	$-	$-	$-
Certificates of deposit (2)	874,895	459,095	340,605	75,195	-
Federal funds purchased	543,623	543,623	-	-	-
Subordinated notes payable	64,707	-	-	-	64,707
Operating lease commitments	12,593	2,872	4,747	2,781	2,193
Total	$8,453,578	$1,005,590	$345,352	$77,976	$66,900

(1) Excludes interest.

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2020, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2020.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2020, December 31, 2019 and March 31, 2019:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
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

As of December 31, 2019:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier 1 Capital to Average Assets:
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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  As of March 31, 2020, we had reserves of $0.5 million for losses on such off-balance sheet arrangements consistent with guidance in the Federal Reserve Bank’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market.  We continue to experience a manageable level of investor repurchase demands.  For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale.  Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers.  We had a reserve of $0.4 million as of March 31, 2020 and December 31, 2019 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at March 31, 2020 are as follows:

March 31, 2020
(In Thousands)
Commitments to extend credit	$2,265,133
Credit card arrangements	247,976
Standby letters of credit	73,135
$2,586,244

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2020 was  $34.8 million compared to  $35.0 million for the three months ended March 31, 2019.  The decrease in net income was primarily attributable to a $8.7 million increase in provision for loan losses during the three months ended March 31, 2020 over the amount provided during the same period in 2019.  Total noninterest expenses increased by $2.6 million during the three months ended March 31, 2020 compared to expenses during the same period in 2019. Net interest income increased by $8.9 million during the three months ended March 31, 2020 compared to the same period in 2019, mostly the result of growth in total average earning assets and lower interest rates paid on interest-bearing deposits.

Basic and diluted net income per common share were $0.65 and $0.64, respectively, for the three months ended March 31, 2020, compared to $0.65, for both, for the corresponding period in 2019.  Return on average assets for the three months ended March 31, 2020 was 1.54% compared to 1.75% for the corresponding period in 2019, and return on average stockholders’ equity for the three months ended March 31, 2020 was 16.23% compared to 19.42% for the corresponding period in 2019.

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

Taxable-equivalent net interest income increased  $8.9 million, or 12.9%, to  $77.7 million for the three months ended March 31, 2020 compared to $68.8 million for the corresponding period in 2019.  This increase was primarily attributable to a $894.1 million increase in average earning assets, or 11.4%, year over year.  The taxable-equivalent yield on interest-earning assets decreased from 4.85% to 4.46% year over year. The yield on loans for the three months ended March 31, 2020 was 4.88% compared to 5.25% for the corresponding period in 2019.  The cost of total interest-bearing liabilities decreased to 1.19% for the three months ended March 31, 2020 from 1.73% for the corresponding period in 2019. Net interest margin for the three months ended March 31, 2020 increased 2 basis points to 3.58% from 3.56% for the corresponding period in 2019.

The following table shows, for the three months ended March 31, 2020 and March 31, 2019, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue.  The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods.  Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(Dollar Amounts In Thousands)
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)
Taxable	$7,328,594	$89,076	4.89%	$6,570,920	$85,233	5.26%
Tax-exempt (3)	32,555	327	4.04	30,577	287	3.81
Total loans, net of unearned income	7,361,149	89,403	4.88	6,601,497	85,520	5.25
Mortgage loans held for sale	4,282	23	2.16	1,614	26	6.53
Investment securities:
Taxable	750,413	5,154	2.75	518,955	3,746	2.89
Tax-exempt (3)	44,029	257	2.33	87,537	464	2.12
Total investment securities (4)	794,442	5,411	2.72	606,492	4,210	2.78
Federal funds sold	105,423	277	1.06	192,690	1,219	2.57
Interest-bearing balances with banks	469,199	1,718	1.47	438,099	2,764	2.56
Total interest-earning assets	$8,734,495	$96,832	4.46%	$7,840,392	$93,739	4.85%
Non-interest-earning assets:
Cash and due from banks	66,140			74,430
Net premises and equipment	58,066			58,852
Allowance for loan losses, accrued interest and other assets	241,479			149,941
Total assets	$9,100,180			$8,123,615

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$956,803	$1,346	0.57%	$942,686	$2,003	0.86%
Savings deposits	67,380	84	0.50	54,086	73	0.55
Money market accounts	4,061,286	11,127	1.10	3,758,162	16,513	1.78
Time deposits	805,924	4,188	2.09	698,976	3,556	2.06
Total interest-bearing deposits	5,891,393	16,745	1.14	5,453,910	22,145	1.65
Federal funds purchased	492,638	1,601	1.31	312,989	1,995	2.59
Other borrowings	64,707	781	4.85	64,671	781	4.90
Total interest-bearing liabilities	$6,448,738	$19,127	1.19%	$5,831,570	$24,921	1.73%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	1,749,671			1,524,502
Other liabilities	39,801			36,362
Stockholders' equity	853,800			735,611
Accumulated other comprehensive income (loss)	8,170			(4,430)
Total liabilities and stockholders' equity	$9,100,180			$8,123,615
Net interest income		$77,705			$68,818
Net interest spread			3.27%			3.12%
Net interest margin			3.58%			3.56%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $1,281 and $973 are included in interest income in the first quarter of 2020 and 2019, respectively.
(2)	Net accretion on acquired loan discounts of $84 is included in interest income in the first quarter of 2019.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains (losses) of $10,282 and $(5,664) are excluded from the yield calculation in the first quarter of 2020 and 2019, respectively.

	For the Three Months Ended March 31,
	2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$9,917	$(6,074)	$3,843
Tax-exempt	21	19	40
Total loans, net of unearned income	9,938	(6,055)	3,883
Mortgages held for sale	23	(26)	(3)
Debt securities:
Taxable	1,628	(220)	1,408
Tax-exempt	(247)	40	(207)
Total debt securities	1,381	(180)	1,201
Federal funds sold	(410)	(532)	(942)
Interest-bearing balances with banks	189	(1,235)	(1,046)
Total interest-earning assets	11,121	(8,028)	3,093

Interest-bearing liabilities:
Interest-bearing demand deposits	30	(687)	(657)
Savings	17	(6)	11
Money market accounts	1,278	(6,664)	(5,386)
Time deposits	582	50	632
Total interest-bearing deposits	1,907	(7,307)	(5,400)
Federal funds purchased	857	(1,251)	(394)
Other borrowed funds	-	-	-
Total interest-bearing liabilities	2,764	(8,558)	(5,794)
Increase in net interest income	$8,357	$530	$8,887

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 54 basis points while loan yields decreased 37 basis points. We repriced our deposits downward following the Federal Reserve’s rate cuts during the second half of 2019. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended March 31, 2020 compared to the same period in 2019.

Provision for Loan Losses

The provision for loan losses was $13.6 million for the three months ended March 31, 2020, an increase of $8.7 million from $4.9 million for the three months ended March 31, 2019.  Net credit charge-offs to quarter-to-date average loans were 0.26% for the first quarter of 2019, a 10 basis point decrease compared to 0.36% for the fourth quarter of 2019 and a 6 basis point increase compared to 0.20% for the first quarter of 2019.  Nonperforming loans decreased to $2.2 million to $33.9 million, or 0.45% of total loans, at March 31, 2020 from $36.1 million, or 0.50% of total loans, at December 31, 2019, and were higher than $27.2 million, or 0.41% of total loans, at March 31, 2019. Impaired loans increased to $60.5 million, or 0.80% of total loans, at March 31, 2020, compared to $43.1 million, or 0.59% of total loans, at December 31, 2019.  We have evaluated risk factors related to macroeconomic conditions and uncertainty due to COVID-19 which resulted in additional reserve for loan losses related to external factors of $6.7 million at March 31, 2020.  The allowance for loan losses totaled $85.4 million, or 1.13% of total loans, net of unearned income, at March 31, 2020, compared to $70.2 million, or 1.05% of loans, net of unearned income, at December 31, 2019.

Noninterest Income

Noninterest income totaled $6.7 million for the three months ended March 31, 2020, an increase of $1.7 million compared to the corresponding period in 2019. Service charges on deposit accounts increased $0.2 million to $1.9 million during the three months ended March 31, 2020 from $1.7 million during the corresponding period in 2019.  The number of transaction deposit accounts increased 14.6% from March 31, 2019 to March 31, 2020.  Credit card income increased $0.2 million to $1.8 million during the three months ended March 31, 2020 compared to $1.6 million during the corresponding period in 2019.  Spending on credit cards increased 29% for the same comparative period. Higher award payout rates offset increased interchange income on credit cards. Income associated with the cash surrender value of bank-owned life insurance increased $691,000 to $1.5 million during the three months ended March 31, 2020 compared to $762,000 during the corresponding period in 2019. We purchased $75.0 million in additional bank-owned life insurance contracts during the second half of 2019.

Noninterest Expense

Noninterest expense totaled $27.9 million for the three months ended March 31, 2020, an increase of $2.6 million compared to $25.3 million for the corresponding period in 2019.

Details of expenses are as follows:

●

Salary and employee benefit expense increased $1.4 million to $15.7 million for the three months ended March 31, 2020 from $14.3 million for the corresponding period in 2019.  We had 492 total employees as of March 31, 2020 compared to 485 as of March 31, 2019, a 1% increase. We will incur additional compensation expenses associated with processing and booking PPP loans during the second quarter of 2020.  Such added expenses will be more than offset by the fees received on the PPP loans.

●

Equipment and occupancy expense increased $141,000 to $2.4 million for the three months ended March 31, 2020 from $2.3 million for the corresponding period in 2019.  We have incurred some additional equipment expenses associated with initiating our pandemic plan.  While we believe these expenses are immaterial, we cannot be sure that additional expenses will not be incurred if the impacts of the pandemic extend over a longer period of time.

●

Third party processing and other services increased $934,000 to $3.4 million for the three months ended March 31, 2020 from $2.4 million for the corresponding period in 2019. Increases in the number of transaction deposit accounts contributed to an increase in data processing expenses and an increase in the number of correspondent banking accounts and number of transactions in those accounts contributed to increased service charges from the Federal Reserve Bank of Atlanta.

●	Professional services decreased $66,000 to $928,000 for the three months ended March 31, 2020 from $994,000 for the corresponding period in 2019.

●

FDIC insurance assessments increased $313,000 to $1.3 million for the three months ended March 31, 2020 from $1.0 million for the corresponding period in 2019.  Our assessment base increased by 16% year-over-year.

●

Expenses related to other real estate owned increased to $601,000 for the three months ended March 31, 2020 from $22,000 for the corresponding period in 2019. This increase was the result of write-downs in value of property based on updated appraisals related to one foreclosed loan relationship in our Nashville region.

●

Other operating expenses decreased $702,000 to $3.7 million for the three months ended March 31, 2020 from $4.4 million for the corresponding period in 2019. Write-downs in tax credit investments decreased significantly as our New Market Tax Credit partnerships terminated at the end of 2019. Decreases in travel and entertainment expenses also contributed to the operating expense.  We will likely experience decreased travel and entertainment expenses during the second quarter of 2020 as we continue to limit our person-to-person contact with our clients and prospects during the pandemic.

Changes in our non-interest income and expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2020	2019	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$1,916	$1,702	$214	12.6%
Mortgage banking	1,071	575	496	86.3%
Credit cards	1,765	1,576	189	12.0%
Increase in cash surrender value life insurance	1,453	762	691	90.7%
Other operating income	469	329	140	42.6%
Total noninterest income	$6,674	$4,944	$1,730	35.0%

Noninterest expense:
Salaries and employee benefits	$15,658	$14,265	$1,393	9.8%
Equipment and occupancy	2,400	2,259	141	6.2%
Third party processing and other services	3,345	2,411	934	38.7%
Professional services	948	994	(46)	(4.6%)
FDIC and other regulatory assessments	1,332	1,019	313	30.7%
Other real estate owned	601	22	579	2,631.8%
Other operating expense	3,636	4,358	(722)	(16.6%)
Total noninterest expense	$27,920	$25,328	$2,592	10.2%

Income Tax Expense

Income tax expense was $8.0 million for the three months ended March 31, 2020 versus $8.5 million for the same period in 2019. Our effective tax rate for the three months ended March 31, 2020 was 18.76%, compared to 19.53% for the corresponding period in 2019.  We recognized excess tax benefits as a credit to our income tax expense from the exercise of stock options and vesting of restricted stock of $1.1 million in the first quarter of 2020, compared to $772,000 in the first quarter of 2019.  Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance. We invested in an additional $75.0 million of bank-owned life insurance contracts during the second half of 2019.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable.  A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates.  The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon.  Current policy limits for the 100 and 200 basis point scenarios in the first and second year is -10% and -15%, respectively, and for the two-year cumulative is -15%.  The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors.  As of March 31, 2020, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2019. However, market disruptions brought about by the COVID-19 pandemic may adversely affect our sensitivity to market interest rates.  We could experience an increase in the cost of funding our balance sheet.  We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2020. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  Such measures have included travel bans and restrictions, curfews, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in the near future.

The outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our customers or business partners, including but not limited to:

●	Credit losses resulting from financial stress experienced by our borrowers, especially those operating in industries most hard hit by government measures to contain the spread of the virus;

●	Possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;

●	Heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic; and,

●

Operational failures due to changes in our normal business practices necessitated by our internal measures to protect our employees and government-mandated measures intended to slow the spread of the virus.

These factors may exist for an extended period of time and may continue to adversely affect our business, financial condition and operations even after the COVID-19 outbreak has subsided.

The extent to which the pandemic impacts our business, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.  Additionally, future outbreaks of COVID-19, or other viruses, may occur.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.  Therefore, the risk factors discussed in our Annual Report on Form 10-K could be heightened, changed or be added to in the future.  For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit:

31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: April 30, 2020	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: April 30, 2020	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer