Form 10-Q/A
period 2020-03-31
ServisFirst Bancshares, Inc.
filed 2020-05-20
CIK 1430723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

ServisFirst Bancshares, Inc., a Delaware corporation, together with its subsidiaries, including ServisFirst Bank, the “Company”, which may also be referred to as “we”, “our”, “us”, “ServisFirst Bancshares”, and “ServisFirst”, is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the Securities and Exchange Commission on April 30, 2020 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of correcting in Item 2 of its Form 10-Q for the quarterly period ended March 31, 2020 the table setting forth capital ratios required by the FDIC and Alabama Banking Department, which was inadvertently misstated with respect to the data shown as of  March 31, 2020.  There were no other changes to the Original Filing.

PART 1. FINANCIAL INFORMATION

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

Impaired Loans and Allowance for Loan Losses

As of March 31, 2020, we had impaired loans of $60.5 million inclusive of nonaccrual loans, an increase of $17.4 million from $43.1 million as of December 31, 2019.  This increase is primarily attributable to one commercial relationship classified as impaired at March 31, 2020, totaling $20.0 million.  We allocated $10.1 million of our allowance for loan losses at March 31, 2020 to these impaired loans, an increase of $0.3 million compared to $9.8 million as of December 31, 2019. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2020, December 31, 2019 and March 31, 2019:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$849,949	10.46%	$365,531	4.50%	N/A	N/A
ServisFirst Bank	912,858	11.24%	365,460	4.50%	$527,886	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	850,451	10.47%	487,375	6.00%	N/A	N/A
ServisFirst Bank	913,360	11.25%	487,280	6.00%	649,706	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,001,072	12.32%	649,833	8.00%	N/A	N/A
ServisFirst Bank	999,274	12.30%	649,706	8.00%	812,133	10.00%
Tier 1 Capital to Average Assets:
Consolidated	850,451	9.37%	363,121	4.00%	N/A	N/A
ServisFirst Bank	913,360	10.06%	363,065	4.00%	453,831	5.00%

As of December 31, 2019:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier 1 Capital to Average Assets:
Consolidated	822,896	9.13%	356,012	4.00%	N/A	N/A
ServisFirst Bank	885,674	9.83%	355,998	4.00%	444,997	5.00%

As of March 31, 2019:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$731,864	10.30%	$319,875	4.50%	N/A	N/A
ServisFirst Bank	796,506	11.21%	319,851	4.50%	$462,007	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	732,366	10.30%	426,500	6.00%	N/A	N/A
ServisFirst Bank	797,008	11.21%	426,468	6.00%	568,624	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	867,748	12.21%	568,667	8.00%	N/A	N/A
ServisFirst Bank	838,216	12.21%	568,624	8.00%	710,780	10.00%
Tier 1 Capital to Average Assets:
Consolidated	732,366	9.03%	324,553	4.00%	N/A	N/A
ServisFirst Bank	797,008	9.82%	324,537	4.00%	405,671	5.00%

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

Basic and diluted net income per common share were $0.65 and $0.64, respectively, for the three months ended March 31, 2020, compared to $0.65, for both, for the corresponding period in 2019.  Return on average assets for the three months ended March 31, 2020 was 1.54% compared to 1.75% for the corresponding period in 2019 and return on average stockholders’ equity for the three months ended March 31, 2020 was 16.23% compared to 19.42% for the corresponding period in 2019.

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

SERVISFIRST BANCSHARES, INC.

Date: May 20, 2020	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 20, 2020	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer