Form 10-Q
period 2020-06-30
ServisFirst Bancshares, Inc.
filed 2020-07-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Woodcrest Place, Birmingham, Alabama 35209

(Address of Principal Executive Offices) (Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.001 per share	SFBS	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 27, 2020
Common stock, $.001 par value	53,882,358

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$102,282	$78,618
Interest-bearing balances due from depository institutions	1,444,293	451,509
Federal funds sold	2,352	100,473
Cash and cash equivalents	1,548,927	630,600
Available for sale debt securities, at fair value	856,128	759,399
Held to maturity debt securities (fair value of $250 at June 30, 2020 and December 31, 2019)	250	250
Mortgage loans held for sale	14,491	6,312
Loans	8,315,375	7,261,451
Less allowance for loan losses	(91,507)	(76,584)
Loans, net	8,223,868	7,184,867
Premises and equipment, net	55,588	56,496
Accrued interest and dividends receivable	30,928	26,262
Deferred tax assets	23,307	25,566
Other real estate owned and repossessed assets	6,537	8,178
Bank owned life insurance contracts	212,312	209,395
Goodwill and other identifiable intangible assets	14,043	14,179
Other assets	25,816	26,149
Total assets	$11,012,195	$8,947,653
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,678,893	$1,749,879
Interest-bearing	6,664,025	5,780,554
Total deposits	9,342,918	7,530,433
Federal funds purchased	635,606	470,749
Other borrowings	64,715	64,703
Accrued interest payable	11,710	11,934
Other liabilities	42,658	27,152
Total liabilities	10,097,607	8,104,971
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,874,276 shares issued and outstanding at June 30, 2020, and 53,623,740 shares issued and outstanding at December 31, 2019	54	54
Additional paid-in capital	222,437	219,766
Retained earnings	672,984	616,611
Accumulated other comprehensive income	18,611	5,749
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	914,086	842,180
Noncontrolling interest	502	502
Total stockholders' equity	914,588	842,682
Total liabilities and stockholders' equity	$11,012,195	$8,947,653

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$89,383	$88,610	$178,768	$174,134
Taxable securities	5,092	4,193	10,246	7,939
Nontaxable securities	211	393	444	839
Federal funds sold	34	1,998	311	3,217
Other interest and dividends	360	2,593	2,078	5,357
Total interest income	95,080	97,787	191,847	191,486
Interest expense:
Deposits	10,756	24,240	27,501	46,385
Borrowed funds	1,090	3,462	3,472	6,238
Total interest expense	11,846	27,702	30,973	52,623
Net interest income	83,234	70,085	160,874	138,863
Provision for loan losses	10,283	4,884	23,867	9,769
Net interest income after provision for loan losses	72,951	65,201	137,007	129,094
Noninterest income:
Service charges on deposit accounts	1,823	1,786	3,739	3,488
Mortgage banking	2,107	1,087	3,178	1,662
Credit card income	1,398	1,741	3,163	3,317
Securities losses	-	(6)	-	(6)
Increase in cash surrender value life insurance	1,464	778	2,917	1,540
Other operating income	241	392	710	721
Total noninterest income	7,033	5,778	13,707	10,722
Noninterest expenses:
Salaries and employee benefits	15,792	14,339	31,450	28,604
Equipment and occupancy expense	2,434	2,287	4,834	4,546
Third party processing and other services	3,513	2,724	6,858	5,135
Professional services	1,091	1,191	2,039	2,185
FDIC and other regulatory assessments	595	1,081	1,927	2,100
OREO expense	1,303	212	1,904	234
Other operating expenses	4,088	4,188	7,724	8,546
Total noninterest expenses	28,816	26,022	56,736	51,350
Income before income taxes	51,168	44,957	93,978	88,466
Provision for income taxes	10,720	9,324	18,752	17,823
Net income	40,448	35,633	75,226	70,643
Preferred stock dividends	31	31	31	31
Net income available to common stockholders	$40,417	$35,602	$75,195	$70,612

Basic earnings per common share	$0.75	$0.67	$1.40	$1.32
Diluted earnings per common share	$0.75	$0.66	$1.39	$1.31

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$40,448	$35,633	$75,226	$70,643
Other comprehensive income, net of tax:
Unrealized net holding gains arising during period from securities available for sale, net of tax of $309 and $3,419 for the three and six months ended June 30, 2020, respectively, and net of tax of $1,448 and $2,408 for the three and six months ended June 30, 2019, respectively	1,163	5,282	12,862	9,054
Reclassification adjustment for net loss on sale of securities, net of tax of $(1) for 2019	-	5	-	5
Other comprehensive income, net of tax	1,163	5,287	12,862	9,059
Comprehensive income	$41,611	$40,920	$88,088	$79,702

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2019	53,495,208	$-	$53	$218,147	$527,853	$(969)	$502	$745,586
Common dividends declared, $0.15 per share	-	-	-	-	(8,030)	-	-	(8,030)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	5,674	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	26,000	-	1	305	-	-	-	306
Stock-based compensation expense	-	-	-	206	-	-	-	206
Other comprehensive income, net of tax	-	-	-	-	-	5,287	-	5,287
Net income	-	-	-	-	35,633	-	-	35,633
Balance, June 30, 2019	53,526,882	$-	$54	$218,658	$555,425	$4,318	$502	$778,957

Balance, April 1, 2020	53,844,009	$-	$54	$221,901	$641,980	$17,448	$502	$881,885
Common dividends declared, $0.175 per share	-	-	-	-	(9,413)	-	-	(9,413)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	10,267	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	20,000	-	-	183	-	-	-	183
Stock-based compensation expense	-	-	-	353	-	-	-	353
Other comprehensive loss, net of tax	-	-	-	-	-	1,163	-	1,163
Net income	-	-	-	-	40,448	-	-	40,448
Balance, June 30, 2020	53,874,276	$-	$54	$222,437	$672,984	$18,611	$502	$914,588

	Six Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2019	53,375,195	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.15 per share	-	-	-	-	(8,025)	-	-	(8,025)
Common dividends declared, $0.15 per share	-	-	-	-	(8,030)	-	-	(8,030)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	8,374	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	143,313	-	1	1,102	-	-	-	1,103
45,187 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,453)	-	-	-	(1,453)
Stock-based compensation expense	-	-	-	488	-	-	-	488
Other comprehensive income, net of tax	-	-	-	-	-	9,059	-	9,059
Net income	-	-	-	-	70,643	-	-	70,643
Balance, June 30, 2019	53,526,882	$-	$54	$218,658	$555,425	$4,318	$502	$778,957

Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.175 per share	-	-	-	-	(9,409)	-	-	(9,409)
Common dividends declared, $0.175 per share	-	-	-	-	(9,413)	-	-	(9,413)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	25,567	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	224,969	-	-	2,444	-	-	-	2,444
11,031 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(403)	-	-	-	(403)
Stock-based compensation expense	-	-	-	630	-	-	-	630
Other comprehensive loss, net of tax	-	-	-	-	-	12,862	-	12,862
Net income	-	-	-	-	75,226	-	-	75,226
Balance, June 30, 2020	53,874,276	$-	$54	$222,437	$672,984	$18,611	$502	$914,588

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$75,226	$70,643
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit) expense	(1,160)	2,427
Provision for loan losses	23,867	9,769
Depreciation	1,842	1,845
Accretion on acquired loans	-	(91)
Amortization of core deposit intangible	136	135
Net amortization of debt securities available for sale	2,282	1,304
Increase in accrued interest and dividends receivable	(4,666)	(2,565)
Stock-based compensation expense	630	488
(Decrease) increase in accrued interest payable	(224)	549
Proceeds from sale of mortgage loans held for sale	105,181	45,543
Originations of mortgage loans held for sale	(110,182)	(53,207)
Gain on sale of mortgage loans held for sale	(3,178)	(1,662)
Net loss on sale of debt securities available for sale	-	6
Net (gain) loss on sale of other real estate owned and repossessed assets	(24)	2
Write down of other real estate owned and repossessed assets	1,836	222
Operating losses of tax credit partnerships	4	73
Increase in cash surrender value of life insurance contracts	(2,917)	(1,540)
Net change in other assets, liabilities, and other operating activities	15,981	(12,609)
Net cash provided by operating activities	104,634	61,332
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(165,627)	(121,590)
Proceeds from maturities, calls and paydowns of debt securities available for sale	83,277	64,611
Purchase of debt securities held to maturity	-	(250)
Investment in tax credit partnership and SBIC	(543)	-
Increase in loans	(1,063,891)	(442,031)
Purchase of premises and equipment	(934)	(1,218)
Proceeds from sale of other real estate owned and repossessed assets	852	48
Net cash used in investing activities	(1,146,866)	(500,430)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	929,014	19,618
Net increase in interest-bearing deposits	883,471	469,468
Net increase in federal funds purchased	164,857	170,724
Proceeds from exercise of stock options	2,444	1,103
Taxes paid in net settlement of tax obligation upon exercise of stock options	(403)	(1,453)
Dividends paid on common stock	(18,793)	(16,044)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	1,960,559	643,385
Net increase in cash and cash equivalents	918,327	204,287
Cash and cash equivalents at beginning of period	630,600	681,895
Cash and cash equivalents at end of period	$1,548,927	$886,182
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$31,197	$52,074
Income taxes	207	24,956
Income tax refund	(47)	-
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,023	$752
Dividends declared	9,413	8,030

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Allowance for Loan Losses

The Company was prepared to fully adopt Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as of January 1, 2020 prior to the COVID-19 outbreak and subsequent passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which provided financial institutions with the option to delay adoption of ASU 2016-13. The Company has decided to delay its adoption until the earlier of the date on which the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020.

The allowance for loan losses as of June 30, 2020 is determined under the Company’s incurred loss model. Qualitative adjustments were made to the amount of the allowance to take into effect management’s estimates of the COVID-19 pandemic’s impact on the local and regional markets in which the Company operates. Further discussion of the allowance for loan losses is included in Note 5 – Loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,854,973	53,515,418	53,779,599	53,490,393
Net income available to common stockholders	$40,417	$35,602	$75,195	$70,612
Basic earnings per common share	$0.75	$0.67	$1.40	$1.32

Weighted average common shares outstanding	53,854,973	53,515,418	53,779,599	53,490,393
Dilutive effects of assumed conversions and exercise of stock options and warrants	339,533	573,689	401,361	592,464
Weighted average common and dilutive potential common shares outstanding	54,194,506	54,089,107	54,180,960	54,082,857
Net income available to common stockholders	$40,417	$35,602	$75,195	$70,612
Diluted earnings per common share	$0.75	$0.66	$1.39	$1.31

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
June 30, 2020	(In Thousands)
Securities Available for Sale
U.S. Treasury securities	$39,978	$604	$-	$40,582
Government agencies	15,225	350	-	15,575
Mortgage-backed securities	497,442	19,594	-	517,036
State and municipal securities	45,060	517	-	45,577
Corporate debt	234,924	3,469	(1,035)	237,358
Total	$832,629	$24,534	$(1,035)	$856,128
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2019
Securities Available for Sale
U.S. Treasury securities	$48,923	$291	$(4)	$49,210
Government agencies	18,245	143	(2)	18,386
Mortgage-backed securities	470,513	4,859	(1,318)	474,054
State and municipal securities	56,951	335	(14)	57,272
Corporate debt	157,549	3,098	(170)	160,477
Total	$752,181	$8,726	$(1,508)	$759,399
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of June 30, 2020 and December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$50,291	$50,553	$58,722	$58,975
Due from one to five years	79,483	81,473	90,034	91,005
Due from five to ten years	187,295	188,814	129,501	131,914
Due after ten years	18,118	18,252	3,411	3,451
Mortgage-backed securities	497,442	517,036	470,513	474,054
	$832,629	$856,128	$752,181	$759,399

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of June 30, 2020 and December 31, 2019 was $431.0 million and $389.9 million, respectively.

The following table identifies, as of June 30, 2020 and December 31, 2019, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At June 30, 2020, 1 of the Company’s 657 debt securities had been in an unrealized loss position for 12 or more months. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost, which may be maturity; accordingly, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020. Further, the Company believes any deterioration in value of its current investment securities is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2020
U.S. Treasury and government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities (1)	-	-	-	307	-	307
Corporate debt	(1,035)	68,711	-	-	(1,035)	68,711
Total	$(1,035)	$68,711	$-	$307	$(1,035)	$69,018
(1) The municipal security with an unrealized loss for twelve months or more has an unrealized loss of $129.60.

December 31, 2019
U.S. Treasury and government sponsored agencies	$(6)	$3,278	$-	$-	$(6)	$3,278
Mortgage-backed securities	(1,206)	153,330	(112)	24,911	(1,318)	178,241
State and municipal securities	(4)	1,900	(10)	2,647	(14)	4,547
Corporate debt	(170)	19,981	-	-	(170)	19,981
Total	$(1,386)	$178,489	$(122)	$27,558	$(1,508)	$206,047

NOTE 5 – LOANS

The following table details the Company’s loans at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(Dollars In Thousands)
Commercial, financial and agricultural	$3,498,627	$2,696,210
Real estate - construction	544,586	521,392
Real estate - mortgage:
Owner-occupied commercial	1,634,495	1,587,478
1-4 family mortgage	665,883	644,188
Other mortgage	1,911,384	1,747,394
Subtotal: Real estate - mortgage	4,211,762	3,979,060
Consumer	60,400	64,789
Total Loans	8,315,375	7,261,451
Less: Allowance for loan losses	(91,507)	(76,584)
Net Loans	$8,223,868	$7,184,867

Commercial, financial and agricultural	42.07%	37.13%
Real estate - construction	6.55%	7.18%
Real estate - mortgage:
Owner-occupied commercial	19.66%	21.86%
1-4 family mortgage	8.00%	8.87%
Other mortgage	22.99%	24.07%
Subtotal: Real estate - mortgage	50.65%	54.80%
Consumer	0.73%	0.89%
Total Loans	100.00%	100.00%

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time.  The CARES Act provides for Payroll Protection Plan (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers.  As of  June 30, 2020, the Company has funded approximately 4,800 loans for a total amount of $1.05 billion for clients under the PPP, and management expects to continue to participate in any extensions of the PPP by the Treasury Department. At June 30, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $28.9 million. During the second quarter of 2020, $2.6 million net PPP loan origination fees were recorded as an adjustment to loan yield. These PPP loans are included within the Commercial, financial and agricultural loan category in the table above.

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

●

Pass – loans which are well protected by the current net worth and paying capacity of the borrower (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

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

Loans by credit quality indicator as of June 30, 2020 and December 31, 2019 were as follows:

		Special
June 30, 2020	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$3,388,928	$46,582	$63,117	$-	$3,498,627
Real estate - construction	540,898	3,100	588	-	544,586
Real estate - mortgage:
Owner-occupied commercial	1,619,718	10,887	3,890	-	1,634,495
1-4 family mortgage	661,070	3,508	1,305	-	665,883
Other mortgage	1,903,121	6,509	1,754	-	1,911,384
Total real estate mortgage	4,183,909	20,904	6,949	-	4,211,762
Consumer	60,299	92	9	-	60,400
Total	$8,174,034	$70,678	$70,663	$-	$8,315,375

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,629,487	$46,176	$20,547	$-	$2,696,210
Real estate - construction	512,373	4,731	4,288	-	521,392
Real estate - mortgage:
Owner-occupied commercial	1,555,283	18,240	13,955	-	1,587,478
1-4 family mortgage	639,959	2,787	1,442	-	644,188
Other mortgage	1,735,869	10,018	1,507	-	1,747,394
Total real estate mortgage	3,931,111	31,045	16,904	-	3,979,060
Consumer	64,789	-	-	-	64,789
Total	$7,137,760	$81,952	$41,739	$-	$7,261,451

Loans by performance status as of June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,484,491	$14,136	$3,498,627
Real estate - construction	543,999	587	544,586
Real estate - mortgage:
Owner-occupied commercial	1,632,781	1,714	1,634,495
1-4 family mortgage	665,200	683	665,883
Other mortgage	1,906,523	4,861	1,911,384
Total real estate mortgage	4,204,504	7,258	4,211,762
Consumer	60,367	33	60,400
Total	$8,293,361	$22,014	$8,315,375

December 31, 2019	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,681,280	$14,930	$2,696,210
Real estate - construction	519,803	1,589	521,392
Real estate - mortgage:
Owner-occupied commercial	1,576,652	10,826	1,587,478
1-4 family mortgage	641,875	2,313	644,188
Other mortgage	1,740,963	6,431	1,747,394
Total real estate mortgage	3,959,490	19,570	3,979,060
Consumer	64,766	23	64,789
Total	$7,225,339	$36,112	$7,261,451

Loans by past due status as of June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$273	$4,437	$248	$4,958	$13,888	$3,479,781	$3,498,627
Real estate - construction	116	-	-	116	587	543,883	544,586
Real estate - mortgage:
Owner-occupied commercial	-	442	-	442	1,714	1,632,339	1,634,495
1-4 family mortgage	80	-	-	80	683	665,120	665,883
Other mortgage	-	-	4,861	4,861	-	1,906,523	1,911,384
Total real estate - mortgage	80	442	4,861	5,383	2,397	4,203,982	4,211,762
Consumer	46	80	24	150	9	60,241	60,400
Total	$515	$4,959	$5,133	$10,607	$16,881	$8,287,887	$8,315,375

December 31, 2019	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$3,135	$344	$201	$3,680	$14,729	$2,677,801	$2,696,210
Real estate - construction	830	-	-	830	1,589	518,973	521,392
Real estate - mortgage:
Owner-occupied commercial	917	7,242	-	8,159	10,826	1,568,493	1,587,478
1-4 family mortgage	1,638	567	873	3,078	1,440	639,670	644,188
Other mortgage	-	-	4,924	4,924	1,507	1,740,963	1,747,394
Total real estate - mortgage	2,555	7,809	5,797	16,161	13,773	3,949,126	3,979,060
Consumer	35	25	23	83	-	64,706	64,789
Total	$6,555	$8,178	$6,021	$20,754	$30,091	$7,210,606	$7,261,451

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

External Qualitative Factors. The determination of the portion of the allowance for loan losses relating to external qualitative factors is based on consideration of the following factors: gross domestic product growth rate, changes in prime rate, delinquency trends, peer delinquency trends, year over year loan growth and state unemployment rate trends. Data for the three most recent periods is utilized in the calculation for each external qualitative component. The factors have a consistent weighted methodology to calculate the amount of allowance due to external qualitative factors. Overall macroeconomic conditions and uncertainty due to COVID-19 resulted in an increased provision for loans losses related to external factors of $9.0 million for the three months ended June 30, 2020 and $15.7 million for the six months ended June 30, 2020.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and six months ended June 30, 2020 and June 30, 2019. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2020
Allowance for loan losses:
Balance at March 31, 2020	$48,780	$3,757	$32,360	$517	$85,414
Charge-offs	(1,358)	(376)	(2,520)	(62)	(4,316)
Recoveries	84	1	13	28	126
Provision	480	1,149	8,546	108	10,283
Balance at June 30, 2020	$47,986	$4,531	$38,399	$591	$91,507

	Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at March 31, 2019	$39,459	$3,595	$26,711	$442	$70,207
Charge-offs	(3,610)	-	(169)	(63)	(3,842)
Recoveries	117	-	4	16	137
Provision	2,743	(176)	2,237	80	4,884
Balance at June 30, 2019	$38,709	$3,419	$28,783	$475	$71,386

	Six Months Ended June 30, 2020
Allowance for loan losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Charge-offs	(3,998)	(830)	(4,198)	(120)	(9,146)
Recoveries	146	2	14	40	202
Provision	8,172	2,591	12,930	174	23,867
Balance at June 30, 2020	$47,986	$4,531	$38,399	$591	$91,507

	Six Months Ended June 30, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(6,647)	-	(219)	(281)	(7,147)
Recoveries	129	1	11	23	164
Provision	6,211	(104)	3,483	179	9,769
Balance at June 30, 2019	$38,709	$3,419	$28,783	$475	$71,386

	As of June 30, 2020
Allowance for loan losses:
Individually Evaluated for Impairment	$9,344	$201	$209	$-	$9,754
Collectively Evaluated for Impairment	38,642	4,330	38,190	591	81,753

Loans:
Ending Balance	$3,498,627	$544,586	$4,211,762	$60,400	$8,315,375
Individually Evaluated for Impairment	63,531	616	8,004	9	72,160
Collectively Evaluated for Impairment	3,435,096	543,970	4,203,758	60,391	8,243,215

	As of December 31, 2019
Allowance for loan losses:
Individually Evaluated for Impairment	$6,085	$86	$3,633	$-	$9,804
Collectively Evaluated for Impairment	37,581	2,682	26,020	497	66,780

Loans:
Ending Balance	$2,696,210	$521,392	$3,979,060	$64,789	$7,261,451
Individually Evaluated for Impairment	20,843	4,320	17,985	-	43,148
Collectively Evaluated for Impairment	2,675,367	517,072	3,961,075	64,789	7,218,303

The following table presents details of the Company’s impaired loans as of June 30, 2020 and December 31, 2019, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the six months
				ended June 30,		ended June 30,
	June 30, 2020			2020		2020
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$30,371	$30,371	$-	$30,939	$122	$31,433	$531
Real estate - construction	29	32	-	33	-	34	1
Real estate - mortgage:
Owner-occupied commercial	2,942	3,038	-	3,048	49	3,058	91
1-4 family mortgage	654	654	-	655	4	506	5
Other mortgage	1,701	1,701	-	1,701	18	-	-
Total real estate - mortgage	5,297	5,393	-	5,404	71	3,564	96
Consumer	9	9	-	9	-	9	-
Total with no allowance recorded	35,706	35,805	-	36,385	193	35,040	628

With an allowance recorded:
Commercial, financial and agricultural	33,160	34,494	9,344	33,701	203	33,793	467
Real estate - construction	587	637	201	965	-	1,201	-
Real estate - mortgage:
Owner-occupied commercial	2,008	2,148	169	2,209	5	2,303	8
1-4 family mortgage	647	647	40	646	4	649	7
Other mortgage	52	52	-	52	1	104	3
Total real estate - mortgage	2,707	2,847	209	2,907	10	3,056	18
Consumer	-	-	-	-	-	-	-
Total with allowance recorded	36,454	37,978	9,754	37,573	213	38,050	485

Total Impaired Loans:
Commercial, financial and agricultural	63,531	64,865	9,344	64,640	325	65,226	998
Real estate - construction	616	669	201	998	-	1,235	1
Real estate - mortgage:
Owner-occupied commercial	4,950	5,186	169	5,257	54	5,361	99
1-4 family mortgage	1,301	1,301	40	1,301	8	1,155	12
Other mortgage	1,753	1,753	-	1,753	19	104	3
Total real estate - mortgage	8,004	8,240	209	8,311	81	6,620	114
Consumer	9	9	-	9	-	9	-
Total impaired loans	$72,160	$73,783	$9,754	$73,958	$406	$73,090	$1,113

December 31, 2019
				For the twelve months
				ended December 31, 2019
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$9,015	$10,563	$-	$11,284	$562
Real estate - construction	2,731	2,735	-	2,063	126
Real estate - mortgage:
Owner-occupied commercial	7,150	7,246	-	7,548	618
1-4 family mortgage	287	287	-	289	2
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,437	7,533	-	7,837	620
Consumer	-	-	-	-	-
Total with no allowance recorded	19,183	20,831	-	21,184	1,308

With an allowance recorded:
Commercial, financial and agricultural	11,828	19,307	6,085	19,714	395
Real estate - construction	1,589	1,589	86	1,614	27
Real estate - mortgage:
Owner-occupied commercial	7,888	11,028	2,456	13,627	301
1-4 family mortgage	1,153	1,153	176	1,157	1
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	10,548	13,688	3,633	16,252	323
Consumer	-	-	-	-	-
Total with allowance recorded	23,965	34,584	9,804	37,580	745

Total Impaired Loans:
Commercial, financial and agricultural	20,843	29,870	6,085	30,998	957
Real estate - construction	4,320	4,324	86	3,677	153
Real estate - mortgage:
Owner-occupied commercial	15,038	18,274	2,456	21,175	919
1-4 family mortgage	1,440	1,440	176	1,446	3
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	17,985	21,221	3,633	24,089	943
Consumer	-	-	-	-	-
Total impaired loans	$43,148	$55,415	$9,804	$58,764	$2,053

As of June 30, 2020, there are 244 loans outstanding totaling $342.0 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. Of these 244 payment deferrals, 164 were principal only deferrals totaling $102.4 million, 45 were interest only deferrals totaling $151.1 million and 35 were principal and interest deferrals totaling $88.5 million. These deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Troubled Debt Restructurings (“TDR”) at June 30, 2020, December 31, 2019 and June 30, 2019 totaled $1.6 million, $3.3 million and $11.3 million, respectively. The portion of those TDRs accruing interest at June 30, 2020, December 31, 2019 and June 30, 2019 totaled $975,000, $625,000 and $2.7 million, respectively. At June 30, 2020, the Company had a related allowance for loan losses of $411,000 allocated to these TDRs, compared to $929,000 at December 31, 2019 and $2.0 million at June 30, 2019. TDR activity by portfolio segment for the three and six months ended June 30, 2020 and June 30, 2019 is presented in the table below.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	1	$350	$350
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	1	$350	$350

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$2,742	$2,742	1	$2,742	$2,742
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	1	$2,742	$2,742	1	$2,742	$2,742

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and six months ended  June 30, 2020.  There were no loans which were modified in the previous twelve months that defaulted during the three months ended June 30, 2019. There were two commercial loans totaling $325,000 which were modified in the previous twelve months which defaulted during the six months ended  June 30, 2019.  For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 8.7 years. At June 30, 2020, the Company had lease right-of-use assets and lease liabilities totaling $11.7 million and $11.8 million, respectively, compared to $13.3 million and $13.4 million, respectively, at December 31, 2019 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of June 30, 2020 are as follows:

June 30, 2020
(In Thousands)
2020 (remaining)	$1,709
2021	2,721
2022	2,655
2023	2,181
2024	1,180
thereafter	2,570
Total lease payments	13,016
Less: imputed interest	(1,182)
Present value of operating lease liabilities	$11,834

As of June 30, 2020, the weighted average remaining term of operating leases is 5.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.19%.

Operating cash flows related to leases were $856,000 and $1.7 million, for the three and six months ended June 30, 2020, respectively, compared to $807,000 and $1.6 million for the three and six months ended June 30, 2019, respectively.

Lease costs during the three and six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost	$873	$842
Short-term lease cost	16	7
Variable lease cost	44	52
Sublease income	(29)	(6)
Net lease cost	$904	$895

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$1,747	$1,691
Short-term lease cost	32	13
Variable lease cost	88	102
Sublease income	(45)	(12)
Net lease cost	$1,822	$1,794

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock-based compensation plan as described below. The compensation cost that has been charged to earnings for the plan was $353,000 and $629,000 for the three and six months ended June 30, 2020 and $206,000 and $488,000 for the three and six months ended June 30, 2019.

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

2019
Expected volatility	40.00%
Expected dividends	1.74%
Expected term (in years)	6.7
Risk-free rate	2.55%

There were no grants of stock options during the six months ended June 30, 2020. The weighted average grant-date fair value of options granted during the six months ended June 30, 2019 was $12.60.

The following table summarizes stock option activity during the six months ended June 30, 2020 and June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2020:
Outstanding at January 1, 2020	965,248	$15.19	4.9	$21,911
Granted	-	-	-	-
Exercised	(236,000)	10.36	3.1	5,995
Forfeited	(18,000)	30.79	6.6	90
Outstanding at June 30, 2020	711,248	18.21	5.3	$13,808

Exercisable at June 30, 2020	236,500	$12.76	3.6	$5,446

Six Months Ended June 30, 2019:
Outstanding at January 1, 2019	1,238,748	$13.02	5.2	$23,355
Granted	10,500	34.44	9.7	(2)
Exercised	(188,500)	5.58	1.8	5,014
Forfeited	(13,000)	29.93	7.4	56
Outstanding at June 30, 2019	1,047,748	14.37	5.3	$21,233

Exercisable at June 30, 2019	328,800	$8.13	3.7	$8,964

As of June 30, 2020, there was approximately $949,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.1 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2020, there was $1.9 million of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 3.0 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the six months ended June 30, 2020 and 2019, respectively:

	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2020:
Non-vested at January 1, 2020	71,290	$31.53
Granted	25,567	36.29
Vested	(18,828)	23.06
Forfeited	-	-
Non-vested at June 30, 2020	78,029	35.14

Six Months Ended June 30, 2019:
Non-vested at January 1, 2019	44,076	$38.44
Granted	23,474	34.03
Vested	(5,200)	20.31
Forfeited	(2,500)	38.17
Non-vested at June 30, 2019	59,850	38.95

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At June 30, 2020 the interest rate cap had a fair value of $543,000 and remaining term of 2.8 years.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2020 and December 31, 2019 were not material.

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

The CARES Act gave financial institutions the option to delay adoption of ASU 2016-13. The Company decided to delay its adoption of the update until the earlier of the date the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective adoption date of January 1, 2020.

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

CECL parallel comparisons were performed at June 30, 2020 and the Company estimates the allowance for loan losses under CECL will be within five percent of the allowance for loan losses under the incurred loss methodology. The Company forecasted an immediate reversion to longer term average historical loss experience for the reasonable and supportable forecast due to the current level of uncertainty and unprecedented effect of COVID-19 as well as the corresponding response from the federal government through the CARES Act. Qualitative factors were adjusted for a higher level of risk associated with economic conditions with a mitigating adjustment for the regulatory environment.

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

Based upon the nature and characteristics of our securities portfolios at June 30, 2020, the macroeconomic conditions and forecasts at that date, and other management judgments, the Company does not currently expect to record any allowance for credit losses on available for sale securities.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be effective for a limited time, starting March 12, 2020 through December 31, 2022. The Company has identified a replacement reference rate established by the American Financial Exchange. This rate is based on an active market of daily fund trading among participant banks. The Company will apply the guidance provided by this ASU in transitioning to the new reference rate.

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. The Company bought two corporate debt securities in a private placement transaction, for which Level 2 inputs are not available. The Company uses average observable prices of similar corporate securities owned by the Company to value the two securities and are classified in Level 3 of the hierarchy. The range of values and weighted average value as of June 30, 2020 was 82.232 to 110.1654 and 100.8549, respectively, observed for the Company’s other similar corporate securities. The range of values and weighted average value as of December 31, 2019 was 98.7836 to 112.2305 and 102.2648, respectively, observed for the Company’s other similar corporate securities.

Derivative instruments. The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate curves, adjusted for counterparty credit risk. These measurements are classified as level 2 within the valuation hierarchy.

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable. Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of June 30, 2020 was 0% to 50% and 16.4%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2019 was 0% to 30% and 5.6%, respectively. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $3.8 million and $8.8 million during the three and six months ended June 30, 2020, respectively, and $6.6 million and $8.4 million during the three and six months ended June 30, 2019, respectively.

Other Real Estate Owned and repossessed assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for loan losses subsequent to foreclosure or repossession. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of June 30, 2020 was 5% to 15% and 11.6%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2019 was 5% to 10% and 8.0%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $1.9 million and $2.4 million was recognized for the three and six months ended June 30, 2020, respectively, and $202,000 and $224,000 for the three and six months ended June 30, 2019, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO and repossessed assets are classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $287,000 foreclosed and classified as OREO as of June 30, 2020, compared to one residential real estate loan foreclosure for $103,000 as of December 31, 2019.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$40,582	$-	$40,582
Government agency securities	-	15,575	-	15,575
Mortgage-backed securities	-	517,036	-	517,036
State and municipal securities	-	45,577	-	45,577
Corporate debt	-	230,763	6,595	237,358
Total available-for-sale debt securities	-	849,533	6,595	856,128
Interest rate cap derivative	-	543	-	543
Total assets at fair value	$-	$850,076	$6,595	$856,671

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$49,210	$-	$49,210
Government agency securities	-	18,386	-	18,386
Mortgage-backed securities	-	474,054	-	474,054
State and municipal securities	-	57,272	-	57,272
Corporate debt	-	153,881	6,596	160,477
Total assets at fair value	$-	$752,803	$6,596	$759,399

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$62,406	$62,406
Other real estate owned and repossessed assets	-	-	6,537	6,537
Total assets at fair value	$-	$-	$68,943	$68,943

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$33,344	$33,344
Other real estate owned and repossessed assets	-	-	8,178	8,178
Total assets at fair value	$-	$-	$41,522	$41,522

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$1,546,575	$1,546,575	$530,127	$530,127

Level 2 inputs:
Federal funds sold	2,352	2,352	100,473	100,473
Mortgage loans held for sale	14,491	14,676	6,302	6,312

Level 3 inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	8,161,462	8,079,541	7,151,523	7,099,198

Financial liabilities:
Level 2 inputs:
Deposits	$9,342,918	$9,359,175	$7,530,433	$7,534,984
Federal funds purchased	635,606	635,606	470,749	470,749
Other borrowings	64,715	64,624	64,703	65,048

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2020 and June 30, 2019.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: the global health and economic crisis precipitated by the COVID-19 outbreak; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak, including but not limited to, the restaurant, hospitality and retail sectors; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for fiscal year 2020 and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Overview of Second Quarter 2020 Results

As of June 30, 2020, we had consolidated total assets of $11.01 billion, up $2.27 billion, or 26%, when compared to consolidated assets of $8.74 billion at December 31, 2019. Total loans were $8.31 billion at June 30, 2020, up $1.35 billion, or 19%, from $6.97 billion at December 31, 2019. Total deposits were $9.34 billion at June 30, 2020, up $1.94 billion, or 26%, from $7.40 billion at December 31, 2019.

Net income available to common stockholders for the three months ended June 30, 2020 was $40.4 million, an increase of $4.8 million, or 13.5%, from $35.6 million for the corresponding period in 2019. Basic and diluted earnings per common share were $0.75 and $0.75, respectively, for the three months ended June 30, 2020, compared to basic and diluted earnings per common share of $0.67 and $0.66 for the corresponding period in 2019.

Net income available to common stockholders for the six months ended June 30, 2020 was $75.2 million, an increase of $4.6 million, or 6.5%, from $70.6 million for the corresponding period in 2019. Basic and diluted earnings per common share were $1.40 and $1.39, respectively, for the six months ended June 30, 2020, compared to $1.32 and $1.31, respectively, for the corresponding period in 2019.

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

Financial Condition

Cash and Cash Equivalents

At June 30, 2020, we had $2.3 million in federal funds sold, compared to $100.5 million at December 31, 2019. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2020, we had $1.30 billion in balances at the Federal Reserve, compared to $61.9 million at December 31, 2019. The increase in balances kept at the Federal Reserve in 2020 result from federal stimulus funds on deposit with us by our customers stemming from the COVID-19 pandemic. We expect these funds to be temporary in nature.

Debt Securities

Debt securities available for sale totaled $856.1 million at June 30, 2020 and $759.4 million at December 31, 2019. Investment securities held to maturity totaled $250,000 at June 30, 2020. We had paydowns of $51.4 million on mortgage-backed securities and government agencies, maturities of $21.2 million on municipal bonds, corporate securities and treasury securities, and calls of $5.9 million on U.S. government agencies and municipal securities during the six months ended June 30, 2020. We purchased $82.6 million in mortgage-backed securities and $86.0 million in corporate securities during the first six months of 2020. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2020 and December 31, 2019, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at June 30, 2020 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods. All securities held are traded in liquid markets.

The Company does not invest in collateralized debt obligations (“CDOs”). At June 30, 2020, we had $237.4 million of bank holding company subordinated notes. All of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at June 30, 2020 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $431.0 million and $389.9 million as of June 30, 2020 and December 31, 2019, respectively.

Loans

As of June 30, 2020, there are 244 loans outstanding totaling $342.0 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. Of these 244 payment deferrals, 164 were principal only deferrals totaling $102.4 million, 45 were interest only deferrals totaling $151.1 million and 35 were principal and interest deferrals totaling $88.5 million. The amount of accrued interest related to payment deferrals totaled $6.1 million at June 30, 2020. These deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

We had total loans of $8.32 billion at June 30, 2020, an increase of $1.05 billion, or 14.5%, compared to $7.26 billion at December 31, 2019. During the second quarter of 2020 we originated approximately 4,800 PPP loans totaling $1.05 billion. Over 4,000 of these loans have a balance of less than $350,000. The percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in MSA
Birmingham, AL	39.3%
Huntsville, AL	8.6%
Dothan, AL	8.7%
Montgomery, AL	5.7%
Mobile, AL	6.2%
Total Alabama MSAs	68.5%
Pensacola, FL	6.3%
West Florida (1)	4.8%
Total Florida MSAs	11.1%
Nashville, TN	9.5%
Atlanta, GA	6.5%
Charleston, SC	4.4%

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

The allowance for loan losses, sometimes referred to as the “ALLL,” is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the ALLL, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the ALLL at an adequate level. If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased. Our management believes that the allowance was adequate at June 30, 2020.

Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At June 30, 2020, total loans rated Special Mention, Substandard, and Doubtful were $141.3 million, or 1.7% of total loans, compared to $123.7 million, or 1.7% of total loans, at December 31, 2019. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the ALLL to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions, including the economic distress caused by the COVID-19 pandemic and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

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

The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$8,315,375	$6,968,886	$8,315,375	$6,968,886
Average loans outstanding, net of unearned income	$8,333,704	$6,789,051	$7,847,426	$6,695,792
Allowance for loan losses at beginning of period	85,414	70,207	76,584	68,600
Charge-offs:
Commercial, financial and agricultural loans	1,358	3,610	3,998	6,647
Real estate - construction	376	-	830	-
Real estate - mortgage	2,520	169	4,198	219
Consumer loans	62	63	120	281
Total charge-offs	4,316	3,842	9,146	7,147
Recoveries:
Commercial, financial and agricultural loans	84	117	146	129
Real estate - construction	1	-	2	1
Real estate - mortgage	13	4	14	11
Consumer loans	28	16	40	23
Total recoveries	126	137	202	164
Net charge-offs	4,190	3,705	8,944	6,983
Provision for loan losses	10,283	4,884	23,867	9,769
Allowance for loan losses at period end	$91,507	$71,386	$91,507	$71,386
Allowance for loan losses to period end loans	1.10%	1.02%	1.10%	1.02%
Net charge-offs to average loans	0.20%	0.22%	0.23%	0.21%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans at June 30, 2020 and December 31, 2019:

		Percentage of loans
		in each category
June 30, 2020	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$47,986	42.07%
Real estate - construction	4,531	6.55%
Real estate - mortgage	38,399	50.65%
Consumer	591	0.73%
Total	$91,507	100.00%

		Percentage of loans
		in each category
December 31, 2019	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$43,666	37.13%
Real estate - construction	2,768	7.18%
Real estate - mortgage	29,653	54.80%
Consumer	497	0.89%
Total	$76,584	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $22.0 million at June 30, 2020, compared to $36.1 million at December 31, 2019. Of this total, nonaccrual loans of $16.9 million at June 30, 2020 represented a net decrease of $13.2 million from nonaccrual loans at December 31, 2019. Excluding credit card accounts, there were two loans 90 or more days past due and still accruing totaling $5.1 million at June 30, 2020, compared to seven loans totaling $6.0 million at December 31, 2019. Troubled Debt Restructurings (“TDR”) at June 30, 2020 and December 31, 2019 were $1.6 million and $3.3 million, respectively.

OREO and repossessed assets decreased to $6.5 million at June 30, 2020, from $8.2 million at December 31, 2019. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Balance at beginning of period	$8,178	$5,169
Transfers from loans and capitalized expenses	1,023	752
Proceeds from sales	(852)	(48)
Internally financed sales	-	-
Write-downs / net gain (loss) on sales	(1,812)	(224)
Balance at end of period	$6,537	$5,649

The following table summarizes our nonperforming assets and TDRs at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$13,888	24	$14,729	29
Real estate - construction	587	3	1,588	2
Real estate - mortgage:
Owner-occupied commercial	1,714	5	10,826	3
1-4 family mortgage	683	7	1,440	5
Other mortgage	-	-	1,507	1
Total real estate - mortgage	2,397	12	13,773	9
Consumer	9	1	-	-
Total Nonaccrual loans:	$16,881	40	$30,090	40

90+ days past due and accruing:
Commercial, financial and agricultural	$248	2	$201	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	873	5
Other mortgage	4,861	1	4,924	1
Total real estate - mortgage	4,861	1	5,797	6
Consumer	24	6	23	8
Total 90+ days past due and accruing:	$5,133	9	$6,021	17

Total Nonperforming Loans:	$22,014	49	$36,111	57

Plus: Other real estate owned and repossessions	6,537	11	8,178	12
Total Nonperforming Assets	$28,551	60	$44,289	69

Restructured accruing loans:
Commercial, financial and agricultural	$975	3	$625	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$975	3	$625	2

Total Nonperforming assets and restructured accruing loans	$29,526	63	$44,914	71

Ratios:
Nonperforming loans to total loans	0.26%		0.50%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.34%		0.61%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.35%		0.62%

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

Impaired Loans and Allowance for Loan Losses

As of June 30, 2020, we had impaired loans of $72.2 million inclusive of nonaccrual loans, an increase of $29.1 million from $43.1 million as of December 31, 2019. This increase is primarily attributable to two commercial relationships newly classified as impaired during the first six months of 2020. Substandard loans are detailed in Note 5, “Loans”, within the credit quality indicator table. While total impaired loans have increased, our overall collateral exposure on these impairments has remained consistent. We allocated $9.8 million of our allowance for loan losses at June 30, 2020 to these impaired loans, unchanged compared to December 31, 2019. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $72.2 million of impaired loans reported as of June 30, 2020, $63.5 million were commercial, financial and agricultural loans, $616,000 were real estate construction loans and $8.0 million were real estate mortgage loans.

Deposits

Total deposits were $9.34 billion at June 30, 2020, an increase of $1.8 billion, or 24.1%, over $7.53 billion at December 31, 2019. Increased growth rates during 2020 have been the result of Paycheck Protection Program (“PPP”) lending in which our borrowers have retained portions of their proceeds in the Bank. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Noninterest-bearing demand	$2,678,893	28.67%	$1,749,879	23.24%
Interest-bearing demand	5,786,886	61.94%	4,986,155	66.21%
Savings	77,387	0.83%	65,808	0.87%
Time deposits , $250,000 and under	277,278	2.97%	267,259	3.55%
Time deposits, over $250,000	422,474	4.52%	461,332	6.13%
Brokered CDs	100,000	1.07%	-	-%
	$9,342,918	100.00%	$7,530,433	100.00%

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $635.6 million and $470.7 million at June 30, 2020 and December 31, 2019, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.20% for the quarter ended June 30, 2020. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2020, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.99 billion. At June 30, 2020, the Bank had borrowing availability of approximately $772.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. Additionally, the Bank had $2.73 billion in available lines from the Federal Reserve Bank-Atlanta. $1.68 billion of these lines from the Federal Reserve Bank-Atlanta are collateralized by loans of the Bank. The remaining $1.05 billion are collateralized by PPP loans originated by the Bank. We believe these sources of funding are adequate to meet our anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

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

The following table reflects the contractual maturities of our term liabilities as of June 30, 2020. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$8,464,353	$-	$-	$-	$-
Certificates of deposit (2)	778,565	443,718	273,236	61,611	-
Brokered certificates of deposit	100,000	50,000	50,000
Federal funds purchased	635,606	635,606	-	-	-
Subordinated debentures	64,750	-	-	-	64,750
Operating lease commitments	11,833	1,515	4,813	3,080	2,425
Total	$10,055,107	$1,130,839	$328,049	$64,691	$67,175

(1)	Excludes interest.
(2)

Certificates of deposit give customers the right to early withdrawal.  Early withdrawals may be subject to penalties.  The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2020 was $914.6 million, or 8.30% of total assets. At December 31, 2019, total stockholders’ equity attributable to us was $842.2 million, or 9.41% of total assets.

As of June 30, 2020, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2020, December 31, 2019 and June 30, 2019:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$881,539	11.26%	$352,327	4.50%	N/A	N/A
ServisFirst Bank	943,578	12.06%	352,219	4.50%	$508,761	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	882,041	11.27%	469,769	6.00%	N/A	N/A
ServisFirst Bank	944,080	12.06%	469,625	6.00%	626,167	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,038,763	13.27%	626,359	8.00%	N/A	N/A
ServisFirst Bank	1,036,087	13.24%	626,167	8.00%	782,709	10.00
Tier 1 Capital to Average Assets:
Consolidated	882,041	9.24%	381,766	4.00%	N/A	N/A
ServisFirst Bank	944,080	9.90%	381,558	4.00%	476,948	5.00%

As of December 31, 2019:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier 1 Capital to Average Assets:
Consolidated	822,896	9.13%	356,012	4.00%	N/A	N/A
ServisFirst Bank	885,674	9.83%	355,998	4.00%	444,997	5.00%

As of June 30, 2019:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$759,998	10.18%	$335,955	4.50%	N/A	N/A
ServisFirst Bank	823,912	11.04%	335,942	4.50%	$485,249	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	760,500	10.19%	447,940	6.00%	N/A	N/A
ServisFirst Bank	824,414	11.04%	447,922	6.00%	597,230	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	897,070	12.02%	597,254	8.00%	N/A	N/A
ServisFirst Bank	896,300	12.01%	597,230	8.00%	746,537	10.00%
Tier 1 Capital to Average Assets:
Consolidated	760,500	9.00%	338,030	4.00%	N/A	N/A
ServisFirst Bank	824,414	9.76%	338,016	4.00%	422,520	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2020, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market. We continue to experience a manageable level of investor repurchase demands. For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale. Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers. We had a reserve of $370,000 as of June 30, 2020 and December 31, 2019 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)	(In Thousands)
Commitments to extend credit	$2,505,241	$2,303,788
Credit card arrangements	270,218	248,617
Standby letters of credit	65,585	48,394
	$2,841,044	$2,600,799

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2020 was $40.4 million compared to net income and net income available to common stockholders of $35.6 million, respectively, for the three months ended June 30, 2019. Net income and net income available to common stockholders for the six months ended June 30, 2020 was $75.2 million compared to net income and net income available to common stockholders of $70.6 million for the six months ended June 30, 2019. The increase in net income for the three months ended June 30, 2020 over the same period in 2019 was primarily attributable to a $13.1 million increase in net interest income resulting from a $1.9 billion increase in average earning assets, and a $1.3 million increase in non-interest income, led by increased mortgage banking revenue. The same key drivers contributed to the increase in net income for the six months ended June 30, 2020 compared to 2019 resulting in a $22.0 million increase in net interest income on a $1.4 billion increase in average earning assets, and a $3.0 million increase in non-interest income. Increases in non-interest expense of $2.8 million and $5.4 million and increases in income tax expense of $1.4 million and $929,000, respectively, for the three and six months ended June 30, 2020 compared to 2019 partially offset increases in income.

Basic and diluted net income per common share were $0.75 for the three months ended June 30, 2020, compared to $0.67 and $0.66, respectively, for the corresponding period in 2019. Basic and diluted net income per common share were $1.40 and $1.39, respectively, for the six months ended June 30, 2020, compared to $1.32 and $1.31, respectively, for the corresponding period in 2019. Return on average assets for the three and six months ended June 30, 2020 was 1.55% and 1.54%, respectively, compared to 1.69% and 1.72%, respectively, for the corresponding periods in 2019. Return on average common stockholders’ equity for the three and six months ended June 30, 2020 was 18.40% and 17.31%, respectively, compared to 18.72% and 19.06%, respectively, for the corresponding periods in 2019.

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

Taxable-equivalent net interest income increased $13.2 million, or 18.8%, to $83.3 million for the three months ended June 30, 2020 compared to $70.1 million for the corresponding period in 2019, and increased $22.1 million, or 15.9%, to $161.0 million for the six months ended June 30, 2020 compared to $138.9 million for the corresponding period in 2019. This increase was primarily attributable to growth in average earning assets, which increased $1.91 billion, or 23.3%, from the second quarter of 2019 to the second quarter of 2020, and $1.40 billion, or 17.5%, from the six months ended June 30, 2019 to the same period in 2020. The taxable-equivalent yield on interest-earning assets decreased to 3.80% for the three months ended June 30, 2020 from 4.80% for the corresponding period in 2019, and decreased to 4.10% for the six months ended June 30, 2020 from 4.82% for the corresponding period in 2019. The yield on loans for the three months ended June 30, 2020 was 4.31% compared to 5.23% for the corresponding period in 2019, and 4.58% compared to 5.24% for the six months ended June 30, 2020 and June 30, 2019, respectively. The cost of total interest-bearing liabilities decreased to 0.69% for the three months ended June 30, 2020 compared to 1.83% for the corresponding period in 2019, and decreased to 0.94% for the six months ended June 30, 2020 from 1.78% for the corresponding period in 2019. Net interest margin for the three months ended June 30, 2020 was 3.32% compared to 3.44% for the corresponding period in 2019, and 3.44% for the six months ended June 30, 2020 compared to 3.50% for the corresponding period in 2019.

The following tables show, for the three and six months ended June 30, 2020 and June 30, 2019, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$8,301,775	$89,042	4.31%	$6,756,927	$88,280	5.24%
Tax-exempt (3)	31,929	327	4.12	32,124	307	3.83
Total loans, net of unearned income	8,333,704	89,369	4.31	6,789,051	88,587	5.23
Mortgage loans held for sale	13,278	69	2.09	5,208	50	3.85
Investment securities:
Taxable	761,575	5,092	2.67	565,491	4,192	2.97
Tax-exempt (3)	38,201	250	2.62	77,364	406	2.10
Total investment securities (4)	799,776	5,342	2.67	642,855	4,598	2.86
Federal funds sold	83,274	33	0.16	323,714	1,998	2.48
Interest-bearing balances with banks	849,549	360	0.17	411,481	2,593	2.53
Total interest-earning assets	$10,079,581	$95,173	3.80	$8,172,309	$97,826	4.80
Non-interest-earning assets:
Cash and due from banks	76,212			76,988
Net fixed assets and equipment	57,446			58,607
Allowance for loan losses, accrued interest and other assets	248,702			156,264
Total assets	$10,461,941			$8,464,168

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$992,848	$875	0.35%	$909,847	$2,004	0.88%
Savings deposits	72,139	75	0.42	54,391	77	0.57
Money market accounts	4,285,907	5,555	0.52	3,932,459	18,418	1.88
Time deposits	877,448	4,251	1.95	694,414	3,741	2.16
Total interest-bearing deposits	6,228,342	10,756	0.69	5,591,111	24,240	1.74
Federal funds purchased	572,990	310	0.22	418,486	2,681	2.57
Other borrowings	64,711	781	4.85	64,680	781	4.84
Total interest-bearing liabilities	$6,866,043	$11,847	0.69%	$6,074,277	$27,702	1.83%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,646,030			1,591,722
Other liabilities	69,061			35,161
Stockholders' equity	862,500			763,742
Accumulated other comprehensive loss	18,307			(734)
Total liabilities and stockholders' equity	$10,461,941			$8,464,168
Net interest income		$83,326			$70,124
Net interest spread			3.11%			2.97%
Net interest margin			3.32%			3.44%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,650 and $914 are included in interest income in the second quarter of 2020 and 2019, respectively. Loan fees in 2020 include amortization of PPP loan fees.

(2)	Net accretion on acquired loan discounts of $53 is included in interest income in the second quarter of 2019.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains (losses) of $133 and $(985) are excluded from the yield calculation in the second quarter of 2020 and 2019, respectively.

	For the Three Months Ended June 30,
	2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$17,985	$(17,223)	$762
Tax-exempt	(2)	22	20
Total loans, net of unearned income	17,983	(17,201)	782
Mortgages held for sale	50	(31)	19
Debt securities:
Taxable	1,332	(432)	900
Tax-exempt	(240)	84	(156)
Total debt securities	1,092	(348)	744
Federal funds sold	(870)	(1,095)	(1,965)
Interest-bearing balances with banks	1,381	(3,614)	(2,233)
Total interest-earning assets	19,636	(22,289)	(2,653)

Interest-bearing liabilities:
Interest-bearing demand deposits	167	(1,296)	(1,129)
Savings	21	(23)	(2)
Money market accounts	1,513	(14,376)	(12,863)
Time deposits	906	(396)	510
Total interest-bearing deposits	2,607	(16,091)	(13,484)
Federal funds purchased	725	(3,096)	(2,371)
Other borrowed funds	-	-	-
Total interest-bearing liabilities	3,332	(19,187)	(15,855)
Increase in net interest income	$16,304	$(3,102)	$13,202

Decreases in average yields on loans drive unfavorable rate component. PPP loans originated during the second quarter of 2020 carry an interest rate of 1.00%, well below the average yield on other loans. However, this lower yield is offset by the accretion of net origination fees paid by the Small Business Administration on PPP loans. Decreases in average rates paid on interest-bearing deposits drive favorable rate component change. Growth in average loans, noninterest bearing deposits and equity drive favorable volume component change and overall change.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2020			2019
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$7,815,184	$178,119	4.58%	$6,664,437	$173,515	5.25%
Tax-exempt (3)	32,242	654	4.08	31,355	592	3.81
Total loans, net of unearned income	7,847,426	178,773	4.58	6,695,792	174,107	5.24
Mortgage loans held for sale	8,780	93	2.13	3,421	76	4.48
Investment securities:
Taxable	755,994	10,246	2.73	542,351	7,939	2.95
Tax-exempt (3)	41,115	507	2.48	82,423	870	2.13
Total investment securities (4)	797,109	10,753	2.71	624,774	8,809	2.84
Federal funds sold	94,348	311	0.66	258,564	3,217	2.51
Interest-bearing balances with banks	659,374	2,078	0.63	424,841	5,357	2.54
Total interest-earning assets	$9,407,037	$192,008	4.10%	$8,007,392	$191,566	4.82%
Non-interest-earning assets:
Cash and due from banks	71,176			75,592
Net fixed assets and equipment	57,756			58,729
Allowance for loan losses, accrued interest and other assets	246,673			153,120
Total assets	$9,782,642			$8,294,833

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$974,826	$2,220	0.46%	$926,176	$4,007	0.87%
Savings deposits	69,759	159	0.46	54,239	149	0.55
Money market accounts	4,173,597	16,682	0.80	3,845,792	34,932	1.83
Time deposits	841,686	8,439	2.02	696,682	7,297	2.11
Total interest-bearing deposits	6,059,868	27,500	0.91	5,522,889	46,385	1.69
Federal funds purchased	532,814	1,910	0.72	366,029	4,676	2.58
Other borrowings	64,709	1,562	4.85	64,675	1,562	4.87
Total interest-bearing liabilities	$6,657,391	$30,972	0.94%	$5,953,593	$52,623	1.78%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,197,850			1,558,783
Other liabilities	56,013			35,275
Stockholders' equity	858,150			749,754
Accumulated other comprehensive (loss)	13,238			(2,572)
Total liabilities and stockholders' equity	$9,782,642			$8,294,833
Net interest income		$161,036			$138,943
Net interest spread			3.16%			3.04%
Net interest margin			3.44%			3.50%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $4,930 and $1,887 are included in interest income in 2020 and 2019, respectively. Loan fees in 2020 include amortization of PPP loan fees.

(2)	Accretion on acquired loan discounts of $91 are included in interest income in 2019.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains (losses) of $231 and $(3,311) are excluded from the yield calculation in 2020 and 2019, respectively.

	For the Six Months Ended June 30,
	2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$28,123	$(23,519)	$4,604
Tax-exempt	18	44	62
Total loans, net of unearned income	28,141	(23,475)	4,666
Mortgages held for sale	73	(56)	17
Debt securities:
Taxable	2,954	(647)	2,307
Tax-exempt	(490)	127	(363)
Total debt securities	2,464	(520)	1,944
Federal funds sold	(1,346)	(1,560)	(2,906)
Interest-bearing balances with banks	2,029	(5,308)	(3,279)
Total interest-earning assets	31,361	(30,919)	442

Interest-bearing liabilities:
Interest-bearing demand deposits	202	(1,989)	(1,787)
Savings	39	(29)	10
Money market accounts	2,778	(21,028)	(18,250)
Time deposits	1,483	(341)	1,142
Total interest-bearing deposits	4,502	(23,387)	(18,885)
Federal funds purchased	1,546	(4,312)	(2,766)
Other borrowed funds	2	(2)	-
Total interest-bearing liabilities	6,050	(27,701)	(21,651)
Increase in net interest income	$25,311	$(3,218)	$22,093

Decreases in the average rates paid on interest-bearing deposits drive favorable rate component change. Decreases in average yields on loans drive unfavorable rate component while growth in loans, non-interest-bearing deposits and average equity continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses was $10.3 million for the three months ended June 30, 2020, an increase of $5.4 million from $4.9 million for the three months ended June 30, 2019, and was $23.9 million for the six months ended June 30, 2020, a $14.1 million increase compared to $9.8 million for the six months ended June 30, 2019. Annualized net credit charge-offs to quarter-to-date average loans decreased two basis points to 20% for the second quarter of 2020 compared to 0.22% for the corresponding period in 2019 and increased two basis points to 0.23% for the six months ended June 30, 2020 compared to 0.21% for the corresponding period in 2019. Nonperforming loans decreased to $22.0 million, or 0.26% of total loans, at June 30, 2020 from $36.1 million, or 0.50% of total loans, at December 31, 2019, and were $32.1 million, or 0.46% of total loans, at June 30, 2019. Impaired loans increased to $72.2 million, or 0.87% of total loans, at June 30, 2020, compared to $43.1 million, or 0.59% of total loans, at December 31, 2019. We have evaluated risk factors related to macroeconomic conditions and uncertainty due to COVID-19 which resulted in additional reserve for loan losses related to external factors of $15.7 million at June 30, 2020. The allowance for loan losses totaled $91.5 million, or 1.10% of total loans, net of unearned income, at June 30, 2020, compared to $76.6 million, or 1.02% of loans, net of unearned income, at December 31, 2019.

Noninterest Income

Noninterest income totaled $7.0 million for the three months ended June 30, 2020, an increase of $1.2 million, or 21.7%, compared to the corresponding period in 2019, and totaled $13.7 million for the six months ended June 30, 2020, an increase of $3.0 million, or 51.7%, compared to the corresponding period in 2019. Mortgage banking income increased $1.0, or 93.8%, to $2.1 million for the three months ended June 30, 2020 compared to $1.1 million for the same period in 2019, and increased $1.5 million, or 91.2%, to $3.2 million for the six months ended June 30, 2020 compared to $1.7 million for the same period in 2019. The number of loans originated for sale during the first half of 2020 increased approximately 61.3% when compared to the same period in 2019. Credit card income decreased $343,000 to $1.4 million for the three months ended June 30, 2020 compared to $1.7 million for the same period in 2019, and decreased $154,000 to $3.2 million for the six months ended June 30, 2020 compared to $3.3 million for the same period in 2019. The amount of spend on purchase cards increased $20.5 million while the amount of spend on business credit cards decreased $14.3 million during the second quarter of 2020 when compared to the second quarter of 2019. Purchase card spend carries lower profit margins than credit cards due to their higher rebates.

Noninterest Expense

Noninterest expense totaled $28.8 million for the three months ended June 30, 2020, an increase of $2.8 million, or 10.7%, compared to $26.0 million for the same period in 2019, and totaled $56.7 million for the six months ended June 30, 2020, an increase of $5.4 million, or 10.5%, compared to $51.3 million for the same period in 2019.

Details of expenses are as follows:

●

Salary and benefit expense increased $1.5 million, or 10.1%, to $15.8 million for the three months ended June 30, 2020 from $14.3 million for the same period in 2019, and increased $2.8 million, or 9.9%, to $31.4 million for the six months ended June 30, 2020 from $28.6 million for the same period in 2019. Total employees decreased from 495 as of June 30, 2019 to 492 as of June 30, 2020.

●

Equipment and occupancy expense increased $147,000, or 6.4%, to $2.4 million for the three months ended June 30, 2020 from $2.3 million for the corresponding period in 2019, and increased $288,000, or 6.3%, to $4.8 million from $4.5 million for the six months ended June 30, 2020 compared to the corresponding period in 2019.

●

Third party processing and other services increased $789,000, or 29.0%, to $3.5 million for the three months ended June 30, 2020 from $2.3 million for the corresponding period in 2019, and increased $1.7 million, or 33.6%, to $6.8 million from $5.1 million for the six months ended June 30, 2020 compared to the corresponding period in 2019. Limited-term licenses were added to our loan origination systems to enable more employees to assist customers with their PPP loans. These licenses added $514,000 to third party processing expenses during the second quarter of 2020.

●

Professional services expense decreased $100,000, or 8.4%, to $1.1 million for the three months ended June 30, 2020 compared to the same period in 2019, and decreased $146,000 or 6.7%, to $2.0 million for the six months ended June 30, 2020 compared to the same period in 2019.

●

FDIC and other regulatory assessments decreased $486,000 to $595,000 for the three months ended June 30, 2020 compared to the same period in 2019, and decreased $173,000 to $1.9 million for the six months ended June 30, 2020 compared to the same period in 2019. Lower growth in assets during the second quarter of 2020, excluding PPP loans, resulted in us adjusting our accrual for assessments to be paid at the end of the third quarter of 2020.

●

OREO expense increased $1.1 million, or 515%, to $1.3 million for the three months ended June 30, 2020 compared to the same period in 2019, and increased $1.7 million, or 714%, to $1.9 million for the six months ended June 30, 2020 compared to the same period in 2019. Updated appraisals resulted in write-downs in values on two properties in our Birmingham, Alabama market.

●

Other operating expenses decreased $100,000, or 2.4%, to $4.1 million for the three months ended June 30, 2020 compared to the same period in 2019, and decreased $822,000, or 9.6%, to $7.7 million for the six months ended June 30, 2020 compared to the same period in 2019.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2020 compared to the same periods in 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ change	% change	2020	2019	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,823	$1,786	$37	2.1%	$3,739	$3,488	$251	7.2%
Mortgage banking	2,107	1,087	1,020	93.8%	3,178	1,662	1,516	91.2%
Credit card income	1,398	1,741	(343)	(19.7%)	3,163	3,317	(154)	(4.6%)
Securities gains	-	(6)	6	(100.0%)	-	(6)	6	(100.0%)
Increase in cash surrender value life insurance	1,464	778	686	88.2%	2,917	1,540	1,377	89.4%
Other operating income	241	392	(151)	(38.5%)	710	721	(11)	(1.5%)
Total non-interest income	$7,033	$5,778	$1,255	21.7%	$13,707	$10,722	$2,985	27.8%

Non-interest expense:
Salaries and employee benefits	$15,792	$14,339	$1,453	10.1%	$31,450	$28,604	$2,846	9.9%
Equipment and occupancy expense	2,434	2,287	147	6.4%	4,834	4,546	288	6.3%
Third party processing and other services	3,513	2,724	789	29.0%	6,858	5,135	1,723	33.6%
Professional services	1,091	1,191	(100)	(8.4%)	2,039	2,185	(146)	(6.7%)
FDIC and other regulatory assessments	595	1,081	(486)	(45.0%)	1,927	2,100	(173)	(8.2%)
OREO expense	1,303	212	1,091	514.6%	1,904	234	1,670	713.7%
Other operating expense	4,088	4,188	(100)	(2.4%)	7,724	8,546	(822)	(9.6%)
Total non-interest expense	$28,816	$26,022	$2,794	10.7%	$56,736	$51,350	$5,386	10.5%

Income Tax Expense

Income tax expense was $10.7 million for the three months ended June 30, 2020 compared to $9.3 million for the same period in 2019, and was $18.8 million for the six months ended June 30, 2020 compared to $17.8 million for the same period in 2019. Our effective tax rate for the three and six months ended June 30, 2020 was 21.0% and 20.0%, respectively, compared to 20.7% and 20.2% for the corresponding periods in 2019, respectively. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2020 of $136,000 and $1.2 million, respectively, compared to $186,000 and $958,000 during the three and six months ended June 30, 2019, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2019, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2019, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2020. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit:	Description
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: July 30, 2020	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: July 30, 2020	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer