Form 10-Q/A
period 2020-06-30
ServisFirst Bancshares, Inc.
filed 2020-08-31
CIK 1430723

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

EXPLANATORY NOTE

ServisFirst Bancshares, Inc., a Delaware corporation, together with its subsidiaries, including ServisFirst Bank, the “Company”, which may also be referred to as “we”, “our”, “us”, ServisFirst Bancshares”, and “ServisFirst”, is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which was filed with the Securities and Exchange Commission on July 31, 2020 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of correcting an error in Item 2 of its Form 10-Q for the quarterly period ended June 30, 2020 in the table setting forth capital ratios required by the FDIC and Alabama Banking Department.  Specifically, the Consolidated and ServisFirst Bank Tier 1 Capital to Average Assets Ratios and related amounts for the quarter ended June 30, 2020 have been revised to properly reflect the impact of Paycheck Protection Program loans on our average assets for purposes of calculating these ratios. There were no other changes to the Original Filing.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2020, December 31, 2019 and June 30, 2019:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$881,539	11.26%	$352,327	4.50%	N/A	N/A
ServisFirst Bank	943,578	12.06%	352,219	4.50%	$508,761	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	882,041	11.27%	469,769	6.00%	N/A	N/A
ServisFirst Bank	944,080	12.06%	469,625	6.00%	626,167	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,038,763	13.27%	626,359	8.00%	N/A	N/A
ServisFirst Bank	1,036,087	13.24%	626,167	8.00%	782,709	10.00
Tier 1 Capital to Average Assets:
Consolidated	882,041	8.46%	417,188	4.00%	N/A	N/A
ServisFirst Bank	944,080	9.06%	416,980	4.00%	521,225	5.00%

As of December 31, 2019:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier 1 Capital to Average Assets:
Consolidated	822,896	9.13%	356,012	4.00%	N/A	N/A
ServisFirst Bank	885,674	9.83%	355,998	4.00%	444,997	5.00%

As of June 30, 2019:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$759,998	10.18%	$335,955	4.50%	N/A	N/A
ServisFirst Bank	823,912	11.04%	335,942	4.50%	$485,249	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	760,500	10.19%	447,940	6.00%	N/A	N/A
ServisFirst Bank	824,414	11.04%	447,922	6.00%	597,230	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	897,070	12.02%	597,254	8.00%	N/A	N/A
ServisFirst Bank	896,300	12.01%	597,230	8.00%	746,537	10.00%
Tier 1 Capital to Average Assets:
Consolidated	760,500	9.00%	338,030	4.00%	N/A	N/A
ServisFirst Bank	824,414	9.76%	338,016	4.00%	422,520	5.00%

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

ITEM 6. EXHIBITS

Exhibit:	Description
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: August 31, 2020	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 31, 2020	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer