Form 10-Q
period 2020-09-30
ServisFirst Bancshares, Inc.
filed 2020-10-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 23, 2020
Common stock, $.001 par value	53,915,245

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$70,472	$78,618
Interest-bearing balances due from depository institutions	1,551,597	451,509
Federal funds sold	1,302	100,473
Cash and cash equivalents	1,623,371	630,600
Available for sale debt securities, at fair value	913,049	759,399
Held to maturity debt securities (fair value of $250 at September 30, 2020 and December 31, 2019)	250	250
Mortgage loans held for sale	21,472	6,312
Loans	8,508,554	7,261,451
Less allowance for loan losses	(92,440)	(76,584)
Loans, net	8,416,114	7,184,867
Premises and equipment, net	55,273	56,496
Accrued interest and dividends receivable	36,607	26,262
Deferred tax assets	26,764	25,566
Other real estate owned and repossessed assets	6,976	8,178
Bank owned life insurance contracts	254,045	209,395
Goodwill and other identifiable intangible assets	13,976	14,179
Other assets	26,977	26,149
Total assets	$11,394,874	$8,947,653
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,762,814	$1,749,879
Interest-bearing	6,910,969	5,780,554
Total deposits	9,673,783	7,530,433
Federal funds purchased	669,350	470,749
Other borrowings	64,719	64,703
Accrued interest payable	11,915	11,934
Other liabilities	25,518	27,152
Total liabilities	10,445,285	8,104,971
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,915,245 shares issued and outstanding at September 30, 2020, and 53,623,740 shares issued and outstanding at December 31, 2019	54	54
Additional paid-in capital	223,280	219,766
Retained earnings	706,924	616,611
Accumulated other comprehensive income	18,831	5,749
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	949,089	842,180
Noncontrolling interest	500	502
Total stockholders' equity	949,589	842,682
Total liabilities and stockholders' equity	$11,394,874	$8,947,653

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$89,564	$90,767	$268,332	$264,901
Taxable securities	5,858	4,367	16,104	12,306
Nontaxable securities	166	316	610	1,155
Federal funds sold	16	1,768	327	4,985
Other interest and dividends	506	3,912	2,584	9,269
Total interest income	96,110	101,130	287,957	292,616
Interest expense:
Deposits	9,876	24,787	37,377	71,172
Borrowed funds	1,152	3,338	4,624	9,576
Total interest expense	11,028	28,125	42,001	80,748
Net interest income	85,082	73,005	245,956	211,868
Provision for loan losses	12,284	6,985	36,151	16,754
Net interest income after provision for loan losses	72,798	66,020	209,805	195,114
Noninterest income:
Service charges on deposit accounts	1,818	1,735	5,557	5,223
Mortgage banking	2,519	1,333	5,697	2,995
Credit card income	1,840	1,868	5,003	5,185
Securities gains	-	34	-	28
Increase in cash surrender value life insurance	1,733	787	4,650	2,327
Other operating income	262	453	972	1,172
Total noninterest income	8,172	6,210	21,879	16,930
Noninterest expenses:
Salaries and employee benefits	14,994	15,499	46,444	44,103
Equipment and occupancy expense	2,556	2,387	7,390	6,933
Third party processing and other services	3,281	2,923	10,360	8,058
Professional services	955	887	2,994	3,072
FDIC and other regulatory assessments (credits)	1,061	(296)	2,988	1,804
OREO expense	119	78	2,023	312
Other operating expenses	3,607	3,683	11,110	12,227
Total noninterest expenses	26,573	25,161	83,309	76,509
Income before income taxes	54,397	47,069	148,375	135,535
Provision for income taxes	11,035	9,506	29,787	27,329
Net income	43,362	37,563	118,588	108,206
Preferred stock dividends	-	-	31	31
Net income available to common stockholders	$43,362	$37,563	$118,557	$108,175

Basic earnings per common share	$0.80	$0.70	$2.20	$2.02
Diluted earnings per common share	$0.80	$0.69	$2.19	$2.00

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$43,362	$37,563	$118,588	$108,206
Other comprehensive income, net of tax:
Unrealized net holding gains arising during period from securities available for sale, net of tax of $58 and $3,477 for the three and nine months ended September 30, 2020, respectively, and net of tax of $424 and $2,791 for the three and nine months ended September 30, 2019, respectively	220	1,434	13,082	10,497
Reclassification adjustment for net gains on sale of securities, net of tax of $7 and $5 for the three and nine months ended September 30, 2019, respectively	-	27	-	23
Other comprehensive income, net of tax	220	1,461	13,082	10,520
Comprehensive income	$43,582	$39,024	$131,670	$118,726

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2019	53,526,882	$-	$54	$218,658	$555,425	$4,318	$502	$778,957
Common dividends declared, $0.15 per share	-	-	-	-	(8,020)	-	-	(8,020)
Issue restricted shares pursuant to stock incentives, net of forfeitures	10,500	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	41,731	-	-	571	-	-	-	571
9,069 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(289)	-	-	-	(289)
Stock-based compensation expense	-	-	-	294	-	-	-	294
Other comprehensive income, net of tax	-	-	-	-	-	1,461	-	1,461
Net income	-	-	-	-	37,563	-	-	37,563
Balance, September 30, 2019	53,579,113	$-	$54	$219,234	$584,968	$5,779	$502	$810,537

Balance, July 1, 2020	53,874,276	$-	$54	$222,437	$672,984	$18,611	$502	$914,588
Common dividends declared, $0.175 per share	-	-	-	-	(9,422)	-	-	(9,422)
Issue restricted shares pursuant to stock incentives, net of forfeitures	3,500	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	37,469	-	-	728	-	-	-	728
5,831 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(225)	-	-	-	(225)
Stock-based compensation expense	-	-	-	340	-	-	-	340
Other comprehensive loss, net of tax	-	-	-	-	-	220	-	220
Net income	-	-	-	-	43,362	-	(2)	43,360
Balance, September 30, 2020	53,915,245	$-	$54	$223,280	$706,924	$18,831	$500	$949,589

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2019	53,375,195	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.30 per share	-	-	-	-	(16,038)	-	-	(16,038)
Common dividends declared, $0.15 per share	-	-	-	-	(8,037)	-	-	(8,037)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	18,874	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	185,044	-	1	1,674	-	-	-	1,675
54,256 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,742)	-	-	-	(1,742)
Stock-based compensation expense	-	-	-	781	-	-	-	781
Other comprehensive income, net of tax	-	-	-	-	-	10,520	-	10,520
Net income	-	-	-	-	108,206	-	-	108,206
Balance, September 30, 2019	53,579,113	$-	$54	$219,234	$584,968	$5,779	$502	$810,537

Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.35 per share	-	-	-	-	(18,822)	-	-	(18,822)
Common dividends declared, $0.175 per share	-	-	-	-	(9,422)	-	-	(9,422)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	29,067	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	262,438	-	-	3,172	-	-	-	3,172
16,862 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(627)	-	-	-	(627)
Stock-based compensation expense	-	-	-	969	-	-	-	969
Other comprehensive loss, net of tax	-	-	-	-	-	13,082	-	13,082
Net income	-	-	-	-	118,588	-	(2)	118,586
Balance, September 30, 2020	53,915,245	$-	$54	$223,280	$706,924	$18,831	$500	$949,589

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$118,588	$108,206
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit) expense	(4,675)	2,851
Provision for loan losses	36,151	16,754
Depreciation	2,788	2,774
Accretion on acquired loans	(100)	(91)
Amortization of core deposit intangible	203	203
Net amortization of debt securities available for sale	3,834	2,040
Increase in accrued interest and dividends receivable	(10,345)	(1,353)
Stock-based compensation expense	969	781
(Decrease) increase in accrued interest payable	(19)	1,095
Proceeds from sale of mortgage loans held for sale	194,558	90,188
Originations of mortgage loans held for sale	(204,021)	(95,764)
Gain on sale of mortgage loans held for sale	(5,697)	(2,995)
Net gain on sale of debt securities available for sale	-	(28)
Net gain on sale of other real estate owned and repossessed assets	(8)	(6)
Write down of other real estate owned and repossessed assets	1,836	288
Operating loss (income) of tax credit partnerships	4	(16)
Increase in cash surrender value of life insurance contracts	(4,650)	(2,327)
Net change in other assets, liabilities, and other operating activities	(11,916)	(19,766)
Net cash provided by operating activities	117,500	102,834
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(288,453)	(186,240)
Proceeds from maturities, calls and paydowns of debt securities available for sale	148,206	100,687
Purchase of debt securities held to maturity	-	(250)
Investment in tax credit partnership and SBIC	(636)	-
Increase in loans	(1,269,704)	(505,224)
Purchase of premises and equipment	(1,565)	(1,522)
Purchase of bank owned life insurance contracts	(40,000)	(20,000)
Proceeds from sale of other real estate owned and repossessed assets	1,780	727
Net cash used in investing activities	(1,450,372)	(611,822)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	1,012,935	121,331
Net increase in interest-bearing deposits	1,130,415	687,119
Net increase in federal funds purchased	198,601	81,506
Proceeds from exercise of stock options	3,172	1,675
Taxes paid in net settlement of tax obligation upon exercise of stock options	(627)	(1,742)
Dividends paid on common stock	(18,822)	(16,038)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	2,325,643	873,820
Net increase in cash and cash equivalents	992,771	364,832
Cash and cash equivalents at beginning of period	630,600	681,895
Cash and cash equivalents at end of period	$1,623,371	$1,046,727
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$42,020	$76,653
Income taxes	38,593	34,464
Income tax refund	(47)	(86)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,406	$1,177
Dividends declared	9,422	8,037

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The allowance for loan losses as of September 30, 2020 is determined under the Company’s incurred loss model. Qualitative adjustments were made to the amount of the allowance to take into effect management’s estimates of the COVID-19 pandemic’s impact on the local and regional markets in which the Company operates. Further discussion of the allowance for loan losses is included in Note 5 – Loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	53,893,753	53,544,747	53,817,928	53,508,710
Net income available to common stockholders	$43,362	$37,563	$118,557	$108,175
Basic earnings per common share	$0.80	$0.70	$2.20	$2.02

Weighted average common shares outstanding	53,893,753	53,544,747	53,817,928	53,508,710
Dilutive effects of assumed conversions and exercise of stock options and warrants	339,212	551,621	380,494	578,700
Weighted average common and dilutive potential common shares outstanding	54,232,965	54,096,368	54,198,422	54,087,410
Net income available to common stockholders	$43,362	$37,563	$118,557	$108,175
Diluted earnings per common share	$0.80	$0.69	$2.19	$2.00

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
September 30, 2020	(In Thousands)
Securities Available for Sale
U.S. Treasury securities	$18,990	$436	$-	$19,426
Government agencies	15,222	299	-	15,521
Mortgage-backed securities	500,251	17,879	(68)	518,062
State and municipal securities	36,922	486	-	37,408
Corporate debt	317,887	5,638	(893)	322,632
Total	$889,272	$24,738	$(961)	$913,049
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2019
Securities Available for Sale
U.S. Treasury securities	$48,923	$291	$(4)	$49,210
Government agencies	18,245	143	(2)	18,386
Mortgage-backed securities	470,513	4,859	(1,318)	474,054
State and municipal securities	56,951	335	(14)	57,272
Corporate debt	157,549	3,098	(170)	160,477
Total	$752,181	$8,726	$(1,508)	$759,399
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of September 30, 2020 and December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$22,531	$22,627	$58,722	$58,975
Due from one to five years	78,998	81,105	90,034	91,005
Due from five to ten years	191,528	194,527	129,501	131,914
Due after ten years	95,964	96,728	3,411	3,451
Mortgage-backed securities	500,251	518,062	470,513	474,054
	$889,272	$913,049	$752,181	$759,399

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of September 30, 2020 and December 31, 2019 was $431.0 million and $389.9 million, respectively.

The following table identifies, as of September 30, 2020 and December 31, 2019, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At September 30, 2020, none of the Company’s 641 debt securities had been in an unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2020
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government agency securities	-	-	-	-	-	-
Mortgage-backed securities	(68)	34,639	-	-	(68)	34,639
State and municipal securities (1)	-	-	-	-	-	-
Corporate debt	(893)	87,212	-	-	(893)	87,212
Total	$(961)	$121,851	$-	$-	$(961)	$121,851

December 31, 2019
U.S. Treasury securities	$(4)	$3,012	$-	$-	$(4)	$3,012
Government agency securities	(2)	266	-	-	(2)	266
Mortgage-backed securities	(1,206)	153,330	(112)	24,911	(1,318)	178,241
State and municipal securities	(4)	1,900	(10)	2,647	(14)	4,547
Corporate debt	(170)	19,981	-	-	(170)	19,981
Total	$(1,386)	$178,489	$(122)	$27,558	$(1,508)	$206,047

NOTE 5 – LOANS

The following table details the Company’s loans at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(Dollars In Thousands)
Commercial, financial and agricultural	$3,466,189	$2,696,210
Real estate - construction	530,919	521,392
Real estate - mortgage:
Owner-occupied commercial	1,725,222	1,587,478
1-4 family mortgage	671,841	644,188
Other mortgage	2,056,549	1,747,394
Subtotal: Real estate - mortgage	4,453,612	3,979,060
Consumer	57,834	64,789
Total Loans	8,508,554	7,261,451
Less: Allowance for loan losses	(92,440)	(76,584)
Net Loans	$8,416,114	$7,184,867
Commercial, financial and agricultural	40.74%	37.13%
Real estate - construction	6.24%	7.18%
Real estate - mortgage:
Owner-occupied commercial	20.27%	21.86%
1-4 family mortgage	7.90%	8.87%
Other mortgage	24.17%	24.07%
Subtotal: Real estate - mortgage	52.34%	54.80%
Consumer	0.68%	0.89%
Total Loans	100.00%	100.00%

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time.  The CARES Act provides for Paycheck Protection Plan (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers.  As of  September 30, 2020, the Company has funded approximately 4,900 loans for a total amount of $1.05 billion for clients under the PPP, and management expects to continue to participate in any extensions of the PPP by the Treasury Department. At September 30, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $25.3 million. PPP loan origination fees recorded as an adjustment to loan yield for the three and nine months ended September 30, 2020 were $4.0 million and $6.6 million, respectively. These PPP loans are included within the Commercial, financial and agricultural loan category in the table above.

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

Loans by credit quality indicator as of September 30, 2020 and December 31, 2019 were as follows:

		Special
September 30, 2020	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$3,374,467	$17,955	$73,767	$-	$3,466,189
Real estate - construction	527,231	3,100	588	-	530,919
Real estate - mortgage:
Owner-occupied commercial	1,708,113	14,280	2,829	-	1,725,222
1-4 family mortgage	666,463	2,065	3,313	-	671,841
Other mortgage	2,031,328	12,006	13,215	-	2,056,549
Total real estate mortgage	4,405,904	28,351	19,357	-	4,453,612
Consumer	57,785	49	-	-	57,834
Total	$8,365,387	$49,455	$93,712	$-	$8,508,554

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,629,487	$46,176	$20,547	$-	$2,696,210
Real estate - construction	512,373	4,731	4,288	-	521,392
Real estate - mortgage:
Owner-occupied commercial	1,555,283	18,240	13,955	-	1,587,478
1-4 family mortgage	639,959	2,787	1,442	-	644,188
Other mortgage	1,735,869	10,018	1,507	-	1,747,394
Total real estate mortgage	3,931,111	31,045	16,904	-	3,979,060
Consumer	64,789	-	-	-	64,789
Total	$7,137,760	$81,952	$41,739	$-	$7,261,451

Loans by performance status as of September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,447,490	$18,699	$3,466,189
Real estate - construction	530,332	587	530,919
Real estate - mortgage:
Owner-occupied commercial	1,723,384	1,838	1,725,222
1-4 family mortgage	671,227	614	671,841
Other mortgage	2,051,722	4,827	2,056,549
Total real estate mortgage	4,446,333	7,279	4,453,612
Consumer	57,826	8	57,834
Total	$8,481,981	$26,573	$8,508,554

December 31, 2019	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,681,280	$14,930	$2,696,210
Real estate - construction	519,803	1,589	521,392
Real estate - mortgage:
Owner-occupied commercial	1,576,652	10,826	1,587,478
1-4 family mortgage	641,875	2,313	644,188
Other mortgage	1,740,963	6,431	1,747,394
Total real estate mortgage	3,959,490	19,570	3,979,060
Consumer	64,766	23	64,789
Total	$7,225,339	$36,112	$7,261,451

Loans by past due status as of September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$721	$3,102	$63	$3,886	$18,636	$3,443,667	$3,466,189
Real estate - construction	-	-	-	-	587	530,332	530,919
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	1,838	1,723,384	1,725,222
1-4 family mortgage	211	320	-	531	614	670,696	671,841
Other mortgage	-	-	4,827	4,827	-	2,051,722	2,056,549
Total real estate - mortgage	211	320	4,827	5,358	2,452	4,445,802	4,453,612
Consumer	36	6	8	50	-	57,784	57,834
Total	$968	$3,428	$4,898	$9,294	$21,675	$8,477,585	$8,508,554

December 31, 2019	Past Due Status (Accruing Loans)
				Total Past
	30-59 Days	60-89 Days	90+ Days	Due	Non-Accrual	Current	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$3,135	$344	$201	$3,680	$14,729	$2,677,801	$2,696,210
Real estate - construction	830	-	-	830	1,589	518,973	521,392
Real estate - mortgage:
Owner-occupied commercial	917	7,242	-	8,159	10,826	1,568,493	1,587,478
1-4 family mortgage	1,638	567	873	3,078	1,440	639,670	644,188
Other mortgage	-	-	4,924	4,924	1,507	1,740,963	1,747,394
Total real estate - mortgage	2,555	7,809	5,797	16,161	13,773	3,949,126	3,979,060
Consumer	35	25	23	83	-	64,706	64,789
Total	$6,555	$8,178	$6,021	$20,754	$30,091	$7,210,606	$7,261,451

The allowance for loan losses (“ALLL”) is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

External Qualitative Factors. The determination of the portion of the allowance for loan losses relating to external qualitative factors is based on consideration of the following factors: gross domestic product growth rate, changes in prime rate, delinquency trends, peer delinquency trends, year over year loan growth and state unemployment rate trends. Data for the three most recent periods is utilized in the calculation for each external qualitative component. The factors have a consistent weighted methodology to calculate the amount of allowance due to external qualitative factors. An additional qualitative factor was incorporated beginning in the second quarter of 2020 due to COVID-19 and its effect on overall macroeconomic conditions.  This specific qualitative factor totaled $14.9 million at June 30, 2020.  This COVID-19 qualitative factor totaled $11.3 million at September 30, 2020, a decrease of $3.6 million from June 30, 2020, primarily due to improvement in the national unemployment rate at the end of the third quarter of 2020.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and September 30, 2019. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2020
Allowance for loan losses:
Balance at June 30, 2020	$47,986	$4,531	$38,399	$591	$91,507
Charge-offs	(11,146)	-	(200)	(44)	(11,390)
Recoveries	12	-	12	15	39
Provision	12,421	(441)	304	-	12,284
Balance at September 30, 2020	$49,273	$4,090	$38,515	$562	$92,440

	Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at June, 2019	$38,709	$3,419	$28,783	$475	$71,386
Charge-offs	(3,626)	-	(4,974)	(172)	(8,772)
Recoveries	126	1	-	60	187
Allocation from LGP	4,905	115	2,386	-	7,406
Provision	5,108	(343)	2,069	151	6,985
Balance at September 30, 2019	$45,222	$3,192	$28,264	$514	$77,192

	Nine Months Ended September 30, 2020
Balance at December 31, 2019
Allowance for loan losses:	$43,666	$2,768	$29,653	$497	$76,584
Charge-offs	(15,144)	(830)	(4,397)	(165)	(20,536)
Recoveries	158	2	26	55	241
Provision	20,593	2,150	13,233	175	36,151
Balance at September 30, 2020	$49,273	$4,090	$38,515	$562	$92,440

	Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(10,273)	-	(5,193)	(453)	(15,919)
Recoveries	255	2	11	83	351
Allocation from LGP	4,905	115	2,386	-	7,406
Provision	11,319	(447)	5,552	330	16,754
Balance at September 30, 2019	$45,222	$3,192	$28,264	$514	$77,192

	As of September 30, 2020
Allowance for loan losses:
Individually Evaluated for Impairment	$9,204	$201	$195	$-	$9,600
Collectively Evaluated for Impairment	40,069	3,889	38,320	562	82,840

Loans:
Ending Balance	$3,466,189	$530,919	$4,453,612	$57,834	$8,508,554
Individually Evaluated for Impairment	73,800	587	19,376	-	93,763
Collectively Evaluated for Impairment	3,392,389	530,332	4,434,236	57,834	8,414,791

	As of December 31, 2019
Allowance for loan losses:
Individually Evaluated for Impairment	$6,085	$86	$3,633	$-	$9,804
Collectively Evaluated for Impairment	37,581	2,682	26,020	497	66,780

Loans:
Ending Balance	$2,696,210	$521,392	$3,979,060	$64,789	$7,261,451
Individually Evaluated for Impairment	20,843	4,320	17,985	-	43,148
Collectively Evaluated for Impairment	2,675,367	517,072	3,961,075	64,789	7,218,303

The following table presents details of the Company’s impaired loans as of September 30, 2020 and December 31, 2019, respectively. Loans which have been fully charged off do not appear in the tables.

				For the three months		For the nine months
				ended September 30,		ended September 30,
	September 30, 2020			2020		2020
					Interest		Interest
		Unpaid		Average	Income	Average	Income
	Recorded	Principal	Related	Recorded	Recognized	Recorded	Recognized
	Investment	Balance	Allowance	Investment	in Period	Investment	in Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$50,898	$60,687	$-	$61,374	$442	$61,967	$1,605
Real estate - construction	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1,581	1,581	-	1,582	12	1,600	52
1-4 family mortgage	2,899	2,899	-	2,882	26	2,814	78
Other mortgage	12,200	12,200	-	12,068	122	12,211	396
Total real estate - mortgage	16,680	16,680	-	16,532	160	16,625	526
Consumer	-	-	-	-	-	-	-
Total with no allowance recorded	67,578	77,367	-	77,906	602	78,592	2,131

With an allowance recorded:
Commercial, financial and agricultural	22,902	23,169	9,204	21,648	102	22,237	535
Real estate - construction	587	637	201	954	-	1,012	-
Real estate - mortgage:
Owner-occupied commercial	1,252	1,392	146	4,563	3	3,915	97
1-4 family mortgage	412	412	49	398	12	406	12
Other mortgage	1,032	1,032	-	1,022	11	1,077	35
Total real estate - mortgage	2,696	2,836	195	5,983	26	5,398	144
Consumer	-	-	-	-	-	-	-
Total with allowance recorded	26,185	26,642	9,600	28,585	128	28,647	679

Total Impaired Loans:
Commercial, financial and agricultural	73,800	83,856	9,204	83,022	544	84,204	2,140
Real estate - construction	587	637	201	954	-	1,012	-
Real estate - mortgage:
Owner-occupied commercial	2,833	2,973	146	6,145	15	5,515	149
1-4 family mortgage	3,311	3,311	49	3,280	38	3,220	90
Other mortgage	13,232	13,232	-	13,090	133	13,288	431
Total real estate - mortgage	19,376	19,516	195	22,515	186	22,023	670
Consumer	-	-	-	-	-	-	-
Total impaired loans	$93,763	$104,009	$9,600	$106,491	$730	$107,239	$2,810

December 31, 2019
				For the twelve months
				ended December 31, 2019
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized in
	Investment	Balance	Allowance	Investment	Period

	(In Thousands)
With no allowance recorded:
Commercial, financial and agricultural	$9,015	$10,563	$-	$11,284	$562
Real estate - construction	2,731	2,735	-	2,063	126
Real estate - mortgage:
Owner-occupied commercial	7,150	7,246	-	7,548	618
1-4 family mortgage	287	287	-	289	2
Other mortgage	-	-	-	-	-
Total real estate - mortgage	7,437	7,533	-	7,837	620
Consumer	-	-	-	-	-
Total with no allowance recorded	19,183	20,831	-	21,184	1,308

With an allowance recorded:
Commercial, financial and agricultural	11,828	19,307	6,085	19,714	395
Real estate - construction	1,589	1,589	86	1,614	27
Real estate - mortgage:
Owner-occupied commercial	7,888	11,028	2,456	13,627	301
1-4 family mortgage	1,153	1,153	176	1,157	1
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	10,548	13,688	3,633	16,252	323
Consumer	-	-	-	-	-
Total with allowance recorded	23,965	34,584	9,804	37,580	745

Total Impaired Loans:
Commercial, financial and agricultural	20,843	29,870	6,085	30,998	957
Real estate - construction	4,320	4,324	86	3,677	153
Real estate - mortgage:
Owner-occupied commercial	15,038	18,274	2,456	21,175	919
1-4 family mortgage	1,440	1,440	176	1,446	3
Other mortgage	1,507	1,507	1,001	1,468	21
Total real estate - mortgage	17,985	21,221	3,633	24,089	943
Consumer	-	-	-	-	-
Total impaired loans	$43,148	$55,415	$9,804	$58,764	$2,053

As of September 30, 2020, there are 42 loans outstanding totaling $28.2 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act.  Of these 42 payment deferrals, 9 were principal only deferrals totaling $5.1 million, 4 were interest only deferrals totaling $3.2 million and 29 were principal and interest deferrals totaling $19.9 million.  The CARES Act precluded all of ServisFirst COVID-19 loan modifications from being classified as a TDR as of September 30, 2020.

Troubled Debt Restructurings (“TDR”) at September 30, 2020, December 31, 2019 and September 30, 2019 totaled $2.7 million, $3.3 million and $11.2 million, respectively. The portion of those TDRs accruing interest at September 30, 2020, December 31, 2019 and September 30, 2019 totaled $1.8 million, $625,000 and $3.5 million, respectively. At September 30, 2020, the Company had a related allowance for loan losses of $534,000 allocated to these TDRs, compared to $929,000 at December 31, 2019 and $1.8 million at September 30, 2019. TDR activity by portfolio segment for the three and nine months ended September 30, 2020 and September 30, 2019 is presented in the table below.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$214	$214	2	$564	$564
Real estate - construction	1	357	357	1	357	357
Real estate - mortgage:
Owner-occupied commercial	1	611	611	1	611	611
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	1	611	611	1	611	611
Consumer	-	-	-	-	-	-
	3	$1,182	$1,182	4	$1,532	$1,532

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	1	$2,742	$2,742
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	1	$2,742	$2,742

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and nine months ended  September 30, 2020.  There were no loans which were modified in the previous twelve months that defaulted during the three months ended September 30, 2019. There were two commercial loans totaling $325,000 which were modified in the previous twelve months which defaulted during the nine months ended  September 30, 2019.  For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 8.4 years. At September 30, 2020, the Company had lease right-of-use assets and lease liabilities totaling $10.3 million and $11.1 million, respectively, compared to $12.3 million and $12.4 million, respectively, at December 31, 2019 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of September 30, 2020 are as follows:

September 30, 2020
(In Thousands)
2020 (remaining)	$839
2021	2,744
2022	2,679
2023	2,205
2024	1,232
thereafter	2,624
Total lease payments	12,323
Less: imputed interest	(1,219)
Present value of operating lease liabilities	$11,104

As of September 30, 2020, the weighted average remaining term of operating leases is 5.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.20%.

Operating cash flows related to leases were $855,000 and $2.6 million, for the three and nine months ended September 30, 2020, respectively, compared to $888,000 and $2.5 million for the three and nine months ended September 30, 2019, respectively.

Lease costs during the three and nine months ended September 30, 2020 and September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Operating lease cost	$876	$809
Short-term lease cost	13	8
Variable lease cost	77	49
Sublease income	(25)	(23)
Net lease cost	$941	$843

	Nine Months Ended September 30,
	2020	2019
Operating lease cost	$2,623	$2,500
Short-term lease cost	45	21
Variable lease cost	165	151
Sublease income	(70)	(35)
Net lease cost	$2,763	$2,637

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock-based compensation plan as described below. The compensation cost that has been charged to earnings for the plan was $340,000 and $969,000 for the three and nine months ended September 30, 2020 and $294,000 and $781,000 for the three and nine months ended September 30, 2019.

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

2019
Expected volatility	40.00%
Expected dividends	1.74%
Expected term (in years)	6.7
Risk-free rate	2.56%

There were no grants of stock options during the nine months ended September 30, 2020. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2019 was $12.60.

The following table summarizes stock option activity during the nine months ended September 30, 2020 and September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2020:
Outstanding at January 1, 2020	965,248	$15.19	4.9	$21,911
Granted	-	-	-	-
Exercised	(279,300)	11.36	3.2	6,330
Forfeited	(18,000)	30.79	6.4	58
Outstanding at September 30, 2020	667,948	16.37	4.5	$11,720

Exercisable at September 30, 2020	209,200	$12.41	3.2	$4,425

Nine Months Ended September 30, 2019:
Outstanding at January 1, 2019	1,238,748	$13.02	5.2	$23,355
Granted	10,500	34.44	9.4	(14)
Exercised	(239,300)	7.02	2.3	6,162
Forfeited	(20,200)	24.88	6.5	167
Outstanding at September 30, 2019	989,748	14.46	5.0	$18,603

Exercisable at September 30, 2019	278,000	$7.36	3.1	$7,261

As of September 30, 2020, there was $815,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 0.9 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2020, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized evenly over the remaining 2.9 years of the restricted stock’s vesting period.

The following table summarizes restricted stock activity during the nine months ended September 30, 2020 and 2019, respectively:

	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2020:
Non-vested at January 1, 2020	71,290	$31.53
Granted	29,067	33.20
Vested	(19,928)	23.64
Forfeited	-	-
Non-vested at September 30, 2020	80,429	34.09

Nine Months Ended September 30, 2019:
Non-vested at January 1, 2019	56,576	$29.94
Granted	21,274	34.08
Vested	(5,200)	20.31
Forfeited	(2,500)	38.17
Non-vested at September 30, 2019	70,150	31.62

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At September 30, 2020 the interest rate cap had a fair value of $200,000 and remaining term of 2.6 years.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2020 and December 31, 2019 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminated, added and modified certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy however, entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 was effective for the Company beginning January 1, 2020. As ASU 2018-13 only revised disclosure requirements, it had no material impact on the Company’s Consolidated Financial Statements.

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

CECL parallel comparisons were performed at September 30, 2020 and the Company estimates the allowance for loan losses under CECL will be within five percent of the allowance for loan losses under the incurred loss methodology.  The Company forecasted an immediate reversion to longer term average historical loss experience for the reasonable and supportable forecast due to the current level of uncertainty and unprecedented effect of COVID-19 as well as the corresponding response from the federal government through the CARES Act.  Qualitative factors were adjusted for a higher level of risk associated with economic conditions with a mitigating adjustment for the regulatory environment.

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

Based upon the nature and characteristics of our securities portfolios at September 30, 2020, the macroeconomic conditions and forecasts at that date, and other management judgments, the Company does not currently expect to record any allowance for credit losses on available for sale securities.

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

In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is intended to simplify accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The update removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The update also simplifies the diluted earnings per share calculation in certain areas. The update is effective for the Company for its fiscal year beginning after December 15, 2021, including interim periods within those years. Early adoption will be permitted. The Company does not currently have any convertible debt instruments outstanding so does not believe that the update will have an impact on its financial statements.

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. The Company bought two corporate debt securities in a private placement transaction, for which Level 2 inputs are not available. The Company uses average observable prices of similar corporate securities owned by the Company to value the two securities and are classified in Level 3 of the hierarchy. The range of values and weighted average value as of September 30, 2020 was 87.6222 to 116.1915 and 104.0924, respectively, observed for the Company’s other similar corporate securities. The range of values and weighted average value as of December 31, 2019 was 98.7836 to 112.2305 and 102.2648, respectively, observed for the Company’s other similar corporate securities.

Derivative instruments. The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate curves, adjusted for counterparty credit risk. These measurements are classified as level 2 within the valuation hierarchy.

Impaired Loans. Impaired loans are measured and reported at fair value when full payment under the loan terms is not probable.  Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent.  Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows.  This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach.  For loans measured using the estimated fair value of collateral less costs to sell, which typically ranges between 8%-10%, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral.  Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy.  Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  The range of fair value adjustments and weighted average adjustments as of September 30, 2020 was 0% to 50% and 17.1%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2019 was 0% to 30% and 5.6%, respectively.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.  The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $11.2 million and $20.0 million during the three and nine months ended September 30, 2020, respectively, and $7.7 million and $16.1 million during the three and nine months ended September 30, 2019, respectively.

Other Real Estate Owned and repossessed assets.  Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for loan losses subsequent to foreclosure or repossession.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  Appraisals are performed by certified and licensed appraisers.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals.  The range of fair value adjustments and weighted average adjustment as of September 30, 2020 was 5% to 46% and 10.7%, respectively.   The range of fair value adjustments and weighted average adjustment as of December 31, 2019 was 5% to 10% and 8.0%, respectively. These measurements are classified as Level 3 within the valuation hierarchy.  A loss on the sale and write-downs of OREO and repossessed assets of $86,000 and $2.5 million was recognized for the three and nine months ended September 30, 2020, respectively, and $58,000 and $282,000 for the three and nine months ended September 30, 2019, respectively.  These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.  OREO and repossessed assets are classified within Level 3 of the hierarchy.

There were no residential real estate loans foreclosed and classified as OREO as of September 30, 2020, compared to one residential real estate loan foreclosure for $103,000 as of December 31, 2019.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$19,426	$-	$19,426
Government agency securities	-	15,521	-	15,521
Mortgage-backed securities	-	518,062	-	518,062
State and municipal securities	-	37,408	-	37,408
Corporate debt	-	316,051	6,581	322,632
Total available-for-sale debt securities	-	906,468	6,581	913,049
Interest rate cap derivative	-	200	-	200
Total assets at fair value	$-	$906,668	$6,581	$913,249

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$49,210	$-	$49,210
Government agency securities	-	18,386	-	18,386
Mortgage-backed securities	-	474,054	-	474,054
State and municipal securities	-	57,272	-	57,272
Corporate debt	-	153,881	6,596	160,477
Total assets at fair value	$-	$752,803	$6,596	$759,399

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$84,163	$84,163
Other real estate owned and repossessed assets	-	-	6,976	6,976
Total assets at fair value	$-	$-	$91,139	$91,139

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Impaired loans	$-	$-	$33,344	$33,344
Other real estate owned and repossessed assets	-	-	8,178	8,178
Total assets at fair value	$-	$-	$41,522	$41,522

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$1,622,069	$1,622,069	$530,127	$530,127

Level 2 inputs:
Federal funds sold	1,302	1,302	100,473	100,473
Mortgage loans held for sale	21,472	22,244	6,302	6,312

Level 3 inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	8,331,951	8,232,972	7,151,523	7,099,198

Financial liabilities:
Level 2 inputs:
Deposits	$9,673,783	$9,687,830	$7,530,433	$7,534,984
Federal funds purchased	669,350	669,350	470,749	470,749
Other borrowings	64,719	63,840	64,703	65,048

NOTE 12 – SUBSEQUENT EVENTS

On October 21, 2020, the Company entered into a Note Purchase Agreement whereby it issued in a private placement $34.8 million in aggregate principal amount of 4.00% Subordinated Notes due October 21, 2030.  The Notes were sold to accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Notes will pay interest semi-annually on June 30th and December 31st each year, beginning December 31, 2020, until the Notes mature.  The Notes may not be prepaid by the Company prior to October 21, 2025.  The Company used all of the net proceeds to redeem in full its 5.00% Subordinated Notes issued July 15, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020 and September 30, 2019.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through 21 full-service banking offices located in Alabama, Tampa Bay, Florida, the panhandle of Florida, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, and Nashville, Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview of Quarter and Year-to-Date Results

As of September 30, 2020, we had consolidated total assets of $11.39 billion, up $2.45 billion, or 27%, when compared to consolidated assets of $8.95 billion at December 31, 2019. Total loans were $8.51 billion at September 30, 2020, up $1.25 billion, or 17%, from $7.26 billion at December 31, 2019. Total deposits were $9.67 billion at September 30, 2020, up $2.14 billion, or 29%, from $7.53 billion at December 31, 2019.

Net income available to common stockholders for the three months ended September 30, 2020 was $43.4 million, an increase of $5.8 million, or 15.4%, from $37.6 million for the corresponding period in 2019. Basic and diluted earnings per common share were $0.80 for the three months ended September 30, 2020, compared to basic and diluted earnings per common share of $0.70 and $0.69, respectively, for the corresponding period in 2019.

Net income available to common stockholders for the nine months ended September 30, 2020 was $118.6 million, an increase of $10.4 million, or 9.6%, from $108.2 million for the corresponding period in 2019. Basic and diluted earnings per common share were $2.20 and $2.19, respectively, for the nine months ended September 30, 2020, compared to $2.02 and $2.00, respectively, for the corresponding period in 2019.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2020, we had $1.3 million in federal funds sold, compared to $100.5 million at December 31, 2019. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2020, we had $1.40 billion in balances at the Federal Reserve, compared to $61.9 million at December 31, 2019. The increase in balances kept at the Federal Reserve in 2020 result from federal stimulus funds on deposit with us by our customers stemming from the COVID-19 pandemic.

Debt Securities

Debt securities available for sale totaled $913.0 million at September 30, 2020 and $759.4 million at December 31, 2019. Investment securities held to maturity totaled $250,000 at September 30, 2020 and at December 31, 2019. We had paydowns of $87.2 million on mortgage-backed securities and government agencies, maturities of $48.1 million on municipal bonds, corporate securities and treasury securities, and calls of $8.1 million on U.S. government agencies and municipal securities during the nine months ended September 30, 2020.  We purchased $120.0 million in mortgage-backed securities and $168.5 million in corporate securities during the first nine months of 2020.  For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2020 and December 31, 2019, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry. In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, and impairment positions at September 30, 2020 are interest-rate driven, no declines are deemed to be other than temporary. We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods. All securities held are traded in liquid markets.

The Company does not invest in collateralized debt obligations (“CDOs”). At September 30, 2020, we had $316.1 million of bank holding company subordinated notes.  If rated, all of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them.  All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The total investment portfolio at September 30, 2020 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $432.7 million and $389.9 million as of September 30, 2020 and December 31, 2019, respectively.

Loans

As of September 30, 2020, there are 42 loans outstanding totaling $28.2 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act.  Of these 42 payment deferrals, 9 were principal only deferrals totaling $5.1 million, 4 were interest only deferrals totaling $3.2 million and 29 were principal and interest deferrals totaling $19.9 million.  The amount of accrued interest related to payment deferrals totaled $6.0 million at September 30, 2020.  These deferrals were not considered troubled debt restructurings based on guidance within the CARES Act issued in March 2020.

We had total loans of $8.51 billion at September 30, 2020, an increase of $1.25 billion, or 17%, compared to $7.26 billion at December 31, 2019. We originated approximately 4,900 PPP loans totaling $1.05 billion as of September 30, 2020. Over 4,100 of these loans have a balance of less than $350,000. The percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in Market
Birmingham, AL	39.8%
Huntsville, AL	8.4%
Dothan, AL	8.6%
Montgomery, AL	5.5%
Mobile, AL	6.1%
Total Alabama MSAs	68.4%
Pensacola, FL	6.3%
West Florida (1)	4.9%
Total Florida MSAs	11.2%
Nashville, TN	9.4%
Atlanta, GA	6.5%
Charleston, SC	4.4%

(1) comprised of Tampa Bay and Sarasota, Florida

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

The allowance for loan losses, sometimes referred to as the “ALLL,” is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the ALLL, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the ALLL at an adequate level. If the ALLL is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased. Our management believes that the allowance was adequate at September 30, 2020.

Our management reviews the adequacy of the ALLL on a quarterly basis. The ALLL calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a nine-point risk grade scale with loan officers having the primary responsibility for assigning risk grades and for the timely reporting of changes in the risk grades. Based on these processes, and the assigned risk grades, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss, with some general allocation of reserve based on these grades. At September 30, 2020, total loans rated Special Mention, Substandard, and Doubtful were $143.2 million, or 1.7% of total loans, compared to $123.7 million, or 1.7% of total loans, at December 31, 2019. Reserve percentages assigned to non-impaired loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the ALLL to absorb losses inherent in our loan portfolio, our management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions, including the economic distress caused by the COVID-19 pandemic and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

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

The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$8,508,554	$7,022,069	$8,508,554	$7,022,069
Average loans outstanding, net of unearned income	$8,365,155	$6,961,270	$8,021,262	$6,785,257
Allowance for loan losses at beginning of period	91,507	71,386	76,584	68,600
Charge-offs:
Commercial, financial and agricultural loans	11,146	3,626	15,144	10,273
Real estate - construction	-	-	830	-
Real estate - mortgage	200	4,974	4,397	5,193
Consumer loans	44	172	165	453
Total charge-offs	11,390	8,772	20,536	15,919
Recoveries:
Commercial, financial and agricultural loans	12	126	158	255
Real estate - construction	-	1	2	2
Real estate - mortgage	12	-	26	11
Consumer loans	15	60	55	83
Total recoveries	39	187	241	351
Net charge-offs	11,351	8,585	20,295	15,568
Allocation from LGP	-	7,406	-	7,406
Provision for loan losses	12,284	6,985	36,151	16,754
Allowance for loan losses at period end	$92,440	$77,192	$92,440	$77,192
Allowance for loan losses to period end loans	1.09%	1.10%	1.09%	1.10%
Net charge-offs to average loans	0.54%	0.49%	0.34%	0.31%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans at September 30, 2020 and December 31, 2019:

		Percentage of loans
		in each category
September 30, 2020	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$49,273	40.74%
Real estate - construction	4,090	6.24%
Real estate - mortgage	38,515	52.34%
Consumer	562	0.68%
Total	$92,440	100.00%

		Percentage of loans
		in each category
December 31, 2019	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$43,666	37.13%
Real estate - construction	2,768	7.18%
Real estate - mortgage	29,653	54.80%
Consumer	497	0.89%
Total	$76,584	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $26.6 million at September 30, 2020, compared to $36.1 million at December 31, 2019.  Of this total, nonaccrual loans of $21.7 million at September 30, 2020 represented a net decrease of $8.4 million from nonaccrual loans at December 31, 2019.  Excluding credit card accounts, there was one loan 90 or more days past due and still accruing totaling $4.8 million at September 30, 2020, compared to three loans totaling $5.0 million at December 31, 2019.  Troubled Debt Restructurings (“TDR”) at September 30, 2020 and December 31, 2019 were $2.7 million and $3.3 million, respectively.

OREO and repossessed assets decreased to $7.0 million at September 30, 2020, from $8.2 million at December 31, 2019. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Balance at beginning of period	$8,178	$5,169
Transfers from loans and capitalized expenses	2,406	1,177
Proceeds from sales	(1,780)	(727)
Internally financed sales	-	-
Write-downs / net gain (loss) on sales	(1,828)	(282)
Balance at end of period	$6,976	$5,337

The following table summarizes our nonperforming assets and TDRs at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$18,636	24	$14,729	29
Real estate - construction	587	3	1,589	2
Real estate - mortgage:
Owner-occupied commercial	1,838	6	10,826	3
1-4 family mortgage	614	6	1,440	5
Other mortgage	-	-	1,507	1
Total real estate - mortgage	2,452	12	13,773	9
Consumer	-	-	-	-
Total Nonaccrual loans:	$21,675	39	$30,091	40

90+ days past due and accruing:
Commercial, financial and agricultural	$63	3	$201	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	873	5
Other mortgage	4,827	1	4,924	1
Total real estate - mortgage	4,827	1	5,797	6
Consumer	8	4	23	8
Total 90+ days past due and accruing:	$4,898	8	$6,021	17

Total Nonperforming Loans:	$26,573	47	$36,112	57

Plus: Other real estate owned and repossessions	6,976	10	8,178	12
Total Nonperforming Assets	$33,549	57	$44,290	69

Restructured accruing loans:
Commercial, financial and agricultural	$1,800	5	$625	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$1,800	5	$625	2

Total Nonperforming assets and restructured accruing loans	$35,349	62	$44,915	71

Ratios:
Nonperforming loans to total loans	0.31%		0.50%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.39%		0.61%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.42%		0.62%

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

Impaired Loans and Allowance for Loan Losses

As of September 30, 2020, we had impaired loans of $93.8 million inclusive of nonaccrual loans, an increase of $50.7 million from $43.1 million as of December 31, 2019. This increase is primarily attributable to four commercial relationships newly classified as impaired during 2020. Substandard loans are detailed in Note 5, “Loans”, within the credit quality indicator table. While total impaired loans have increased, our overall collateral exposure on these impairments has remained consistent. We allocated $9.6 million of our allowance for loan losses at September 30, 2020 to these impaired loans, a decrease of $0.2 million compared to December 31, 2019. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. Impairment does not always indicate credit loss, but provides an indication of collateral exposure based on prevailing market conditions and third-party valuations. Impaired loans are measured by either the present value of expected future cash flows discounted at the interest rate implicit in the original loan agreement, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for loan losses. Interest on accruing loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our credit administration team performs verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans.

Of the $93.8 million of impaired loans reported as of September 30, 2020, $73.8 million were commercial, financial and agricultural loans, $587,000 were real estate construction loans and $19.4 million were real estate mortgage loans.

Deposits

Total deposits were $9.67 billion at September 30, 2020, an increase of $2.14 billion, or 29%, over $7.53 billion at December 31, 2019.  Increased growth rates during 2020 have been the result of Paycheck Protection Program (“PPP”) lending in which our borrowers have retained portions of their proceeds in the Bank.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Noninterest-bearing demand	$2,762,814	28.56%	$1,749,879	23.24%
Interest-bearing demand	6,030,311	62.34%	4,986,193	66.21%
Savings	85,916	0.89%	65,808	0.87%
Time deposits, $250,000 and under	276,127	2.85%	267,221	3.55%
Time deposits, over $250,000	468,615	4.84%	461,332	6.13%
Brokered time deposits	50,000	0.52%	-	-%
	$9,673,783	100.00%	$7,530,433	100.00%

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $669.3 million and $470.7 million at September 30, 2020 and December 31, 2019, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.22% for the quarter ended September 30, 2020. Other borrowings consist of the following:

●	$34.75 million of 5% Subordinated Notes due July 15, 2025, which were issued in a private placement in July 2015 and pay interest semi-annually; and
●	$30.0 million of 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually.

During the fourth quarter of 2020, we expect to redeem the $34.75 million of 5% Subordinated Notes due July 15, 2025 in full, and issue $34.75 million of 4% Subordinated Notes.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2020, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.13 billion. At September 30, 2020, the Bank had borrowing availability of approximately $923.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. Additionally, the Bank had $2.84 billion in available lines from the Federal Reserve Bank-Atlanta. $1.79 billion of these lines from the Federal Reserve Bank-Atlanta are collateralized by loans of the Bank. The remaining $1.05 billion are collateralized by PPP loans originated by the Bank. We believe these sources of funding are adequate to meet our anticipated funding needs. Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”.

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

The following table reflects the contractual maturities of our term liabilities as of September 30, 2020. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$8,879,041	$-	$-	$-	$-
Certificates of deposit (2)	744,742	458,475	248,499	37,768	-
Brokered certificates of deposit	50,000	-	50,000	-	-
Federal funds purchased	669,350	669,350	-	-	-
Subordinated debentures	64,750	-	-	-	64,750
Operating lease commitments	11,105	2,533	4,567	2,317	1,688
Total	$10,418,988	$1,130,358	$303,066	$39,785	$66,438

(1)	Excludes interest.
(2)

Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2020 was $949.1 million, or 8.33% of total assets.  At December 31, 2019, total stockholders’ equity attributable to us was $842.2 million, or 9.41% of total assets.

As of September 30, 2020, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2020, December 31, 2019 and September 30, 2019:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$916,373	11.24%	$366,802	4.50%	N/A	N/A
ServisFirst Bank	978,584	12.01%	366,724	4.50%	$529,712	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	916,873	11.25%	489,070	6.00%	N/A	N/A
ServisFirst Bank	979,084	12.01%	488,965	6.00%	651,953	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,067,583	13.10%	652,093	8.00%	N/A	N/A
ServisFirst Bank	1,072,024	13.15%	651,953	8.00%	814,941	10.00
Tier 1 Capital to Average Assets:
Consolidated	916,873	8.22%	446,428	4.00%	N/A	N/A
ServisFirst Bank	979,084	8.78%	446,243	4.00%	557,804	5.00%

As of December 31, 2019
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier 1 Capital to Average Assets:
Consolidated	822,896	9.13%	356,012	4.00%	N/A	N/A
ServisFirst Bank	885,674	9.83%	355,998	4.00%	444,997	5.00%

As of September 30, 2019
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$790,168	10.39%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	852,807	11.21%	342,269	4.50%	$494,389	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	790,670	10.39%	456,377	6.00%	N/A	N/A
ServisFirst Bank	853,309	11.22%	456,359	6.00%	608,479	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	933,055	12.27%	608,502	8.00%	N/A	N/A
ServisFirst Bank	931,001	12.24%	608,479	8.00%	760,598	10.00%
Tier 1 Capital to Average Assets:
Consolidated	790,670	8.88%	356,012	4.00%	N/A	N/A
ServisFirst Bank	853,309	9.59%	355,998	4.00%	444,997	5.00%

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

Our exposure to credit loss in the event of non-performance by the other party to such financial instruments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2020, we have reserved $500,000 for losses on such off-balance sheet arrangements consistent with guidance in the FRB’s Interagency Policy Statement SR 06-17.

As part of our mortgage operations, we originate and sell certain loans to investors in the secondary market.  We continue to experience a manageable level of investor repurchase demands.  For loans sold, we have an obligation to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations and warranties made by the Bank at the time of the sale.  Representations and warranties typically include those made regarding loans that had missing or insufficient file documentation or loans obtained through fraud by borrowers or other third parties such as appraisers.  We had a reserve of $558,000 as of September 30, 2020 and $370,000 as of December 31, 2019 for the settlement of any repurchase demands by investors.

Financial instruments whose contract amounts represent credit risk at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)	(In Thousands)
Commitments to extend credit	$2,557,139	$2,303,788
Credit card arrangements	247,976	248,617
Standby letters of credit	72,138	48,394
	$2,877,253	$2,600,799

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2020 was $43.4 million compared to net income and net income available to common stockholders of $37.6 million for the three months ended September 30, 2019.  Net income and net income available to common stockholders for the nine months ended September 30, 2020 was $118.6 million compared to net income and net income available to common stockholders of $108.2 million for the nine months ended September 30, 2019.  The increase in net income for the three months ended September 30, 2020 over the same period in 2019 was primarily attributable to a $12.1 million increase in net interest income resulting from a $2.15 billion increase in average earning assets, and a $2.0 million increase in non-interest income, led by increased mortgage banking revenue. The same key drivers contributed to the increase in net income for the nine months ended September 30, 2020 compared to 2019 resulting in a $34.1 million increase in net interest income on a $1.65 billion increase in average earning assets, and a $4.9 million increase in non-interest income.  Increases in provision for loan losses of $5.3 million and $19.4 million, increases in non-interest expense of $1.4 million and $6.8 million and increases in income tax expense of $1.5 million and $2.5 million, respectively, for the three and nine months ended September 30, 2020 compared to 2019 partially offset increases in income.

Basic and diluted net income per common share were $0.80 for the three months ended September 30, 2020, compared to $0.70 and $0.69, respectively, for the corresponding period in 2019. Basic and diluted net income per common share were $2.20 and $2.19, respectively, for the nine months ended September 30, 2020, compared to $2.02 and $2.00, respectively, for the corresponding period in 2019. Return on average assets for the three and nine months ended September 30, 2020 was 1.54% compared to 1.67% and 1.70%, respectively, for the corresponding periods in 2019. Return on average common stockholders’ equity for the three and nine months ended September 30, 2020 was 18.43% and 17.73%, respectively, compared to 18.69% and 18.93%, respectively, for the corresponding periods in 2019.

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

Taxable-equivalent net interest income increased $12.1 million, or 16.6%, to $85.2 million for the three months ended September 30, 2020 compared to $73.1 million for the corresponding period in 2019, and increased $34.2 million, or 16.1%, to $246.2 million for the nine months ended September 30, 2020 compared to $212.0 million for the corresponding period in 2019. This increase was primarily attributable to growth in average earning assets, which increased $2.15 billion, or 25.0%, from the third quarter of 2019 to the third quarter of 2020, and $1.65 billion, or 20.1%, from the nine months ended September 30, 2019 to the same period in 2020. The taxable-equivalent yield on interest-earning assets decreased to 3.55% for the three months ended September 30, 2020 from 4.65% for the corresponding period in 2019, and decreased to 3.90% for the nine months ended September 30, 2020 from 4.76% for the corresponding period in 2019. The yield on loans for the three months ended September 30, 2020 was 4.26% compared to 5.17% for the corresponding period in 2019, and 4.47% compared to 5.22% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The cost of total interest-bearing liabilities decreased to 0.59% for the three months ended September 30, 2020 compared to 1.73% for the corresponding period in 2019, and decreased to 0.81% for the nine months ended September 30, 2020 from 1.77% for the corresponding period in 2019. Net interest margin for the three months ended September 30, 2020 was 3.14% compared to 3.36% for the corresponding period in 2019, and 3.33% for the nine months ended September 30, 2020 compared to 3.45% for the corresponding period in 2019.

The following tables show, for the three and nine months ended September 30, 2020 and September 30, 2019, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$8,335,087	$89,236	4.26%	$6,927,075	$90,426	5.18%
Tax-exempt (3)	30,068	313	4.14	34,195	343	3.98
Total loans, net of unearned income	8,365,155	89,549	4.26	6,961,270	90,769	5.17
Mortgage loans held for sale	20,053	71	1.41	6,482	40	2.45
Investment securities:
Taxable	820,526	5,858	2.86	595,405	4,367	2.93
Tax-exempt (3)	31,880	200	2.51	59,992	332	2.21
Total investment securities (4)	852,406	6,058	2.84	655,397	4,699	2.87
Federal funds sold	41,884	16	0.15	312,968	1,768	2.24
Interest-bearing balances with banks	1,500,563	506	0.13	690,973	3,912	2.25
Total interest-earning assets	$10,780,061	$96,200	3.55	$8,627,090	$101,188	4.65
Non-interest-earning assets:
Cash and due from banks	75,065			71,418
Net fixed assets and equipment	56,799			58,243
Allowance for loan losses, accrued interest and other assets	281,196			162,654
Total assets	$11,193,121			$8,919,405

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,077,595	$840	0.31%	$900,754	$1,904	0.84%
Savings deposits	82,671	75	0.36	57,431	87	0.60
Money market accounts	4,739,566	5,188	0.44	4,265,435	18,900	1.76
Time deposits	841,378	3,773	1.78	703,278	3,897	2.20
Total interest-bearing deposits	6,741,210	9,876	0.58	5,926,898	24,788	1.66
Federal funds purchased	682,971	375	0.22	441,526	2,557	2.30
Other borrowings	64,717	777	4.77	64,689	781	4.79
Total interest-bearing liabilities	$7,488,898	$11,028	0.59%	$6,433,113	$28,126	1.73%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,728,513			1,654,928
Other liabilities	39,537			34,070
Stockholders' equity	917,626			792,284
Accumulated other comprehensive gain	18,547			5,010
Total liabilities and stockholders' equity	$11,193,121			$8,919,405
Net interest income		$85,172			$73,062
Net interest spread			2.96%			2.92%
Net interest margin			3.14%			3.36%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $5,193 and $1,573 are included in interest income in the third quarter of 2020 and 2019, respectively. Loan fees in 2020 include accretion of PPP loan fees.

(2)	Net accretion on acquired loan discounts of $100 is included in interest income in the third quarter of 2020.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains of $23,418 and $6,287 are excluded from the yield calculation in the third quarter of 2020 and 2019, respectively.

	For the Three Months Ended September 30,
	2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$16,461	$(17,651)	$(1,190)
Tax-exempt	(43)	13	(30)
Total loans, net of unearned income	16,418	(17,638)	(1,220)
Mortgages held for sale	54	(23)	31
Debt securities:
Taxable	1,598	(107)	1,491
Tax-exempt	(172)	40	(132)
Total debt securities	1,426	(67)	1,359
Federal funds sold	(844)	(908)	(1,752)
Interest-bearing balances with banks	2,180	(5,586)	(3,406)
Total interest-earning assets	19,234	(24,222)	(4,988)

Interest-bearing liabilities:
Interest-bearing demand deposits	316	(1,380)	(1,064)
Savings	30	(42)	(12)
Money market accounts	1,885	(15,597)	(13,712)
Time deposits	684	(808)	(124)
Total interest-bearing deposits	2,915	(17,827)	(14,912)
Federal funds purchased	917	(3,099)	(2,182)
Other borrowed funds	-	(4)	(4)
Total interest-bearing liabilities	3,832	(20,930)	(17,098)
Increase in net interest income	$15,402	$(3,292)	$12,110

Decreases in average yields on loans drive unfavorable rate component. PPP loans carry an interest rate of 1.00%, well below the average yield on other loans. However, this lower yield is offset by the accretion of net origination fees paid by the Small Business Administration on PPP loans. Decreases in average rates paid on interest-bearing deposits drive favorable rate component change. Growth in average loans, noninterest bearing deposits and equity drive favorable volume component change and overall change.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2020			2019
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$7,989,750	$267,354	4.47%	$6,752,945	$263,942	5.23%
Tax-exempt (3)	31,512	968	4.10	32,312	934	3.86
Total loans, net of unearned income	8,021,262	268,322	4.47	6,785,257	264,876	5.22
Mortgage loans held for sale	12,565	164	1.74	4,452	116	3.48
Investment securities:
Taxable	777,662	16,104	2.77	560,230	12,306	2.94
Tax-exempt (3)	38,014	709	2.49	74,864	1,201	2.14
Total investment securities (4)	815,676	16,813	2.75	635,094	13,507	2.84
Federal funds sold	76,733	327	0.57	276,898	4,985	2.41
Interest-bearing balances with banks	941,817	2,584	0.37	514,527	9,269	2.41
Total interest-earning assets	$9,868,053	$288,210	3.90%	$8,216,228	$292,753	4.76%
Non-interest-earning assets:
Cash and due from banks	72,482			74,185
Net fixed assets and equipment	57,435			58,565
Allowance for loan losses, accrued interest and other assets	258,263			156,332
Total assets	$10,256,233			$8,505,310

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,009,332	$3,061	0.41%	$917,609	$5,911	0.86%
Savings deposits	74,095	233	0.42	55,315	236	0.57
Money market accounts	4,363,630	21,871	0.67	3,987,210	53,831	1.81
Time deposits	841,583	12,212	1.94	698,905	11,194	2.14
Total interest-bearing deposits	6,288,640	37,377	0.79	5,659,039	71,172	1.68
Federal funds purchased	583,232	2,286	0.52	391,471	7,233	2.47
Other borrowings	64,712	2,338	4.83	64,680	2,343	4.84
Total interest-bearing liabilities	$6,936,584	$42,001	0.81%	$6,115,190	$80,748	1.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,376,029			1,591,184
Other liabilities	50,328			34,866
Stockholders' equity	878,271			764,087
Accumulated other comprehensive gain (loss)	15,021			(17)
Total liabilities and stockholders' equity	$10,256,233			$8,505,310
Net interest income		$246,209			$212,005
Net interest spread			3.09%			2.99%
Net interest margin			3.33%			3.45%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $10,123 and $3,461 are included in interest income in 2020 and 2019, respectively. Loan fees in 2020 include accretion of PPP loan fees.

(2)	Accretion on acquired loan discounts of $100 and $91 are included in interest income in 2020 and 2019, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains of $18,955 and $77 are excluded from the yield calculation in 2020 and 2019, respectively.

	For the Nine Months Ended September 30,
	2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$44,611	$(41,199)	$3,412
Tax-exempt	(23)	57	34
Total loans, net of unearned income	44,588	(41,142)	3,446
Mortgages held for sale	129	(81)	48
Debt securities:
Taxable	4,549	(751)	3,798
Tax-exempt	(663)	171	(492)
Total debt securities	3,886	(580)	3,306
Federal funds sold	(2,265)	(2,393)	(4,658)
Interest-bearing balances with banks	4,477	(11,162)	(6,685)
Total interest-earning assets	50,815	(55,358)	(4,543)

Interest-bearing liabilities:
Interest-bearing demand deposits	542	(3,392)	(2,850)
Savings	68	(71)	(3)
Money market accounts	4,676	(36,636)	(31,960)
Time deposits	2,146	(1,128)	1,018
Total interest-bearing deposits	7,432	(41,227)	(33,795)
Federal funds purchased	2,477	(7,424)	(4,947)
Other borrowed funds	1	(6)	(5)
Total interest-bearing liabilities	9,910	(48,657)	(38,747)
Increase in net interest income	$40,905	$(6,701)	$34,204

Decreases in the average rates paid on interest-bearing deposits drive favorable rate component change. Decreases in average yields on loans drive unfavorable rate component while growth in loans, non-interest-bearing deposits and average equity continues to drive favorable volume component change and overall change.

Provision for Loan Losses

The provision for loan losses was $12.3 million for the three months ended September 30, 2020, an increase of $5.3 million from $7.0 million for the three months ended September 30, 2019, and was $36.2 million for the nine months ended September 30, 2020, a $19.4 million increase compared to $16.8 million for the nine months ended September 30, 2019.  Annualized net credit charge-offs to quarter-to-date average loans increased five basis points to 0.54% for the third quarter of 2020 compared to 0.49% for the corresponding period in 2019 and increased three basis points to 0.34% for the nine months ended September 30, 2020 compared to 0.31% for the corresponding period in 2019. Nonperforming loans decreased to $26.6 million, or 0.31% of total loans, at September 30, 2020 from $36.1 million, or 0.50% of total loans, at December 31, 2019, and were $41.0 million, or 0.58% of total loans, at September 30, 2019. Impaired loans increased to $93.8 million, or 1.10% of total loans, at September 30, 2020, compared to $43.1 million, or 0.59% of total loans, at December 31, 2019.  An additional qualitative factor was incorporated beginning in the second quarter of 2020 due to COVID-19 and its effect on overall macroeconomic conditions.  This COVID-19 qualitative factor totaled $14.9 million at June 30, 2020 and totaled $11.3 million at September 30, 2020.  This decrease of $3.6 million was primarily due to improvement in the national unemployment rate at the end of the third quarter of 2020.  The allowance for loan losses totaled $92.4 million, or 1.09% of total loans, net of unearned income, at September 30, 2020, compared to $76.6 million, or 1.05% of loans, net of unearned income, at December 31, 2019.

Noninterest Income

Noninterest income totaled $8.2 million for the three months ended September 30, 2020, an increase of $2.0 million, or 31.6%, compared to the corresponding period in 2019, and totaled $21.9 million for the nine months ended September 30, 2020, an increase of $4.9 million, or 29.2%, compared to the corresponding period in 2019. Mortgage banking income increased $1.2 million, or 89.0%, to $2.5 million for the three months ended September 30, 2020 compared to $1.3 million for the same period in 2019, and increased $2.7 million, or 90.2%, to $5.7 million for the nine months ended September 30, 2020 compared to $3.0 million for the same period in 2019. The number of loans originated for sale to investors during first nine months of 2020 increased approximately 67% when compared to the same period in 2019. Credit card income decreased $28,000 to $1.8 million for the three months ended September 30, 2020 compared to the same period in 2019, and decreased $182,000 to $5.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The amount of spend on purchase cards increased $23.0 million while the amount of spend on business credit cards decreased $8.0 million during the third quarter of 2020 when compared to the third quarter of 2019. Purchase card spend carries lower profit margins than credit cards due to their higher rebates.

Noninterest Expense

Noninterest expense totaled $26.6 million for the three months ended September 30, 2020, an increase of $1.4 million, or 5.6%, compared to $25.2 million for the same period in 2019, and totaled $83.3 million for the nine months ended September 30, 2020, an increase of $6.8 million, or 8.9%, compared to $76.5 million for the same period in 2019.

Details of expenses are as follows:

●

Salary and benefit expense decreased $505,000, or 3.3%, to $15.0 million for the three months ended September 30, 2020 from $15.5 million for the same period in 2019, and increased $2.3 million, or 5.3%, to $46.4 million for the nine months ended September 30, 2020 from $44.1 million for the same period in 2019. Total employees decreased from 511 as of September 30, 2019 to 496 as of September 30, 2020, or 2.9%.

●

Equipment and occupancy expense increased $169,000, or 7.1%, to $2.6 million for the three months ended September 30, 2020 from $2.4 million for the corresponding period in 2019, and increased $457,000, or 6.6%, to $7.4 million from $6.9 million for the nine months ended September 30, 2020 compared to the corresponding period in 2019.

●

Third party processing and other services increased $358,000, or 12.2%, to $3.3 million for the three months ended September 30, 2020 from $2.9 million for the corresponding period in 2019, and increased $2.3 million, or 28.6%, to $10.4 million from $8.1 million for the nine months ended September 30, 2020 compared to the corresponding period in 2019. Limited-term licenses were added to our loan origination systems to enable more employees to assist customers with their PPP loans in 2020 which added $514,000 to third party processing expenses.

●

Professional services expense increased $68,000, or 7.7%, to $1.0 million for the three months ended September 30, 2020 compared to the same period in 2019, and decreased $78,000, or 2.5%, to $3.0 million for the nine months ended September 30, 2020 compared to the same period in 2019.

●

FDIC and other regulatory assessments increased $1.4 million to $1.1 million for the three months ended September 30, 2020 compared to the same period in 2019, and increased $1.2 million to $3.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. We recognized a credit of $296,000 during the third quarter of 2019 as a result of the FDIC’s Small Bank Assessment Credit.

●

OREO expense increased $41,000, or 52.6%, to $119,000 for the three months ended September 30, 2020 compared to the same period in 2019, and increased $1.2 million, or 548%, to $2.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. Updated appraisals resulted in write-downs in values on two properties in our Birmingham, Alabama market during the second quarter of 2020.

●

Other operating expenses decreased $76,000, or 2.1%, to $3.6 million for the three months ended September 30, 2020 compared to the same period in 2019, and decreased $1.1 million, or 9.1%, to $11.1 million for the nine months ended September 30, 2020 compared to the same period in 2019. Decreased lending expenses in 2020 are the result of lower loan demand due to the COVID-19 pandemic. Decreases in business development expenses in 2020 are also the resulted of the pandemic. Lower write downs in tax credit partnership investments resulted from extinguishment of partnerships at the end of 2019.

The following table presents our non-interest income and non-interest expense for the three and nine month periods ending September 30, 2020 compared to the same periods in 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ change	% change	2020	2019	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,818	$1,735	$83	4.8%	$5,557	$5,223	$334	6.4%
Mortgage banking	2,519	1,333	1,186	89.0%	5,697	2,995	2,702	90.2%
Credit card income	1,840	1,868	(28)	(1.5%)	5,003	5,185	(182)	(3.5%)
Securities gains	-	34	(34)	(100.0%)	-	28	(28)	(100.0%)
Increase in cash surrender value life insurance	1,733	787	946	120.2%	4,650	2,327	2,323	99.8%
Other operating income	262	453	(191)	(42.2%)	972	1,172	(200)	(17.1%)
Total non-interest income	$8,172	$6,210	$1,962	31.6%	$21,879	$16,930	$4,949	29.2%

Non-interest expense:
Salaries and employee benefits	$14,994	$15,499	$(505)	(3.3%)	$46,444	$44,103	$2,341	5.3%
Equipment and occupancy expense	2,556	2,387	169	7.1%	7,390	6,933	457	6.6%
Third party processing and other services	3,281	2,923	358	12.2%	10,360	8,058	2,302	28.6%
Professional services	955	887	68	7.7%	2,994	3,072	(78)	(2.5%)
FDIC and other regulatory assessments	1,061	(296)	1,357	(458.4%)	2,988	1,804	1,184	65.6%
OREO expense	119	78	41	52.6%	2,023	312	1,711	548.4%
Other operating expense	3,607	3,683	(76)	(2.1%)	11,110	12,227	(1,117)	(9.1%)
Total non-interest expense	$26,573	$25,161	$1,412	5.6%	$83,309	$76,509	$6,800	8.9%

Income Tax Expense

Income tax expense was $11.0 million for the three months ended September 30, 2020 compared to $9.5 million for the same period in 2019, and was $29.8 million for the nine months ended September 30, 2020 compared to $27.3 million for the same period in 2019. Our effective tax rate for the three and nine months ended September 30, 2020 was 20.3% and 20.1%, respectively, compared to 20.2% and 20.2% for the corresponding periods in 2019, respectively. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2020 of $180,000 and $1.4 million, respectively, compared to $231,000 and $1.2 million during the three and nine months ended September 30, 2019, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2020. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: October 28, 2020	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 28, 2020	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer