Form 10-K
period 2020-12-31
ServisFirst Bancshares, Inc.
filed 2021-02-26
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

                                                                                                                                                               Yes ☒ No☐

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $35.76 per share of Common Stock, was $1,690,486,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2021
Common stock, $.001 par value	54,085,465

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

●	the global health and economic crisis precipitated by the COVID-19 outbreak;
●	the effects of the COVID-19 pandemic on business practices including, without limitation, work from home and similar initiatives that may result in changes in the usage of commercial real estate;
●	the effects of adverse changes in the economy or business conditions, either nationally or in our market areas;
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

●	the economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak, including but not limited to the restaurant, hospitality, travel and retail sectors;
●	the effects of hazardous weather in our markets;
●	the effects of competition from other financial institutions and financial service providers;
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

●	the effect of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;
●	the effects of terrorism and efforts to combat it;
●	the effects of force majeure events, including war, natural disasters, pandemics or other widespread disease outbreaks and other national or international crises;
●	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers;
●	the increased regulatory and compliance burdens associated with our bank exceeding $10 billion in assets;
●	the results of regulatory examinations;
●	the effect of inaccuracies in our assumptions underlying the establishment of our loan loss reserves; and
●	other factors that are discussed in the section titled “Risk Factors” in Item 1A.

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2016, 2017, 2018, 2019 and 2020 mean our fiscal years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 21 full-service banking offices located in Jefferson, Shelby, Madison, Montgomery, Houston, Mobile and Baldwin Counties of Alabama, Escambia and Hillsborough Counties of Florida, Cobb and Douglas Counties of Georgia, Charleston County, South Carolina and Davidson County, Tennessee, which are located in the metropolitan statistical areas (“MSAs”) of Birmingham-Hoover, Huntsville, Montgomery, Dothan, Daphne-Fairhope-Foley and Mobile, Alabama, Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Roswell, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro-Franklin, Tennessee. We also operate loan production offices in Columbus, Georgia, Sarasota, Florida, and Summerville, South Carolina. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2020, we had total assets of approximately $11.9 billion, total loans of approximately $8.5 billion, total deposits of approximately $10.0 billion and total stockholders’ equity of approximately $992.9 million.

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

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2020, our branches averaged approximately $475.0 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 38.9% of our total loan portfolio as of December 31, 2020.

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

Local decision making has impacted how we have managed our business during the COVID-19 pandemic. Our ability to use technology-based delivery channels to service our customers in a low-contact environment played an integral part in maintaining social distancing to help prevent the spread of COVID-19. Our regional executives were able to manage their banking operations in compliance with local shut-down orders. Our employees were able to work remotely as needed.

Additionally, our decentralized, local credit decision making coupled with our advanced technology-based delivery channels enabled us to offer our customers efficient and timely access to the Small Business Administration’s Paycheck Protection Program (“PPP”) loans. We made over 4,900 PPP loans with an aggregate balance of approximately $1.05 billion during the year ended December 31, 2020.

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, as of December 31, 2020, we had expanded into nine additional markets. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

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

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2010 to 2020 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2020	2010	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$45.6	$22.6	7.27%
Madison County, Alabama	9.5	6.5	3.87%
Montgomery County, Alabama	7.6	4.6	5.15%
Houston County, Alabama	3.3	2.1	4.62%
Mobile County, Alabama	8.6	6.0	3.67%
Baldwin County, Alabama	5.4	3.2	5.37%
Escambia County, Florida	5.9	4.2	3.46%
Hillsborough County, Florida	38.0	21.4	5.91%
Sarasota County, Florida	16.8	11.8	3.60%
Cobb County, Georgia	18.2	9.5	6.72%
Douglas County, Georgia	2.1	1.4	4.14%
Charleston County, South Carolina	14.1	7.9	5.96%
Davidson County, Tennessee	50.2	20.8	9.21%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2020 (the most recent date such numbers were reported by the FDIC), as reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$3,932.1	$52,063.5	4	7.55%
Huntsville MSA	2	1,065.2	10,457.9	3	10.19%
Montgomery MSA	2	906.1	9,400.9	4	9.64%
Dothan MSA	2	713.0	3,989.4	1	17.87%
Mobile MSA	1	403.8	8,758.2	8	4.61%
Daphne-Fairhope-Foley MSA	1	46.4	5,414.8	20	0.86%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	545.6	7,629.0	6	7.15%
Tampa-St. Petersburg-Clearwater MSA	1	325.4	101,248.1	30	0.32%
Georgia:
Atlanta-Sandy Springs-Roswell MSA	3	610.8	193,980.5	25	0.31%
South Carolina:
Charleston-North Charleston MSA	1	252.6	17,469.4	12	1.45%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	552.2	80,992.8	19	0.68%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2020, as reported by the FDIC:

Alabama	61.8%
Florida	8.6%
Georgia	7.1%
South Carolina	13.4%
Tennessee	26.0%

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

In our markets, our five largest competitors are Regions Bank, Wells Fargo Bank, BBVA Compass, Truist and Synovus Bank. These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of, media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

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

We underwrite our commercial loans primarily on the basis of the borrower’s cash flow, ability to service debt, and degree of management expertise. As a general practice, we take as collateral a security interest in any available real estate, equipment or personal property. Under limited circumstances, we may make commercial loans on an unsecured basis. Commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates. Perceived and actual risks may differ depending on the particular industry in which a borrower operates. General risks to an industry, such as an economic downturn or instability in the capital markets, or to a particular segment of an industry are monitored by senior management on an ongoing basis. When warranted, loans to individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed by the credit review committee or board of directors. Commercial and industrial borrowers are required to submit financial statements to us on a regular basis. We analyze these statements, looking for weaknesses and trends, and will assign the loan a risk grade accordingly. Based on this risk grade, the loan may receive an increased degree of scrutiny by management.

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $72.2 million to $593.6 million at December 31, 2020. There were $1.0 million in charge-offs on construction loans during 2020 and no charge-offs during 2019. The amount of construction loans rated as substandard decreased from $4.3 million at December 31, 2019 to $235,000 at December 31, 2020.

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

Commitments and Contingencies

As of December 31, 2020, we had commitments to extend credit beyond current amounts funded of $2.6 billion, had issued standby letters of credit in the amount of $66.2 million, and had commitments for credit card arrangements of $286.1 million.

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 60% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2020.

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

Supervision and Regulation

Both we and our bank are subject to extensive state and federal banking laws and regulations that impose restrictions on, and provide for general regulatory oversight of, our operations. These laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy and liquidity requirements. These laws and regulations generally are intended to protect customers (including depositors), the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally are not intended for the protection of stockholders or other investors. The consequences of noncompliance with these, or other applicable laws or regulations, can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive supervision and periodic examination by the Federal Reserve, the FDIC and the Alabama State Banking Department (the “Alabama Banking Department”), among other regulatory bodies. These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors. We also will be subject to comprehensive supervision and periodic examination by the Consumer Financial Protection Bureau (the “CFPB”) with respect to most federal consumer protection laws if our total assets are greater than $10 billion for four consecutive quarters. Our total assets were greater than $10 billion at the end of the second, third, and fourth quarters of 2020, and we expect our total assets to be greater than $10 billion at the end of the first quarter of 2021. For that reason, we expect to be subject to comprehensive supervision and periodic examination by the CFPB after that date.

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

The following discussion describes select material elements of the regulatory framework that applies to us. The description is not intended to summarize all laws, regulations and supervisory policies applicable to us and is qualified in its entirety by reference to the full text of the statutes, regulations and supervisory policies described. Further, the following discussion addresses the select material elements of the regulatory framework as in effect as of the date of this annual report on Form 10-K. Legislation and regulatory action to revise federal and state banking laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over our operations, after the date of this annual report on Form 10-K.

Bank Holding Company Supervision and Regulation

Because we own all of the capital stock of the bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Bank Supervision and Regulation

Generally

The bank is an Alabama state-chartered bank and, as such, is subject to examination and regulation by the Alabama Banking Department. The bank is not a member of the Federal Reserve System but is subject to various regulations and requirements promulgated by the Federal Reserve, the CFPB, the Federal Trade Commission, the Financial Crimes Enforcement Network, the Office of Foreign Assets Control (“OFAC”), and other federal regulatory agencies. State non-member banks are, in addition to regulation by the applicable state regulatory authority, subject to supervision and regular examination by the FDIC. The FDIC and the Alabama Banking Department regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. Additionally, the bank’s deposits are insured by the FDIC to the maximum extent provided by law. The extensive state and federal banking laws and regulations to which the bank is subject are generally intended to protect the bank’s customers (including depositors), the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. The following discussion describes the material elements of the regulatory framework that applies to the bank.

Temporary Relief from Certain Asset-Based Regulatory Thresholds

On November 20, 2020, federal banking regulators jointly issued an interim final rule effective December 2, 2020 to provide temporary relief for community banking organizations with less than $10 billion in total assets as of December 31, 2019. The relief came in the form of an exemption from certain regulations and reporting requirements that those institutions would otherwise become subject to as a result of a growth in asset size caused by their participation in PPP and similar federal coronavirus response programs. The interim final rule permits qualifying banks and bank holding companies to use asset data as of December 31, 2019, in order to determine whether various regulatory asset thresholds apply during the calendar years of 2020 and 2021. It also temporarily revises the instructions to various Federal Reserve regulatory reports so that qualifying entities may use their December 31, 2019, asset data to determine reporting requirements for those reports in 2020 and 2021. This means that we and the bank may, through December 31, 2021, determine the applicability of certain asset-based regulatory thresholds using our asset data as of December 31, 2019, since our total assets as of that date were less than $10 billion.  In order to address certain limited instances in which regulatory burden relief would be inappropriate, federal banking regulators have reserved authority in their respective regulations to require a community banking organization to comply with a given regulatory requirement that would otherwise not be applicable to the organization pursuant to the relief provided by the interim final rule.

Two prominent regulatory requirements not included in the interim final rule are the Volcker Rule and the supervisory authority of the CFPB that is triggered once an organization attains $10 billion in assets. We discuss the applicability to us of the Volcker Rule and CFPB examination below.

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

FDIC Insurance Assessments

The bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate. An institution's assessment base and assessment rate are determined each quarter.

An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. The method for determining an institution's risked-based assessment rate differs for small banks and large banks. Small banks (generally, those with less than $10 billion in assets over four consecutive quarters) are assigned an individual rate based on a formula using financial data and CAMELS ratings. Large banks (generally, those with $10 billion or more in assets over four consecutive quarters) are assigned an individual rate based on a scorecard. The scorecard combines the following measures to produce a score that is converted to an assessment rate: CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure. Assessment rates for both large and small banks are subject to adjustment. Assessment rates: (1) decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the Depository Institution Debt Adjustment or DIDA); and (3) for large banks that are not well-rated or not well-capitalized, increase for significant holdings of brokered deposits. The bank expects to become subject to the large bank scorecard methodology in the second quarter of 2021, and if that occurs, its assessment rate is likely to increase as a result.

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

The amount the bank pays to the FDIC in assessments is affected not only by the risk the bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. From 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in response to those circumstances, the FDIC took several extraordinary actions, including imposing a one-time special assessment on insured institutions and requiring institutions to prepay quarterly assessments attributable to a three-year period. The FDIC also has established a higher long-term target Deposit Insurance Fund ratio of 2%. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will take similar extraordinary actions or otherwise increase deposit insurance assessment levels in the future. Any future increases could have a negative impact on our bank’s earnings.

On September 30, 2018, the Deposit Insurance Fund reserve ratio reached 1.36 percent. Banks with less than $10 billion in total assets received assessment credits for the portion of their assessments that grew the reserve ratio from 1.15% to 1.35 percent. The credit began to be applied when the reserve ratio exceeded a target 1.38 percent ratio. As the bank did not yet have $10 billion in total assets at the time of the assessment credits, we recognized a credit of $1.7 million during 2019 as a result of this credit.

The FDIC may terminate its insurance of an institution's deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2020, the bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $382.5 million in dividends as of December 31, 2020, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. In June 2011, the Federal Reserve implemented a rule, which includes a cap of 21 cents plus .05% of the transaction on the interchange fee for debit card issuers with $10 billion or more in assets. The Bank exceeded $10 billion in assets for the first time as of June 30, 2020. The Durbin Amendment becomes effective for us on July 1, 2022. We do not anticipate that it will have a material impact on our revenue. Furthermore, the Bank has been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks.

Compensation Practices

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

Since the adoption of the final rule in 2013, U.S. financial regulators and other federal agencies have further adopted several changes to the final rule. On January 14, 2014, the agencies adopted an interim final rule permitting banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities if certain qualifications are met. On July 9, 2019, the agencies adopted a final rule excluding community banks (i.e., those banks having $10 billion or less in total consolidated assets and trading assets and liabilities of 5% or less of total consolidated assets) from the Volcker Rule. On October 8, 2019, the agencies finalized revisions to the Volcker rule that simplified and streamlined compliance requirements for banking entities that do not have significant trading activities, while banking entities with significant trading activity would become subject to more stringent compliance requirements. The revisions continue to prohibit proprietary trading, while providing greater clarity and certainty for activities allowed under the law. With the changes, the agencies expect that the universe of trades that are considered prohibited proprietary trading will remain generally the same as under the agencies' 2013 final rule. These revisions became effective on January 1, 2020, with a required compliance date of January 1, 2021.

To date, the prohibitions under the Volcker Rule and the final rule adopted thereunder have not had, and we do not currently expect them to have in the future, a material effect on our businesses or revenue, but they do limit the scope of permissible activities in which we might engage.

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

●The Dodd-Frank Act created the CFPB and gave it broad powers to supervise and enforce consumer protection laws. The CFPB now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets for four consecutive quarters. Institutions with less than $10 billion in assets for four consecutive quarters will continue to be examined for compliance with consumer laws by their primary bank regulator. We had more than $10 billion in total assets for the last three consecutive quarters of 2020 and expect to have more than $10 billion in total assets at the end of the first quarter of 2021. If that occurs, we will be subject to CFPB supervisory and enforcement authority after that date. Expenses related to regulatory compliance are likely to increase as a result.

●The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan.

●The Dodd-Frank Act imposes many investor protection, corporate governance and executive compensation rules that have affected most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

●Although insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

As noted above, the implementation of the Dodd-Frank Act is ongoing, and certain provisions of the Dodd-Frank Act are still subject to rulemaking. In addition, we will be subject to heightened regulatory scrutiny and requirements as a result of our total assets exceeding $10 billion as of December 31, 2020 and if our total assets exceed $10 billion for four consecutive quarters ending with the first quarter in 2021. As a result, it is difficult to anticipate the overall financial impact of the Dodd-Frank Act on the bank and us. However, compliance with the Dodd-Frank Act and its implementing regulations has resulted in, and is expected to continue to result in, additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

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

Human Capital Resources

At ServisFirst Bancshares, we believe that our Employees are truly our most valuable asset and that each of us directly contributes to our continued mutual success. As of December 31, 2020, we had 493 full-time equivalent employees. We have 187 employees located in our corporate office, including sales and operations, and 312 in our regional offices and branches. Our management believes that we have good relations with our employees.

Hiring, Promotion & Talent Development

We are always looking to build our workforce from within and promote from our current talent pool whenever possible. When this is not the case, we look to career fairs and local colleges to network on an ongoing basis, as well as utilizing professional networking platforms, such as LinkedIn. We also have a referral bonus program for current employees, which we believe helps us to diversify our workforce at the same time. We are also committed to the continued development of our employees. Compliance, IT and other banking industry-related trainings are completed by employees throughout the year. We also aim to assist our employees with position-related training and development when available.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. In response to local government and health guidelines around the COVID-19 pandemic, glass barriers have been installed where necessary, and we regularly encourage our employees to utilize video conferencing platforms when possible. All branches and internal corporate offices have been provided with cleaning supplies and are encouraged to disinfect surface areas consistently. We maintain a social distancing policy and update our procedures as federal and state agencies make new recommendations.

Compensation and Benefits

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to competitive salaries, these programs include annual bonuses, a 401(k) Retirement Plan, full medical, dental and vision insurance, life insurance and paid time off. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent.

Diversity and Inclusion

We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports our employees and the communities we serve. We recruit the best people for the job regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. It is our policy to fully comply with all state and federal laws applicable to discrimination in the workplace.

A brief description of the background of each of our named executive officers as of December 31, 2020 is set forth below.

Thomas A. Broughton, III (65) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Clarence C. Pouncey, III (64) – Mr. Pouncey served as our Executive Vice President and Chief Operating Officer since 2007 and Executive Vice President and Chief Operating Officer of the Bank since November 2006. Mr. Pouncey retired from the Company and Bank effective December 31, 2020.

William M. Foshee (66) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in Decatur, Alabama, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (63) – Mr. Rushing has served as the Executive Vice President and Executive for Correspondent Banking for us and the bank since 2011. Effective January 25, 2021, Mr. Rushing was appointed to serve as our Executive Vice President and Chief Operating Officer. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Henry Abbott (40) – Mr. Abbott has served as Senior Vice President and Chief Credit Officer for us and the bank since April 2018. From 2013 to 2018, he served as Senior Vice President and Chief Credit Officer for our Correspondent Banking Division. Prior to joining us, Mr. Abbott was employed at BB&T (now Truist) from 2004 to 2013 in various senior lending and credit administration roles.

A brief description of the background of each of our regional chief executive officers is set forth below.

J. Harold Clemmer (52) – Mr. Clemmer has served as Executive Vice President and Atlanta President and Chief Executive Officer of the Bank since March, 2018. Prior to joining the Company, Mr. Clemmer held several leadership positions with Fifth Third Bank including Regional President of Tennessee and Regional President of Georgia. Mr. Clemmer has over 25 years of commercial banking experience.

G. Carlton Barker (72) – Mr. Barker has served as Executive Vice President and Montgomery President and Chief Executive Officer of the Bank since February 1, 2007. Prior to joining the Company, Mr. Barker was employed by Regions Bank for 19 years in various capacities, most recently as the Regional President for the Southeast Alabama Region. Mr. Barker serves on the Huntingdon College Board of Trustees.

Gregory W. Bryant (57) – Mr. Bryant has served as Executive Vice President and Tampa Bay Area President and Chief Executive Officer of the Bank since January 2016. Previously, Mr. Bryant was the President and CEO of Bay Cities Bank in Tampa, Florida from 2000 until its sale to Centennial Bank in October 2015. While at Bay Cities, Mr. Bryant was a member of the bank’s loan committee, compensation committee, audit committee, and ALCO committee. Mr. Bryant also served as the President of Florida Business BancGroup, the parent company of Bay Cities Bank. From 2005 to 2015, Mr. Bryant served as a Director of the Independent Banker’s Bank (Lake Mary, FL), a correspondent bank serving over 100 banks in Florida and South Georgia. While at IBB, Mr. Bryant served on the loan and executive committees. Prior to Bay Cities Bank, Mr. Bryant worked in various management capacities with GE Capital and SouthTrust Bank. Mr. Bryant served as Chair of the Florida Banker’s Association in 2012, and is active in the CEO Council of Tampa Bay and the Greater Tampa Chamber of Commerce.

Andrew N. Kattos (51) – Mr. Kattos has served as Executive Vice President and Huntsville President and Chief Executive Officer of the Bank since April 2006. Prior to joining the Company, Mr. Kattos was employed by First Commercial Bank for 14 years, most recently as an Executive Vice President and Senior Lender in the Commercial Lending Department. Mr. Kattos currently serves as a HudsonAlpha Institute for Biotechnology Ambassador, an external advisory board member for the University of Alabama at Huntsville College of Business, and a board member for the National Children’s Advocacy Center.

William Bibb Lamar, Jr. (76) – Mr. Lamar has served as the Mobile Regional Chief Executive Officer of the bank since March 2013. Mr. Lamar is a seasoned Mobile banker with over 40 years of leadership responsibilities. Mr. Lamar graduated from the University of Mobile. Mr. Lamar began his banking career with Merchants National, now Regions Bank where he spent more than 20 years in various leadership roles. Most recently, Mr. Lamar was the CEO of BankTrust for over 20 years. Mr. Lamar has served on the State Banking Board for 16 years and was formerly President of the Alabama Bankers Association.

Rex D. McKinney (58) – Mr. McKinney has served as Executive Vice President and Pensacola President and Chief Executive Officer of the Bank since January 2011. Prior to joining the Company, Mr. McKinney held several leadership positions, including the senior lender position, at First American Bank/Coastal Bank and Trust (owned by Synovus Financial Corporation) starting in 1997. Mr. McKinney is a Past Board Member of the Rotary Club of Pensacola. He is Past President of the Pensacola Sports Association, a Past President of the Irish Politicians Club, a Member of the Pensacola Sports Association Foundation, Vice President of the Pensacola Country Club Board of Directors and also a Board Member of the Florida Bankers Association.

B. Harrison Morris, III (44) – Mr. Morris has served as Dothan Regional Chief Executive Officer since February 2015 when the outgoing CEO, Ronald DeVane, retired from the Company. Prior to his promotion, Mr. Morris served as Executive Vice President and Dothan President since June 2010, following his promotion from Senior Lending Officer of the Dothan Region. Mr. Morris joined the Company in September 2008. Prior to joining the Company, Mr. Morris held various positions with Wachovia Bank and SouthTrust Bank since 1998. Mr. Morris is a trustee of the Wallace Community College Foundation Board, a member of the Dothan Area Chamber of Commerce Board, a member of the Wiregrass United Way Board and a member of the Wiregrass Chapter of the American Red Cross.

Thomas G. Trouche (56) – Mr. Trouche has served as Executive Vice President and Charleston President and Chief Executive Officer of the Bank since December 2014. Prior to joining the Company, Mr. Trouche served in various roles with First Citizens Bank for over 13 years, most recently as their Coastal Division Executive. Mr. Trouche currently serves on the Board of Directors for the American Red Cross, and previously served as Chairman of the Board for Mason Preparatory School in Charleston.

Bradford A. Vieira (45) – Mr. Vieira has served as Executive Vice President and Nashville President and Chief Executive Officer of the Bank since June 2017 and as Senior Vice President and Nashville President since 2013 until his promotion to Nashville CEO. Mr. Vieira began his career in banking with SouthTrust Bank and held several positions in lending and credit. He also was with Fifth Third Bank as a commercial middle market sales manager. Mr. Vieira has been named Power Leader in Finance by the Nashville Business Journal. Under his leadership, ServisFirst Bank was also named a Best Place to work by the Nashville Business Journal for 2016 through 2018. Mr. Vieira was personally named a Nashville Business Journal “Power Leader” in conjunction with the Bank award during the same three years.

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees, accessible by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings, which are available free of charge through our corporate website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our or the bank’s executive officers, other key personnel, or directors leaves us or the bank, our operations may be adversely affected. In particular, we believe that our named executive officers and our regional chief executive officers are extremely important to our success and the success of our bank. If any of them leaves for any reason, our results of operations could suffer in such markets. Mr. Pouncey retired as Chief Operating Officer at the end of fiscal 2020, and our board appointed Mr. Rushing as our Chief Operating Officer based on his long history with the bank and the continuity afforded by his appointment. With the exception of the key officers in charge of our Huntsville and Montgomery banking offices, and our Chief Financial Officer, we do not have employment agreements or non-competition agreements with any of our executive officers, including our named executive officers. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, our directors’ and advisory board members’ community involvement and diverse and extensive local business relationships are important to our success. Any material changes in the composition of our board of directors or the respective advisory boards of the bank could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to expand successfully into new markets.

We have opened new offices and operations in five primary markets (Mobile, Alabama, Atlanta, Georgia, Nashville, Tennessee, Charleston, South Carolina and Tampa Bay, Florida) in the past six years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Because our total assets exceed $10 billion, we are subject to heightened regulatory requirements, which could have an adverse effect on our financial condition or results of operations.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, bank with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. While we have not yet reached $10 billion in assets for four consecutive quarters, we and the bank expect to do so during fiscal 2021. Once we and the bank have exceeded $10 billion in total assets for four consecutive fiscal quarters, we will be subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our Board, calculating our FDIC deposit insurance assessment using the large bank pricing rule and more frequent regulatory examinations. Regulatory relief passed by federal banking regulators in late 2020 will allow us to use our December 31, 2019 total assets to delay compliance with some, but not all, of these regulatory requirements until January 1, 2022. In preparation for these additional compliance obligations, we have incurred significant expenses and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition and results of operations.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

As of December 31, 2020, 53.3% of our loan portfolio was composed of commercial and consumer real estate loans, of which 53.3% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for credit losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for credit losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2020, our 10 largest borrowing relationships totaled $483.0 million in commitments (including unfunded commitments), or approximately 5.7% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms, the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for credit losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio based on historical loss experience, current conditions, reasonable and supportable forecasts, and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. We believe our allowance for credit losses is adequate. Our allowance for credit losses as of December 31, 2020 was $87.9 million, or 1.04% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, as amended, effective as of January 1, 2020 impacted our methodology for estimating the allowance for credit losses. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) gave financial institutions the option to delay adoption of ASU2016-13 and we delayed our adoption of the update until December 31, 2020, with an effective retrospective adoption date of January 1, 2020. Based on prevailing economic conditions and forecasts as of the January 1, 2020 adoption date, we recorded a net $2.0 million decrease in our allowance for credit losses in connection with our adoption of ASU 2016-13. See Note 1 – Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Management regularly reviews and updates our internal controls and procedures that are designed to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, legal risk, compliance risk, strategic risk, reputational risk and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on our reputation with our customers, regulators and investors. In addition, a failure of our internal controls, or a circumvention of such controls, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past six years, including:

●	the sale of $34,750,000 in 5% subordinated notes due July 15, 2025 to accredited investor purchasers in July 2015;
●

the sale of $30,000,000 in 4.5% subordinated notes due November 8, 2027 to accredited investor purchasers in November 2017 and concurrent redemption of $20,000,000 in 5.5% subordinated notes due November 9, 2022; and.

●

the sale of $34,750,000 in 4% subordinated notes due October 21, 2030 to accredited investor purchasers in October 2020 and concurrent redemption of $34,750,000 in 5% subordinated notes due July 15, 2025.

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

●	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
●	the scope, relevance and pricing of products and services that we offer;
●	customer satisfaction with our products and services;
●	industry and general economic trends; and
●	our ability to keep pace with technological advances and to invest in new technology

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

Information security risks for financial institutions have increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity, and the increasing frequency, of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to continue to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network is vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, human error or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, have been and will continue to be the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we continue to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information would present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. Additionally, our insurance may be inadequate to compensate us for losses due to a cyber-attack, hacking, or similar technology security breach. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

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

A security breach related to use of third-party software or systems, or the loss or corruption of confidential customer information could adversely affect our ability to provide timely and accurate financial information in compliance with legal and regulatory requirements. Any such failures could result in sanctions from regulatory authorities, significant reputational harm and a decrease in our customers confidence in us. Additionally, security breaches or the loss, theft or corruption of customer information such as social security numbers, credit card numbers, or other information could result in customer losses, litigation, regulatory sanctions, losses in revenue, increased costs and reputational harm. Our agreements with outside third parties include indemnification obligations in the event of any such security breaches; however, there is no assurance that such third-parties will have sufficient resources to provide full indemnification of all of their customers in the event such a security breach occurs.

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

We may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.

Our credit risk and credit losses could increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. The COVID-19 pandemic has had a disproportionate impact on the travel, lodging, entertainment and retail industries which, as of December 31, 2020, comprised 5% of our outstanding loans. Additionally, we have significant exposures to businesses in certain economic sectors such as manufacturing, real estate, insurance and healthcare, and weaknesses in those businesses may adversely impact our business, results of operations or financial condition.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2020, we held $6.5 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2020, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (or, the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for credit losses which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 83% of the bank’s liabilities as of December 31, 2020 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 71% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our deposit accounts have seen tremendous growth during the COVID-19 pandemic and associated economic downturn, with many of our customers choosing to increase their cash reserves, even though interest rates have stayed relatively low. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2020, the fair value of our investment securities portfolio was approximately $886.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies and questions concerning the impact of the Tax Cuts and Jobs Act on the long-term fiscal position of the U.S. federal government. Certain credit rating agencies have highlighted that the U.S. federal government had the highest debt of any AAA-rated sovereign nation, and there was no credible fiscal consolidation plan in light of the economic shock caused by the COVID-19 pandemic. However, in addition to causing economic and financial market disruptions, any future downgrade, failure to continue to raise the U.S. statutory debt limit as needed, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of any downgrade could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Our transactions with other financial institutions expose us to credit risk in the event of a default of a counterparty. The soundness of many financial services companies may be closely interrelated as a result of credit, trading, clearing and other relationships between such financial services companies. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations, particularly as a result of regulations adopted under the Dodd-Frank Act resulting from our recent growth in total assets to over $10.0 billion. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

As a bank holding company, we are subject to certain capital requirements that may limit our operations.

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve Bank (FRB), including risk-based and leverage capital requirements. We must maintain certain risk-based and leverage capital ratios as required by the FRB, which can change depending on certain economic conditions and our risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. Additionally, failure by our bank to meet applicable capital requirements could subject us to a variety of regulatory sanctions, up to and including termination of deposit insurance by the FDIC.

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

As of December 31, 2020, approximately 8% of our loan portfolio is indexed to the London Interbank Offered Rate (LIBOR) to calculate interest on the loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to cease persuading or compelling banks to submit LIBOR rates by the end of 2021. In November of 2020, the Financial Conduct Authority announced that it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, banking regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Regulators are therefore discouraging banks from entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

These announcements and regulatory guidance indicate that the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and may cause the LIBOR benchmark to perform differently than it has in the past. Financial institutions, including our bank, have begun to transition credit and other arrangements which currently utilize LIBOR as a reference rate to new indices for interest rates. Regulators, industry groups and certain committees have, among other things, published recommended fall-back language for LIBOR-referenced financial instruments, identified recommended alternatives for certain LIBOR rates (for example, Ameribor® or the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. It is not yet possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our customers may result in the incurrence of additional expense as part of the transition and may result in disputes with customers over the appropriate substitute index or indices, which could adversely affect our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business and results of operations.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2020, our bank could pay approximately $382.5 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. Limitations on our ability to receive dividends from our bank subsidiary could have a material adverse effect on our liquidity and ability to pay dividends on our common stock or interest and principal on our debt.

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

General Risk Factors

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus. Such measures have included travel bans and restrictions, curfews, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. While several vaccines have been approved by the U.S. Food and Drug Administration, vaccine distribution has been slow and there are concerns that more aggressive variants of the COVID-19 virus may increase and spread due to the pace of vaccinations in the United States. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act in March of 2020 and, more recently, an Omnibus COVID Relief Deal in December 2020. There can be no assurance that such steps taken by the United States government will be effective or achieve their desired results in the near future.

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

Among other relief programs, we participated in the PPP and originated almost 4,900 loans in the amount of $1.05 billion under the program during the year ended December 31, 2020. PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended time period. While PPP loans are guaranteed by the SBA, various regulatory requirements will apply to our ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. If a borrower defaults on a PPP loan, these requirements and uncertainties may limit our ability to fully recover against the loan guarantee or to seek full recourse against the borrower.

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

Financial disruption or a prolonged economic downturn could materially and adversely affect our business.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. Many of the other risk factors discussed herein identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by rising interest rates, although rates currently remain at near historic lows, which may impact our ability to generate attractive earnings through our investment portfolio. Although interest rates are low, deposit levels are high as our customers increase their cash balances in light of current economic uncertainties. An increase in interest rates could increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2020, we operated through 21 banking offices and 3 loan production offices. Our Woodcrest Place office also includes our corporate headquarters. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, MSA, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
2500 Woodcrest Place (1)	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive (1)	Montgomery	36117	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
2 North Royal Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
Total		2 Offices
Daphne-Fairhope-Foley:
561 Fairhope Ave. Suite 101 (1)	Fairhope	36532	Leased	9/29/2017
Total		1 Office

Total Offices in Alabama		12 Offices

Florida:
Pensacola-Ferry Pass-Brent:
219 East Garden Street Suite 100 (1)	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
1500 Freedom Self Storage Road, Suite 12	Ft. Walton Bch.	32547	Leased	8/1/2018
Total		3 Offices

Tampa-St. Petersburg-Clearwater:
4221 West Boy Scout Blvd. (1)	Tampa	33607	Leased	1/4/2016
Total		1 Office

North Port-Sarasota-Bradenton:
240 South Pineapple Ave. (2)	Sarasota	34236	Leased	8/1/2019
Total		1 Office

Total Offices in Florida		5 Offices

Georgia:
Atlanta-Sandy Springs-Roswell:
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
2454 Kennesaw Due West Road (3)	Kennesaw	30152	Owned	12/12/2011
Columbus:
6400 Bradley Park Drive, Suite A (2)	Columbus	31904	Leased	8/12/2020
Total Offices in Georgia		4 Offices

South Carolina:
Charleston-North Charleston:
701 East Bay Street Suite 503 (1)	Charleston	29403	Leased	4/20/2015
100 S Main Street Suite I (2)	Summerville	29483	Leased	7/1/2016
Total Offices in South Carolina		2 Offices

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013
Total Offices in Tennessee		1 Office

Total Offices		24 Offices

(1) Offices relocated to this address. Original offices opened on date indicated.
(2) Property serves as a loan production office.
(3) Planned closure date of March 11, 2021

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFBS.” As of February 19, 2021, there were 512 holders of record of our common stock. As of the close of business on February 19, 2021, the price of our common stock was $46.99 per share.

Dividends

On December 21, 2020, our board of directors increased our quarterly cash dividend from $0.175 per share to $0.20 per share. Subject to the board of directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2020 other than those previously reported in our reports filed with the Securities and Exchange Commission.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2020.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2020 relating to stock options granted under our 2009 Amended and Restated Stock Incentive Plan and other options or warrants issued outside of such plans, if any. All awards under our 2005 Amended and Restated Stock Incentive Plan have vested, have been exercised or have been forfeited as of December 31, 2020, and no further awards shall be made under the 2005 Plan.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards	Weighted-average Exercise Price of Outstanding Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	640,950	$18.14	3,186,865
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	640,950	$18.14	3,186,865

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below. Except for the data under “Selected Performance Ratios,” “Adjusted Performance Data,” “Asset Quality Ratios,” “Liquidity Ratios,” “Capital Adequacy Ratios” and “Growth Ratios,” the selected historical consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes.

	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands except for share and per share data)
Selected Balance Sheet Data:
Total Assets	$11,932,654	$8,947,653	$8,007,382	$7,082,384	$6,370,448
Total Loans	8,465,688	7,261,451	6,533,499	5,851,261	4,911,770
Loans, net	8,377,746	7,184,867	6,464,899	5,791,855	4,859,877
Securities available for sale	886,688	759,399	590,184	538,080	422,375
Securities held to maturity	250	250	-	250	62,564
Cash and due from banks	93,655	78,618	97,516	86,213	56,855
Interest-bearing balances with banks	2,115,985	451,509	360,534	151,849	566,707
Federal funds sold	1,771	100,473	223,845	239,524	160,435
Mortgage loans held for sale	14,425	6,312	120	4,459	4,675
Premises and equipment, net	54,969	56,496	57,822	58,900	40,314
Deposits	9,975,724	7,530,433	6,915,708	6,091,674	5,420,311
Federal funds purchased	851,545	470,749	288,725	301,797	355,944
Other borrowings	64,748	64,703	64,666	64,832	55,262
Other liabilities	47,785	39,086	23,080	16,477	16,042
Stockholders' Equity	992,852	842,682	715,203	607,604	522,889
Selected Income Statement Data:
Interest income	$389,022	$390,803	$326,627	$262,756	$212,902
Interest expense	50,985	103,158	63,948	35,333	25,805
Net interest income	338,037	287,645	262,679	227,423	187,097
Provision for credit losses	42,434	22,638	21,402	23,225	13,398
Net interest income after provision for credit losses	295,603	265,007	241,277	204,198	173,699
Noninterest income	30,116	23,982	19,440	17,361	17,007
Noninterest expense	111,511	102,128	91,875	84,209	79,888
Income before income taxes	214,208	186,861	168,842	137,350	110,818
Income tax expense	44,639	37,618	31,902	44,258	29,339
Net income	169,569	149,243	136,940	93,092	81,479
Net income available to common stockholders	169,506	149,180	136,877	93,030	81,432
Per Common Share Data:
Net income, basic	$3.15	$2.79	$2.57	$1.76	$1.55
Net income, diluted	3.13	2.76	2.53	1.72	1.52
Book value	18.41	15.71	13.40	11.47	9.93
Weighted average shares outstanding:
Basic	53,844,482	53,530,766	53,172,695	52,887,359	52,450,896
Diluted	54,219,037	54,103,074	54,169,879	54,123,957	53,608,372
Actual shares outstanding	53,943,751	53,623,740	53,375,195	52,992,586	52,636,896
Selected Performance Ratios:
Return on average assets	1.59%	1.73%	1.88%	1.43%	1.42%
Return on average stockholders' equity	18.55%	19.16%	20.96%	16.38%	16.64%
Dividend payout ratio	22.39%	21.76%	15.04%	11.64%	10.53%
Net interest margin (1)	3.31%	3.46%	3.75%	3.68%	3.42%
Efficiency ratio (2)	30.29%	32.77%	32.57%	34.40%	39.14%
Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.36%	0.32%	0.20%	0.29%	0.11%
Non-performing loans to total loans	0.22%	0.50%	0.43%	0.19%	0.34%
Non-performing assets to total assets	0.21%	0.50%	0.41%	0.26%	0.34%
Allowance for credit losses to total gross loans	1.04%	1.05%	1.05%	1.02%	1.06%
Allowance for credit losses to total non-performing loans	463.98%	212.07%	247.03%	548.79%	307.30%
Liquidity Ratios:
Net loans to total deposits	83.98%	95.41%	93.48%	95.08%	89.66%
Net average loans to average earning assets	78.80%	81.48%	86.55%	84.93%	80.44%
Noninterest-bearing deposits to total deposits	27.96%	23.24%	22.52%	23.64%	23.64%
Capital Adequacy Ratios:
Stockholders' Equity to total assets	8.32%	9.42%	8.93%	8.58%	8.21%
CET1 capital (3)	10.50%	10.50%	10.12%	9.51%	9.78%
Tier 1 capital (4)	10.50%	10.50%	10.13%	9.52%	9.78%
Total capital (5)	12.12%	12.31%	12.05%	11.52%	11.84%
Leverage ratio (6)	8.23%	9.13%	9.07%	8.51%	8.22%
Growth Ratios:
Percentage change in net income	13.62%	8.98%	47.10%	14.25%	28.23%
Percentage change in diluted net income per share	13.38%	9.12%	46.91%	13.16%	26.67%
Percentage change in assets	33.36%	11.74%	13.06%	11.18%	25.02%
Percentage change in net loans	16.60%	11.14%	11.62%	19.18%	16.46%
Percentage change in deposits	32.47%	8.89%	13.53%	12.39%	28.32%
Percentage change in stockholders' equity	17.82%	17.82%	17.71%	16.20%	16.41%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(3) CET1 capital ratio includes common stockholders' equity excluding unrealized gains/(losses) on securities available for sale, net of taxes, and intangible assets divided by total risk-weighted assets.

(4) Tier 1 capital ratio includes CET1 and qualifying minority interest divided by total risk-weighted assets.

(5) Total capital ratio includes Tier 1 capital plus qualifying portions of subordinated debt and allowance for credit losses (limited to 1.25% of risk-weighted assets) divided by total risk-weighted assets.

(6) Tier 1 leverage ratio includes Tier 1 capital divided by average assets less intangible assets.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 21 full service banking offices located in Jefferson, Shelby, Madison, Montgomery, Mobile, Baldwin and Houston Counties in Alabama, Escambia and Hillsborough Counties in Florida, Cobb and Douglas Counties in Georgia, Charleston County in South Carolina and Davidson County in Tennessee. These offices operate in the Birmingham-Hoover, Huntsville, Montgomery, Dothan, Daphne-Fairhope-Foley and Mobile, Alabama MSAs, the Pensacola-Ferry Pass-Brent and Tampa-St. Petersburg-Clearwater, Florida MSAs, the Atlanta-Sandy Springs-Roswell, Georgia MSA, the Charleston-North Charleston, South Carolina MSA and the Nashville-Davidson-Murfreesboro-Franklin, Tennessee MSA. We also operate loan production offices in Columbus, Georgia, Sarasota, Florida, and Summerville, South Carolina. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Allowance for Credit Losses

The Company assesses the adequacy of its allowance for credit losses at the end of each calendar quarter. The level of allowance is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for credit losses is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 1 – Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans classified as troubled debt restructurings. Specific allocations of the allowance for credit losses are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  the allowance for credit losses represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with FASB Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

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

Results of Operations

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K file with the SEC on February 25, 2020 (2019 FORM 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2019.

Net Income Available to Common Stockholders

Net income available to common stockholders was $169.5 million for the year ended December 31, 2020, compared to $149.2 million for the year ended December 31, 2019. This increase in net income is primarily attributable to an increase in net interest income, which increased $50.4 million, or 17.5%, to $338.0 million in 2020 from $287.6 million in 2019. Noninterest income increased $6.1 million, or 25.6%, to $30.1 million in 2020 from $24.0 million in 2019. Noninterest expense increased by $9.4 million, or 9.2%, to $111.5 million in 2020 from $102.1 million in 2019. Basic and diluted net income per common share were $3.15 and $3.13, respectively, for the year ended December 31, 2020, compared to $2.79 and $2.76, respectively, for the year ended December 31, 2019. Return on average assets was 1.59% in 2020, compared to 1.73% in 2019, and return on average stockholders’ equity was 18.55% in 2020, compared to 19.16% in 2019.

The following table presents some ratios of our results of operations for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,
	2020	2019	2018
Return on average assets	1.59%	1.73%	1.88%
Return on average stockholders' equity	18.55%	19.16%	20.96%
Dividend payout ratio	22.39%	21.76%	15.04%
Average stockholders' equity to average total assets	8.59%	9.02%	8.98%

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2020 compared to 2019, and for the years ended December 31, 2019 compared to 2018, respectively.

	Year Ended December 31,
	2020	2019	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$389,022	$390,803	(0.46%)
Interest expense	50,985	103,158	(50.58%)
Net interest income	338,037	287,645	17.52%
Provision for credit losses	42,434	22,638	87.45%
Net interest income after provision for credit losses	295,603	265,007	11.55%
Noninterest income	30,116	23,982	25.58%
Noninterest expense	111,511	102,128	9.19%
Income before income taxes	214,208	186,861	14.63%
Income taxes	44,639	37,618	18.66%
Net income	169,569	149,243	13.62%
Dividends on preferred stock	63	63	-%
Net income available to common stockholders	$169,506	$149,180	13.63%

	Year Ended December 31,
	2019	2018	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$390,803	$326,627	19.65%
Interest expense	103,158	63,948	61.32%
Net interest income	287,645	262,679	9.50%
Provision for credit losses	22,638	21,402	5.78%
Net interest income after provision for credit losses	265,007	241,277	9.84%
Noninterest income	23,982	19,440	23.36%
Noninterest expense	102,128	91,875	11.16%
Income before income taxes	186,861	168,842	10.67%
Income taxes	37,618	31,902	17.92%
Net income	149,243	136,940	8.98%
Dividends on preferred stock	63	63	-%
Net income available to common stockholders	$149,180	$136,877	8.99%

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

Net interest income increased $50.4 million, or 17.5%, to $338.0 million for the year ended December 31, 2020 from $287.6 million for the year ended December 31, 2019. Total interest income decreased $1.8 million, or 0.5%, to $389.0 million from $390.8 million year-over-year, while total interest expense decreased $52.2 million, or 50.6%, to $51.0 million from $103.2 million year-over-year.  Average earning assets increased $1.91 billion, or 22.9%, to $10.24 billion in 2020 from $8.33 billion in 2019.  All of our regional markets grew loans during 2020 when including Paycheck Protection Program (“PPP”) loans.  Excluding PPP loans, all but three of our regional markets grew loans during 2020.  All of our regional markets grew deposits during 2020.  PPP loan origination fees recorded as an adjustment to loan yield for the year ended December 31, 2020 were $14.1 million.

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

The following table shows, for the years ended December 31, 2020, 2019 and 2018, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Year Ended December 31,
(In thousands, except Average Yields and Rates)

	2020			2019			2018
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income:
Taxable	$8,123,927	$361,370	4.45%	$6,831,998	$352,996	5.17%	$6,104,879	$304,156	4.98%
Tax-exempt (3)	31,064	1,274	4.10	33,131	1,338	4.04	31,544	1,207	3.83
Total loans, net of unearned income (1)(2)	8,154,991	362,644	4.45	6,865,129	354,334	5.16	6,136,423	305,363	4.98
Mortgage loans held for sale	14,337	231	1.61	4,970	156	3.14	3,591	146	4.07
Debt securities:
Taxable	801,134	22,122	2.76	588,082	17,008	2.89	473,259	12,654	2.67
Tax-exempt (3)	34,975	870	2.49	68,805	1,563	2.27	108,938	2,723	2.50
Total debt securities (4)	836,109	22,992	2.75	656,887	18,571	2.83	582,197	15,377	2.64
Federal funds sold	61,712	332	0.54	267,327	6,038	2.26	141,518	3,103	2.19
Interest-bearing balances with banks	1,170,095	3,165	0.27	536,765	12,020	2.24	148,907	3,094	2.08
Total interest-earning assets	$10,237,244	$389,364	3.80%	$8,331,078	$391,119	4.69%	$7,012,636	$327,083	4.66%
Non-interest-earning assets:
Cash and due from banks	77,413			73,226			72,875
Net premises and equipment	57,310			58,419			59,087
Allowance for loan losses, accrued interest and other assets	272,900			175,881			131,486
Total assets	$10,644,867			$8,638,604			$7,276,084

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,059,629	$3,752	0.35%	$928,611	$7,585	0.82%	$863,673	$5,365	0.62%
Savings	77,364	274	0.35	57,078	320	0.56	53,596	229	0.43
Money market	4,519,170	25,758	0.57	4,038,143	67,998	1.68	3,241,474	40,162	1.24
Time deposits (5)	836,098	15,446	1.85	702,245	15,055	2.14	626,332	9,746	1.56
Total interest-bearing deposits	6,492,261	45,230	0.70	5,726,077	90,958	1.59	4,785,075	55,502	1.16
Federal funds purchased	627,561	2,700	0.43	398,679	9,076	2.28	270,917	5,322	1.96
Other borrowings	64,709	3,055	4.72	64,684	3,124	4.83	64,705	3,124	4.83
Total interest-bearing liabilities	$7,184,531	$50,985	0.71%	$6,189,440	$103,158	1.67%	$5,120,697	$63,948	1.25%
Non-interest-bearing liabilities:
Non-interest-bearing checking	2,492,500			1,632,385			1,480,827
Other liabilities	53,874			37,708			21,170
Stockholders' equity	898,023			777,757			660,304
Unrealized gains on securities	15,939			1,314			(6,914)
Total liabilities and stockholders' equity	$10,644,867			$8,638,604			$7,276,084

Net interest income		$338,379			$287,961			$263,135
Net interest spread			3.09%			3.02%			3.41%
Net interest margin			3.31%			3.46%			3.75%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $19,409, $4,744 and $3,733 are included in interest income in 2020, 2019 and 2018, respectively.
(2)	Accretion on acquired loan discounts of $100, $90 and $163 are included in interest income in 2020, 2019 and 2018, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains (losses) of $20,117, $1,607 and $(8,808) are excluded from the yield calculation in 2020, 2019 and 2018, respectively.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2019 Compared to 2018 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$61,402	$(53,028)	$8,374	$37,250	$11,590	$48,840
Tax-exempt	(85)	21	(64)	62	69	131
Total loans, net of unearned income	61,317	(53,007)	8,310	37,312	11,659	48,971
Mortgage loans held for sale	180	(105)	75	48	(38)	10
Debt securities:
Taxable	5,914	(800)	5,114	3,258	1,096	4,354
Tax-exempt	(830)	137	(693)	(930)	(230)	(1,160)
Total debt securities	5,084	(663)	4,421	2,328	866	3,194
Federal funds sold	(2,867)	(2,839)	(5,706)	2,839	96	2,935
Interest-bearing balances with banks	7,037	(15,892)	(8,855)	8,667	259	8,926
Total interest-earning assets	70,751	(72,506)	(1,755)	51,194	12,842	64,036

Interest-bearing liabilities:
Interest-bearing demand deposits	949	(4,782)	(3,833)	427	1,793	2,220
Savings	93	(139)	(46)	16	75	91
Money market	7,282	(49,522)	(42,240)	11,311	16,525	27,836
Time deposits	2,640	(2,249)	391	1,289	4,020	5,309
Total interest-bearing deposits	10,964	(56,692)	(45,728)	13,043	22,413	35,456
Federal funds purchased	3,459	(9,835)	(6,376)	2,809	945	3,754
Other borrowed funds	1	(70)	(69)	(1)	1	-
Total interest-bearing liabilities	14,424	(66,597)	(52,173)	15,851	23,359	39,210
Increase (decrease) in net interest income	$56,327	$(5,909)	$50,418	$35,343	$(10,517)	$24,826

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

From 2019 to 2020, growth in loans was the primary driver of our volume component change. Growth in average balances of interest-bearing balances with banks was a significant contributor to our overall unfavorable volume change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 96 basis points while yields on average earning assets decreased 89 basis points. Our average rates paid on interest-bearing deposits have come back down since the Federal Reserve started lowering rates during the second half of 2019.

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. We have been responsive to market declines in deposit rates as federal aid money has been inserted into the banking system in response to the COVID-19 outbreak. We dropped our deposit rates five times during 2020. Also, we have not competed for new loans on interest rate alone, but rather we have relied significantly on effective marketing to business customers.

Our net interest spread and net interest margin were 3.09% and 3.31%, respectively, for the year ended December 31, 2020, compared to 3.02% and 3.46%, respectively, for the year ended December 31, 2019. The increase in net interest spread was due to rates paid on interest-bearing liabilities decreasing by 96 basis points while average yields on interest-earning assets decreased 89 basis points. The decrease in net interest margin in 2020 was due to increases in average interest-bearing balances with banks driven higher by increasing average deposits due to the influx of federal COVID-19 relief money. Our average interest-earning assets for the year ended December 31, 2020 increased $1.91 billion, or 22.9%, to $10.24 billion from $8.33 billion for the year ended December 31, 2019. This increase in our average interest-earning assets was due to PPP loan originations and higher interest-bearing balances with banks. Our average interest-bearing liabilities increased $995.1 million, or 16.1%, to $7.18 billion for the year ended December 31, 2020 from $6.19 billion for the year ended December 31, 2019. All but one of our markets had an increase in total deposits during 2020. The ratio of our average interest-earning assets to average interest-bearing liabilities increased from 134.6% for the year ended December 31, 2019 to 142.5% for the year ended December 31, 2020, as average noninterest-bearing deposits and stockholders’ equity grew by a combined $995.0 million, or 41.3%, from 2019 to 2020.

Our average interest-earning assets produced a taxable equivalent yield of 3.80% for the year ended December 31, 2020, compared to 4.69% for the year ended December 31, 2019. The average rate paid on interest-bearing liabilities was 0.71% for the year ended December 31, 2020, compared to 1.67% for the year ended December 31, 2019.

Provision for Credit Losses

The provision for credit losses represents the amount determined by management to be necessary to maintain the allowance for credit losses (“ACL”) at a level capable of absorbing expected credit losses over the contractual life of loans in the loan portfolio. See the section captioned “Allowance for Credit Losses” located elsewhere in this item for additional discussion related to provision for credit losses.

The provision expense for credit losses was $42.4 million for the year ended December 31, 2020, an increase of $19.8 million from $22.6 million in 2019.  The increase in provision expense is primarily the result of COVID-19 and its effect on overall macroeconomic conditions during 2020 as well as the implementation of ASC 326 and its current expected loss methodology.  The ACL for December 31, 2020 was calculated under the current expected credit losses (“CECL”) methodology and totaled $87.9 million, or 1.04% of loans, net of unearned income.  The allowance totaled $76.6 million, or 1.05% of loans, net of unearned income, at December 31, 2019 and was calculated under the incurred loss methodology.  Nonperforming loans decreased to $19.0 million, or 0.22% of total loans, at December 31, 2020 from $36.1 million, or 0.50% of total loans, at December 31, 2019.  During 2020, we had net charged-off loans totaling $29.6 million, compared to net charged-off loans of $22.1 million for 2019.  The ratio of net charged-off loans to average loans was 0.36% for 2020 compared to 0.32% for 2019.

Noninterest Income

Noninterest income increased $6.1 million, or 25.4%, to $30.1 million in 2020 from $24.0 million in 2019. Service charges on deposit accounts increased $0.5 million, or 7.1%, to $7.5 million in 2020 compared to 2019 due to increases in the number of accounts. Mortgage banking income increased $4.4 million, or 100.6%, to $8.7 million in 2020 compared to 2019, as decreases in interest rates drove higher loan volumes. Credit card income decreased $1.2 million, or 16.4%, to $5.9 million in 2020 compared to 2019. Spending on business credit cards decreased 6.3% from 2019 to 2020 while spending on purchase cards increased 44.3%. Purchase cards yield a lower profit margin due to their higher awards payouts. The cash surrender value of bank-owned life insurance contracts increased $2.6 million, or 68.4%, to $6.3 million in 2020 compared to 2019. We purchased multiple life insurance contracts totaling $60.7 million in 2020. Other operating income decreased $0.1 million, or 7.3%, to $1.6 million in 2020 compared to 2019.

Noninterest Expense

Noninterest expenses increased $9.4 million, or 9.2%, to $111.5 million for the year ended December 31, 2020 from $102.1 million for the year ended December 31, 2019. Salary and employee benefits expenses increased $3.6 million, or 6.3%, to $61.4 million in 2020 compared to 2019. We had 493 full-time equivalent employees as of December 31, 2020 compared to 500 as of December 31, 2019, a 1.5% decrease. Equipment and occupancy expense increased $798,000 or 8.6%, to $10.1 million in 2020 compared to 2019. Depreciation expense increased $460,000 year-over-year while building rental expense increased $163,000 year-over-year. Third party processing and other services increased $2.5 million or 22.6%, to $13.8 million in 2020 compared to 2019. Increased data processing expenses continue to be driven by growth in deposit accounts. Increased service charges from the Federal Reserve Bank of Atlanta are the result of increased processing of transactions by us for our correspondent banking clients. Professional services expense increased $7,000 in 2020 compared to 2019. FDIC assessments increased $1.4 million, or 46.4% to $4.4 million from 2019 to 2020. This increase was largely the result of deposit growth due to PPP in 2020 and the Small Bank Assessment Credit in 2019. Expenses on other real estate owned increased $1.7 million to $2.2 million in 2020 compared to $415,000 in 2019, primarily the result of increased write-downs upon updated appraisals received during 2020. Other operating expenses decreased $724,000, or 4.5%, to $15.5 million in 2020 compared to 2019. Changes in other operating expenses from 2019 to 2020 are detailed in Note 15, “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $44.6 million for the year ended December 31, 2020 compared to $37.6 million in 2019. Our effective tax rates for 2020 and 2019 were 20.84% and 20.13%, respectively. Maturities of some of our state tax credit investments at the end of 2019 contributed to the increase in our effective tax rates. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $248.2 million in bank-owned life insurance for certain officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets as of December 31, 2020, were $11.93 billion, an increase of $2.99 billion, or 33.4%, over total assets of $8.95 billion as of December 31, 2019. Average assets for the year ended December 31, 2020 were $10.64 billion, an increase of $2.01 billion, or 23.2%, over average assets of $8.64 billion for the year ended December 31, 2019. Loan growth was the primary reason for the increase in ending and average total assets. Year-end 2020 loans were $8.47 billion, up $1.20 billion, or 16.6%, over year-end 2019 total loans of $7.26 billion. Total Paycheck Protection Program (“PPP”) loans at year-end 2020 were $900.5 million. During 2020, we originated over 4,900 PPP loans for our customers.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets as of December 31, 2020 were $11.76 billion, or 98.6% of total assets of $11.93 billion. Earning assets as of December 31, 2019 were $8.79 billion, or 98.2% of total assets of $8.95 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. Our investment policy provides that no more than 60% of our total investment portfolio should be composed of municipal securities. At December 31, 2020, mortgage-backed securities represented 55.9% of the investment portfolio, corporate debt represented 36.5% of the investment portfolio, state and municipal securities represented 4.3% of the investment portfolio, government agency securities represented 1.7%, and U.S. Treasury securities represented 1.6% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not have currently, and did not have at December 31, 2020, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $861.2 million at December 31, 2020, compared to $752.2 million at December 31, 2019.

The following table presents the amortized cost of securities available for sale and held to maturity by type at December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$13,993	$48,923	$58,750
Government Agency Securities	15,228	18,245	18,784
Mortgage-backed securities	477,407	470,513	309,244
State and municipal securities	37,671	56,951	106,465
Corporate debt	316,857	157,549	102,982
Total	$861,156	$752,181	$596,225

Debt Securities Held to Maturity
State and municipal securities	$250	$250	$-
Total	$250	$250	$-

The following table presents the amortized cost of our securities as of December 31, 2020 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the taxable equivalent yields for each maturity range.

Maturity of Debt Securities - Amortized Cost
	Less Than One Year	One Year through Five Years	Six Years through Ten Years	More Than Ten Years	Total
At December 31, 2020:	(In Thousands)
Securities Available for Sale:
U.S. Treasury Securities	$4,996	$8,997	$-	$-	$13,993
Government Agency Securities	9,188	6,040	-	-	15,228
Mortgage-backed securities	53	6,310	88,229	382,815	477,407
State and municipal securities	16,613	13,082	5,854	2,122	37,671
Corporate debt	-	31,711	282,146	3,000	316,857
Total	$30,850	$66,140	$376,229	$387,937	$861,156

Tax-equivalent Yield (1)
U.S. Treasury Securities	1.83%	1.91%	-%	-%	1.89%
Government Agency Securities	2.04	2.11	-	-	2.07
Mortgage-backed securities	3.21	2.47	2.31	2.20	2.22
State and municipal securities	2.59	2.37	1.92	3.13	2.44
Corporate debt	-	3.70	4.88	4.50	4.76
Weighted average yield	2.31%	2.93%	4.23%	2.22%	3.16%

Securities Held to Maturity:
State and municipal securities	$-	$250	$-	$-	$250
Total	$-	$250	$-	$-	$250

Tax-equivalent Yield (1)
State and municipal securities	-%	3.21%	-%	-%	3.21%
Total	-%	3.21%	-%	-%	3.21%

(1) Yields are presented on a fully-taxable equivalent basis using a tax rate of 21%.

As of December 31, 2020, we had $1.8 million in federal funds sold, compared with $100.5 million at December 31, 2019. At year-end 2020, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Loan Portfolio

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Company has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and have begun processing PPP loan applications. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022. As of January 31, 2021, we have funded 593 loans under the CAA round of PPP lending, representing $123.7 million in funding.

As of December 31, 2020, the Company had originated over 4,900 loans with balances in excess of $1.05 billion to new and existing customers through the PPP. To the extent the PPP loans are forgiven, this represents outside funds to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections are going to be instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had just prior to COVID-19 impacting them, are critical factors in determining the staying power of our borrowers. Upon receipt of interim financial results from our borrowers, we will use that information to update our understanding of the underlying strengths or weaknesses in each individual relationship and take actions, as appropriate. As of January 31, 2021, we have received payment from the SBA on just over 1,000 of our loans totaling $220.0 million.

We had total loans of approximately $8.5 billion at December 31, 2020. The following table shows the percentage of our total loan portfolio assigned to each of our markets. A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

Percentage of Total Loans Assigned to Market
Birmingham, AL	39%
Huntsville, AL	8%
Dothan, AL	9%
Montgomery, AL	6%
Mobile, AL	6%
Total Alabama Markets	68%
Pensacola, FL	6%
West Florida (1)	6%
Total Florida Markets	12%
Nashville, TN	9%
Atlanta, GA	7%
Charleston, SC	4%

(1) West Florida represents the Tampa-St. Petersburg-Clearwater and North Port-Sarasota-Bradenton Metropolitan Areas.

The following table details our loans at December 31, 2020, 2019, 2018, 2017 and 2016:

	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,295,900	$2,696,210	$2,513,225	$2,279,366	$1,982,267
Real estate - construction	593,614	521,392	533,192	580,874	335,085
Real estate - mortgage:
Owner-occupied commercial	1,693,428	1,587,478	1,463,887	1,328,666	1,171,719
1-4 family mortgage	711,692	644,188	621,634	603,063	536,805
Other mortgage	2,106,184	1,747,394	1,337,068	997,079	830,683
Total real estate - mortgage	4,511,304	3,979,060	3,422,589	2,928,808	2,539,207
Consumer	64,870	64,789	64,493	62,213	55,211
Total Loans	8,465,688	7,261,451	6,533,499	5,851,261	4,911,770
Less: Allowance for credit losses	(87,942)	(76,584)	(68,600)	(59,406)	(51,893)
Net Loans	$8,377,746	$7,184,867	$6,464,899	$5,791,855	$4,859,877

The following table details the percentage composition of our loan portfolio by type at December 31, 2020, 2019, 2018, 2017 and 2016:

	2020	2019	2018	2017	2016
Commercial, financial and agricultural	38.93%	37.13%	38.47%	38.96%	40.36%
Real estate - construction	7.01	7.18	8.16	9.93	6.82
Real estate - mortgage:
Owner-occupied commercial	20.00	21.86	22.41	22.71	23.86
1-4 family mortgage	8.41	8.87	9.51	10.30	10.93
Other mortgage	24.88	24.07	20.46	17.04	16.91
Total real estate - mortgage	53.29	54.80	52.38	50.05	51.70
Consumer	0.77	0.89	0.99	1.06	1.12
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2020:

	Due in 1	Due in 1 to 5	Due after 5
	year or less	years	years	Total
	(in Thousands)
Commercial, financial and agricultural	$1,076,058	$2,020,059	$199,783	$3,295,900
Real estate - construction	192,854	336,302	64,458	593,614
Real estate - mortgage:
Owner-occupied commercial	223,785	956,742	512,901	1,693,428
1-4 family mortgage	91,122	233,173	387,397	711,692
Other mortgage	290,005	1,477,860	338,319	2,106,184
Total real estate - mortgage	604,912	2,667,775	1,238,617	4,511,304
Consumer	32,787	29,754	2,329	64,870
Total Loans	$1,906,611	$5,053,890	$1,505,187	$8,465,688
Less: Allowance for loan losses				(87,942)
Net Loans				$8,377,746

Interest rate sensitivity:
Fixed interest rates	$620,744	$3,926,548	$892,667	$5,439,959
Floating or adjustable rates	1,285,867	1,127,342	612,520	3,025,729
Total	$1,906,611	$5,053,890	$1,505,187	$8,465,688

Asset Quality

The following table presents a summary of changes in the allowance for credit losses over the past five fiscal years.

Analysis of the Allowance for Credit Losses

	2020	2019	2018	2017	2016

	(Dollars in Thousands)
Allowance for credit losses:
Beginning of year	$76,584	$68,600	$59,406	$51,893	$43,419
Impact of Adoption of ASC 326 (1)	(2,000)
Charge-offs:
Commercial, financial and agricultural	(23,936)	(15,015)	(11,428)	(13,910)	(3,791)
Real estate - construction	(1,032)	-	-	(56)	(815)
Real estate - mortgage:
Owner occupied commercial	(3,896)	(3,882)	(309)	(522)	(2)
1-4 family mortgage	(501)	(276)	(307)	(878)	(269)
Other mortgage	-	(2,724)	(426)	(656)	(109)
Total real estate mortgage	(4,397)	(6,882)	(1,042)	(2,056)	(380)
Consumer	(203)	(592)	(283)	(310)	(212)
Total charge-offs	(29,568)	(22,489)	(12,753)	(16,332)	(5,198)
Recoveries:
Commercial, financial and agricultural	252	306	349	337	49
Real estate - construction	32	3	112	168	76
Real estate - mortgage:
Owner occupied commercial	12	-	-	-	-
1-4 family mortgage	128	13	46	64	114
Other mortgage	-	-	-	25	32
Total real estate mortgage	140	13	46	89	146
Consumer	68	107	38	26	3
Total recoveries	492	429	545	620	274

Net charge-offs	(29,076)	(22,060)	(12,208)	(15,712)	(4,924)

Allocation from LGP	-	7,406	-	-	-

Provision for credit losses charged to expense	42,434	22,638	21,402	23,225	13,398

Allowance for credit losses at end of period	$87,942	$76,584	$68,600	$59,406	$51,893

As a percent of year to date average loans:
Net charge-offs	0.36%	0.32%	0.20%	0.29%	0.11%
Provision for credit losses	0.52%	0.33%	0.35%	0.43%	0.30%
Allowance for credit losses as a percentage of:
Year-end loans	1.04%	1.05%	1.05%	1.02%	1.06%
Nonperforming assets	345.53%	172.91%	208.26%	338.96%	237.23%

(1) Prior periods were accounted for under the incurred loss methodology and were not restated to reflect the adoption of ASC 326.

Effective January 1, 2020, we adopted the provisions of ASC 326, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the CECL model. Upon the adoption of ASC 326 the total amount of the allowance for credit losses on loans estimated using the CECL methodology decreased $2.0 million compared to the total amount of the allowance recorded as of December 31, 2019 using the prior incurred loss model. This decrease is the result of implementing a more quantitative methodology. The commercial, financial, and agricultural loan category decreased $8.2 million due to the portfolio primarily consisting of loans with generally short contractual maturities.  This was partially offset by an increase of $6.2 million in the real estate – construction loan category due to the application of peer loss rates within the discounted cash flow pool reserve methodology. Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience in this category. The allowance for credit losses is established and maintained at levels needed to absorb anticipated credit losses to be recognized over the contractual life of the loans in the portfolio as of the balance sheet date.  In assessing the adequacy of the allowance for credit losses, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance was adequate at December 31, 2020.

We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $2.2 million at December 31, 2020. Prior to January 1, 2020, we calculated allowance for losses on unfunded loan commitments using an incurred losses methodology. At December 31, 2019, the allowance for unfunded commitments was $500,000.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2020		2019		2018		2017		2016

		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in		of loans in		of loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

	(Dollars in Thousands)
Commercial, financial and agricultural	$36,370	38.93%	$43,666	37.13%	$39,016	38.47%	$32,880	38.96%	$28,872	40.36%
Real estate - construction	16,057	7.01	2,768	7.18	3,522	8.16	4,989	9.93	5,125	6.82
Real estate - mortgage	33,722	53.29	29,653	54.80	25,508	52.38	21,022	50.05	17,504	51.70

Consumer	1,793	0.77	497	0.89	554	0.99	515	1.06	392	1.12
Total	$87,942	100.00%	$87,942	100.00%	$68,600	100.00%	$59,406	100.00%	$51,893	100.00%

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. Upon implementation of CECL on January 1, 2020 and at December 31, 2020, a reasonable and supportable period of twelve months was utilized followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At December 31, 2020 as compared to January 1, 2020, the Company forecasted a significantly higher national unemployment rate as well as a slightly higher national GDP growth rate. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on line over the next year.

The Company uses loss rate methods to estimate expected credit losses for its commercial revolving lines of credit and credit card pools.  The commercial revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding pool balance as of December 31, 2020. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool at December 31, 2020.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

PPP loans outstanding totaled $900.5 million at December 31, 2020 and are included within the Commercial, financial and agricultural loan category. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

The bank has procedures and processes in place intended to ensure that losses do not exceed the potential amounts documented in the bank’s analysis of loans individually evaluated and reduce potential losses in the remaining performing loans within our real estate construction portfolio. These include the following:

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

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2020, 2019, 2018, 2017 and 2016:

	2020		2019		2018		2017		2016
		Number		Number		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$11,709	22	$14,729	29	$10,503	16	$9,712	18	$7,282	13
Real estate - construction	234	1	1,588	2	997	1	-	-	3,268	5
Real estate - mortgage:
Owner-occupied commercial	1,259	4	10,826	3	3,358	2	556	2	-	-
1-4 family mortgage	771	7	1,440	5	2,046	9	459	2	74	1
Other mortgage	-	-	1,507	1	5,022	1	-	-	-	-
Total real estate - mortgage	2,030	11	13,773	9	10,426	12	1,015	4	74	1
Consumer	-	-	-	-	-	-	38	1	-	-
Total nonaccrual loans	$13,973	34	$30,091	40	$21,926	29	$10,765	23	$10,624	19

90+ days past due and accruing:
Commercial, financial and agricultural	$11	2	$201	3	$605	10	$12	3	$10	1
Real estate - construction	-	-	-	-	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	-	-	6,208	1
1-4 family mortgage	104	1	873	5	123	1	-	-	-	-
Other mortgage	4,805	1	4,924	1	5,008	1	-	-	-	-
Total real estate - mortgage	4,909	2	5,797	6	5,131	2	-	-	6,208	1
Consumer	61	25	23	8	108	28	48	24	45	10
Total 90+ days past due and accruing	$4,981	29	$6,021	17	$5,844	40	$60	27	$6,263	12
Total nonperforming loans	$18,954	63	$36,112	57	$27,770	69	$10,825	50	$16,887	31
Plus: Other real estate owned and repossessions	6,497	11	8,178	12	5,169	12	6,701	12	4,988	12
Total nonperforming assets	$25,451	74	$44,290	69	$32,939	81	$17,526	62	$21,875	43

Restructured accruing loans:
Commercial, financial and agricultural	$818	3	$625	2	$3,073	3	$11,438	6	$354	1
Real estate - construction	-	-	-	-	-	-	997	1	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-	3,664	2	-	-
1-4 family mortgage	-	-	-	-	-	-	850	1	-	-
Other mortgage	-	-	-	-	-	-	-	-	204	1
Total real estate - mortgage	-	-	-	-	-	-	4,514	3	204	1
Consumer	-	-	-	-	-	-	-	-	-	-
Total restructured accruing loans	$818	3	$625	2	$3,073	3	$16,949	10	$558	2
Total nonperforming assets and restructured accruing loans	$26,269	77	$44,915	71	$36,012	84	$34,475	72	$22,433	45

Ratios:

Nonperforming loans to total loans	0.22%		0.50%		0.43%		0.19%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.30%		0.61%		0.50%		0.30%		0.44%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.31%		0.62%		0.55%		0.59%		0.46%

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

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2020, the Company carries $5.8 million of accrued interest income on deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2020, 2019 and 2018:

	Average Deposits
	Average for Years Ended December 31,
	2020		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$2,492,500	-%	$1,632,385	-%	$1,480,827	-%
Interest-bearing demand deposits	1,059,629	0.35%	928,611	0.82%	863,673	0.62%
Money market accounts	4,519,170	0.57%	4,038,143	1.68%	3,241,474	1.24%
Savings accounts	77,364	0.35%	57,078	0.56%	53,596	0.43%
Time deposits under $100,000	85,882	1.57%	91,122	1.74%	91,653	1.23%
Time deposits, $100,000 and over	682,134	1.90%	611,123	2.20%	534,679	1.61%
Brokered time deposits	68,082	1.68%	-	-%	-	-%
Total deposits	$8,984,761		$7,358,462		$6,265,902

The following table presents the maturities of our certificates of deposit as of December 31, 2020 and 2019.

At December 31, 2020	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$117,505	$18,996	$136,501
Over three through six months	132,828	18,866	151,694
Over six months through one year	215,578	23,116	238,694
Over one year	216,617	74,119	290,736
Total	$682,528	$135,097	$817,625

At December 31, 2019	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$95,522	$19,192	$114,714
Over three through six months	90,825	16,988	107,813
Over six months through one year	172,964	19,957	192,921
Over one year	286,488	26,617	313,105
Total	$645,799	$82,754	$728,553

Total average deposits for the year ended December 31, 2020 were $8.9 billion, an increase of $1.6 billion, or 22.1%, over total average deposits of $7.4 billion for the year ended December 31, 2019. Average noninterest-bearing deposits increased by $860,000, or 52.7%, from $1.63 billion for the year ended December 31, 2019 to $2.49 billion for the year ended December 31, 2020.

Borrowed Funds

We had available $923.0 million in unused federal funds lines of credit with regional banks as of December 31, 2020, compared to $767.0 million as of December 31, 2019. The increase was attributable to additional lines of credit initiated with new banks during 2020. These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $627.2 million, $398.2 million and $270.9 million for 2020, 2019 and 2018, respectively. We paid average interest rates on these funds of 0.43%, 2.28% and 1.96% for the same three years, respectively. The maximum amount outstanding at month-end during 2020 and 2019 was $851.5 million and $472.0 million, respectively.

Stockholders’ Equity

Stockholders’ equity increased $150.2 million during 2020, to $992.8 million at December 31, 2020 from $842.7 million at December 31, 2019. The increase in stockholders’ equity resulted primarily from net income of $169.5 million during the year ended December 31, 2020, less dividends paid or declared on our common stock of $39.0 million during the year ended December 31, 2020.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(In Thousands)
Commitments to extend credit	$2,606,258	$2,303,788	$1,985,801
Credit card arrangements	286,128	248,617	173,613
Standby letters of credit and financial guarantees	66,208	48,394	40,590
Total	$2,958,594	$2,600,799	$2,200,004

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

Derivatives

 The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At December 31, 2020 the interest rate cap had a fair value of $139,000 and remaining term of 2.3 years.

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2020 and 2019 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2020, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2020, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.63 billion. Additionally, at such date we had available to us approximately $923.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. We believe these sources of funding are adequate to meet immediate anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. We also may continue periodic offerings of debt and equity securities.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2020. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
	Total	less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$9,158,099	$9,158,099	$-	$-	$-
Certificates of deposit (2)	817,625	526,890	261,235	29,425	75
Federal funds purchased	851,545	851,545	-	-	-
Other borrowings	65,000	-	-	-	65,000
Operating lease commitments	13,670	3,024	4,961	3,181	2,504
Total	$10,905,939	$10,539,558	$266,196	$32,606	$67,579

(1) Excludes interest.
(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties.
The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of December 31, 2020, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2020. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2020.

	Well-Capitalized	Actual at December 31, 2020
CET 1 Capital Ratio	6.50%	11.15%
Tier 1 Capital Ratio	8.00%	11.16%
Total Capital Ratio	10.00%	12.15%
Leverage ratio	5.00%	8.75%

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2020, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2020. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$3,608,055	$1,605,932	$3,018,287	$247,839	$8,480,113
Securities	66,780	196,700	494,412	129,046	886,938
Federal funds sold	100,473	-	-	-	100,473
Interest bearing balances with banks	2,110,506	4,229	1,250	-	2,115,985
Total interest-earning assets	$5,885,814	$1,806,861	$3,513,949	$376,885	$11,583,509

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$1,307,440	$-	$-	$-	$1,307,440
Money market and savings	5,061,050	-	-	-	5,061,050
Time deposits	134,481	392,408	290,661	75	817,625
Federal funds purchased	-	-	-	64,748	64,748
Other borrowings	851,545	-	-	-	851,545
Total interest-bearing liabilities	7,354,516	392,408	290,661	64,823	8,102,408
Interest sensitivity gap	$(1,468,702)	$1,414,453	$3,223,288	$312,062	$3,481,101
Cumulative sensitivity gap	$(1,468,702)	$(54,249)	$3,169,039	$3,481,101	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(12.68%)	(0.47%)	27.36%	30.05%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. After starting the year at a rate of 1.55%, the Federal Reserve has cut its targeted federal funds rate by 145 basis points to its current rate of 0.10%. At December 31, 2020, the model shows an increase in our EVE for all upward shifts in rates.

The chart below identifies the EVE impact of a downward shift in rates of 100 basis points and an upward shift in rates of 100, 200, 300 and 400 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2020

	0 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$992,852	$763,503	$1,086,180	$1,163,623	$1,229,151	$1,283,758
Actual dollar change		$(229,349)	$93,328	$170,771	$236,299	$290,906
Percent change		(23.1)%	9.4%	17.2%	23.8%	29.3%

The one-year gap ratio of negative 0.5% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

To the stockholders and the board of directors of ServisFirst Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 3 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326 Financial Instruments – Credit Losses.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“allowance”) were $8.5 billion and $87.9 million as of December 31, 2020, respectively. As described in Note 1, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) effective January 1, 2020. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, current and projected economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

As further described in Notes 1 and 3 to the financial statements, to calculate the allowance for credit losses, loans with similar risk characteristics are collectively evaluated in pools and loans that do not share similar risk characteristics are excluded from the collective pools and evaluated on an individual basis. Management evaluates each loan pool utilizing a discounted cash flow (DCF), probability of default / loss given default (“PD/LGD”) or remaining life method, depending on the nature of the loan pool. Losses are predicted over a period of time determined to be reasonable and supportable, and after such period, losses are reverted to long term historical averages. The estimated credit losses for each loan pool are then adjusted for qualitative factors not inherently considered in the quantitative analyses. Consideration is given to the following factors:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Estimating qualitative factor adjustments requires significant judgment and can either increase or decrease the quantitative model estimation.

We identified the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination of the allowance as a critical audit matter is the subjectivity of the assumptions that management utilized in determining and applying qualitative factors in the allowance model. Furthermore, certain inputs and assumptions lack observable data and therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the allowance, including the implementation of the expected credit losses model and the qualitative factor adjustments.

●

We utilized the assistance of internal specialists to test the appropriateness of the design and operation of the model, including evaluating the reasonableness of assumptions and judgments used in regression components and recalculating cash flows on a sample basis.

●

We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the credit monitoring function related to loan performance, the determination of qualitative factors, and the precision of management’s review and approval of the allowance model and resulting estimate.

●

We evaluated the reasonableness of management’s assumptions and judgments related to estimating the qualitative factors applied to each loan pool. Our evaluation included the appropriateness of the methodologies used by management to establish and estimate the qualitative factor components of the allowance and the appropriateness and completeness of risk factors used in determining the qualitative factors.

●

We evaluated the appropriateness of assumptions used in estimating the qualitative factors, including assessing the completeness and accuracy of the data utilized, comparing the data and information utilized by management to internal and external evidence, and evaluating whether potentially new or contradictory information existed.

●

We analyzed the total qualitative adjustment factor applied to the loan pools over the period since implementation, including changes or modifications to individual factors, in comparison to changes in the Company’s quantitatively driven expected credit losses, loan portfolios and the economy, and evaluated the appropriateness and level of the qualitative adjustment factors.

●	We tested the completeness and accuracy of inputs as well as verified the mathematical accuracy of the allowance model, including the qualitative factor adjustments.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ServisFirst Bancshares, Inc.

 Opinion on Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, ServisFirst Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of ServisFirst Bancshares, Inc. as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 25, 2021

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$93,655	$78,618
Interest-bearing balances due from depository institutions	2,115,985	451,509
Federal funds sold	1,771	100,473
Cash and cash equivalents	2,211,411	630,600
Available for sale debt securities, at fair value	886,688	759,399
Held to maturity debt securities (fair value of $250 at December 31, 2020 and December 31, 2019)	250	250
Mortgage loans held for sale	14,425	6,312
Loans	8,465,688	7,261,451
Less allowance for credit losses	(87,942)	(76,584)
Loans, net	8,377,746	7,184,867
Premises and equipment, net	54,969	56,496
Accrued interest and dividends receivable	36,841	26,262
Deferred tax asset, net	31,072	25,566
Other real estate owned and repossessed assets	6,497	8,178
Bank owned life insurance contracts	276,387	209,395
Goodwill and other identifiable intangible assets	13,908	14,179
Other assets	22,460	26,149
Total assets	$11,932,654	$8,947,653
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,788,772	$1,749,879
Interest-bearing	7,186,952	5,780,554
Total deposits	9,975,724	7,530,433
Federal funds purchased	851,545	470,749
Other borrowings	64,748	64,703
Accrued interest and dividends payable	12,321	11,934
Other liabilities	35,464	27,152
Total liabilities	10,939,802	8,104,971
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,943,751 shares issued and outstanding at December 31, 2020, and 53,623,740 shares issued and outstanding at December 31, 2019	54	54
Additional paid-in capital	223,856	219,766
Retained earnings	748,224	616,611
Accumulated other comprehensive income	20,218	5,749
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	992,352	842,180
Noncontrolling interest	500	502
Total stockholders' equity	992,852	842,682
Total liabilities and stockholders' equity	$11,932,654	$8,947,653

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$362,664	$354,308	$305,370
Taxable securities	22,122	17,008	12,654
Nontaxable securities	739	1,429	2,406
Federal funds sold	332	6,038	3,103
Other interest and dividends	3,165	12,020	3,094
Total interest income	389,022	390,803	326,627
Interest expense:
Deposits	45,230	90,958	55,502
Borrowed funds	5,755	12,200	8,446
Total interest expense	50,985	103,158	63,948
Net interest income	338,037	287,645	262,679
Provision for credit losses	42,434	22,638	21,402
Net interest income after provision for credit losses	295,603	265,007	241,277
Noninterest income:
Service charges on deposit accounts	7,528	7,029	6,547
Mortgage banking	8,747	4,361	2,784
Credit card income	5,916	7,076	5,550
Securities gains	-	27	190
Increase in cash surrender value life insurance	6,310	3,746	3,130
Other operating income	1,615	1,743	1,239
Total noninterest income	30,116	23,982	19,440
Noninterest expenses:
Salaries and employee benefits	61,414	57,783	51,849
Equipment and occupancy expense	10,070	9,272	8,423
Third party processing and other services	13,778	11,234	8,671
Professional services	4,242	4,235	3,646
FDIC and other regulatory assessments	4,354	2,975	3,869
Other real estate owned expense	2,163	415	790
Other operating expenses	15,490	16,214	14,627
Total noninterest expenses	111,511	102,128	91,875
Income before income taxes	214,208	186,861	168,842
Provision for income taxes	44,639	37,618	31,902
Net income	169,569	149,243	136,940
Dividends on preferred stock	63	63	63
Net income available to common stockholders	$169,506	$149,180	$136,877
Basic earnings per common share	$3.15	$2.79	$2.57
Diluted earnings per common share	$3.13	$2.76	$2.53

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Net income	$169,569	$149,243	$136,940
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $3,845, $2,788 and $(1,205) for 2020, 2019 and 2018, respectively	14,469	10,511	(4,531)
Reclassification adjustment for net gains on sale of securities, net of tax of $6 and $3 for 2019 and 2018, respectively	-	(21)	(12)
Other comprehensive income (loss), net of tax	14,469	10,490	(4,543)
Comprehensive income	$184,038	$159,733	$132,397

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
Year Ended December 31,

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, January 1, 2018	52,992,586	$-	$53	$217,693	$389,554	$(198)	$502	$607,604
Common dividends paid, $0.33 per share	-	-	-	-	(17,545)	-	-	(17,545)
Common dividends declared, $0.15 per share	-	-	-	-	(8,018)	-	-	(8,018)
Preferred dividends paid	-	-	-	-	(63)	-	-	(63)
Issue restricted shares pursuant to stock incentives, net of forfeitures	29,350	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	353,259	-	-	2,337	-	-	-	2,337
61,077 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,360)	-	-	-	(2,360)
Stock-based compensation expense	-	-	-	851	-	-	-	851
Other comprehensive loss, net of tax	-	-	-	-	-	(4,543)	-	(4,543)
Net income	-	-	-	-	136,940	-	-	136,940
Balance, December 31, 2018	53,375,195	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.45 per share	-	-	-	-	(24,053)	-	-	(24,053)
Common dividends declared, $0.175 per share	-	-	-	-	(9,384)	-	-	(9,384)
Preferred dividends paid	-	-	-	-	(63)	-	-	(63)
Issue restricted shares pursuant to stock incentives, net of forfeitures	20,164	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	228,381	-	1	2,122	-	-	-	2,123
60,419 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,977)	-	-	-	(1,977)
Stock-based compensation expense	-	-	-	1,100	-	-	-	1,100
Other comprehensive income, net of tax	-	-	-	-	-	10,490	-	10,490
Net income	-	-	-	-	149,243	-	-	149,243
Balance, December 31, 2019	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.525 per share	-	-	-	-	(28,230)	-	-	(28,230)
Common dividends declared, $0.20 per share	-	-	-	-	(10,787)	-	-	(10,787)
Preferred dividends paid	-	-	-	-	(63)	-	-	(63)
Exit tax credit partnership	-	-	-	-	-	-	(2)	(2)
Impact of adopting ASC 326	-	-	-	-	1,124	-	-	1,124
Issue restricted shares pursuant to stock incentives, net of forfeitures	33,195	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	286,816	-	-	3,487	-	-	-	3,487
19,484 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(729)	-	-	-	(729)
Stock-based compensation expense	-	-	-	1,332	-	-	-	1,332
Other comprehensive income, net of tax	-	-	-	-	-	14,469	-	14,469
Net income	-	-	-	-	169,569	-	(2)	169,569
Balance, December 31, 2020	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$169,569	$149,243	$136,940
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(9,727)	(1,077)	(14,255)
Provision for credit losses	42,434	22,638	21,402
Depreciation	3,832	3,682	3,378
Accretion on acquired loans	(100)	(90)	(163)
Amortization of core deposit intangible	271	270	270
Net amortization of debt securities available for sale	5,605	3,095	2,843
Increase in accrued interest and dividends receivable	(10,579)	(2,192)	(3,409)
Stock-based compensation expense	1,332	1,100	851
Increase in accrued interest payable	387	1,553	5,410
Proceeds from sale of mortgage loans held for sale	284,881	135,359	106,806
Originations of mortgage loans held for sale	(284,247)	(137,190)	(99,683)
Gain on sale of mortgage loans held for sale	(8,747)	(4,361)	(2,784)
Gain on sale of equity securities	-	-	(175)
Net gain on sale of debt securities available for sale	-	(27)	(15)
Net gain on sale of other real estate owned and repossessed assets	(8)	(122)	21
Write down of other real estate owned and repossessed assets	1,861	287	664
Operating losses of tax credit partnerships	4	8	163
Increase in cash surrender value of life insurance contracts	(6,310)	(3,746)	(3,130)
Net change in other assets, liabilities, and other operating activities	832	(4,155)	13,167
Net cash provided by operating activities	191,290	164,275	168,301
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(334,596)	(293,832)	(156,815)
Proceeds from maturities, calls and paydowns of debt securities available for sale	220,993	117,265	91,787
Proceeds from sale of debt securities available for sale	-	18,920	5,736
Purchase of debt securities held to maturity	-	(250)	-
Investment in tax credit partnership and SBIC	(636)	-	-
Increase in loans	(1,236,698)	(754,533)	(696,701)
Purchase of premises and equipment	(2,305)	(2,356)	(2,300)
Purchase of bank owned life insurance contracts	(60,682)	(75,000)	-
Proceeds from sale of other real estate owned and repossessed assets	2,853	1,437	3,819
Net cash used in investing activities	(1,411,071)	(988,349)	(754,474)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	1,038,893	192,538	117,015
Net increase in interest-bearing deposits	1,406,398	422,187	707,019
Net increase in federal funds purchased	380,796	182,024	(13,072)
Repayment of Federal Home Loan Bank advances	-	-	(200)
Proceeds from issuance of 4% Subordinated Notes due October 21, 2030, net of issuance cost	34,750	-	-
Redemption of 5% Subordinated Notes due July 15, 2025	(34,710)	-	-
Proceeds from exercise of stock options	3,487	2,123	2,337
Taxes paid in net settlement of tax obligation upon exercise of stock options	(729)	(1,977)	(2,360)
Dividends paid on common stock	(28,230)	(24,053)	(20,194)
Dividends paid on preferred stock	(63)	(63)	(63)
Net cash provided by financing activities	2,800,592	772,779	790,482
Net increase (decrease) in cash and cash equivalents	1,580,811	(51,295)	204,309
Cash and cash equivalents at beginning of period	630,600	681,895	477,586
Cash and cash equivalents at end of period	$2,211,411	$630,600	$681,895
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$50,598	$101,605	$58,538
Income taxes	50,867	42,232	30,547
Income tax refund	(47)	(86)	(2)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,945	$4,611	$3,080
Internally financed sale of other real estate owned	40	-	662
Dividends declared	10,787	9,384	8,018

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

Basis of Presentation and Accounting Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, valuation of deferred tax assets and the fair value of financial instruments are particularly subject to change. All numbers are in thousands except share and per share data.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Due from Banks, Interest-Bearing Balances due from Financial Institutions

Cash and due from banks include cash on hand, cash items in process of collection, amounts due from banks and interest bearing balances due from financial institutions. For purposes of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans, mortgage loans held for sale, federal funds sold, and deposits are reported net.

The Bank is generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. However, in March 2020 the Federal Reserve Bank announced that it had reduced the required reserve ratio to zero percent effective March 26, 2020. The total of the Bank’s required reserve balances was $0 at December 31, 2020 and $33.9 million at December 31, 2019.

Debt Securities

Securities are classified as available-for-sale when they might be sold before maturity. Unrealized holding gains and losses (for which no allowance for credit losses are recorded), net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Mortgage Loans Held for Sale

The Company classifies certain residential mortgage loans as held for sale. Typically, mortgage loans held for sale are sold to a third-party investor within a very short time period. The loans are sold without recourse and servicing is not retained. Net fees earned from this banking service are recorded in noninterest income.

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2020 and 2019.

Loans

Loans are reported at unpaid principal balances, less unearned fees and the allowance for credit losses. Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income on nonaccrual loans is recognized on a cash basis or cost recovery basis until the loan is returned to accrual status. A loan may be returned to accrual status if the Company is reasonably assured of repayment of principal and interest and the borrower has demonstrated sustained performance for a period of at least six months. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan. The Company does not have a concentration of loans to any one industry.

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

Troubled debt restructurings (“TDRs”) are concessions granted to borrowers in the normal course of business, which would not otherwise be considered, where the borrowers are experiencing financial difficulty. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In some cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.

Allowance for Credit Losses

As described below under Recently Adopted Accounting Pronouncements, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020.

Allowance for Credit Losses – Available-for-Sale Debt Securities: For available-for-sale debt securities in an unrealized loss position, the Company will first assess whether i) it intends to sell or ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax. Adjustments to the allowance are reported in the income statement as a component of credit loss expense. Available-for-sale debt securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by the Company or when either of the aforementioned criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

Allowance for Credit Losses – Loans: For loans the allowance for credit losses is based on the Company’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that  may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.

The estimated credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans classified as troubled debt restructurings. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Allowance for Credit Losses – Unfunded Loan Commitments: For unfunded loan commitments the allowance for credit losses is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses – unfunded commitments are reported in the income statement as a component of other operating expense.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at fair value less cost to sell, which becomes the property’s new basis. Any write downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in other operating expenses.

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

Leases

The Company leases certain office space and equipment under operating leases. In 2019, the Company adopted certain accounting standard updates related to accounting for leases which requires operating leases be recognized as a liability to make lease payments and as an asset representing the right to use the asset during the lease term, or “lease liability” and “right-of-use asset”, respectively. The lease liability is measured by the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate. The Company reports its right-of-use assets in other assets and its lease liabilities in other liabilities.

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

The Company does not recognize short-term leases on its balance sheet. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised.

Bank Owned Life Insurance (BOLI)

BOLI is comprised of long-term life insurance contracts on the lives of certain current and past employees where the insurance policy benefit and ownership are retained by the employer.  Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits.  The cash surrender value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

Goodwill and Other Identifiable Intangible Assets

Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro Bancshares, Inc. The core deposit intangible is being amortized over 7 years and the estimated useful life is periodically reviewed for reasonableness.

The Company has recorded $13.6 million of goodwill at December 31, 2020 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of three years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. See Note 12 Derivatives for more discussion of this interest rate cap.

The Company uses derivatives to hedge interest rate exposures associated with mortgage loans held for sale and mortgage loans in process. The Company regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Company’s obligations under forward contracts consist of “best effort” commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s forward contract and rate lock commitments to customers as of December 31, 2020 and 2019 were not material and have not been recorded.

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

Stock-Based Compensation

At December 31, 2020, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors.  The plan has been accounted for under the provisions of FASB ASC 718-10, Compensation – Stock Compensation, with respect to employee stock options and under the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees, with respect to non-employee stock options.  Specifically, awards to employees are accounted for using the fair value-based method of accounting.  Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans.  Compensation expense related to share options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period).  Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award.

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

The allowance for credit losses on loan commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.  No allowance is recognized if the Company has the unconditional right to cancel the obligation.  Adjustments to the allowance are reported in our income statement as a component of credit loss expenses.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $338,000, $581,000 and $557,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses.  Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, gave financial institutions the option to delay adoption of CECL.  The Company elected to delay its adoption of the update until the earlier of the date the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective adoption date of January 1, 2020.  Amounts reported for periods beginning on or after January 1, 2020 are presented under ASC 326, except quarterly periods in 2020, as shown in Note 23, which were not restated under CECL and all prior period information is presented in accordance with previously applicable GAAP.  Based on prevailing economic conditions and forecasts as of January 1, 2020, the Company recognized a cumulative net increase to retained earnings of $1.1 million, net of tax, attributable to a decrease in the allowance for credit losses of $2.0 million, an increase in the allowance for off balance sheet credit exposures of $0.5 million, and a decrease in deferred tax assets of $0.4 million.  This was the result of implementing a more quantitative methodology. The commercial, financial, and agricultural loan category decreased $8.2 million due to the portfolio primarily consisting of loans with generally short contractual maturities.  This was partially offset by an increase of $6.2 million in the real estate – construction loan category due to the application of peer loss rates within the discounted cash flow pool reserve methodology. Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience in this category. See Note 3 – Loans, which shows the impact of adopting ASC 326 by loan segment.

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

In July 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminated, added-to or modified certain disclosure requirements for fair value measurements. Among the changes, entities no longer are required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, however, entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019. As ASU No. 2018-13 only revised disclosure requirements, it did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements

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

NOTE 2.     DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Market
	Cost	Gain	Loss	Losses	Value
December 31, 2020	(In Thousands)
Securities Available for Sale
U.S. Treasury Securities	$13,993	$364	$-	$-	$14,357
Government Agency Securities	15,228	230	-	-	15,458
Mortgage-backed securities	477,407	17,720	(18)	-	495,109
State and municipal securities	37,671	444	-	-	38,115
Corporate debt	316,857	7,296	(504)	-	323,649
Total	$861,156	$26,054	$(522)	$-	$886,688
Debt Securities Held to Maturity
State and municipal securities	250	-	-	-	250
Total	$250	$-	$-	$-	$250

December 31, 2019
Securities Available for Sale
U.S Treasury Securities	$48,923	$291	$(4)	$-	$49,210
Government Agency Securities	18,245	143	(2)	-	18,386
Mortgage-backed securities	470,513	4,859	(1,318)	-	474,054
State and municipal securities	56,951	335	(14)	-	57,272
Corporate debt	157,549	3,098	(170)	-	160,477
Total	$752,181	$8,726	$(1,508)	$-	$759,399
Debt Securities Held to Maturity
State and municipal securities	250	-	-	-	250
Total	$250	$-	$-	$-	$250

All mortgage-backed debt securities are issued by government sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

At year-end 2020 and 2019, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2020 and 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$30,797	$31,060	$58,722	$58,975
Due from one to five years	59,828	61,481	90,034	91,005
Due from five to ten years	288,002	293,886	129,501	131,914
Due after ten years	5,122	5,152	3,411	3,451
Mortgage-backed securities	477,407	495,109	470,513	474,054
	$861,156	$886,688	$752,181	$759,399

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2020
U.S. Treasury Securities	$-	$-	$-	$-	$-	$-
Government Agency Securities	-	-	-	-	-	-
Mortgage-backed securities	(18)	3,667	-	-	(18)	3,667
State and municipal securities	-	-	-	-	-	-
Corporate debt	(504)	59,576	-	-	(504)	59,576
Total	$(522)	$63,243	$-	$-	$(522)	$63,243

December 31, 2019
U.S. Treasury Securities	$(4)	$3,012	$-	$-	$(4)	$3,012
Government Agency Securities	(2)	266	-	-	(2)	266
Mortgage-backed securities	(1,206)	153,330	(112)	24,911	(1,318)	178,241
State and municipal securities	(4)	1,900	(10)	2,647	(14)	4,547
Corporate debt	(170)	19,981	-	-	(170)	19,981
Total	$(1,386)	$178,489	$(122)	$27,558	$(1,508)	$206,047

At December 31, 2020, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.

The following table summarizes information about sales of debt securities available for sale.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Sale proceeds	$-	$18,920	$5,736
Gross realized gains	$-	$27	$15
Gross realized losses	-	-	-
Net realized gain (loss)	$-	$27	$15

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2020 and 2019 was $477.6 million and $389.9 million, respectively.

NOTE 3.     LOANS

The loan portfolio is classified based on the underlying collateral utilized to secure each loan for financial reporting purposes. This classification is consistent with the Quarterly Report of Condition and Income filed by ServisFirst Bank with the Federal Deposit Insurance Corporation (FDIC).

Commercial, financial and agricultural - Includes loans to business enterprises issued for commercial, industrial, agricultural production and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

Real estate – construction – Includes loans secured by real estate to finance land development or the construction of industrial, commercial or residential buildings. Repayment is dependent upon the completion and eventual sale, refinance or operation of the related real estate project.

Owner-occupied commercial real estate mortgage – Includes loans secured by nonfarm nonresidential properties for which the primary source of repayment is the cash flow from the ongoing operations conducted by the party that owns the property.

1-4 family real estate mortgage – Includes loans secured by residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.

Other real estate mortgage – Includes loans secured by nonowner-occupied properties, including office buildings, industrial buildings, warehouses, retail buildings, multifamily residential properties and farmland. Repayment is primarily dependent on income generated from the underlying collateral.

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company prioritized assisting its clients through this troubled time.  The CARES Act provides for Paycheck Protection Plan (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers.  As of  December 31, 2020, the Company has funded approximately 4,900 loans for a total amount of $1.05 billion for clients under the PPP, and management expects to continue to participate in any extensions of the PPP by the Treasury Department. At  December 31, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $17.8 million.  PPP loan origination fees recorded as an adjustment to loan yield for the year ended  December 31, 2020 were $14.1 million. PPP loans outstanding totaled $900.5 million at December 31, 2020 and are included within the Commercial, financial and agricultural loan category in the table below.  No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

The composition of loans at December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
Commercial, financial and agricultural	$3,295,900	$2,696,210
Real estate - construction	593,614	521,392
Real estate - mortgage:
Owner-occupied commercial	1,693,428	1,587,478
1-4 family mortgage	711,692	644,188
Other mortgage	2,106,184	1,747,394
Total real estate - mortgage	4,511,304	3,979,060
Consumer	64,870	64,789
Total Loans	8,465,688	7,261,451
Less: Allowance for credit losses	(87,942)	(76,584)
Net Loans	$8,377,746	$7,184,867

Changes in the allowance for credit losses during the years ended December 31, 2020, 2019 and 2018, respectively are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Balance, beginning of year	$76,584	$68,600	$59,406
Impact of adopting ASC 326	(2,000)	-
Loans charged off	(29,568)	(22,489)	(12,753)
Recoveries	492	429	545
Allocation from LGP	-	7,406	-
Provision for credit losses	42,434	22,638	21,402
Balance, end of year	$87,942	$76,584	$68,600

As described in Note 1. Summary of Significant Accounting Policies, the Company adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. At December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. Upon implementation of CECL on January 1, 2020 and at December 31, 2020, a reasonable and supportable period of twelve months was utilized followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At December 31, 2020 as compared to January 1, 2020, the Company forecasted a significantly higher national unemployment rate as well as a slightly higher national GDP growth rate. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on line over the next year.

The Company uses loss rate methods to estimate expected credit losses for its commercial revolving lines of credit and credit card pools.  The commercial revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding pool balance as of December 31, 2020. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool at December 31, 2020.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

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

During the third quarter of 2019, the Company recorded a $7.4 million payment resulting from the termination of a Loan Guarantee Program (“LGP”) operated by the State of Alabama. The payment was recorded as an increase to the allowance specifically related to loans formerly enrolled in this program, in accordance with the Company’s established allowance review and evaluation criteria. In general, loans enrolled in the program had a collateral shortfall or other enhanced credit risk. In return for the Company’s acceptance of these higher risk loans, the Company received a guarantee of up to 50% of losses in the event of a borrower’s default.  These were loans that would have otherwise not met the Company’s loan underwriting criteria.  The program required a 1% fee on the commitment balance at origination.  As of December 31, 2020, the Company had 55 loans outstanding totaling $37.2 million that were formerly enrolled in the loan guarantee program. Of this total, $29.7 million were categorized as Pass within the Company's credit quality asset classification, $6.5 million were categorized as Special Mention and $1.0 million were categorized as Substandard. As of December 31, 2019, the Company had 71 loans outstanding totaling $42.2 million that were formerly enrolled in the loan guarantee program. Of this total, $37.0 million were categorized as Pass within the Company's credit quality asset classification, $5.2 million were categorized as Special Mention.

Changes in the allowance for credit losses, and allowance for loan losses, segregated by loan type, during the years ended December 31, 2020 and 2019, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Year Ended December 31, 2020
Allowance for credit losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Impact of adopting ASC 326	(8,211)	6,212	(966)	965	(2,000)
Charge-offs	(23,936)	(1,032)	(4,397)	(203)	(29,568)
Recoveries	252	32	140	68	492
Provision	24,599	8,077	9,292	466	42,434
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942

	Year Ended December 31, 2019
Allowance for loan losses:
Balance at December 31, 2018	$39,016	$3,522	$25,508	$554	$68,600
Charge-offs	(15,015)	-	(6,882)	(592)	(22,489)
Recoveries	306	3	13	107	429
Allocation from LGP	4,905	115	2,386	-	7,406
Provision	14,454	(872)	8,628	428	22,638
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584

The following table details the allowance for loan losses and recorded investment in loans by impairment evaluation method as of  December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $2.2 million at December 31, 2020. Prior to January 1, 2020, we calculated allowance for losses on unfunded loan commitments using an incurred losses methodology. At December 31, 2019, the allowance for unfunded commitments was $500,000.

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2020:

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$1,260,341	$332,690	$229,838	$169,616	$89,893	$137,021	$988,093	$3,207,492
Special Mention	2,551	1,404	10	253	163	281	14,948	19,610
Substandard	569	10,639	617	5,447	963	2,038	48,525	68,798
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$1,263,461	$344,733	$230,465	$175,316	$91,019	$139,340	$1,051,566	$3,295,900

Real estate - construction
Pass	$230,931	$222,357	$53,981	$16,361	$7,677	$13,816	$48,256	$593,379
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$230,931	$222,357	$53,981	$16,361	$7,677	$14,051	$48,256	$593,614

Owner-occupied commercial
Pass	$351,808	$271,645	$221,513	$198,935	$158,531	$417,743	$61,119	$1,681,294
Special Mention	-	-	-	6,524	543	1,873	200	9,140
Substandard	-	-	12	780	-	1,962	240	2,994
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$351,808	$271,645	$221,525	$206,239	$159,074	$421,578	$61,559	$1,693,428

1-4 family mortgage
Pass	$179,314	$111,016	$70,381	$60,774	$27,985	$44,111	$212,616	$706,197
Special Mention	508	-	-	105	481	-	1,112	2,206
Substandard	350	126	-	235	218	-	2,360	3,289
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$180,172	$111,142	$70,381	$61,114	$28,684	$44,111	$216,088	$711,692

Other mortgage
Pass	$470,086	$470,092	$250,945	$368,283	$180,244	$272,722	$68,721	$2,081,093
Special Mention	-	-	-	2,793	541	8,566	-	11,900
Substandard	-	50	4,589	8,552	-	-	-	13,191
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$470,086	$470,142	$255,534	$379,628	$180,785	$281,288	$68,721	$2,106,184

Consumer
Pass	$20,410	$4,421	$1,551	$1,671	$1,031	$3,615	$32,125	$64,824
Special Mention	-	-	15	-	31	-	-	46
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,410	$4,421	$1,566	$1,671	$1,062	$3,615	$32,125	$64,870

Total Loans
Pass	$2,512,890	$1,412,221	$828,209	$815,640	$465,361	$889,028	$1,410,930	$8,334,279
Special Mention	3,059	1,404	25	9,675	1,759	10,720	16,260	42,902
Substandard	919	10,815	5,218	15,014	1,181	4,235	51,125	88,507
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,516,868	$1,424,440	$833,452	$840,329	$468,301	$903,983	$1,478,315	$8,465,688

Loans by credit quality indicator as of December 31, 2019 were as follows:

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total

	(In Thousands)
Commercial, financial and agricultural	$2,629,487	$46,176	$20,547	$-	$2,696,210
Real estate - construction	512,373	4,731	4,288	-	521,392
Real estate - mortgage:
Owner-occupied commercial	1,555,283	18,240	13,955	-	1,587,478
1-4 family mortgage	639,959	2,787	1,442	-	644,188
Other mortgage	1,735,869	10,018	1,507	-	1,747,394
Total real estate - mortgage	3,931,111	31,045	16,904	-	3,979,060
Consumer	64,789	-	-	-	64,789
Total	$7,137,760	$81,952	$41,739	$-	$7,261,451

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2020 and 2019 are as follows:

December 31, 2020	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,284,180	$11,720	$3,295,900
Real estate - construction	593,380	234	593,614
Real estate - mortgage:
Owner-occupied commercial	1,692,169	1,259	1,693,428
1-4 family mortgage	710,817	875	711,692
Other mortgage	2,101,379	4,805	2,106,184
Total real estate - mortgage	4,504,365	6,939	4,511,304
Consumer	64,809	61	64,870
Total	$8,446,734	$18,954	$8,465,688

December 31, 2019	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,681,280	$14,930	$2,696,210
Real estate - construction	519,803	1,589	521,392
Real estate - mortgage:
Owner-occupied commercial	1,576,652	10,826	1,587,478
1-4 family mortgage	641,875	2,313	644,188
Other mortgage	1,740,963	6,431	1,747,394
Total real estate - mortgage	3,959,490	19,570	3,979,060
Consumer	64,766	23	64,789
Total	$7,225,339	$36,112	$7,261,451

Loans by past due status as of December 31, 2020 and 2019 are as follows:

December 31, 2020	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$92	$1,738	$11	$1,841	$11,709	$3,282,350	$3,295,900	$5,101
Real estate - construction	-	-	-	-	234	593,380	593,614	-
Real estate - mortgage:
Owner-occupied commercial	-	995	-	995	1,259	1,691,174	1,693,428	467
1-4 family mortgage	61	1,073	104	1,238	771	709,683	711,692	512
Other mortgage	18	-	4,805	4,823	-	2,101,361	2,106,184	-
Total real estate - mortgage	79	2,068	4,909	7,056	2,030	4,502,218	4,511,304	979
Consumer	64	13	61	138	-	64,732	64,870	-
Total	$235	$3,819	$4,981	$9,035	$13,973	$8,442,680	$8,465,688	$6,080

December 31, 2019	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)
Commercial, financial and agricultural	$3,135	$344	$201	$3,680	$14,729	$2,677,801	$2,696,210	$1,572
Real estate - construction	830	-	-	830	1,589	518,973	521,392	1,350
Real estate - mortgage:
Owner-occupied commercial	917	7,242	-	8,159	10,826	1,568,493	1,587,478	245
1-4 family mortgage	1,638	567	873	3,078	1,440	639,670	644,188	287
Other mortgage	-	-	4,924	4,924	1,507	1,740,963	1,747,394	-
Total real estate - mortgage	2,555	7,809	5,797	16,161	13,773	3,949,126	3,979,060	532
Consumer	35	25	23	83	-	64,706	64,789	-
Total	$6,555	$8,178	$6,021	$20,754	$30,091	$7,210,606	$7,261,451	$3,454

There was no interest earned on nonaccrual loans for the years ended December 31, 2020 and 2019.

Loans that no longer share similar risk characteristics with the collectively evaluated pools are estimated on an individual basis. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

		Accounts				ACL
	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,373	$27,952	$16,877	$4,594	$68,796	$7,142
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	2,012	971	-	12	2,995	499
1-4 family mortgage	3,264	-	-	24	3,288	48
Other mortgage	13,191	-	-	-	13,191	-
Total	$38,075	$28,923	$16,877	$4,630	$88,505	$7,690

Prior to the adoption of ASU 2016-13, a loan was considered impaired when it was probable that the Company would be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Individually identified impaired loans were measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan was collateral dependent. If the recorded investment in the impaired loan exceeded the measure of fair value, a valuation allowance was established as part of the allowance for loan losses. Changes to the valuation allowance were recorded as a component of the provision for loan losses.

The following table presents details of the Company’s impaired loans as of December 31, 2019. Loans which have been fully charged off do not appear in the tables.

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

On March 22, 2020, the Interagency Statement was issued by banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, there were 15 loans outstanding totaling $2.8 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. All of these remaining deferrals were principal and interest deferrals. The CARES Act precluded all of the ServisFirst COVID-19 loan modifications from being classified as a TDR as of December 31, 2020.

Troubled Debt Restructurings (“TDR”) at December 31, 2020 and 2019 totaled $1.5 million and $3.4 million, respectively. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Year Ended December 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$564	$564
Real estate - construction	1	357	357
Real estate - mortgage:
Owner-occupied commercial	1	611	611
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	1	611	611
Consumer	-	-	-
	4	$1,532	$1,532

Year ended December 31, 2019
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial, financial and agricultural	3	$3,415	$3,415
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	-	-	-
Consumer	-	-	-
	3	$3,415	$3,415

The following table presents TDRs by portfolio segment which defaulted during the years ended December 31, 2020 and 2019, and which were modified in the previous twelve months (i.e., the twelve months prior to default). For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

	Year Ended December 31,
	2020	2019
Defaulted during the period, where modified in a TDR twelve months prior to default
Commercial, financial and agricultural	$-	$491
Real estate - construction	-	-
Real estate - mortgage:
Owner occupied commercial	-	726
1-4 family mortgage	-	-
Other mortgage	-	-
Total real estate - mortgage	-	726
Consumer	-	-
	$-	$1,217

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019

	(In Thousands)
Balance, beginning of year	$24,681	$5,428
Additions	-	17,794
Advances	41,183	4,861
Repayments	(28,895)	(3,400)
Removal	-	(2)
Balance, end of year	$36,969	$24,681

NOTE 4.     FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2020, 2019 and 2018 follows:

	2020	2019	2018
	(In Thousands)
Balance at beginning of year	$8,178	$5,169	$6,701
Transfers from loans and capitalized expenses	2,985	4,611	3,087
Foreclosed properties sold	(2,813)	(1,437)	(3,934)
Write downs and partial liquidations	(1,853)	(165)	(685)
Balance at end of year	$6,497	$8,178	$5,169

NOTE 5.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
Land	$5,830	$5,830
Building	36,365	36,365
Furniture and equipment	27,466	26,153
Leasehold improvements	10,789	10,681
Construction in progress	867	23
Total premises and equipment, cost	81,317	79,052
Accumulated depreciation	(26,348)	(22,556)
Total premises and equipment, net	$54,969	$56,496

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2020, 2019 and 2018 were $3.8 million, $3.7 million, and $3.4 million, respectively.

NOTE 6.     LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheet.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2020	December 31, 2019
Right-of-use assets	$10,452	$13,292
Lease liabilities	$10,645	$13,350
Weighted average remaining lease term	4.9	5.5
Weighted average discount rate	3.25%	3.18%

Lease costs during the year ended December 31, 2020 were as follows (in thousands):

	2020	2019
Operating lease cost	$3,476	$3,421
Short-term lease cost	45	65
Variable lease cost	151	154
Sublease income	(93)	(70)
Net lease cost	$3,579	$3,570

The following table reconciles future undiscounted lease payments due under non-cancelable leases to the aggregate lease liability as of December 31, 2020:

(In Thousands)
2021	$3,024
2022	2,508
2023	2,453
2024	2,052
2025	1,129
Thereafter	2,504
Total lease payments	$13,670
Less: imputed interest	$(3,024)
Present value of operating lease liabilities	$10,646

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

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance and therefore the partnerships are not consolidated in our financial statements. The amount of recorded investment in these partnerships as of December 31, 2020 and 2019 was $4.0 million and $16.6 million, respectively. None of this recorded investment was included in loans at December 31, 2020 and $12.1 million was included in loans at December 31, 2019. The company exited all three of its Alabama New Market Tax Credits investments during 2020 which resulted in the pay-off of the related recorded investment in loans. The remaining amounts are included in other assets.

NOTE 8.     DEPOSITS

Deposits at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(In Thousands)
Noninterest-bearing demand	$2,788,772	$1,749,879
Interest-bearing checking	6,276,910	4,986,193
Savings	89,418	65,808
Time deposits, $250,000 and under	273,301	267,221
Time deposits, over $250,000	497,323	461,332
Brokered time deposits	50,000	-
	$9,975,724	$7,530,433

The scheduled maturities of time deposits at December 31, 2020 were as follows:

(In Thousands)
2021	$526,890
2022	146,765
2023	114,470
2024	24,062
2025	5,363
Thereafter	75
Total	$817,625

At December 31, 2020 and 2019, overdraft deposits reclassified to loans were $1.4 million and $4.2 million, respectively.

NOTE 9.      FEDERAL FUNDS PURCHASED

At December 31, 2020, the Company had $851.5 million in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $385.7 million at December 31, 2019. Rates paid on these funds were between 0.15% and 0.25% as of December 31, 2020 and 1.60% and 1.67% as of December 31, 2019.

At December 31, 2020, the Company had available lines of credit totaling approximately $923.0 million with various financial institutions for borrowing on a short-term basis, compared to $767.0 million at December 31, 2019. At December 31, 2020, the Company had no outstanding borrowings from these lines.

NOTE 10.     OTHER BORROWINGS

Other borrowings are comprised of:

●

$30.0 million on the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to November 8, 2022.

●

$34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to October 21, 2025.

Debt is reported net of unamortized issuance costs of $64,000 and $47,000 as of December 31, 2020 and 2019, respectively.

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

NOTE 12.      DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in  May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At  December 31, 2020, the interest rate cap had a fair value of $139,000 and remaining term of 2.4 years.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2020 and December 31, 2019 were not material.

NOTE 13.     EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $1,332,000, $1,100,000 and $851,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, there are a total of 3,186,865 shares available to be granted under the Plan.

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

There were no grants of stock options during the year ended December 31, 2020. The assumptions used in determining the fair value of 2019 and 2018 stock option grants were as follows:

	2019	2018
Expected price volatility	40.00%	35.39%
Expected dividend yield	1.76%	1.24%
Expected term (in years)	7	6
Risk-free rate	1.96%	2.90%

The weighted average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $12.40 and $12.76, respectively.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2020:
Outstanding at beginning of year	965,248	$15.19	4.9	$21,911
Exercised	(306,300)	11.38	2.9	8,854
Forfeited	(18,000)	30.79	6.1	171
Outstanding at end of year	640,950	$18.14	4.6	$16,981

Exercisable at December 31, 2020:	182,200	$12.86	3.5	$4,998

Year Ended December 31, 2019:
Outstanding at beginning of year	1,238,748	$13.02	5.2	$23,355
Granted	35,500	34.06	9.6	129
Exercised	(288,800)	7.56	2.5	8,534
Forfeited	(20,200)	24.88	6.2	259
Outstanding at end of year	965,248	$15.19	4.9	$21,911

Exercisable at December 31, 2019:	278,500	$8.28	3.0	$8,355

Year Ended December 31, 2018:
Outstanding at beginning of year	1,666,834	$10.68	5.5	$51,377
Granted	42,250	37.21	9.6	-
Exercised	(414,336)	5.73	2.8	10,832
Forfeited	(56,000)	15.40	6.2	912
Outstanding at end of year	1,238,748	$13.02	5.2	$23,355

Exercisable at December 31, 2018:	510,100	$7.08	3.5	$12,645

Exercisable options at December 31, 2020 were as follows:

Range of Exercise Price			Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
						(In Thousands)
$5.00	-	6.00	56,000	$5.36	2.0	$1,956
15.00	-	16.00	89,200	15.39	4.1	2,221
17.00	-	18.00	26,000	17.16	4.3	602
18.00	-	19.00	10,000	18.57	4.5	217
38.00	-	39.00	1,000	38.06	6.1	2
			182,200	$12.86	3.5	$4,998

As of December 31, 2020, there was $691,000 of total unrecognized compensation cost related to non-vested stock options. As of December 31, 2020, non-vested stock options had a weighted average remaining time to vest of 0.7 years.

Restricted Stock

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2020:
Non-vested at beginning of year	71,290	$32.24
Granted	33,695	33.91
Vested	(20,178)	23.76
Forfeited	(500)	34.09
Non-vested at end of year	84,307	$34.92

Year Ended December 31, 2019:
Non-vested at beginning of year	42,576	$29.96
Granted	36,664	33.60
Vested	(5,450)	20.92
Forfeited	(2,500)	38.17
Non-vested at end of year	71,290	$32.24

Year Ended December 31, 2018:
Non-vested at beginning of year	120,676	$10.29
Granted	16,350	39.84
Vested	(93,200)	6.07
Forfeited	(1,250)	41.21
Non-vested at end of year	42,576	$29.96

The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2020, non-vested restricted stock had a weighted average remaining time to vest of 2.6 years.

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $2.0 million, $1.7 million and $1.5 million for 2020, 2019 and 2018, respectively.

NOTE 14.     REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $382.5 million in dividends as of December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and ultimately consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets. At December 31, 2020 the Company and Bank exceeded such requirement.

As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2020.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
CET I Capital to Risk Weighted Assets:
Consolidated	$958,300	10.50%	$410,816	4.50%	N/A	N/A
ServisFirst Bank	1,018,031	11.15%	410,766	4.50%	$593,328	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	958,800	10.50%	547,755	6.00%	N/A	N/A
ServisFirst Bank	1,018,531	11.16%	547,688	6.00%	730,250	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,113,690	12.20%	730,340	8.00%	N/A	N/A
ServisFirst Bank	1,108,673	12.15%	730,250	8.00%	912,813	10.00%
Tier I Capital to Average Assets:
Consolidated	958,800	8.23%	465,980	4.00%	N/A	N/A
ServisFirst Bank	1,018,531	8.75%	465,448	4.00%	581,810	5.00%

As of December 31, 2019:
CET I Capital to Risk Weighted Assets:
Consolidated	$822,396	10.50%	$342,283	4.50%	N/A	N/A
ServisFirst Bank	885,172	11.30%	342,269	4.50%	$494,389	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	822,896	10.50%	456,377	6.00%	N/A	N/A
ServisFirst Bank	885,674	11.31%	456,359	6.00%	608,479	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	964,683	12.31%	608,502	8.00%	N/A	N/A
ServisFirst Bank	962,758	12.29%	608,479	8.00%	760,598	10.00%
Tier I Capital to Average Assets:
Consolidated	822,896	9.13%	356,012	4.00%	N/A	N/A
ServisFirst Bank	885,674	9.83%	355,998	4.00%	444,997	5.00%

NOTE 15.     OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Other Operating Income
ATM fee income	$1,747	$1,477	$876
Write-down in interest rate cap	(656)	-	-
Gain (loss) on sale of fixed assets	9	5	-
Other	515	261	363
Total other operating income	$1,615	$1,743	$1,239

Other Operating Expenses
Other loan expenses	4,886	3,476	2,711
Customer and public relations	1,052	2,545	2,182
Sales and use tax	528	640	733
Write-down investment in tax credit partnerships	346	746	750
Telephone	541	1,131	919
Donations and contributions	506	837	859
Marketing	338	581	557
Supplies	495	572	550
Fraud and forgery losses	463	577	464
Directors fees	632	545	467
Postage	278	393	439
Other operational losses	1,662	36	519
Other	3,764	4,136	3,477
Total other operating expenses	$15,490	$16,214	$14,627

NOTE 16.     INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Current tax expense:
Federal	$50,016	$36,683	$43,207
State	4,350	2,012	2,950
Total current tax expense	54,366	38,695	46,157
Deferred tax (benefit) expense:
Federal	(9,342)	(166)	(12,636)
State	(385)	(911)	(1,619)
Total deferred tax (benefit) expense	(9,727)	(1,077)	(14,255)
Total income tax expense	$44,639	$37,618	$31,902

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2020
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$44,984	21.00%
Effect on rate of:
State income tax, net of federal tax effect	3,230	1.51%
Tax-exempt income, net of expenses	(354)	(0.17%)
Bank owned life insurance contracts	(1,325)	(0.62%)
Excess tax benefit from stock compensation	(1,306)	(0.61%)
Federal tax credits	(563)	(0.26%)
Other	(27)	(0.01%)
Effective income tax and rate	$44,639	20.84%

	Year Ended December 31, 2019
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$39,241	21.00%
Effect on rate of:
State income tax, net of federal tax effect	822	0.44%
Tax-exempt income, net of expenses	(461)	(0.25%)
Bank owned life insurance contracts	(787)	(0.42%)
Excess tax benefit from stock compensation	(1,405)	(0.75%)
Federal tax credits	(170)	(0.09%)
Other	378	0.20%
Effective income tax and rate	$37,618	20.13%

	Year Ended December 31, 2018
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$35,457	21.00%
Effect on rate of:
State income tax, net of federal tax effect	808	0.48%
Tax-exempt income, net of expenses	(655)	(0.39%)
Bank owned life insurance contracts	(657)	(0.39%)
Excess tax benefit from stock compensation	(3,118)	(1.84%)
Federal tax credits	(113)	(0.07%)
Other	180	0.10%
Effective income tax and rate	$31,902	18.89%

The components of net deferred tax asset are as follows:

	December 31,
	2020	2019
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$21,600	$17,733
Other real estate owned	728	225
Nonqualified equity awards	873	953
Nonaccrual interest	322	231
State tax credits	6,091	7,787
Investments	-	1,119
Deferred loan fees	5,875	891
Reserve for unfunded commitments	600	183
Accrued bonus	2,594	2,029
Capital loss carryforward	1,480	-
Lease liability	2,671	-
Deferred revenue	42	-
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in acquisition	-	121
Other deferred tax assets	885	487
Total deferred tax assets	43,761	31,759

Deferred tax liabilities:
Net unrealized gain on securities available for sale	5,360	1,515
Depreciation	4,011	4,021
Prepaid expenses	543	516
Investments	79	-
Right-of-use assets and other leasing transactions	2,622	-
Acquired intangible assets	74	141
Total deferred tax liabilities	12,689	6,193
Net deferred tax assets	$31,072	$25,566

The Company believes its net deferred tax asset is recoverable as of December 31, 2020 based on the expectation of future taxable income and other relevant considerations.

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2017 through 2020. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $152,000 and $135,000 as of December 31, 2020 and 2019, respectively. Unrecognized income tax benefits as of December 31, 2020 and December 31, 2019, that, if recognized, would impact the effective income tax rate totaled $3,238,000 and $2,683,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2020, 2019 and 2018 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2020	2019	2018
	(In Thousands)
Balance, beginning of year	$2,683	$2,133	$1,779
Increases related to prior year tax positions	997	998	799
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Lapse of statute	(442)	(448)	(445)
Balance, end of year	$3,238	$2,683	$2,133

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

	2020	2019	2018
	(In Thousands)
Commitments to extend credit	$2,606,258	$2,303,788	$1,985,801
Credit card arrangements	286,128	248,617	173,613
Standby letters of credit and financial guarantees	66,208	48,394	40,590
Total	$2,958,594	$2,600,799	$2,200,004

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

NOTE 19.     EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant at December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	53,844,482	53,530,766	53,172,695
Net income available to common stockholders	$169,506	$149,180	$136,877
Basic earnings per common share	$3.15	2.79	$2.57

Weighted average common shares outstanding	53,844,482	53,530,766	53,172,695
Dilutive effects of assumed conversions and exercise of stock options and warrants	374,555	572,308	997,184
Weighted average common and dilutive potential common shares outstanding	54,219,037	54,103,074	54,169,879
Net income available to common stockholders	$169,506	$149,180	$136,877
Diluted earnings per common share	$3.13	$2.76	$2.53

NOTE 20.     RELATED PARTY TRANSACTIONS

As more fully described in Note 3, the Company had outstanding loan balances to related parties as of December 31, 2020 and 2019 in the amount of $37.0 million and $24.7 million, respectively. Related party deposits totaled $12.8 million and $5.9 million at December 31, 2020 and 2019, respectively.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of  December 31, 2020 was 0% to 56% and 22.3%, respectively.  The range of fair value adjustments and weighted average adjustment as of  December 31, 2019 was 0% to 30% and 5.6%, respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $26.6 million and $22.9 million during the years ended December 31, 2020 and 2019, respectively.

Other Real Estate Owned and Repossessed Assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure and repossessed assets are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO or repossession are charged to the allowance for credit losses subsequent to foreclosure or repossession. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of  December 31, 2020 was 5% to 27% and 12.5%, respectively.   The range of fair value adjustments and weighted average adjustment as of  December 31, 2019 was 5% to 10% and 8.0%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $2.5 million and $432,000 was recognized during the years ended December 31, 2020 and 2019, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan foreclosure for $209,000 classified as OREO as of December 31, 2020, compared to $103,000 as of December 31, 2019.

No residential real estate loan were in the process of being foreclosed as of December 31, 2020.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities:
U.S. Treasury securities	$-	$14,357	$-	$14,357
Government agency securities	-	15,458	-	15,458
Mortgage-backed securities	-	495,109	-	495,109
State and municipal securities	-	38,115	-	38,115
Corporate debt	-	323,650	-	323,650
Total available-for-sale debt securities	-	886,689	-	886,689
Interest rate cap derivative	-	139	-	139
Total assets at fair value	$-	$886,828	$-	$886,828

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale securities
U.S. Treasury securities	$-	$49,210	$-	$49,210
Government agency securities	-	18,386	-	18,386
Mortgage-backed securities	-	474,054	-	474,054
State and municipal securities	-	57,272	-	57,272
Corporate debt	-	160,477	-	160,477
Total assets at fair value	$-	$759,399	$-	$759,399

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	-	$80,817	$80,817
Other real estate owned and repossessed assets	-	-	6,497	6,497
Total assets at fair value	-	-	$87,314	$87,314

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$33,344	$33,344
Other real estate owned and repossessed assets	-	-	8,178	8,178
Total assets at fair value	$-	$-	$41,522	$41,522

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

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$2,209,640	$2,209,640	$530,127	$530,127

Level 2 Inputs:
Federal funds sold	1,771	1,771	100,473	100,473
Mortgage loans held for sale	14,425	14,497	6,312	6,322

Level 3 Inputs:
Debt securities held to maturity	250	250	250	250
Loans, net	8,377,746	8,387,718	7,184,867	7,132,542

Financial Liabilities:
Level 2 Inputs:
Deposits	$9,975,724	$9,987,665	$7,530,433	$7,534,984
Federal funds purchased	851,545	851,545	470,749	470,749
Other borrowings	64,748	65,560	64,703	65,048

NOTE 22.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2020 and 2019 and the condensed statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018.

CONDENSED BALANCE SHEETS
(In Thousands)
	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$14,685	$10,071
Investment in subsidiary	1,052,083	904,958
Other assets	1,119	1,238
Total assets	$1,067,887	$916,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,748	$64,703
Other liabilities	10,787	9,384
Total liabilities	75,535	74,087
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 53,943,751 shares issued and outstanding at December 31, 2020 and 53,623,740 shares issued and outstanding at December 31, 2019	54	54
Additional paid-in capital	223,856	219,766
Retained earnings	748,224	616,611
Accumulated other comprehensive income	20,218	5,749
Total stockholders' equity	992,352	842,180
Total liabilities and stockholders' equity	$1,067,887	$916,267

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(In Thousands)
	2020	2019	2018
Income:
Dividends received from subsidiary	$45,000	$37,000	$23,000
Other income	-	-	176
Total income	45,000	37,000	23,176
Expense:
Other expenses	2,936	2,930	2,933
Total expenses	2,936	2,930	2,933
Equity in undistributed earnings of subsidiary	127,442	115,110	116,634
Net income	169,506	149,180	136,877
Dividends on preferred stock	-	-	-
Net income available to common stockholders	$169,506	$149,180	$136,877

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In Thousands)
	2020	2019	2018
Operating activities
Net income	$169,506	$149,180	$136,877
Adjustments to reconcile net income to net cash provided by operating activities:
Other	204	38	(1,181)
Equity in undistributed earnings of subsidiary	(127,442)	(115,110)	(116,634)
Net cash provided by operating activities	42,268	34,108	19,062
Investing activities
Other	-	(1,000)	275
Net cash used in investing activities	-	(1,000)	275
Financing activities
Proceeds from issuance of subordinated notes	34,710	-	-
Redemption of subordinated notes	(34,750)	-	-
Dividends paid on common stock	(37,614)	(32,071)	(20,194)
Net cash used in financing activities	(37,654)	(32,071)	(20,194)
Increase (decrease) in cash and cash equivalents	4,614	1,037	(857)
Cash and cash equivalents at beginning of year	10,071	9,034	9,891
Cash and cash equivalents at end of year	$14,685	$10,071	$9,034

NOTE 23.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2020 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$96,767	$95,080	$96,110	$101,065
Interest expense	19,127	11,846	11,028	8,984
Net interest income	77,640	83,234	85,082	92,081
Provision for credit losses (1)	13,584	10,283	12,284	6,283
Net income available to common stockholders	34,778	40,417	43,362	50,949
Net income per common share, basic	$0.65	$0.75	$0.80	$0.94
Net income per common share, diluted	$0.64	$0.75	$0.80	$0.94

	2019 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$93,699	$97,787	$101,130	$98,187
Interest expense	24,921	27,702	28,125	22,410
Net interest income	68,778	70,085	73,005	75,777
Provision for credit losses (1)	4,885	4,884	6,985	5,884
Net income available to common stockholders	35,010	35,602	37,563	41,005
Net income per common share, basic	$0.65	$0.67	$0.70	$0.77
Net income per common share, diluted	$0.65	$0.66	$0.69	$0.76

(1) The first three quarters of 2020 and all of 2019 were estimated and recorded under the incurred loss methodology and not restated for the adoption of ASC 326. The Company elected to delay the adoption of CECL as allowed under the CARES Act.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2020.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

ITEM 11.      EXECUTIVE COMPENSATION

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules

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

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on February 25, 2020).

10.1*	2005 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

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

10.8*

Note Purchase Agreement, dated October 21, 2020, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2020).

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

10.18*	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.19*	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.20*	Endorsement Split-Dollar Agreement with Thomas A. Broughton III dated November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.21*	Endorsement Split-Dollar Agreement with William M. Foshee dated November 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.22*	Endorsement Split-Dollar Agreement with Rodney E. Rushing dated November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Documents

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/Thomas A. Broughton, III Thomas A. Broughton, III	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021

/s/ William M. Foshee William M. Foshee	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021

* Irma L. Tuder	Director	February 25, 2021

* Michael D. Fuller	Director	February 25, 2021

* James J. Filler	Director	February 25, 2021

* Joseph R. Cashio	Director	February 25, 2021

* Hatton C. V. Smith	Director	February 25, 2021

* Christopher J. Mettler	Director	February 25, 2021

_________________

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee

William M. Foshee

Attorney-in-Fact

February 25, 2021