Form 10-Q
period 2021-03-31
ServisFirst Bancshares, Inc.
filed 2021-04-29
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 26, 2021
Common stock, $.001 par value	54,152,882

EX-10.3 Form of ServisFirst Bancshares, Inc. Restricted Stock Award Agreement

EX-10.4 Form of ServisFirst Bancshares, Inc. Performance Share Award Agreement

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$70,107	$93,655
Interest-bearing balances due from depository institutions	2,738,046	2,115,985
Federal funds sold	1,577	1,771
Cash and cash equivalents	2,809,730	2,211,411
Available for sale debt securities, at fair value	961,879	886,688
Held to maturity debt securities (fair value of $250 at March 31, 2021 and December 31, 2020)	250	250
Mortgage loans held for sale	15,834	14,425
Loans	8,504,980	8,465,688
Less allowance for credit losses	(94,906)	(87,942)
Loans, net	8,410,074	8,377,746
Premises and equipment, net	56,472	54,969
Accrued interest and dividends receivable	36,348	36,841
Deferred tax assets, net	32,126	31,072
Other real estate owned and repossessed assets	2,067	6,497
Bank owned life insurance contracts	278,045	276,387
Goodwill and other identifiable intangible assets	13,841	13,908
Other assets	30,708	22,460
Total assets	$12,647,374	$11,932,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$3,044,611	$2,788,772
Interest-bearing	7,532,999	7,186,952
Total deposits	10,577,610	9,975,724
Federal funds purchased	911,558	851,545
Other borrowings	64,691	64,748
Accrued interest payable	12,865	12,321
Other liabilities	50,165	35,464
Total liabilities	11,616,889	10,939,802
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2021 and December 31 2020	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,137,650 shares issued and outstanding at March 31, 2021, and 53,943,751 shares issued and outstanding at December 31 2020	54	54
Additional paid-in capital	224,302	223,856
Retained earnings	788,875	748,224
Accumulated other comprehensive income	16,754	20,218
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,029,985	992,352
Noncontrolling interest	500	500
Total stockholders' equity	1,030,485	992,852
Total liabilities and stockholders' equity	$12,647,374	$11,932,654

(1) derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$93,803	$89,385
Taxable securities	5,807	5,154
Nontaxable securities	107	233
Federal funds sold	3	277
Other interest and dividends	676	1,718
Total interest income	100,396	96,767
Interest expense:
Deposits	6,881	16,745
Borrowed funds	1,150	2,382
Total interest expense	8,031	19,127
Net interest income	92,365	77,640
Provision for credit losses	7,451	13,584
Net interest income after provision for credit losses	84,914	64,056
Noninterest income:
Service charges on deposit accounts	1,908	1,916
Mortgage banking	2,747	1,071
Credit card income	1,192	1,765
Increase in cash surrender value life insurance	1,658	1,453
Other operating income	958	469
Total noninterest income	8,463	6,674
Noninterest expense:
Salaries and employee benefits	15,543	15,658
Equipment and occupancy	2,654	2,400
Third party processing and other services	3,416	3,457
Professional services	923	948
FDIC and other regulatory assessments	1,582	1,332
Other real estate owned	157	601
Other operating expense	4,639	3,524
Total noninterest expense	28,914	27,920
Income before income taxes	64,463	42,810
Provision for income taxes	13,008	8,032
Net income	51,455	34,778
Dividends on preferred stock	-	-
Net income available to common stockholders	$51,455	$34,778
Basic earnings per common share	$0.95	$0.65
Diluted earnings per common share	$0.95	$0.64

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2021	2020
Net income	$51,455	$34,778
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains arising during period from securities available for sale, net of tax of $(917) and $3,110 for 2021 and 2020, respectively	(3,464)	11,699
Other comprehensive (loss) income, net of tax	(3,464)	11,699
Comprehensive income	$47,991	$46,477

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)
	Three Months Ended March 31,
						Accumulated
				Additional		Other		Total
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income (loss)	Interest	Equity
Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends declared, $0.175 per share	-	-	-	-	(9,423)	-	-	(9,423)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	14	-	-	14
Issue restricted shares pursuant to stock incentives	15,300	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	204,969	-	-	2,261	-	-	-	2,261
11,031 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(403)	-	-	-	(403)
Stock-based compensation expense	-	-	-	277	-	-	-	277
Other comprehensive income, net of tax	-	-	-	-	-	11,699	-	11,699
Net income	-	-	-	-	34,778	-	-	34,778
Balance, March 31, 2020	53,844,009	$-	$54	$221,901	$641,980	$17,448	$502	$881,885

Balance, January 1, 2021	53,943,751	-	54	223,856	748,224	20,218	500	992,852
Common dividends declared, $0.20 per share	-	-	-	-	(10,829)	-	-	(10,829)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	25	-	-	25
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,642	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	151,257	-	-	1,865	-	-	-	1,865
36,243 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,710)	-	-	-	(1,710)
Stock-based compensation expense	-	-	-	291	-	-	-	291
Other comprehensive loss, net of tax	-	-	-	-	-	(3,464)	-	(3,464)
Net income	-	-	-	-	51,455	-	-	51,455
Balance, March 31, 2021	54,137,650	$-	$54	$224,302	$788,875	$16,754	$500	$1,030,485

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$51,455	$34,778
Adjustments to reconcile net income to net cash provided by
Deferred tax benefit	(137)	(1,267)
Provision for credit losses	7,451	13,584
Depreciation	1,015	921
Amortization of core deposit intangible	67	68
Net amortization of debt securities available for sale	1,701	966
Increase in accrued interest and dividends receivable	493	948
Stock-based compensation expense	291	277
Increase in accrued interest payable	544	465
Proceeds from sale of mortgage loans held for sale	90,227	36,308
Originations of mortgage loans held for sale	(88,889)	(35,672)
Gain on sale of mortgage loans held for sale	(2,747)	(1,071)
Net loss (gain) on sale of other real estate owned and repossessed assets	334	(24)
Write down of other real estate owned and repossessed assets	147	587
Operating losses of tax credit partnerships	4	3
Increase in cash surrender value of life insurance contracts	(1,658)	(1,453)
Net change in other assets, liabilities, and other operating activities	6,462	2,814
Net cash provided by operating activities	66,760	52,232
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(149,719)	(80,149)
Proceeds from maturities, calls and paydowns of debt securities
available for sale	72,194	26,778
Investment in tax credit partnership and SBIC	(56)	(111)
Increase in loans	(40,193)	(312,426)
Purchase of premises and equipment	(2,518)	(417)
Proceeds from sale of other real estate owned and repossessed assets	584	454
Net cash used in investing activities	(119,708)	(365,871)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	255,839	175,747
Net increase in interest-bearing deposits	346,047	126,475
Net increase in federal funds purchased	60,013	72,874
Proceeds from exercise of stock options	1,865	2,261
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,710)	(403)
Dividends paid on common stock	(10,787)	(9,384)
Net cash provided by financing activities	651,267	367,570
Net increase in cash and cash equivalents	598,319	53,931
Cash and cash equivalents at beginning of period	2,211,411	630,600
Cash and cash equivalents at end of period	$2,809,730	$684,531
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$7,487	$18,662
Income taxes	4,294	400
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$364	$287
Internally financed sale of other real estate owned	3,779	-
Dividends declared	10,829	9,423

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2020.

All reported amounts are in thousands except share and per share data.

Allowance for Credit Losses

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed on March 27, 2020 and provided financial institutions with the option to delay adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). As described below under Recently Adopted Accounting Pronouncements, the Company decided to delay its adoption of ASU 2016-13, as provided by the CARES Act, until the earlier of the date on which the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. Prior to January 1, 2020, except quarterly periods in 2020 which were not restated, the allowance for credit losses was calculated using an incurred losses methodology.

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

	Three Months Ended March 31,
	2021	2020
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,050,670	53,704,224
Net income available to common stockholders	$51,455	$34,778
Basic earnings per common share	$0.95	$0.65

Weighted average common shares outstanding	54,050,670	53,704,224
Dilutive effects of assumed conversions and exercise of stock options and warrants	331,321	463,190
Weighted average common and dilutive potential common shares outstanding	54,381,991	54,167,414
Net income available to common stockholders	$51,455	$34,778
Diluted earnings per common share	$0.95	$0.64

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2021 and December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
March 31, 2021	(In Thousands)
Available for sale debt securities
U.S. Treasury Securities	$13,995	$301	$-	$-	$14,296
Government Agency Securities	12,020	170	-	-	12,190
Mortgage-backed securities	558,985	13,352	(2,795)	-	569,542
State and municipal securities	33,408	303	(189)	-	33,522
Corporate debt	322,320	10,288	(279)	-	332,329
Total	$940,728	$24,414	$(3,263)	$-	$961,879
Held to maturity debt securities
State and municipal securities	$250	$-	$-	$-	$250
Total	$250	$-	$-	$-	$250

December 31, 2020
Available for sale debt securities
U.S. Treasury Securities	$13,993	$364	$-	$-	$14,357
Government Agency Securities	15,228	230	-	-	15,458
Mortgage-backed securities	477,407	17,720	(18)	-	495,109
State and municipal securities	37,671	444	-	-	38,115
Corporate debt	316,857	7,296	(504)	-	323,649
Total	$861,156	$26,054	$(522)	$-	$886,688
Held to maturity debt securities
State and municipal securities	$250	$-	$-	$-	$250
Total	$250	$-	$-	$-	$250

The amortized cost and fair value of debt securities as of March 31, 2021 and December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.  Corporate debt is primarily comprised of subordinated notes payable issued by financial institutions.  Most of these corporate securities have a contractual maturity of ten years but may be called at the end of their fifth year.

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale debt securities
Due within one year	$32,331	$32,623	$30,797	$31,060
Due from one to five years	51,309	52,954	59,828	61,481
Due from five to ten years	293,965	302,644	288,002	293,886
Due after ten years	4,138	4,116	5,122	5,152
Mortgage-backed securities	558,985	569,542	477,407	495,109
	$940,728	$961,879	$861,156	$886,688

Held to maturity debt securities
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $468.7 million and $477.6 million as of March 31, 2021 and December 31, 2020, respectively.

The following table identifies, as of March 31, 2021 and December 31, 2020, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2021
Mortgage-backed securities	$(2,795)	$191,402	$-	$-	$(2,795)	$191,402
State and municipal securities	(189)	5,467	-	-	(189)	5,467
Corporate debt	(234)	29,836	(45)	1,990	(279)	31,826
Total	$(3,218)	$226,705	$(45)	$1,990	$(3,263)	$228,694

December 31, 2020
Mortgage-backed securities	$(18)	$3,667	$-	$-	$(18)	$3,667
Corporate debt	(504)	59,576	-	-	(504)	59,576
Total	$(522)	$63,243	$-	$-	$(522)	$63,243

At  March 31, 2021, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which  may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.

NOTE 5 – LOANS

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

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for Paycheck Protection Program (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers.  As of  March 31, 2021, the Company has funded approximately 7,100 loans for a total amount of $1.47 billion for clients under the PPP since April 2020, and management expects to continue to participate in any extensions of the PPP by the Treasury Department. At  March 31, 2021 and December 31, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $20.4 million and $17.8 million, respectively. PPP loan origination fees recorded to interest income for the three months ended  March 31, 2021 and 2020 were $9.1 million and $0, respectively. PPP loans outstanding totaled $967.7 million and $900.5 million at March 31, 2021 and December 31, 2020, respectively. PPP loans are included within the Commercial, financial and agricultural loan category in the table below. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA (“Small Business Administration”).

The following table details the Company’s loans at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(Dollars In Thousands)
Commercial, financial and agricultural	$3,323,093	$3,295,900
Real estate - construction	666,592	593,614
Real estate - mortgage:
Owner-occupied commercial	1,698,695	1,693,428
1-4 family mortgage	685,840	711,692
Other mortgage	2,068,560	2,106,184
Subtotal: Real estate - mortgage	4,453,095	4,511,304
Consumer	62,200	64,870
Total Loans	8,504,980	8,465,688
Less: Allowance for credit losses	(94,906)	(87,942)
Net Loans	$8,410,074	$8,377,746

Commercial, financial and agricultural	39.07%	38.93%
Real estate - construction	7.84%	7.01%
Real estate - mortgage:
Owner-occupied commercial	19.97%	20.00%
1-4 family mortgage	8.07%	8.41%
Other mortgage	24.32%	24.88%
Subtotal: Real estate - mortgage	52.36%	53.29%
Consumer	0.73%	0.77%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the credit loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2021:

							Revolving
March 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$451,136	$942,305	$305,491	$202,837	$153,959	$196,657	$993,613	$3,245,998
Special Mention	557	1,430	227	9	1,386	384	10,814	14,807
Substandard	-	559	10,570	567	3,741	2,570	44,281	62,288
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$451,693	$944,294	$316,288	$203,413	$159,086	$199,611	$1,048,708	$3,323,093
Real estate - construction
Pass	$40,168	$250,260	$238,486	$54,129	$15,879	$19,009	$48,426	$666,357
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$40,168	$250,260	$238,486	$54,129	$15,879	$19,244	$48,426	$666,592
Owner-occupied commercial
Pass	$51,008	$364,982	$263,789	$207,599	$199,276	$551,086	$55,790	$1,693,530
Special Mention	-	-	-	-	289	1,941	200	2,430
Substandard	-	-	-	-	780	1,716	239	2,735
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$51,008	$364,982	$263,789	$207,599	$200,345	$554,743	$56,229	$1,698,695
1-4 family mortgage
Pass	$34,862	$170,574	$99,727	$65,064	$50,130	$61,073	$199,658	$681,088
Special Mention	-	680	433	129	104	481	1,111	2,938
Substandard	-	150	367	-	233	217	847	1,814
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$34,862	$171,404	$100,527	$65,193	$50,467	$61,771	$201,616	$685,840
Other mortgage
Pass	$90,376	$458,320	$442,499	$216,211	$333,266	$431,485	$71,610	$2,043,767
Special Mention	-	-	-	-	2,775	8,989	-	11,764
Substandard	-	-	-	4,567	8,462	-	-	13,029
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$90,376	$458,320	$442,499	$220,778	$344,503	$440,474	$71,610	$2,068,560
Consumer
Pass	$3,588	$16,111	$3,990	$1,332	$1,311	$4,373	$31,451	$62,156
Special Mention	-	-	-	13	-	31	-	44
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$3,588	$16,111	$3,990	$1,345	$1,311	$4,404	$31,451	$62,200
Total Loans
Pass	$671,138	$2,202,552	$1,353,982	$747,172	$753,821	$1,263,683	$1,400,548	$8,392,896
Special Mention	557	2,110	660	151	4,554	11,826	12,125	31,983
Substandard	-	709	10,937	5,134	13,216	4,738	45,367	80,101
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$671,695	$2,205,371	$1,365,579	$752,457	$771,591	$1,280,247	$1,458,040	$8,504,980

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2020 were as follows:

							Revolving
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$1,260,341	$332,690	$229,838	$169,616	$89,893	$137,021	$988,093	$3,207,492
Special Mention	2,551	1,404	10	253	163	281	14,948	19,610
Substandard	569	10,639	617	5,447	963	2,038	48,525	68,798
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$1,263,461	$344,733	$230,465	$175,316	$91,019	$139,340	$1,051,566	$3,295,900
Real estate - construction
Pass	$230,931	$222,357	$53,981	$16,361	$7,677	$13,816	$48,256	$593,379
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$230,931	$222,357	$53,981	$16,361	$7,677	$14,051	$48,256	$593,614
Owner-occupied commercial
Pass	$351,808	$271,645	$221,513	$198,935	$158,531	$417,743	$61,119	$1,681,294
Special Mention	-	-	-	6,524	543	1,873	200	9,140
Substandard	-	-	12	780	-	1,962	240	2,994
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$351,808	$271,645	$221,525	$206,239	$159,074	$421,578	$61,559	$1,693,428
1-4 family mortgage
Pass	$179,314	$111,016	$70,381	$60,774	$27,985	$44,111	$212,616	$706,197
Special Mention	508	-	-	105	481	-	1,112	2,206
Substandard	350	126	-	235	218	-	2,360	3,289
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$180,172	$111,142	$70,381	$61,114	$28,684	$44,111	$216,088	$711,692
Other mortgage
Pass	$470,086	$470,092	$250,945	$368,283	$180,244	$272,722	$68,721	$2,081,093
Special Mention	-	-	-	2,793	541	8,566	-	11,900
Substandard	-	50	4,589	8,552	-	-	-	13,191
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$470,086	$470,142	$255,534	$379,628	$180,785	$281,288	$68,721	$2,106,184
Consumer
Pass	$20,410	$4,421	$1,551	$1,671	$1,031	$3,615	$32,125	$64,824
Special Mention	-	-	15	-	31	-	-	46
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,410	$4,421	$1,566	$1,671	$1,062	$3,615	$32,125	$64,870
Total Loans
Pass	$2,512,890	$1,412,221	$828,209	$815,640	$465,361	$889,028	$1,410,930	$8,334,279
Special Mention	3,059	1,404	25	9,675	1,759	10,720	16,260	42,902
Substandard	919	10,815	5,218	15,014	1,181	4,235	51,125	88,507
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,516,868	$1,424,440	$833,452	$840,329	$468,301	$903,983	$1,478,315	$8,465,688

Loans by performance status as of March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,313,167	$9,926	$3,323,093
Real estate - construction	666,358	234	666,592
Real estate - mortgage:
Owner-occupied commercial	1,696,686	2,009	1,698,695
1-4 family mortgage	684,917	923	685,840
Other mortgage	2,063,799	4,761	2,068,560
Total real estate - mortgage	4,445,402	7,693	4,453,095
Consumer	62,161	39	62,200
Total	$8,487,088	$17,892	$8,504,980

December 31, 2020	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,284,180	$11,720	$3,295,900
Real estate - construction	593,380	234	593,614
Real estate - mortgage:
Owner-occupied commercial	1,692,169	1,259	1,693,428
1-4 family mortgage	710,817	875	711,692
Other mortgage	2,101,379	4,805	2,106,184
Total real estate - mortgage	4,504,365	6,939	4,511,304
Consumer	64,809	61	64,870
Total	$8,446,734	$18,954	$8,465,688

Loans by past due status as of March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$119	$-	$4	$123	$9,922	$3,313,048	$3,323,093	$6,946
Real estate - construction	-	-	-	-	234	666,358	666,592	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	2,009	1,696,686	1,698,695	1,229
1-4 family mortgage	782	178	-	960	923	683,957	685,840	327
Other mortgage	15	-	4,761	4,776	-	2,063,784	2,068,560	-
Total real estate - mortgage	797	178	4,761	5,736	2,932	4,444,427	4,453,095	1,556
Consumer	89	10	39	138	-	62,062	62,200	-
Total	$1,005	$188	$4,804	$5,997	$13,088	$8,485,895	$8,504,980	$8,502

December 31, 2020	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$92	$1,738	$11	$1,841	$11,709	$3,282,350	$3,295,900	$5,101
Real estate - construction	-	-	-	-	234	593,380	593,614	-
Real estate - mortgage:
Owner-occupied commercial	-	995	-	995	1,259	1,691,174	1,693,428	467
1-4 family mortgage	61	1,073	104	1,238	771	709,683	711,692	512
Other mortgage	18	-	4,805	4,823	-	2,101,361	2,106,184	-
Total real estate - mortgage	79	2,068	4,909	7,056	2,030	4,502,218	4,511,304	979
Consumer	64	13	61	138	-	64,732	64,870	-
Total	$235	$3,819	$4,981	$9,035	$13,973	$8,442,680	$8,465,688	$6,080

As described in Note 9 - Recently Adopted Accounting Pronouncements, the Company adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At March 31, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on-line over the next year.

The Company uses a loss-rate method to estimate expected credit losses for its commercial revolving lines of credit and credit card pools. The commercial revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach. This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD. These two inputs are then applied to the outstanding pool balance. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool. A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool. Management has applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature. An expected loss ratio is applied based on internal and peer historical losses.

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

The following table presents changes in the allowance for credit losses, and allowance for loan losses, segregated by loan type, for the three months ended March 31, 2021 and March 31, 2020.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(477)	-	(12)	(87)	(576)
Recoveries	26	50	1	12	89
Provision	2,313	3,284	1,896	(42)	7,451
Balance at March 31, 2021	$38,232	$19,391	$35,607	$1,676	$94,906

	Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Charge-offs	(2,640)	(454)	(1,678)	(58)	(4,830)
Recoveries	62	1	1	12	76
Provision	7,692	1,442	4,384	66	13,584
Balance at March 31, 2020	$48,780	$3,757	$32,360	$517	$85,414

The following table details the allowance for loan losses and recorded investment in loans by impairment evaluation method as of March 31, 2020, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $2.8 million at March 31, 2021 and $2.2 million at December 31, 2020. The provision expense for unfunded commitments for the three months ended March 31, 2021 and March 31, 2020 was $600,000 and $0, respectively. Prior to January 1, 2020, except quarterly periods in 2020 which were not restated, the allowance for losses on unfunded loan commitments was calculated using an incurred losses methodology.

Loans that no longer share similar risk characteristics with collectively evaluated pools are estimated on an individual basis. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

		Accounts				ACL
March 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,987	$24,957	$17,742	$5,603	$62,289	$8,675
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	2,007	729	-	-	2,736	497
1-4 family mortgage	1,738	-	-	25	1,763	-
Other mortgage	13,079	-	-	-	13,079	-
Total real estate - mortgage	16,824	729	-	25	17,578	497
Consumer	-	-	-	-	-	-
Total	$31,046	$25,686	$17,742	$5,628	$80,102	$9,173

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,373	$27,952	$16,877	$4,594	$68,796	$7,142
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	2,012	971	-	12	2,995	499
1-4 family mortgage	3,264	-	-	24	3,288	48
Other mortgage	13,191	-	-	-	13,191	-
Total real estate - mortgage	18,467	971	-	36	19,474	547
Consumer	-	-	-	-	-	-
Total	$38,075	$28,923	$16,877	$4,630	$88,505	$7,690

On March 22, 2020, the Interagency Statement was issued by banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2021, there were 29 loans outstanding totaling $6.2 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. All of these remaining deferrals were principal and interest deferrals. The CARES Act precluded all of the ServisFirst COVID-19 loan modifications from being classified as a TDR as of March 31, 2021.

Troubled Debt Restructurings (“TDR”) at March 31, 2021, December 31, 2020 and March 31, 2020 totaled $3.5 million, $1.5 million and $2.4 million, respectively. The portion of those TDRs accruing interest at March 31, 2021, December 31, 2020 and March 31, 2020 totaled $794,000, $818,000 and $975,000, respectively. The following tables present loans modified in a TDR during the periods ended March 31, 2021 and March 31, 2020 by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

Three Months Ended March 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,155	$1,155
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	991	991
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate mortgage	1	991	991
Consumer	-	-	-
	3	$2,146	$2,146

Three Months Ended March 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$350	$350
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate mortgage	-	-	-
Consumer	-	-	-
	1	$350	$350

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three months ended March 31, 2021 and March 31, 2020. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10 years. At March 31, 2021, the Company had lease right-of-use assets and lease liabilities totaling $18.5 million and $18.8 million, respectively, compared to $10.5 million and $10.6 million, respectively at December 31, 2020 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of March 31, 2021 are as follows:

March 31, 2021
(In Thousands)
2021 (remaining)	$3,055
2022	3,423
2023	3,061
2024	2,189
2025	2,157
thereafter	6,974
Total lease payments	20,859
Less: imputed interest	(2,078)
Present value of operating lease liabilities	$18,782

As of March 31, 2021, the weighted average remaining term of operating leases was 7.06 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.21%.

Operating cash flows related to leases were $747,000 and $852,000 for the three months ended March 31, 2021 and 2020, respectively.

Lease costs during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$899	$873
Short-term lease cost	-	16
Variable lease cost	81	44
Sublease income	(19)	(16)
Net lease cost	$961	$917

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

At March 31, 2021, the Company had stock incentive plans as described below. The compensation cost that has been charged to earnings for the plans was approximately $291,000 and $276,000 for the three months ended March 31, 2021 and 2020, respectively.

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

2021
Expected volatility	40.00%
Expected dividends	1.78%
Expected term (in years)	7.5
Risk-free rate	2.43%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2021 was $12.73. There were no grants of stock options during the three months ended March 31, 2020.

The following table summarizes stock option activity during the three months ended March 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2021:
Outstanding January 1, 2021	640,950	$18.14	4.6	$16,981
Granted	500	32.60	8.2	14
Exercised	(187,500)	9.92	3.3	9,639
Forfeited	(6,000)	5.82	0.8	79
Outstanding March 31, 2021	447,950	19.64	4.6	$14,859

Exercisable March 31, 2021	329,700	$13.57	3.7	$15,962

Three Months Ended March 31, 2020:
Outstanding January 1, 2020	965,248	$15.19	4.9	$21,911
Granted	-	-	-	-
Exercised	(216,000)	10.47	3.3	4,072
Forfeited	(18,000)	30.79	6.9	26
Outstanding March 31, 2020	731,248	17.68	5.4	$12,969

Exercisable March 31, 2020	210,500	$16.54	5.0	$7,146

As of March 31, 2021, there was $604,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.0 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2021, there was $3.2 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.7 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2021:
Non-vested at January 1, 2021	84,307	$34.92	-	$-
Granted	48,217	42.07	12,437	37.05
Vested	(5,158)	22.72	-	-
Forfeited	(5,575)	38.96	-	-
Non-vested at March 31, 2021	121,791	38.08	12,437	37.05

Three Months Ended March 31, 2020:
Non-vested at January 1, 2020	71,290	$31.53	-	$-
Granted	15,300	39.45	-	-
Vested	(8,376)	18.64	-	-
Forfeited	-	-	-	-
Non-vested at March 31, 2020	78,214	34.46	-	-

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in  May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At  March 31, 2021 the interest rate cap had a fair value of $414,000 and remaining term of 2.1 years. If LIBOR is deemed unrepresentative at any time, the reference rate for the cap would be governed by the fallback protocol where LIBOR will be adjusted to the Secured Overnight Financing Rate (“SOFR”) plus the five-year median spread.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2021 and December 31, 2020 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, gave financial institutions the option to delay adoption of CECL. The Company elected to delay its adoption of the update until the earlier of the date the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective adoption date of January 1, 2020. Amounts reported for periods beginning on or after January 1, 2020 are presented under ASC 326, except quarterly periods in 2020, which were not restated under CECL and all prior period information is presented in accordance with previously applicable GAAP. Based on prevailing economic conditions and forecasts as of January 1, 2020, the Company recognized a cumulative net increase to retained earnings of $1.1 million, net of tax, attributable to a decrease in the allowance for credit losses of $2.0 million, an increase in the allowance for off balance sheet credit exposures of $0.5 million, and a decrease in deferred tax assets of $0.4 million. This was the result of implementing a more quantitative methodology. The commercial, financial, and agricultural loan category decreased $8.2 million due to the portfolio primarily consisting of loans with generally short contractual maturities. This was partially offset by an increase of $6.2 million in the real estate – construction loan category due to the application of peer loss rates within the discounted cash flow pool reserve methodology. Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience in this category.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. The Company periodically buys corporate debt securities in private placement transactions.  Level 2 inputs are not available for these securities.  The Company uses average observable prices of similar corporate securities owned by the Company to value such securities and are classified in Level 3 of the hierarchy.  The weighted average value as of March 31, 2021 was 3% observed for the Company’s other similar corporate securities.

Derivative instruments. The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate curves, adjusted for counterparty credit risk. These measurements are classified as level 2 within the valuation hierarchy.

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2021 was 0% to 64% and 25.6%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2020 was 0% to 56% and 22.3% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $2.0 million during the three months ended March 31, 2021, and $5.0 million during the three months ended March 31, 2020.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of March 31, 2021 was 5% to 25% and 15.9%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2020 was 5% to 27% and 12.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $432,000 and $563,000 was recognized during the three months ended March 31, 2021 and 2020, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $150,000 foreclosed and classified as OREO as of March 31, 2021, compared to one residential real estate loan foreclosure for $209,000 as of December 31, 2020.

One residential real estate loan for $928,000 was in the process of being foreclosed as of March 31, 2021. There were no residential real estate loans in process of foreclosure as of December 31, 2020.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$-	$14,296	$-	$14,296
Government agency securities	-	12,190	-	12,190
Mortgage-backed securities	-	569,542	-	569,542
State and municipal securities	-	33,522	-	33,522
Corporate debt	-	322,028	10,301	332,329
Total available-for-sale debt securities	-	951,578	10,301	961,879
Interest rate cap derivative	-	414	-	414
Total assets at fair value	$-	$951,992	$10,301	$962,293

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$-	$14,357	$-	$14,357
Government agency securities	-	15,458	-	15,458
Mortgage-backed securities	-	495,109	-	495,109
State and municipal securities	-	38,115	-	38,115
Corporate debt	-	323,649	-	323,649
Total available-for-sale debt securities	-	886,688	-	886,688
Interest rate cap derivative	-	139	-	139
Total assets at fair value	$-	$886,827	$-	$886,827

During the three months ended March 31, 2021, two securities with a fair value of $6.2 million were transferred to level 3 in the hierarchy and one security with a fair value of $4.1 million was purchased.

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020. There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$70,929	$70,929
Other real estate owned and repossessed assets	-	-	2,067	2,067
Total assets at fair value	$-	$-	$72,996	$72,996

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$80,817	$80,817
Other real estate owned	-	-	6,497	6,497
Total assets at fair value	$-	$-	$87,314	$87,314

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$2,808,153	$2,808,153	$2,209,640	$2,209,640

Level 2 inputs:
Federal funds sold	1,577	1,577	1,771	1,771
Mortgage loans held for sale	15,834	15,551	14,425	14,497

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	8,410,074	8,428,969	8,377,746	8,387,718

Financial Liabilities:
Level 2 inputs:
Deposits	$10,577,610	$10,587,038	$9,975,724	$9,987,665
Federal funds purchased	911,558	911,558	851,545	851,545
Other borrowings	64,691	65,548	64,748	65,560

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2021 and December 31, 2020 and consolidated statements of income for the three months ended March 31, 2021 and March 31, 2020.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through 23 full-service banking offices located in Alabama, Tampa Bay, Florida, the panhandle of Florida, the greater Atlanta, Georgia metropolitan area, Charleston, South Carolina, and Nashville, Tennessee. We also operate a loan production office in Columbus, Georgia. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview

As of March 31, 2021, we had consolidated total assets of $12.65 billion, up $714.7 million, or 6.0%, from total assets of $11.93 billion at December 31, 2020. Total loans were $8.50 billion at March 31, 2021, up $39.3 million, or 0.5%, from $8.47 billion at December 31, 2020. Total deposits were $10.58 billion at March 31, 2021, up $601.9 million, or 6.0%, from $9.98 billion at December 31, 2020.

Net income available to common stockholders for the three months ended March 31, 2021 was $51.5 million, up $16.7 million, or 48.0%, from $34.8 million for the three months ended March 31, 2020. Basic and diluted earnings per common share were $0.95 for the three months ended March 31, 2021, compared to $0.65 and $0.64, respectively, for the corresponding period in 2020. An increase in net interest income of $14.7 million for the comparative periods contributed to the increase in net income. Partially offsetting the increase in net interest income were increases in salary expenses, other operating expenses, and provision for income taxes. Changes in income and expenses are more fully explained in “Results of Operations” below.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, valuation of foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Financial Condition

Cash and Cash Equivalents

At March 31, 2021, we had $1.6 million in federal funds sold, compared to $1.8 million at December 31, 2020. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2021, we had $67.4 million in balances at the Federal Reserve, compared to $61.9 million at December 31, 2020. Our increase in federal funds sold were the result of an increase in funds sold on the American Financial Exchange during the first quarter of 2021.

Investment Securities

Debt securities available for sale totaled $961.9 million at March 31, 2021 and $886.7 million at December 31, 2020. Investment securities held to maturity totaled $250,000 at March 31, 2021 and December 31, 2020, respectively. We had pay downs of $53.7 million on mortgage-backed securities and calls and maturities of $1.8 million and $2.5 million on municipal securities and certificates of deposit, respectively during the first three months of 2021. We had two bonds with an aggregate book balance of $7.5 million to be called during the first three months of 2021. We bought $136.7 million of mortgage-backed securities and $13.0 million of corporate bonds during the first three months of 2021.

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

The Company does not invest in collateralized debt obligations (“CDOs”). We have $320.9 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our investment in them. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio as of March 31, 2021 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $468.7 million and $477.6 million as of March 31, 2021 and December 31, 2020, respectively.

Loans

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act (“CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. The Company is participating in the CAA’s second round of PPP lending. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022. As of March 31, 2021, the Company had originated over 7,100 loans with balances in excess of $1.47 billion to new and existing customers through the PPP. To the extent the PPP loans are forgiven, this represents outside funds to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections are going to be instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had just prior to COVID-19 impacting them, are critical factors in determining the staying power of our borrowers. Upon receipt of interim financial results from our borrowers, we will use that information to update our understanding of the underlying strengths or weaknesses in each individual relationship and take actions, as appropriate. As of March 31, 2021, we have received payment from the SBA on just over 2,350 of our loans totaling $505.1 million.

We had total loans of $8.50 billion at March 31, 2021, up $39.3 million, or 0.5%, compared to $8.47 billion at December 31, 2020. At March 31, 2021, the percentage of our total loans in each of our markets was as follows:

Percentage of Total Loans in MSA
Birmingham, AL	36.2%
Huntsville, AL	8.7%
Dothan, AL	9.3%
Montgomery, AL	5.7%
Mobile, AL	6.5%
Total Alabama MSAs	66.4%
Pensacola, FL	6.5%
West Florida (1)	6.2%
Total Florida MSAs	12.7%
Nashville, TN	9.6%
Atlanta, GA	6.9%
Charleston, SC	4.4%

Asset Quality

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method.  For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At March 31, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on-line over the next year.

The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 5 – Loans in the notes to consolidated financial statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

Prior to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  the allowance for loan losses represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for losses on loans included allowance allocations calculated in accordance with FASB Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

	As of and for the Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$8,504,980	$7,568,836
Average loans outstanding, net of unearned income	$8,512,506	$7,361,149
Allowance for credit losses at beginning of period	87,942	-
Allowance for loan losses at beginning of period	-	76,584
Charge-offs:
Commercial, financial and agricultural loans	477	2,640
Real estate - construction	-	454
Real estate - mortgage	12	1,678
Consumer loans	87	58
Total charge-offs	576	4,830
Recoveries:
Commercial, financial and agricultural loans	26	62
Real estate - construction	50	1
Real estate - mortgage	2	1
Consumer loans	11	12
Total recoveries	89	76
Net charge-offs	487	4,754
Provision for credit losses	7,451	13,584
Allowance for credit losses at period end	$94,906	$-
Allowance for loan losses at period end	$-	$85,414
Allowance for credit losses to period end loans	1.12%	-
Allowance for loan losses to period end loans	-	1.13%
Net charge-offs to average loans	0.02%	0.26%

		Percentage
		of loans in
		each
		category to
March 31, 2021	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$38,232	39.07%
Real estate - construction	19,391	7.84%
Real estate - mortgage	35,607	52.36%
Consumer	1,676	0.73%
Total	$94,906	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2020	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$36,370	38.93%
Real estate - construction	16,057	7.01%
Real estate - mortgage	33,722	53.29%
Consumer	1,793	0.77%
Total	$87,942	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $17.9 million at March 31, 2021 compared to $19.0 million at December 31, 2020. Of this total, nonaccrual loans of $13.1 million at March 31, 2021 represented a net decrease of $0.9 million from nonaccrual loans at December 31, 2020. Excluding credit card accounts, there was one loan 90 or more days past due and still accruing totaling $4.8 million at March 31, 2021, compared to one loan totaling $4.9 million at December 31, 2020. Troubled Debt Restructurings (“TDR”) at March 31, 2021 and December 31, 2020 were $3.5 million and $2.4 million, respectively. There were three loans newly classified as TDR totaling $2.1 million and no renewals of existing TDRs for the three months ended March 31, 2021. There was one loan newly classified as a TDR totaling $350,000 and no renewals of existing TDRs for the three months ended March 31, 2020.

OREO and repossessed assets decreased to $2.1 million at March 31, 2021, from $6.5 million at December 31, 2020. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$6,497	$8,178
Transfers from loans and capitalized expenses	414	287
Proceeds from sales	(584)	(454)
Internally financed sales	(3,779)	-
Write-downs / net gain (loss) on sales	(482)	(563)
Balance at end of period	$2,066	$7,448

The following table summarizes our nonperforming assets and TDRs at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$9,922	22	$11,709	22
Real estate - construction	234	1	234	1
Real estate - mortgage:
Owner-occupied commercial	2,009	3	1,259	4
1-4 family mortgage	923	9	771	7
Other mortgage	-	-	-	-
Total real estate - mortgage	2,932	12	2,030	11
Consumer	-	1	-	-
Total Nonaccrual loans:	$13,088	36	$13,973	34

90+ days past due and accruing:
Commercial, financial and agricultural	$4	1	$11	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	104	1
Other mortgage	4,761	1	4,805	1
Total real estate - mortgage	4,761	1	4,909	2
Consumer	39	17	61	25
Total 90+ days past due and accruing:	$4,804	19	$4,981	29

Total Nonperforming Loans:	$17,892	55	$18,954	63

Plus: Other real estate owned and repossessions	2,067	5	6,497	11
Total Nonperforming Assets	$19,959	60	$25,451	74

Restructured accruing loans:
Commercial, financial and agricultural	$794	3	$818	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$794	3	$818	3
Total Nonperforming assets and restructured accruing loans	$20,753	63	$26,269	77

Ratios:
Nonperforming loans to total loans	0.21%		0.22%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.23%		0.30%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.24%		0.31%

The balance of nonperforming assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for credit losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal.

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of March 31, 2021, the Company carries $5.1 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $5.8 million at December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

Total deposits increased by $600 million to $10.58 billion at March 31, 2021 compared to $9.98 billion at December 31, 2020. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Non-interest-bearing demand	$3,044,611	28.78%	$2,788,772	27.96%
Interest-bearing	6,626,953	62.65%	6,276,910	62.92%
Savings	97,946	0.93%	89,418	0.90%
Time deposits, $250,000 and under	267,164	2.53%	273,301	2.74%
Time deposits, over $250,000	490,936	4.64%	497,323	4.99%
Brokered time deposits	50,000	0.47	50,000	0.50
	$10,577,610	100.00%	$9,975,724	100.00%

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $911.6 million and $851.5 million at March 31, 2021 and December 31, 2020, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.22% for the quarter ended March 31, 2021. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2021, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $3.3 billion. Additionally, the Bank had borrowing availability of approximately $923 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet immediate anticipated funding needs, but we may need additional funding if we are able to maintain our current growth rate into the future.

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

The following table reflects the contractual maturities of our term liabilities as of March 31, 2021. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period

	Total	1 year or less	1 - 3 years	3 - 5 years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$9,769,510	$-	$-	$-	$-
Certificates of deposit (2)	808,100	318,734	344,991	144,300	75
Federal funds purchased	911,558	911,558	-	-	-
Subordinated notes payable	64,707	-	-	-	64,707
Operating lease commitments	20,859	3,055	6,484	4,346	6,974
Total	$11,574,734	$1,233,347	$351,475	$148,646	$71,756

(1) Excludes interest.

(2) Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

As of March 31, 2021, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2021.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2021, December 31, 2020 and March 31, 2020:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$999,447	10.73%	$419,190	4.50%	N/A	N/A
ServisFirst Bank	1,061,620	11.40%	419,127	4.50%	$605,405	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	999,947	10.73%	558,920	6.00%	N/A	N/A
ServisFirst Bank	1,062,120	11.40%	558,836	6.00%	745,114	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,162,344	12.48%	745,227	8.00%	N/A	N/A
ServisFirst Bank	1,159,826	12.45%	745,114	8.00%	931,393	10.00%
Tier 1 Capital to Average Assets:
Consolidated	999,947	8.25%	484,571	4.00%	N/A	N/A
ServisFirst Bank	1,062,120	8.77%	484,521	4.00%	605,651	5.00%

As of December 31, 2020:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$958,300	10.50%	$410,816	4.50%	N/A	N/A
ServisFirst Bank	1,018,031	11.15%	410,766	4.50%	$593,328	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	958,800	10.50%	547,755	6.00%	N/A	N/A
ServisFirst Bank	1,018,531	11.16%	547,688	6.00%	730,250	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,113,690	12.20%	730,340	8.00%	N/A	N/A
ServisFirst Bank	1,108,673	12.15%	730,250	8.00%	912,813	10.00%
Tier 1 Capital to Average Assets:
Consolidated	958,800	8.23%	465,980	4.00%	N/A	N/A
ServisFirst Bank	1,018,531	8.75%	465,448	4.00%	581,810	5.00%

As of March 31, 2020:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$849,949	10.46%	$365,531	4.50%	N/A	N/A
ServisFirst Bank	912,858	11.24%	365,460	4.50%	$527,886	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	850,451	10.47%	487,375	6.00%	N/A	N/A
ServisFirst Bank	913,360	11.25%	487,280	6.00%	649,706	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,001,072	12.32%	649,833	8.00%	N/A	N/A
ServisFirst Bank	999,274	12.30%	649,706	8.00%	812,133	10.00%
Tier 1 Capital to Average Assets:
Consolidated	850,451	9.37%	363,121	4.00%	N/A	N/A
ServisFirst Bank	913,360	10.06%	363,065	4.00%	453,831	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2021 are as follows:

March 31, 2021
(In Thousands)
Commitments to extend credit	$2,932,352
Credit card arrangements	312,443
Standby letters of credit	60,435
$3,305,230

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2021 was $51.5 million compared to $34.8 million for the three months ended March 31, 2020. The increase in net income was primarily attributable to a $14.7 million increase in net interest income during the three months ended March 31, 2021 to $92.4 million, compared to $77.6 million during the same period in 2020. The increase in net interest income is primarily attributable to growth in average earning assets and non-interest-bearing deposit balances. Total non-interest income increased by $1.8 million to $8.5 million during the three months ended March 31, 2021 compared to $6.7 million during the same period in 2020. Total non-interest expenses increased by $1.0 million to $28.9 million during the three months ended March 31, 2021 compared to $27.9 million during the same period in 2020.

Basic and diluted net income per common share were $0.95 for the three months ended March 31, 2021, compared to $0.65 and $0.64, for the corresponding period in 2020. Return on average assets for the three months ended March 31, 2021 was 1.72% compared to 1.54% for the corresponding period in 2020, and return on average stockholders’ equity for the three months ended March 31, 2021 was 19.83% compared to 16.23% for the corresponding period in 2020.

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

Taxable-equivalent net interest income increased $14.7 million, or 18.9%, to $92.4 million for the three months ended March 31, 2021 compared to $77.7 million for the corresponding period in 2020. This increase was primarily attributable to a $2.96 billion increase in average earning assets, or 34%, year over year. The taxable-equivalent yield on interest-earning assets decreased from 4.46% to 3.48% year over year. The yield on loans for the three months ended March 31, 2021 was 4.47% compared to 4.88% for the corresponding period in 2020. The cost of total interest-bearing liabilities decreased to 0.40% for the three months ended March 31, 2021 from 1.19% for the corresponding period in 2020. Net interest margin for the three months ended March 31, 2021 decreased 38 basis points to 3.20% from 3.58% for the corresponding period in 2020.

The following table shows, for the three months ended March 31, 2021 and March 31, 2020, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(Dollar Amounts In Thousands)

	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)
Taxable	$8,484,914	$93,503	4.47%	$7,328,594	$89,076	4.89%
Tax-exempt (3)	27,592	284	4.17	32,555	327	4.04
Total loans, net of unearned income	8,512,506	93,787	4.47	7,361,149	89,403	4.88
Mortgage loans held for sale	13,601	65	1.94	4,282	23	2.16
Investment securities:
Taxable	878,118	5,807	2.65	750,413	5,154	2.75
Tax-exempt (3)	21,084	128	2.43	44,029	257	2.33
Total investment securities (4)	899,202	5,935	2.64	794,442	5,411	2.72
Federal funds sold	11,935	3	0.10	105,423	277	1.06
Interest-bearing balances with banks	2,262,233	676	0.12	469,199	1,718	1.47
Total interest-earning assets	$11,699,477	$100,466	3.48%	$8,734,495	$96,832	4.46%
Non-interest-earning assets:
Cash and due from banks	71,166			66,140
Net premises and equipment	57,198			58,066
Allowance for credit losses, accrued interest and other assets	320,407			241,479
Total assets	$12,148,248			$9,100,180

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,294,614	$621	0.19%	$956,803	$1,346	0.57%
Savings deposits	93,375	41	0.18	67,380	84	0.50
Money market accounts	5,057,828	3,358	0.27	4,061,286	11,127	1.10
Time deposits	808,561	2,861	1.44	805,924	4,188	2.09
Total interest-bearing deposits	7,254,378	6,881	0.38	5,891,393	16,745	1.14
Federal funds purchased	849,772	460	0.22	492,638	1,601	1.31
Other borrowings	64,689	690	4.33	64,707	781	4.85
Total interest-bearing liabilities	$8,168,839	$8,031	0.40%	$6,448,738	$19,127	1.19%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,923,041			1,749,671
Other liabilities	39,442			39,801
Stockholders' equity	996,741			853,800
Accumulated other comprehensive income	20,185			8,170
Total liabilities and stockholders' equity	$12,148,248			$9,100,180
Net interest income		$92,435			$77,705
Net interest spread			3.08%			3.27%
Net interest margin			3.20%			3.58%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $10,400 and $1,281 are included in interest income in the first quarter of 2021 and 2020, respectively. Loan fees in 2021 include accretion of PPP loan fees.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(3)	Unrealized gains of $22,027 and $10,282 are excluded from the yield calculation in the first quarter of 2021 and 2020, respectively.

	For the Three Months Ended March 31,
	2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$12,686	$(8,259)	$4,427
Tax-exempt	(53)	10	(43)
Total loans, net of unearned income	12,633	(8,249)	4,384
Mortgages held for sale	44	(2)	42
Debt securities:
Taxable	812	(159)	653
Tax-exempt	(140)	11	(129)
Total debt securities	672	(148)	524
Federal funds sold	(136)	(138)	(274)
Interest-bearing balances with banks	1,682	(2,724)	(1,042)
Total interest-earning assets	14,895	(11,261)	3,634
Interest-bearing liabilities:
Interest-bearing demand deposits	359	(1,084)	(725)
Savings	24	(67)	(43)
Money market accounts	2,184	(9,953)	(7,769)
Time deposits	14	(1,341)	(1,327)
Total interest-bearing deposits	2,581	(12,445)	(9,864)
Federal funds purchased	699	(1,840)	(1,141)
Other borrowed funds	-	(91)	(91)
Total interest-bearing liabilities	3,280	(14,376)	(11,096)
Increase in net interest income	$11,615	$3,115	$14,730

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 79 basis points while loan yields decreased 41 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended March 31, 2021 compared to the same period in 2020.

Provision for Credit losses

The provision for credit losses was $7.5 million for the three months ended March 31, 2021, a decrease of $6.1 million from $13.6 million for the three months ended March 31, 2020. The ACL for March 31, 2021 and December 31, 2020 was calculated under the current expected credit losses (“CECL”) methodology and totaled $94.9 million and 87.9 million, or 1.12% and 1.04% of loans, net of unearned income, respectively. The allowance totaled $85.4 million, or 1.13% of loans, net of unearned income, at March 31, 2020 and was calculated under the incurred loss methodology. Annualized net credit charge-offs to quarter-to-date average loans were 0.02% for the first quarter of 2021, a 24 basis point decrease compared to 0.26% for the first quarter of 2020. Nonperforming loans decreased to $17.9 million, or 0.21% of total loans, at March 31, 2021 from $19.0 million, or 0.22% of total loans, at December 31, 2020, and were lower than $33.9 million, or 0.45% of total loans, at March 31, 2020. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

Noninterest income totaled $8.5 million for the three months ended March 31, 2021, an increase of $1.8 million compared to the corresponding period in 2020. Mortgage banking revenue increased $1.7 million, or 157%, to $2.7 million from the first quarter of 2020 to the first quarter of 2021.  Mortgage loan sales increased approximately 106% during the first quarter of 2021 when compared to the same period in 2020. Net credit card revenue decreased $573,000, or 33%, to $1.2 million during the three months ended March 31, 2021, compared to $1.8 million during the three months ended March 31, 2020. This decrease was primarily attributable to additional accruals for awards obligations taken in the first quarter of 2021. The number of credit card accounts increased approximately 28% and the aggregate amount of spend on all credit card accounts increased 16% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Cash surrender value of life insurance increased $205,000, or 14%, to $1.7 million during the three months ended March 31, 2021, compared to $1.5 million during the three months ended March 31, 2020. We purchased $60 million of additional life insurance contracts during the second half of 2020.

Noninterest Expense

Noninterest expense totaled $28.9 million for the three months ended March 31, 2021, an increase of $1.0 million compared to $27.9 million for the corresponding period in 2020. Salary and employee benefit expense decreased $115,000 to $15.5 million for the three months ended March 31, 2021 from $15.6 million for the corresponding period in 2020. The number of FTE employees decreased to 491 at March 31, 2021 compared to 492 at March 31, 2020. Equipment and occupancy expense increased $254,000 to $2.7 million for the three months ended March 31, 2021 from $2.4 million for the corresponding period in 2020. Third party processing and other services decreased $41,000 to $3.4 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. Professional services decreased $25,000 to $923,000 for the three months ended March 31, 2021 from $948,000 for the corresponding period in 2020. FDIC insurance assessments increased $250,000 to $1.6 million for the three months ended March 31, 2021 from $1.3 million for the corresponding period in 2020. Our assessment base increased by 31% year-over-year. Expenses related to other real estate owned decreased $444,000 to $157,000 for the three months ended March 31, 2021 from $601,000 for the corresponding period in 2020. First quarter 2020 included write-downs in value of property based on updated appraisals related to one foreclosed loan relationship. Other operating expenses increased $1.1 million to $4.6 million for the three months ended March 31, 2021 from $3.5 million for the corresponding period in 2020. We increased our allowance for credit losses on unfunded loan commitments by $600,000 in the first quarter of 2021 with a charge to other operating expenses.

Changes in our non-interest income and expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2021	2020	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$1,908	$1,916	$(8)	(0.4%)
Mortgage banking	2,747	1,071	1,676	156.5%
Credit cards	1,192	1,765	(573)	(32.5%)
Increase in cash surrender value life insurance	1,658	1,453	205	14.1%
Other operating income	958	469	489	104.3%
Total noninterest income	$8,463	$6,674	$1,789	26.8%

Noninterest expense:
Salaries and employee benefits	$15,543	$15,658	$(115)	(0.7%)
Equipment and occupancy	2,654	2,400	254	10.6%
Third party processing and other services	3,416	3,457	(41)	(1.2%)
Professional services	923	948	(25)	(2.6%)
FDIC and other regulatory assessments	1,582	1,332	250	18.8%
Other real estate owned	157	601	(444)	(73.9%)
Other operating expense	4,639	3,524	1,115	31.6%
Total noninterest expense	$28,914	$27,920	$994	3.6%

Income Tax Expense

Income tax expense was $13.0 million for the three months ended March 31, 2021 versus $8.0 million for the same period in 2020. Our effective tax rate for the three months ended March 31, 2021 was 20.18%, compared to 18.76% for the corresponding period in 2020. We recognized excess tax benefits as a credit to our income tax expense from the exercise of stock options and vesting of restricted stock of $1.6 million in the first quarter of 2021, compared to $1.1 million in the first quarter of 2020. Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable. A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 and 200 basis point scenarios in the first and second year is -10% and -15%, respectively, and for the two-year cumulative is -15%. The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. As of March 31, 2021, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2020. However, market disruptions brought about by the COVID-19 pandemic may adversely affect our sensitivity to market interest rates. We could experience an increase in the cost of funding our balance sheet. We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2021. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit:

10.1*	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated February 25, 2021)
10.2*	ServisFirst Bancshares, Inc. Annual Incentive Plan, effective January 1, 2021 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2021)
10.3*	Form of ServisFirst Bancshares, Inc. Restricted Stock Award Agreement
10.4*	Form of ServisFirst Bancshares, Inc. Performance Share Award Agreement
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: April 29, 2021	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: April 29, 2021	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer