Form 10-Q
period 2021-06-30
ServisFirst Bancshares, Inc.
filed 2021-07-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 22, 2021
Common stock, $.001 par value	54,201,204

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$72,599	$93,655
Interest-bearing balances due from depository institutions	3,100,677	2,115,985
Federal funds sold	7,500	1,771
Cash and cash equivalents	3,180,776	2,211,411
Available for sale debt securities, at fair value	1,013,533	886,688
Held to maturity debt securities (fair value of $250 at June 30, 2021 and December 31, 2020)	250	250
Mortgage loans held for sale	6,147	14,425
Loans	8,649,694	8,465,688
Less allowance for credit losses	(104,670)	(87,942)
Loans, net	8,545,024	8,377,746
Premises and equipment, net	67,738	54,969
Accrued interest and dividends receivable	33,130	36,841
Deferred tax assets	31,230	31,072
Other real estate owned and repossessed assets	2,039	6,497
Bank owned life insurance contracts	279,728	276,387
Goodwill and other identifiable intangible assets	13,773	13,908
Other assets	33,951	22,460
Total assets	$13,207,319	$11,932,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$3,296,429	$2,788,772
Interest-bearing	7,661,807	7,186,952
Total deposits	10,958,236	9,975,724
Federal funds purchased	1,059,474	851,545
Other borrowings	64,696	64,748
Accrued interest payable	12,089	12,321
Other liabilities	39,540	35,464
Total liabilities	12,134,035	10,939,802
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2021 and December 31 2020	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,201,204 shares issued and outstanding at June 30, 2021, and 53,943,751 shares issued and outstanding at December 31 2020	54	54
Additional paid-in capital	225,127	223,856
Retained earnings	828,048	748,224
Accumulated other comprehensive income	19,555	20,218
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,072,784	992,352
Noncontrolling interest	500	500
Total stockholders' equity	1,073,284	992,852
Total liabilities and stockholders' equity	$13,207,319	$11,932,654

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$95,451	$89,383	$189,254	$178,768
Taxable securities	6,315	5,092	12,122	10,246
Nontaxable securities	86	211	193	444
Federal funds sold	4	34	7	311
Other interest and dividends	863	360	1,539	2,078
Total interest income	102,719	95,080	203,115	191,847
Interest expense:
Deposits	6,836	10,756	13,717	27,501
Borrowed funds	1,215	1,090	2,365	3,472
Total interest expense	8,051	11,846	16,082	30,973
Net interest income	94,668	83,234	187,033	160,874
Provision for credit losses	9,652	10,283	17,103	23,867
Net interest income after provision for credit losses	85,016	72,951	169,930	137,007
Noninterest income:
Service charges on deposit accounts	1,907	1,823	3,815	3,739
Mortgage banking	2,699	2,107	5,446	3,178
Credit card income	1,912	1,398	3,104	3,163
Securities gains	620	-	620	-
Increase in cash surrender value life insurance	1,683	1,464	3,341	2,917
Other operating income	777	241	1,735	710
Total noninterest income	9,598	7,033	18,061	13,707
Noninterest expenses:
Salaries and employee benefits	16,887	15,792	32,430	31,450
Equipment and occupancy expense	2,844	2,434	5,498	4,834
Third party processing and other services	3,946	3,622	7,362	7,079
Professional services	1,107	1,091	2,030	2,039
FDIC and other regulatory assessments	1,425	595	3,007	1,927
OREO expense	540	1,303	697	1,904
Other operating expenses	4,560	3,979	9,199	7,503
Total noninterest expenses	31,309	28,816	60,223	56,736
Income before income taxes	63,305	51,168	127,768	93,978
Provision for income taxes	13,278	10,720	26,286	18,752
Net income	50,027	40,448	101,482	75,226
Preferred stock dividends	31	31	31	31
Net income available to common stockholders	$49,996	$40,417	$101,451	$75,195

Basic earnings per common share	$0.92	$0.75	$1.87	$1.40
Diluted earnings per common share	$0.92	$0.75	$1.86	$1.39

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$50,027	$40,448	$101,482	$75,226
Other comprehensive (loss) income, net of tax:
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $617 and $(300) for the three and six months ended June 30, 2021, respectively, and net of tax of $309 and $3,419 for the three and six months ended June 30, 2020, respectively	2,311	1,163	(1,153)	12,862
Reclassification adjustment for net gains on call of securities, net of tax of $130 for the three and six months ended June 30, 2021, respectively	490	-	490	-
Other comprehensive income (loss), net of tax	2,801	1,163	(663)	12,862
Comprehensive income	$52,828	$41,611	$100,819	$88,088

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2020	53,844,009	$-	$54	$221,901	$641,980	$17,448	$502	$881,885
Common dividends declared, $0.175 per share	-	-	-	-	(9,413)	-	-	(9,413)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	-	-	-	-
Issue restricted shares pursuant to stock incentives	10,267	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	20,000	-	-	183	-	-	-	183
Stock-based compensation expense	-	-	-	353	-	-	-	353
Other comprehensive income, net of tax	-	-	-	-	-	1,163	-	1,163
Net income	-	-	-	-	40,448	-	-	40,448
Balance, June 30, 2020	53,874,276	$-	$54	$222,437	$672,984	$18,611	$502	$914,588

Balance, April 1, 2021	54,137,650	$-	$54	$224,302	$788,875	$16,754	$500	$1,030,485
Common dividends declared, $0.20 per share	-	-	-	-	(10,849)	-	-	(10,849)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	26	-	-	26
Issue restricted shares pursuant to stock incentives, net of forfeitures	14,582	-	-	-	-	-		-
Issue shares of common stock upon exercise of stock options	48,972	-	-	1,195	-	-	-	1,195
13,528 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(928)	-	-	-	(928)
Stock-based compensation expense	-	-	-	558	-	-	-	558
Other comprehensive income, net of tax	-	-	-	-	-	2,801	-	2,801
Net income	-	-	-	-	50,027	-	-	50,027
Balance, June 30, 2021	54,201,204	$-	$54	$225,127	$828,048	$19,555	$500	$1,073,284

See Notes to Consolidated Financial Statements.

	Six Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.175 per share	-	-	-	-	(9,409)	-	-	(9,409)
Common dividends declared, $0.175 per share	-	-	-	-	(9,413)	-	-	(9,413)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives	25,567	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	224,969	-	-	2,444	-	-	-	2,444
11,031 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(403)	-	-	-	(403)
Stock-based compensation expense	-	-	-	630	-	-	-	630
Other comprehensive income, net of tax	-	-	-	-	-	12,862	-	12,862
Net income	-	-	-	-	75,226	-	-	75,226
Balance, June 30, 2020	53,874,276	$-	$54	$222,437	$672,984	$18,611	$502	$914,588

Balance, January 1, 2021	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.20 per share	-	-	-	-	(10,829)	-	-	(10,829)
Common dividends declared, $0.20 per share	-	-	-	-	(10,849)	-	-	(10,849)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	51	-	-	51
Issue restricted shares pursuant to stock incentives, net of forfeitures	57,224	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	200,229	-	-	3,060	-	-	-	3,060
49,771 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,638)	-	-	-	(2,638)
Stock-based compensation expense	-	-	-	849	-	-	-	849
Other comprehensive loss, net of tax	-	-	-	-	-	(663)	-	(663)
Net income	-	-	-	-	101,482	-	-	101,482
Balance, June 30, 2021	54,201,204	$-	$54	$225,127	$828,048	$19,555	$500	$1,073,284

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$101,482	$75,226
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit)	12	(1,160)
Provision for credit losses	17,103	23,867
Depreciation	2,030	1,842
Amortization of core deposit intangible	135	136
Net amortization of debt securities available for sale	2,878	2,282
Increase in accrued interest and dividends receivable	3,711	(4,666)
Stock-based compensation expense	849	630
Decrease in accrued interest payable	(232)	(224)
Proceeds from sale of mortgage loans held for sale	171,592	105,181
Originations of mortgage loans held for sale	(157,868)	(110,182)
Gain on call of securities available for sale	(620)	-
Gain on sale of mortgage loans held for sale	(5,446)	(3,178)
Net loss (gain) on sale of other real estate owned and repossessed assets	282	(24)
Write down of other real estate owned and repossessed assets	761	1,836
Operating losses of tax credit partnerships	4	4
Increase in cash surrender value of life insurance contracts	(3,341)	(2,917)
Net change in other assets, liabilities, and other operating activities	(3,879)	15,981
Net cash provided by operating activities	129,453	104,634
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(263,647)	(165,627)
Proceeds from maturities, calls and paydowns of debt securities available for sale	133,954	83,277
Investment in tax credit partnership and SBIC	(56)	(543)
Increase in loans	(185,506)	(1,063,891)
Purchase of premises and equipment	(14,799)	(934)
Proceeds from sale of other real estate owned and repossessed assets	761	852
Net cash used in investing activities	(329,293)	(1,146,866)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	507,657	929,014
Net increase in interest-bearing deposits	474,855	883,471
Net increase in federal funds purchased	207,929	164,857
Proceeds from exercise of stock options	3,060	2,444
Taxes paid in net settlement of tax obligation upon exercise of stock options	(2,638)	(403)
Dividends paid on common stock	(21,627)	(18,793)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	1,169,205	1,960,559
Net increase in cash and cash equivalents	969,365	918,327
Cash and cash equivalents at beginning of period	2,211,411	630,600
Cash and cash equivalents at end of period	$3,180,776	$1,548,927
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$16,314	$31,197
Income taxes	5,428	207
Income tax refund	(3)	(47)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$364	$1,023
Internally financed sale of other real estate owned	3,779	-
Dividends declared	10,849	9,413

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Allowance for Credit Losses

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed on March 27, 2020 and provided financial institutions with the option to delay adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).  As described below under Recently Adopted Accounting Pronouncements, the Company decided to delay its adoption of ASU 2016-13, as provided by the CARES Act, until the earlier of the date on which the national emergency concerning COVID-19 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020.  Prior to January 1, 2020, except quarterly periods in 2020 which were not restated, the allowance for credit losses (“ACL”) was calculated using an incurred losses methodology.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,173,034	53,854,973	54,112,190	53,779,599
Net income available to common stockholders	$49,996	$40,417	$101,451	$75,195
Basic earnings per common share	$0.92	$0.75	$1.87	$1.40

Weighted average common shares outstanding	54,173,034	53,854,973	54,112,190	53,779,599
Dilutive effects of assumed conversions and exercise of stock options and warrants	287,196	339,533	309,137	401,361
Weighted average common and dilutive potential common shares outstanding	54,460,230	54,194,506	54,421,327	54,180,960
Net income available to common stockholders	$49,996	$40,417	$101,451	$75,195
Diluted earnings per common share	$0.92	$0.75	$1.86	$1.39

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
June 30, 2021	(In Thousands)
Securities Available for Sale
U.S. Treasury securities	$13,998	$237	$-	$14,235
Government agencies	12,026	113	-	12,139
Mortgage-backed securities	587,372	12,840	(1,120)	599,092
State and municipal securities	26,045	293	(57)	26,281
Corporate debt	349,394	13,656	(1,264)	361,786
Total	$988,835	$27,139	$(2,441)	$1,013,533
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$13,993	$364	$-	$14,357
Government agencies	15,228	230	-	15,458
Mortgage-backed securities	477,407	17,720	(18)	495,109
State and municipal securities	37,671	444	-	38,115
Corporate debt	316,857	7,296	(504)	323,649
Total	$861,156	$26,054	$(522)	$886,688
Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

The amortized cost and fair value of debt securities as of June 30, 2021 and December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$34,066	$34,409	$30,797	$31,060
Due from one to five years	42,224	43,525	59,828	61,481
Due from five to ten years	321,035	332,152	288,002	293,886
Due after ten years	4,138	4,355	5,122	5,152
Mortgage-backed securities	587,372	599,092	477,407	495,109
	$988,835	$1,013,533	$861,156	$886,688

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
	$250	$250	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of June 30, 2021 and December 31, 2020 was $463.1 million and $477.6 million, respectively.

The following table identifies, as of June 30, 2021 and December 31, 2020, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2021
Mortgage-backed securities	$(1,120)	$178,518	$-	$-	$(1,120)	$178,518
State and municipal securities	(57)	4,439	-	-	(57)	4,439
Corporate debt	(1,264)	19,736	-	-	(1,264)	19,736
Total	$(2,441)	$202,693	$-	$-	$(2,441)	$202,693

December 31, 2020
Mortgage-backed securities	$(18)	$3,667	$-	$-	$(18)	$3,667
Corporate debt	(504)	59,576	-	-	(504)	59,576
Total	$(522)	$63,243	$-	$-	$(522)	$63,243

The following table summarizes information about sales and calls of debt securities for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Sales and calls proceeds	$6,272	$-	$6,272	$-
Gross realized gains	$620	$-	$620	$-
Gross realized losses	-	-	-	-
Net realized gain (loss)	$620	$-	$620	$-

At June 30, 2021, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.

NOTE 5 – LOANS

The loan portfolio is classified based on the underlying collateral utilized to secure each loan for financial reporting purposes. This classification is consistent with the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (FDIC).

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

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for Paycheck Protection Program (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provides additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP.  Effective May 28, 2021, the PPP program was closed to new applications.  The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. At June 30, 2021 and December 31, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $16.9 million and $17.8 million, respectively. PPP loan origination fees recorded to interest income totaled $8.0 million and $2.6 million for the three months ended  June 30, 2021 and 2020, respectively, and totaled $17.1 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively.  PPP loans outstanding totaled $595.0 million and $900.5 million at June 30, 2021 and December 31, 2020, respectively. PPP loans are included within the commercial, financial and agricultural loan category in the table below.

The following table details the Company’s loans at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(Dollars In Thousands)
Commercial, financial and agricultural	$3,105,243	$3,295,900
Real estate - construction	782,305	593,614
Real estate - mortgage:
Owner-occupied commercial	1,726,888	1,693,428
1-4 family mortgage	707,546	711,692
Other mortgage	2,262,231	2,106,184
Subtotal: Real estate - mortgage	4,696,665	4,511,304
Consumer	65,481	64,870
Total Loans	8,649,694	8,465,688
Less: Allowance for credit losses	(104,670)	(87,942)
Net Loans	$8,545,024	$8,377,746

Commercial, financial and agricultural	35.90%	38.93%
Real estate - construction	9.04%	7.01%
Real estate - mortgage:
Owner-occupied commercial	19.97%	20.00%
1-4 family mortgage	8.18%	8.41%
Other mortgage	26.15%	24.89%
Subtotal: Real estate - mortgage	54.30%	53.29%
Consumer	0.76%	0.77%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan credit portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2021 :

							Revolving
June 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total

Commercial, financial and agricultural
Pass	$696,886	$513,646	$263,641	$181,874	$132,091	$176,608	$1,068,699	$3,033,445
Special Mention	760	869	227	8	34	935	6,529	9,362
Substandard	-	558	10,554	562	3,632	2,450	44,680	62,436
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$697,646	$515,073	$274,422	$182,444	$135,757	$179,993	$1,119,908	$3,105,243
Real estate - construction
Pass	$192,709	$272,865	$181,888	$34,403	$14,319	$18,915	$59,495	$774,594
Special Mention	-	-	7,476	-	-	-	-	7,476
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$192,709	$272,865	$189,364	$34,403	$14,319	$19,150	$59,495	$782,305
Owner-occupied commercial
Pass	$140,624	$358,617	$261,570	$197,714	$191,665	$512,036	$60,471	$1,722,697
Special Mention	-	-	-	-	289	1,990	-	2,279
Substandard	-	-	-	-	141	1,771	-	1,912
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$140,624	$358,617	$261,570	$197,714	$192,095	$515,797	$60,471	$1,726,888
1-4 family mortgage
Pass	$112,165	$144,375	$89,615	$58,027	$45,026	$50,650	$202,552	$702,410
Special Mention	-	673	553	366	104	582	1,083	3,361
Substandard	-	150	365	-	232	136	892	1,775
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$112,165	$145,198	$90,533	$58,393	$45,362	$51,368	$204,527	$707,546
Other mortgage
Pass	$292,546	$455,048	$472,105	$211,629	$331,739	$407,337	$67,217	$2,237,621
Special Mention	-	-	-	-	2,762	8,882	-	11,644
Substandard	-	-	-	4,544	8,422	-	-	12,966
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$292,546	$455,048	$472,105	$216,173	$342,923	$416,219	$67,217	$2,262,231
Consumer
Pass	$13,060	$5,818	$3,262	$1,166	$1,186	$4,185	$36,776	$65,453
Special Mention	-	-	-	-	-	28	-	28
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$13,060	$5,818	$3,262	$1,166	$1,186	$4,213	$36,776	$65,481
Total Loans
Pass	$1,447,990	$1,750,369	$1,272,081	$684,813	$716,026	$1,169,731	$1,495,210	$8,536,220
Special Mention	760	1,542	8,256	374	3,189	12,417	7,612	34,150
Substandard	-	708	10,919	5,106	12,427	4,592	45,572	79,324
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,448,750	$1,752,619	$1,291,256	$690,293	$731,642	$1,186,740	$1,548,394	$8,649,694

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2020:

							Revolving
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Total

Commercial, financial and agricultural
Pass	$1,260,341	$332,690	$229,838	$169,616	$89,893	$137,021	$988,093	$3,207,492
Special Mention	2,551	1,404	10	253	163	281	14,948	19,610
Substandard	569	10,639	617	5,447	963	2,038	48,525	68,798
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$1,263,461	$344,733	$230,465	$175,316	$91,019	$139,340	$1,051,566	$3,295,900
Real estate - construction
Pass	$230,931	$222,357	$53,981	$16,361	$7,677	$13,816	$48,256	$593,379
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$230,931	$222,357	$53,981	$16,361	$7,677	$14,051	$48,256	$593,614
Owner-occupied commercial
Pass	$351,808	$271,645	$221,513	$198,935	$158,531	$417,743	$61,119	$1,681,294
Special Mention	-	-	-	6,524	543	1,873	200	9,140
Substandard	-	-	12	780	-	1,962	240	2,994
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$351,808	$271,645	$221,525	$206,239	$159,074	$421,578	$61,559	$1,693,428
1-4 family mortgage
Pass	$179,314	$111,016	$70,381	$60,774	$27,985	$44,111	$212,616	$706,197
Special Mention	508	-	-	105	481	-	1,112	2,206
Substandard	350	126	-	235	218	-	2,360	3,289
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$180,172	$111,142	$70,381	$61,114	$28,684	$44,111	$216,088	$711,692
Other mortgage
Pass	$470,086	$470,092	$250,945	$368,283	$180,244	$272,722	$68,721	$2,081,093
Special Mention	-	-	-	2,793	541	8,566	-	11,900
Substandard	-	50	4,589	8,552	-	-	-	13,191
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$470,086	$470,142	$255,534	$379,628	$180,785	$281,288	$68,721	$2,106,184
Consumer
Pass	$20,410	$4,421	$1,551	$1,671	$1,031	$3,615	$32,125	$64,824
Special Mention	-	-	15	-	31	-	-	46
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,410	$4,421	$1,566	$1,671	$1,062	$3,615	$32,125	$64,870
Total Loans
Pass	$2,512,890	$1,412,221	$828,209	$815,640	$465,361	$889,028	$1,410,930	$8,334,279
Special Mention	3,059	1,404	25	9,675	1,759	10,720	16,260	42,902
Substandard	919	10,815	5,218	15,014	1,181	4,235	51,125	88,507
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,516,868	$1,424,440	$833,452	$840,329	$468,301	$903,983	$1,478,315	$8,465,688

Loans by performance status as of June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,095,238	$10,005	$3,105,243
Real estate - construction	782,071	234	782,305
Real estate - mortgage:
Owner-occupied commercial	1,725,686	1,202	1,726,888
1-4 family mortgage	706,534	1,012	707,546
Other mortgage	2,257,504	4,727	2,262,231
Total real estate mortgage	4,689,724	6,941	4,696,665
Consumer	65,472	9	65,481
Total	$8,632,505	$17,189	$8,649,694

December 31, 2020	Performing	Nonperforming	Total

	(In Thousands)

Commercial, financial and agricultural	$3,284,180	$11,720	$3,295,900
Real estate - construction	593,380	234	593,614
Real estate - mortgage:
Owner-occupied commercial	1,692,169	1,259	1,693,428
1-4 family mortgage	710,817	875	711,692
Other mortgage	2,101,379	4,805	2,106,184
Total real estate mortgage	4,504,365	6,939	4,511,304
Consumer	64,809	61	64,870
Total	$8,446,734	$18,954	$8,465,688

Loans by past due status as of June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$535	$7	$31	$573	$9,974	$3,094,696	$3,105,243	$3,706
Real estate - construction	-	-	-	-	234	782,071	782,305	-
Real estate - mortgage:
Owner-occupied commercial	255	-	-	255	1,202	1,725,431	1,726,888	1,061
1-4 family mortgage	471	504	121	1,096	891	705,559	707,546	375
Other mortgage	12	-	4,727	4,739	-	2,257,492	2,262,231	-
Total real estate - mortgage	738	504	4,848	6,090	2,093	4,688,482	4,696,665	1,436
Consumer	32	58	9	99	-	65,382	65,481	-
Total	$1,305	$569	$4,888	$6,762	$12,301	$8,630,631	$8,649,694	$5,142

December 31, 2020	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$92	$1,738	$11	$1,841	$11,709	$3,282,350	$3,295,900	$5,101
Real estate - construction	-	-	-	-	234	593,380	593,614	-
Real estate - mortgage:
Owner-occupied commercial	-	995	-	995	1,259	1,691,174	1,693,428	467
1-4 family mortgage	61	1,073	104	1,238	771	709,683	711,692	512
Other mortgage	18	-	4,805	4,823	-	2,101,361	2,106,184	-
Total real estate - mortgage	79	2,068	4,909	7,056	2,030	4,502,218	4,511,304	979
Consumer	64	13	61	138	-	64,732	64,870	-
Total	$235	$3,819	$4,981	$9,035	$13,973	$8,442,680	$8,465,688	$6,080

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At June 30, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on line over the next year.

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

The following table presents changes in the allowance for credit losses, and allowance for loan losses, segregated by loan type, for the three and six months ended June 30, 2021 and June 30, 2020.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2021
Allowance for credit losses:
Balance at March 31, 2021	$38,232	$19,391	$35,607	$1,676	$94,906
Charge-offs	(150)	-	(59)	(54)	(263)
Recoveries	298	2	62	13	375
Provision	4,053	3,020	2,920	(341)	9,652
Balance at June 30, 2021	$42,433	$22,413	$38,530	$1,294	$104,670

	Three Months Ended June 30, 2020
Allowance for loan losses:
Balance at March 31, 2020	$48,780	$3,757	$32,360	$517	$85,414
Charge-offs	(1,358)	(376)	(2,520)	(62)	(4,316)
Recoveries	84	1	13	28	126
Provision	480	1,149	8,546	108	10,283
Balance at June 30, 2020	$47,986	$4,531	$38,399	$591	$91,507

	Six Months Ended June 30, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(627)	-	(71)	(141)	(839)
Recoveries	324	52	64	24	464
Provision	6,366	6,304	4,815	(382)	17,103
Balance at June 30, 2021	$42,433	$22,413	$38,530	$1,294	$104,670

	Six Months Ended June 30, 2020
Allowance for loan losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Charge-offs	(3,998)	(830)	(4,198)	(120)	(9,146)
Recoveries	146	2	14	40	202
Provision	8,172	2,591	12,930	174	23,867
Balance at June 30, 2020	$47,986	$4,531	$38,399	$591	$91,507

The following table details the allowance for loan losses and recorded investment in loans by impairment evaluation method as of  June 30, 2020, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
Allowance for loan losses:
Individually Evaluated for Impairment	$63,531	$616	$8,004	$9	$72,160
Collectively Evaluated for Impairment	3,435,096	543,970	4,203,758	60,391	8,243,215

Loans:
Ending Balance	$3,498,627	$544,586	$4,211,762	$60,400	$8,315,375
Individually Evaluated for Impairment	63,531	616	8,004	9	72,160
Collectively Evaluated for Impairment	3,435,096	543,970	4,203,758	60,391	8,243,215

We maintain an allowance for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $3.3 million at June 30, 2021 and $2.2 million at December 31, 2020. The provision expense for unfunded commitments for the three and six months ended June 30, 2021 was $500,000 and $1.1 million, respectively and was $0 for both corresponding periods in 2020. Prior to January 1, 2020, except quarterly periods in 2020 which were not restated, the allowance for losses on unfunded loan commitments was calculated using an incurred losses methodology.

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

		Accounts				ACL
June 30, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,994	$25,879	$17,006	$5,558	$62,437	$10,001
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	1,199	714	-	-	1,913	592
1-4 family mortgage	1,700	-	-	25	1,725	67
Other mortgage	13,014	-	-	-	13,014	-
Total real estate - mortgage	15,913	714	-	25	16,652	659
Consumer	-	-	-	-	-	-
Total	$30,142	$26,593	$17,006	$5,583	$79,324	$10,661

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,373	$27,952	$16,877	$4,594	$68,796	$7,142
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	2,012	971	-	12	2,995	499
1-4 family mortgage	3,264	-	-	24	3,288	48
Other mortgage	13,191	-	-	-	13,191	-
Total real estate - mortgage	18,467	971	-	36	19,474	547
Consumer	-	-	-	-	-	-
Total	$38,075	$28,923	$16,877	$4,630	$88,505	$7,690

On March 22, 2020, an Interagency Statement was issued by banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of June 30, 2021, there were 20 loans outstanding totaling $3.6 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. All of these remaining deferrals were principal and interest deferrals. The CARES Act precluded all of the Company’s COVID-19 loan modifications from being classified as a TDR as of June 30, 2021.

Troubled Debt Restructurings (“TDR”) at June 30, 2021, December 31, 2020 and June 30, 2020 totaled $2.9 million, $1.5 million and $1.6 million, respectively. The portion of those TDRs accruing interest at June 30, 2021, December 31, 2020 and June 30, 2020 totaled $441,000, $818,000 and $975,000, respectively. At June 30, 2021, the Company had a related allowance for credit losses of $747,000 allocated to these TDRs, compared to $929,000 at December 31, 2020 and $1.8 million at June 30, 2020. The following tables present loans modified in a TDR during three and six months ended June 30, 2021 and June 30, 2020 by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,155	$1,155	2	$1,155	$1,155
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	991	991	1	991	991
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	1	991	991	1	991	991
Consumer	-	-	-	-	-	-
	3	$2,146	$2,146	3	$2,146	$2,146

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	1	$350	$350
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	1	$350	$350

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and six months ended  June 30, 2021 and June 30, 2020, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10.5 years. At June 30, 2021, the Company had lease right-of-use assets and lease liabilities totaling $19.0 million and $19.5 million, respectively, compared to $10.5 million and $10.6 million, respectively, at December 31, 2020 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities as of June 30, 2021 are as follows:

June 30, 2021
(In Thousands)
2021 (remaining)	$1,961
2022	3,874
2023	3,363
2024	2,404
2025	2,314
thereafter	7,296
Total lease payments	21,212
Less: imputed interest	(1,682)
Present value of operating lease liabilities	$19,530

As of June 30, 2021, the weighted average remaining term of operating leases is 7.18 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.52%.

Operating cash flows related to leases were $829,000 and $1.6 million for the three and six months ended June 30, 2021, respectively, compared to $856,000 and $1.7 million for the three and six months ended June 30, 2020, respectively.

Lease costs during the three and six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating lease cost	$1,011	$873
Short-term lease cost	-	16
Variable lease cost	140	44
Sublease income	(24)	(29)
Net lease cost	$1,127	$904

	Six Months Ended June 30,
	2021	2020
Operating lease cost	$1,911	$1,747
Short-term lease cost	-	32
Variable lease cost	212	88
Sublease income	(47)	(45)
Net lease cost	$2,076	$1,822

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock-based compensation plan as described below. The compensation cost that has been charged to earnings for the plan was $558,000 and $849,000 for the three and six months ended June 30, 2021 and $353,000 and $629,000 for the three and six months ended June 30, 2020.

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

The weighted average grant-date fair value of options granted during the six months ended  June 30, 2021 was $12.73. There were no grants of stock options during the six months ended  June 30, 2020.

The following table summarizes stock option activity during the six months ended June 30, 2021 and June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2021:
Outstanding at January 1, 2021	640,950	$18.14	4.6	$16,981
Granted	500	32.60	8.0	18
Exercised	(197,200)	10.31	3.1	11,574
Forfeited	(6,000)	5.82	0.7	106
Outstanding at June 30, 2021	438,250	19.68	4.4	$22,121

Exercisable at June 30, 2021	337,000	$13.84	3.5	$18,841

Six Months Ended June 30, 2020:
Outstanding at January 1, 2020	965,248	$15.19	4.9	$21,911
Granted	-	-	-	-
Exercised	(236,000)	10.36	3.1	5,995
Forfeited	(18,000)	30.79	6.6	90
Outstanding at June 30, 2020	711,248	18.21	5.3	$13,808

Exercisable at June 30, 2020	236,500	$12.76	3.6	$5,446

As of June 30, 2021, there was $539,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 2.1 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2021, there was $3.7 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.5 years of the restricted stock’s vesting period.

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

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2021:
Non-vested at January 1, 2021	84,307	$34.92	-	$-
Granted	64,199	46.37	12,437	37.05
Vested	(11,778)	27.99	-	-
Forfeited	(6,975)	38.81	-	-
Non-vested at June 30, 2021	129,753	41.01	12,437	-

Six Months Ended June 30, 2020:
Non-vested at January 1, 2020	71,290	$31.53	-	$-
Granted	25,567	36.29	-	-
Vested	(18,828)	23.06	-	-
Forfeited	-	-	-	-
Non-vested at June 30, 2020	78,029	35.14	-	-

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At June 30, 2021 the interest rate cap had a fair value of $412,000 and remaining term of 1.8 years.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2021 and December 31, 2020 were not material.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Level 1:          Quotes prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. The Company periodically buys corporate debt securities in private placement transactions.  Level 2 inputs are not available for these securities.  The Company uses average observable prices of similar corporate securities owned by the Company to value such securities and are classified in Level 3 of the hierarchy.  The weighted average value as of June 30, 2021 was 4% observed for the Company’s other similar corporate securities.

Derivative instruments. The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate curves, adjusted for counterparty credit risk. These measurements are classified as level 2 within the valuation hierarchy.

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of June 30, 2021 was 0% to 64% and 24.02%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2020 was 0% to 56% and 22.3% respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.  The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $1.4 million and $3.3 million during the three and six months ended June 30, 2021, respectively, and $3.8 million and $8.8 million during the three and six months ended June 30, 2020, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of June 30, 2021 was 10% to 25% and 15.5%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2020 was 5% to 27% and 12.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $540,000 and $697,000 was recognized for the three and six months ended June 30, 2021, respectively, and $1.3 million and $1.9 million for the three and six months ended June 30, 2020, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with a balance of $222,000 foreclosed and classified as OREO as of June 30, 2021, compared to one residential real estate loan foreclosure for $209,000 as of December 31, 2020.

One residential real estate loan for $111,000 was in the process of being foreclosed as of June 30, 2021. There were no residential real estate loans in process of foreclosure as of December 31, 2020.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$14,235	$-	$14,235
Government agency securities	-	12,139	-	12,139
Mortgage-backed securities	-	599,092	-	599,092
State and municipal securities	-	26,281	-	26,281
Corporate debt	-	346,792	14,994	361,786
Total available-for-sale debt securities	-	998,539	14,994	1,013,533
Interest rate cap derivative	-	412	-	412
Total assets at fair value	$-	$998,951	$14,994	$1,013,945

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$14,357	$-	$14,357
Government agency securities	-	15,458	-	15,458
Mortgage-backed securities	-	495,109	-	495,109
State and municipal securities	-	38,115	-	38,115
Corporate debt	-	323,649	-	323,649
Total available-for-sale debt securities		886,688		886,688
Interest rate cap derivative		139		139
Total assets at fair value	$-	$886,827	$-	$886,827

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$68,663	$68,663
Other real estate owned and repossessed assets	-	-	2,039	2,039
Total assets at fair value	$-	$-	$70,702	$70,702

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$80,817	$80,817
Other real estate owned and repossessed assets	-	-	6,497	6,497
Total assets at fair value	$-	$-	$87,314	$87,314

In the case of the investment securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been effected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2021, there were two transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2021 and June 30, 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended June 30,		For the Six months ended June 30,
	2021	2020	2021	2020
	Available-for-sale Securities	Available-for- sale Securities	Available-for- sale Securities	Available-for- sale Securities

Fair value, beginning of period	$10,301	$6,647	$-	$6,596
Transfers into Level 3	-	-	6,000	-
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	193	(52)	494	(1)
Purchases	8,500	-	12,500	-
Transfers out of Level 3	(4,000)	-	(4,000)	-
Fair value, end of period	$14,994	$6,595	$14,994	$6,595

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$3,173,276	$3,173,276	$2,209,640	$2,209,640

Level 2 inputs:
Federal funds sold	7,500	7,500	1,771	1,771
Mortgage loans held for sale	6,147	7,019	14,425	14,497

Level 3 inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	8,476,361	8,442,506	8,377,746	8,387,718

Financial liabilities:
Level 2 inputs:
Deposits	$10,958,236	$10,965,495	$9,975,724	$9,987,665
Federal funds purchased	1,059,474	1,059,474	851,545	851,545
Other borrowings	64,696	65,524	64,748	65,560

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021 and June 30, 2020.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: the global health and economic crisis precipitated by the COVID-19 outbreak; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak, including but not limited to, the restaurant, hospitality and retail sectors; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks.  The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for fiscal year 2021 and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides business and personal financial services through 22 full-service banking offices located in Birmingham, Huntsville, Mobile, Montgomery and Dothan, Alabama, Northwest Florida, West Central Florida, Nashville, Tennessee, Atlanta, Georgia, and Charleston, South Carolina. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview of Quarter and Year-to-Date Results

As of June 30, 2021, we had consolidated total assets of $13.21 billion, up $1.27 billion, or 10.7%, when compared to consolidated assets of $11.93 billion at December 31, 2020. Total loans were $8.65 billion at June 30, 2021, up $184.0 million, or 2.2%, from $8.47 billion at December 31, 2020. Total deposits were $10.96 billion at June 30, 2021, up $982.5 million, or 9.8%, from $9.98 billion at December 31, 2020.

Net income available to common stockholders for the three months ended June 30, 2021 was $50.0 million, an increase of $9.6 million, or 23.7%, from $40.4 million for the corresponding period in 2020. Basic and diluted earnings per common share were $0.92 for the three months ended June 30, 2021, compared to basic and diluted earnings per common share of $0.75 for the corresponding period in 2020.

Net income available to common stockholders for the six months ended June 30, 2021 was $101.5 million, an increase of $26.3 million, or 35.0%, from $75.2 million for the corresponding period in 2020. Basic and diluted earnings per common share were $1.87 and $1.86, respectively, for the six months ended June 30, 2021, compared to $1.40 and $1.39, respectively, for the corresponding period in 2020.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses and income taxes are particularly subject to change.  Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Financial Condition

Cash and Cash Equivalents

At June 30, 2021, we had $7.5 million in federal funds sold, compared to $1.8 million at December 31, 2020. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2021, we had $2.97 billion in balances at the Federal Reserve, compared to $1.92 billion at December 31, 2020. The increase in balances kept at the Federal Reserve in 2020 result from federal stimulus funds on deposit with us by our customers stemming from the COVID-19 pandemic.

Debt Securities

Debt securities available for sale totaled $1.01 billion at June 30, 2021 and $886.7 million at December 31, 2020. Investment securities held to maturity totaled $250,000 at June 30, 2021 and December 31, 2020. We had paydowns of $101.9 million on mortgage-backed securities and government agencies, maturities of $12.3 million on municipal bonds, corporate securities and treasury securities, and calls of $19.8 million on U.S. government agencies and municipal securities during the six months ended June 30, 2021. We recognized a $620,000 gain on the call of a corporate bond during the second quarter of 2021. We purchased $203.9 million in mortgage-backed securities and $50.0 million in corporate securities during the first six months of 2021. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2021 and December 31, 2020, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

The Company does not invest in collateralized debt obligations (“CDOs”). At June 30, 2021, we had $361.8 million of bank holding company subordinated notes.  If rated, all of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment.  All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased.  The total investment portfolio at June 30, 2021 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $463.1 million and $477.6 million as of June 30, 2021 and December 31, 2020, respectively.

Loans

As of June 30, 2021, there are 20 loans outstanding totaling $3.6 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act.  All of these payment deferrals were principal and interest deferrals.  The amount of accrued interest related to payment deferrals provided by the CARES Act on all loans originated to date totaled $5.0 million at June 30, 2021.  These deferrals were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

We had total loans of $8.65 billion at June 30, 2021, an increase of $184.0 million, or 2.2%, compared to $8.47 billion at December 31, 2020. We originated approximately 7,400 PPP loans totaling $1.5 billion as of June 30, 2021. Over 6,300 of these loans have a balance of less than $350,000. The percentage of our loans in each of our regions were as follows:

Percentage of Total Loans in Market
Birmingham, AL	35.2%
Huntsville, AL	8.2%
Dothan, AL	9.5%
Montgomery, AL	5.7%
Mobile, AL	6.0%
Total Alabama MSAs	64.6%
Northwest Florida(1)	6.3%
West Central Florida (2)	7.5%
Total Florida MSAs	13.8%
Nashville, TN	10.2%
Atlanta, GA	7.1%
Charleston, SC	4.3%

(1) comprised of Fort Walton Beach and Pensacola, Florida
(2) comprised of Orlando, Tampa Bay, Sarasota, and Venice, Florida

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At June 30, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on-line over the next year.

The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 5 – Loans in our Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$8,649,694	$8,315,375	$8,649,694	$8,315,375
Average loans outstanding, net of unearned income	$8,644,993	$8,333,704	$8,579,116	$7,847,426
Allowance for credit losses at beginning of period	94,906	-	87,942	-
Allowance for loan losses at beginning of period	-	85,414	-	76,584
Charge-offs:
Commercial, financial and agricultural loans	150	1,358	627	3,998
Real estate - construction	-	376	-	830
Real estate - mortgage	59	2,520	71	4,198
Consumer loans	54	62	141	120
Total charge-offs	263	4,316	839	9,146
Recoveries:
Commercial, financial and agricultural loans	298	84	324	146
Real estate - construction	2	1	52	2
Real estate - mortgage	62	13	64	14
Consumer loans	13	28	24	40
Total recoveries	375	126	464	202
Net charge-offs	(112)	4,190	375	8,944
Provision for credit losses	9,652	10,283	17,103	23,867
Allowance for credit losses at period end	$104,670	$-	$104,670	$-
Allowance for loan losses at period end	$-	$91,507	$-	$91,507
Allowance for credit losses to period end loans	1.21%	-%	1.21%	-%
Allowance for loan losses to period end loans	-%	1.10%	-%	1.10%
Net charge-offs to average loans	(0.01)%	0.20%	0.01%	0.23%

		Percentage of loans
		in each category
June 30, 2021	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$42,433	35.90%
Real estate - construction	22,413	9.04%
Real estate - mortgage	38,530	54.30%
Consumer	1,294	0.76%
Total	$104,670	100.00%

		Percentage of loans
		in each category
December 31, 2020	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$36,370	38.93%
Real estate - construction	16,057	7.01%
Real estate - mortgage	33,722	53.29%
Consumer	1,793	0.77%
Total	$87,942	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $17.2 million at June 30, 2021, compared to $19.0 million at December 31, 2020. Of this total, nonaccrual loans of $12.3 million at June 30, 2021 represented a net decrease of $1.7 million from nonaccrual loans at December 31, 2020. Excluding credit card accounts, there were two loans 90 or more days past due and still accruing totaling $4.8 million at June 30, 2021, compared to one loan totaling $4.9 million at December 31, 2020. Troubled Debt Restructurings (“TDR”) at June 30, 2021 and December 31, 2020 were $2.9 million and $2.4 million, respectively.

OREO and repossessed assets decreased to $2.0 million at June 30, 2021, from $6.5 million at December 31, 2020. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Balance at beginning of period	$6,497	$8,178
Transfers from loans and capitalized expenses	1,125	1,023
Proceeds from sales	(761)	(852)
Internally financed sales	(3,779)	-
Write-downs / net gain (loss) on sales	(1,043)	(1,812)
Balance at end of period	$2,039	$6,537

The following table summarizes our nonperforming assets and TDRs at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$9,974	21	$11,709	22
Real estate - construction	234	1	234	1
Real estate - mortgage:
Owner-occupied commercial	1,202	3	1,259	4
1-4 family mortgage	891	9	771	7
Other mortgage	-	-	-	-
Total real estate - mortgage	2,093	12	2,030	11
Consumer	-	-	-	-
Total Nonaccrual loans:	$12,301	34	$13,973	34

90+ days past due and accruing:
Commercial, financial and agricultural	$31	5	$11	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	121	1	104	1
Other mortgage	4,727	1	4,805	1
Total real estate - mortgage	4,848	2	4,909	2
Consumer	9	6	61	25
Total 90+ days past due and accruing:	$4,888	13	$4,981	29

Total Nonperforming Loans:	$17,189	47	$18,954	63

Plus: Other real estate owned and repossessions	2,039	6	6,497	11
Total Nonperforming Assets	$19,228	53	$25,451	74

Restructured accruing loans:
Commercial, financial and agricultural	$441	2	$818	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$441	2	$818	3

Total Nonperforming assets and restructured accruing loans	$19,669	55	$26,269	77

Ratios:
Nonperforming loans to total loans	0.20%		0.22%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.22%		0.30%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.23%		0.31%

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

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of June 30, 2021, the Company carries $5.0 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $5.8 million at December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

Total deposits were $10.96 billion at June 30, 2021, an increase of $982.5 million, or 9.8%, over $9.98 billion at December 31, 2020.  Increased growth rates during 2020 have been the result of PPP lending in which our borrowers have retained portions of their proceeds in the Bank.  We believe that these increased deposit balances will be temporary in nature.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Noninterest-bearing demand	$3,296,429	30.08%	$2,788,772	27.96%
Interest-bearing demand	6,743,024	61.53%	6,276,910	62.92%
Savings	111,557	1.02%	89,418	0.90%
Time deposits , $250,000 and under	269,532	2.46%	273,301	2.74%
Time deposits, over $250,000	487,693	4.45%	497,323	4.99%
Brokered time deposits	50,000	0.46%	50,000	0.50%
	$10,958,236	100.00%	$9,975,724	100.00%

The following table presents the maturities of our certificates of deposit as of June 30, 2021 and December 30, 2020.

At June 30, 2021	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$135,457	$21,932	$157,389
Over three through six months	181,198	22,127	203,325
Over six months through one year	182,183	25,527	207,710
Over one year	172,387	66,414	238,801
Total	$671,225	$136,000	$807,225

At December 31, 2020	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$117,505	$18,996	$136,501
Over three through six months	132,828	18,866	151,694
Over six months through one year	215,578	23,116	238,694
Over one year	216,617	74,119	290,736
Total	$682,528	$135,097	$817,625

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.06 billion and $851.5 million at June 30, 2021 and December 31, 2020, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.22% for the quarter ended June 30, 2021.  Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2021, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $3.72 billion. At June 30, 2021, the Bank had borrowing availability of approximately $986 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs.

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

The following table reflects the contractual maturities of our term liabilities as of June 30, 2021. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	1 year or less	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$10,151,011	$-	$-	$-	$-
Certificates of deposit (2)	807,225	568,023	219,072	20,055	75
Brokered certificates of deposit	50,000	-	50,000	-	-
Federal funds purchased	1,059,474	1,059,474	-	-	-
Subordinated debentures	64,750	-	-	-	64,750
Operating lease commitments	19,530	1,724	6,538	4,313	6,955
Total	$12,151,990	$1,629,221	$225,610	$24,368	$71,780

(1)	Excludes interest.
(2)

Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2021 was $1.07 billion, or 8.13% of total assets. At December 31, 2020, total stockholders’ equity attributable to us was $992.4 million, or 8.32% of total assets.

As of June 30, 2021, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer became fully effective on January 1, 2019.  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer.  The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2021, December 31, 2020 and June 30, 2020:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,039,496	10.60%	$441,379	4.50%	N/A	N/A
ServisFirst Bank	1,102,211	11.24%	441,322	4.50%	$637,465	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,039,996	10.60%	588,506	6.00%	N/A	N/A
ServisFirst Bank	1,102,711	11.24%	588,430	6.00%	784,573	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,212,662	12.36%	784,674	8.00%	N/A	N/A
ServisFirst Bank	1,210,681	12.34%	784,573	8.00%	980,716	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,039,996	8.10%	513,758	4.00%	N/A	N/A
ServisFirst Bank	1,102,711	8.59%	513,706	4.00%	642,133	5.00%

As of December 31, 2020
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$958,300	10.50%	$410,816	4.50%	N/A	N/A
ServisFirst Bank	1,018,031	11.15%	410,766	4.50%	$593,328	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	958,800	10.50%	547,755	6.00%	N/A	N/A
ServisFirst Bank	1,018,531	11.16%	547,688	6.00%	730,250	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,113,690	12.20%	730,340	8.00%	N/A	N/A
ServisFirst Bank	1,108,673	12.15%	730,250	8.00%	912,813	10.00%
Tier 1 Capital to Average Assets:
Consolidated	958,800	8.23%	465,980	4.00%	N/A	N/A
ServisFirst Bank	1,018,531	8.75%	465,448	4.00%	581,810	5.00%

As of June 30, 2020
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$881,539	11.26%	$352,327	4.50%	N/A	N/A
ServisFirst Bank	943,578	12.06%	352,219	4.50%	$508,761	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	882,041	11.27%	469,769	6.00%	N/A	N/A
ServisFirst Bank	944,080	12.06%	469,625	6.00%	626,167	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,038,763	13.27%	626,359	8.00%	N/A	N/A
ServisFirst Bank	1,036,087	13.24%	626,167	8.00%	782,709	10.00%
Tier 1 Capital to Average Assets:
Consolidated	882,041	8.46%	417,188	4.00%	N/A	N/A
ServisFirst Bank	944,080	9.06%	416,980	4.00%	521,225	5.00%

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements which bear interest at fixed rates.

Our exposure to credit loss in the event of non-performance by the other party to such financial instrument for commitments to extend credit, credit card arrangements and standby letters of credit is represented by the contractual or notional amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)
Commitments to extend credit	$3,184,637	$2,606,258
Credit card arrangements	334,009	286,128
Standby letters of credit	69,352	66,208
	$3,587,998	$2,958,594

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2021 was $50.0 million compared to net income and net income available to common stockholders of $40.4 million for the three months ended June 30, 2020.  Net income and net income available to common stockholders for the six months ended June 30, 2021 was $101.5 million compared to net income and net income available to common stockholders of $75.2 million for the six months ended June 30, 2020. For the three months ended June 30, 2021 compared to 2020 net interest income increased $11.4 million, and non-interest income increased $2.6 million. The increase in net interest income is primarily attributable to growth in average earning assets and non-interest-bearing deposit balances. The same key drivers contributed to the increase in net income for the six months ended June 30, 2021 compared to 2020 resulting in a $26.2 million increase in net interest income, and a $4.4 million increase in non-interest income.  Decreases in provision for credit losses of $631,000 and $6.8 million, increases in non-interest expense of $2.5 million and $3.5 million and increases in income tax expense of $2.5 million and $7.5 million, respectively, for the three and six months ended June 30, 2021 compared to 2020 partially offset increases in income.

Basic and diluted net income per common share were $0.92 for the three months ended June 30, 2021, compared to $0.75 for the corresponding period in 2020.  Basic and diluted net income per common share were $1.87 and $1.86, respectively, for the six months ended June 30, 2021, compared to $1.40 and $1.39, respectively, for the corresponding period in 2020.  Return on average assets for the three and six months ended June 30, 2021 was 1.56% and 1.63% compared to 1.55% and 1.54%, respectively, for the corresponding periods in 2020.  Return on average common stockholders’ equity for the three and six months ended June 30, 2021 was 18.98% and 19.73%, respectively, compared to 18.40% and 17.31%, respectively, for the corresponding periods in 2020.

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

Taxable-equivalent net interest income increased $11.4 million, or 13.7%, to $94.7 million for the three months ended June 30, 2021 compared to $83.3 million for the corresponding period in 2020, and increased $26.1 million, or 16.2%, to $187.2 million for the six months ended June 30, 2021 compared to $161.0 million for the corresponding period in 2020. This increase was primarily attributable to growth in average earning assets, which increased $2.33 billion, or 23.1%, from the second quarter of 2020 to the second quarter of 2021, and $2.65 billion, or 28.2%, from the six months ended June 30, 2020 to the same period in 2021. The taxable-equivalent yield on interest-earning assets decreased to 3.32% for the three months ended June 30, 2021 from 3.80% for the corresponding period in 2020, and decreased to 3.41% for the six months ended June 30, 2021 from 4.10% for the corresponding period in 2020. The yield on loans for the three months ended June 30, 2021 was 4.43% compared to 4.31% for the corresponding period in 2020, and 4.46% compared to 4.58% for the six months ended June 30, 2021 and June 30, 2020, respectively. The cost of total interest-bearing liabilities decreased to 0.37% for the three months ended June 30, 2021 compared to 0.69% for the corresponding period in 2020, and decreased to 0.39% for the six months ended June 30, 2021 from 0.94% for the corresponding period in 2020. Net interest margin for the three months ended June 30, 2021 was 3.06% compared to 3.32% for the corresponding period in 2020, and 3.14% for the six months ended June 30, 2021 compared to 3.44% for the corresponding period in 2020.

The following tables show, for the three and six months ended June 30, 2021 and June 30, 2020, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$8,618,139	$95,173	4.43%	$8,301,775	$89,042	4.31%
Tax-exempt (3)	26,854	271	4.05	31,929	327	4.12
Total loans, net of unearned income	8,644,993	95,444	4.43	8,333,704	89,369	4.31
Mortgage loans held for sale	11,470	55	1.92	13,278	69	2.09
Investment securities:
Taxable	936,863	6,315	2.70	761,575	5,092	2.67
Tax-exempt (3)	16,872	104	2.47	38,201	250	2.62
Total investment securities (4)	953,735	6,419	2.69	799,776	5,342	2.67
Federal funds sold	8,224	4	0.20	83,274	33	0.16
Interest-bearing balances with banks	2,790,524	863	0.12	849,549	360	0.17
Total interest-earning assets	$12,408,946	$102,785	3.32	$10,079,581	$95,173	3.80
Non-interest-earning assets:
Cash and due from banks	85,478			76,212
Net fixed assets and equipment	61,240			57,446
Allowance for credit losses, accrued interest and other assets	320,729			248,702
Total assets	$12,876,393			$10,461,941

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,350,098	$639	0.19%	$992,848	$875	0.35%
Savings deposits	104,283	46	0.18	72,139	75	0.42
Money market accounts	5,321,338	3,499	0.26	4,285,907	5,555	0.52
Time deposits	801,928	2,652	1.33	877,448	4,251	1.95
Total interest-bearing deposits	7,577,647	6,836	0.36	6,228,342	10,756	0.69
Federal funds purchased	970,708	525	0.22	572,990	310	0.22
Other borrowings	64,694	690	4.28	64,711	781	4.85
Total interest-bearing liabilities	$8,613,049	$8,051	0.37%	$6,866,043	$11,847	0.69%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	3,154,605			2,646,030
Other liabilities	52,027			69,061
Stockholders' equity	1,038,012			862,500
Accumulated other comprehensive loss	18,700			18,307
Total liabilities and stockholders' equity	$12,876,393			$10,461,941
Net interest income		$94,734			$83,326
Net interest spread			2.95%			3.11%
Net interest margin			3.06%			3.32%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $9,915 and $3,650 are included in interest income in the second quarter of 2021 and 2020, respectively. Loan fees include accretion of PPP loan fees.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(3)	Unrealized gains of $23,614 and $133 are excluded from the yield calculation in the second quarter of 2021 and 2020, respectively.

	For the Three Months Ended June 30,
	2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$3,600	$2,531	$6,131
Tax-exempt	(50)	(6)	(56)
Total loans, net of unearned income	3,550	2,525	6,075
Mortgages held for sale	(8)	(6)	(14)
Debt securities:
Taxable	1,195	28	1,223
Tax-exempt	(132)	(14)	(146)
Total debt securities	1,063	14	1,077
Federal funds sold	(35)	6	(29)
Interest-bearing balances with banks	625	(122)	503
Total interest-earning assets	5,195	2,417	7,612

Interest-bearing liabilities:
Interest-bearing demand deposits	253	(489)	(236)
Savings	25	(54)	(29)
Money market accounts	1,133	(3,189)	(2,056)
Time deposits	(340)	(1,259)	(1,599)
Total interest-bearing deposits	1,071	(4,991)	(3,920)
Federal funds purchased	216	(1)	215
Other borrowed funds	-	(91)	(91)
Total interest-bearing liabilities	1,287	(5,083)	(3,796)
Increase in net interest income	$3,908	$7,500	$11,408

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was favorable as loan yields increased 12 basis points and average rates paid on interest-bearing liabilities decreased 32 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended June 30, 2021 compared to the same period in 2020.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2021			2020
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$8,551,895	$188,678	4.46%	$7,815,184	$178,119	4.58%
Tax-exempt (3)	27,221	555	4.12	32,242	654	4.08
Total loans, net of unearned income	8,579,116	189,233	4.46	7,847,426	178,773	4.58
Mortgage loans held for sale	12,529	120	1.94	8,780	93	2.13
Investment securities:
Taxable	907,653	12,122	2.70	755,994	10,246	2.73
Tax-exempt (3)	18,966	234	2.49	41,115	507	2.48
Total investment securities (4)	926,619	12,356	2.70	797,109	10,753	2.71
Federal funds sold	10,070	7	0.14	94,348	311	0.66
Interest-bearing balances with banks	2,527,838	1,539	0.12	659,374	2,078	0.63
Total interest-earning assets	$12,056,172	$203,255	3.41%	$9,407,037	$192,008	4.10%
Non-interest-earning assets:
Cash and due from banks	128,416			71,176
Net fixed assets and equipment	59,230			57,756
Allowance for credit losses, accrued interest and other assets	320,569			246,673
Total assets	$12,564,387			$9,782,642

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,322,509	$1,260	0.19%	$974,826	$2,220	0.46%
Savings deposits	98,859	88	0.18	69,759	159	0.46
Money market accounts	5,190,311	6,856	0.27	4,173,597	16,682	0.80
Time deposits	805,226	5,513	1.38	841,686	8,439	2.02
Total interest-bearing deposits	7,416,905	13,717	0.37	6,059,868	27,500	0.91
Federal funds purchased	910,574	985	0.22	532,814	1,910	0.72
Other borrowings	64,691	1,380	4.31	64,709	1,562	4.85
Total interest-bearing liabilities	$8,392,170	$16,082	0.39%	$6,657,391	$30,972	0.94%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	3,039,463			2,197,850
Other liabilities	95,824			56,013
Stockholders' equity	1,017,491			858,150
Accumulated other comprehensive (loss)	19,439			13,238
Total liabilities and stockholders' equity	$12,564,387			$9,782,642
Net interest income		$187,173			$161,036
Net interest spread			3.02%			3.16%
Net interest margin			3.14%			3.44%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $20,316, $4,930 are included in interest income in 2021 and 2020, respectively.
(2)	Accretion on acquired loan discounts of $100, $90 and $163 are included in interest income in 2021 and 2020 respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains of $24,547 and $231 are excluded from the yield calculation in 2021 and 2020, respectively.

	For the Six Months Ended June 30,
	2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$15,993	$(5,434)	$10,559
Tax-exempt	(104)	5	(99)
Total loans, net of unearned income	15,889	(5,429)	10,460
Mortgages held for sale	37	(10)	27
Debt securities:
Taxable	2,000	(124)	1,876
Tax-exempt	(275)	2	(273)
Total debt securities	1,725	(122)	1,603
Federal funds sold	(161)	(143)	(304)
Interest-bearing balances with banks	2,182	(2,721)	(539)
Total interest-earning assets	19,672	(8,425)	11,247

Interest-bearing liabilities:
Interest-bearing demand deposits	613	(1,573)	(960)
Savings	49	(120)	(71)
Money market accounts	3,317	(13,143)	(9,826)
Time deposits	(354)	(2,572)	(2,926)
Total interest-bearing deposits	3,625	(17,408)	(13,783)
Federal funds purchased	873	(1,798)	(925)
Other borrowed funds	-	(182)	(182)
Total interest-bearing liabilities	4,498	(19,388)	(14,890)
Increase in net interest income	$15,174	$10,963	$26,137

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 55 basis points while loan yields decreased 12 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the six months ended June 30, 2021 compared to the same period in 2020.

Provision for Credit Losses

The provision for credit losses was $9.7 million for the three months ended June 30, 2021, a decrease of $0.6 million from $10.3 million for the three months ended June 30, 2020, and was $17.1 million for the six months ended June 30, 2021, a $6.8 million decrease compared to $23.9 million for the six months ended June 30, 2020. The ACL for June 30, 2021 and December 31, 2020 was calculated under the current expected credit losses (“CECL”) methodology and totaled $104.7 million and $87.9 million, or 1.21% and 1.04% of loans, net of unearned income, respectively. The allowance for loan losses totaled $91.5 million, or 1.10% of loans, net of unearned income, at June 30, 2020 and was calculated under the incurred loss methodology.  The increase in the ACL as a percent of total loans at June 30, 2021 from December 31, 2020 is largely the result of a net decrease in PPP loans totaling $373 million, which were excluded from the ACL, and $517 million in net loan growth, excluding PPP loans, during the second quarter of 2021.  We also added a new qualitative environmental factor this quarter to address the recent termination of the PPP for the effect it could have on various businesses that will need to be self-sustaining without the assistance of PPP as well as potential risk of nonpayment from SBA due to fraud within PPP loans.  This new qualitative factor increased the ACL $3.5 million at June 30, 2021.  Annualized net credit recoveries to quarter-to-date average loans were 0.01% for the second quarter of 2021, compared to annualized net credit charge-offs to quarter-to-date average loans of 0.20% for the corresponding period in 2020.  Annualized net credit charge-offs to year-to-date average loans were 0.01% for the six months ended June 30, 2021, compared to 0.23% for the corresponding period in 2020.  Nonperforming loans decreased to $17.2 million, or 0.20% of total loans, at June 30, 2021 from $19.0 million, or 0.22% of total loans, at December 31, 2020, and were $22.0 million, or 0.26% of total loans, at June 30, 2020. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

Noninterest income totaled $9.6 million for the three months ended June 30, 2021, an increase of $2.6 million, or 36.5%, compared to the corresponding period in 2020, and totaled $18.1 million for the six months ended June 30, 2021, an increase of $4.4 million, or 31.8%, compared to the corresponding period in 2020. Mortgage banking income increased $592,000, or 28.1%, to $2.7 million for the three months ended June 30, 2021 compared to $2.1 million for the same period in 2020, and increased $2.3 million, or 71.4%, to $5.4 million for the six months ended June 30, 2021 compared to $3.2 million for the same period in 2020. Margin pricing on mortgage loans was increased in the third quarter of 2020, increasing the per-loan revenue by approximately 18%. Credit card income increased $514,000 to $1.9 million for the three months ended June 30, 2021 compared to the same period in 2020, and decreased $59,000 to $3.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The number of credit card accounts increased approximately 36% and the aggregate amount of spend on all credit card accounts increased 47% during the second quarter of 2021 compared to the second quarter of 2020. We recognized a $620,000 gain on securities during the second quarter of 2021 resulting from the redemption of a corporate bond. Cash surrender value of life insurance increased $219,000, or 15.0%, to $1.7 million during the three months ended June 30, 2021, compared to the corresponding period in 2020, and increased $424,000, or 14.5%, to $3.3 million for the six months ended June 30, 2021 compared to $2.9 million for the same period in 2020. Other income increased $536,000, or 222.4%, to $777,000 for the three months ended June 30, 2021 compared to $241,000 for the same period in 2020, and increased $1.0 million, or 144.4%, to $1.7 million for the six months ended June 30, 2021 compared to $710,000 for the same period in 2020. We wrote down the value of our interest rate cap by $252,000 during the second quarter of 2020 through other income. Merchant service revenue increased $155,000 or 115.3%, to $289,000 for the three months ended June 30, 2021 compared to $134,000 for the same period in 2020, and increased $246,000, or 105%, to $480,000 for the six months ended June 30, 2021 compared to $234,000 for the same period in 2020.

Noninterest Expense

Noninterest expense totaled $31.3 million for the three months ended June 30, 2021, an increase of $2.5 million, or 8.7%, compared to $28.8 million for the same period in 2020, and totaled $60.2 million for the six months ended June 30, 2021, an increase of $3.5 million, or 6.1%, compared to $56.7 million for the same period in 2020. Salary and benefit expense increased $1.1 million, or 6.9%, to $16.9 million for the three months ended June 30, 2021 from $15.8 million for the same period in 2020, and increased $980,000, or 3.1%, to $32.4 million for the six months ended June 30, 2021 from $31.5 million for the same period in 2020.  Total employees increased from 492 as of June 30, 2020 to 527 as of June 30, 2021, or 7.1%.   Equipment and occupancy expense increased $410,000, or 16.8%, to $2.8 million for the three months ended June 30, 2021 from $2.4 million for the corresponding period in 2020, and increased $664,000, or 13.7%, to $5.5 million from $4.8 million for the six months ended June 30, 2021 compared to the corresponding period in 2020.  Third party processing and other services increased $324,000, or 8.9%, to $3.9 million for the three months ended June 30, 2021 from $3.6 million for the corresponding period in 2020, and increased $283,000, or 4.0%, to $7.4 million from $7.1 million for the six months ended June 30, 2021 compared to the corresponding period in 2020. Professional services expense increased $16,000, or 1.5%, to $1.1 million for the three months ended June 30, 2021 compared to the same period in 2020, and decreased $9,000, or 0.4%, to $2.0 million for the six months ended June 30, 2021 compared to the same period in 2020. FDIC and other regulatory assessments increased $830,000 to $1.4 million for the three months ended June 30, 2021 compared to the same period in 2020, and increased $1.1 million to $3.0 million for the six months ended June 30, 2021 compared to the same period in 2020. Our assessment base increased by 34.5% year-over-year. OREO expense decreased $763,000, or 58.6%, to $540,000 for the three months ended June 30, 2021 compared to the same period in 2020, and decreased $1.2 million, or 63.4%, to $697,000 for the six months ended June 30, 2021 compared to the same period in 2020.  The second quarter 2020 amount included write-downs in value of two foreclosed properties in our Birmingham region and the second quarter of 2021 included a write-down of one property in our Nashville region.  Other operating expenses increased $581,000, or 14.6%, to $4.6 million for the three months ended June 30, 2021 compared to the same period in 2020, and increased $1.7 million, or 22.6%, to $9.2 million for the six months ended June 30, 2021 compared to the same period in 2020. We increased our reserve for credit losses on unfunded loan commitments by $500,000 in the second quarter of 2021 with a charge to other operating expenses.

The following table presents our non-interest income and non-interest expense for the three and six month periods ending June 30, 2021 compared to the same periods in 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
Non-interest income:
Service charges on deposit accounts	$1,907	$1,823	$84	4.6%	$3,815	$3,739	$76	2.0%
Mortgage banking	2,699	2,107	592	28.1%	5,446	3,178	2,268	71.4%
Credit card income	1,912	1,398	514	36.8%	3,104	3,163	(59)	(1.9)%
Securities gains	620	-	620	NM %	620	-	620	NM %
Increase in cash surrender value life insurance	1,683	1,464	219	15.0%	3,341	2,917	424	14.5%
Other operating income	777	241	536	222.4%	1,735	710	1,025	144.4%
Total non-interest income	$9,598	$7,033	$2,565	36.5%	$18,061	$13,707	$4,354	31.8%

Non-interest expense:
Salaries and employee benefits	$16,887	$15,792	$1,095	6.9%	$32,430	$31,450	$980	3.1%
Equipment and occupancy expense	2,844	2,434	410	16.8%	5,498	4,834	664	13.7%
Third party processing and other services	3,946	3,622	324	8.9%	7,362	7,079	283	4.0%
Professional services	1,107	1,091	16	1.5%	2,030	2,039	(9)	(0.4)%
FDIC and other regulatory assessments	1,425	595	830	139.5%	3,007	1,927	1,080	56.0%
OREO expense	540	1,303	(763)	(58.6)%	697	1,904	(1,207)	(63.4)%
Other operating expense	4,560	3,979	581	14.6%	9,199	7,503	1,696	22.6%
Total non-interest expense	$31,309	$28,816	$2,493	8.7%	$60,223	$56,736	$3,487	6.1%

Income Tax Expense

Income tax expense was $13.3 million for the three months ended June 30, 2021 compared to $10.7 million for the same period in 2020, and was $26.3 million for the six months ended June 30, 2021 compared to $18.8 million for the same period in 2020. Our effective tax rate for the three and six months ended June 30, 2021 was 21.0% and 20.6%, respectively, compared to 21.0% and 20.0% for the corresponding periods in 2020, respectively. We recognized excess tax benefits as a credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2021 of $724,000 and $2.4 million, respectively, compared to $136,000 and $1.2 million during the three and six months ended June 30, 2020, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2020, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2020, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2021. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: July 28, 2021	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: July 28, 2021	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer