Form 10-Q
period 2021-09-30
ServisFirst Bancshares, Inc.
filed 2021-10-29
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 25, 2021
Common stock, $.001 par value	54,211,147

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$102,313	$93,655
Interest-bearing balances due from depository institutions	4,297,473	2,115,985
Federal funds sold	44,700	1,771
Cash and cash equivalents	4,444,486	2,211,411
Available for sale debt securities, at fair value	723,324	886,688
Held to maturity debt securities (fair value of $261,276 at September 30, 2021 and $250 at December 31, 2020)	261,276	250
Mortgage loans held for sale	578	14,425
Loans	8,812,811	8,465,688
Less allowance for credit losses	(108,950)	(87,942)
Loans, net	8,703,861	8,377,746
Premises and equipment, net	60,953	54,969
Accrued interest and dividends receivable	33,815	36,841
Deferred tax assets	31,533	31,072
Other real estate owned and repossessed assets	2,068	6,497
Bank owned life insurance contracts	281,399	276,387
Goodwill and other identifiable intangible assets	13,705	13,908
Other assets	45,230	22,460
Total assets	$14,602,228	$11,932,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$4,366,654	$2,788,772
Interest-bearing	7,712,016	7,186,952
Total deposits	12,078,670	9,975,724
Federal funds purchased	1,286,756	851,545
Other borrowings	64,701	64,748
Accrued interest payable	12,697	12,321
Other liabilities	45,111	35,464
Total liabilities	13,487,935	10,939,802
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2021 and December 31, 2020	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,207,147 shares issued and outstanding at September 30, 2021, and 53,943,751 shares issued and outstanding at December 31, 2020	54	54
Additional paid-in capital	225,648	223,856
Retained earnings	869,731	748,224
Accumulated other comprehensive income	18,360	20,218
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,113,793	992,352
Noncontrolling interest	500	500
Total stockholders' equity	1,114,293	992,852
Total liabilities and stockholders' equity	$14,602,228	$11,932,654

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$96,119	$89,564	$285,373	$268,332
Taxable securities	6,544	5,858	18,666	16,104
Nontaxable securities	62	166	255	610
Federal funds sold	4	16	11	327
Other interest and dividends	1,507	506	3,046	2,584
Total interest income	104,236	96,110	307,351	287,957
Interest expense:
Deposits	6,581	9,876	20,298	37,377
Borrowed funds	1,335	1,152	3,700	4,624
Total interest expense	7,916	11,028	23,998	42,001
Net interest income	96,320	85,082	283,353	245,956
Provision for credit losses	5,963	12,284	23,066	36,151
Net interest income after provision for credit losses	90,357	72,798	260,287	209,805
Noninterest income:
Service charges on deposit accounts	1,727	1,818	5,542	5,557
Mortgage banking	1,423	2,519	6,869	5,697
Credit card income	2,043	1,840	5,147	5,003
Securities gains	-	-	620	-
Increase in cash surrender value life insurance	1,671	1,733	5,012	4,650
Other operating income	1,162	262	2,897	972
Total noninterest income	8,026	8,172	26,087	21,879
Noninterest expenses:
Salaries and employee benefits	17,995	14,994	50,425	46,444
Equipment and occupancy expense	2,996	2,556	8,494	7,390
Third party processing and other services	4,144	3,281	11,506	10,360
Professional services	948	955	2,978	2,994
FDIC and other regulatory assessments	1,630	1,061	4,637	2,988
OREO expense	123	119	820	2,023
Other operating expenses	6,541	3,607	15,740	11,110
Total noninterest expenses	34,377	26,573	94,600	83,309
Income before income taxes	64,006	54,397	191,774	148,375
Provision for income taxes	11,507	11,035	37,793	29,787
Net income	52,499	43,362	153,981	118,588
Preferred stock dividends	-	-	31	31
Net income available to common stockholders	$52,499	$43,362	$153,950	$118,557

Basic earnings per common share	$0.97	$0.80	$2.84	$2.20
Diluted earnings per common share	$0.96	$0.80	$2.83	$2.19

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$52,499	$43,362	$153,981	$118,588
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gains arising during period from securities available for sale, net of tax of $(1,798) and $(2,097) for the three and nine months ended September 30, 2021, respectively, and net of tax of $58 and $3,477 for the three and nine months ended September 30, 2020, respectively	(6,764)	220	(7,916)	13,082
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $36 for the three and nine months ended September 30, 2021	(136)	-	(136)	-
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity net of tax of $1,480 for the three and nine months ended September 30, 2021, respectively	5,705	-	5,705	-
Reclassification adjustment for net gains on call of securities, net of tax of $130 for the nine months ended September 30, 2021	-	-	490	-
Other comprehensive income (loss), net of tax	(1,195)	220	(1,858)	13,082
Comprehensive income	$51,304	$43,582	$152,123	$131,670

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2020	53,874,276	$-	$54	$222,437	$672,984	$18,611	$502	$914,588
Common dividends declared, $0.175 per share	-	-	-	-	(9,422)	-	-	(9,422)
Issue restricted shares pursuant to stock incentives, net of forfeitures	3,500	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	37,469	-	-	728	-	-	-	728
5,831 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(225)	-	-	-	(225)
Stock-based compensation expense	-	-	-	340	-	-	-	340
Other comprehensive income, net of tax	-	-	-	-	-	220	-	220
Net income	-	-	-	-	43,362	-	(2)	43,360
Balance, September 30, 2020	53,915,245	$-	$54	$223,280	$706,924	$18,831	$500	$949,589

Balance, July 1, 2021	54,201,204	$-	$54	$225,127	$828,048	$19,555	$500	$1,073,284
Common dividends declared, $0.20 per share	-	-	-	-	(10,842)	-	-	(10,842)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	26	-	-	26
Issue restricted shares pursuant to stock incentives, net of forfeitures	346	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	5,597	-	-	159	-	-	-	159
1,903 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(99)	-	-	-	(99)
Stock-based compensation expense	-	-	-	461	-	-	-	461
Other comprehensive loss, net of tax	-	-	-	-	-	(1,195)	-	(1,195)
Net income	-	-	-	-	52,499	-	-	52,499
Balance, September 30, 2021	54,207,147	$-	$54	$225,648	$869,731	$18,360	$500	$1,114,293

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.35 per share	-	-	-	-	(18,822)	-	-	(18,822)
Common dividends declared, $0.175 per share	-	-	-	-	(9,422)	-	-	(9,422)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Issue restricted shares pursuant to stock incentives, net of forfeitures	29,067	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	262,438	-	-	3,172	-	-	-	3,172
16,862 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(627)	-	-	-	(627)
Stock-based compensation expense	-	-	-	969	-	-	-	969
Other comprehensive income, net of tax	-	-	-	-	-	13,082	-	13,082
Net income	-	-	-	-	118,588	-	(2)	118,586
Balance, September 30, 2020	53,915,245	$-	$54	$223,280	$706,924	$18,831	$500	$949,589

Balance, January 1, 2021	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.40 per share	-	-	-	-	(21,678)	-	-	(21,678)
Common dividends declared, $0.20 per share	-	-	-	-	(10,842)	-	-	(10,842)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	77	-	-	77
Issue restricted shares pursuant to stock incentives, net of forfeitures	57,570	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	205,826	-	-	3,219	-	-	-	3,219
51,374 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,737)	-	-	-	(2,737)
Stock-based compensation expense	-	-	-	1,310	-	-	-	1,310
Other comprehensive loss, net of tax	-	-	-	-	-	(1,858)	-	(1,858)
Net income	-	-	-	-	153,981	-	-	153,981
Balance, September 30, 2021	54,207,147	$-	$54	$225,648	$869,731	$18,360	$500	$1,114,293

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$153,981	$118,588
Adjustments to reconcile net income to net cash provided by
Deferred tax (benefit)	12	(4,675)
Provision for credit losses	23,066	36,151
Depreciation	3,074	2,788
Accretion on acquired loans	-	(100)
Amortization of core deposit intangible	203	203
Net amortization of debt securities available for sale	7,456	3,834
Decrease (increase) in accrued interest and dividends receivable	3,026	(10,345)
Stock-based compensation expense	1,310	969
Increase (decrease) in accrued interest payable	376	(19)
Proceeds from sale of mortgage loans held for sale	221,548	194,558
Originations of mortgage loans held for sale	(200,832)	(204,021)
Gain on call of securities available for sale	(620)	-
Gain on sale of mortgage loans held for sale	(6,869)	(5,697)
Net loss (gain) on sale of other real estate owned and repossessed assets	282	(8)
Write down of other real estate owned and repossessed assets	876	1,836
Operating losses of tax credit partnerships	4	4
Increase in cash surrender value of life insurance contracts	(5,012)	(4,650)
Net change in other assets, liabilities, and other operating activities	(6,395)	(11,916)
Net cash provided by operating activities	195,486	117,500
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(298,684)	(288,453)
Proceeds from maturities, calls and paydowns of debt securities available for sale	188,559	148,206
Investment in tax credit partnership and SBIC	(10,546)	(636)
Increase in loans	(350,600)	(1,269,704)
Purchase of premises and equipment	(9,058)	(1,565)
Purchase of bank owned life insurance contracts	-	(40,000)
Proceeds from sale of other real estate owned and repossessed assets	911	1,780
Net cash used in investing activities	(479,418)	(1,450,372)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	1,577,882	1,012,935
Net increase in interest-bearing deposits	525,064	1,130,415
Net increase in federal funds purchased	435,211	198,601
Proceeds from exercise of stock options	3,219	3,172
Taxes paid in net settlement of tax obligation upon exercise of stock options	(2,737)	(627)
Dividends paid on common stock	(21,601)	(18,822)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	2,517,007	2,325,643
Net increase in cash and cash equivalents	2,233,075	992,771
Cash and cash equivalents at beginning of period	2,211,411	630,600
Cash and cash equivalents at end of period	$4,444,486	$1,623,371
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$23,622	$42,020
Income taxes	18,148	38,593
Income tax refund	(3)	(47)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,419	$2,406
Internally financed sale of other real estate owned	3,779	-
Available-for-sale securities transferred to held-to-maturity portfolio	261,026	-
Dividends declared	10,842	9,422

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Debt Securities

Debt securities are classified based on the Company’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income.  For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may be shorter than the stated life of the security.  Realized gains and losses from the sale of securities are determined using the specific identification method and are recorded on the trade date of the sale.

Allowance for Credit Losses

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed on March 27, 2020 and provided financial institutions with the option to delay adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). As described below under “Note 9 - Recently Adopted Accounting Pronouncements”, the Company decided to delay its adoption of ASU 2016-13, as provided by the CARES Act, until December 31, 2020, with an effective retrospective implementation date of January 1, 2020. Prior to January 1, 2020, as well as for quarterly periods in 2020 which were not restated, the allowance for credit losses (“ACL”) was calculated using an incurred losses methodology.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,205,565	53,893,753	54,143,324	53,817,928
Net income available to common stockholders	$52,499	$43,362	$153,950	$118,557
Basic earnings per common share	$0.97	$0.80	$2.84	$2.20
Weighted average common shares outstanding	54,205,565	53,893,753	54,143,324	53,817,928
Dilutive effects of assumed conversions and exercise of stock options and warrants	272,175	339,212	296,680	380,494
Weighted average common and dilutive potential common shares outstanding	54,477,740	54,232,965	54,440,004	54,198,422
Net income available to common stockholders	$52,499	$43,362	$153,950	$118,557
Diluted earnings per common share	$0.96	$0.80	$2.83	$2.19

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
September 30, 2021	(In Thousands)
Securities Available for Sale
U.S. Treasury securities	$14,001	$178	$-	$14,179
Government agencies	9,023	61	-	9,084
Mortgage-backed securities	294,887	4,693	(1,032)	298,548
State and municipal securities	21,414	221	(38)	21,597
Corporate debt	367,861	12,580	(525)	379,916
Total	$707,186	$17,733	$(1,595)	$723,324
Securities Held to Maturity
Mortgage-backed securities	$261,026	$-	$-	$261,026
State and municipal securities	250	-	-	250
Total	$261,276	$-	$-	$261,276

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$13,993	$364	$-	$14,357
Government agencies	15,228	230	-	15,458
Mortgage-backed securities	477,407	17,720	(18)	495,109
State and municipal securities	37,671	444	-	38,115
Corporate debt	316,857	7,296	(504)	323,649
Total	$861,156	$26,054	$(522)	$886,688
Securities Held to Maturity
Mortgage-backed securities	$-	$-	$-	$-
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

During the third quarter of 2021, the company transferred, at fair value, $261.3 million of mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related unrealized after-tax gains of $5.6 million remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer.

The amortized cost and fair value of debt securities as of September 30, 2021 and December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$35,755	$36,142	$30,797	$31,060
Due from one to five years	41,797	42,745	59,828	61,481
Due from five to ten years	331,653	342,607	288,002	293,886
Due after ten years	3,094	3,282	5,122	5,152
Mortgage-backed securities	294,887	298,548	477,407	495,109
	$707,186	$723,324	$861,156	$886,688

Debt securities held to maturity
Due from one to five years	$250	$250	$250	$250
Due from five to ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	261,026	261,026	-	-
	$261,276	$261,276	$250	$250

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of September 30, 2021 and December 31, 2020 was $536.0 million and $477.6 million, respectively.

The following table identifies, as of September 30, 2021 and December 31, 2020, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2021
Mortgage-backed securities	$(1,537)	$194,922	$-	$-	$(1,537)	$194,922
State and municipal securities	(38)	3,954	-	-	(38)	3,954
Corporate debt	(525)	30,975	-	-	(525)	30,975
Total	$(2,100)	$229,851	$-	$-	$(2,100)	$229,851

December 31, 2020
Mortgage-backed securities	$(18)	$3,667	$-	$-	$(18)	$3,667
Corporate debt	(504)	59,576	-	-	(504)	59,576
Total	$(522)	$63,243	$-	$-	$(522)	$63,243

The following table summarizes information about sales and calls of debt securities held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Sale and call proceeds	$12,735	$2,001	$35,532	$12,947
Gross realized gains	$-	$-	$620	$-
Net realized gain	$-	$-	$620	$-

At September 30, 2021, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.  Furthermore, the Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities; and, Agency-Backed Securities, including securities issued by GNMA, FNMA, FHLB, FFCB and SBA.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies.  All debt securities in an unrealized loss position as of September 30, 2021 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for Paycheck Protection Program (“PPP”) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provides additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP.  Effective May 28, 2021, the PPP was closed to new applications.  The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. At September 30, 2021 and December 31, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $11.9 million and $17.8 million, respectively. PPP loan origination fees recorded to interest income totaled $5.2 million and $4.0 million for the three months ended  September 30, 2021 and 2020, respectively, and totaled $22.3 million and $6.6 million for the nine months ended September 30, 2021 and 2020, respectively.  PPP loans outstanding totaled $387.7 million and $900.5 million at September 30, 2021 and December 31, 2020, respectively. PPP loans are included within the commercial, financial and agricultural loan category in the table below.

The following table details the Company’s loans at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,927,845	$3,295,900
Real estate - construction	887,938	593,614
Real estate - mortgage:
Owner-occupied commercial	1,809,840	1,693,428
1-4 family mortgage	765,102	711,692
Other mortgage	2,357,812	2,106,184
Subtotal: Real estate - mortgage	4,932,754	4,511,304
Consumer	64,274	64,870
Total Loans	8,812,811	8,465,688
Less: Allowance for credit losses	(108,950)	(87,942)
Net Loans	$8,703,861	$8,377,746

Commercial, financial and agricultural	33.22%	38.93%
Real estate - construction	10.08%	7.01%
Real estate - mortgage:
Owner-occupied commercial	20.54%	20.00%
1-4 family mortgage	8.68%	8.41%
Other mortgage	26.75%	24.89%
Subtotal: Real estate - mortgage	55.97%	53.29%
Consumer	0.73%	0.77%
Total Loans	100.00%	100.00%

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

●

Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose the Company to sufficient risk to warrant an adverse classification.

●

Substandard – loans that exhibit well-defined weakness or weaknesses that currently jeopardize debt repayment. These loans are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected.

●

Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2021 :

							Revolving
September 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$743,568	$354,601	$247,276	$152,278	$120,995	$129,518	$1,082,443	$2,830,679
Special Mention	1,994	1,381	1,243	-	1,183	761	21,993	28,555
Substandard	133	389	10,356	1,762	1,841	9,203	44,927	68,611
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$745,695	$356,371	$258,875	$154,040	$124,019	$139,482	$1,149,363	$2,927,845
Real estate - construction
Pass	$358,942	$260,450	$138,146	$18,669	$13,538	$18,671	$69,693	$878,109
Special Mention	-	-	7,094	2,500	-	-	-	9,594
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$358,942	$260,450	$145,240	$21,169	$13,538	$18,906	$69,693	$887,938
Owner-occupied commercial
Pass	$270,480	$364,308	$261,258	$190,301	$173,659	$476,757	$64,069	$1,800,832
Special Mention	-	-	-	780	289	2,886	-	3,955
Substandard	-	-	-	-	-	5,053	-	5,053
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$270,480	$364,308	$261,258	$191,081	$173,948	$484,696	$64,069	$1,809,840
1-4 family mortgage
Pass	$204,167	$131,472	$79,542	$48,773	$39,955	$42,073	$209,286	$755,268
Special Mention	-	852	920	235	165	1,607	3,738	7,517
Substandard	-	150	238	122	232	620	955	2,317
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$204,167	$132,474	$80,700	$49,130	$40,352	$44,300	$213,979	$765,102
Other mortgage
Pass	$517,787	$451,397	$429,536	$190,584	$307,546	$380,299	$60,331	$2,337,480
Special Mention	-	-	-	-	2,739	4,691	-	7,430
Substandard	-	-	-	4,521	8,381	-	-	12,902
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$517,787	$451,397	$429,536	$195,105	$318,666	$384,990	$60,331	$2,357,812
Consumer
Pass	$13,736	$5,643	$3,211	$1,073	$1,083	$3,897	$35,605	$64,248
Special Mention	-	-	-	-	-	26	-	26
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$13,736	$5,643	$3,211	$1,073	$1,083	$3,923	$35,605	$64,274
Total Loans
Pass	$2,108,680	$1,567,871	$1,158,969	$601,678	$656,776	$1,051,215	$1,521,427	$8,666,616
Special Mention	1,994	2,233	9,257	3,515	4,376	9,971	25,731	57,077
Substandard	133	539	10,594	6,405	10,454	15,111	45,882	89,118
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,110,807	$1,570,643	$1,178,820	$611,598	$671,606	$1,076,297	$1,593,040	$8,812,811

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2020:

							Revolving
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$1,260,341	$332,690	$229,838	$169,616	$89,893	$137,021	$988,093	$3,207,492
Special Mention	2,551	1,404	10	253	163	281	14,948	19,610
Substandard	569	10,639	617	5,447	963	2,038	48,525	68,798
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$1,263,461	$344,733	$230,465	$175,316	$91,019	$139,340	$1,051,566	$3,295,900
Real estate - construction
Pass	$230,931	$222,357	$53,981	$16,361	$7,677	$13,816	$48,256	$593,379
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$230,931	$222,357	$53,981	$16,361	$7,677	$14,051	$48,256	$593,614
Owner-occupied commercial
Pass	$351,808	$271,645	$221,513	$198,935	$158,531	$417,743	$61,119	$1,681,294
Special Mention	-	-	-	6,524	543	1,873	200	9,140
Substandard	-	-	12	780	-	1,962	240	2,994
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$351,808	$271,645	$221,525	$206,239	$159,074	$421,578	$61,559	$1,693,428
1-4 family mortgage
Pass	$179,314	$111,016	$70,381	$60,774	$27,985	$44,111	$212,616	$706,197
Special Mention	508	-	-	105	481	-	1,112	2,206
Substandard	350	126	-	235	218	-	2,360	3,289
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$180,172	$111,142	$70,381	$61,114	$28,684	$44,111	$216,088	$711,692
Other mortgage
Pass	$470,086	$470,092	$250,945	$368,283	$180,244	$272,722	$68,721	$2,081,093
Special Mention	-	-	-	2,793	541	8,566	-	11,900
Substandard	-	50	4,589	8,552	-	-	-	13,191
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$470,086	$470,142	$255,534	$379,628	$180,785	$281,288	$68,721	$2,106,184
Consumer
Pass	$20,410	$4,421	$1,551	$1,671	$1,031	$3,615	$32,125	$64,824
Special Mention	-	-	15	-	31	-	-	46
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,410	$4,421	$1,566	$1,671	$1,062	$3,615	$32,125	$64,870
Total Loans
Pass	$2,512,890	$1,412,221	$828,209	$815,640	$465,361	$889,028	$1,410,930	$8,334,279
Special Mention	3,059	1,404	25	9,675	1,759	10,720	16,260	42,902
Substandard	919	10,815	5,218	15,014	1,181	4,235	51,125	88,507
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,516,868	$1,424,440	$833,452	$840,329	$468,301	$903,983	$1,478,315	$8,465,688

Loans by performance status as of September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,920,843	$7,002	$2,927,845
Real estate - construction	887,704	234	887,938
Real estate - mortgage:
Owner-occupied commercial	1,808,779	1,061	1,809,840
1-4 family mortgage	763,639	1,463	765,102
Other mortgage	2,353,121	4,691	2,357,812
Total real estate mortgage	4,925,539	7,215	4,932,754
Consumer	64,254	20	64,274
Total	$8,798,340	$14,471	$8,812,811

December 31, 2020	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,284,180	$11,720	$3,295,900
Real estate - construction	593,380	234	593,614
Real estate - mortgage:
Owner-occupied commercial	1,692,169	1,259	1,693,428
1-4 family mortgage	710,817	875	711,692
Other mortgage	2,101,379	4,805	2,106,184
Total real estate mortgage	4,504,365	6,939	4,511,304
Consumer	64,809	61	64,870
Total	$8,446,734	$18,954	$8,465,688

Loans by past due status as of September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL
	(In Thousands)
Commercial, financial and agricultural	$193	$77	$36	$306	$6,966	$2,920,573	$2,927,845	$4,233
Real estate - construction	-	-	-	-	234	887,704	887,938	-
Real estate - mortgage:
Owner-occupied commercial	289	-	-	289	1,061	1,808,490	1,809,840	1,061
1-4 family mortgage	200	622	579	1,401	884	762,817	765,102	368
Other mortgage	-	-	4,691	4,691	-	2,353,121	2,357,812	-
Total real estate - mortgage	489	622	5,270	6,381	1,945	4,924,428	4,932,754	1,429
Consumer	56	51	20	127	-	64,147	64,274	-
Total	$738	$750	$5,326	$6,814	$9,145	$8,796,852	$8,812,811	$5,662

December 31, 2020	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL
	(In Thousands)
Commercial, financial and agricultural	$92	$1,738	$11	$1,841	$11,709	$3,282,350	$3,295,900	$5,101
Real estate - construction	-	-	-	-	234	593,380	593,614	-
Real estate - mortgage:
Owner-occupied commercial	-	995	-	995	1,259	1,691,174	1,693,428	467
1-4 family mortgage	61	1,073	104	1,238	771	709,683	711,692	512
Other mortgage	18	-	4,805	4,823	-	2,101,361	2,106,184	-
Total real estate - mortgage	79	2,068	4,909	7,056	2,030	4,502,218	4,511,304	979
Consumer	64	13	61	138	-	64,732	64,870	-
Total	$235	$3,819	$4,981	$9,035	$13,973	$8,442,680	$8,465,688	$6,080

As described in Note 9 - Recently Adopted Accounting Pronouncements, the Company adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At September 30, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on-line over the next year.

The Company uses a loss-rate method to estimate expected credit losses for its C&I lines of credit and credit card pools. The C&I lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach. This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD. These two inputs are then applied to the outstanding pool balance. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool. A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool. Management has applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature. An expected loss ratio is applied based on internal and peer historical losses.

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

The following table presents changes in the allowance for credit losses, and allowance for loan losses, segregated by loan type, for the three and nine months ended September 30, 2021 and September 30, 2020.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended September 30, 2021
Allowance for credit losses:
Balance at June 30, 2021	$42,433	$22,413	$38,530	$1,294	$104,670
Charge-offs	(1,541)	-	(208)	(86)	(1,835)
Recoveries	140	-	4	8	152
Provision	(144)	2,124	3,681	302	5,963
Balance at September 30, 2021	$40,888	$24,537	$42,007	$1,518	$108,950

	Three Months Ended September 30, 2020
Allowance for loan losses:
Balance at June 30, 2020	$47,986	$4,531	$38,399	$591	$91,507
Charge-offs	(11,146)	-	(200)	(44)	(11,390)
Recoveries	12	-	12	15	39
Provision	12,421	(441)	304	-	12,284
Balance at September 30, 2020	$49,273	$4,090	$38,515	$562	$92,440

	Nine Months Ended September 30, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(2,168)	-	(279)	(227)	(2,674)
Recoveries	464	52	68	32	616
Provision	6,222	8,428	8,496	(80)	23,066
Balance at September 30, 2021	$40,888	$24,537	$42,007	$1,518	$108,950

	Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Charge-offs	(15,144)	(830)	(4,397)	(165)	(20,536)
Recoveries	158	2	26	55	241
Provision	20,593	2,150	13,233	175	36,151
Balance at September 30, 2020	$49,273	$4,090	$38,515	$562	$92,440

The following table details the allowance for loan losses and recorded investment in loans by impairment evaluation method as of  September 30, 2020, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

We maintain an allowance for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $3.0 million at September 30, 2021 and $2.2 million at December 31, 2020.  The provision expense for unfunded commitments was reduced by $300,000 for the three months ended September 30, 2021 and was $800,000 for the nine months ended September 30, 2021. The provision expense for unfunded commitments was $0 for both corresponding periods in 2020.  Prior to January 1, 2020, except quarterly periods in 2020 which were not restated, the allowance for losses on unfunded loan commitments was calculated using an incurred losses methodology.

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

		Accounts				ACL
September 30, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$16,299	$21,941	$16,430	$5,275	$59,945	$7,613
Real estate - construction	235	-	-	-	235	14
Real estate - mortgage:
Owner-occupied commercial	1,059	1,002	-	-	2,061	557
1-4 family mortgage	1,804	-	-	24	1,828	66
Other mortgage	12,901	-	-	-	12,901	-
Total real estate - mortgage	15,764	1,002	-	24	16,790	623
Consumer	-	-	-	-	-	-
Total	$32,298	$22,943	$16,430	$5,299	$76,970	$8,250

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,373	$27,952	$16,877	$4,594	$68,796	$7,142
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	2,012	971	-	12	2,995	499
1-4 family mortgage	3,264	-	-	24	3,288	48
Other mortgage	13,191	-	-	-	13,191	-
Total real estate - mortgage	18,467	971	-	36	19,474	547
Consumer	-	-	-	-	-	-
Total	$38,075	$28,923	$16,877	$4,630	$88,505	$7,690

On March 22, 2020, an Interagency Statement was issued by banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, there were 18 loans outstanding totaling $2.7 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. All of these remaining deferrals are  principal and interest deferrals. The CARES Act precluded all of the Company’s COVID-19 loan modifications from being classified as a TDR as of September 30, 2021.

Troubled Debt Restructurings (“TDR”) at September 30, 2021, December 31, 2020 and September 30, 2020 totaled $‐‐2.9 million, $1.5 million and $2.7 million, respectively. The portion of those TDRs accruing interest at September 30, 2021, December 31, 2020 and September 30, 2020 totaled $437,000, $818,000 and $1.8 million, respectively. The following tables present loans modified in a TDR during three and nine months ended September 30, 2021 and September 30, 2020 by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	-	$-	$-	2	$1,155	$1,155
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	1	991	991
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	-	-	-	1	991	991
Consumer	-	-	-	-	-	-
	-	$-	$-	3	$2,146	$2,146

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$214	$214	2	$564	$564
Real estate - construction	1	357	357	1	357	357
Real estate - mortgage:
Owner-occupied commercial	1	611	611	1	611	611
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	1	611	611	1	611	611
Consumer	-	-	-	-	-	-
	3	$1,182	$1,182	4	$1,532	$1,532

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and nine months ended  September 30, 2021 and September 30, 2020, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10.2 years. At September 30, 2021, the Company had lease right-of-use assets and lease liabilities totaling $18.8 million and $19.4 million, respectively, compared to $10.5 million and $10.6 million, respectively, at December 31, 2020 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of September 30, 2021 are as follows:

September 30, 2021
(In Thousands)
2021 (remaining)	$991
2022	4,013
2023	3,520
2024	2,566
2025	2,481
thereafter	7,411
Total lease payments	21,308
Less: imputed interest	(1,455)
Present value of operating lease liabilities	$19,424

As of September 30, 2021, the weighted average remaining term of operating leases is 6.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.47%.

Operating cash flows related to leases were $967,000 and $2.5 million for the three and nine months ended September 30, 2021, respectively, compared to $855,000 and $2.6 million for the three and nine months ended September 30, 2020, respectively.

Lease costs during the three and nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating lease cost	$1,048	$876
Short-term lease cost	-	13
Variable lease cost	148	77
Sublease income	(24)	(25)
Net lease cost	$1,172	$941

	Nine Months Ended September 30,
	2021	2020
Operating lease cost	$2,960	$2,623
Short-term lease cost	-	45
Variable lease cost	346	165
Sublease income	(86)	(70)
Net lease cost	$3,220	$2,763

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock-based compensation plan as described below. The compensation cost that has been charged to earnings for the plan was $461,000 and $1.3 million for the three and nine months ended September 30, 2021 and $340,000 and $969,000 for the three and nine months ended September 30, 2020.

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

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021 was $12.73. There were no grants of stock options during the nine months ended  September 30, 2020.

The following table summarizes stock option activity during the nine months ended September 30, 2021 and September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2021:
Outstanding at January 1, 2021	640,950	$18.14	4.6	$16,981
Granted	500	32.60	7.7	23
Exercised	(257,200)	12.46	3.2	16,805
Forfeited	(9,000)	16.57	2.1	256
Outstanding at September 30, 2021	375,250	$19.56	4.1	$22,438

Exercisable at September 30, 2021	281,000	$12.79	3.0	$18,565

Nine Months Ended September 30, 2020:
Outstanding at January 1, 2020	965,248	$15.19	4.9	$21,911
Granted	-	-	-	-
Exercised	(279,300)	11.36	3.2	6,330
Forfeited	(18,000)	30.79	6.4	58
Outstanding at September 30, 2020	667,948	$16.37	4.5	$11,720

Exercisable at September 30, 2020	209,200	$12.41	3.2	$4,425

As of September 30, 2021, there was $467,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.7 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2021, there was $3.5 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.4 years of the restricted stock’s vesting period.

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

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2021:
Non-vested at January 1, 2021	84,307	$34.92	-	$-
Granted	69,295	48.92	12,437	37.05
Vested	(13,024)	28.44	-	-
Forfeited	(11,725)	39.59	-	-
Non-vested at September 30, 2021	128,853	$42.68	12,437	$37.05

Nine Months Ended September 30, 2020:
Non-vested at January 1, 2020	71,290	$31.53	-	$-
Granted	29,067	33.20	-	-
Vested	(19,928)	23.64	-	-
Forfeited	-	-	-	-
Non-vested at September 30, 2020	80,429	$34.09	-	$-

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At September 30, 2021 the interest rate cap had a fair value of $314,000 and remaining term of 1.6 years.

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2021 and December 31, 2020 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, gave financial institutions the option to delay adoption of CECL. The Company elected to delay its adoption of the update until December 31, 2020, with an effective retrospective adoption date of January 1, 2020. Amounts reported for periods beginning on or after January 1, 2020 are presented under ASC 326, except quarterly periods in 2020, which were not restated under CECL and all prior period information is presented in accordance with previously applicable GAAP. Based on prevailing economic conditions and forecasts as of January 1, 2020, the Company recognized a cumulative net increase to retained earnings of $1.1 million, net of tax, attributable to a decrease in the allowance for credit losses of $2.0 million, an increase in the allowance for off balance sheet credit exposures of $0.5 million, and a decrease in deferred tax assets of $0.4 million. This was the result of implementing a more quantitative methodology. The commercial, financial, and agricultural loan category decreased $8.2 million due to the portfolio primarily consisting of loans with generally short contractual maturities. This was partially offset by an increase of $6.2 million in the real estate – construction loan category due to the application of peer loss rates within the discounted cash flow pool reserve methodology. Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience in this category.

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

In August 2021, the FASB issued ASU No. 2021-06 Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU amends and adds various SEC paragraphs to the codification pursuant to the issuance of SEC Final Rule Releases No. 33-10786 and No. 33-10835 issued to improve disclosure rules. The ASU is effective upon issuance. The adoption of this disclosure guidance did not have a material impact on the Company's consolidated financial statements

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is intended to simplify accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The update removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The update also simplifies the diluted earnings per share calculation in certain areas. The update is effective for the Company for its fiscal year beginning after December 15, 2021, including interim periods within those years. Early adoption will be permitted. The Company does not currently have any affected convertible debt instruments outstanding so it does not believe that the update will have an impact on its consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments” which amends guidance so that lessors are no longer required to record a selling loss at lease commencement for a lease with any variable lease payments that do not depend on an index or rate. A lessor would classify such leases as an operating lease rather than a sales-type or direct financing lease. The update is effective for the Company for its fiscal year beginning after December 15, 2021, including interim periods within those years. The Company does not expect adoption of ASU 2021-05 to have an impact on its consolidated financial statements.

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

Debt Securities. Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on pricing services provided by independent vendors. Such independent pricing services are to advise the Company on the carrying value of the securities available for sale portfolio. As part of the Company’s procedures, the price provided from the service is evaluated for reasonableness given market changes. When a questionable price exists, the Company investigates further to determine if the price is valid. If needed, other market participants may be utilized to determine the correct fair value. The Company has also reviewed and confirmed its determinations in discussions with the pricing source regarding their methods of price discovery. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. The Company periodically buys corporate debt securities in private placement transactions.  Level 2 inputs are not available for these securities.  The Company uses average observable prices of similar corporate securities owned by the Company to value such securities and are classified in Level 3 of the hierarchy.  The weighted average value observed for the Company’s other similar corporate securities was 4% as of September 30, 2021.

Derivative instruments. The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate curves, adjusted for counterparty credit risk. These measurements are classified as level 2 within the valuation hierarchy.

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of September 30, 2021 was 0% to 60% and 23.8%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2020 was 0% to 56% and 22.3% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $113,000 and $3.4 million during the three and nine months ended September 30, 2021, respectively, and $11.2 million and $20.0 million during the three and nine months ended September 30, 2020, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of September 30, 2021 was 8% to 25% and 10%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2020 was 5% to 27% and 12.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $115,000 and $1.1 million was recognized for the three and nine months ended September 30, 2021, respectively, and $86,000 and $2.5 million for the three and nine months ended September 30, 2020, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loans with a balance of $72,000 foreclosed and classified as OREO as of September 30, 2021, compared to no residential real estate loan foreclosure as of December 31, 2020.

One residential real estate loan for $150,000 was in the process of being foreclosed as of September 30, 2021. There were no residential real estate loans in process of foreclosure as of December 31, 2020.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$14,179	$-	$14,179
Government agencies	-	9,084	-	9,084
Mortgage-backed securities	-	298,548	-	298,548
State and municipal securities	-	21,597	-	21,597
Corporate debt	-	362,898	17,018	379,916
Total available-for-sale debt securities	-	706,306	17,018	723,324
Interest rate cap derivative	-	314	-	314
Total assets at fair value	$-	$706,620	$17,018	$723,638

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$-	$14,357	$-	$14,357
Government agencies	-	15,458	-	15,458
Mortgage-backed securities	-	495,109	-	495,109
State and municipal securities	-	38,115	-	38,115
Corporate debt	-	323,649	-	323,649
Total available-for-sale debt securities		886,688		886,688
Interest rate cap derivative	-	139	-	139
Total assets at fair value	$-	$886,827	$-	$886,827

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$79,935	$79,935
Other real estate owned and repossessed assets	-	-	2,068	2,068
Total assets at fair value	$-	$-	$82,003	$82,003

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$80,815	$80,815
Other real estate owned and repossessed assets	-	-	6,497	6,497
Total assets at fair value	$-	$-	$87,312	$87,312

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

In the case of the investment securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2021, there were four transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2021 and September 30, 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the Three months ended September 30,		For the Nine months ended September 30,
	2021	2020	2021	2020
	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$14,994	$6,596	$-	$6,596
Transfers into Level 3	-	-	6,000	-
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	24	(15)	518	(15)
Purchases	5,500	-	18,000	-
Transfers out of Level 3	(3,500)	-	(7,500)	-
Fair value, end of period	$17,018	$6,581	$17,018	$6,581

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$4,399,786	$4,399,786	$2,209,640	$2,209,640

Level 2 inputs:
Federal funds sold	44,700	44,700	1,771	1,771
Held to maturity debt securities	261,026	261,026	-	-
Mortgage loans held for sale	578	574	14,425	14,497

Level 3 inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	8,623,926	8,564,829	8,296,931	8,387,718

Financial liabilities:
Level 2 inputs:
Deposits	$12,078,670	$12,084,052	$9,975,724	$9,987,665
Federal funds purchased	1,286,756	1,286,756	851,545	851,545
Other borrowings	64,701	65,500	64,748	65,560

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 and September 30, 2020.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: the global health and economic crisis precipitated by the COVID-19 outbreak; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak, including but not limited to, the restaurant, hospitality and retail sectors; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-bank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for fiscal year 2021 and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides business and personal financial services through 21 full-service banking offices located in Birmingham, Huntsville, Mobile, Montgomery and Dothan, Alabama, Northwest Florida, West Central Florida, Nashville, Tennessee, Atlanta, Georgia, and Charleston, South Carolina. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Overview of Quarter and Year-to-Date Results

As of September 30, 2021, we had consolidated total assets of $14.60 billion, up $2.67 billion, or 22.4%, from total assets of $11.93 billion at December 31, 2020. Total loans were $8.81 billion at September 30, 2021, up $347.1 million, or 4.1%, from $8.47 billion at December 31, 2020. Total deposits were $12.08 billion at September 30, 2021, up $2.10 billion, or 21.1%, from $9.98 billion at December 31, 2020.

Net income available to common stockholders for the three months ended September 30, 2021 was $52.5 million, up $9.1 million, or 21.0%, from $43.4 million for the three months ended September 30, 2020. Basic and diluted earnings per common share were $0.97 and $0.96 for the three months ended September 30, 2021, compared to $0.80 and $0.80, respectively, for the corresponding period in 2020.

Net income available to common stockholders for the nine months ended September 30, 2021 was $154.0 million, up $35.4 million, or 29.9%, from $118.6 million for the corresponding period in 2020. Basic and diluted earnings per common share were $2.84 and $2.83, respectively, for the nine months ended September 30, 2021, compared to $2.20 and $2.19, respectively, for the corresponding period in 2020.

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

Financial Condition

Cash and Cash Equivalents

At September 30, 2021, we had $44.7 million in federal funds sold, compared to $1.8 million at December 31, 2020. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2021, we had $4.21 billion in balances at the Federal Reserve, compared to $1.92 billion at December 31, 2020. The increase in balances kept at the Federal Reserve in 2021 result from federal stimulus funds on deposit with us by our customers stemming from the COVID-19 pandemic.

Debt Securities

Debt securities available for sale totaled $723.3 million at September 30, 2021 and $886.7 million at December 31, 2020. Investment securities held to maturity totaled $261.2 million at September 30, 2021 and $250,000 at December 31, 2020. During the third quarter of 2021, we transferred, at fair value, $261.3 million of mortgage-backed securities from the available for sale portfolio to the held to maturity portfolio. The unrealized after-tax gain of $5.6 million associated with these securities remained in accumulated other comprehensive income and will be amortized over their remaining life, offsetting the related amortization of discount on the transferred securities. We had paydowns of $143.9 million on mortgage-backed securities and government agencies, maturities of $44.0 million on municipal bonds, corporate securities and treasury securities, and calls of $35.1 million on U.S. government agencies and municipal securities during the nine months ended September 30, 2021. We recognized a $620,000 gain on the call of a corporate bond during the second quarter of 2021. We purchased $218.7 million in mortgage-backed securities and $80.0 million in corporate securities during the first nine months of 2021. For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2021 and December 31, 2020, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

The Company does not invest in collateralized debt obligations (“CDOs”). At September 30, 2021, we had $379.4 million of bank holding company subordinated notes. If rated, all of these notes were rated BBB or better by Kroll Bond Rating Agency at the time of our investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio at September 30, 2021 has a combined average credit rating of AA.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes was $536.0 million and $477.6 million as of September 30, 2021 and December 31, 2020, respectively.

Loans

We had total loans of $8.81 billion at September 30, 2021, an increase of $347.1 million, or 4.1%, compared to $8.47 billion at December 31, 2020. Excluding the impact of PPP loan origination and forgiveness, we grew our loans by $859.9 million, or 11.4% from December 31, 2020 to September 30, 2021. We originated approximately 7,400 PPP loans totaling $1.5 billion during the Covid-19 pandemic. Over 6,300 of these loans had a balance of less than $350,000.

As of September 30, 2021, there are 18 loans outstanding totaling $2.7 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. All of these payment deferrals were principal and interest deferrals. The amount of accrued interest related to payment deferrals provided by the CARES Act on all loans originated to date totaled $4.1 million at September 30, 2021. These deferrals were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At September 30, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to remain above pre-pandemic levels over the forecast period with an improved national GDP growth rate as the economy comes back on-line over the next year.

The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See “Note 5 – Loans” in our Notes to Consolidated Financial Statements.

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

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$8,812,811	$8,508,554	$8,812,811	$8,508,554
Average loans outstanding, net of unearned income	$8,680,174	$8,365,155	$8,613,172	$8,021,262
Allowance for credit losses at beginning of period	104,670	-	87,942
Allowance for loan losses at beginning of period	-	91,507	-	76,584
Charge-offs:
Commercial, financial and agricultural loans	1,541	11,146	2,168	15,144
Real estate - construction	-	-	-	830
Real estate - mortgage	208	200	279	4,397
Consumer loans	86	44	227	165
Total charge-offs	1,835	11,390	2,674	20,536
Recoveries:
Commercial, financial and agricultural loans	140	12	464	158
Real estate - construction	-	-	52	2
Real estate - mortgage	4	12	68	26
Consumer loans	8	15	32	55
Total recoveries	152	39	616	241
Net charge-offs	1,683	11,351	2,058	20,295
Provision for credit losses	5,963	12,284	23,066	36,151
Allowance for credit losses at period end	$108,950	$-	$108,950	$-
Allowance for loan losses at period end	$-	$92,440	$-	$92,440
Allowance for credit losses to period end loans	1.24%	-%	1.24%	-%
Allowance for loan losses to period end loans	-%	1.09%	-%	1.09%
Net charge-offs to average loans	0.08%	0.54%	0.03%	0.34%

		Percentage of loans
		in each category
September 30, 2021	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$40,888	33.22%
Real estate - construction	24,537	10.08%
Real estate - mortgage	42,007	55.97%
Consumer	1,518	0.73%
Total	$108,950	100.00%

		Percentage of loans
		in each category
December 31, 2020	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$36,370	38.93%
Real estate - construction	16,057	7.01%
Real estate - mortgage	33,722	53.29%
Consumer	1,793	0.77%
Total	$87,942	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased to $14.5 million at September 30, 2021, compared to $19.0 million at December 31, 2020. Of this total, nonaccrual loans of $9.1 million at September 30, 2021 represented a net decrease of $4.9 million from nonaccrual loans at December 31, 2020. Excluding credit card accounts, there were five loans 90 or more days past due and still accruing totaling $5.3 million at September 30, 2021, compared to one loan totaling $4.9 million at December 31, 2020. Troubled Debt Restructurings (“TDR”) at September 30, 2021 and December 31, 2020 were $2.9 million and $1.4 million, respectively.

OREO and repossessed assets decreased to $2.1 million at September 30, 2021, from $6.5 million at December 31, 2020. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at beginning of period	$6,497	$8,178
Transfers from loans and capitalized expenses	1,419	2,406
Proceeds from sales	(911)	(1,780)
Internally financed sales	(3,779)	-
Write-downs / net gain (loss) on sales	(1,158)	(1,828)
Balance at end of period	$2,068	$6,976

The following table summarizes our nonperforming assets and TDRs at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$6,966	23	$11,709	22
Real estate - construction	234	1	234	1
Real estate - mortgage:
Owner-occupied commercial	1,061	2	1,259	4
1-4 family mortgage	884	9	771	7
Other mortgage	-	-	-	-
Total real estate - mortgage	1,945	11	2,030	11
Consumer	-	-	-	-
Total Nonaccrual loans:	$9,145	35	$13,973	34

90+ days past due and accruing:
Commercial, financial and agricultural	$36	5	$11	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	579	4	104	1
Other mortgage	4,691	1	4,805	1
Total real estate - mortgage	5,270	5	4,909	2
Consumer	20	17	61	25
Total 90+ days past due and accruing:	$5,326	27	$4,981	29

Total Nonperforming Loans:	$14,471	62	$18,954	63

Plus: Other real estate owned and repossessions	2,068	7	6,497	11
Total Nonperforming Assets	$16,539	69	$25,451	74

Restructured accruing loans:
Commercial, financial and agricultural	$437	2	$818	3
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$437	2	$818	3

Total Nonperforming assets and restructured accruing loans	$16,976	71	$26,269	77

Ratios:
Nonperforming loans to total loans	0.16%		0.22%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.19%		0.30%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.19%		0.31%

The balance of nonperforming assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on a loan (i.e., place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent if management believes that the collection of interest is not expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the allowance for credit losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal.

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of September 30, 2021, the Company carries $4.1 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $5.8 million at December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

Total deposits were $12.08 billion at September 30, 2021, an increase of $2.10 billion, or 21.1%, over $9.98 billion at December 31, 2020. Increased growth rates during 2020 and 2021 have been the result of PPP lending in which our borrowers have retained portions of their proceeds in the Bank. We believe that these increased deposit balances will be temporary in nature. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Noninterest-bearing demand	$4,366,655	36.15%	$2,788,772	27.96%
Interest-bearing demand	6,780,830	56.14%	6,276,910	62.92%
Savings	121,626	1.01%	89,418	0.90%
Time deposits , $250,000 and under	259,585	2.15%	273,301	2.74%
Time deposits, over $250,000	499,974	4.14%	497,323	4.99%
Brokered time deposits	50,000	0.41%	50,000	0.50%
	$12,078,670	100.00%	$9,975,724	100.00%

The following table presents the maturities of our time deposits as of September 30, 2021 and December 30, 2020.

At September 30, 2021	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$181,832	$22,295	$204,127
Over three through six months	167,216	26,307	193,523
Over six months through one year	324,548	35,799	360,347
Over one year	1,500	50,062	51,562
Total	$675,096	$134,463	$809,559

At December 31, 2020	$100,000 and greater	Less than $100,000	Total
Maturity	(In Thousands)
Three months or less	$117,505	$18,996	$136,501
Over three through six months	132,828	18,866	151,694
Over six months through one year	215,578	23,116	238,694
Over one year	216,617	74,119	290,736
Total	$682,528	$135,097	$817,625

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.29 billion and $851.5 million at September 30, 2021 and December 31, 2020, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.21% for the quarter ended September 30, 2021. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2021, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $5.03 billion. At September 30, 2021, the Bank had borrowing availability of approximately $986.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs.

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

The following table reflects the contractual maturities of our term liabilities as of September 30, 2021. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Payments due by Period
			Over 1 - 3	Over 3 - 5
	Total	Less than 1 year	years	years	Over 5 years
	(In Thousands)
Contractual Obligations (1)

Deposits without a stated maturity	$11,269,111	$-	$-	$-	$-
Certificates of deposit (2)	759,559	577,599	157,063	24,897	-
Brokered certificates of deposit	50,000	-	50,000	-	-
Federal funds purchased	1,286,756	1,286,756	-	-	-
Subordinated debentures	64,750	-	-	-	64,750
Operating lease commitments	19,424	874	6,826	4,639	7,085
Total	$13,449,600	$1,865,499	$213,789	$29,469	$71,732

(1)	Excludes interest.
(2)

Certificates of deposit give customers the right to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2021 was $1.11 billion, or 7.63% of total assets.  At December 31, 2020, total stockholders’ equity attributable to us was $992.4 million, or 8.32% of total assets. The decline in the ratio of capital to assets is the result of increased deposits during 2021.  We believe a large portion of these increased deposits to be temporary in nature, although we cannot project when they might be withdrawn.

As of September 30, 2021, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2021, December 31, 2020 and September 30, 2020:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,081,750	10.46%	$465,322	4.50%	N/A	N/A
ServisFirst Bank	1,143,936	11.06%	465,264	4.50%	$672,047	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,082,250	10.47%	620,429	6.00%	N/A	N/A
ServisFirst Bank	1,144,436	11.07%	620,352	6.00%	827,135	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,258,901	12.17%	827,239	8.00%	N/A	N/A
ServisFirst Bank	1,256,386	12.15%	827,135	8.00%	1,033,919	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,082,250	7.80%	554,910	4.00%	N/A	N/A
ServisFirst Bank	1,144,436	8.25%	554,858	4.00%	693,572	5.00%

As of December 31, 2020
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$958,300	10.50%	$410,816	4.50%	N/A	N/A
ServisFirst Bank	1,018,031	11.15%	410,766	4.50%	$593,328	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	958,800	10.50%	547,755	6.00%	N/A	N/A
ServisFirst Bank	1,018,531	11.16%	547,688	6.00%	730,250	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,113,690	12.20%	730,340	8.00%	N/A	N/A
ServisFirst Bank	1,108,673	12.15%	730,250	8.00%	912,813	10.00%
Tier 1 Capital to Average Assets:
Consolidated	958,800	8.23%	465,980	4.00%	N/A	N/A
ServisFirst Bank	1,018,531	8.75%	465,448	4.00%	581,810	5.00%

As of September 30, 2020
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$916,373	11.24%	$366,802	4.50%	N/A	N/A
ServisFirst Bank	978,584	12.01%	366,724	4.50%	$529,712	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	916,873	11.25%	489,070	6.00%	N/A	N/A
ServisFirst Bank	979,084	12.01%	488,965	6.00%	651,953	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,067,583	13.10%	652,093	8.00%	N/A	N/A
ServisFirst Bank	1,072,024	13.15%	651,953	8.00%	814,941	10.00%
Tier 1 Capital to Average Assets:
Consolidated	916,873	8.22%	446,428	4.00%	N/A	N/A
ServisFirst Bank	979,084	8.78%	446,243	4.00%	557,804	5.00%

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

Financial instruments whose contract amounts represent credit risk at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)
Commitments to extend credit	$3,332,764	$2,606,258
Credit card arrangements	350,929	286,128
Standby letters of credit	56,077	66,208
	$3,739,770	$2,958,594

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2021 was $52.5 million compared to net income and net income available to common stockholders of $43.4 million for the three months ended September 30, 2020. Net income and net income available to common stockholders for the nine months ended September 30, 2021 was $154.0 million compared to net income and net income available to common stockholders of $118.6 million for the nine months ended September 30, 2020. For the three months ended September 30, 2021 compared to 2020 net interest income increased $11.2 million. The increase in net interest income for the three and nine-month periods is primarily attributable to growth in average earning assets and non-interest-bearing deposit balances. Decreases in provision for credit losses of $6.3 million and $13.1 million for the three and nine-month periods also contributed to the increase in net income for the comparative periods.  Non-interest income also contributed to the increased net income in the nine-month period, increasing $4.2 million, or 19.2%, to $26.1 million. Increases in non-interest expense of $7.8 million and $11.3 million and increases in income tax expense of $472,000 and $8.0 million, respectively, for the three and nine months ended September 30, 2021 compared to 2020 partially offset increases in income.

Basic and diluted net income per common share were $0.97 and $0.96, respectively, for the three months ended September 30, 2021, compared to $0.80 for the corresponding period in 2020. Basic and diluted net income per common share were $2.84 and $2.83, respectively, for the nine months ended September 30, 2021, compared to $2.20 and $2.19, respectively, for the corresponding period in 2020. Return on average assets for the three and nine months ended September 30, 2021 was 1.50% and 1.58% compared to 1.54%, respectively, for the corresponding periods in 2020. Return on average common stockholders’ equity for the three and nine months ended September 30, 2021 was 18.93% and 19.45%, respectively, compared to 18.43% and 17.73%, respectively, for the corresponding periods in 2020.

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

Taxable-equivalent net interest income increased $11.2 million, or 13.2%, to $96.4 million for the three months ended September 30, 2021 compared to $85.2 million for the corresponding period in 2020, and increased $37.4 million, or 15.2%, to $283.6 million for the nine months ended September 30, 2021 compared to $246.2 million for the corresponding period in 2020.  This increase was primarily attributable to growth in average earning assets, which increased $2.66 billion, or 24.7%, from the third quarter of 2020 to the third quarter of 2021, and $2.65 billion, or 26.9%, from the nine months ended September 30, 2020 to the same period in 2021. The taxable-equivalent yield on interest-earning assets decreased to 3.08% for the three months ended September 30, 2021 from 3.55% for the corresponding period in 2020, and decreased to 3.28% for the nine months ended September 30, 2021 from 3.90% for the corresponding period in 2020.  The yield on loans for the three months ended September 30, 2021 was 4.39% compared to 4.26% for the corresponding period in 2020, and 4.43% compared to 4.47% for the nine months ended September 30, 2021 and September 30, 2020, respectively.  The cost of total interest-bearing liabilities decreased to 0.35% for the three months ended September 30, 2021 compared to 0.59% for the corresponding period in 2020, and decreased to 0.37% for the nine months ended September 30, 2021 from 0.81% for the corresponding period in 2020.  Net interest margin for the three months ended September 30, 2021 was 2.85% compared to 3.14% for the corresponding period in 2020, and 3.03% for the nine months ended September 30, 2021 compared to 3.33% for the corresponding period in 2020.  The Federal Open Market Committee of the Federal Reserve Bank has recently signaled that it would discontinue buying assets in the open market and possibly start raising interest rates in an effort to control inflation.  Higher interest rates could benefit our loan interest income in the future.

The following tables show, for the three and nine months ended September 30, 2021 and September 30, 2020, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$8,653,632	$95,870	4.40%	$8,335,087	$89,236	4.26%
Tax-exempt (2)	26,542	271	4.05	30,068	313	4.14
Total loans, net of unearned income	8,680,174	96,141	4.39	8,365,155	89,549	4.26
Mortgage loans held for sale	7,050	30	1.69	20,053	71	1.41
Investment securities:
Taxable	969,715	6,544	2.70	820,526	5,858	2.86
Tax-exempt (2)	12,382	74	2.39	31,880	200	2.51
Total investment securities (3)	982,097	6,618	2.70	852,406	6,058	2.84
Federal funds sold	8,551	4	0.19	41,884	16	0.15
Interest-bearing balances with banks	3,761,652	1,507	0.16	1,500,563	506	0.13
Total interest-earning assets	$13,439,524	$104,300	3.08	$10,780,061	$96,200	3.55
Non-interest-earning assets:
Cash and due from banks	90,034			75,065
Net fixed assets and equipment	62,845			56,799
Allowance for credit losses, accrued interest and other assets	315,178			281,196
Total assets	$13,907,581			$11,193,121

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,431,420	$694	0.19%	$1,077,595	$840	0.31%
Savings deposits	122,579	54	0.17	82,671	75	0.36
Money market accounts	5,328,291	3,492	0.26	4,739,566	5,188	0.44
Time deposits	806,108	2,341	1.15	841,378	3,773	1.78
Total interest-bearing deposits	7,688,398	6,581	0.34	6,741,210	9,876	0.58
Federal funds purchased	1,205,327	643	0.21	682,971	375	0.22
Other borrowings	64,694	692	4.23	64,717	777	4.78
Total interest-bearing liabilities	$8,958,419	$7,916	0.35%	$7,488,898	$11,028	0.59%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	3,800,972			2,728,513
Other liabilities	48,060			39,537
Stockholders' equity	1,078,987			917,626
Accumulated other comprehensive income	21,143			18,547
Total liabilities and stockholders' equity	$13,907,581			$11,193,121
Net interest income		$96,384			$85,172
Net interest spread			2.73%			2.96%
Net interest margin			2.85%			3.14%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $7,203 and $5,193 are included in interest income in the third quarter of 2021 and 2020, respectively. Loan fees include accretion of PPP loan fees.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(3)	Unrealized gains of $26,709 and $23,418 are excluded from the yield calculation in the third quarter of 2021 and 2020, respectively.

	For the Three Months Ended September 30,
	2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$3,613	$3,021	$6,634
Tax-exempt	(35)	(7)	(42)
Total loans, net of unearned income	3,578	3,014	6,592
Mortgages held for sale	(53)	12	(41)
Debt securities:
Taxable	1,034	(348)	686
Tax-exempt	(117)	(9)	(126)
Total debt securities	917	(357)	560
Federal funds sold	(15)	3	(12)
Interest-bearing balances with banks	892	109	1,001
Total interest-earning assets	$5,319	$2,781	$8,100

Interest-bearing liabilities:
Interest-bearing demand deposits	$229	$(375)	$(146)
Savings	27	(48)	(21)
Money market accounts	588	(2,284)	(1,696)
Time deposits	(152)	(1,280)	(1,432)
Total interest-bearing deposits	692	(3,987)	(3,295)
Federal funds purchased	280	(12)	268
Other borrowed funds	-	(85)	(85)
Total interest-bearing liabilities	972	(4,084)	(3,112)
Increase in net interest income	$4,347	$6,865	$11,212

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was favorable as loan yields increased 13 basis points and average rates paid on interest-bearing liabilities decreased 24 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended September 30, 2021 compared to the same period in 2020.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2021			2020
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)
Taxable	$8,586,180	$284,548	4.43%	$7,989,750	$267,354	4.47%
Tax-exempt (3)	26,992	834	4.13	31,512	968	4.10
Total loans, net of unearned income	8,613,172	285,382	4.43	8,021,262	268,322	4.47
Mortgage loans held for sale	10,683	150	1.88	12,565	164	1.74
Investment securities:
Taxable	928,567	18,666	2.69	777,662	16,104	2.77
Tax-exempt (3)	16,748	315	2.51	38,014	709	2.49
Total investment securities (4)	945,315	18,981	2.68	815,676	16,813	2.75
Federal funds sold	9,558	11	0.15	76,733	327	0.57
Interest-bearing balances with banks	2,943,629	3,046	0.14	941,817	2,584	0.37
Total interest-earning assets	$12,522,357	$307,570	3.28%	$9,868,053	$288,210	3.90%
Non-interest-earning assets:
Cash and due from banks	127,963			72,482
Net fixed assets and equipment	60,448			57,435
Allowance for credit losses, accrued interest and other assets	318,745			258,263
Total assets	$13,029,513			$10,256,233

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,359,212	$1,954	0.19%	$1,009,332	$3,061	0.41%
Savings deposits	106,853	142	0.18	74,095	233	0.42
Money market accounts	5,236,809	10,348	0.26	4,363,630	21,871	0.67
Time deposits	805,523	7,854	1.30	841,583	12,212	1.94
Total interest-bearing deposits	7,508,397	20,298	0.36	6,288,640	37,377	0.79
Federal funds purchased	1,009,905	1,630	0.22	583,232	2,286	0.52
Other borrowings	64,691	2,070	4.28	64,712	2,338	4.83
Total interest-bearing liabilities	$8,582,993	$23,998	0.37%	$6,936,584	$42,001	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	3,295,530			2,376,029
Other liabilities	92,641			50,328
Stockholders' equity	1,038,336			878,271
Accumulated other comprehensive income	20,013			15,021
Total liabilities and stockholders' equity	$13,029,513			$10,256,233
Net interest income		$283,572			$246,209
Net interest spread			2.91%			3.09%
Net interest margin			3.03%			3.33%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $27,519 and $10,123 are included in interest income in 2021 and 2020, respectively.
(2)	Accretion on acquired loan discounts of $100 is included in interest income in 2020.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains of $25,276 and $18,955 are excluded from the yield calculation in 2021 and 2020, respectively.

	For the Nine Months Ended September 30,
	2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$19,564	$(2,370)	$17,194
Tax-exempt	(141)	7	(134)
Total loans, net of unearned income	19,423	(2,363)	17,060
Mortgages held for sale	(26)	12	(14)
Debt securities:
Taxable	3,032	(470)	2,562
Tax-exempt	(401)	7	(394)
Total debt securities	2,631	(463)	2,168
Federal funds sold	(172)	(144)	(316)
Interest-bearing balances with banks	2,843	(2,381)	462
Total interest-earning assets	$24,699	$(5,339)	$19,360

Interest-bearing liabilities:
Interest-bearing demand deposits	$837	$(1,944)	$(1,107)
Savings	77	(168)	(91)
Money market accounts	3,709	(15,232)	(11,523)
Time deposits	(504)	(3,854)	(4,358)
Total interest-bearing deposits	4,119	(21,198)	(17,079)
Federal funds purchased	1,125	(1,781)	(656)
Other borrowed funds	(1)	(267)	(268)
Total interest-bearing liabilities	5,243	(23,246)	(18,003)
Increase in net interest income	$19,456	$17,907	$37,363

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 44 basis points while loan yields decreased 4 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the nine months ended September 30, 2021 compared to the same period in 2020.

Provision for Credit Losses

The provision for credit losses was $6.0 million for the three months ended September 30, 2021, a decrease of $6.3 million from $12.3 million for the three months ended September 30, 2020, and was $23.1 million for the nine months ended September 30, 2021, a $13.1 million decrease compared to $36.2 million for the nine months ended September 30, 2020. The ACL for September 30, 2021 and December 31, 2020 was calculated under the current expected credit losses (“CECL”) methodology and totaled $109.0 million and $87.9 million, or 1.24% and 1.04% of loans, net of unearned income, respectively. The allowance for loan losses totaled $92.4 million, or 1.09% of loans, net of unearned income, at September 30, 2020 and was calculated under the incurred loss methodology.  Excluding PPP loans, the allowance for credit losses as a percentage of total loans under the CECL methodology at September 30, 2021 and June 30, 2021 was 1.29% and 1.30%, respectively, compared to 1.24% at September 30, 2020, under the incurred loss model. The increase in the ACL as a percent of total loans at September 30, 2021 from December 31, 2020 is largely the result of a net decrease in PPP loans totaling $513 million, which were excluded from the ACL, and $860 million in net loan growth, excluding PPP loans, during 2021.  This loan growth was primarily within our real estate – mortgage and real estate – construction loan categories which have increased $421 million and $294 million, respectively.  We added a new qualitative environmental factor to address the termination of the PPP for the effect it could have on various businesses that will need to be self-sustaining without the assistance of PPP as well as potential risk of nonpayment from SBA due to fraud within PPP loans.  This new qualitative factor totaled $3.5 million at June 30, 2021 and totaled $2.8 million at September 30, 2021.  Additionally, we allocated ACL totaling $1.7 million to address the risk associated with a newly downgraded commercial relationship at September 30, 2021.  Annualized net credit charge-offs to quarter-to-date average loans were 0.08% for the third quarter of 2021, compared to 0.54% for the corresponding period in 2020.  Annualized net credit charge-offs to year-to-date average loans were 0.03% for the nine months ended September 30, 2021, compared to 0.34% for the corresponding period in 2020.  Nonperforming loans decreased to $14.5 million, or 0.16% of total loans, at September 30, 2021 from $19.0 million, or 0.22% of total loans, at December 31, 2020, and were $26.6 million, or 0.31% of total loans, at September 30, 2020. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

Noninterest income totaled $8.0 million for the three months ended September 30, 2021, a decrease of $146,000 compared to the corresponding period in 2020, and totaled $26.1 million for the nine months ended September 30, 2021, an increase of $4.2 million, or 19.2%, compared to the corresponding period in 2020. Mortgage banking income decreased $1.1 million, or 43.5%, to $1.4 million for the three months ended September 30, 2021 compared to $2.5 million for the same period in 2020, and increased $1.2 million, or 20.6%, to $6.9 million for the nine months ended September 30, 2021 compared to $5.7 million for the same period in 2020.The number of mortgage loans originated during the third quarter of 2021 fell to 208 from 325 during the same quarter in 2020, and increased to 755  during the nine months ended September 30, 2021 compared to 734 mortgage loans originated during the same period in 2020 . Credit card income increased $203,000 to $2.0 million for the three months ended September 30, 2021 compared to the same period in 2020, and increased $144,000 to $5.1 million for the nine months ended September 30, 2021 compared to the same period in 2020. The number of credit card accounts increased approximately 31% and the aggregate amount of spend on all credit card accounts increased 43% during the third quarter of 2021 compared to the third quarter of 2020. Increase in cash surrender value of life insurance decreased $62,000, or 3.6%, to $1.7 million during the three months ended September 30, 2021, compared to the corresponding period in 2020, and increased $362,000, or 7.8%, to $5.0 million for the nine months ended September 30, 2021 compared to $4.7 million for the same period in 2020.The quarter-to-date decrease is the result of a decrease in crediting rates on existing policies while the year-to-date increase is the result of $40.0 million in new policies purchased in July 2020. Other income increased $900,000, or 343.5%, to $1.2 million for the three months ended September 30, 2021 compared to $262,000 for the same period in 2020, and increased $1.9 million, or 198.0%, to $2.9 million for the nine months ended September 30, 2021 compared to $972,000 for the same period in 2020. We wrote down the value of our interest rate cap by $98,000 during the third quarter of 2021 through other income compared to a write down of $343,000 during the third quarter of 2020. Merchant service revenue increased from $163,000 during the third quarter of 2020 to $375,000, or 30.1%, during the third quarter of 2021.

Noninterest Expense

Noninterest expense totaled $34.4 million for the three months ended September 30, 2021, an increase of $7.8 million, or 29.4%, compared to $26.6 million for the same period in 2020, and totaled $94.6 million for the nine months ended September 30, 2021, an increase of $11.3 million, or 13.6%, compared to $83.3 million for the same period in 2020.

Details of expense are as follows:

●

Salary and benefit expense increased $3.0 million, or 20.0%, to $18.0 million for the three months ended September 30, 2021, from $15.0 million for the same period in 2020, and increased $4.0 million, or 8.6%, to $50.4 million for the nine months ended September 30, 2021 from $46.4 million for the same period in 2020. Total employees increased from 496 as of September 30, 2020, to 518 as of September 30, 2021, or 4.4%. Accruals for annual incentives increased $2.2 million from the third quarter of 2020 to the third quarter of 2021, primarily due to recent increases in loan originations.

●

Equipment and occupancy expense increased $440,000, or 17.2%, to $3.0 million for the three months ended September 30, 2021 from $2.6 million for the corresponding period in 2020, and increased $1.1 million, or 14.9%, to $8.5 million for the nine months ended September 30, 2021 compared to $7.4 million for the corresponding period in 2020. We moved our Nashville, Tennessee office in early 2021 to expand our space and improve visibility and we opened new offices in Orlando, Florida and Columbus, Georgia during 2021.

●

Third party processing and other services increased $863,000, or 26.3%, to $4.1 million for the three months ended September 30, 2021, from $3.3 million for the corresponding period in 2020, and increased$1.1 million, or 11.1%, to $11.5 million for the nine months ended September 30, 2021 compared to $10.4 million for the corresponding period in 2020. We increased the number of correspondent banks for which we are processing transactions through the Federal Reserve Bank.

●

FDIC and other regulatory assessments increased $569,000, or 53.6%, to $1.6 million for the three months ended September 30, 2021 from $1.1 million for the corresponding period in 2020, and increased $1.6 million, or 55.2%, to $4.6 million for the nine months ended September 30, 2021 compared to $3.0 million for the corresponding period in 2020. Growth in total assets has increased our assessments. The Bank was reclassified as a large financial institution by the FDIC as of September 30, 2021.

●

OREO expense increased $4,000, or 3.4%, to $123,000 for the three months ended September 30, 2021, from $119,000 for the corresponding period in 2020, and decreased $1.2 million, or 59.5%, to $820,000 from $2.0 million for the nine months ended September 30, 2021 compared to the corresponding period in 2020. The third quarter of 2021 included a write-down in value of a property in our Atlanta region.

●

Other operating expenses increased $2.9 million, or 81.3%, to $6.5 million for the three months ended September 30, 2021, from $3.6 million for the corresponding period in 2020, and increased $4.6 million, or 41.7%, to $15.7 million from $11.1 million for the nine months ended September 30, 2021, compared to the corresponding period in 2020. We invested in federal new market tax credits in July 2021 and wrote down the investment by $2.8 million during the third quarter of 2021 with a charge to other operating expenses. We decreased our reserve for credit losses on unfunded loan commitments by $300,000 in the third quarter of 2021.

The following table presents our non-interest income and non-interest expense for the three-and-nine-month periods ending September 30, 2021, compared to the same periods in 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
Noninterest income:
Service charges on deposit accounts	$1,727	$1,818	$(91)	(5.0)%	$5,542	$5,557	$(15)	(0.3)%
Mortgage banking	1,423	2,519	(1,096)	(43.5)%	6,869	5,697	1,172	20.6%
Credit card income	2,043	1,840	203	11.0%	5,147	5,003	144	2.9%
Securities gains	-	-	-	-%	620	-	620	NM %
Increase in cash surrender value life insurance	1,671	1,733	(62)	(3.6)%	5,012	4,650	362	7.8%
Other operating income	1,162	262	900	343.5%	2,897	972	1,925	198.0%
Total non-interest income	$8,026	$8,172	$(146)	(1.8)%	$26,087	$21,879	$4,208	19.2%

Noninterest expense:
Salaries and employee benefits	$17,995	$14,994	$3,001	20.0%	$50,425	$46,444	$3,981	8.6%
Equipment and occupancy expense	2,996	2,556	440	17.2%	8,494	7,390	1,104	14.9%
Third party processing and other services	4,144	3,281	863	26.3%	11,506	10,360	1,146	11.1%
Professional services	948	955	(7)	(0.7)%	2,978	2,994	(16)	(0.5)%
FDIC and other regulatory assessments	1,630	1,061	569	53.6%	4,637	2,988	1,649	55.2%
OREO expense	123	119	4	3.4%	820	2,023	(1,203)	(59.5)%
Other operating expense	6,541	3,607	2,934	81.3%	15,740	11,110	4,630	41.7%
Total non-interest expense	$34,377	$26,573	$7,804	29.4%	$94,600	$83,309	$11,291	13.6%

Income Tax Expense

Income tax expense was $11.5 million for the three months ended September 30, 2021, compared to $11.0 million for the same period in 2020, and was $37.8 million for the nine months ended September 30, 2021, compared to $29.8 million for the same period in 2020. Our effective tax rate for the three and nine months ended September 30, 2021 was 17.98% and 19.71%, respectively, compared to 20.29% and 20.08% for the corresponding periods in 2020, respectively.  We recognized $3.2 million in credits during the third quarter of 2021 related to the investment in federal new market tax credits in July 2021.  We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2021 of $78,000 and $2.4 million, respectively, compared to $180,000 and $1.4 million during the three and nine months ended September 30, 2020, respectively.  Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We own real estate investment trusts for the purpose of holding and managing participations in residential mortgages and commercial real estate loans originated by the Bank. The trusts are whollyowned subsidiaries of a trust holding company, which in turn is an indirect wholly-owned subsidiary of the Bank. The trusts earn interest income on the loans they hold and incur operating expenses related to their activities. They pay their net earnings, in the form of dividends, to the Bank, which receives a deduction for state income taxes.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2021. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company, or the Bank, is currently a party to any material legal proceedings.

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

Our operations and financial performance could be adversely affected by natural disasters, and climate change can increase those risks while adding regulatory, compliance, reputational and other risks.

Natural disasters could have a material adverse effect on our financial position and results of operations. Natural disasters, such as hurricanes, tornados, earthquakes and similar unpredictable weather events, could affect us directly (by interrupting our systems, damaging our offices or otherwise preventing us from operating our business in the ordinary course) or indirectly (by damaging or destroying the businesses or properties of our customers or otherwise impairing our customers’ ability to make loan payments on a timely basis or destroying property pledged as collateral for loans).

Climate change may result in new or increased regulatory burdens, which could materially affect our results of operations by requiring us to implement costly measures to comply with any new laws and regulations related to climate change. Changes to regulations or market shifts in response to climate change may also impact the businesses of some of our customers, which may require us to adjust our lending portfolios and business strategies with respect to such customers.

In addition, the investing public is increasingly focused on the financial services industry’s ability to manage environmental impact. We recently have adopted an Environmental, Social and Governance (“ESG”) Policy in an effort to refine and track our compliance efforts; however, failure to appropriately manage our environmental impact could have a material adverse effect on our reputation and harm our ability to attract and retain customers and employees.

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

SERVISFIRST BANCSHARES, INC.

Date: October 29, 2021	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 29, 2021	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer