Form 10-K
period 2021-12-31
ServisFirst Bancshares, Inc.
filed 2022-02-25
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Yes ☐   No ☒

As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $67.98 per share of Common Stock, was $3,377,202,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2022
Common stock, $.001 par value	54,273,091

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2021

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

●

the effects of governmental monetary and fiscal policies and legislative, regulatory and accounting changes applicable to banks and other financial service providers, including the impact on us and our customers;

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2019, 2020 and 2021 mean our fiscal years ended December 31, 2019, 2020 and 2021, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 23 full-service banking offices located in Alabama, Florida, Georgia, South Carolina, and Tennessee. We also operate loan production offices in Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2021, we had total assets of approximately $15.4 billion, total loans of approximately $9.5 billion, total deposits of approximately $12.5 billion and total stockholders’ equity of approximately $1.2 billion.

We operate our bank using a simple business model based on organic loan and deposit growth, generated through high quality customer service, delivered by a team of experienced bankers focused on developing and maintaining long-term banking relationships with our target customers. We utilize a uniform, centralized back office risk and credit platform to support a decentralized decision-making process executed locally by our regional chief executive officers. This decentralized decision-making process allows individual lending officers varying levels of lending authority, based on the experience of the individual officer. When the total amount of loans to a borrower exceeds an officer’s lending authority, further approval must be obtained by the applicable regional chief executive officer and/or our senior management team. Rather than relying on a more traditional retail bank strategy of operating a broad base of multiple brick and mortar branch locations in each market, our strategy focuses on operating a limited and efficient branch network with sizable aggregate balances of total loans and deposits housed in each branch office. We believe that this approach more appropriately addresses our customers’ banking needs and reflects a best-of-class delivery strategy for commercial banking services.

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

As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file reports with the Federal Reserve and are subject to regular examinations by that agency.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 350 community banks located in 27 states throughout the United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2021, our branches averaged approximately $541.4 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 31.3% of our total loan portfolio as of December 31, 2021.

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

Additionally, our decentralized, local credit decision making coupled with our advanced technology-based delivery channels enabled us to offer our customers efficient and timely access to the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans. During 2020 and 2021, we originated over 7,400 PPP loans with an aggregate balance of approximately $1.5 billion.

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, we have expanded into nine additional markets as of December 31, 2021. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

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

Markets and Competition

Our primary markets are broadly defined as the MSAs of Birmingham-Hoover, Huntsville, Montgomery, Dothan, Daphne-Fairhope-Foley and Mobile, Alabama, Crestview-Fort Walton Beach-Destin, Pensacola-Ferry Pass-Brent, North Port-Sarasota-Bradenton and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Alpharetta, Georgia, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2011 to 2021 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2021	2011	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$51.8	$23.8	8.09%
Madison County, Alabama	10.5	6.1	5.58%
Mobile County, Alabama	10.4	6.0	5.65%
Montgomery County, Alabama	8.3	5.9	3.47%
Baldwin County, Alabama	6.6	3.2	7.51%
Houston County, Alabama	3.6	2.1	5.54%
Orange County, Florida	47.4	21.2	8.38%
Hillsborough County, Florida	43.5	23.1	6.53%
Sarasota County, Florida	18.7	11.4	5.07%
Escambia County, Florida	6.7	3.8	5.83%
Cobb County, Georgia	23.7	9.5	9.57%
Douglas County, Georgia	2.5	1.2	7.62%
Charleston County, South Carolina	16.5	7.6	8.06%
Davidson County, Tennessee	55.0	21.6	9.80%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2021 as most recently reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$4,833.0	$54,527.3	3	8.86%
Huntsville MSA	2	1,133.1	11,472.5	3	9.88%
Montgomery MSA	2	1,097.2	10,258.0	3	10.70%
Dothan MSA	2	748.0	4,393.5	1	17.03%
Mobile MSA	2	445.2	8,758.2	9	4.18%
Daphne-Fairhope-Foley MSA	1	50.5	6,572.7	20	0.77%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	555.5	8,692.1	7	6.39%
Tampa-St. Petersburg-Clearwater MSA	1	392.3	116,999.4	28	0.34%
North Port-Sarasota-Bradenton MSA	1	127.6	28,487.4	27	0.45%
Crestview-Fort Walton Beach-Destin MSA	1	57.3	7,826.0	20	0.73%
Georgia:
Atlanta-Sandy Springs-Alpharetta MSA	2	631.6	236,059.2	25	0.27%
South Carolina:
Charleston-North Charleston MSA	2	296.9	20,354.7	12	1.46%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	601.6	89,155.1	20	0.67%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2021, as reported by the FDIC:

Alabama	64.5%
Florida	8.5%
Georgia	7.8%
South Carolina	14.0%
Tennessee	25.8%

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

In our markets, our five largest competitors are Regions Bank, Wells Fargo Bank, PNC, Truist and Synovus Bank. These institutions, as well as other competitors of ours, have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford, and make broader use of, media advertising, support services, and electronic technology than we can. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans increased $509.5 million to $1.1 billion at December 31, 2021. There were $14,000 in charge-offs on construction loans during 2021 and $1.0 million in charge-offs during 2020. There were no construction loans rated as substandard at December 31, 2021 and $235,000 at December 31, 2020.

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

Commitments and Contingencies

As of December 31, 2021, we had commitments to extend credit beyond current amounts funded of $3.5 billion, had issued standby letters of credit in the amount of $61.9 million, and had commitments for credit card arrangements of $366.5 million.

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities.  No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.  Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors.  Our investment policy provides that no more than 30% of our total investment portfolio may be composed of municipal securities.  All securities held are traded in liquid markets, and we have no auction-rate securities.  We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2021.

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

Supervision and Regulation

Both we and our bank are subject to extensive state and federal banking laws and regulations that impose restrictions on, and provide for general regulatory oversight of, our operations. These laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and they impose capital adequacy and liquidity requirements. These laws and regulations generally are intended to protect customers (including depositors), the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally are not intended for the protection of stockholders or other investors. The consequences of noncompliance with these, or other applicable laws or regulations, can include substantial monetary and nonmonetary sanctions.

In addition, we and the bank are subject to comprehensive supervision and periodic examination by the Federal Reserve, the FDIC, the Alabama State Banking Department (the “Alabama Banking Department”), and the U.S. Consumer Financial Protection Bureau (the “CFPB”), among other regulatory bodies. Those agencies consider not only compliance with applicable laws, regulations and supervisory policies, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors. Regarding the CFPB, we became subject to more comprehensive regulation by the CFPB in 2021, when our assets exceeded $10 billion for the fourth consecutive quarter (our assets were greater than $10 billion at the end of the second, third, and fourth quarters of 2020, and all four quarters of 2021). The CFPB’s supervisory focus primarily involves an institution’s compliance with federal consumer protection laws

The results of examination activity by any of our federal or state bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity and take enforcement action, including the imposition of substantial monetary penalties and nonmonetary requirements, against a regulated entity where the relevant agency determines, among other things, that such operations fail to comply with applicable law or regulations or are conducted in an unsafe or unsound manner. This supervisory framework, including the examination reports and supervisory ratings (which are not publicly available) of the agencies, could materially impact the conduct, growth and profitability of our operations.

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

In reviewing merger and other acquisition transactions, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed in the section below titled “Supervision and Regulation—Bank Supervision and Regulation – Capital Adequacy.” The consideration of convenience and needs of the community to be served includes the institution’s performance under the Community Reinvestment Act (the “CRA”).

Additionally, the BHC Act provides that the Federal Reserve may not approve a merger or other acquisition transaction if the transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized, and the prospects for such action are uncertain at this time. However, the adoption of more expansive or prescriptive standards may have an impact on the merger and other acquisition activities of U.S. financial institutions like us.

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity without posing a substantial risk to the safety and soundness of a depository institution or to the financial system generally. The BHC Act expressly lists the following activities as financial in nature: lending, trust and other banking activities; insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state; providing financial, investment, or advisory services; issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; underwriting, dealing in or making a market in securities; other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks; activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad; merchant banking through securities or insurance affiliates; and insurance company portfolio investments. For us to qualify to become a financial holding company, the bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a CRA rating of at least “satisfactory”. Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries. Under these requirements, a bank holding company is expected to commit financial resources and take other measures to support its bank subsidiaries even at times when the holding company may not be in a financial position to provide such resources or when the holding company may not be inclined to provide them. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of these requirements, a bank holding company may, among other things, be compelled to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. The method for determining an institution's risked-based assessment rate differs for small banks and large banks. Small banks (generally, those with less than $10 billion in assets over four consecutive quarters) are assigned an individual rate based on a formula using financial data and ratings on capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risks, or so-called “CAMELS” ratings. Large banks (generally, those with $10 billion or more in assets over four consecutive quarters) are assigned an individual rate based on a scorecard. The scorecard combines the following measures to produce a score that is converted to an assessment rate: CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure. Assessment rates for both large and small banks are subject to adjustment. Assessment rates: (1) decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the Depository Institution Debt Adjustment or DIDA); and (3) for large banks that are not well-rated or not well-capitalized, increase for significant holdings of brokered deposits. The bank became subject to the large bank scorecard methodology in the second quarter of 2021.

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

In recent years, the federal banking agencies have indicated an intent, including through notices of proposed rulemaking, to modernize or otherwise modify their implementation of the CRA. The effects of any potential changes to the agencies’ CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and the impact they may have on us or the bank.

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

Capital Adequacy

General Information. The federal banking agencies view capital levels as important indicators of an institution’s financial soundness. In this regard, we and the bank are required to comply with the capital adequacy standards established by the Federal Reserve (in our case) and the FDIC and the Alabama Banking Department (in the case of the bank). Such standards are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). The implementation of Basel III for United States institutions began on January 1, 2015. Prior to that date, the risk-based capital rules applicable to us and the bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee

Current capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

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

Since the initial implementation of the Basel III Capital Rules, the U.S. federal banking agencies and other interested parties have proposed and, in certain cases, made changes to the rules based on a number of factors, including prevailing economic conditions and policy initiatives. For example, in September 2017 the U.S. federal banking agencies proposed revisions to the Basel III Capital Rules to simplify the capital treatment of certain types of assets, including certain types of mortgage servicing rights and tax deferred assets. Those revisions, with certain modifications, took effect in April 2020. Similarly, in December 2017, the Basel Committee published revisions to its regulatory framework that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these revisions were meant to strengthen credibility in the calculation of risk-weighted assets by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk and to add new capital requirements for certain “unconditional cancellable commitments,” such as credit card lines. Many of the December 2017 proposals are still under consideration by the U.S. federal banking agencies, and the impact of the proposals on us and the bank will depend on the manner in which they ultimately are implemented.

In December 2017, the Basel Committee published revisions to its regulatory framework that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these revisions are meant to strengthen credibility in the calculation of risk-weighted assets by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk and to add new capital requirements for certain “unconditional cancellable commitments,” such as credit card lines. These revisions were generally effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Operational risk capital requirements and a capital floor only apply to advanced approaches institutions under current U.S. capital rules.

New proposals for changes to bank capital rules will continue to be made over time. We will monitor and adapt to changes to those rules as they occur.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking agencies have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2021, the bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

Federal banking agencies are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased over the last decade, as the economic downturn that began in the late 2000’s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

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

In the Basel III Capital Rules, the federal banking agencies did not address either the Liquidity Coverage Ratio or the Net Stable Funding Ratio. However, in September 2014, the federal banking agencies adopted final rules implementing a Liquidity Coverage Ratio requirement in the United States for larger banking organizations. In February 2021, the federal banking agencies adopted final rules implementing a Net Stable Funding Ratio requirement, also for larger U.S. banking organizations. Neither we nor the bank is subject to either set of rules.

While we are not subject to the Liquidity Coverage Ratio or the Net Stable Funding Ratio rules, increased liquidity requirements generally would be expected to cause the bank to invest its assets more conservatively—and therefore at lower yields—than it otherwise might invest. Such lower-yield investments likely would reduce the bank’s revenue stream, and in turn its earnings potential.

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

The Alabama Banking Department also regulates the bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $449.8 million in dividends as of December 31, 2021, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

The bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. If, in the opinion of the federal banking agencies, the bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking agencies could require, after notice and a hearing, that the bank stop or refrain from engaging in the questioned practice.

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

Commercial Real Estate Concentration Limits

The Federal Reserve and other federal banking agencies promulgated guidance governing financial institutions with concentrations in commercial real estate lending entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to commercial real estate (“CRE”) concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The U.S. bank regulatory agencies issued additional guidance titled “Statement on Prudent Risk Management for Commercial Real Estate Lending” to remind financial institutions of existing guidance on prudent risk management practices for CRE lending activity. The agencies noted their belief that financial institutions had eased CRE underwriting standards in recent years and went on to identify actions that financial institutions should take to protect themselves from CRE-related credit losses during difficult economic cycles. The guidance also indicated that the agencies would pay special attention in the future to potential risks associated with CRE lending.

Privacy and Data Security

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the bank, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information.

In recent years, privacy laws have been a particular focus in the United States, Europe, and elsewhere. Many new privacy laws, including the California Consumer Privacy Act and the Virginia Consumer Data Protection Act, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple other states, the U.S. Congress, and regulators in and outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, in November 2021, the U.S. federal banking agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a banking organization must notify its primary federal regulator within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule becomes effective on April 1, 2022, with compliance required by May 1, 2022.

From an operational standpoint, cyberattacks and similar attempts to gain access to confidential customer information maintained by banks and other financial institutions have prompted the federal banking agencies to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

We take privacy and data security matters very seriously, and we work hard to protect confidential customer information. We will continue to monitor these areas, including applicable laws, rules, and regulatory guidance, very closely.

Anti-Terrorism and Money Laundering Legislation

Our bank is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies, or foreign governments sanctioned by the United States. These include the USA Patriot Act, the Bank Secrecy Act, the Money Laundering Control Act, and the requirements of the OFAC. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account or other relationships, including obligations of a depository institution to verify customer identity, conduct customer due diligence, report on suspicious activity file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. They also prohibit us from engaging in transactions with certain designated restricted countries and persons. We are required by our regulators to maintain policies and procedures to comply with the foregoing restrictions.

Failure to comply with these statutes, rules and regulations, or failure to maintain an adequate compliance program, could lead to monetary penalties and reputational damage to our bank. Our banking regulators evaluate the effectiveness of our policies and procedures when determining whether to approve certain proposed banking activities. We believe the policies and procedures implemented by our board of directors are sufficient to be compliant with these laws.

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

In recent months, certain members of Congress and the leadership of certain federal banking agencies have expressed a heightened interest in the overdraft programs of U.S. banking organizations. In December 2021, the CFPB published a report providing data on banks’ overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. In addition, the U.S. Office of the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether. We continue to monitor developments in the rules and regulations that apply to overdraft fees charged by banking institutions.

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. In June 2011, the Federal Reserve implemented a rule, which includes a cap of 21 cents plus .05% of the transaction on the interchange fee for debit card issuers with $10 billion or more in assets. The Bank exceeded $10 billion in assets for the first time as of June 30, 2020, and the Durbin Amendment rules become effective for us on July 1, 2022. We do not anticipate those rules to have a material impact on our revenue.

Compensation Practices

Our compensation practices are subject to guidance provided by federal banking agencies designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. Agency guidance is subject to change from time to time. For example, in 2016, several financial regulators jointly issued a proposed rule designed to prohibit incentive-based compensation arrangements that could encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. The proposed rule would have required incentive-based compensation arrangements to adhere to three basic principles; (1) a balance between risk and reward, (2) effective risk management and controls, and (3) effective governance. It also would require appropriate board of directors (or committee) oversight and recordkeeping and disclosures to the appropriate agency. The proposed rule, which would have applied to banking institutions on a tiered basis based on asset size, has not yet been finalized.

The scope and content of the U.S. banking agencies’ policies on compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the company’s or the bank’s ability to hire, retain and motivate its key employees.

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

●

The Dodd-Frank Act created the CFPB and gave it broad powers to supervise and enforce consumer protection laws. The CFPB now has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets for four consecutive quarters. Institutions with less than $10 billion in assets for four consecutive quarters will continue to be examined for compliance with consumer laws by their primary bank regulator. Our total assets were greater than $10 billion at the end of the second, third, and fourth quarters of 2020, and for all four quarters of 2021. We are now subject to CFPB supervisory and enforcement authority and expenses related to regulatory compliance are likely to increase as a result.

●

The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan.

●

The Dodd-Frank Act imposes many investor protection, corporate governance and executive compensation rules that have affected most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the U.S. Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking agencies to issue rules prohibiting incentive compensation that encourages inappropriate risks.

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

●	Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary state and federal banking agencies.

As noted above, the implementation of the Dodd-Frank Act is ongoing, and certain provisions of the Dodd-Frank Act are still subject to rulemaking. In addition, we are subject to heightened regulatory scrutiny and requirements as a result of our total assets exceeding $10 billion for four consecutive quarters ending with the first quarter in 2021. It is difficult to anticipate the overall financial impact of the Dodd-Frank Act on the bank and us. However, compliance with the Dodd-Frank Act and its implementing regulations has resulted in, and is expected to continue to result in, additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Regulation Extends Beyond Banking Agencies

In addition to regulations issued by the Alabama Banking Department and federal banking agencies, we are subject to regulations issued by other state and federal agencies with respect to certain financial products and services we offer and our operations generally. These include, for example, the SEC, various taxing authorities, and various state insurance regulators.

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

Human Capital Resources

At ServisFirst Bancshares, we believe that our employees are truly our most valuable asset and that each of us directly contributes to our continued mutual success. As of December 31, 2021, we had 502 full-time equivalent employees. We have 191 employees located in our corporate office, including sales and operations, and 322 in our regional offices and branches. Our management believes that we have good relations with our employees.

Hiring, Promotion & Talent Development

We are always looking to build our workforce from within and promote from our current talent pool whenever possible. When this is not the case, we look to career fairs and local colleges to network on an ongoing basis, as well as utilizing professional networking platforms, such as LinkedIn. We also have a referral bonus program for current employees, which we believe helps us to diversify our workforce at the same time. We are also committed to the continued development of our employees. Compliance, information technology and other banking industry-related trainings are completed by employees throughout the year. We also aim to assist our employees with position-related training and development when available.

Health and Safety

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to the health, safety and wellness of our employees. In response to local government and health guidelines around the COVID-19 pandemic, glass barriers have been installed where necessary, and we regularly encourage our employees to utilize video conferencing platforms when possible. All branches and internal corporate offices have been provided with cleaning supplies and are encouraged to disinfect surface areas consistently. We maintain a social distancing policy and update our procedures as federal and state agencies make new recommendations.

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

A brief description of the background of each of our named executive officers as of December 31, 2021 is set forth below.

Thomas A. Broughton, III (66) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

William M. Foshee (67) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in Decatur, Alabama, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (64) – Mr. Rushing has served as our Executive Vice President, and Chief Operating Officer since February 2021. From 2011 to 2021, he served as the Executive Vice President and Executive for Correspondent Banking for us and the bank. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Henry Abbott (41) – Mr. Abbott has served as Senior Vice President and Chief Credit Officer for us and the bank since April 2018. From 2013 to 2018, he served as Senior Vice President and Chief Credit Officer for our Correspondent Banking Division. Prior to joining us, Mr. Abbott was employed at BB&T (now Truist) from 2004 to 2013 in various senior lending and credit administration roles.

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees, accessible by clicking on “Investor Relations” in the drop down menu. We also have direct links to our filings with the SEC, including, but not limited to, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings, which are available free of charge through our corporate website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Stockholders may request hard copies of our filings, free of charge, by contacting our Senior Vice President of Investor Relations, Davis Mange, at 2500 Woodcrest Place, Birmingham, AL 35209, telephone (205) 949-3420.

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

We have opened new offices in Fairhope, Alabama, Fort Walton, Florida, Venice, Florida, Sarasota, Florida, Orlando, Florida and Columbus, Georgia in the past five years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Because our total assets exceed $10 billion, we are subject to heightened regulatory requirements, which could have an adverse effect on our financial condition or results of operations.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. As of September 30, 2021, we were reclassified as a large financial institution by the FDIC, and now are subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our board of directors, calculating our FDIC deposit insurance assessment using the large bank pricing rule, and more frequent regulatory examinations. As a result of these additional compliance obligations, we have incurred significant expenses and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition and results of operations.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

As of December 31, 2021, 56.4% of our loan portfolio was composed of commercial and consumer real estate loans, of which 50.2% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for credit losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for credit losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2021, our 10 largest borrowing relationships totaled $728.7 million in commitments (including unfunded commitments), or approximately 7.6% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms, the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for credit losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio based on historical loss experience, current conditions, reasonable and supportable forecasts, and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. We believe our allowance for credit losses is adequate. Our allowance for credit losses as of December 31, 2021 was $116.7 million, or 1.22% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, as amended, effective as of January 1, 2020 impacted our methodology for estimating the allowance for credit losses. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) gave financial institutions the option to delay adoption of ASU 2016-13 and we delayed our adoption of the update until December 31, 2020, with an effective retrospective adoption date of January 1, 2020. Based on prevailing economic conditions and forecasts as of the January 1, 2020 adoption date, we recorded a net $2.0 million decrease in our allowance for credit losses in connection with our adoption of ASU 2016-13. See Note 1 – “Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To support our recent and ongoing growth, we have completed a series of capital transactions during the past seven years, including:

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

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending, or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. We will from time to time convert from one system to another in the normal course of business. Ineffective conversions could cause failure or interruption in the operation of our information systems. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

A security breach related to use of third-party software or systems, or the loss or corruption of confidential customer information could adversely affect our ability to provide timely and accurate financial information in compliance with legal and regulatory requirements. Any such failures could result in sanctions from regulatory authorities, significant reputational harm and a decrease in our customers’ confidence in us. Additionally, security breaches or the loss, theft or corruption of customer information such as social security numbers, credit card numbers, or other information could result in customer losses, litigation, regulatory sanctions, losses in revenue, increased costs and reputational harm. Our agreements with outside third parties include indemnification obligations in the event of any such security breaches; however, there is no assurance that such third-parties will have sufficient resources to provide full indemnification of all of their customers in the event such a security breach occurs.

Our recent results may not be indicative of our future results and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth and may not be able to further expand our business. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions including inflation rates, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. We have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend to primarily small to medium-sized businesses, which may expose us to greater lending risks than those faced by other banks that lend to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2021, we held $1.2 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to perform adequately in both a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat asset sensitive as of December 31, 2021, generally meaning that our net interest income would increase more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 81% of the bank’s liabilities as of December 31, 2021 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 62% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our deposit accounts have seen tremendous growth during the COVID-19 pandemic and associated economic downturn, with many of our customers choosing to increase their cash reserves, even though interest rates have stayed relatively low. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2021, the fair value of our investment securities portfolio was approximately $1.31 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve, including risk-based and leverage capital requirements. We must maintain certain risk-based and leverage capital ratios as required by the Federal Reserve, which can change depending on certain economic conditions and our risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. Additionally, failure by our bank to meet applicable capital requirements could subject us to a variety of regulatory sanctions, up to and including termination of deposit insurance by the FDIC.

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

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

The replacement of LIBOR as an interest rate index could adversely affect our business and results of operations.

As of December 31, 2021, approximately 5% of our loan portfolio was indexed to the London Interbank Offered Rate (LIBOR) to calculate interest on the loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intended to cease persuading or compelling banks to submit LIBOR rates by the end of 2021. In subsequent announcements, the Financial Conduct Authority stated that the publication of one-week and two-month U.S. Dollar LIBOR rates would cease after December 31, 2021, but that the publication of other durations of U.S. Dollar LIBOR rates would continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, banking regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Regulators therefore discouraged banks from entering into new contracts that used LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

These announcements and regulatory guidance indicate that the continuation of LIBOR on the current basis cannot be guaranteed far after 2021 and may cause the LIBOR benchmark to perform differently than it has in the past. Financial institutions, including our bank, have begun to transition credit and other arrangements which currently utilize LIBOR as a reference rate to new indices for interest rates. Regulators, industry groups and certain committees have, among other things, published recommended fall-back language for LIBOR-referenced financial instruments, identified recommended alternatives for certain LIBOR rates (for example, Ameribor® or the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. It is not yet possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2021, our bank could pay approximately $449.8 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. Limitations on our ability to receive dividends from our bank subsidiary could have a material adverse effect on our liquidity and ability to pay dividends on our common stock or interest and principal on our debt.

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

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus. Such measures have included travel bans and restrictions, curfews, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The availability of vaccines and rates of vaccination have generally been effective in curtailing rates of infection in many parts of the United States. However, a significant portion of the population remain unvaccinated and the efficacy of the vaccines in preventing infection and serious illness is believed to deteriorate over time and may be ineffective against new variants of the virus. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act in March of 2020 and, more recently, an Omnibus COVID Relief Deal in December 2020. There can be no assurance that such steps taken by the United States government will be effective or achieve their desired results in the near future.

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

Among other relief programs, we participated in the PPP and originated almost 7,500 loans for an aggregate balance of approximately $1.50 billion under the program during 2020 and 2021. PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrowers applied to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended time period. While PPP loans are guaranteed by the SBA, various regulatory requirements will apply to our ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. If a borrower defaults on a PPP loan, these requirements and uncertainties may limit our ability to fully recover against the loan guarantee or to seek full recourse against the borrower.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Therefore, the risk factors discussed in this Annual Report on Form 10-K could be heightened, changed or be added to in the future. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part 1, Item 2 above.

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

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by rising interest rates, although rates currently remain at near historic lows, which may impact our ability to generate attractive earnings through our investment portfolio. Although interest rates are low, deposit levels are high as our customers increase their cash balances in light of current economic uncertainties. An increase in interest rates could increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. As domestic inflation continues to increase, the Federal Reserve is increasingly likely to raise interest rates. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, we operated through 23 banking offices and 2 loan production offices. Our Woodcrest Place office also includes our corporate headquarters. Due to our focus on service-oriented banking with limited branch locations, each of these locations serves as a hub in our banking markets. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, MSA, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
Birmingham-Hoover:
2500 Woodcrest Place (1)	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
Total		3 Offices

Huntsville:
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A (1)	Huntsville	35806	Leased	8/21/2006
Total		2 Offices

Montgomery:
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive (1)	Montgomery	36117	Leased	9/26/2007
Total		2 Offices

Dothan:
4801 West Main Street (1)	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
Total		2 Offices

Mobile:
2 North Royal Street (1)	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
Total		2 Offices
Daphne-Fairhope-Foley:
561 Fairhope Ave. Suite 101 (1)	Fairhope	36532	Leased	9/29/2017
Total		1 Office

Total Offices in Alabama		12 Offices

Florida:
Pensacola-Ferry Pass-Brent:
219 East Garden Street Suite 100 (1)	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
Total		2 Offices

Crestview-Fort Walton Beach-Destin
316 Racetrack Rd Ne	Ft. Walton Bch.	32547	Owned	8/3/2020
Total		1 Offices

Tampa-St. Petersburg-Clearwater:
4221 West Boy Scout Blvd. (1)	Tampa	33607	Leased	1/4/2016
Total		1 Office

Orlando-Kissimmee-Sanford
485 North Keller Road (2)	Orlando	32751	Leased	7/1/2021
Total		1 Office

North Port-Sarasota-Bradenton:
247 Tamiami Trail South Suite 100	Venice	34285	Leased	1/3/2021
240 South Pineapple Ave. (2)	Sarasota	34236	Leased	8/1/2019
Total		2 Office

Total Offices in Florida		7 Offices

Georgia:
Atlanta-Sandy Springs-Roswell:
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
Columbus:
6400 Bradley Park Drive, Suite A	Columbus	31904	Leased	8/12/2020
Total Offices in Georgia		3 Offices

South Carolina:
Charleston-North Charleston:
701 East Bay Street Suite 503 (1)	Charleston	29403	Leased	4/20/2015
100 S Main Street Suite I	Summerville	29483	Leased	7/1/2016
Total Offices in South Carolina		2 Offices

Tennessee:
Nashville:
1801 West End Avenue, Suite 850 (1)	Nashville	37203	Leased	6/4/2013
Total Offices in Tennessee		1 Office

Total Offices		25 Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “SFBS.” As of February 22, 2022, there were 478 holders of record of our common stock. As of the close of business on February 23, 2022, the price of our common stock was $85.30 per share.

Dividends

On December 20, 2021, our board of directors increased our quarterly cash dividend from $0.20 per share to $0.23 per share. Subject to the board of directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2021 other than those previously reported in our reports filed with the SEC.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2021.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2021 relating to stock options, restricted stock and performance shares granted under our 2009 Amended and Restated Stock Incentive Plan and other options or restricted shares issued outside of such plans, if any.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards (1)	Weighted-average Exercise Price of Outstanding Awards (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	499,381	$19.28	3,120,142
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	499,381	$19.28	3,120,142

(1) Includes 353,250 shares related to stock options, 127,478 shares related to non-vested restricted stock and 18,653 shares related to performance shares (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2) Excludes restricted shares and performance shares.

ITEM 6. [Reserved].

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

The Company

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate full service banking offices located in Alabama, Florida, Georgia, South Carolina and Tennessee. We also operate loan production offices in Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

2021 Highlights

●	Diluted earnings per common share of $3.82 in 2021 increased $0.69, or 22%, from 2020.
●	Average loans of $8.73 billion for 2021 increased $570.6 million, or 7%, from a year ago.
●	Average deposits of $11.20 billion for 2021 increased $2.22 billion, or 25%, from a year ago.

●

Net interest income of $384.8 million in 2021 increased $46.4 million, or 14%, from 2020. Net interest margin of 2.94% in 2021 decreased 37 bps from 3.31% in 2020. The decrease was primarily driven by the continued low interest rate environment as well as increased liquidity during 2021.

●

Noninterest income of $33.5 million in 2021 increased $3.3 million, or 11%, from 2020, primarily due to increases in credit card income and the value of our interest rate cap, partially offset by decreases in mortgage banking income and deposit service charges.

●	Noninterest expense of $133.1 million in 2021 increased $21.6 million, or 19%, from 2020, primarily driven by a $9.2 million write down of investments in certain tax credit partnerships.

Impact of the Coronavirus/COVID-19 Pandemic

The COVID-19 pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants has caused and may continue to cause us to make significant modifications to our business practices, including establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences. We will continue to actively monitor the situation and may take further actions that alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interest of our employees, customers, or business partners.

The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have impacted, and are expected to continue to impact, our operations and business. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain. For additional information on how the COVID-19 pandemic has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to “Part I, Item 1A, Risk Factors” in this Form 10-K.

Results of Operations

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 (2020 FORM 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2020.

Net Income Available to Common Stockholders

Net income available to common stockholders was $207.7 million for the year ended December 31, 2021, compared to $169.5 million for the year ended December 31, 2020. As discussed herein, this increase in net income is primarily attributable to an increase in noninterest income and a decrease in interest expense, partially offset by an increase in noninterest expense. Basic and diluted net income per common share were $3.83 and $3.82, respectively, for the year ended December 31, 2021, compared to $3.15 and $3.13, respectively, for the year ended December 31, 2020. Return on average assets was 1.53% in 2021, compared to 1.59% in 2020, and return on average common stockholders’ equity was 19.26% in 2021, compared to 18.55% in 2020.

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2021 compared to 2020, and for the years ended December 31, 2020 compared to 2019, respectively.

	Year Ended December 31,
	2021	2020	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$416,305	$389,022	7.01%
Interest expense	31,802	50,985	(37.62%)
Net interest income	384,503	338,037	13.75%
Provision for credit losses	31,517	42,434	(25.73%)
Net interest income after provision for credit losses	352,986	295,603	19.41%
Noninterest income	33,452	30,116	11.08%
Noninterest expense	133,089	111,511	19.35%
Income before income taxes	253,349	214,208	18.27%
Income taxes	45,615	44,639	2.19%
Net income	207,734	169,569	22.51%
Dividends on preferred stock	62	63	(1.59%)
Net income available to common stockholders	$207,672	$169,506	22.52%

	Year Ended December 31,
	2020	2019	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$389,022	$390,803	(0.46%)
Interest expense	50,985	103,158	(50.58%)
Net interest income	338,037	287,645	17.52%
Provision for credit losses	42,434	22,638	87.45%
Net interest income after provision for credit losses	295,603	265,007	11.55%
Noninterest income	30,116	23,982	25.58%
Noninterest expense	111,511	102,128	9.19%
Income before income taxes	214,208	186,861	14.63%
Income taxes	44,639	37,618	18.66%
Net income	169,569	149,243	13.62%
Dividends on preferred stock	63	63	-%
Net income available to common stockholders	$169,506	$149,180	13.63%

Performance Ratios

The following table presents selected ratios of our results of operations for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended December 31,
	2021	2020	2019
Return on average assets	1.53%	1.59%	1.73%
Return on average stockholders' equity	19.27%	18.55%	19.16%
Dividend payout ratio	20.98%	22.39%	21.76%
Net interest margin (1)	2.94%	3.31%	3.46%
Efficiency ratio (2)	31.84%	30.29%	32.75%
Average stockholders' equity to average total assets	7.95%	8.59%	9.02%

(1) Net interest margin in the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Net Interest Income

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income is the single largest component of operating revenues. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks. The major factors which affect net interest income are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of our primary source of earnings.

Net interest income increased 13.7% for the year ended December 31, 2021 from the year ended December 31, 2020. Net interest income increased primarily due to the large increase in average earning assets discussed below. Total interest expense decreased 37.6% year-over-year, which also factored into the increase in net interest income. The primary driver of the decrease in our interest expense was the decrease in average rates paid on interest-bearing liabilities. As reflected in the net interest margin discussion below, average interest rate yields on average earning assets negatively impacted our interest income to a lesser amount.

Average earning assets increased 27.9% in 2021 from 2020, which was primarily driven by the increase in loans and interest-bearing deposits in the bank. Excluding the impact of PPP loan forgiveness, all of our regional markets grew loans during 2021. All of our regional markets grew deposits during 2021.

Average interest-bearing liabilities increased 21.6% in 2021 from 2020, which reflects the increase in interest-bearing deposits. The increase in interest-bearing deposits was mostly attributable to PPP loan proceeds remaining in customer deposit accounts and organic growth of our deposit base. Despite the increase in average interest-bearing liabilities, interest expense decreased 37.6% primarily due to the low rate environment and a more favorable deposit mix.

Net Interest Margin Analysis

The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread eliminates the effect of noninterest-earning assets as well as noninterest-bearing deposits and other noninterest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest revenue as a percentage of total average interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders’ equity.

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

The following table shows, for the years ended December 31, 2021, 2020 and 2019, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Year Ended December 31,
(In thousands, except Average Yields and Rates)

	2021			2020			2019
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$8,698,782	$384,675	4.42%	$8,123,927	$361,370	4.45%	$6,831,998	$352,996	5.17%
Tax-exempt (3)	26,779	1,094	4.09	31,064	1,274	4.10	33,131	1,338	4.04
Total loans, net of unearned income	8,725,561	385,769	4.42	8,154,991	362,644	4.45	6,865,129	354,334	5.16
Mortgage loans held for sale	8,242	155	1.88	14,337	231	1.61	4,970	156	3.14
Debt securities:
Taxable	980,462	25,413	2.59	801,134	22,122	2.76	588,082	17,008	2.89
Tax-exempt (3)	14,983	369	2.46	34,975	870	2.49	68,805	1,563	2.27
Total debt securities (4)	995,445	25,782	2.59	836,109	22,992	2.75	656,887	18,571	2.83
Federal funds sold	17,091	29	0.17	61,712	332	0.54	267,327	6,038	2.26
Restricted equity securities	220	7	3.18	-	-	-	-	-	-
Interest-bearing balances with banks	3,351,462	4,840	0.14	1,170,095	3,165	0.27	536,765	12,020	2.24
Total interest-earning assets	$13,098,021	$416,582	3.18%	$10,237,244	$389,364	3.80%	8,331,078	391,119	4.69%
Non-interest-earning assets:
Cash and due from banks	81,539			77,413			73,226
Net premises and equipment	60,798			57,310			58,419
Allowance for loan losses, accrued interest and other assets	314,863			272,900			175,881
Total assets	$13,555,221			$10,644,867			$8,638,604

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,394,678	2,687	0.19%	1,059,629	3,752	0.35%	928,611	7,585	0.82%
Savings	110,968	197	0.18	77,364	274	0.35	57,078	320	0.56
Money market	5,202,374	13,697	0.26	4,519,170	25,758	0.57	4,038,143	67,998	1.68
Time deposits (5)	805,982	9,988	1.24	836,098	15,446	1.85	702,245	15,055	2.14
Total interest-bearing deposits	7,514,002	26,569	0.35	6,492,261	45,230	0.70	5,726,077	90,958	1.59
Federal funds purchased	1,160,745	2,473	0.21	627,561	2,700	0.43	398,679	9,076	2.28
Other borrowings	64,696	2,760	4.27	64,709	3,055	4.72	64,684	3,124	4.83
Total interest-bearing liabilities	$8,739,443	$31,802	0.36%	$7,184,531	$50,985	0.71%	6,189,440	103,158	1.67%
Non-interest-bearing liabilities:
Non-interest-bearing checking	3,689,311			2,492,500			1,632,385
Other liabilities	48,392			53,874			37,708
Stockholders' equity	1,059,317			898,023			777,757
Unrealized gains on securities	18,758			15,939			1,314
Total liabilities and stockholders' equity	$13,555,221			$10,644,867			$8,638,604

Net interest income		$384,780			$338,379			$287,961
Net interest spread			2.82%			3.09%			3.02%
Net interest margin (6)			2.94%			3.31%			3.46%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $35,204, $19,408 are included in interest income in 2021 and 2020, respectively.
(2)	Accretion on acquired loan discounts of $100 is included in interest income in 2020.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized gains of $25,276 and $18,955 are excluded from the yield calculation in 2021 and 2020, respectively.
(5)	Accretion on acquired CD premiums of $75 and $63 are included in interest expense in 2021 and 2020, respectively.
(6)	Net interest margin is net interest revenue divided by average interest-earning assets.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2020 Compared to 2019 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$25,432	$(2,127)	$23,305	$61,402	$(53,028)	$8,374
Tax-exempt	(175)	(5)	(180)	(85)	21	(64)
Total loans, net of unearned income	25,257	(2,132)	23,125	61,317	(53,007)	8,310
Mortgage loans held for sale	(110)	34	(76)	180	(105)	75
Debt securities:
Taxable	4,713	(1,422)	3,291	5,914	(800)	5,114
Tax-exempt	(492)	(9)	(501)	(830)	137	(693)
Total debt securities	4,221	(1,431)	2,790	5,084	(663)	4,421
Federal funds sold	(156)	(147)	(303)	(2,867)	(2,839)	(5,706)
Restricted equity securities	7	-	7	-	-	-
Interest-bearing balances with banks	3,700	(2,025)	1,675	7,037	(15,892)	(8,855)
Total interest-earning assets	32,919	(5,701)	27,218	70,751	(72,506)	(1,755)

Interest-bearing liabilities:
Interest-bearing demand deposits	965	(2,030)	(1,065)	949	(4,782)	(3,833)
Savings	92	(169)	(77)	93	(139)	(46)
Money market	3,435	(15,496)	(12,061)	7,282	(49,522)	(42,240)
Time deposits	(538)	(4,920)	(5,458)	2,640	(2,249)	391
Total interest-bearing deposits	3,954	(22,615)	(18,661)	10,964	(56,692)	(45,728)
Federal funds purchased	1,568	(1,795)	(227)	3,459	(9,835)	(6,376)
Other borrowed funds	(1)	(294)	(295)	1	(70)	(69)
Total interest-bearing liabilities	5,521	(24,704)	(19,183)	14,424	(66,597)	(52,173)
Increase (decrease) in net interest income	$27,398	$19,003	$46,401	$56,327	$(5,909)	$50,418

* The rate/volume variance is allocated on a pro rata basis between the volume variance and the rate variance in the table above.

In the table above, changes in net interest income are attributable to (a) changes in average balances (volume variance), (b) changes in rates (rate variance), or (c) changes in rate and average balances (rate/volume variance). The volume variance is calculated as the change in average balances times the previous period. The rate variance is calculated as the change in rates times the previous period average balance. The rate/volume variance is calculated as the change in rates times the change in average balances.

From 2020 to 2021, growth in loans was the primary driver of our volume component change. Growth in average balances of interest-bearing balances with banks was a significant contributor to our overall unfavorable volume change. The rate component was unfavorable as average rates paid on interest-bearing liabilities decreased 35 basis points while yields on average earning assets decreased 62 basis points.

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. We have been responsive to market declines in deposit rates as federal aid money has been inserted into the banking system in response to the COVID-19 outbreak. We dropped our deposit rates five times during 2020, while our deposit rates remained unchanged during 2021. Also, we have not competed for new loans on interest rate alone, but rather we have relied significantly on effective marketing to attract business customers.

Our net interest spread and net interest margin were 2.82% and 2.94%, respectively, for the year ended December 31, 2021, compared to 3.09% and 3.31%, respectively, for the year ended December 31, 2020. The decrease in net interest spread and net interest margin was primarily attributable to increases in average interest-bearing balances with banks, which more than tripled to $3.4 billion in 2021. The majority of these funds were kept at the Federal Reserve, which only earned an average interest rate of 0.127% during 2021. Our average interest-earning assets for the year ended December 31, 2021 increased $2.86 billion, or 27.9%, to $13.1 billion from $10.24 billion for the year ended December 31, 2020. Average loans grew $570.6 million, or 7.0%, average debt securities grew $159.6 million, or 19.1%, and average federal funds sold and interest-bearing balances with banks grew $2.14 billion, or 173.5%. Our average interest-bearing liabilities increased $1.55 billion, or 21.6%, to $8.74 billion for the year ended December 31, 2021 from $7.18 billion for the year ended December 31, 2020. All of our markets had an increase in total deposits during 2021. The ratio of our average interest-earning assets to average interest-bearing liabilities increased from 142.5% for the year ended December 31, 2020 to 149.9% for the year ended December 31, 2021, as average noninterest-bearing deposits and stockholders’ equity grew by a combined $1.36 billion, or 40.0%, from 2020 to 2021.

Our average interest-earning assets produced a taxable equivalent yield of 3.18% for the year ended December 31, 2021, compared to 3.80% for the year ended December 31, 2020. The average rate paid on interest-bearing liabilities was 0.36% for the year ended December 31, 2021, compared to 0.71% for the year ended December 31, 2020.

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

The provision expense for credit losses decreased 25.7% for the year ended December 31, 2021 when compared to the year-ended December 31, 2020. The decrease in provision expense is primarily the result of a $26.3 million decrease in net charge-offs as well as improvement in economic projections used to inform loss driver forecasts with the ACL model. Nonperforming loans decreased to $12.1 million, or 0.13% of total loans, at December 31, 2021 from $19.0 million, or 0.22% of total loans, at December 31, 2020. During 2021, we had net charged-off loans totaling $2.8 million, compared to net charged-off loans of $29.1 million for 2020. The ratio of net charged-off loans to average loans was 0.03% for 2021 compared to 0.36% for 2020. The ACL for December 31, 2021 totaled $116.7 million, or 1.22% of loans, net of unearned income. The ACL totaled $87.9 million, or 1.04% of loans, net of unearned income, at December 31, 2020.

Noninterest Income

Noninterest income for the years ended December 31, 2021 and 2020 were as follows.

	2021	2020	Change	Percentage change
Service charges on deposit accounts	$6,839	$7,528	$(689)	(9.2%)
Mortgage banking	7,340	8,747	(1,407)	(16.1%)
Credit card income	7,347	5,916	1,431	24.2%
Securities gains	620	-	620	N/M
Increase in cash surrender value life insurance	6,642	6,310	332	5.3%
Other operating income	4,664	1,615	3,049	188.8%
Total noninterest income	$33,452	$30,116	$3,336	11.1%

Noninterest income increased $3.3 million, or 11.1%, to $33.5 million in 2021 from $30.1 million in 2020, primarily due to increases in credit card income and the value of our interest rate cap, partially offset by decreases in mortgage banking income and deposit service charges. The value of our interest rate cap derivative increased from $139,000 as of December 31, 2020 to $1.2 million as of December 31, 2021, primarily a result of increased probabilities of rate hikes by the Federal Reserve during 2022. Merchant service revenue increased $666,000, or 118.1%, to $1.2 million in 2021 compared to 2020. Service charges on deposit accounts decreased $689,000, or 9.2%, to $6.8 million in 2021 compared to $7.5 million 2020 due to analyzed costs that supported the growth in non-interest deposits, settlement services, and correspondent banks added during 2021. Mortgage banking income decreased $1.4 million, or 16.1%, to $7.3 million in 2021 compared to $8.7 million in 2020. The bank began retaining mortgage loans otherwise originated for sale during the third quarter of 2021 to leverage our excess liquidity and increase yields on earning assets. As of December 31, 2021, we had retained a total of 202 1-4 family mortgages for an aggregate balance of $76.9 million. Credit card income increased $1.4 million, or 24.2%, to $7.3 million in 2021 compared to $5.9 million in 2020. The number of credit card accounts increased 31.5% from 2020 to 2021 while the aggregate amount of spend on all credit card accounts increased 36%. The increase in cash surrender value of bank-owned life insurance contracts increased $332,000, or 5.3%, to $6.6 million in 2021 compared to $6.3 million 2020. We purchased multiple life insurance contracts totaling $60.7 million during the second half of 2020. Other operating income increased 188.8% in 2021 compared to 2020.

Noninterest Expense

Noninterest expense for the years ended December 31, 2021 and 2020 were as follows.

	2021	2020	Change	Percentage change
Salaries and employee benefits	$67,728	$61,414	$6,314	10.3%
Equipment and occupancy expense	11,404	10,070	1,334	13.2%
Third party processing and other services	16,362	13,778	2,584	18.8%
Professional services	3,891	4,242	(351)	(8.3%)
FDIC and other regulatory assessments	5,679	4,354	1,325	30.4%
Other real estate owned expense	868	2,163	(1,295)	(59.9%)
Other operating expenses	27,157	15,490	11,667	75.3%
Total noninterest expenses	$133,089	$111,511	$21,578	19.4%

Noninterest expenses increased $21.6 million, or 19.4%, to $133.1 million for the year ended December 31, 2021 from $111.5 million for the year ended December 31, 2020. Increased salaries and employee benefits expenses, deconversion expense associated with our change in system hosting vendors and write-downs of certain tax credit equity investments were the primary drivers of the increase in noninterest expense. Salary and employee benefits expenses increased $6.3 million, or 10.3%, to $67.7 million in 2021 compared to 2020. We had 502 full-time equivalent employees as of December 31, 2021 compared to 493 as of December 31, 2020, a 1.8% increase. Incentive expense increased 37.4% year over year. We increased our annual incentive accrual based on the increased loan production in 2021 and on final anticipated payouts for 2021 PPP loan originations. Equipment and occupancy expense increased $1.3 million, or 13.2%, to $11.4 million in 2021 compared to 2020. Third party processing and other services increased $2.6 million or 18.8%, to $16.4 million in 2021 compared to 2020. We incurred a 25% increase in core system hosting charges with our current vendor when we notified them that we would be converting to another vendor in 2022. Increased service charges from the Federal Reserve Bank of Atlanta are the result of increased processing of transactions by us for our correspondent banking clients. Professional services expense decreased $351,000, or 8.3%, in 2021 compared to 2020. FDIC assessments increased $1.3 million, or 30.4% to $5.7 million from 2020 to 2021. This increase was primarily the result of increased assets which increases our assessment base. Expenses on other real estate owned decreased $1.3 million to $868,000 in 2021 compared to $2.1 million in 2020. Other operating expenses increased $11.7 million, or 75.3%, to $27.2 million in 2021 compared to 2020. The primary driver of the increase in other operating expense was an $8.8 million write down of equity investments totaling $40.0 million in two Federal New Market Tax Credit partnerships during 2021. We recognized $10.5 million in tax credits related to these Federal New Market Tax Credit partnerships in 2021, which is recorded in provision for income taxes on the consolidated statement of income. Changes in other operating expenses from 2020 to 2021 are detailed in Note 15 - “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $45.6 million for the year ended December 31, 2021 compared to $44.6 million in 2020. Our effective tax rates for 2021 and 2020 were 18.00% and 20.84%, respectively. We recognized $10.5 million in credits during 2021 related to new investments in two Federal New Market Tax Credits. We also recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during 2021 of $2.8 million, compared to $1.6 million during 2020. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Financial Condition

Assets

Total assets as of December 31, 2021, were $15.45 billion, an increase of $3.52 billion, or 29.5%, over total assets of $11.93 billion as of December 31, 2020. Average assets for the year ended December 31, 2021 were $13.56 billion, an increase of $2.91 billion, or 27.3%, over average assets of $10.64 billion for the year ended December 31, 2020. Growth in loans, interest-bearing balances with banks, and federal funds sold were the primary reasons for the increase in ending and average total assets. Year-end 2021 loans were $9.53 billion, up $1.07 billion, or 12.6%, over year-end 2020 total loans of $8.47 billion. Paycheck Protection Program (“PPP”) loans decreased from $900.5 million at December 31, 2020 to $230.2 million at December 31, 2021. Excluding this decrease in PPP loans, total loans increased $1.74 billion, or 23.0% during 2021.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets as of December 31, 2021 were $15.30 billion, or 99.0% of total assets of $15.45 billion. Earning assets as of December 31, 2020 were $11.76 billion, or 98.6% of total assets of $11.93 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. At December 31, 2021, mortgage-backed securities represented 56.6% of the investment portfolio, corporate debt represented 29.1% of the investment portfolio, state and municipal securities represented 1.7% of the investment portfolio, government agency securities represented 0.5%, and U.S. Treasury securities represented 12.1% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We do not have currently, and did not have at December 31, 2021, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $1.29 billion at December 31, 2021, compared to $861.2 million at December 31, 2020.

The following table presents the book value and weighted average yield of our securities as of December 31, 2021 by their stated maturities (this maturity schedule excludes security prepayment and call features).

	Maturity of Debt Securities - Weighted Average Yield
	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	More Than Ten Years	Total
At December 31, 2021:	(In Thousands)
Securities Available for Sale:
U.S. Treasury Securities	$5,997	$3,006	$-	$-	$9,003
Government Agency Securities	6,001	21	-	-	6,022
Mortgage-backed securities	23	2,562	80,729	341,058	424,372
State and municipal securities	5,934	6,709	8,793	94	21,530
Corporate debt	14,981	22,025	329,613	3,000	369,619
Total	$32,936	$34,323	$419,135	$344,152	$830,546

Tax-equivalent Yield (1)
U.S. Treasury Securities	2.07%	1.59%	-%	-%	1.91%
Government Agency Securities	2.10	5.09	-	-	2.11
Mortgage-backed securities	2.97	2.63	2.43	1.30	1.52
State and municipal securities	2.13	2.30	1.94	5.96	2.12
Corporate debt	3.69	4.63	4.37	4.50	4.36
Total weighted average yield (2)	2.82%	3.76%	3.95%	1.33%	2.81%

Securities Held to Maturity:
U.S. Treasury Securities	$-	$49,663	$99,600	$-	$149,263
Mortgage-backed securities	-	-	-	310,641	310,641
State and municipal securities	250	-	2,803	-	3,053
Total	$250	$49,663	$102,403	$310,641	$462,957

Tax-equivalent Yield (1)
U.S. Treasury Securities	-%	1.15%	1.31%	-%	1.26%
Mortgage-backed securities	-	-	-	2.23	2.23
State and municipal securities	3.21	-	1.85	-	1.96
Total weighted average yield (2)	3.21%	1.15%	1.33%	2.23%	1.91%

(1) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

(2) Weighted Average Yield is calculated by taking the sum of each category of securities multiplied by the respective tax-equivalent yield for a given maturity, and dividing by the sum of the securities for the same maturity.

As of December 31, 2021, we had $58.4 million in federal funds sold, compared with $1.8 million at December 31, 2020. At year-end 2021, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the fourth quarter of 2021, the bank began buying U.S. Treasury Securities and Mortgage-backed securities to absorb excess liquidity. The bank is currently targeting the addition of $50 million per month, net of paydowns and maturities, of each of these categories of debt securities during 2022.

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

Loan Portfolio

The following is a condensed overview of changes in our loan portfolio. Please see Note 3 - “Loans” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for a more detailed analysis of our loan portfolio by type of loan.

Section 1102 of the CARES Act created the Paycheck Protection Program, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Our bank participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required from borrowers and neither the government nor lenders were permitted to charge the recipients any fees.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act (“CAA”). The CAA, among other things, extended the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Effective May 28, 2021, the PPP was closed to new applications. Additionally, section 541 of the CAA extended the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.

We funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. To the extent the PPP loans are forgiven, this represents outside funds to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections have been instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had immediately prior to the beginning of the COVID-19 pandemic, are critical factors in determining the continued business viability of our borrowers. As of January 31, 2022, we have received payment from the SBA on almost 6,300 of our loans totaling $1.3 billion.

We had total loans of approximately $9.5 billion at December 31, 2021. A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

The following table details our loans at December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in Thousands)
Commercial, financial and agricultural	$2,984,053	$3,295,900	$2,696,210
Real estate - construction	1,103,076	593,614	521,392
Real estate - mortgage:
Owner-occupied commercial	1,874,103	1,693,428	1,587,478
1-4 family mortgage	826,765	711,692	644,188
Other mortgage	2,678,084	2,106,184	1,747,394
Total real estate - mortgage	5,378,952	4,511,304	3,979,060
Consumer	66,853	64,870	64,789
Total Loans	9,532,934	8,465,688	7,261,451
Less: Allowance for credit losses	(116,660)	(87,942)	(76,584)
Net Loans	$9,416,274	$8,377,746	$7,184,867

The following table details the percentage composition of our loan portfolio by type at December 31, 2021, 2020 and 2019:

	2021	2020	2019

Commercial, financial and agricultural	31.30%	38.93%	37.13%
Real estate - construction	11.57	7.01	7.18
Real estate - mortgage:
Owner-occupied commercial	19.66	20.00	21.86
1-4 family mortgage	8.67	8.41	8.87
Other mortgage	28.10	24.88	24.07
Total real estate - mortgage	56.43	53.29	54.80
Consumer	0.70	0.77	0.89
Total Loans	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2021:

	Due in 1	After 1 year	After 5 years	After
	year or less	to 5 years	to 15 years	15 years	Total
	(in Thousands)
Commercial, financial and agricultural	$1,225,142	$1,448,750	$308,656	$1,505	$2,984,053
Real estate - construction	329,198	661,448	110,032	2,398	1,103,076
Real estate - mortgage:
Owner-occupied commercial	229,010	866,574	767,001	11,518	1,874,103
1-4 family mortgage	75,456	251,122	212,248	287,939	826,765
Other mortgage	398,939	1,760,865	494,468	23,812	2,678,084
Total real estate - mortgage	703,405	2,878,561	1,473,717	323,269	5,378,952
Consumer	42,596	22,211	2,046	-	66,853
Total Loans	$2,300,341	$5,010,970	$1,894,451	$327,172	$9,532,934
Less: Allowance for loan losses					(116,660)
Net Loans					$9,416,274

Amount due after one year at
fixed interest rates:
Commercial, financial and agricultural	$1,152,531
Real estate - construction	343,010
Real estate - mortgage:
Owner-occupied commercial	1,476,554
1-4 family mortgage	394,915
Other mortgage	1,940,535
Total real estate - mortgage	3,812,004
Consumer	14,583
Total loans	$5,322,128

Amount due after one year at
variable interest rates:
Commercial, financial and agricultural	$606,380
Real estate - construction	430,868
Real estate - mortgage:
Owner-occupied commercial	168,539
1-4 family mortgage	356,394
Other mortgage	338,610
Total real estate - mortgage	863,543
Consumer	9,674
Total loans	$1,910,465

Asset Quality

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the years ended December 31, 2021, 2020 and 2019.

	As of and for the Years Ended December 31,
	2021	2020	2019 (1)
	(Dollars in Thousands)
Allowance for credit losses to total loans outstanding	1.22%	1.04%	1.05%
Allowance for credit losses (1)	$116,660	$87,942	$76,584
Total loans outstanding	$9,532,934	$8,465,688	$7,261,451

Nonaccrual loans to total loans outstanding	0.07%	0.17%	0.41%
Nonaccrual loans	$6,762	$13,973	$30,091
Total loans outstanding	$9,532,934	$8,465,688	$7,261,451

Allowance for credit losses to nonaccrual loans	1,725.23%	629.37%	254.51%
Allowance for credit losses (1)	$116,660	$87,942	$76,584
Nonaccrual loans	$6,762	$13,973	$30,091

Net charge-offs during the period to average loans outstanding:
Commercial, financial and agricultural	0.07%	0.75%	0.56%
Net charge-offs during the period	$2,318	$23,684	$14,709
Average amount outstanding	$3,127,227	$3,145,647	$2,603,807

Real estate - construction	-%	0.18%	-%
Net charge-offs (recoveries) during the period	$(38)	$1,000	$(3)
Average amount outstanding	$806,705	$547,818	$553,091

Real estate - mortgage:
Owner-occupied commercial	-%	0.23%	0.25%
Net charge-offs during the period	$54	$3,884	$3,882
Average amount outstanding	$1,760,591	$1,663,831	$1,523,430

1-4 family mortgage	0.02%	0.06%	0.04%
Net charge-offs during the period	$132	$373	$263
Average amount outstanding	$739,389	$673,895	$631,683

Other mortgage	-%	-%	0.18%
Net charge-offs during the period	$7	$-	$2,724
Average amount outstanding	$2,294,574	$1,931,130	$1,513,531

Total real estate - mortgage	-%	0.10%	0.19%
Net charge-offs during the period	$193	$4,257	$6,869
Average amount outstanding	$4,794,554	$4,268,856	$3,668,644

Consumer	0.50%	0.22%	0.76%
Net charge-offs during the period	$326	$135	$485
Average amount outstanding	$64,736	$61,661	$63,421

Total loans	0.03%	0.36%	0.32%
Net charge-offs during the period	$2,799	$29,076	$22,060
Average amount outstanding	$8,725,561	$8,154,991	$6,865,129

(1)	The year 2019 was accounted for under the incurred loss methodology and not restated to reflect the adoption of ASC 326.

Effective January 1, 2020, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the current expected credit loss (“CECL”) model. Upon the adoption of ASC 326 the total amount of the allowance for credit losses (“ACL”) on loans estimated using the CECL methodology decreased $2.0 million compared to the total amount of the allowance recorded as of December 31, 2019 using the prior incurred loss model. Fluctuations in the estimated allowances by portfolio segment offset one another, for the most part, and, as a result, the overall estimated amount of ACL did not significantly change as a result of the change in methodology.  Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience. The ACL is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the ACL, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance is adequate at December 31, 2021.

The ACL for December 31, 2021 and 2020 was calculated under the CECL methodology and totaled $116.7 million and $87.9 million, or 1.22% and 1.04% of loans, net of unearned income, respectively. The allowance for loan losses totaled $76.6 million, or 1.05% of loans, net of unearned income, at December 31, 2019 and was calculated under the incurred loss methodology.  Excluding PPP loans, the allowance for credit losses as a percentage of total loans at December 30, 2021 and 2020 was 1.25% and 1.16%, respectively. The increase in the ACL as a percent of total loans at December 31, 2021 from December 31, 2020 is largely the result of a net decrease in PPP loans totaling $670 million, which were excluded from the ACL, and $1.7 billion in net loan growth, excluding PPP loans, during 2021.  This loan growth was primarily within our real estate – mortgage and real estate – construction loan categories which have increased $868 million and $509 million, respectively.  We added a new qualitative environmental factor to address the termination of the PPP for the effect it could have on various businesses that will need to be self-sustaining without the assistance of PPP as well as potential risk of nonpayment from SBA due to fraud within PPP loans.  This new qualitative factor totaled $1.4 million at December 31, 2021.  Additionally, we added a qualitative factor totaling $2.0 million to address the risk associated with a high level of loan growth within our newest market, West Central Florida. Net credit charge-offs to average loans were 0.03% for the year ended December 31, 2021, compared to 0.36% and 0.32% for the years ended December 31, 2020 and 2019, respectively. Nonaccrual loans decreased to $6.8 million, or 0.07% of total loans, at December 31, 2021 from $14.0 million, or 0.17% of total loans, at December 31, 2020, and were $30.1 million, or 0.31% of total loans, at December 31, 2019. The improvement in net credit charge-offs and nonaccrual loan totals at December 31, 2021 compared to December 31, 2020 and 2019 is the result of the improving economic environment within the markets we serve as well as the overall credit quality of our loan portfolio.

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $1.3 million at December 31, 2021. At December 31, 2020, the allowance for unfunded commitments was $2.2 million.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2021		2020		2019
		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in
		each		each		each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans

	(Dollars in Thousands)
Commercial, financial and agricultural	$41,869	31.30%	$36,370	38.93%	$43,666	37.13%
Real estate - construction	26,994	11.57	16,057	7.01	2,768	7.18
Real estate - mortgage	45,829	56.43	33,722	53.29	29,653	54.80
Consumer	1,968	0.70	1,793	0.77	497	0.89
Total	$116,660	100.00%	$87,942	100.00%	$76,584	100.00%

We use the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, we utilize and forecast national unemployment rate as a loss driver. We also utilize and forecast GDP growth as a second loss driver for our agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. A reasonable and supportable period of twelve months was utilized followed by a six-month straight-line reversion to long term averages at December 31, 2021, December 31, 2020 and upon implementation of CECL on January 1, 2020. We leveraged economic projections from reputable and independent sources to inform our loss driver forecasts. At December 31, 2021, we forecasted a national unemployment rate and national GDP growth rate similar to levels experienced just prior to the pandemic. At December 31, 2020, we forecasted a significantly higher national unemployment rate as well as a slightly higher national GDP growth rate. We expect national unemployment rate and GDP growth rate to remain at pre-pandemic levels over the forecast period.

We use a loss-rate method to estimate expected credit losses for our commercial revolving lines of credit and credit card pools. An expected loss ratio is applied based on internal and peer historical losses.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. We consider factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions, including inflation.

PPP loans outstanding totaled $230.2 million and $900.5 million at December 31, 2021 and December 31, 2020, respectively, and are included within the Commercial, financial and agricultural loan category.

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

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2021, 2020 and 2019:

	2021		2020		2019
		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$4,343	17	$11,709	22	$14,729	29
Real estate - construction	-	-	234	1	1,588	2
Real estate - mortgage:
Owner-occupied commercial	1,021	2	1,259	4	10,826	3
1-4 family mortgage	1,398	12	771	7	1,440	5
Other mortgage	-	-	-	-	1,507	1
Total real estate - mortgage	2,419	14	2,030	11	13,773	9
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$6,762	31	$13,973	34	$30,091	40

90+ days past due and accruing:
Commercial, financial and agricultural	$39	4	$11	2	$201	3
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	611	3	104	1	873	5
Other mortgage	4,656	1	4,805	1	4,924	1
Total real estate - mortgage	5,267	4	4,909	2	5,797	6
Consumer	29	22	61	25	23	8
Total 90+ days past due and accruing	$5,335	30	$4,981	29	$6,021	17
Total nonperforming loans	$12,097	61	$18,954	63	$36,112	57
Plus: Other real estate owned and repossessions	1,208	5	6,497	11	8,178	12
Total nonperforming assets	$13,305	66	$25,451	74	$44,290	69

Restructured accruing loans:
Commercial, financial and agricultural	$431	2	$818	3	$625	2
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate - mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total restructured accruing loans	$431	2	$818	3	$625	2
Total nonperforming assets and restructured accruing loans	$13,736	68	$26,269	77	$44,915	71

Ratios:
Nonperforming loans to total loans	0.13%		0.22%		0.50%
Nonperforming assets to total loans plus other
Nonperforming assets to total loans plus other real estate owned and repossessions	0.14%		0.30%		0.61%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.14%		0.31%		0.62%

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-collateralized and in the process of collection.  Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on nonaccrual loans is recognized only as received. If we believe that a loan will not be collected in full, we will increase the ACL  to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal.  There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

On December 27, 2020, the CAA was signed into law and extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In keeping with this guidance from regulators, the bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. Should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2021, we carry $4.0 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $5.8 million at December 31, 2020. At this time, we are unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but we recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2021, 2020 and 2019:

	For Year Ended December 31,
	2021		2020		2019
	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$3,689,311	-%	$2,492,500	-%	$1,632,385	-%
Interest-bearing demand deposits	1,394,678	0.19%	1,059,629	0.35%	928,611	0.82%
Money market accounts	5,202,374	0.26%	4,519,170	0.57%	4,038,143	1.68%
Savings accounts	110,968	0.18%	77,364	0.35%	57,078	0.56%
Time deposits	755,982	1.24%	768,016	1.90%	702,245	2.20%
Brokered time deposits	50,000	1.68%	68,082	1.68%	-	-%
Total deposits	$11,203,313		$8,984,761		$7,358,462

The following table presents the portion of our total deposits in excess of insurance limit as of December 31, 2021, 2020, and 2019, respectively.

	Uninsured Deposits
	For the Year Ended December 31,
	2021	2020	2019
Uninsured deposits	$10,650,189	$7,718,687	$5,251,424

The following table presents the maturities of our time deposits in excess of insurance limit as of December 31, 2021.

Portion of time deposits in excess of insurance limit
December 31, 2021
Time deposits otherwise uninsured with a maturity of:	(In Thousands)

3 months or less	$68,392
Over 3 months through 6 months	69,277
Over 6 months through 12 months	72,076
Over 12 months	76,531
Total	$286,276

The uninsured deposit data for 2021, 2020, and 2019 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations. Total average deposits for the year ended December 31, 2021 were $11.20 billion, an increase of $2.20 billion, or 24.7%, over total average deposits of $8.98 billion for the year ended December 31, 2020. Average noninterest-bearing deposits increased by $1.20 billion, or 48%, from $2.49 billion for the year ended December 31, 2020 to $3.69 billion for the year ended December 31, 2021.

Borrowed Funds

We had available $986.0 million in unused federal funds lines of credit with regional banks as of December 31, 2021, compared to $923.0 million as of December 31, 2020. The increase was attributable to additional lines of credit initiated with new banks during 2021. These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $1.16 billion, $627.6 million and $398.7 million for 2021, 2020 and 2019, respectively. We paid average interest rates on these funds of 0.21%, 0.43% and 2.28% for the same three years, respectively. The maximum amount outstanding at a month-end during 2021 and 2020 was $1.71 billion and $851.5 million, respectively.

Stockholders’ Equity

Stockholders’ equity increased $159.2 million during 2021, to $1.15 billion at December 31, 2021 from $992.9 million at December 31, 2020. The increase in stockholders’ equity resulted primarily from net income of $207.7 million during the year ended December 31, 2021, less dividends paid or declared on our common stock of $45.0 million during the year ended December 31, 2021.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(In Thousands)
Commitments to extend credit	$3,515,818	$2,606,258	$2,303,788
Credit card arrangements	366,525	286,128	248,617
Standby letters of credit and financial guarantees	61,856	66,208	48,394
Total	$3,944,199	$2,958,594	$2,600,799

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

Derivatives

The bank periodically enters into derivative contracts to manage exposures to movements in interest rates. The bank purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather is a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At December 31, 2021 the interest rate cap had a fair value of $1.2 million and remaining term of 1.3 years.

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments to customers related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2021 and 2020 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2021, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

Liquidity and Capital Adequacy

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $13.55 billion in 2021 compared to $10.64 billion in 2020, and to $8.64 billion in 2019.

	For the Year Ended
	2021	2020	2019
Sources of Funds:
Deposits:
Non-interest-bearing	27.3%	23.5%	18.9%
Interest-bearing	55.5	61.1	66.3
Federal funds purchased	8.6	5.9	4.6
Long term debt and other borrowings	0.5	0.6	0.8
Other liabilities	0.3	0.5	0.4
Equity capital	7.8	8.4	9.0
Total sources	100.0%	100.0%	100.0%

Uses of Funds:
Loans	64.4%	76.7%	79.5%
Securities	7.3	7.9	7.6
Interest-bearing balances with banks	24.7	11.0	6.2
Federal funds sold	0.1	0.6	3.1
Other assets	3.4	3.8	3.6
Total uses	100.0%	100.0%	100.0%

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest bearing deposit accounts. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. Liquidity is also available from funding sources consisting primarily of federal funds purchased, FHLB loan advances and available-for-sale securities. The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2021, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $5.1 billion. Additionally, at such date we had available to us approximately $986.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

As a separate entity from the bank, we also have separate liquidity obligations. We are responsible for the payment of dividends to our stockholders and interest and principal on our outstanding indebtedness. As a source of internal liquidity, we have access to the capital markets. We also may continue periodic offerings of debt and equity securities. However, our ultimate source of liquidity consists of dividends from the Bank, which are limited by applicable law and regulations. In 2021 and 2020, the Bank paid dividends of $46.0 million and $45.0 million to us, respectively. For a detailed discussion on the regulatory limitation on Bank dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1.

We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. Our management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Capital Adequacy

As of December 31, 2021, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2021. In addition, the Alabama Banking Department has required that the bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2021.

	Well-Capitalized	Actual at December 31, 2021
CET 1 Capital Ratio	6.50%	10.50%
Tier 1 Capital Ratio	8.00%	10.50%
Total Capital Ratio	10.00%	11.55%
Leverage ratio	5.00%	7.79%

For a description of capital ratios see Note 14 - “Regulatory Matters” to the Consolidated Financial Statements.

Critical Accounting Estimates

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

Allowance for Credit Losses

The Company assesses the adequacy of its allowance for credit losses at the end of each calendar quarter. The level of allowance is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for credit losses is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio. If our assumptions regarding the adequacy of our allowance for credit losses are not accurate, we may incur credit losses in excess of our current allowance for credit losses and be required to make material additions to our allowance. Such additional provision for credit losses could have a material adverse effect on our business and results of operations. Our regulators may disagree with our assumptions and could require us to materially increase our allowance for credit losses.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 1 – “Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

The Company follows the provisions of ASC 740-10, Income Taxes. ASC 740-10 establishes a single model to address accounting for uncertain tax positions. ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition measurement classification interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740-10 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more likely than not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Because of the uncertainty of estimates involved, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities and can be significant to the Company’s consolidated financial position, results of operations or cash flows.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2021, our gap was within such ranges.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2021. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$3,893,883	$1,700,971	$3,598,005	$224,529	$9,417,388
Securities	78,363	153,543	697,149	383,783	1,312,838
Federal funds sold	58,372	-	-	-	58,372
Interest bearing balances with banks	4,106,790	-	-	-	4,106,790
Total interest-earning assets	$8,137,408	$1,854,514	$4,295,154	$608,312	$14,895,388

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$1,613,567	$-	$-	$-	$1,613,567
Money market and savings	5,225,021	-	-	-	5,225,021
Time deposits	204,797	361,898	246,642	-	813,337
Federal funds purchased	-	-	-	64,706	64,706
Other borrowings	1,711,777	-	-	-	1,711,777
Total interest-bearing liabilities	8,755,162	361,898	246,642	64,706	9,428,408
Interest sensitivity gap	$(617,754)	$1,492,616	$4,048,512	$543,606	$5,466,980
Cumulative sensitivity gap	$(617,754)	$874,862	$4,923,374	$5,466,980	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(4.15)%	5.87%	33.05%	36.70%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. After starting the year at a rate of 0.10%, the Federal Reserve increased its targeted federal funds rate by 5 basis points to its current rate of 0.15%. At December 31, 2021, the model shows an increase in our EVE for all upward shifts in rates.

The chart below identifies the EVE impact of a downward shift in rates of 100 basis points and an upward shift in rates of 100, 200, 300 and 400 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2021

	0 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$1,152,015	$944,652	$1,241,872	$1,321,361	$1,388,178	$1,440,019
Actual dollar change		$(207,363)	$89,857	$169,346	$236,163	$288,004
Percent change		(18.00)%	7.80%	14.70%	20.50%	25.00%

The one-year gap ratio of positive 5.87% indicates that we would show an increase in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulations S-X and by Item 302 of Regulation S‑K are set forth in the pages listed below.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

ServisFirst Bancshares, Inc.

Birmingham, Alabama

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 3 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Accounting Standards Codification Topic 326 Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“allowance”) were $9.5 billion and $116.7 million as of December 31, 2021, respectively. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, current and projected economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. As further described in Notes 1 and 3 to the financial statements, to calculate the allowance for credit losses, loans with similar risk characteristics are collectively evaluated in pools and loans that do not share similar risk characteristics are excluded from the collective pools and evaluated on an individual basis. Management evaluates each loan pool utilizing a discounted cash flow (DCF), probability of default / loss given default (“PD/LGD”) or remaining life method, depending on the nature of the loan pool. Losses are predicted over a period of time determined to be reasonable and supportable, and after such period, losses are reverted to long term historical averages. The estimated credit losses for each loan pool are then adjusted for qualitative factors not inherently considered in the quantitative analyses. Consideration is given to the following factors:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Estimating qualitative factor adjustments requires significant judgment and can either increase or decrease the quantitative model estimation.

We identified the allowance for credit losses on loans, and more specifically the qualitative factor adjustments applied in the allowance, as a critical audit matter. The principal considerations for our determination of the qualitative factor adjustments as a critical audit matter are the subjectivity of the assumptions that management utilized in determining and applying qualitative factors in the allowance model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●

Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the determination of qualitative factor adjustments, the precision of management’s review and approval of the resulting estimate, and the third-party model validation and testing of the model’s performance.

●

Assessed the appropriateness and reasonableness of the qualitative factor adjustment framework, including evaluating management’s judgments as to which factors and relevant assessed risks impacted the qualitative adjustments for each loan pool.

●

Evaluated and tested the reasonableness and relevance of data utilized in the qualitative factor adjustments, including considering the data’s completeness and accuracy and testing the mathematical accuracy of the calculations.

●

Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model, evaluate the reasonableness of assumptions and judgments used in forecast components, and evaluate the adequacy of the third-party model validation of the allowance model.

●

Analyzed the total qualitative factor adjustment applied to each loan pool, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan pools and evaluated the appropriateness and level of the total qualitative factor adjustment applied in the overall allowance.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia

February 25, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

ServisFirst Bancshares, Inc.

Birmingham, Alabama

Opinion on Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and our report dated February 25, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 25, 2022

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$56,934	$93,655
Interest-bearing balances due from depository institutions	4,106,790	2,115,985
Federal funds sold	58,372	1,771
Cash and cash equivalents	4,222,096	2,211,411
Available for sale debt securities, at fair value	842,570	886,688
Held to maturity debt securities (fair value of $466,286 at December 31, 2021 and $250 at December 31, 2020)	462,957	250
Restricted equity securities	7,311	-
Mortgage loans held for sale	1,114	14,425
Loans	9,532,934	8,465,688
Less allowance for credit losses	(116,660)	(87,942)
Loans, net	9,416,274	8,377,746
Premises and equipment, net	60,300	54,969
Accrued interest and dividends receivable	34,831	36,841
Deferred tax asset, net	37,772	31,072
Other real estate owned and repossessed assets	1,208	6,497
Bank owned life insurance contracts	283,074	276,387
Goodwill and other identifiable intangible assets	13,638	13,908
Other assets	65,661	22,460
Total assets	$15,448,806	$11,932,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$4,799,767	$2,788,772
Interest-bearing	7,653,069	7,186,952
Total deposits	12,452,836	9,975,724
Federal funds purchased	1,711,777	851,545
Other borrowings	64,706	64,748
Accrued interest and dividends payable	13,619	12,321
Other liabilities	53,853	35,464
Total liabilities	14,296,791	10,939,802
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2021 and December 31, 2020	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,227,060 shares issued and outstanding at December 31, 2021, and 53,943,751 shares issued and outstanding at December 31, 2020	54	54
Additional paid-in capital	226,397	223,856
Retained earnings	911,008	748,224
Accumulated other comprehensive income	14,056	20,218
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,151,515	992,352
Noncontrolling interest	500	500
Total stockholders' equity	1,152,015	992,852
Total liabilities and stockholders' equity	$15,448,806	$11,932,654

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$385,721	$362,664	$354,308
Taxable securities	25,413	22,122	17,008
Nontaxable securities	302	739	1,429
Federal funds sold	29	332	6,038
Other interest and dividends	4,840	3,165	12,020
Total interest income	416,305	389,022	390,803
Interest expense:
Deposits	26,569	45,230	90,958
Borrowed funds	5,233	5,755	12,200
Total interest expense	31,802	50,985	103,158
Net interest income	384,503	338,037	287,645
Provision for credit losses	31,517	42,434	22,638
Net interest income after provision for credit losses	352,986	295,603	265,007
Noninterest income:
Service charges on deposit accounts	6,839	7,528	7,029
Mortgage banking	7,340	8,747	4,361
Credit card income	7,347	5,916	7,076
Securities gains	620	-	27
Increase in cash surrender value life insurance	6,642	6,310	3,746
Other operating income	4,664	1,615	1,743
Total noninterest income	33,452	30,116	23,982
Noninterest expenses:
Salaries and employee benefits	67,728	61,414	57,783
Equipment and occupancy expense	11,404	10,070	9,272
Third party processing and other services	16,362	13,778	11,234
Professional services	3,891	4,242	4,235
FDIC and other regulatory assessments	5,679	4,354	2,975
Other real estate owned expense	868	2,163	415
Other operating expenses	27,157	15,490	16,214
Total noninterest expenses	133,089	111,511	102,128
Income before income taxes	253,349	214,208	186,861
Provision for income taxes	45,615	44,639	37,618
Net income	207,734	169,569	149,243
Dividends on preferred stock	62	63	63
Net income available to common stockholders	$207,672	$169,506	$149,180
Basic earnings per common share	$3.83	$3.15	$2.79
Diluted earnings per common share	$3.82	$3.13	$2.76

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Net income	$207,734	$169,569	$149,243
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains arising during period from securities available for sale, net of tax of $(2,966), $3,845 and $2,788 for 2021, 2020, and 2019, respectively	(11,161)	14,469	10,511
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $319 for 2021	(1,196)	-	-
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity net of tax of $1,480 for 2021	5,705	-	-
Reclassification adjustment for net gains (losses) on call and sale of securities, net of tax of $130 and $(6), 2021 and 2019, respectively	490	-	(21)
Other comprehensive (loss) income, net of tax	(6,162)	14,469	10,490
Comprehensive income	$201,572	$184,038	$159,733

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
Year Ended December 31,

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, January 1, 2019	53,375,195	$-	$53	$218,521	$500,868	$(4,741)	$502	$715,203
Common dividends paid, $0.45 per share	-	-	-	-	(24,053)	-	-	(24,053)
Common dividends declared, $0.175 per share	-	-	-	-	(9,384)	-	-	(9,384)
Preferred dividends paid	-	-	-	-	(63)	-	-	(63)
Issue restricted shares pursuant to stock incentives, net of forfeitures	20,164	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	228,381	-	1	2,122	-	-	-	2,123
60,419 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,977)	-	-	-	(1,977)
Stock-based compensation expense	-	-	-	1,100	-	-	-	1,100
Other comprehensive income, net of tax	-	-	-	-	-	10,490	-	10,490
Net income	-	-	-	-	149,243	-	-	149,243
Balance, December 31, 2019	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.525 per share	-	-	-	-	(28,230)	-	-	(28,230)
Common dividends declared, $0.20 per share	-	-	-	-	(10,787)	-	-	(10,787)
Preferred dividends paid	-	-	-	-	(63)	-	-	(63)
Exit tax credit partnership	-	-	-	-	-	-	(2)	(2)
Impact of adopting ASC 326	-	-	-	-	1,124	-	-	1,124
Issue restricted shares pursuant to
stock incentives, net of forfeitures	33,195	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	286,816	-	-	3,487	-	-	-	3,487
19,484 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(729)	-	-	-	(729)
Stock-based compensation expense	-	-	-	1,332	-	-	-	1,332
Other comprehensive income, net of tax	-	-	-	-	-	14,469	-	14,469
Net income	-	-	-	-	169,569	-	-	169,569
Balance, December 31, 2020	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.60 per share	-	-	-	-	(32,520)	-	-	(32,520)
Common dividends declared, $0.23 per share	-	-	-	-	(12,472)	-	-	(12,472)
Preferred dividends paid	-	-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	104	-	-	104
Issue restricted shares pursuant to
stock incentives, net of forfeitures	57,570	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	225,739	-	-	3,534	-	-	-	3,534
52,261 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,848)	-	-	-	(2,848)
Stock-based compensation expense	-	-	-	1,855	-	-	-	1,855
Other comprehensive (loss), net of tax	-	-	-	-	-	(6,162)	-	(6,162)
Net income	-	-	-	-	207,734	-	-	207,734
Balance, December 31, 2021	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$207,734	$169,569	$149,243
Adjustments to reconcile net income to net cash provided by
Deferred tax	(5,061)	(9,727)	(1,077)
Provision for credit losses	31,517	42,434	22,638
Depreciation	4,118	3,832	3,682
Accretion on acquired loans	-	(100)	(90)
Amortization of core deposit intangible	270	271	270
Net amortization of debt securities available for sale	14,665	5,605	3,095
Decrease (increase) in accrued interest and dividends receivable	2,010	(10,579)	(2,192)
Stock-based compensation expense	1,855	1,332	1,100
Increase in accrued interest payable	1,298	387	1,553
Proceeds from sale of mortgage loans held for sale	234,086	284,881	135,359
Originations of mortgage loans held for sale	(213,435)	(284,247)	(137,190)
Gain on call of securities available for sale	(620)	-	(27)
Gain on sale of mortgage loans held for sale	(7,340)	(8,747)	(4,361)
Net loss (gain) on sale of other real estate owned and repossessed assets	288	(8)	(122)
Write down of other real estate owned and repossessed assets	845	1,861	287
Operating losses of tax credit partnerships	4	4	8
Increase in cash surrender value of life insurance contracts	(6,642)	(6,310)	(3,746)
Net change in other assets, liabilities, and other operating activities	739	832	(4,155)
Net cash provided by operating activities	266,331	191,290	164,275
INVESTMENT ACTIVITIES
Purchase of debt securities available for sale	(416,903)	(334,596)	(293,832)
Proceeds from maturities, calls and paydowns of debt securities available for sale	177,166	220,993	117,265
Proceeds from sale of debt securities available for sale	5,000	-	18,920
Purchases of debt securities held to maturity	(290,769)	-	(250)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	94,797	-	-
Purchases of restricted equity securities	(7,311)	-	-
Investment in tax credit partnership and SBIC	(43,912)	(636)	-
Increase in loans	(1,072,363)	(1,236,698)	(754,533)
Purchase of premises and equipment	(9,449)	(2,305)	(2,356)
Purchase of bank owned life insurance contracts	(45)	(60,682)	(75,000)
Proceeds from sale of other real estate owned and repossessed assets	2,695	2,853	1,437
Net cash used in investing activities	(1,561,094)	(1,411,071)	(988,349)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	2,010,995	1,038,893	192,538
Net increase in interest-bearing deposits	466,117	1,406,398	422,187
Net increase in federal funds purchased	860,232	380,796	182,024
Proceeds from issuance of 4% Subordinated Notes due October 21, 2030, net of issuance cost	-	34,750	-
Repayment of 5% Subordinated Notes due July 15, 2025	-	(34,710)	-
Proceeds from exercise of stock options	3,534	3,487	2,123
Taxes paid in net settlement of tax obligation upon exercise of stock options	(2,848)	(729)	(1,977)
Dividends paid on common stock	(32,520)	(28,230)	(24,053)
Dividends paid on preferred stock	(62)	(63)	(63)
Net cash provided by financing activities	3,305,448	2,800,592	772,779
Net increase in cash and cash equivalents	2,010,685	1,580,811	(51,295)
Cash and cash equivalents at beginning of period	2,211,411	630,600	681,895
Cash and cash equivalents at end of period	$4,222,096	$2,211,411	$630,600
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$30,504	$50,598	$101,605
Income taxes	56,651	50,867	42,232
Income tax refund	(3)	(47)	(86)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,318	$2,945	$4,611
Internally financed sale of other real estate owned	3,779	40	-
Available-for-sale securities transferred to held-to-maturity portfolio	261,026	-	-
Dividends declared	12,472	10,787	9,384

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

Debt Securities

Debt securities are classified based on the Company’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.

Transfers of debt securities into the held-to-maturity category from available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

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

Restricted Equity Securities

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2021 and 2020.

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

Allowance for Credit Losses (“ACL”)

As described below under Recently Adopted Accounting Pronouncements, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) Accounting Standard Codification (“ASC”) 326 effective January 1, 2020.

ACL – Debt Securities

Management uses a systematic methodology to determine its ACL for held-to-maturity debt securities. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. As of December 31, 2021, the Company had $463.0 million of held-to-maturity securities and no related valuation account.

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

The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an ACL on accrued interest receivable.

ACL – Loans

The ACL is based on the Company’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that  may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

ACL – Unfunded Loan Commitments

The ACL is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The ACL is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the ACL for unfunded commitments are reported in the income statement as a component of other operating expense.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets (3 to 39.5 years).

Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.

Leases

The Company leases certain office space and equipment under operating leases. Leases are recognized as a liability to make lease payments and as an asset representing the right to use the asset during the lease term, or “lease liability” and “right-of-use asset”, respectively. The lease liability is measured as the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate. The Company reports its right-of-use assets in other assets and its lease liabilities in other liabilities.

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

None of the Company’s leases provide an implicit discount rate. The Company uses its incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The Company does not recognize short-term leases on its balance sheet. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised.

Bank Owned Life Insurance (“BOLI”)

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

Goodwill and Other Identifiable Intangible Assets

The Company has recorded $13.6 million of goodwill at December 31, 2021 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the carrying value of a reporting unit exceeds its fair value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company designates the derivative on the date the derivative contract is entered into as a hedge of the (1) fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair-value” hedge) or (2) a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as a fair-value hedge, and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The changes in a derivative’s fair value that are included in the assessment of hedge effectiveness for a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, as necessary, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is re-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loan originations. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s rate lock commitments to customers as of December 31, 2021 and 2020 were not material and have not been recorded.

Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance requires recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Stock-Based Compensation

At December 31, 2021, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors. The plan has been accounted for under the provisions of ASC 718-10, Compensation – Stock Compensation with respect to employee stock options, restricted stock and performance-based stock. Specifically, awards are accounted for using the fair value-based method of accounting.  Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans.  Compensation expense related to stock options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period).  Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award. Performance shares represent the opportunity to earn shares of the Company’s common stock after a prescribed period and based on the relative market performance of the Company’s stock, subject to the recipient’s continued employment through the end of the performance period.  The actual shares earned under the performance shares units generally range between zero and 150% of the target level award, depending on the total stockholder return (TSR) of the Company over the performance period ranked relative to the TSR of a defined peer group of companies.  A Monte Carlo simulation is used to estimate the fair value of the performance shares as of the valuation date.  Compensation expense is recognized regardless of the extent to which the market condition is satisfied.

Earnings per Common Share

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and performance shares.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Accumulated comprehensive income, which is recognized as a separate component of equity, includes unrealized gains and losses on available-for-sale debt securities and amortization of unrealized gains and losses on debt securities transferred from available-for-sale to held-to-maturity at the time of transfer. Amounts reported as accumulated comprehensive income are shown net of taxes.

Advertising

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $498,000, $338,000 and $581,000, respectively.  Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

Recently Adopted Accounting Pronouncements

In  June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted ASC 326 effective January 1, 2020. Amounts reported for periods beginning on or after  January 1, 2020 are presented under ASC 326, except quarterly periods in 2020, which were not restated under CECL and all prior period information is presented in accordance with previously applicable GAAP. Based on prevailing economic conditions and forecasts as of  January 1, 2020, the Company recognized a cumulative net increase to retained earnings of $1.1 million, net of tax, attributable to a decrease in the allowance for credit losses of $2.0 million, an increase in the allowance for off balance sheet credit exposures of $500,000, and a decrease in deferred tax assets of $376,000. This was the result of implementing a more quantitative methodology. The commercial, financial, and agricultural loan category decreased $8.2 million due to the portfolio primarily consisting of loans with generally short contractual maturities. This was partially offset by an increase of $6.2 million in the real estate – construction loan category due to the application of peer loss rates within the discounted cash flow pool reserve methodology. Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience in this category.

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

In  August 2021, the FASB issued ASU No. 2021-06 Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU amends and adds various SEC paragraphs to the codification pursuant to the issuance of SEC Final Rule Releases No. 33-10786 and No. 33-10835 issued to improve disclosure rules. The ASU was effective upon issuance. The adoption of this disclosure guidance did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In  July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments, which amends guidance so that lessors are no longer required to record a selling loss at lease commencement for a lease with any variable lease payments that do not depend on an index or rate. A lessor would classify such leases as an operating lease rather than a sales-type or direct financing lease. The update is effective for the Company for its fiscal year beginning after  December 15, 2021, including interim periods within those years. The Company does not expect adoption of ASU 2021-05 to have an impact on its consolidated financial statements.

NOTE 2.         DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
December 31, 2021	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$9,003	$101	$-	$9,104
Government Agency Securities	6,022	19	-	6,041
Mortgage-backed securities	424,372	3,474	(2,685)	425,161
State and municipal securities	21,531	173	(70)	21,634
Corporate debt	369,618	11,659	(647)	380,630
Total	$830,546	$15,426	$(3,402)	$842,570
Debt Securities Held to Maturity
U.S. Treasury Securities	$149,263	$25	$(668)	$148,620
Mortgage-backed securities	310,641	5,251	(1,271)	314,621
State and municipal securities	3,053	2	(10)	3,045
Total	$462,957	$5,278	$(1,949)	$466,286

December 31, 2020
Debt Securities Available for Sale
U.S Treasury Securities	$13,993	$364	$-	$14,357
Government Agency Securities	15,228	230	-	15,458
Mortgage-backed securities	477,407	17,720	(18)	495,109
State and municipal securities	37,671	444	-	38,115
Corporate debt	316,857	7,296	(504)	323,649
Total	$861,156	$26,054	$(522)	$886,688
Debt Securities Held to Maturity
State and municipal securities	250	-	-	250
Total	$250	$-	$-	$250

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

At year-end 2021 and 2020, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2021 and 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021		December 31, 2020
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$32,913	$33,232	$30,797	$31,060
Due from one to five years	31,760	32,307	59,828	61,481
Due from five to ten years	338,407	348,594	288,002	293,886
Due after ten years	3,094	3,276	5,122	5,152
Mortgage-backed securities	424,372	425,161	477,407	495,109
	$830,546	$842,570	$861,156	$886,688

Debt securities held to maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	49,663	49,419	-	-
Due from five to ten years	102,403	101,996	-	-
Mortgage-backed securities	310,641	314,621	-	-
	$462,957	$466,286	$250	$250

The following table shows the gross unrealized losses and fair value of debt securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2021
U.S. Treasury Securities	$(668)	$123,698	$-	$-	$(668)	$123,698
Government Agency Securities	-	-	-	-	-	-
Mortgage-backed securities	(3,956)	437,489	-	-	(3,956)	437,489
State and municipal securities	(71)	5,680	(9)	228	(80)	5,908
Corporate debt	(647)	61,677	-	-	(647)	61,677
Total	$(5,342)	$628,544	$(9)	$228	$(5,351)	$628,772

December 31, 2020
U.S. Treasury Securities	$-	$-	$-	$-	$-	$-
Government Agency Securities	-	-	-	-	-	-
Mortgage-backed securities	(18)	3,667	-	-	(18)	3,667
State and municipal securities	-	-	-	-	-	-
Corporate debt	(504)	59,576	-	-	(504)	59,576
Total	$(522)	$63,243	$-	$-	$(522)	$63,243

At December 31, 2021, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Furthermore, the Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities; and, Agency-Backed Securities, including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. All debt securities in an unrealized loss position as of December 31, 2021 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales and calls of debt securities.

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Sale and call proceeds	$56,780	$27,857	$35,220
Gross realized gains	$620	$-	$42
Gross realized losses	-	-	15
Net realized gain	$620	$-	$27

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2021 and 2020 was $481.3 million and $477.6 million, respectively.

Restricted equity securities is comprised entirely of a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement.

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

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for Paycheck Protection Program (“PPP”) loans to be made by banks to employers with less than 500 employees if they continued to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provided additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP. Effective May 28, 2021, the PPP was closed to new applications. The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. At December 31, 2021 and December 31, 2020, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $7.2 million and $17.8 million, respectively. PPP loan origination fees recorded to interest income totaled $27.3 million and $14.1 million for the years ended December 31, 2021 and 2020, respectively. PPP loans outstanding totaled $230.2 million and $900.5 million at December 31, 2021 and 2020, respectively. PPP loans are included within the commercial, financial and agricultural loan category in the table below.

The composition of loans at December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020

	(In Thousands)
Commercial, financial and agricultural	$2,984,053	$3,295,900
Real estate - construction	1,103,076	593,614
Real estate - mortgage:
Owner-occupied commercial	1,874,103	1,693,428
1-4 family mortgage	826,765	711,692
Other mortgage	2,678,084	2,106,184
Total real estate - mortgage	5,378,952	4,511,304
Consumer	66,853	64,870
Total Loans	9,532,934	8,465,688
Less: Allowance for credit losses	(116,660)	(87,942)
Net Loans	$9,416,274	$8,377,746

Changes in the ACL during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019

	(In Thousands)
Balance, beginning of year	$87,942	$76,584	$68,600
Impact of adopting ASC 326	-	(2,000)	-
Loans charged off	(4,114)	(29,568)	(22,489)
Recoveries	1,315	492	429
Allocation from LGP (1)	-	-	7,406
Provision for credit losses	31,517	42,434	22,638
Balance, end of year	$116,660	$87,942	$76,584

(1)	In 2019, the Company recorded a $7.4 million payment resulting from the termination of a Loan Guarantee Program (“LGP”) operated by the State of Alabama.

As described in Note 1, “Summary of Significant Accounting Policies”, the Company adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At December 31, 2021 and 2020, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment and national GDP growth to be at levels experienced prior to the pandemic as the economy continues to come back on-line over the next year.

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

Changes in the allowance for credit losses, segregated by loan type, during the years ended December 31, 2021 and 2020, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Year Ended December 31, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(3,453)	(14)	(279)	(368)	(4,114)
Recoveries	1,135	52	86	42	1,315
Provision	7,817	10,899	12,300	501	31,517
Balance at December 31, 2021	$41,869	$26,994	$45,829	$1,968	$116,660

	Year Ended December 31, 2020
Allowance for loan losses:
Balance at December 31, 2019	$43,666	$2,768	$29,653	$497	$76,584
Impact of adopting ASC 326	(8,211)	6,212	(966)	965	(2,000)
Charge-offs	(23,936)	(1,032)	(4,397)	(203)	(29,568)
Recoveries	252	32	140	68	492
Provision	24,599	8,077	9,292	466	42,434
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942

We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $1.3 million and $2.2 million at December 31, 2021 and 2020, respectively. The provision expense for unfunded commitments was reduced by $900,000 for the year ended December 31, 2021 and was $1.2 million for the year ended December 31, 2020. Prior to  January 1, 2020, except quarterly periods in 2020 which were not restated, the allowance for losses on unfunded loan commitments was calculated using an incurred losses methodology.

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

The tables below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2021 and 2020:

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$800,822	$294,841	$209,086	$130,579	$114,870	$127,572	$1,216,153	$2,893,923
Special Mention	1,245	1,323	942	846	915	784	19,801	25,856
Substandard	-	387	10,039	1,741	1,501	7,966	42,640	64,274
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$802,067	$296,551	$220,067	$133,166	$117,286	$136,322	$1,278,594	$2,984,053

Real estate - construction
Pass	$597,497	$260,723	$110,671	$16,452	$13,704	$17,356	$76,662	$1,093,065
Special Mention	-	-	6,594	2,500	-	917	-	10,011
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$597,497	$260,723	$117,265	$18,952	$13,704	$18,273	$76,662	$1,103,076

Owner-occupied commercial
Pass	$406,473	$352,642	$231,197	$182,812	$162,648	$430,638	$96,860	$1,863,270
Special Mention	101	-	2,417	779	476	2,688	-	6,461
Substandard	-	-	-	-	-	4,372	-	4,372
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$406,574	$352,642	$233,614	$183,591	$163,124	$437,698	$96,860	$1,874,103

1-4 family mortgage
Pass	$299,686	$117,579	$68,044	$46,954	$37,374	$37,970	$210,338	$817,945
Special Mention	-	1,000	517	116	260	912	3,033	5,838
Substandard	-	150	593	241	231	611	1,156	2,982
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$299,686	$118,729	$69,154	$47,311	$37,865	$39,493	$214,527	$826,765

Other mortgage
Pass	$882,849	$481,012	$411,426	$174,700	$272,555	$353,621	$81,202	$2,657,365
Special Mention	-	-	130	376	2,720	4,656	-	7,882
Substandard	-	-	-	4,497	8,340	-	-	12,837
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$882,849	$481,012	$411,556	$179,573	$283,615	$358,277	$81,202	$2,678,084

Consumer
Pass	$16,303	$4,845	$2,896	$983	$903	$3,649	$37,250	$66,829
Special Mention	-	-	-	-	-	24	-	24
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$16,303	$4,845	$2,896	$983	$903	$3,673	$37,250	$66,853

Total Loans
Pass	$3,003,630	$1,511,642	$1,033,320	$552,480	$602,054	$970,806	$1,718,465	$9,392,397
Special Mention	1,346	2,323	10,600	4,617	4,371	9,981	22,834	56,072
Substandard	-	537	10,632	6,479	10,072	12,949	43,796	84,465
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$3,004,976	$1,514,502	$1,054,552	$563,576	$616,497	$993,736	$1,785,095	$9,532,934

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$1,260,341	$332,690	$229,838	$169,616	$89,893	$137,021	$988,093	$3,207,492
Special Mention	2,551	1,404	10	253	163	281	14,948	19,610
Substandard	569	10,639	617	5,447	963	2,038	48,525	68,798
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$1,263,461	$344,733	$230,465	$175,316	$91,019	$139,340	$1,051,566	$3,295,900

Real estate - construction
Pass	$230,931	$222,357	$53,981	$16,361	$7,677	$13,816	$48,256	$593,379
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	-	235
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$230,931	$222,357	$53,981	$16,361	$7,677	$14,051	$48,256	$593,614

Owner-occupied commercial
Pass	$351,808	$271,645	$221,513	$198,935	$158,531	$417,743	$61,119	$1,681,294
Special Mention	-	-	-	6,524	543	1,873	200	9,140
Substandard	-	-	12	780	-	1,962	240	2,994
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$351,808	$271,645	$221,525	$206,239	$159,074	$421,578	$61,559	$1,693,428

1-4 family mortgage
Pass	$179,314	$111,016	$70,381	$60,774	$27,985	$44,111	$212,616	$706,197
Special Mention	508	-	-	105	481	-	1,112	2,206
Substandard	350	126	-	235	218	-	2,360	3,289
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$180,172	$111,142	$70,381	$61,114	$28,684	$44,111	$216,088	$711,692

Other mortgage
Pass	$470,086	$470,092	$250,945	$368,283	$180,244	$272,722	$68,721	$2,081,093
Special Mention	-	-	-	2,793	541	8,566	-	11,900
Substandard	-	50	4,589	8,552	-	-	-	13,191
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$470,086	$470,142	$255,534	$379,628	$180,785	$281,288	$68,721	$2,106,184

Consumer
Pass	$20,410	$4,421	$1,551	$1,671	$1,031	$3,615	$32,125	$64,824
Special Mention	-	-	15	-	31	-	-	46
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,410	$4,421	$1,566	$1,671	$1,062	$3,615	$32,125	$64,870

Total Loans
Pass	$2,512,890	$1,412,221	$828,209	$815,640	$465,361	$889,028	$1,410,930	$8,334,279
Special Mention	3,059	1,404	25	9,675	1,759	10,720	16,260	42,902
Substandard	919	10,815	5,218	15,014	1,181	4,235	51,125	88,507
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,516,868	$1,424,440	$833,452	$840,329	$468,301	$903,983	$1,478,315	$8,465,688

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2021 and 2020 are as follows:

December 31, 2021	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,979,671	$4,382	$2,984,053
Real estate - construction	1,103,076	-	1,103,076
Real estate - mortgage:
Owner-occupied commercial	1,873,082	1,021	1,874,103
1-4 family mortgage	824,756	2,009	826,765
Other mortgage	2,673,428	4,656	2,678,084
Total real estate - mortgage	5,371,266	7,686	5,378,952
Consumer	66,824	29	66,853
Total	$9,520,837	$12,097	$9,532,934

December 31, 2020	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,284,180	$11,720	$3,295,900
Real estate - construction	593,380	234	593,614
Real estate - mortgage:
Owner-occupied commercial	1,692,169	1,259	1,693,428
1-4 family mortgage	710,817	875	711,692
Other mortgage	2,101,379	4,805	2,106,184
Total real estate - mortgage	4,504,365	6,939	4,511,304
Consumer	64,809	61	64,870
Total	$8,446,734	$18,954	$8,465,688

Loans by past due status as of December 31, 2021 and 2020 are as follows:

December 31, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$516	$77	$39	$632	$4,343	$2,979,078	$2,984,053	$2,059
Real estate - construction	-	-	-	-	-	1,103,076	1,103,076	-
Real estate - mortgage:
Owner-occupied commercial	143	-	-	143	1,021	1,872,939	1,874,103	1,021
1-4 family mortgage	-	703	611	1,314	1,398	824,053	826,765	483
Other mortgage	-	-	4,656	4,656	-	2,673,428	2,678,084	-
Total real estate - mortgage	143	703	5,267	6,113	2,419	5,370,420	5,378,952	1,504
Consumer	93	23	29	145	-	66,708	66,853	-
Total	$752	$803	$5,335	$6,890	$6,762	$9,519,282	$9,532,934	$3,563

December 31, 2020	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)
Commercial, financial and agricultural	$92	$1,738	$11	$1,841	$11,709	$3,282,350	$3,295,900	$5,101
Real estate - construction	-	-	-	-	234	593,380	593,614	-
Real estate - mortgage:
Owner-occupied commercial	-	995	-	995	1,259	1,691,174	1,693,428	467
1-4 family mortgage	61	1,073	104	1,238	771	709,683	711,692	512
Other mortgage	18	-	4,805	4,823	-	2,101,361	2,106,184	-
Total real estate - mortgage	79	2,068	4,909	7,056	2,030	4,502,218	4,511,304	979
Consumer	64	13	61	138	-	64,732	64,870	-
Total	$235	$3,819	$4,981	$9,035	$13,973	$8,442,680	$8,465,688	$6,080

There was no interest earned on nonaccrual loans for the years ended December 31, 2021 and 2020.

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

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,067	$5,075	$18,533	$27,599	$64,274	$9,727
Real estate - mortgage:
Owner-occupied commercial	4,372	-	-	-	4,372	1,371
1-4 family mortgage	2,982	-	-	-	2,982	163
Other mortgage	12,837	-	-	-	12,837	31
Total real estate - mortgage	20,191	-	-	-	20,191	1,565
Total	$33,258	$5,075	$18,533	$27,599	$84,465	$11,292

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,373	$27,952	$16,877	$4,594	$68,796	$7,142
Real estate - construction	235	-	-	-	235	1
Real estate - mortgage:
Owner-occupied commercial	2,012	971	-	12	2,995	499
1-4 family mortgage	3,264	-	-	24	3,288	48
Other mortgage	13,191	-	-	-	13,191	-
Total real estate - mortgage	18,467	971	-	36	19,474	547
Total	$38,075	$28,923	$16,877	$4,630	$88,505	$7,690

On March 22, 2020, an Interagency Statement was issued by banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In accordance with such guidance, the Bank offered short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2021, there were 12 loans outstanding totaling $1.5 million that have payment deferrals in connection with the COVID-19 relief provided by the CARES Act. All of these remaining deferrals are principal and interest deferrals. The CARES Act precluded all of the Company’s COVID-19 loan modifications from being classified as a TDR as of December 31, 2021.

TDRs at December 31, 2021 and 2020 totaled $2.6 million and $1.5 million, respectively. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

Year Ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,155	$1,155
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	991	991
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	1	991	991
Consumer	-	-	-
	3	$2,146	$2,146

	Year ended December 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$564	$564
Real estate - construction	1	357	357
Real estate - mortgage:
Owner-occupied commercial	1	611	611
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	1	611	611
Consumer	-	-	-
	4	$1,532	$1,532

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the years ended December 31, 2021 and December 31, 2020, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020

	(In Thousands)
Balance, beginning of year	$36,969	$24,681
Additions	3,168	-
Advances	90,553	41,183
Repayments	(79,445)	(28,895)
Removal	(65)	-
Balance, end of year	$51,180	$36,969

NOTE 4.         FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2021, 2020 and 2019 follows:

	2021	2020	2019
	(In Thousands)
Balance at beginning of year	$6,497	$8,178	$5,169
Transfers from loans and capitalized expenses	2,318	2,985	4,611
Foreclosed properties sold	(6,474)	(2,813)	(1,437)
Write downs and partial liquidations	(1,133)	(1,853)	(165)
Balance at end of year	$1,208	$6,497	$8,178

NOTE 5.         PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2021	2020
	(In Thousands)
Land	$5,830	$5,830
Building	38,261	36,365
Furniture and equipment	31,183	27,466
Leasehold improvements	13,400	10,789
Construction in progress	62	867
Total premises and equipment, cost	88,736	81,317
Accumulated depreciation	(28,436)	(26,348)
Total premises and equipment, net	$60,300	$54,969

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2021, 2020 and 2019 were $4.1 million, $3.8 million, and $3.7 million, respectively.

NOTE 6.         LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheet.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2021	December 31, 2020
Right-of-use assets	$17,916	$10,452
Lease liabilities	$18,549	$10,645
Weighted average remaining lease term	6.8	4.9
Weighted average discount rate	2.46%	3.2%

Lease costs during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Operating lease cost	$4,009	$3,476
Short-term lease cost	-	45
Variable lease cost	430	151
Sublease income	(94)	(93)
Net lease cost	$4,345	$3,579

The following table reconciles future undiscounted lease payments due under non-cancelable leases to the aggregate lease liability as of December 31, 2021:

(In Thousands)
2022	$4,084
2023	3,520
2024	2,566
2025	2,481
2026	1,903
Thereafter	5,509
Total lease payments	$20,063
Less: imputed interest	(1,514)
Present value of operating lease liabilities	$18,549

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

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance and therefore the partnerships are not consolidated in our financial statements. The amount of recorded investment in these partnerships as of December 31, 2021 and 2020 was $69.9 million and $4.0 million, respectively. During 2021, the Company invested in two Federal New Market Tax Credit partnerships, two Federal Historic Tax Credit partnerships and two Low-Income Housing Tax Credit partnerships with recorded investment in each totaling $63.3 million, $1.5 million and $1.1 million, respectively, at December 31, 2021. The amount of recorded investment included in loans of the Company totaled $32.0 million at December 31, 2021. There were no loans included in the Company’s recorded investment at December 31, 2020. The remaining amounts are included in other assets.

NOTE 8.         DEPOSITS

Deposits at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(In Thousands)
Noninterest-bearing demand	$4,799,767	$2,788,772
Interest-bearing checking	6,707,778	6,276,910
Savings	131,955	89,418
Time deposits, $250,000 and under	256,185	273,301
Time deposits, over $250,000	507,151	497,323
Brokered time deposits	50,000	50,000
	$12,452,836	$9,975,724

The scheduled maturities of time deposits at December 31, 2021 were as follows:

(In Thousands)
2022	$566,698
2023	174,332
2024	26,993
2025	10,039
2026	35,275
Total	$813,336

At December 31, 2021 and 2020, overdraft deposits reclassified to loans were $4.0 million and $1.4 million, respectively.

NOTE 9.          FEDERAL FUNDS PURCHASED

At December 31, 2021, the Company had $1.71 billion in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $851.5 million at December 31, 2020. Rates paid on these funds were between 0.15% and 0.25% as of December 31, 2021 and 0.15% and 0.25% as of December 31, 2020.

At December 31, 2021, the Company had available lines of credit totaling approximately $986.0 million with various financial institutions for borrowing on a short-term basis, compared to $923.0 million at December 31, 2020. At December 31, 2021, the Company had no outstanding borrowings from these lines.

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

Debt is reported net of unamortized issuance costs of $44,000 and $64,000 as of December 31, 2021 and 2020, respectively.

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

NOTE 12.          DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in  May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At  December 31, 2021, the interest rate cap had a fair value of $1.15 million and remaining term of 1.4 years.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2021 and December 31, 2020 were not material.

NOTE 13.         EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $1.9 million, $1.3 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, there are a total of 3,140,562 shares available to be granted under the Plan.

Stock-based compensation expense for stock-based awards is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes-Merton valuation model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life of options granted.

There were no grants of stock options during the years ended December 31, 2021 and 2020. The assumptions used in determining the fair value of 2019 stock option awards were as follows:

2019
Expected price volatility	40.00%
Expected dividend yield	1.76%
Expected term (in years)	7
Risk-free rate	1.96%

The weighted average grant-date fair value of options granted during the year ended December 31, 2019 was $12.40.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2021:
Outstanding at beginning of year	641,450	$18.15	4.6	$16,985
Exercised	(278,200)	12.58	2.8	20,131
Forfeited	(10,000)	38.38	5.2	466
Outstanding at end of year	353,250	$19.28	3.8	$23,525

Exercisable at December 31, 2021:	264,000	$12.89	2.8	$19,353

Year Ended December 31, 2020:
Outstanding at beginning of year	965,750	$15.20	4.9	$21,914
Exercised	(306,300)	11.38	2.9	8,854
Forfeited	(18,000)	30.79	6.1	171
Outstanding at end of year	641,450	$18.15	4.6	$16,985

Exercisable at December 31, 2020:	182,200	$12.86	3.5	$4,998

Year Ended December 31, 2019:
Outstanding at beginning of year	1,238,750	$13.02	5.2	$23,355
Granted	36,000	34.04	9.6	132
Exercised	(288,800)	7.56	2.5	8,534
Forfeited	(20,200)	24.88	6.2	259
Outstanding at end of year	965,750	$15.20	4.9	$21,914

Exercisable at December 31, 2019:	278,500	$8.28	3.0	$8,355

Exercisable options at December 31, 2021 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$5.00 - 6.00	49,000	$5.41	1.1	$3,897
6.00 - 7.00	53,500	6.92	2.6	4,174
15.00 - 16.00	81,000	15.41	3.0	5,632
17.00 - 18.00	21,500	17.17	3.3	1,457
18.00 - 19.00	6,000	18.49	3.7	732
19.00 - 20.00	49,000	19.16	4.1	3,223
25.00 - 26.00	4,000	25.41	4.7	238
	264,000	$12.89	2.8	$19,353

As of December 31, 2021, there was $393,000 of total unrecognized compensation cost related to non-vested stock options. As of December 31, 2021, non-vested stock options had a weighted average remaining time to vest of 1.6 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2021, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2021, non-vested restricted stock had a weighted average remaining time to vest of 2.0 years.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the target number of performance shares granted based on the relative market performance of the Company’s stock, and are subject to the recipient’s continued employment through the end of the performance period. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of performance stock is determined using a Monte Carlo simulation model on the grant date.  As of December 31, 2021, there was $460,000 of total unrecognized compensation cost related to non-vested performance stock.  As of December 31, 2021, non-vested performance stock had a weighted average remaining time to vest of 2.0 years.

The following table summarizes restricted stock and performance stock activity:

	Restricted Stock		Performance Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2021:
Non-vested at beginning of year	84,307	$34.92	-	$-
Granted	69,295	48.92	12,437	37.05
Vested	(14,274)	29.33	-	-
Forfeited	(12,353)	39.60	-	-
Non-vested at end of year	126,975	$42.28	12,437	$37.05

Year Ended December 31, 2020:
Non-vested at beginning of year	71,290	$32.24	-	$-
Granted	33,695	33.91	-	-
Vested	(20,178)	23.76	-	-
Forfeited	(500)	34.09	-	-
Non-vested at end of year	84,307	$34.92	-	$-

Year Ended December 31, 2019:
Non-vested at beginning of year	42,576	$29.96	-	$-
Granted	36,664	33.60	-	-
Vested	(5,450)	20.92	-	-
Forfeited	(2,500)	38.17	-	-
Non-vested at end of year	71,290	$32.24	-	$-

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $1.6 million, $2.0 million, and $1.7 million for 2021, 2020 and 2019, respectively.

NOTE 14.         REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $449.8 million in dividends as of December 31, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2021.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,123,826	9.95%	$508,027	4.50%	N/A	N/A
ServisFirst Bank	1,185,161	10.50%	507,969	4.50%	$733,733	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,124,326	9.96%	677,370	6.00%	N/A	N/A
ServisFirst Bank	1,185,661	10.50%	677,292	6.00%	903,056	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,306,992	11.58%	903,160	8.00%	N/A	N/A
ServisFirst Bank	1,303,621	11.55%	903,056	8.00%	1,128,821	10.00%
Tier I Capital to Average Assets:
Consolidated	1,124,326	7.39%	608,883	4.00%	N/A	N/A
ServisFirst Bank	1,185,661	7.79%	608,826	4.00%	761,033	5.00%

As of December 31, 2020:
CET I Capital to Risk Weighted Assets:
Consolidated	$958,300	10.50%	$410,816	4.50%	N/A	N/A
ServisFirst Bank	1,018,031	11.15%	410,766	4.50%	$593,328	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	958,800	10.50%	547,755	6.00%	N/A	N/A
ServisFirst Bank	1,018,531	11.16%	547,688	6.00%	730,250	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,113,690	12.20%	730,340	8.00%	N/A	N/A
ServisFirst Bank	1,108,673	12.15%	730,250	8.00%	912,813	10.00%
Tier I Capital to Average Assets:
Consolidated	958,800	8.23%	465,980	4.00%	N/A	N/A
ServisFirst Bank	1,018,531	8.75%	465,448	4.00%	581,810	5.00%

NOTE 15.         OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Other Operating Income
ATM fee income	$1,443	$1,234	$1,001
Mark to market interest rate cap derivative	1,013	(656)	-
Gain (loss) on sale of fixed assets	433	9	5
Merchant services fees	1,231	565	415
Other	544	463	322
Total other operating income	$4,664	$1,615	$1,743

Other Operating Expenses
Other loan expenses	$2,744	$4,886	$3,476
Customer and public relations	1,840	1,052	2,545
Sales and use tax	1,016	528	640
Write-down investment in tax credit partnerships	9,152	346	746
Telephone	453	541	1,131
Donations and contributions	544	506	837
Marketing	498	338	581
Supplies	504	495	572
Fraud and forgery losses	425	463	577
Directors fees	659	632	545
Postage	290	278	393
Other operational losses	144	1,662	36
Core processing deconverison expense	3,007	-	-
Other	5,881	3,763	4,135
Total other operating expenses	$27,157	$15,490	$16,214

NOTE 16.         INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Current tax expense:
Federal	$45,248	$50,016	$36,683
State	5,428	4,350	2,012
Total current tax expense	50,676	54,366	38,695
Deferred tax (benefit) expense:
Federal	(5,596)	(9,342)	(166)
State	535	(385)	(911)
Total deferred tax (benefit)	(5,061)	(9,727)	(1,077)
Total income tax expense	$45,615	$44,639	$37,618

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2021
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$53,203	21.00%
Effect on rate of:
State income tax, net of federal tax effect	4,952	1.95%
Tax-exempt income, net of expenses	(242)	(0.10)%
Bank-owned life insurance contracts	(1,395)	(0.55)%
Excess tax benefit from stock compensation	(2,335)	(0.92)%
Federal tax credits	(11,019)	(4.35)%
Other	2,451	0.97%
Effective income tax and rate	$45,615	18.00%

	Year Ended December 31, 2020
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$44,984	21.00%
Effect on rate of:
State income tax, net of federal tax effect	3,230	1.51%
Tax-exempt income, net of expenses	(354)	(0.17)%
Bank-owned life insurance contracts	(1,325)	(0.62)%
Excess tax benefit from stock compensation	(1,306)	(0.61)%
Federal tax credits	(563)	(0.26)%
Other	(27)	(0.01)%
Effective income tax and rate	$44,639	20.84%

	Year Ended December 31, 2019
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$39,241	21.00%
Effect on rate of:
State income tax, net of federal tax effect	822	0.44%
Tax-exempt income, net of expenses	(461)	(0.25)%
Bank-owned life insurance contracts	(787)	(0.42)%
Excess tax benefit from stock compensation	(1,405)	(0.75)%
Federal tax credits	(170)	(0.09)%
Other	378	0.20%
Effective income tax and rate	$37,618	20.13%

The components of net deferred tax asset are as follows:

	December 31,
	2021	2020
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$29,237	$21,600
Other real estate owned	520	728
Nonqualified equity awards	816	873
Nonaccrual interest	289	322
State tax credits	3,988	6,091
Deferred loan fees	5,087	5,875
Reserve for unfunded commitments	435	600
Accrued bonus	3,910	2,594
Capital loss carryforward	1,867	1,480
Lease liability	4,654	2,671
Deferred revenue	31	42
Other deferred tax assets	1,429	885
Total deferred tax assets	52,263	43,761

Deferred tax liabilities:
Net unrealized gain on securities available for sale	3,723	5,360
Depreciation	4,872	4,011
Prepaid expenses	607	543
Investments	696	79
Right-of-use assets and other leasing transactions	4,495	2,622
Acquired intangible assets	6	74
Other deferred tax liabilities	92	-
Total deferred tax liabilities	14,491	12,689
Net deferred tax assets	$37,772	$31,072

The Company believes its net deferred tax asset is recoverable as of December 31, 2021 based on the expectation of future taxable income and other relevant considerations.

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2018 through 2021. The audit periods differ depending on the date the Company began business activities in each state. Currently, there are no years for which the Company filed a federal or state income tax return that are under examination by the IRS or any state department of revenue.

Accrued interest and penalties on unrecognized income tax benefits totaled $169,000 and $152,000 as of December 31, 2021 and 2020, respectively. Unrecognized income tax benefits as of December 31, 2021 and December 31, 2020, that, if recognized, would impact the effective income tax rate totaled $3,659,000 and $3,238,000 (net of the federal benefit on state income tax issues), respectively. The Company does not expect any of the uncertain tax positions to be settled or resolved during the next twelve months.

The following table presents a summary of the changes during 2021, 2020 and 2019 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2021	2020	2019
	(In Thousands)
Balance, beginning of year	$3,238	$2,683	$2,133
Increases related to prior year tax positions	864	997	998
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Lapse of statute	(443)	(442)	(448)
Balance, end of year	$3,659	$3,238	$2,683

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

	2021	2020	2019
	(In Thousands)
Commitments to extend credit	$3,515,818	$2,606,258	$2,303,788
Credit card arrangements	366,525	286,128	248,617
Standby letters of credit and financial guarantees	61,856	66,208	48,394
Total	$3,944,199	$2,958,594	$2,600,799

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

NOTE 19.         EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable pursuant to the exercise of stock options or vesting of performance shares. The difference in earnings per share under the two-class method was not significant at December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	54,160,990	53,844,482	53,530,766
Net income available to common stockholders	$207,672	$169,506	$149,180
Basic earnings per common share	$3.83	$3.15	$2.79

Weighted average common shares outstanding	54,160,990	53,844,482	53,530,766
Dilutive effects of assumed exercise of stock options and vesting of performance shares	273,583	374,555	572,308
Weighted average common and dilutive potential common shares outstanding	54,434,573	54,219,037	54,103,074
Net income available to common stockholders	$207,672	$169,506	$149,180
Diluted earnings per common share	$3.82	$3.13	$2.76

NOTE 20.         RELATED PARTY TRANSACTIONS

As more fully described in Note 3 “Loans”, the Company had outstanding loan balances, as made in the ordinary course of business, to related parties as of December 31, 2021 and 2020 in the amount of $51.2 million and $37.0 million, respectively. Deposits of related parties are also accepted in the ordinary course of business. The aggregate balances of related party deposits are insignificant as of December 31, 2021 and 2020, respectively.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of  December 31, 2021 was 0% to 75% and 24.1%, respectively.  The range of fair value adjustments and weighted average adjustment as of  December 31, 2020 was 0% to 56% and 22.3%, respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $6.2 million and $25.8 million during the years ended December 31, 2021 and 2020, respectively.

Other Real Estate Owned and Repossessed Assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of  December 31, 2021 was 0% to 100% and 40.6%, respectively.   The range of fair value adjustments and weighted average adjustment as of  December 31, 2020 was 5% to 27% and 12.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $1.1 million and $2.5 million was recognized during the years ended December 31, 2021 and 2020, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan foreclosure for $50,000 classified as OREO as of December 31, 2021, compared to $209,000 as of December 31, 2020.

There was one residential real estate loan that was in the process of being foreclosed for $299,000 as of December 31, 2021.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2021 and December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020.

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$9,104	$-	$-	$9,104
Government agency securities	-	6,041	-	6,041
Mortgage-backed securities	-	425,161	-	425,161
State and municipal securities	-	21,634	-	21,634
Corporate debt	-	363,638	16,992	380,630
Total available-for-sale debt securities	9,104	816,474	16,992	842,570
Interest rate cap derivative	-	1,152	-	1,152
Total assets at fair value	$9,104	$817,626	$16,992	$843,722

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$14,357	$-	$-	$14,357
Government agency securities	-	15,458	-	15,458
Mortgage-backed securities	-	495,109	-	495,109
State and municipal securities	-	38,115	-	38,115
Corporate debt	-	323,649	-	323,649
Total available-for-sale debt securities	14,357	872,331	-	886,688
Interest rate cap derivative	-	139	-	139
Total assets at fair value	$14,357	$872,470	$-	$886,827

The carrying amount and estimated fair value of the Company’s financial instruments measured on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,173	$73,173
Other real estate owned and repossessed assets	-	-	1,208	1,208
Total assets at fair value	$-	$-	$74,381	$74,381

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$80,817	$80,817
Other real estate owned and repossessed assets	-	-	6,497	6,497
Total assets at fair value	$-	$-	$87,314	$87,314

There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and December 31, 2020.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the year ended December 31, 2021, there were four transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2021 and December 31, 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the year ended December 31,
	2021	2020
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$-	$6,596
Transfers into Level 3	6,000	-
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	492	(15)
Purchases	18,000	-
Transfers out of Level 3	(7,500)	(6,581)
Fair value, end of period	$16,992	$-

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

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$4,163,724	$4,163,724	$2,209,640	$2,209,640

Level 2 Inputs:
Federal funds sold	58,372	58,372	1,771	1,771
Held to maturity debt securities	462,707	466,036	-	-
Mortgage loans held for sale	1,114	1,111	14,425	14,497

Level 3 Inputs:
Debt securities held to maturity	250	250	250	250
Loans, net	9,416,274	9,403,012	8,377,746	8,387,718

Financial Liabilities:
Level 2 Inputs:
Deposits	$12,452,836	$12,454,140	$9,975,724	$9,987,665
Federal funds purchased	1,711,777	1,711,777	851,545	851,545
Other borrowings	64,706	65,476	64,748	65,560

NOTE 22.         PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2021 and 2020 and the condensed statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019.

CONDENSED BALANCE SHEETS
(In Thousands)
	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$14,553	$14,685
Investment in subsidiary	1,212,850	1,052,083
Other assets	1,291	1,119
Total assets	$1,228,694	$1,067,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,706	$64,748
Other liabilities	12,473	10,787
Total liabilities	77,179	75,535
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2021 and December 31, 2020	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,227,060 shares issued and outstanding at December 31, 2021 and 53,943,751 shares issued and outstanding at December 31, 2020	54	54
Additional paid-in capital	226,397	223,856
Retained earnings	911,008	748,224
Accumulated other comprehensive income	14,056	20,218
Total stockholders' equity	1,151,515	992,352
Total liabilities and stockholders' equity	$1,228,694	$1,067,887

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(In Thousands)
	2021	2020	2019
Income:
Dividends received from subsidiary	$46,000	$45,000	$37,000
Total income	46,000	45,000	37,000
Expense:
Other expenses	2,715	2,936	2,930
Total expenses	2,715	2,936	2,930
Equity in undistributed earnings of subsidiary	164,387	127,442	115,110
Net income	207,672	169,506	149,180
Net income available to common stockholders	$207,672	$169,506	$149,180

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In Thousands)
	2021	2020	2019
Operating activities
Net income	$207,672	$169,506	$149,180
Adjustments to reconcile net income to net cash provided by operating activities:
Other	(93)	204	38
Equity in undistributed earnings of subsidiary	(164,387)	(127,442)	(115,110)
Net cash provided by operating activities	43,192	42,268	34,108
Investing activities
Other	(120)	-	(1,000)
Net cash used in investing activities	(120)	-	(1,000)
Financing activities
Proceeds from issuance of subordinated notes	-	34,710	-
Redemption of subordinated notes	-	(34,750)	-
Dividends paid on common stock	(43,204)	(37,614)	(32,071)
Net cash used in financing activities	(43,204)	(37,654)	(32,071)
Net change in cash and cash equivalents	(132)	4,614	1,037
Cash and cash equivalents at beginning of year	14,685	10,071	9,034
Cash and cash equivalents at end of year	$14,553	$14,685	$10,071

NOTE 23.         QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data derived from our consolidated financial statements. Such data is only a summary and should be read in conjunction with our historical consolidated financial statements and related notes continued in this annual report on Form 10-K.

	2021 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$100,396	$102,719	$104,236	$108,954
Interest expense	8,031	8,051	7,916	7,804
Net interest income	92,365	94,668	96,320	101,150
Provision for credit losses	7,451	9,652	5,963	8,451
Net income available to common stockholders	51,455	49,996	52,499	53,722
Net income per common share, basic	$0.95	$0.92	$0.97	$0.99
Net income per common share, diluted	$0.95	$0.92	$0.96	$0.99

	2020 Quarter Ended
	(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$96,767	$95,080	$96,110	$101,065
Interest expense	19,127	11,846	11,028	8,984
Net interest income	77,640	83,234	85,082	92,081
Provision for credit losses (1)	13,584	10,283	12,284	6,283
Net income available to common stockholders	34,778	40,417	43,362	50,949
Net income per common share, basic	$0.65	$0.75	$0.80	$0.94
Net income per common share, diluted	$0.64	$0.75	$0.80	$0.94

(1)

The first three quarters of 2020 were estimated and recorded under the incurred loss methodology and not restated for the adoption of ASC 326. The Company elected to delay the adoption of CECL as allowed under the CARES Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2021.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders.

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID NO. 57) located in Atlanta, Georgia.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

The required schedules have been omitted as the information is included within the consolidated financial statements and notes listed above.

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

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on February 25, 2020).

10.1*	2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2014).

10.2*

Note Purchase Agreement, dated November 8, 2017, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2017).

10.3*

Note Purchase Agreement, dated October 21, 2020, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2020).

10.4*

First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.5*

Form of Nonqualified Stock Option Award pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.6*

Form of Restricted Stock Award Agreement pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed June 17, 2014).

10.7*

Second Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 17, 2018).

10.8*

Third Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.9*	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.10*	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.11*	Endorsement Split-Dollar Agreement with Thomas A. Broughton III dated November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.12*	Endorsement Split-Dollar Agreement with William M. Foshee dated November 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.13*	Endorsement Split-Dollar Agreement with Rodney E. Rushing dated November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.14*	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated February 25, 2021)

10.15*	ServisFirst Bancshares, Inc. Annual Incentive Plan, effective January 1, 2021 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2021)

10.16*	Form of ServisFirst Bancshares, Inc. 2021 Performance Share Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.17*	Form of ServisFirst Bancshares, Inc. 2021 Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

21	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Documents

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* denotes management contract or compensatory plan or arrangement

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By: /s/Thomas A. Broughton, III_______

Thomas A. Broughton, III

President and Chief Executive Officer

Dated: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Thomas A. Broughton, III	Chairman, President, Chief	February 25, 2022
Thomas A. Broughton, III	Executive Officer and Director
(Principal Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 25, 2022
William M. Foshee	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Director	February 25, 2022
Irma L. Tuder

*	Director	February 25, 2022
Michael D. Fuller

*	Director	February 25, 2022
James J. Filler

*	Director	February 25, 2022
Joseph R. Cashio

*	Director	February 25, 2022
Hatton C. V. Smith

*	Director	February 25, 2022
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

February 25, 2022