Form 10-Q
period 2022-03-31
ServisFirst Bancshares, Inc.
filed 2022-04-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2022
Common stock, $.001 par value	54,290,392

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$103,439	$56,934
Interest-bearing balances due from depository institutions	3,315,312	4,106,790
Federal funds sold	24,638	58,372
Cash and cash equivalents	3,443,389	4,222,096
Available for sale debt securities, at fair value	784,673	842,570
Held to maturity debt securities (fair value of $799,347 at March 31, 2022 and $466,286 at December 31, 2021)	833,304	462,957
Restricted equity securities	7,734	7,311
Mortgage loans held for sale	403	1,114
Loans	9,898,957	9,532,934
Less allowance for credit losses	(119,463)	(116,660)
Loans, net	9,779,494	9,416,274
Premises and equipment, net	59,908	60,300
Accrued interest and dividends receivable	34,388	34,831
Deferred tax asset, net	44,021	37,772
Other real estate owned and repossessed assets	1,989	1,208
Bank owned life insurance contracts	284,682	283,074
Goodwill and other identifiable intangible assets	13,615	13,638
Other assets	51,819	65,661
Total assets	$15,339,419	$15,448,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$4,889,495	$4,799,767
Interest-bearing	7,519,260	7,653,069
Total deposits	12,408,755	12,452,836
Federal funds purchased	1,639,238	1,711,777
Other borrowings	64,711	64,706
Accrued interest payable	14,185	13,619
Other liabilities	39,555	53,853
Total liabilities	14,166,444	14,296,791
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2022 and December 31, 2021	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 54,282,132 shares issued and outstanding at March 31, 2022, and 54,227,060 shares issued and outstanding at December 31, 2021	54	54
Additional paid-in capital	227,127	226,397
Retained earnings	956,169	911,008
Accumulated other comprehensive (loss) income	(10,875)	14,056
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,172,475	1,151,515
Noncontrolling interest	500	500
Total stockholders' equity	1,172,975	1,152,015
Total liabilities and stockholders' equity	$15,339,419	$15,448,806

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2022	2021
Interest income:
Interest and fees on loans	$103,105	$93,803
Taxable securities	8,223	5,807
Nontaxable securities	43	107
Federal funds sold	13	3
Other interest and dividends	1,804	676
Total interest income	113,188	100,396
Interest expense:
Deposits	5,843	6,881
Borrowed funds	1,623	1,150
Total interest expense	7,466	8,031
Net interest income	105,722	92,365
Provision for credit losses	5,362	7,451
Net interest income after provision for credit losses	100,360	84,914
Noninterest income:
Service charges on deposit accounts	2,142	1,908
Mortgage banking	526	2,747
Credit card income	2,372	1,192
Securities losses	(3,335)	-
Increase in cash surrender value life insurance	1,608	1,658
Other operating income	4,635	958
Total noninterest income	7,948	8,463
Noninterest expense:
Salaries and employee benefits	18,301	15,543
Equipment and occupancy	2,933	2,654
Third party processing and other services	5,605	3,416
Professional services	992	923
FDIC and other regulatory assessments	1,132	1,582
Other real estate owned	3	157
Other operating expense	8,252	4,639
Total noninterest expense	37,218	28,914
Income before income taxes	71,090	64,463
Provision for income taxes	13,477	13,008
Net income	57,613	51,455
Dividends on preferred stock	-	-
Net income available to common stockholders	$57,613	$51,455
Basic earnings per common share	$1.06	$0.95
Diluted earnings per common share	$1.06	$0.95

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2022	2021
Net income	$57,613	$51,455
Other comprehensive loss, net of tax:
Unrealized net holding losses arising during period from securities available for sale, net of tax of $7,003 and $917 for 2022 and 2021, respectively	(26,997)	(3,464)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $150 for 2022	(569)	-
Reclassification adjustment for net losses on sales of securities, net of tax of $700 for 2022	2,635	-
Other comprehensive loss, net of tax	(24,931)	(3,464)
Comprehensive income	$32,682	$47,991

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)
	Three Months Ended March 31,
						Accumulated
				Additional		Other		Total
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2021	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends declared, $0.20 per share	-	-	-	-	(10,829)	-	-	(10,829)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	25	-	-	25
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,642	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	151,257	-	-	1,865	-	-	-	1,865
36,243 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,710)	-	-	-	(1,710)
Stock-based compensation expense	-	-	-	291	-	-	-	291
Other comprehensive loss, net of tax	-	-	-	-	-	(3,464)	-	(3,464)
Net income	-	-	-	-	51,455	-	-	51,455
Balance, March 31, 2021	54,137,650	$-	$54	$224,302	$788,875	$16,754	$500	$1,030,485

Balance, January 1, 2022	54,227,060	-	54	226,397	911,008	14,056	500	1,152,015
Common dividends declared, $0.23 per share	-	-	-	-	(12,485)	-	-	(12,485)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	33	-	-	33
Issue restricted shares pursuant to stock incentives, net of forfeitures	26,974	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	28,098	-	-	553	-	-	-	553
8,402 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(613)	-	-	-	(613)
Stock-based compensation expense	-	-	-	790	-	-	-	790
Other comprehensive loss, net of tax	-	-	-	-	-	(24,931)	-	(24,931)
Net income	-	-	-	-	57,613	-	-	57,613
Balance, March 31, 2022	54,282,132	$-	$54	$227,127	$956,169	$(10,875)	$500	$1,172,975

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$57,613	$51,455
Adjustments to reconcile net income to net cash provided by
Deferred tax	(5,257)	(137)
Provision for credit losses	5,362	7,451
Depreciation	1,058	1,015
Amortization of core deposit intangible	23	67
Net amortization of debt securities available for sale	4,303	1,701
Decrease in accrued interest and dividends receivable	443	493
Stock-based compensation expense	790	291
Increase in accrued interest payable	566	544
Proceeds from sale of mortgage loans held for sale	8,955	90,227
Originations of mortgage loans held for sale	(7,718)	(88,889)
Loss on sale of securities available for sale	3,335	-
Gain on sale of mortgage loans held for sale	(526)	(2,747)
Net (gain) loss on sale of other real estate owned and repossessed assets	(1)	334
Write down of other real estate owned and repossessed assets	6	147
Operating losses of tax credit partnerships	-	4
Increase in cash surrender value of life insurance contracts	(1,608)	(1,658)
Net change in other assets, liabilities, and other operating activities	1,921	6,462
Net cash provided by operating activities	69,265	66,760
INVESTMENT ACTIVITIES
Purchases of debt securities available for sale	(52,500)	(149,719)
Proceeds from maturities, calls and paydowns of debt securities available for sale	29,627	72,194
Proceeds from sale of debt securities available for sale	45,394	-
Purchases of debt securities held to maturity	(392,622)	-
Proceeds from maturities and paydowns of debt securities held to maturity	21,554	-
Purchases of restricted equity securities	(423)	-
Investment in tax credit partnership and SBIC	(65)	(56)
Return of capital from TC Partnerships and SBIC	249	-
Increase in loans	(369,412)	(40,193)
Purchases of premises and equipment	(666)	(2,518)
Proceeds from sale of other real estate owned and repossessed assets	44	584
Net cash used in investing activities	(718,820)	(119,708)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	89,728	255,839
Net (decrease) increase in interest-bearing deposits	(133,809)	346,047
Net (decrease) increase in federal funds purchased	(72,539)	60,013
Proceeds from exercise of stock options	553	1,865
Taxes paid in net settlement of tax obligation upon exercise of stock options	(613)	(1,710)
Dividends paid on common stock	(12,472)	(10,787)
Net cash (used-in) provided by financing activities	(129,152)	651,267
Net (decrease) increase in cash and cash equivalents	(778,707)	598,319
Cash and cash equivalents at beginning of period	4,222,096	2,211,411
Cash and cash equivalents at end of period	$3,443,389	$2,809,730
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$6,900	$7,487
Income taxes	891	4,294
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$830	$364
Internally financed sale of other real estate owned	-	3,779
Dividends on nonvested restricted stock reclassified as compensation expense	33	25
Dividends declared	12,485	10,829

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,263,143	54,050,670
Net income available to common stockholders	$57,613	$51,455
Basic earnings per common share	$1.06	$0.95

Weighted average common shares outstanding	54,263,143	54,050,670
Dilutive effects of assumed exercise of stock options and vesting of performance shares	258,899	331,321
Weighted average common and dilutive potential common shares outstanding	54,522,042	54,381,991
Net income available to common stockholders	$57,613	$51,455
Diluted earnings per common share	$1.06	$0.95

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2022	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$6,005	$14	$(9)	$6,010
Government Agency Securities	14	-	-	14
Mortgage-backed securities	356,119	200	(17,185)	339,134
State and municipal securities	20,350	23	(707)	19,666
Corporate debt	420,826	4,075	(5,052)	419,849
Total	$803,314	$4,312	$(22,953)	$784,673
Debt Securities Held to Maturity
U.S. Treasury Securities	$346,414	$16	$(14,370)	$332,060
Mortgage-backed securities	478,865	383	(19,542)	459,706
State and municipal securities	8,025	-	(444)	7,581
Total	$833,304	$399	$(34,356)	$799,347

December 31, 2021
Debt Securities Available for Sale
U.S. Treasury Securities	$9,003	$101	$-	$9,104
Government Agency Securities	6,022	19	-	6,041
Mortgage-backed securities	424,372	3,474	(2,685)	425,161
State and municipal securities	21,531	173	(70)	21,634
Corporate debt	369,618	11,659	(647)	380,630
Total	$830,546	$15,425	$(3,402)	$842,570
Debt Securities Held to Maturity
U.S. Treasury Securities	$149,263	$25	$(668)	$148,620
Mortgage-backed securities	310,641	5,251	(1,271)	314,621
State and municipal securities	3,053	2	(10)	3,045
Total	$462,957	$5,278	$(1,949)	$466,286

The amortized cost and fair value of debt securities as of March 31, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$26,302	$26,389	$32,913	$33,232
Due from one to five years	64,413	64,291	31,760	32,307
Due from five to ten years	346,386	344,765	338,407	348,594
Due after ten years	10,094	10,094	3,094	3,276
Mortgage-backed securities	356,119	339,134	424,372	425,161
	$803,314	$784,673	$830,546	$842,570

Debt securities held to maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	225,279	217,987	49,663	49,419
Due from five to ten years	128,910	121,403	102,403	101,996
Mortgage-backed securities	478,865	459,706	310,641	314,621
Total	$833,304	$799,347	$462,957	$466,286

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $490.8 million and $481.3 million as of March 31, 2022 and December 31, 2021, respectively.

The following table identifies, as of March 31, 2022 and December 31, 2021, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2022
Debt Securities available for sale
U.S. Treasury Securities	$(9)	$2,997	$-	$-	$(9)	$2,997
Mortgage-backed securities	(13,930)	273,725	(3,254)	45,759	(17,185)	319,485
State and municipal securities	(664)	11,203	(43)	427	(707)	11,630
Corporate debt	(5,052)	191,204	-	-	(5,052)	191,204
Total	$(19,655)	$479,129	$(3,297)	$46,186	$(22,953)	$525,315

Debt Securities held to maturity
U.S. Treasury Securities	$(14,370)	$284,429	$-	$-	$(14,370)	$284,429
Mortgage-backed securities	(18,096)	407,781	(1,446)	14,767	(19,542)	422,549
State and municipal securities	(444)	7,331	-	-	(444)	7,331
Total	$(32,910)	$699,541	$(1,446)	$14,767	$(34,356)	$714,308

December 31, 2021
Debt Securities available for sale
Mortgage-backed securities	(2,685)	303,297	-	-	(2,685)	303,297
State and municipal securities	(61)	5,198	(9)	228	(70)	5,426
Corporate debt	(647)	61,677	-	-	(647)	61,677
Total	$(3,393)	$370,172	$(9)	$228	$(3,402)	$370,400

Debt Securities held to maturity
U.S. Treasury Securities	$(668)	$123,698	$-	$-	$(668)	$123,698
Mortgage-backed securities	(1,271)	134,192	-	-	(1,271)	134,192
State and municipal securities	(10)	482	-	-	(10)	482
Total	$(1,949)	$258,372	$-	$-	$(1,949)	$258,372

At March 31, 2022, no allowance for credit losses (“ACL”) has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Furthermore, the Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities; State and Municipal Securities and, Agency-Backed Securities, including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. All debt securities in an unrealized loss position as of March 31, 2022 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Sale proceeds	$45,394	$-
Gross realized losses	(3,335)	-
Net realized losses	$(3,335)	$-

Restricted equity securities are comprised entirely of a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement.

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

In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company prioritized assisting its clients. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for Paycheck Protection Program (“PPP”) loans to be made by banks to employers with less than 500 employees if they continued to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provided additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP. Effective May 28, 2021, the PPP was closed to new applications. The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. At  March 31, 2022 and December 31, 2021, unaccreted deferred loan origination fees, net of costs, related to PPP loans totaled $3.1 million and $7.2 million, respectively. PPP loan origination fees recorded to interest income totaled $4.5 million and $9.1 million for the three months ended  March 31, 2022 and 2021, respectively. PPP loans outstanding totaled $107.6 million and $230.2 million at March 31, 2022 and December 31, 2021, respectively. PPP loans are included within the Commercial, financial and agricultural loan category in the table below.

The following table details the Company’s loans at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,955,927	$2,984,053
Real estate - construction	1,164,690	1,103,076
Real estate - mortgage:
Owner-occupied commercial	1,919,811	1,874,103
1-4 family mortgage	926,697	826,765
Other mortgage	2,869,158	2,678,084
Subtotal: Real estate - mortgage	5,715,666	5,378,952
Consumer	62,674	66,853
Total Loans	9,898,957	9,532,934
Less: Allowance for credit losses	(119,463)	(116,660)
Net Loans	$9,779,494	$9,416,274

Commercial, financial and agricultural	29.86%	31.30%
Real estate - construction	11.77%	11.57%
Real estate - mortgage:
Owner-occupied commercial	19.39%	19.66%
1-4 family mortgage	9.36%	8.67%
Other mortgage	28.99%	28.10%
Subtotal: Real estate - mortgage	57.74%	56.43%
Consumer	0.63%	0.70%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2022:

							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$140,149	$657,397	$269,415	$180,675	$120,063	$212,701	$1,283,888	$2,864,288
Special Mention	-	935	1,325	695	20	1,750	23,487	28,212
Substandard	-	295	702	9,955	526	8,768	43,181	63,427
Total Commercial, financial and agricultural	$140,149	$658,627	$271,442	$191,325	$120,609	$223,219	$1,350,556	$2,955,927

Real estate - construction
Pass	$95,286	$645,872	$231,563	$69,614	$13,804	$30,519	$73,375	$1,160,033
Special Mention	-	-	-	-	2,500	917	-	3,417
Substandard	-	-	-	-	1,240	-	-	1,240
Total Real estate - construction	$95,286	$645,872	$231,563	$69,614	$17,544	$31,436	$73,375	$1,164,690

Owner-occupied commercial
Pass	$94,900	$454,961	$350,982	$225,994	$174,338	$543,117	$61,812	$1,906,104
Special Mention	-	200	-	2,396	632	6,202	-	9,430
Substandard	-	218	-	-	-	4,059	-	4,277
Total Owner-occupied commercial	$94,900	$455,379	$350,982	$228,390	$174,970	$553,378	$61,812	$1,919,811

1-4 family mortgage
Pass	$126,001	$303,142	$113,577	$62,000	$40,808	$70,229	$202,134	$917,891
Special Mention	-	326	850	380	-	905	2,794	5,255
Substandard	-	-	252	859	235	1,092	1,113	3,551
Total 1-4 family mortgage	$126,001	$303,468	$114,679	$63,239	$41,043	$72,226	$206,041	$926,697

Other mortgage
Pass	$220,057	$928,191	$501,880	$408,445	$162,634	$565,459	$61,886	$2,848,552
Special Mention	-	-	-	130	376	7,334	-	7,840
Substandard	-	-	-	-	4,473	8,293	-	12,766
Total Other mortgage	$220,057	$928,191	$501,880	$408,575	$167,483	$581,086	$61,886	$2,869,158

Consumer
Pass	$3,056	$9,069	$4,396	$2,253	$662	$4,131	$39,087	$62,654
Special Mention	-	-	-	-	-	20	-	20
Substandard	-	-	-	-	-	-	-	-
Total Consumer	$3,056	$9,069	$4,396	$2,253	$662	$4,151	$39,087	$62,674

Total Loans
Pass	$679,449	$2,998,632	$1,471,813	$948,981	$512,309	$1,426,156	$1,722,182	$9,759,522
Special Mention	-	1,461	2,175	3,601	3,528	17,128	26,281	54,174
Substandard	-	513	954	10,814	6,474	22,212	44,294	85,261
Total Loans	$679,449	$3,000,606	$1,474,942	$963,396	$522,311	$1,465,496	$1,792,757	$9,898,957

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2021 were as follows:

							Revolving
	2021	2020	2019	2018	2017	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$800,822	$294,841	$209,086	$130,579	$114,870	$127,572	$1,216,153	$2,893,923
Special Mention	1,245	1,323	942	846	915	784	19,801	25,856
Substandard	-	387	10,039	1,741	1,501	7,966	42,640	64,274
Total Commercial, financial and agricultural	$802,067	$296,551	$220,067	$133,166	$117,286	$136,322	$1,278,594	$2,984,053

Real estate - construction
Pass	$597,497	$260,723	$110,671	$16,452	$13,704	$17,356	$76,662	$1,093,065
Special Mention	-	-	6,594	2,500	-	917	-	10,011
Substandard	-	-	-	-	-	-	-	-
Total Real estate - construction	$597,497	$260,723	$117,265	$18,952	$13,704	$18,273	$76,662	$1,103,076

Owner-occupied commercial
Pass	$406,473	$352,642	$231,197	$182,812	$162,648	$430,638	$96,860	$1,863,270
Special Mention	101	-	2,417	779	476	2,688	-	6,461
Substandard	-	-	-	-	-	4,372	-	4,372
Total Owner-occupied commercial	$406,574	$352,642	$233,614	$183,591	$163,124	$437,698	$96,860	$1,874,103

1-4 family mortgage
Pass	$299,686	$117,579	$68,044	$46,954	$37,374	$37,970	$210,338	$817,945
Special Mention	-	1,000	517	116	260	912	3,033	5,838
Substandard	-	150	593	241	231	611	1,156	2,982
Total 1-4 family mortgage	$299,686	$118,729	$69,154	$47,311	$37,865	$39,493	$214,527	$826,765

Other mortgage
Pass	$882,849	$481,012	$411,426	$174,700	$272,555	$353,621	$81,202	$2,657,365
Special Mention	-	-	130	376	2,720	4,656	-	7,882
Substandard	-	-	-	4,497	8,340	-	-	12,837
Total Other mortgage	$882,849	$481,012	$411,556	$179,573	$283,615	$358,277	$81,202	$2,678,084

Consumer
Pass	$16,303	$4,845	$2,896	$983	$903	$3,649	$37,250	$66,829
Special Mention	-	-	-	-	-	24	-	24
Substandard	-	-	-	-	-	-	-	-
Total Consumer	$16,303	$4,845	$2,896	$983	$903	$3,673	$37,250	$66,853

Total Loans
Pass	$3,003,630	$1,511,642	$1,033,320	$552,480	$602,054	$970,806	$1,718,465	$9,392,397
Special Mention	1,346	2,323	10,600	4,617	4,371	9,981	22,834	56,072
Substandard	-	537	10,632	6,479	10,072	12,949	43,796	84,465
Total Loans	$3,004,976	$1,514,502	$1,054,552	$563,576	$616,497	$993,736	$1,785,095	$9,532,934

Loans by performance status as of March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,947,094	$8,833	$2,955,927
Real estate - construction	1,164,690	-	1,164,690
Real estate - mortgage:
Owner-occupied commercial	1,916,539	3,272	1,919,811
1-4 family mortgage	924,957	1,740	926,697
Other mortgage	2,863,594	5,564	2,869,158
Total real estate - mortgage	5,705,090	10,576	5,715,666
Consumer	62,659	15	62,674
Total	$9,879,533	$19,424	$9,898,957

December 31, 2021	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,979,671	$4,382	$2,984,053
Real estate - construction	1,103,076	-	1,103,076
Real estate - mortgage:
Owner-occupied commercial	1,873,082	1,021	1,874,103
1-4 family mortgage	824,756	2,009	826,765
Other mortgage	2,673,428	4,656	2,678,084
Total real estate - mortgage	5,371,266	7,686	5,378,952
Consumer	66,824	29	66,853
Total	$9,520,837	$12,097	$9,532,934

Loans by past due status as of March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$1,982	$495	$38	$2,515	$8,795	$2,944,617	$2,955,927	$6,784
Real estate - construction	917	-	-	917	-	1,163,773	1,164,690	-
Real estate - mortgage:
Owner-occupied commercial	632	-	-	632	3,272	1,915,907	1,919,811	3,272
1-4 family mortgage	658	163	-	821	1,740	924,136	926,697	432
Other mortgage	-	-	4,633	4,633	931	2,863,594	2,869,158	-
Total real estate - mortgage	1,290	163	4,633	6,086	5,943	5,703,637	5,715,666	3,704
Consumer	61	44	15	120	-	62,554	62,674	-
Total	$4,250	$702	$4,686	$9,638	$14,738	$9,874,581	$9,898,957	$10,488

December 31, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$516	$77	$39	$632	$4,343	$2,979,078	$2,984,053	$2,059
Real estate - construction	-	-	-	-	-	1,103,076	1,103,076	-
Real estate - mortgage:
Owner-occupied commercial	143	-	-	143	1,021	1,872,939	1,874,103	1,021
1-4 family mortgage	-	703	611	1,314	1,398	824,053	826,765	483
Other mortgage	-	-	4,656	4,656	-	2,673,428	2,678,084	-
Total real estate - mortgage	143	703	5,267	6,113	2,419	5,370,420	5,378,952	1,504
Consumer	93	23	29	145	-	66,708	66,853	-
Total	$752	$803	$5,335	$6,890	$6,762	$9,519,282	$9,532,934	$3,563

Under the current expected credit losses (“CECL”) methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At March 31, 2022 and December 31, 2021, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to be generally improved compared to the December 31, 2021 forecast with a stable national GDP growth rate.

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

The following table presents changes in the ACL, segregated by loan type, for the three months ended March 31, 2022 and March 31, 2021.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2022
Allowance for credit losses:
Balance at January 1, 2022	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(2,574)	-	(27)	(75)	(2,676)
Recoveries	105	-	12	-	117
Provision	2,017	827	2,734	(216)	5,362
Balance at March 31, 2022	$41,417	$27,821	$48,548	$1,677	$119,463

	Three Months Ended March 31, 2021
Allowance for credit losses:
Balance at January 1, 2021	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(477)	-	(12)	(87)	(576)
Recoveries	26	50	1	12	89
Provision	2,313	3,284	1,896	(42)	7,451
Balance at March 31, 2021	$38,232	$19,391	$35,607	$1,676	$94,906

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The ACL on unfunded commitments was $1.6 million at March 31, 2022 and $1.3 million at December 31, 2021. The provision expense for unfunded commitments for the three months ended March 31, 2022 and 2021 was $300,000 and $600,000, respectively.

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

		Accounts				ACL
March 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$12,332	$5,132	$17,864	$28,097	$63,425	$9,503
Real estate - construction	-	-	-	1,240	1,240	-
Real estate - mortgage:
Owner-occupied commercial	4,279	-	-	-	4,279	1,484
1-4 family mortgage	3,551	-	-	-	3,551	285
Other mortgage	12,771	-	-	-	12,771	629
Total real estate - mortgage	20,601	-	-	-	20,601	2,398
Consumer	-	-	-	-	-	-
Total	$32,933	$5,132	$17,864	$29,337	$85,266	$11,901

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,067	$5,075	$18,533	$27,599	$64,274	$9,727
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	4,372	-	-	-	4,372	1,371
1-4 family mortgage	2,982	-	-	-	2,982	163
Other mortgage	12,837	-	-	-	12,837	31
Total real estate - mortgage	20,191	-	-	-	20,191	1,565
Consumer	-	-	-	-	-	-
Total	$33,258	$5,075	$18,533	$27,599	$84,465	$11,292

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

TDRs at March 31, 2022, December 31, 2021 and March 31, 2021 totaled $2.5 million, $2.6 million and $3.5 million, respectively. The portion of those TDRs accruing interest at March 31, 2022, December 31, 2021 and March 31, 2021 totaled $426,000, $431,000 and $794,000, respectively. There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2022. The following table presents loans modified in a TDR during the period ended March 31, 2021 by portfolio segment and the financial impact of those modifications. The table includes modifications made to new TDRs, as well as renewals of existing TDRs.

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

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three months ended March 31, 2022 and March 31, 2021. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10 years. At March 31, 2022, the Company had lease right-of-use assets and lease liabilities totaling $17.0 million and $17.7 million, respectively, compared to $17.9 million and $18.5 million, respectively at December 31, 2021 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Maturities of operating lease liabilities are as follows:

March 31, 2022
(In Thousands)
2022 (remaining)	$3,046
2023	3,520
2024	2,566
2025	2,481
2026	1,929
thereafter	5,511
Total lease payments	19,053
Less: imputed interest	(1,330)
Present value of operating lease liabilities	$17,723

As of March 31, 2022, the weighted average remaining term of operating leases was 6.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.42%.

Operating cash flows related to leases were $1.0 million and $747,000 for the three months ended March 31, 2022 and 2021, respectively.

Lease costs during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,043	$899
Variable lease cost	148	81
Sublease income	(24)	(19)
Net lease cost	$1,167	$961

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

At March 31, 2022, the Company had a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $790,000 and $291,000 for the three months ended March 31, 2022 and 2021, respectively.

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

There were no grants of stock options during first quarters of 2022 and 2021.

The following table summarizes stock option activity during the three months ended March 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2022:
Outstanding January 1, 2022	353,250	$19.28	3.8	$23,525
Exercised	(36,500)	18.65	3.1	2,677
Outstanding March 31, 2022	316,750	19.35	3.7	$24,446

Exercisable March 31, 2022	255,000	$14.79	2.8	$20,056

Three Months Ended March 31, 2021:
Outstanding January 1, 2021	641,450	$18.15	4.6	$16,985
Exercised	(187,500)	9.92	3.3	9,639
Forfeited	(6,000)	5.82	0.8	79
Outstanding March 31, 2021	447,950	19.64	4.6	$14,859

Exercisable March 31, 2021	329,700	$13.57	3.7	$15,962

As of March 31, 2022, there was $342,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.9 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2022, there was $4.6 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.2 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of performance shares is determined using a Monte Carlo simulation model on the grant date. As of March 31, 2022, there was $866,000 of total unrecognized compensation cost related to non-vested performance shares. As of March 31, 2022, non-vested performance shares had a weighted average remaining time to vest of 2.2 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2022:
Non-vested at January 1, 2022	127,602	$42.27	12,437	$37.05
Granted	27,851	84.67	6,557	74.52
Vested	(9,612)	42.23	-	-
Forfeited	(877)	40.72	-	-
Non-vested at March 31, 2022	144,964	50.43	18,994	49.99

Three Months Ended March 31, 2021:
Non-vested at January 1, 2021	84,307	$34.92	-	$-
Granted	48,217	42.07	12,437	37.05
Vested	(5,158)	22.72	-	-
Forfeited	(5,575)	38.96	-	-
Non-vested at March 31, 2021	121,791	38.08	12,437	-

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in  May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the Consolidated Balance Sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At  March 31, 2022 the interest rate cap had a fair value of $4.5 million and remaining term of 1.1 years. If LIBOR is deemed unrepresentative at any time, the reference rate for the cap would be governed by the fallback protocol where LIBOR will be adjusted to the Secured Overnight Financing Rate (“SOFR”) plus the five-year median spread.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2022 and December 31, 2021 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In   July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments, which amends guidance so that lessors are no longer required to record a selling loss at lease commencement for a lease with any variable lease payments that do not depend on an index or rate. A lessor would classify such leases as an operating lease rather than a sales-type or direct financing lease. The update was effective for the Company as of January 1, 2022. The adoption of ASU 2021-05 did not have an impact on the Company’s consolidated financial statements.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluates whether all modifications represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The update is effective for entities that have adopted ASU No. 2016-13 for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period. If an entity elects to early adopt ASU No. 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact of adopting the update on its financial statements and disclosures and is currently planning to adopt effective January 1, 2023.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2022 was 0% to 75% and 23.3%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2021 was 0% to 75% and 24.1% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $3.0 million during the three months ended March 31, 2022, and $2.0 million during the three months ended March 31, 2021.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of March 31, 2022 was 10% to 66% and 42.7%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2021 was 0% to 100% and 40.6%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO of $6,000 and $432,000 was recognized during the three months ended March 31, 2022 and 2021, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with an aggregate balance of $182,000 foreclosed and classified as OREO as of March 31, 2022, compared to one residential real estate loan foreclosure for $50,000 as of December 31, 2021.

Eight residential real estate loans for $1.1 million were in the process of foreclosure as of March 31, 2022. There was one residential real estate loan for $299,000 in the process of foreclosure as of December 31, 2021.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$6,010	$-	$-	$6,010
Government agency securities	-	14	-	14
Mortgage-backed securities	-	339,134	-	339,134
State and municipal securities	-	19,666	-	19,666
Corporate debt	-	408,349	11,500	419,849
Total available-for-sale debt securities	6,010	767,163	11,500	784,673
Interest rate cap derivative	-	4,518	-	4,518
Total assets at fair value	$6,010	$771,681	$11,500	$789,191

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$9,104	$-	$-	$9,104
Government agency securities	-	6,041	-	6,041
Mortgage-backed securities	-	425,161	-	425,161
State and municipal securities	-	21,634	-	21,634
Corporate debt	-	363,638	16,992	380,630
Total available-for-sale debt securities	9,104	816,474	16,992	842,570
Interest rate cap derivative	-	1,152	-	1,152
Total assets at fair value	$9,104	$817,626	$16,992	$843,722

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,365	$73,365
Other real estate owned and repossessed assets	-	-	1,989	1,989
Total assets at fair value	$-	$-	$75,354	$75,354

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,173	$73,173
Other real estate owned	-	-	1,208	1,208
Total assets at fair value	$-	$-	$74,381	$74,381

There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and March 31, 2021.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the three months ended March 31, 2022, there was one transfer out of level 3 into level 2.

The table below includes a rollforward of the balance sheet amounts for the period ended March 31, 2022 and March 31, 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the period ended March 31,
	2022	2021
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$16,992	$-
Transfers into Level 3	-	10,000
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	(343)	301
Purchases	-	-
Transfers out of Level 3	(5,149)	-
Fair value, end of period	$11,500	$10,301

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$3,418,751	$3,418,751	$4,163,724	$4,163,724

Level 2 inputs:
Federal funds sold	24,638	24,638	58,372	58,372
Held to maturity debt securities	833,304	799,347	462,707	466,036
Mortgage loans held for sale	403	120	1,114	1,111

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	9,779,494	9,798,389	9,416,274	9,403,012

Financial Liabilities:
Level 2 inputs:
Deposits	$12,408,755	$12,418,183	$12,452,836	$12,454,140
Federal funds purchased	1,639,238	1,639,238	1,711,777	1,711,777
Other borrowings	64,711	65,548	64,706	65,476

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2022 and December 31, 2021 and consolidated statements of income for the three months ended March 31, 2022 and March 31, 2021.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: the global health and economic crisis precipitated by the COVID-19 outbreak; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships, including in light of the continuing high rate of domestic inflation; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes in our loan portfolio and deposit base; economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak; possible changes in laws and regulations and governmental monetary and fiscal policies; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-banks. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through full-service banking offices located in Alabama, Florida, Georgia, North and South Carolina, and Tennessee. We also operate loan production offices in Florida. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

First quarter highlights

●	Diluted earnings per common share of $1.06 for the first quarter of 2022, an increase of 12%, from the first quarter 2021.
●	Average loans of $9.65 billion for the first quarter of 2022 increased $1.13 billion, or 13.3%, from a year ago.
●	Average deposits of $12.38 billion for the first quarter of 2022 increased $2.20 billion, or 21.6%, from a year ago.
●

Net interest income of $105.7 million for the first quarter of 2022, an increase $13.4 million, or 14.5%, from the first quarter of 2021. Net interest margin of 2.89% for the first quarter of 2022 decreased 31 bps from 3.20% in the first quarter of 2021. The decrease was primarily driven by the continued low interest rate environment as well as increased liquidity throughout 2021.

Overview

As of March 31, 2022, we had consolidated total assets of $15.34 billion, down $109.4 million, or 0.7%, from total assets of $15.45 billion at December 31, 2021. Total loans were $9.90 billion at March 31, 2022, up $366.0 million, or 3.8%, from $9.53 billion at December 31, 2021. Total deposits were $12.41 billion at March 31, 2022, down $44.1 million, or 0.4%, from $12.45 billion at December 31, 2021.

Net income available to common stockholders for the three months ended March 31, 2022 was $57.6 million, up $6.1 million, or 11.8%, from $51.5 million for the three months ended March 31, 2021. Basic and diluted earnings per common share were $1.06 for the three months ended March 31, 2022, compared to $0.95 for the corresponding period in 2021. An increase in net interest income of $105.7 million and a decrease in provision for credit losses of $2.1 million for the comparative periods contributed to the increase in net income. Partially offsetting the increase in net interest income were decreased non-interest income, increases in salary expenses, third party processing expenses, other operating expenses, and provision for income taxes. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	2022	2021
Return on average assets	1.53%	1.72%
Return on average stockholders' equity	20.09%	19.83%
Dividend payout ratio	21.77%	21.14%
Net interest margin (1)	2.89%	3.20%
Efficiency ratio (2)	32.74%	28.68%
Average stockholders' equity to average total assets	7.61%	8.37%

(1)

Net interest margin in the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At March 31, 2022, we had $24.6 million in federal funds sold, compared to $58.4 million at December 31, 2021. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2022, we had $3.28 billion in balances at the Federal Reserve, compared to $4.07 billion at December 31, 2021.

Investment Securities

Debt securities available for sale totaled $784.7 million at March 31, 2022 and $842.6 million at December 31, 2021. Investment securities held to maturity totaled $833.3 million at March 31, 2022 and $463.0 million at December 31, 2021. We had paydowns of $39.7 million on mortgage-backed securities, maturities of $10.2 million on U.S. government agencies, mortgage-backed securities, municipal bonds, corporate securities, and Treasury securities, and calls of $1.3 million on corporate securities during the three months ended March 31, 2022. We recognized a $3.3 million loss on the sale of available for sale debt securities during the first quarter of 2022. We sold eight debt securities for $45.4 million that were yielding less than 1.00%. We purchased $190.6 million in mortgage-backed securities, $52.5 million in corporate securities, and $197.1 million in US Treasury securities during the first three months of 2022. In order to deploy our excess liquidity into higher-earning assets, we currently anticipate purchasing $50.0 million per month of two-year US Treasury securities and $25.0 million per month of mortgage-backed securities. This investment strategy could change if the Federal Reserve Bank FOMC adjusts their current monetary policy of increasing rates or if our loan growth changes. For a tabular presentation of debt securities available for sale and held to maturity at March 31, 2022 and December 31, 2021, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

The Company does not invest in collateralized debt obligations (“CDOs”). As of March 31, 2022, we had $419.8 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of March 31, 2022.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $490.8 million and $481.3 million as of March 31, 2022 and December 31, 2021, respectively.

Loans

We had total loans of $9.90 billion at March 31, 2022, up $366.0 million, or 3.8%, compared to $9.53 billion at December 31, 2021. We originated approximately 7,400 PPP loans totaling $1.5 billion during the COVID-19 pandemic. Over 6,300 of these loans had a balance of less than $350,000. PPP loans outstanding totaled $107.6 million at March 31, 2022 and $230.2 million at December 31, 2021.

Asset Quality

The Company assesses the adequacy of its ACL at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See “Note 1 – General” in the Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans classified as TDRs. Specific allocations of the ACL for credit losses are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

	As of and for the Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$9,898,957	$8,504,980
Average loans outstanding, net of unearned income	$9,646,679	$8,512,506
Allowance for credit losses at beginning of period	116,660	87,942
Charge-offs:
Commercial, financial and agricultural loans	2,574	477
Real estate - construction	-	-
Real estate - mortgage	27	12
Consumer loans	75	87
Total charge-offs	2,676	576
Recoveries:
Commercial, financial and agricultural loans	105	26
Real estate - construction	-	50
Real estate - mortgage	-	2
Consumer loans	12	11
Total recoveries	117	89
Net charge-offs	2,559	487
Provision for credit losses	5,362	7,451
Allowance for credit losses at period end	$119,463	$94,906
Allowance for credit losses to period end loans	1.21%	1.12%
Net charge-offs to average loans	0.11%	0.02%

		Percentage
		of loans in
		each
		category to
March 31, 2022	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$41,417	29.86%
Real estate - construction	27,821	11.77%
Real estate - mortgage	48,548	57.74%
Consumer	1,677	0.63%
Total	$119,463	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2021	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$41,869	31.30%
Real estate - construction	26,994	11.57%
Real estate - mortgage	45,829	56.43%
Consumer	1,968	0.70%
Total	$116,660	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $19.4 million at March 31, 2022 compared to $12.1 million at December 31, 2021. Of this total, nonaccrual loans of $14.7 million at March 31, 2022 represented a net increase of $7.9 million from nonaccrual loans at December 31, 2021. Excluding credit card accounts, there was one loan 90 or more days past due and still accruing totaling $4.6 million at March 31, 2022, compared to four loans totaling $5.3 million at December 31, 2021. TDRs at March 31, 2022 and December 31, 2021 were $2.5 million and $2.6 million, respectively. There were no loans newly classified as TDR or renewals of existing TDRs for the three months ended March 31, 2022. There were three loans newly classified as TDR totaling $2.1 million and no renewals of existing TDRs for the three months ended March 31, 2021.

OREO and repossessed assets increased to $2.0 million at March 31, 2022, from $1.2 million at December 31, 2021. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$1,208	$6,497
Transfers from loans and capitalized expenses	830	414
Proceeds from sales	(44)	(584)
Internally financed sales	-	(3,779)
Write-downs / net gain (loss) on sales	(5)	(482)
Balance at end of period	$1,989	$2,066

The following table summarizes our nonperforming assets and TDRs at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$8,795	21	$4,343	17
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3,272	3	1,021	2
1-4 family mortgage	1,740	14	1,398	12
Other mortgage	931	1	-	-
Total real estate - mortgage	5,943	18	2,419	14
Consumer	-	-	-	-
Total Nonaccrual loans:	$14,738	39	$6,762	31

90+ days past due and accruing:
Commercial, financial and agricultural	$38	7	$39	4
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	611	3
Other mortgage	4,633	1	4,656	1
Total real estate - mortgage	4,633	1	5,267	4
Consumer	15	13	29	22
Total 90+ days past due and accruing:	$4,686	21	$5,335	30

Total Nonperforming Loans:	$19,424	60	$12,097	61

Plus: Other real estate owned and repossessions	1,989	7	1,208	5
Total Nonperforming Assets	$21,413	67	$13,305	66

Restructured accruing loans:
Commercial, financial and agricultural	$426	2	$431	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$426	2	$431	2
Total Nonperforming assets and restructured accruing loans	$21,839	69	$13,736	68

Ratios:
Nonperforming loans to total loans	0.20%		0.13%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.22%		0.14%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.22%		0.14%

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

In keeping with this guidance from regulators, the bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. Should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of March 31, 2022, we carried $3.8 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $4.0 million at December 31, 2021. At this time, we are unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but we recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Total deposits decreased by $44.1 million to $12.41 billion at March 31, 2022 compared to $12.45 billion at December 31, 2021. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets. A significant amount of federal and state stimulus money resulting from the COVID-19 pandemic remains on deposit at our bank. We are currently taking measures to deploy these excess funds out of cash into higher-earning assets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Non-interest-bearing demand	$4,889,495	39.40%	$4,799,767	38.54%
Interest-bearing demand	1,649,407	13.30%	1,652,710	13.27%
Money market	4,948,753	39.88%	5,094,313	40.91%
Savings	134,815	1.09%	97,946	0.79%
Time deposits, $250,000 and under	249,370	2.01%	267,164	2.15%
Time deposits, over $250,000	486,915	3.92%	490,936	3.94%
Brokered time deposits	50,000	0.40%	50,000	0.40%
	$12,408,755	100.00%	$12,452,836	100.00%

At March 31, 2022 and December 31, 2021, we estimate that we had approximately $10.15 billion and $10.65 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.

The following table presents the maturities of our time deposits in excess of insurance limit as of March 31, 2022.

Portion of time deposits in excess of insurance limit
March 31, 2022
Time deposits otherwise uninsured with a maturity of:	(In Thousands)

3 months or less	$90,588
Over 3 months through 6 months	68,521
Over 6 months through 12 months	86,291
Over 12 months	77,766
Total	$323,166

The uninsured deposit data for 2022 and 2021 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.64 billion and $1.71 billion at March 31, 2022 and December 31, 2021, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.23% for the quarter ended March 31, 2022. Other borrowings consist of the following:

●

$30.0 million on the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to November 8, 2022; and

●

$34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to October 21, 2025.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2022, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $4.61 billion. Additionally, the Bank had borrowing availability of approximately $1.04 billion in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings.” We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding if we are able to maintain our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. However, uncertainties brought about by the COVID-19 pandemic may adversely affect our ability to obtain funding or may increase the cost of funding.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $15.29 billion and $12.14 billion for the quarters ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended March 31,
	2022	2021
Sources of Funds:
Deposits:
Non-interest-bearing	31.9%	24.1%
Interest-bearing	49.1	59.7
Federal funds purchased	10.6	7.0
Long term debt and other borrowings	0.4	0.5
Other liabilities	0.4	0.3
Equity capital	7.6	8.4
Total sources	100.0%	100.0%

Uses of Funds:
Loans	63.1%	70.2%
Securities	10.0	7.4
Interest-bearing balances with banks	23.8	18.6
Federal funds sold	0.1	0.1
Other assets	3.0	3.7
Total uses	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at March 31, 2022 was $1.17 billion, or 7.64% of total assets. At December 31, 2021, total stockholders’ equity attributable to us was $1.15 billion, or 7.45% of total assets.

As of March 31, 2022, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2022.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2022, December 31, 2021 and March 31, 2021:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,169,735	9.86%	$533,769	4.50%	N/A	N/A
ServisFirst Bank	1,232,198	10.39%	533,698	4.50%	$770,897	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,170,235	9.87%	711,691	6.00%	N/A	N/A
ServisFirst Bank	1,232,698	10.39%	711,598	6.00%	948,797	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,356,009	11.43%	948,922	8.00%	N/A	N/A
ServisFirst Bank	1,353,761	11.41%	948,797	8.00%	1,185,996	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,170,235	7.67%	610,638	4.00%	N/A	N/A
ServisFirst Bank	1,232,698	8.08%	610,538	4.00%	763,172	5.00%

As of December 31, 2021:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,123,826	9.95%	$508,027	4.50%	N/A	N/A
ServisFirst Bank	1,185,161	10.50%	507,969	4.50%	$733,733	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,124,326	9.96%	677,370	6.00%	N/A	N/A
ServisFirst Bank	1,185,661	10.50%	677,292	6.00%	903,056	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,306,992	11.58%	903,160	8.00%	N/A	N/A
ServisFirst Bank	1,303,621	11.55%	903,056	8.00%	1,128,821	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,124,326	7.39%	608,883	4.00%	N/A	N/A
ServisFirst Bank	1,185,661	7.79%	608,826	4.00%	761,033	5.00%

As of March 31, 2021:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$999,447	10.73%	$419,190	4.50%	N/A	N/A
ServisFirst Bank	1,061,620	11.40%	419,127	4.50%	$605,405	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	999,947	10.73%	558,920	6.00%	N/A	N/A
ServisFirst Bank	1,062,120	11.40%	558,836	6.00%	745,114	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,162,344	12.48%	745,227	8.00%	N/A	N/A
ServisFirst Bank	1,159,826	12.45%	745,114	8.00%	931,393	10.00%
Tier 1 Capital to Average Assets:
Consolidated	999,947	8.25%	484,571	4.00%	N/A	N/A
ServisFirst Bank	1,062,120	8.77%	484,521	4.00%	605,651	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2022 are as follows:

March 31, 2022
(In Thousands)
Commitments to extend credit	$3,656,812
Credit card arrangements	377,211
Standby letters of credit	61,856
$4,095,879

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2022 was $57.6 million compared to $51.5 million for the three months ended March 31, 2021. The increase in net income was primarily attributable to a $13.4 million increase in net interest income during the three months ended March 31, 2022 to $105.7 million, compared to $92.4 million during the same period in 2021. The increase in net interest income is primarily attributable to growth in average earning assets and non-interest-bearing deposit balances. Total non-interest income decreased by $515,000 to $7.9 million during the three months ended March 31, 2022 compared to $8.5 million during the same period in 2021. Total non-interest expenses increased by $8.3 million to $37.2 million during the three months ended March 31, 2022 compared to $28.9 million during the same period in 2021.

Basic and diluted net income per common share were $1.06 for the three months ended March 31, 2022, compared to $0.95 for the corresponding period in 2021. Return on average assets for the three months ended March 31, 2022 was 1.53% compared to 1.72% for the corresponding period in 2021, and return on average common stockholders’ equity for the three months ended March 31, 2022 was 20.09% compared to 19.83% for the corresponding period in 2021.

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

Taxable-equivalent net interest income increased $13.4 million, or 14.5%, to $105.8 million for the three months ended March 31, 2022 compared to $92.4 million for the corresponding period in 2021. This increase was primarily attributable to a $3.14 billion increase in average earning assets, or 27%, year-over-year. The taxable-equivalent yield on interest-earning assets decreased from 3.48% to 3.10% year-over-year. The yield on loans for the three months ended March 31, 2022 was 4.34% compared to 4.47% for the corresponding period in 2021. The cost of total interest-bearing liabilities decreased to 0.33% for the three months ended March 31, 2022 from 0.40% for the corresponding period in 2021. Net interest margin for the three months ended March 31, 2022 decreased 31 basis points to 2.89% from 3.20% for the corresponding period in 2021.

On March 17, 2022 the Federal Reserve Bank increased their targeted federal funds rate from 0 – 0.25% to 0.25 - 0.50%. We believe our net interest income will benefit from this and future rate increases as we anticipate a lag in deposit pricing increases to loan pricing increases.

The following table shows, for the three months ended March 31, 2022 and March 31, 2021, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(Dollar Amounts In Thousands)
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$9,621,484	$102,891	4.34%	$8,484,914	$93,503	4.47%
Tax-exempt (2)	25,195	254	4.09	27,592	284	4.17
Total loans, net of unearned income	9,646,679	103,145	4.34	8,512,506	93,787	4.47
Mortgage loans held for sale	927	4	1.75	13,601	65	1.94
Investment securities:
Taxable	1,518,572	8,222	2.17	878,118	5,807	2.65
Tax-exempt (2)	8,812	51	2.32	21,084	128	2.43
Total investment securities (3)	1,527,384	8,273	2.17	899,202	5,935	2.64
Federal funds sold	16,639	13	0.32	11,935	3	0.10
Restricted equity securities	7,371	68	3.74	-	-	-
Interest-bearing balances with banks	3,637,882	1,804	0.20	2,262,233	676	0.12
Total interest-earning assets	$14,836,882	$113,307	3.10%	$11,699,477	$100,466	3.48%
Non-interest-earning assets:
Cash and due from banks	74,534			71,166
Net premises and equipment	61,209			57,198
Allowance for credit losses, accrued interest and other assets	313,560			320,407
Total assets	$15,286,185			$12,148,248

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,594,645	$778	0.20%	$1,294,614	$621	0.19%
Savings deposits	135,545	59	0.18	93,375	41	0.18
Money market accounts	4,985,224	3,204	0.26	5,057,828	3,358	0.27
Time deposits	792,930	1,803	0.92	808,561	2,861	1.44
Total interest-bearing deposits	7,508,344	5,844	0.32	7,254,378	6,881	0.38
Federal funds purchased	1,620,012	932	0.23	849,772	460	0.22
Other borrowings	64,708	690	4.32	64,689	690	4.33
Total interest-bearing liabilities	$9,193,064	$7,466	0.33%	$8,168,839	$8,031	0.40%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	4,870,701			2,923,041
Other liabilities	59,619			39,442
Stockholders' equity	1,156,186			996,741
Accumulated other comprehensive income	6,615			20,185
Total liabilities and stockholders' equity	$15,286,185			$12,148,248
Net interest income		$105,841			$92,435
Net interest spread			2.77%			3.08%
Net interest margin			2.89%			3.20%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $6,823 and $10,400 are included in interest income in the first quarter of 2022 and 2021, respectively. Loan fees include accretion of PPP loan fees.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(3)	Unrealized gains of $8,245 and $22,027 are excluded from the yield calculation in the first quarter of 2022 and 2021, respectively.

	For the Three Months Ended March 31,
	2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$12,221	$(2,833)	$9,388
Tax-exempt	(24)	(6)	(30)
Total loans, net of unearned income	12,197	(2,839)	9,358
Mortgages held for sale	(56)	(5)	(61)
Debt securities:
Taxable	3,621	(1,206)	2,415
Tax-exempt	(71)	(6)	(77)
Total debt securities	3,550	(1,212)	2,338
Federal funds sold	1	9	10
Restricted equity securities	68	-	68
Interest-bearing balances with banks	541	587	1,128
Total interest-earning assets	16,301	(3,460)	12,841

Interest-bearing liabilities:
Interest-bearing demand deposits	146	11	157
Savings	18	-	18
Money market accounts	(48)	(106)	(154)
Time deposits	(54)	(1,004)	(1,058)
Total interest-bearing deposits	62	(1,099)	(1,037)
Federal funds purchased	441	31	472
Other borrowed funds	-	-	-
Total interest-bearing liabilities	503	(1,068)	(565)
Increase in net interest income	$15,798	$(2,392)	$13,406

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as average rates paid on interest-bearing liabilities decreased seven basis points while loan yields decreased 13 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended March 31, 2022 compared to the same period in 2021.

Provision for Credit Losses

The provision for credit losses was $5.4 million for the three months ended March 31, 2022, a decrease of $2.1 million from $7.5 million for the three months ended March 31, 2021. The decrease in provision expense is primarily the result of improvement in economic projections used to inform loss driver forecasts within the ACL model. The ACL for March 31, 2022, December 31, 2021 and March 31, 2021 totaled $119.5 million, $116.7 million, and $94.9 million, or 1.21%, 1.22% and 1.12% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.11% for the first quarter of 2022, a nine basis point increase compared to 0.02% for the first quarter of 2021. Nonperforming loans increased to $19.4 million, or 0.20% of total loans, at March 31, 2022 from $12.1 million, or 0.13% of total loans, at December 31, 2021, and were lower than $20.1 million, or 0.21% of total loans, at March 31, 2021.

Noninterest Income

Noninterest income totaled $7.9 million for the three months ended March 31, 2022, a decrease of $515,000 compared to the corresponding period in 2021. Service charges on deposit accounts increased $234,000, or 12.3%, to $2.1 million for the three months ended March 31, 2022, compared to the corresponding period in 2021. Mortgage banking revenue decreased $2.2 million to $526,000 for the three months ended March 31, 2022, compared to the corresponding period in 2021. We started retaining our mortgage loans in the second quarter of 2021 to increase earning assets and use excess liquidity. As of March 31, 2022, we had retained a total of 313 1-4 family mortgages with an aggregate balance of $117.9 million. Net credit card revenue increased $1.2 million, or 99%, to $2.4 million during the three months ended March 31, 2022, compared to $1.2 million during the three months ended March 31, 2021. The number of credit card accounts increased approximately 29% and the aggregate amount of spend on all credit card accounts increased 32% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We recognized a $3.3 million loss on the sale of available for sale debt securities during the first quarter of 2022. We sold eight debt securities totaling $41.6 million that were yielding less than 1.00%. Other income for the three months ended March 31, 2022 increased $3.6 million when compared to the corresponding period in 2021. The interest rate cap we bought in May of 2020 increased in value during the first quarter of 2022, contributing $3.4 million to the increase in other income. Merchant service revenue increased from $191,000 during the first quarter of 2021 to $336,000 during the corresponding period in 2022.

Changes in our non-interest income, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$2,142	$1,908	$234	12.3%
Mortgage banking	526	2,747	(2,221)	(80.9)%
Credit cards	2,372	1,192	1,180	99.0%
Securities gains	(3,335)	-	(3,335)	NM
Increase in cash surrender value life insurance	1,608	1,658	(50)	(3.0)%
Other operating income	4,635	958	3,677	383.8%
Total noninterest income	$7,948	$8,463	$(515)	(6.1)%

Noninterest Expense

Noninterest expense totaled $37.2 million for the three months ended March 31, 2022, an increase of $8.3 million, or 28.7%, compared to $28.9 million for the corresponding period in 2021. Salary and employee benefit expense increased $2.8 million, or 17.7%, to $18.3 million for the three months ended March 31, 2022 from $15.5 million for the corresponding period in 2021.Salaries alone increased $786,000, or 6.9%. We added production staff in our new office in Orlando, Florida and added mortgage loan officers in Pensacola and Tampa, Florida. We also hired an internal audit manager in the fourth quarter of 2021 to manage our outsourced audit expenses. The number of FTE employees increased to 511 at March 31, 2022 compared to 491 at March 31, 2021. Incentive accruals increased $729,000, or 19.5%, year-over-year due to anticipated higher loan production and new producers being added as participants in the incentive plan. Loan expense deferrals (a benefit) decreased $644,000, or 24.5%, year-over-year. A majority of our round-two PPP loan production occurred during the first quarter of 2021, resulting in the higher expense deferrals. Equity compensation expense increased $500,000, or 171.5%, year over year. We awarded restricted shares to key producers and performance-based shares to key employees. . Equipment and occupancy expense increased $279,000, or 10.5%, to $2.9 million for the three months ended March 31, 2022 from $2.7 million for the corresponding period in 2021. Third party processing and other services increased $2.2 million, or 64.1%, to $5.6 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. Our core banking system provider increased our processing rates in the fourth quarter of  2021 after we notified them of our intent to terminate our contract and convert to a new system. Professional services increased $69,000, or 7.5%, to $992,000 for the three months ended March 31, 2022 from $923,000 for the corresponding period in 2021.  FDIC insurance assessments decreased $450,000, or 28.4%, to $1.1 million for the three months ended March 31, 2022 from $1.6 million for the corresponding period in 2021. Our assessment rate decreased when we started reporting as a large financial institution in the third quarter of 2021. Expenses related to other real estate owned decreased $154,000, 98.1%, to $3,000 for the three months ended March 31, 2022 from $157,000 for the corresponding period in 2021. Other operating expenses increased $3.6 million, or 77.9%, to $8.3 million for the three months ended March 31, 2022 from $4.6 million for the corresponding period in 2021. We recognized $874,000 of expenses during the three months ended March 31, 2022, associated with the conversion to a new core operating system scheduled to take place within the year. We wrote down investments in new market tax credit entities by $2.5 million during the three months ended March 31, 2022. We increased our ACL on unfunded loan commitments by $300,000 in the first quarter of 2022.

Changes in our non-interest expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(Dollars In Thousands)
Noninterest expense:
Salaries and employee benefits	$18,301	$15,543	$2,758	17.7%
Equipment and occupancy	2,933	2,654	279	10.5%
Third party processing and other services	5,605	3,416	2,189	64.1%
Professional services	992	923	69	7.5%
FDIC and other regulatory assessments	1,132	1,582	(450)	(28.4)%
Other real estate owned	3	157	(154)	(98.1)%
Other operating expense	8,252	4,639	3,613	77.9%
Total noninterest expense	$37,218	$28,914	$8,304	28.7%

Income Tax Expense

Income tax expense was $13.5 million for the three months ended March 31, 2022 versus $13.0 million for the same period in 2021. Our effective tax rate for the three months ended March 31, 2022 was 18.96%, compared to 20.18% for the corresponding period in 2021. We recognized tax credits during the three months ended March 31, 2022 of $3.3 million, compared to $272,000 for the corresponding period in 2021. We recognized excess tax benefits as a credit to our income tax expense from the exercise of stock options and vesting of restricted stock of $571,000 in the first quarter of 2022, compared to $1.6 million in the first quarter of 2021. Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The ACL and deferred taxes are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable. A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 and 200 basis point scenarios in the first and second year is -10% and -15%, respectively, and for the two-year cumulative is -15%. The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. As of March 31, 2022, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2021. However, market disruptions brought about by the COVID-19 pandemic may adversely affect our sensitivity to market interest rates. We could experience an increase in the cost of funding our balance sheet. In response to increased inflationary pressures, the Federal Reserve increased their targeted federal funds rate from 0 – 0.25% to 0.25 – 0.50% on March 17, 2022. We currently anticipate further increases in rates during each of their remaining meetings during 2022. Such rate increases could lead to us increasing rates on our deposits and short-term borrowings. We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2022. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

SERVISFIRST BANCSHARES, INC.

Date: April 28, 2022	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: April 28, 2022	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer