Form 10-Q
period 2022-06-30
ServisFirst Bancshares, Inc.
filed 2022-07-29
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2022
Common stock, $.001 par value	54,308,895

EX-3.01 FIRST AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION

EX-3.02 AMENDED RESTATED CERTIFICATE OF INCORPORATION

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$252,638	$56,934
Interest-bearing balances due from depository institutions	1,334,511	4,106,790
Federal funds sold	101,447	58,372
Cash and cash equivalents	1,688,596	4,222,096
Available for sale debt securities, at fair value	724,463	842,570
Held to maturity debt securities (fair value of $1,003,840 at June 30, 2022 and $466,286 at December 31, 2021)	1,065,755	462,957
Restricted equity securities	7,734	7,311
Mortgage loans held for sale	3,451	1,114
Loans	10,617,320	9,532,934
Less allowance for credit losses	(128,387)	(116,660)
Loans, net	10,488,933	9,416,274
Premises and equipment, net	59,482	60,300
Accrued interest and dividends receivable	36,557	34,831
Deferred tax asset, net	48,874	37,772
Other real estate owned and repossessed assets	1,207	1,208
Bank owned life insurance contracts	286,315	283,074
Goodwill and other identifiable intangible assets	13,615	13,638
Other assets	69,335	65,661
Total assets	$14,494,317	$15,448,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$4,686,511	$4,799,767
Interest-bearing	7,085,826	7,653,069
Total deposits	11,772,337	12,452,836
Federal funds purchased	1,389,167	1,711,777
Other borrowings	64,716	64,706
Accrued interest and dividends payable	13,515	13,619
Other liabilities	42,664	53,853
Total liabilities	13,282,399	14,296,791
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2022 and December 31, 2021	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized, 54,306,875 shares issued and outstanding at June 30, 2022; and 100,000,000 shares authorized, 54,227,060 shares issued and outstanding at December 31, 2021	54	54
Additional paid-in capital	227,906	226,397
Retained earnings	1,005,815	911,008
Accumulated other comprehensive (loss) income	(22,357)	14,056
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,211,418	1,151,515
Noncontrolling interest	500	500
Total stockholders' equity	1,211,918	1,152,015
Total liabilities and stockholders' equity	$14,494,317	$15,448,806

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$111,287	$95,451	$214,392	$189,254
Taxable securities	10,515	6,315	18,738	12,122
Nontaxable securities	37	86	80	193
Federal funds sold	93	4	106	7
Other interest and dividends	4,623	863	6,427	1,539
Total interest income	126,555	102,719	239,743	203,115
Interest expense:
Deposits	6,427	6,836	12,270	13,717
Borrowed funds	3,760	1,215	5,383	2,365
Total interest expense	10,187	8,051	17,653	16,082
Net interest income	116,368	94,668	222,090	187,033
Provision for credit losses	9,507	9,652	14,869	17,103
Net interest income after provision for credit losses	106,861	85,016	207,221	169,930
Noninterest income:
Service charges on deposit accounts	2,133	1,907	4,275	3,815
Mortgage banking	614	2,699	1,140	5,446
Credit card income	2,672	1,912	5,044	3,104
Securities (losses) gains	(2,833)	620	(6,168)	620
Increase in cash surrender value life insurance	1,633	1,683	3,241	3,341
Other operating income	5,287	777	9,922	1,735
Total noninterest income	9,506	9,598	17,454	18,061
Noninterest expenses:
Salaries and employee benefits	20,734	16,887	39,035	32,430
Equipment and occupancy expense	2,983	2,844	5,916	5,498
Third party processing and other services	6,345	3,946	11,950	7,362
Professional services	1,327	1,107	2,319	2,030
FDIC and other regulatory assessments	1,147	1,425	2,279	3,007
OREO expense	32	540	35	697
Other operating expenses	7,253	4,560	15,505	9,199
Total noninterest expenses	39,821	31,309	77,039	60,223
Income before income taxes	76,546	63,305	147,636	127,768
Provision for income taxes	14,410	13,278	27,887	26,286
Net income	62,136	50,027	119,749	101,482
Preferred stock dividends	31	31	31	31
Net income available to common stockholders	$62,105	$49,996	$119,718	$101,451

Basic earnings per common share	$1.14	$0.92	$2.21	$1.87
Diluted earnings per common share	$1.14	$0.92	$2.20	$1.86

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$62,136	$50,027	$119,749	$101,482
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains arising during period from securities available for sale, net of tax of $(5,557) and $(12,572) for the three and six months ended June 30, 2022, respectively, and net of tax of $877 and $(40) for the three and six months ended June 30, 2021, respectively	(13,344)	3,291	(40,340)	(173)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $100 and $250 for three and six months ended June 30, 2022, respectively	(377)	-	(946)	-
Net losses on sales of securities, net of tax of $595 and $1,295 for three and six months ended June 30, 2022, and net (gain) on call of securities, net of tax of $(130) for three and six months ended June 30, 2021 reclassified from other comprehensive income into net income	2,238	(490)	4,873	(490)
Other comprehensive (loss) income, net of tax	(11,482)	2,801	(36,413)	(663)
Comprehensive income	$50,654	$52,828	$83,336	$100,819

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2021	54,137,650	$-	$54	$224,302	$788,875	$16,754	$500	$1,030,485
Common dividends declared, $0.20 per share	-	-	-	-	(10,849)	-	-	(10,849)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	26	-	-	26
Issue restricted shares pursuant to stock incentives, net of forfeitures	14,582	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	48,972	-	-	1,195	-	-	-	1,195
13,528 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(928)	-	-	-	(928)
Stock-based compensation expense	-	-	-	558	-	-	-	558
Other comprehensive income, net of tax	-	-	-	-	-	2,801	-	2,801
Net income	-	-	-	-	50,027	-	-	50,027
Balance, June 30, 2021	54,201,204	$-	$54	$225,127	$828,048	$19,555	$500	$1,073,284

Balance, April 1, 2022	54,282,132	$-	$54	$227,127	$956,169	$(10,875)	$500	$1,172,975
Common dividends declared, $0.23 per share	-	-	-	-	(12,491)	-	-	(12,491)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	32	-	-	32
Issue restricted shares pursuant to stock incentives, net of forfeitures	15,794	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	8,949	-	-	308	-	-	-	308
2,551 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(326)	-	-	-	(326)
Stock-based compensation expense	-	-	-	797	-	-	-	797
Other comprehensive loss, net of tax	-	-	-	-	-	(11,482)	-	(11,482)
Net income	-	-	-	-	62,136	-	-	62,136
Balance, June 30, 2022	54,306,875	$-	$54	$227,906	$1,005,815	$(22,357)	$500	$1,211,918

	Six Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2021	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.20 per share	-	-	-	-	(10,829)	-	-	(10,829)
Common dividends declared, $0.20 per share	-	-	-	-	(10,849)	-	-	(10,849)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	51	-	-	51
Issue restricted shares pursuant to stock incentives, net of forfeitures	57,224	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	200,229	-	-	3,060	-	-	-	3,060
49,771 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,638)	-	-	-	(2,638)
Stock-based compensation expense	-	-	-	849	-	-	-	849
Other comprehensive loss, net of tax	-	-	-	-	-	(663)	-	(663)
Net income	-	-	-	-	101,482	-	-	101,482
Balance, June 30, 2021	54,201,204	$-	$54	$225,127	$828,048	$19,555	$500	$1,073,284

Balance, January 1, 2022	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.23 per share	-	-	-	-	(12,485)	-	-	(12,485)
Common dividends declared, $0.23 per share	-	-	-	-	(12,491)	-	-	(12,491)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	65	-	-	65
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,768	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	37,047	-	-	862	-	-	-	862
10,953 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(940)	-	-	-	(940)
Stock-based compensation expense	-	-	-	1,587	-	-	-	1,587
Other comprehensive loss, net of tax	-	-	-	-	-	(36,413)	-	(36,413)
Net income	-	-	-	-	119,749	-	-	119,749
Balance, June 30, 2022	54,306,875	$-	$54	$227,906	$1,005,815	$(22,357)	$500	$1,211,918

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$119,749	$101,482
Adjustments to reconcile net income to net cash provided by
Deferred tax	424	12
Provision for credit losses	14,869	17,103
Depreciation	2,098	2,030
Accretion on acquired loans	70	69
Amortization of core deposit intangible	23	135
Amortization of investments in tax credit partnerships	5,857	243
Net amortization of debt securities available for sale	2,062	2,635
(Increase) decrease in accrued interest and dividends receivable	(1,726)	3,711
Stock-based compensation expense	1,587	849
Decrease in accrued interest payable	(104)	(232)
Proceeds from sale of mortgage loans held for sale	17,835	171,592
Originations of mortgage loans held for sale	(19,032)	(157,868)
Loss (gain) on sale of securities available for sale	6,168	(620)
Gain on sale of mortgage loans held for sale	(1,140)	(5,446)
Net (gain) loss on sale of other real estate owned and repossessed assets	(239)	282
Write down of other real estate owned and repossessed assets	6	761
Operating losses of tax credit partnerships	-	4
Increase in cash surrender value of life insurance contracts	(3,241)	(3,341)
Net change in other assets, liabilities, and other operating activities	(19,267)	(3,948)
Net cash provided by operating activities	125,999	129,453
INVESTMENT ACTIVITIES
Purchases of debt securities available for sale	(76,360)	(263,647)
Proceeds from maturities, calls and paydowns of debt securities available for sale	64,459	133,954
Proceeds from sale of debt securities available for sale	75,036	-
Purchases of debt securities held to maturity	(648,266)	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	44,271	-
Purchases of restricted equity securities	(423)	-
Investment in tax credit partnership and SBIC	(1,646)	(56)
Return of capital from TC Partnerships and SBIC	249	-
Increase in loans	(1,088,455)	(185,506)
Purchases of premises and equipment	(1,280)	(14,799)
Proceeds from sale of other real estate owned and repossessed assets	1,091	761
Net cash used in investing activities	(1,631,324)	(329,293)
FINANCING ACTIVITIES
Net (decrease) increase in non-interest-bearing deposits	(113,256)	507,657
Net (decrease) increase in interest-bearing deposits	(567,243)	474,855
Net (decrease) increase in federal funds purchased	(322,610)	207,929
Proceeds from exercise of stock options	862	3,060
Taxes paid in net settlement of tax obligation upon exercise of stock options	(940)	(2,638)
Dividends paid on common stock	(24,957)	(21,627)
Dividends paid on preferred stock	(31)	(31)
Net cash (used in) provided by financing activities	(1,028,175)	1,169,205
Net (decrease) increase in cash and cash equivalents	(2,533,500)	969,365
Cash and cash equivalents at beginning of period	4,222,096	2,211,411
Cash and cash equivalents at end of period	$1,688,596	$3,180,776
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$10,291	$16,314
Income taxes	3,241	5,428
Income tax refund	(142)	(3)
Cash and cash equivalents at end of period
Other real estate acquired in settlement of loans	$857	$364
Internally financed sale of other real estate owned	-	3,779
Dividends on nonvested restricted stock reclassified as compensation expense	65	25
Dividends declared	12,491	10,849

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) and its consolidated subsidiaries, including ServisFirst Bank (the “Bank”), may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2021.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,295,789	54,173,034	54,279,574	54,112,190
Net income available to common stockholders	$62,105	$49,996	$119,718	$101,451
Basic earnings per common share	$1.14	$0.92	$2.21	$1.87

Weighted average common shares outstanding	54,295,789	54,173,034	54,279,574	54,112,190
Dilutive effects of assumed exercise of stock options and vesting of performance shares	236,596	287,196	247,668	309,137
Weighted average common and dilutive potential common shares outstanding	54,532,385	54,460,230	54,527,242	54,421,327
Net income available to common stockholders	$62,105	$49,996	$119,718	$101,451
Diluted earnings per common share	$1.14	$0.92	$2.20	$1.86

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2022	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$6,004	$-	$(38)	$5,966
Government Agency Securities	14	-	-	14
Mortgage-backed securities	308,033	43	(22,648)	285,428
State and municipal securities	17,446	5	(1,171)	16,280
Corporate debt	427,688	618	(11,531)	416,775
Total	$759,185	$666	$(35,388)	$724,463
Debt Securities Held to Maturity
U.S. Treasury Securities	$506,246	$-	$(22,750)	$483,496
Mortgage-backed securities	551,480	56	(38,538)	512,998
State and municipal securities	8,030	-	(683)	7,347
Total	$1,065,755	$56	$(61,971)	$1,003,840

December 31, 2021
Debt Securities Available for Sale
U.S Treasury Securities	$9,003	$101	$-	$9,104
Government Agency Securities	6,022	19	-	6,041
Mortgage-backed securities	424,372	3,474	(2,685)	425,161
State and municipal securities	21,531	173	(70)	21,634
Corporate debt	369,618	11,659	(647)	380,630
Total	$830,546	$15,425	$(3,402)	$842,570
Debt Securities Held to Maturity
U.S. Treasury Securities	$149,263	$25	$(668)	$148,620
Mortgage-backed securities	310,641	5,251	(1,271)	314,621
State and municipal securities	3,053	2	(10)	3,045
Total	$462,957	$5,278	$(1,949)	$466,286

The amortized cost and fair value of debt securities as of June 30, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$24,683	$24,590	$32,913	$33,232
Due from one to five years	62,123	61,391	31,760	32,307
Due from five to ten years	361,346	350,109	338,407	348,594
Due after ten years	3,000	2,945	3,094	3,276
Mortgage-backed securities	308,033	285,428	424,372	425,161
	$759,185	$724,463	$830,546	$842,570

Debt securities held to maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	385,593	373,926	49,663	49,419
Due from five to ten years	128,432	116,667	102,403	101,996
Mortgage-backed securities	551,480	512,998	310,641	314,621
	$1,065,755	$1,003,840	$462,957	$466,286

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of June 30, 2022 and December 31, 2021 was $666.7 million and $463.1 million, respectively.

The following table identifies, as of June 30, 2022 and December 31, 2021, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2022	(In Thousands)
Debt Securities available for sale
U.S. Treasury Securities	$(38)	$5,966	$-	$-	$(38)	$5,966
Mortgage-backed securities	(20,147)	261,595	(2,501)	22,005	(22,648)	283,600
State and municipal securities	(1,112)	11,613	(59)	410	(1,171)	12,023
Corporate debt	(11,366)	327,226	(165)	1,335	(11,531)	328,561
Total	$(32,664)	$606,400	$(2,724)	$23,751	$(35,388)	$630,151

Debt Securities held to maturity
U.S. Treasury Securities	$(22,750)	$483,496	$-	$-	$(22,750)	$483,496
Mortgage-backed securities	(34,900)	481,201	(3,639)	21,918	(38,538)	503,119
State and municipal securities	(683)	7,097	-	-	(683)	7,097
Total	$(58,333)	$971,794	$(3,639)	$21,918	$(61,971)	$993,712

December 31, 2021
Debt Securities available for sale
Mortgage-backed securities	$(2,685)	$303,297	$-	$-	$(2,685)	$303,297
State and municipal securities	(61)	5,198	(9)	228	(70)	5,426
Corporate debt	(647)	61,677	-	-	(647)	61,677
Total	$(3,393)	$370,172	$(9)	$228	$(3,402)	$370,400

Debt Securities held to maturity
U.S. Treasury Securities	$(668)	$123,698	$-	$-	$(668)	$123,698
Mortgage-backed securities	(1,271)	134,192	-	-	(1,271)	134,192
State and municipal securities	(10)	482	-	-	(10)	482
Total	$(1,950)	$258,372	$-	$-	$(1,949)	$258,372

The following table summarizes information about sales and calls of debt securities available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Sale and call proceeds	$33,425	$6,272	$75,036	$6,272
Gross realized gains	$-	$620	$-	$620
Gross realized losses	(2,833)	-	(6,168)	-
Net realized gain (loss)	$(2,833)	$620	$(6,168)	$620

At June 30, 2022, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Furthermore, the Company performed an analysis that determined that the following held-to-maturity securities have a zero expected credit loss: U.S. Treasury Securities; State and Municipal Securities and, Agency-Backed Securities, including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. All debt securities in an unrealized loss position as of June 30, 2022, continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for Paycheck Protection Program (“PPP”) loans made by banks to employers with less than 500 employees if they continued to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provides additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP. Effective May 28, 2021, the PPP was closed to new applications. The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. At June 30, 2022 and December 31, 2021, unaccreted deferred loan origination fees, net of costs, related to PPP loans were $513,000 and $7.2 million, respectively. PPP loan origination fees recorded to interest income totaled $2.8 million and $8.0 million for the three months ended  June 30, 2022 and 2021, respectively, and totaled $7.2 million and $17.1 million for the six months ended June 30, 2022 and 2021, respectively. PPP loans outstanding totaled $23.0 million and $595.0 million at June 30, 2022 and December 31, 2021, respectively. PPP loans are included within the commercial, financial and agricultural loan category in the table below.

The following table details the Company’s loans at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,966,040	$2,984,053
Real estate - construction	1,383,155	1,103,076
Real estate - mortgage:
Owner-occupied commercial	2,026,807	1,874,103
1-4 family mortgage	1,015,698	826,765
Other mortgage	3,160,510	2,678,084
Subtotal: Real estate - mortgage	6,203,015	5,378,952
Consumer	65,110	66,853
Total Loans	10,617,320	9,532,934
Less: Allowance for credit losses	(128,387)	(116,660)
Net Loans	$10,488,933	$9,416,274

Commercial, financial and agricultural	27.94%	31.30%
Real estate - construction	13.03%	11.57%
Real estate - mortgage:
Owner-occupied commercial	19.09%	19.66%
1-4 family mortgage	9.57%	8.67%
Other mortgage	29.77%	28.10%
Subtotal: Real estate - mortgage	58.42%	56.42%
Consumer	0.61%	0.70%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2022 :

							Revolving
June 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Total
	(In thousands)
Commercial, financial and agricultural
Pass	$295,183	$671,693	$257,345	$227,787	$164,947	$514,106	$748,747	$2,880,087
Special Mention	100	6,717	1,276	2,277	3,444	4,950	21,344	40,108
Substandard	1	-	408	11,071	343	3,610	30,691	45,845
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$295,284	$678,410	$259,029	$241,135	$168,734	$522,666	$800,782	$2,966,040
Real estate - construction
Pass	$237,946	$600,567	$226,083	$17,895	$8,644	$29,479	$257,920	$1,378,534
Special Mention	2,500	-	-	-	-	894	-	3,394
Substandard	-	-	-	-	1,227	-	-	1,227
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$240,446	$600,567	$226,083	$17,895	$9,871	$30,373	$257,920	$1,383,155
Owner-occupied commercial
Pass	$174,174	$426,742	$257,264	$159,595	$148,669	$386,045	$455,962	$2,010,500
Special Mention	291	1,625	-	2,382	633	5,500	1,777	12,208
Substandard	-	-	-	-	-	1,866	4,283	4,099
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$174,465	$428,367	$257,264	$161,977	$149,302	$393,411	$462,022	$2,026,807
1-4 family mortgage
Pass	$210,144	$246,092	$76,469	$40,022	$24,584	$76,334	$333,600	$1,007,245
Special Mention	101	1,503	839	161	-	585	2,695	5,884
Substandard	-	-	-	233	-	342	1,994	2,569
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$210,245	$247,595	$77,308	$40,416	$24,584	$77,261	$338,289	$1,015,698
Other mortgage
Pass	$423,306	$798,502	$449,472	$370,182	$123,724	$398,486	$573,799	$3,137,471
Special Mention	-	-	-	130	376	2,681	7,151	10,338
Substandard	-	-	-	-	4,449	928	7,324	12,701
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$423,306	$798,502	$449,472	$370,312	$128,549	$402,095	$588,274	$3,160,510
Consumer
Pass	$5,857	$7,083	$2,982	$1,862	$402	$22,535	$24,370	$65,091
Special Mention	-	-	-	-	-	19	-	19
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$5,857	$7,083	$2,982	$1,862	$402	$22,554	$24,370	$65,110
Total Loans
Pass	$1,346,610	$2,750,679	$1,269,615	$817,343	$470,970	$1,426,985	$2,393,868	$10,478,928
Special Mention	2,992	9,845	2,115	4,950	4,453	14,629	32,967	71,951
Substandard	1	-	408	11,303	6,019	6,746	44,940	66,441
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,349,603	$2,760,524	$1,272,138	$833,596	$481,442	$1,448,360	$2,471,657	$10,617,320

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2021:

							Revolving
December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
	(In thousands)
Commercial, financial and agricultural
Pass	$800,822	$294,841	$209,086	$130,579	$114,870	$127,572	$1,216,153	$2,893,923
Special Mention	1,245	1,323	942	846	915	784	19,801	25,856
Substandard	-	387	10,039	1,741	1,501	7,966	42,640	64,274
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$802,067	$296,551	$220,067	$133,166	$117,286	$136,322	$1,278,594	$2,984,053
Real estate - construction
Pass	$597,497	$260,723	$110,671	$16,452	$13,704	$17,356	$76,662	$1,093,065
Special Mention	-	-	6,594	2,500	-	917	-	10,011
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$597,497	$260,723	$117,265	$18,952	$13,704	$18,273	$76,662	$1,103,076
Owner-occupied commercial
Pass	$406,473	$352,642	$231,197	$182,812	$162,648	$430,638	$96,860	$1,863,270
Special Mention	101	-	2,417	779	476	2,688	-	6,461
Substandard	-	-	-	-	-	4,372	-	4,372
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$406,574	$352,642	$233,614	$183,591	$163,124	$437,698	$96,860	$1,874,103
1-4 family mortgage
Pass	$299,686	$117,579	$68,044	$46,954	$37,374	$37,970	$210,338	$817,945
Special Mention	-	1,000	517	116	260	912	3,033	5,838
Substandard	-	150	593	241	231	611	1,156	2,982
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$299,686	$118,729	$69,154	$47,311	$37,865	$39,493	$214,527	$826,765
Other mortgage
Pass	$882,849	$481,012	$411,426	$174,700	$272,555	$353,621	$81,202	$2,657,365
Special Mention	-	-	130	376	2,720	4,656	-	7,882
Substandard	-	-	-	4,497	8,340	-	-	12,837
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$882,849	$481,012	$411,556	$179,573	$283,615	$358,277	$81,202	$2,678,084
Consumer
Pass	$16,303	$4,845	$2,896	$983	$903	$3,649	$37,250	$66,829
Special Mention	-	-	-	-	-	24	-	24
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$16,303	$4,845	$2,896	$983	$903	$3,673	$37,250	$66,853
Total Loans
Pass	$3,003,630	$1,511,642	$1,033,320	$552,480	$602,054	$970,806	$1,718,465	$9,392,397
Special Mention	1,346	2,323	10,600	4,617	4,371	9,981	22,834	56,072
Substandard	-	537	10,632	6,479	10,072	12,949	43,796	84,465
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$3,004,976	$1,514,502	$1,054,552	$563,576	$616,497	$993,736	$1,785,095	$9,532,934

Loans by performance status as of June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,960,589	$5,451	$2,966,040
Real estate - construction	1,383,155	-	1,383,155
Real estate - mortgage:
Owner-occupied commercial	2,023,628	3,179	2,026,807
1-4 family mortgage	1,014,336	1,362	1,015,698
Other mortgage	3,154,993	5,517	3,160,510
Total real estate mortgage	6,192,957	10,058	6,203,015
Consumer	65,088	22	65,110
Total	$10,601,789	$15,531	$10,617,320

December 31, 2021	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,979,671	$4,382	$2,984,053
Real estate - construction	1,103,076	-	1,103,076
Real estate - mortgage:
Owner-occupied commercial	1,873,082	1,021	1,874,103
1-4 family mortgage	824,756	2,009	826,765
Other mortgage	2,673,428	4,656	2,678,084
Total real estate mortgage	5,371,266	7,686	5,378,952
Consumer	66,824	29	66,853
Total	$9,520,837	$12,097	$9,532,934

Loans by past due status as of June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$2,810	$885	$249	$3,944	$5,202	$2,956,894	$2,966,040	$2,595
Real estate - construction	-	-	-	-	-	1,383,155	1,383,155	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	3,179	2,023,628	2,026,807	5,515
1-4 family mortgage	402	1,332	134	1,868	1,228	1,012,602	1,015,698	102
Other mortgage	376	-	4,586	4,962	931	3,154,617	3,160,510	-
Total real estate - mortgage	778	1,332	4,720	6,830	5,338	6,190,847	6,203,015	5,617
Consumer	53	27	22	102	-	65,008	65,110	-
Total	$3,641	$2,244	$4,991	$10,876	$10,540	$10,595,904	$10,617,320	$8,212

December 31, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$516	$77	$39	$632	$4,343	$2,979,078	$2,984,053	$2,059
Real estate - construction	-	-	-	-	-	1,103,076	1,103,076	-
Real estate - mortgage:
Owner-occupied commercial	143	-	-	143	1,021	1,872,939	1,874,103	1,021
1-4 family mortgage	-	703	611	1,314	1,398	824,053	826,765	483
Other mortgage	-	-	4,656	4,656	-	2,673,428	2,678,084	-
Total real estate - mortgage	143	703	5,267	6,113	2,419	5,370,420	5,378,952	1,504
Consumer	93	23	29	145	-	66,708	66,853	-
Total	$752	$803	$5,335	$6,890	$6,762	$9,519,282	$9,532,934	$3,563

Under the current expected credit losses (“CECL”) methodology, the allowance for credit losses ("ACL") is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards.  For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At June 30, 2022 and December 31, 2021, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects the national unemployment to rise during the forecast period with a declining national GDP growth rate compared to December 31, 2021.

The Company uses a loss-rate method to estimate expected credit losses for its C&I revolving lines of credit and credit card pools.  The C&I revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding pool balance.  The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool.  Management has applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature.  An expected loss ratio is applied based on internal and peer historical losses.

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

Inherent risks in the loan portfolio will differ based on type of loan. Specific risk characteristics by loan portfolio segment are listed below:

Commercial, financial and agricultural loans include risks associated with the  borrower’s cash flow, debt service coverage, and management’s expertise.  These loans are subject to the risk that the Company may have difficulty converting collateral to a liquid asset if necessary, as well as risks associated with the  degree of specialization, mobility, and general collectability in a default situation. These commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates.

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

The following table presents changes in the allowance for credit losses, segregated by loan type, for the three and six months ended June 30, 2022 and June 30, 2021.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2022
Allowance for credit losses:
Balance at March 1, 2022	$41,417	$27,821	$48,548	$1,677	$119,463
Charge-offs	(1,666)	-	(23)	(124)	(1,813)
Recoveries	1,217	-	-	13	1,230
Provision	642	8,172	268	426	9,507
Balance at June 30, 2022	$41,610	$35,993	$48,793	$1,992	$128,387

	Three Months Ended March June 30, 2021
Allowance for credit losses:
Balance at March 1, 2021	$38,232	$19,391	$35,607	$1,676	$94,906
Charge-offs	(150)	-	(59)	(54)	(263)
Recoveries	298	2	62	13	375
Provision	4,053	3,020	2,920	(341)	9,652
Balance at June 30, 2021	$42,433	$22,413	$38,530	$1,294	$104,670

	Six Months Ended June 30, 2022
Allowance for credit losses:
Balance at January 1, 2022	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(4,240)	-	(51)	(199)	(4,489)
Recoveries	1,322	-	-	25	1,347
Provision	2,659	8,999	3,014	198	14,869
Balance at June 30, 2022	$41,610	$35,993	$48,793	$1,992	$128,387

	Six Months Ended June 30, 2021
Allowance for credit losses:
Balance at January 1, 2021	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(627)	-	(71)	(141)	(839)
Recoveries	324	52	64	24	464
Provision	6,366	6,304	4,815	(382)	17,103
Balance at June 30, 2021	$42,433	$22,413	$38,530	$1,294	$104,670

We maintain an allowance for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $1.6 million at June 30, 2022 and $1.3 million at December 31, 2021. The provision expense for unfunded commitments was $0 and $300,000 for the three and six months ended June 30, 2022, respectively, and was $600,000 and $1.1 million for the three and six months ended June 30, 2021, respectively.

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

		Accounts				ACL
June 30, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$12,330	$5,174	$3,246	$25,094	$45,844	$8,264
Real estate - construction	-	-	-	1,227	1,227	96
Real estate - mortgage:
Owner-occupied commercial	4,100	-	-	-	4,100	1,837
1-4 family mortgage	3,226	-	-	-	3,226	231
Other mortgage	12,704	-	-	-	12,704	-
Total real estate - mortgage	20,030	-	-	-	20,030	2,068
Consumer	-	-	-	-	-	-
Total	$32,360	$5,174	$3,246	$26,321	$67,101	$10,428

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,067	$5,075	$18,533	$27,599	$64,274	$9,727
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	4,372	-	-	-	4,372	1,371
1-4 family mortgage	2,982	-	-	-	2,982	163
Other mortgage	12,837	-	-	-	12,837	31
Total real estate - mortgage	20,191	-	-	-	20,191	1,565
Consumer	-	-	-	-	-	-
Total	$33,258	$5,075	$18,533	$27,599	$84,465	$11,292

Troubled Debt Restructuring (“TDR”) at June 30, 2022, December 31, 2021 and June 30, 2021 totaled $‐‐2.4 million, $2.6 million and $2.9 million, respectively. The portion of those TDRs accruing interest at June 30, 2022, December 31, 2021 and June 30, 2021 totaled $421,000, $431,000 and $441,000, respectively. There were no modifications made to new TDRs or renewals of existing TDRs for the three and six months ended June 30, 2022. The following tables present loans modified in a TDR during three and six months ended June 30, 2021 by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,155	$1,155	2	$1,155	$1,155
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	991	991	1	991	991
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate mortgage	1	991	991	1	991	991
Consumer	-	-	-	-	-	-
	3	$2,146	$2,146	3	$2,146	$2,146

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and six months ended  June 30, 2022 and June 30, 2021, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 9.4 years. At June 30, 2022, the Company had lease right-of-use assets and lease liabilities totaling $16.3 million and $17.0 million, respectively, compared to $17.9 million and $18.5 million, respectively, at December 31, 2021 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of June 30, 2022 are as follows:

June 30, 2022
(In Thousands)
2022 (remaining)	$2,086
2023	3,598
2024	2,626
2025	2,500
2026	1,929
thereafter	5,511
Total lease payments	18,250
Less: imputed interest	(1,298)
Present value of operating lease liabilities	$16,952

As of June 30, 2022, the weighted average remaining term of operating leases is 6.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.39%.

Operating cash flows related to leases were $1.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively, compared to $829,000 and $1.6 million for the three and six months ended June 30, 2021, respectively.

Lease costs during the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease cost	$1,051	$1,011
Short-term lease cost	17	-
Variable lease cost	151	140
Sublease income	(5)	(24)
Net lease cost	$1,214	$1,127

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$2,095	$1,911
Short-term lease cost	25	-
Variable lease cost	300	212
Sublease income	(29)	(47)
Net lease cost	$2,391	$2,076

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $797,000 and $1.6 million for the three and six months ended June 30, 2022, respectively, and $558,000 and $849,000 for the three and six months ended June 30, 2021, respectively.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model which incorporates the assumptions noted in the following table. Expected volatilities are based on an index of southeastern United States publicly traded banks. The expected term for options granted is based on the simplified method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant.

2022
Expected volatility	40.00%
Expected dividends	1.78%
Expected term (in years)	7.5
Risk-free rate	2.43%

There were no grants of stock options during the six months ended June 30, 2022. The weighted average grant-date fair value of options granted during the six months ended June 30, 2021 was $12.73.

The following table summarizes stock option activity during the six months ended June 30, 2022 and June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2022:
Outstanding at January 1, 2022	353,250	$19.28	3.8	$23,525
Exercised	(48,000)	17.85	2.8	2,931
Outstanding at June 30, 2022	305,250	19.51	3.4	$18,431

Exercisable at June 30, 2022	243,500	$14.77	2.5	$15,924

Six Months Ended June 30, 2021:
Outstanding at January 1, 2021	640,950	$18.14	4.6	$16,981
Granted	500	32.60	8.0	18
Exercised	(197,200)	10.31	3.1	11,574
Forfeited	(6,000)	5.82	0.7	106
Outstanding at June 30, 2021	438,250	$19.68	4.4	$22,121

Exercisable at June 30, 2021	337,000	$13.84	3.5	$18,841

As of June 30, 2022, there was $296,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.6 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2022, there was $5.3 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.3 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date. As of June 30, 2022, there was $809,000 of total unrecognized compensation cost related to non-vested performance shares. As of June 30, 2022, non-vested performance shares had a weighted average remaining time to vest of 2.0 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2022:
Non-vested at January 1, 2022	127,602	$42.27	12,437	$37.05
Granted	46,266	83.06	9,165	69.68
Vested	(23,507)	44.85	-	-
Forfeited	(3,498)	53.25	-	-
Non-vested at June 30, 2022	146,863	$54.45	21,602	$50.89

Six Months Ended June 30, 2021:
Non-vested at January 1, 2021	84,307	$34.92	-	$-
Granted	64,199	46.37	12,437	37.05
Vested	(11,778)	27.99	-	-
Forfeited	(6,975)	38.81	-	-
Non-vested at June 30, 2021	129,753	$41.01	12,437	$37.05

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the Consolidated Balance Sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At June 30, 2022 the interest rate cap had a fair value of $6.5 million and remaining term of 0.8 years. If LIBOR is deemed unrepresentative at any time, the reference rate for the cap would be governed by the fallback protocol where LIBOR will be adjusted to the Secured Overnight Financing Rate (“SOFR”) plus the five-year median spread.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. Interest rate lock commitments with customers related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s rate lock commitments to customers as of June 30, 2022 and December 31, 2021 were not material.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluates whether all modifications represent a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. These amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The update is effective for entities that have adopted ASU No. 2016-13 (the CECL model) for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except that an entity has the option to apply a modified retrospective transition method to the recognition and measurement of TDRs. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact of adopting the update on its financial statements and disclosures and is currently planning to adopt effective January 1, 2023.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of June 30, 2022 was 0% to 75% and 21.2%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2021 was 0% to 75% and 24.1% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $1.2 million and $1.8 million during the three and six months ended June 30, 2022, respectively, and $1.4 million and $3.3 million during the three and six months ended June 30, 2021, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of June 30, 2022 was 10% to 100% and 57%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2021 was 0% to 100% and 40.6%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $125,000 and $119,000 was recognized for the three and six months ended June 30, 2022, respectively, and $540,000 and $697,000 for the three and six months ended June 30, 2021, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $60,000 foreclosed and classified as OREO as of June 30, 2022, compared to one residential real estate loan foreclosure for $50,000 as of December 31, 2021.

Two residential real estate loans for $212,000 was in the process of being foreclosed as of June 30, 2022. There were one residential real estate loan for $299,000 in process of foreclosure as of December 31, 2021.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$5,966	$-	$-	$5,966
Government agencies	-	14	-	14
Mortgage-backed securities	-	285,428	-	285,428
State and municipal securities	-	16,280	-	16,280
Corporate debt	-	410,775	6,000	416,775
Total available-for-sale debt securities	5,966	712,497	6,000	724,463
Interest rate cap derivative	-	6,446	-	6,446
Total assets at fair value	$5,966	$718,943	$6,000	$730,909

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$9,104	$-	$-	$9,104
Government agencies	-	6,041	-	6,041
Mortgage-backed securities	-	425,161	-	425,161
State and municipal securities	-	21,634	-	21,634
Corporate debt	-	363,638	16,992	380,630
Total available-for-sale debt securities	9,104	816,474	16,992	842,570
Interest rate cap derivative	-	1,152	-	1,152
Total assets at fair value	$9,104	$817,626	$16,992	$843,722

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$56,673	$56,673
Other real estate owned and repossessed assets	-	-	1,207	1,207
Total assets at fair value	$-	$-	$57,880	$57,880

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,173	$73,173
Other real estate owned and repossessed assets	-	-	1,208	1,208
Total assets at fair value	$-	$-	$74,381	$74,381

There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2022, and December 31, 2021.

In the case of the investment securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2022, there was three transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2022 and June 30, 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$11,500	$10,301	$16,992	$-
Transfers into Level 3	-	-	-	6,000
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	(462)	193	(805)	494
Purchases	-	8,500	-	12,500
Transfers out of Level 3	(5,038)	(4,000)	(10,187)	(4,000)
Fair value, end of period	$6,000	$14,994	$6,000	$14,994

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$1,587,149	$1,587,149	$4,163,724	$4,163,724

Level 2 inputs:
Federal funds sold	101,447	101,447	58,372	58,372
Held to maturity debt securities	1,065,505	1,003,590	462,707	466,036
Mortgage loans held for sale	3,451	3,390	1,114	1,111

Level 3 inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	10,432,260	10,432,260	9,416,274	9,403,012

Financial liabilities:
Level 2 inputs:
Deposits	$11,772,337	$11,777,719	$12,452,836	$12,454,140
Federal funds purchased	1,389,167	1,389,167	1,711,777	1,711,777
Other borrowings	64,716	65,457	64,706	65,476

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022 and June 30, 2021.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: the global health and economic crisis precipitated by the COVID-19 outbreak; general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; economic crisis and associated credit issues in industries most impacted by the COVID-19 outbreak, including but not limited to, the restaurant, hospitality and retail sectors; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, economic stimulus initiatives and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-bank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for fiscal year 2022 and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Second quarter highlights

●	Diluted earnings per common share of $1.14 for the second quarter of 2022, an increase of 24%, from the second quarter 2021.
●	Average loans of $10.2 billion for the second quarter of 2022 increased $1.54 billion, or 18%, from a year ago.
●	Average deposits of $12.04 billion for the second quarter of 2022 increased $1.31 billion, or 12%, from a year ago.
●

Net interest income of $116.4 million for the second quarter of 2022, an increase $21.7 million, or 23%, from the second quarter of 2021. Net interest margin of 3.26% for the second quarter of 2022 increased 20 bps from 3.06% in the second quarter of 2021. The increase primarily resulted from increased yields in 2022 and increases in average non-interest-bearing deposits and equity.

Overview

As of June 30, 2022, we had consolidated total assets of $14.49 billion, down $95.4 million, or 6.2%, from total assets of $15.45 billion at December 31, 2021. Total loans were $10.62 billion at June 30, 2022, up $1.08 billion, or 11.4%, from $9.53 billion at December 31, 2021. Total deposits were $11.77 billion at June 30, 2022, down $680.50 million, or 5.5%, from $12.45 billion at December 31, 2021.

Net income available to common stockholders for the three months ended June 30, 2022 was $62.1 million, up $12.1 million, or 24.2%, from $50.0 million for the three months ended June 30, 2021. Basic and diluted earnings per common share were both $1.14 for the three months ended June 30, 2022, compared to $0.92 for both in the corresponding period in 2021.

Net income available to common stockholders for the six months ended June 30, 2022 was $119.7 million, up $18.3 million, or 18.0%, from $101.5 million for the corresponding period in 2021. Basic and diluted earnings per common share were $2.21 and $2.20, respectively, for the six months ended June 30, 2022, compared to $1.87 and $1.86, respectively, for the corresponding period in 2021.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average assets	1.67%	1.56%	1.60%	1.63%
Return on average stockholders' equity	20.93%	18.99%	20.52%	19.74%
Dividend payout ratio	20.19%	21.79%	20.95%	21.46%
Net interest margin (1)	3.26%	3.06%	3.07%	3.14%
Efficiency ratio (2)	31.64%	30.03%	32.16%	29.36%
Average stockholders' equity to average total assets	8.09%	8.06%	7.82%	8.10%

(1) Net interest margin in the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.
(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At June 30, 2022, we had $101.4 million in federal funds sold, compared to $58.4 million at December 31, 2021. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2022, we had $1.32 billion in balances at the Federal Reserve, compared to $4.07 billion at December 31, 2021.

Investment Securities

Debt securities available for sale totaled $724.5 million at June 30, 2022 and $842.6 million at December 31, 2021. Investment securities held to maturity totaled $1.07 billion at June 30, 2022 and $463.0 million at December 31, 2021. We had paydowns of $77.4 million on mortgage-backed securities and government agencies, maturities of $22.0 million on municipal bonds, corporate securities and treasury securities, and calls of $10.3 million on U.S. government agencies and municipal securities during the six months ended June 30, 2022. We recognized a $2.8 million loss on the sale of available for sale debt securities during the second quarter of 2022. We sold seven debt securities available for sale for $33.4 million that were yielding less than 1.00%. We purchased $360.5 million in US Treasuries, $286.7 million in mortgage-backed securities, and $76.4 million in corporate securities during the six months ended June 30, 2022. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2022 and December 31, 2021, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of June 30, 2022 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of June 30, 2022, we had $416.8 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of June 30, 2022.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $666.7 million and $481.3 million as of June 30, 2022 and December 31, 2021, respectively.

Loans

We had total loans of $10.62 billion at June 30, 2022, up $1.08 billion, or 11.4%, compared to $9.53 billion at December 31, 2021. We originated approximately 7,400 PPP loans totaling $1.5 billion during the COVID-19 pandemic. Total remaining PPP loans outstanding were $23.0 million and $230.2 million at June 30, 2022 and December 31, 2021, respectively.

Asset Quality

The Company assesses the adequacy of its allowance for credit losses ("ACL") at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See “Note 1 – General” and “Note 5 – Loans” in the Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$10,617,320	$8,649,694	$10,617,320	$8,649,694
Average loans outstanding, net of unearned income	$10,189,086	$8,644,993	$9,919,381	$8,579,116
Allowance for credit losses at beginning of period	119,463	94,906	116,660	87,942
Charge-offs:
Commercial, financial and agricultural loans	1,667	150	4,241	627
Real estate - construction	-	-	-	-
Real estate - mortgage	23	59	50	71
Consumer loans	123	54	198	141
Total charge-offs	1,813	263	4,489	839
Recoveries:
Commercial, financial and agricultural loans	1,217	298	1,322	324
Real estate - construction	-	2	-	52
Real estate - mortgage	-	62	-	64
Consumer loans	13	13	25	24
Total recoveries	1,230	375	1,347	464
Net charge-offs	583	(112)	3,142	375
Provision for credit losses	9,507	9,652	14,869	17,103
Allowance for credit losses at period end	$128,387	$104,670	$128,387	$104,670
Allowance for credit losses to period end loans	1.21%	1.21%	1.21%	1.21%
Net charge-offs to average loans	0.02%	(0.01)%	0.04%	0.01%

		Percentage of loans
		in each category
June 30, 2022	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$41,610	33.22%
Real estate - construction	35,993	10.08%
Real estate - mortgage	48,793	55.97%
Consumer	1,992	0.73%
Total	$128,387	100.00%

		Percentage of loans
		in each category
December 31, 2021	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$41,869	31.30%
Real estate - construction	26,994	11.57%
Real estate - mortgage	45,829	56.43%
Consumer	1,968	0.70%
Total	$116,660	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $15.5 million at June 30, 2022, compared to $12.1 million at December 31, 2021. Of this total, nonaccrual loans of $10.5 million at June 30, 2022 represented a net increase of $3.7 million from nonaccrual loans at December 31, 2021. Excluding credit card accounts, there were three loans 90 or more days past due and still accruing totaling $4.9 million at June 30, 2022, compared to four loans totaling $5.3 million at December 31, 2021. TDRs at June 30, 2022 and December 31, 2021 were $2.4 million and $2.6 million, respectively. There were no loans newly classified as TDR or renewals of existing TDRs for the three months ended June 30, 2022 and 2021.

The following table summarizes our nonperforming assets and TDRs at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$5,202	20	$4,343	17
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3,179	2	1,021	2
1-4 family mortgage	1,228	12	1,398	12
Other mortgage	931	1	-	-
Total real estate - mortgage	5,338	15	2,419	14
Consumer	-	-	-	-
Total Nonaccrual loans:	$10,540	35	$6,762	31

90+ days past due and accruing:
Commercial, financial and agricultural	$249	4	$39	4
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	134	1	611	3
Other mortgage	4,586	1	4,656	1
Total real estate - mortgage	4,720	2	5,267	4
Consumer	22	9	29	22
Total 90+ days past due and accruing:	$4,991	15	$5,335	30

Total Nonperforming Loans:	$15,531	50	$12,097	61

Plus: Other real estate owned and repossessions	1,207	7	1,208	5
Total Nonperforming Assets	$16,738	57	$13,305	66

Restructured accruing loans:
Commercial, financial and agricultural	$421	2	$431	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$421	2	$431	2

Total Nonperforming assets and restructured accruing loans	$17,159	59	$13,736	68

Ratios:
Nonperforming loans to total loans	0.15%		0.13%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.16%		0.14%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.16%		0.14%

OREO and repossessed assets remained unchanged at $1.2 million at June 30, 2022, from December 31, 2021. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$1,208	$6,497
Transfers from loans and capitalized expenses	857	1,125
Proceeds from sales	(1,091)	(761)
Internally financed sales	-	(3,779)
Write-downs / net gain (loss) on sales	233	(1,043)
Balance at end of period	$1,207	$2,039

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

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of June 30, 2022, the Company carries $3.2 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $4.0 million at December 31, 2021. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Total deposits were $11.77 billion at June 30, 2022, a decrease of $680.50 million, or 5.5%, from $12.45 billion at December 31, 2021. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets. A significant amount of federal and state stimulus money resulting from the COVID-19 pandemic remains on deposit at our bank. We are currently taking measures to deploy these excess funds out of cash into higher-earning assets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Noninterest-bearing demand	$4,686,511	39.81%	$4,799,767	38.54%
Interest-bearing demand	2,053,575	17.44%	1,652,710	13.27%
Money market	4,139,443	35.16%	5,094,313	40.91%
Savings	133,975	1.14%	97,946	0.79%
Time deposits , $250,000 and under	248,042	2.11%	267,164	2.15%
Time deposits, over $250,000	460,792	3.91%	490,936	3.94%
Brokered time deposits	50,000	0.42%	50,000	0.40%
	$11,772,337	100.00%	$12,452,836	100.00%

At June 30, 2022 and December 31, 2021, we estimate that we had approximately $9.62 billion and $10.65 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.

The following table presents the maturities of our time deposits in excess of insurance limit as of June 30, 2022.

Portion of time deposits in excess of insurance limit
June 30, 2022
Time deposits otherwise uninsured with a maturity of:	(In Thousands)
3 months or less	$70,760
Over 3 through 6 months	84,770
Over 6 months through 12 months	71,089
Over 12 months	77,172
Total	$303,791

The uninsured deposit data for 2022 and 2021 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.39 billion and $1.71 billion at June 30, 2022 and December 31, 2021, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 0.79% for the quarter ended June 30, 2022. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2022, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.87 billion. At June 30, 2022, the Bank had borrowing availability of approximately $1.04 billion in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements. We believe these sources of funding are adequate to meet our anticipated funding needs.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Other Borrowings”. We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding in order to maintain our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. However, uncertainties brought about by the COVID-19 pandemic may adversely affect our ability to obtain funding or may increase the cost of funding.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $14.96 billion and $15.01 billion for the three and six months ended June 30, 2022 and 2021, respectively

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Sources of Funds:
Deposits:
Non-interest-bearing	32.3%	24.6%	32.1%	24.2%
Interest-bearing	48.4	58.9	48.8	59.1
Federal funds purchased	10.4	7.5	10.5	7.3
Long term debt and other borrowings	0.4	0.5	0.4	0.5
Other liabilities	0.4	0.4	0.4	0.8
Equity capital	8.1	8.1	7.8	8.1
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	68.4%	67.2%	65.7%	68.3%
Securities	12.0	7.4	11.0	7.5
Interest-bearing balances with banks	15.7	21.7	19.8	20.1
Federal funds sold	0.2	0.1	0.2	0.1
Other assets	3.7	3.6	3.3	4.0
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2022 was $1.21 billion, or 8.36% of total assets. At December 31, 2021, total stockholders’ equity attributable to us was $1.15 billion, or 7.45% of total assets.

As of June 30, 2022, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2022.

Based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal banking agencies issued final rules ("Basel III Final Rules") establishing a comprehensive regulatory capital framework. The Basel III Final Rules require the Company to maintain a capital conservation buffer of 2.5% designed to absorb losses during economic downturns.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2022, December 31, 2021 and June 30, 2021:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,220,160	9.64%	$569,638	4.50%	N/A	N/A
ServisFirst Bank	1,281,780	10.13%	569,564	4.50%	$822,703	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,220,660	9.64%	759,517	6.00%	N/A	N/A
ServisFirst Bank	1,282,280	10.13%	759,419	6.00%	1,012,558	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,415,363	11.18%	1,012,690	8.00%	N/A	N/A
ServisFirst Bank	1,412,267	11.16%	1,012,558	8.00%	1,265,698	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,220,660	8.19%	596,323	4.00%	N/A	N/A
ServisFirst Bank	1,282,280	8.60%	596,224	4.00%	745,280	5.00%

As of December 31, 2021
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,123,826	9.95%	$508,027	4.50%	N/A	N/A
ServisFirst Bank	1,185,161	10.50%	507,969	4.50%	$733,733	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,124,326	9.96%	677,370	6.00%	N/A	N/A
ServisFirst Bank	1,185,661	10.50%	677,292	6.00%	903,056	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,306,992	11.58%	903,160	8.00%	N/A	N/A
ServisFirst Bank	1,303,621	11.55%	903,056	8.00%	1,128,821	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,124,326	7.39%	608,883	4.00%	N/A	N/A
ServisFirst Bank	1,185,661	7.79%	608,826	4.00%	761,033	5.00%

As of June 30, 2021
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,039,496	10.60%	$441,379	4.50%	N/A	N/A
ServisFirst Bank	1,102,211	11.24%	441,322	4.50%	$637,465	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,039,996	10.60%	588,506	6.00%	N/A	N/A
ServisFirst Bank	1,102,711	11.24%	588,430	6.00%	784,573	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,212,662	12.36%	784,674	8.00%	N/A	N/A
ServisFirst Bank	1,210,681	12.34%	784,573	8.00%	980,716	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,039,996	8.10%	513,758	4.00%	N/A	N/A
ServisFirst Bank	1,102,711	8.59%	513,706	4.00%	642,133	5.00%

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

Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk at June 30, 2022 are as follows:

June 30, 2022
(In Thousands)
Commitments to extend credit	$3,828,912
Credit card arrangements	387,115
Standby letters of credit	71,400
$4,287,427

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2022 was $62.1 million compared to net income and net income available to common stockholders of $50 million for the three months ended June 30, 2021. Net income and net income available to common stockholders for the six months ended June 30, 2022 was $119.7 million compared to net income and net income available to common stockholders of $101.5 million for the six months ended June 30, 2021. For the three and six months ended June 30, 2022 compared to 2021 net interest income increased $21.7 million, and $35.1 million, respectively. The increase in net interest income for the three and six-month periods is primarily attributable to growth in average earning assets and non-interest-bearing deposit balances. Increases in non-interest expense of $8.5 million and $16.8 million and increases in income tax expense of $1.1 million and $1.6 million, respectively, for the three and six months ended June 30, 2022 compared to 2021 partially offset increases in net interest income.

Basic and diluted earnings per common share were both $1.14, for the three months ended June 30, 2022, compared to $0.92 for the corresponding period in 2021. Basic and diluted earnings per common share were $2.21 and $2.20, respectively, for the six months ended June 30, 2022, compared to $1.87 and $1.86, respectively, for the corresponding period in 2021. Return on average assets for the three and six months ended June 30, 2022 was 1.67% and 1.60% compared to 1.56% and 1.63%, respectively, for the corresponding periods in 2021. Return on average common stockholders’ equity for the three and six months ended June 30, 2022 was 20.93% and 20.52%, respectively, compared to 18.98% and 19.73%, respectively, for the corresponding periods in 2021.

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

Taxable-equivalent net interest income increased $21.8 million, or 23.0%, to $116.5 million for the three months ended June 30, 2022 compared to $94.7 million for the corresponding period in 2021, and increased $35.2 million, or 18.8%, to $222.3 million for the six months ended June 30, 2022 compared to $187.2 million for the corresponding period in 2021. This increase was primarily attributable to growth in average earning assets, which increased $1.93 billion, or 15.6%, from the second quarter of 2021 to the second quarter of 2022, and $2.53 billion, or 21.0%, from the six months ended June 30, 2021 to the same period in 2022. The taxable-equivalent yield on interest-earning assets increased to 3.54% for the three months ended June 30, 2022 from 3.32% for the corresponding period in 2021, and decreased to 3.32% for the six months ended June 30, 2022 from 3.41% for the corresponding period in 2021. The yield on loans for the three months ended June 30, 2022 was 4.38% compared to 4.43% for the corresponding period in 2021, and 4.36% compared to 4.46% for the six months ended June 30, 2022 and June 30, 2021, respectively. The cost of total interest-bearing liabilities increased to 0.46% for the three months ended June 30, 2022 compared to 0.37% for the corresponding period in 2021, and increased to 0.40% for the six months ended June 30, 2022 from 0.39% for the corresponding period in 2021. Net interest margin for the three months ended June 30, 2022 was 3.26% compared to 3.06% for the corresponding period in 2021, and 3.07% for the six months ended June 30, 2022 compared to 3.14% for the corresponding period in 2021. On June 17, 2022 the Federal Reserve Bank increased their targeted federal funds rate from 0.75 – 1.00% to 1.50 - 1.75%. We believe our net interest income will benefit from this and future rate increases as we anticipate a lag in deposit pricing increases to loan pricing increases.

The following tables show, for the three and six months ended June 30, 2022 and June 30, 2021, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)
Taxable	$10,165,470	$111,086	4.38%	$8,618,139	$95,173	4.43%
Tax-exempt (2)	23,616	241	4.09	26,854	271	4.05
Total loans, net of unearned income	10,189,086	111,327	4.38	8,644,993	95,444	4.43
Mortgage loans held for sale	471	4	3.41	11,470	55	1.92
Investment securities:
Taxable	1,775,425	10,516	2.37	936,863	6,315	2.70
Tax-exempt (2)	7,148	42	2.35	16,872	104	2.47
Total investment securities (3)	1,782,573	10,558	2.37	953,735	6,419	2.69
Federal funds sold	30,721	93	1.21	8,224	4	0.20
Restricted equity securities	7,724	72	3.74	-	-	-
Interest-bearing balances with banks	2,332,412	4,623	0.80	2,790,524	863	0.12
Total interest-earning assets	$14,342,987	$126,677	3.54	$12,408,946	$102,785	3.32
Non-interest-earning assets:
Cash and due from banks	204,994			85,478
Net fixed assets and equipment	60,673			61,240
Allowance for credit losses, accrued interest and other assets	297,893			320,729
Total assets	$14,906,547			$12,876,393

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,699,602	$891	0.21%	$1,350,098	$639	0.19%
Savings deposits	134,469	61	0.18	104,283	46	0.18
Money market accounts	4,617,021	3,831	0.33	5,321,338	3,499	0.26
Time deposits	766,225	1,644	0.86	801,928	2,652	1.33
Total interest-bearing deposits	7,217,317	6,427	0.36	7,577,647	6,836	0.36
Federal funds purchased	1,550,805	3,070	0.79	970,708	525	0.22
Other borrowings	64,713	690	4.28	64,694	690	4.28
Total interest-bearing liabilities	$8,832,835	$10,187	0.46%	$8,613,049	$8,051	0.37%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	4,824,521			3,154,605
Other liabilities	58,784			52,027
Stockholders' equity	1,205,551			1,038,012
Accumulated other comprehensive (loss) income	(15,144)			18,700
Total liabilities and stockholders' equity	$14,906,547			$12,876,393
Net interest income		$116,490			$94,734
Net interest spread			3.08%			2.95%
Net interest margin			3.26%			3.06%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,303 and $9,915 are included in interest income in the second quarter of 2022 and 2021, respectively. Loan fees include accretion of PPP loan fees.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(3)	Unrealized (losses) gains of $(25,730) and $23,614 are excluded from the yield calculation in the second quarter of 2022 and 2021, respectively.

	For the Three Months Ended June 30,
	2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$16,919	$(1,006)	$15,913
Tax-exempt	(33)	3	(30)
Total loans, net of unearned income	16,886	(1,003)	15,883
Mortgages held for sale	(75)	24	(51)
Debt securities:
Taxable	5,049	(848)	4,201
Tax-exempt	(57)	(5)	(62)
Total debt securities	4,992	(853)	4,139
Federal funds sold	31	58	89
Restricted equity securities	72	-	72
Interest-bearing balances with banks	(165)	3,925	3,760
Total interest-earning assets	$21,741	$2,151	$23,892

Interest-bearing liabilities:
Interest-bearing demand deposits	$178	$74	$252
Savings	14	1	15
Money market accounts	(504)	836	332
Time deposits	(113)	(895)	(1,008)
Total interest-bearing deposits	(425)	16	(409)
Federal funds purchased	467	2,078	2,545
Other borrowed funds	-	-	-
Total interest-bearing liabilities	42	2,094	2,136
Increase in net interest income	$21,699	$57	$21,756

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as loan yields decreased five basis points and average rates paid on interest-bearing liabilities increased nine basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended June 30, 2022 compared to the same period in 2021.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2022			2021
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$9,894,980	$213,978	4.36%	$8,551,895	$188,678	4.46%
Tax-exempt (3)	24,401	502	4.15	27,221	555	4.12
Total loans, net of unearned income	9,919,381	214,480	4.36	8,579,116	189,233	4.46
Mortgage loans held for sale	698	9	2.60	12,529	120	1.94
Investment securities:
Taxable	1,647,709	18,739	2.29	907,653	12,122	2.70
Tax-exempt (3)	7,975	97	2.45	18,966	234	2.49
Total debt securities (4)	1,655,684	18,836	2.29	926,619	12,356	2.70
Federal funds sold	23,719	106	0.90	10,070	7	0.14
Restricted equity securities	7,548	140	4	-	-	-
Interest-bearing balances with banks	2,981,541	6,427	-	2,527,838	1,539	3.41
Total interest-earning assets	$14,588,571	$239,998	3.32%	$12,056,172	$203,255	3.41%
Non-interest-earning assets:
Cash and due from banks	140,124			128,416
Net fixed assets and equipment	60,940			59,230
Allowance for credit losses, accrued interest and other assets	305,683			320,569
Total assets	$15,095,318			$12,564,387

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,647,414	$1,668	0.20%	$1,322,509	$1,260	0.19%
Savings deposits	135,004	120	0.18	98,859	88	0.18
Money market accounts	4,800,106	7,035	0.30	5,190,311	6,856	0.27
Time deposits	779,503	3,447	0.89	805,226	5,513	1.38
Total interest-bearing deposits	7,362,027	12,270	0.34	7,416,905	13,717	0.37
Federal funds purchased	1,585,217	4,003	0.51	910,574	985	0.22
Other borrowings	64,711	1,380	4.30	64,691	1,380	4.31
Total interest-bearing liabilities	$9,011,955	$17,653	0.40%	$8,392,170	$16,082	0.39%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	4,847,484			3,039,463
Other liabilities	59,199			95,824
Stockholders' equity	1,181,005			1,017,491
Accumulated other comprehensive (loss) income	(4,325)			19,439
Total liabilities and stockholders' equity	$15,095,318			$12,564,387
Net interest income		$222,345			$187,173
Net interest spread			2.92%			3.02%
Net interest margin			3.07%			3.14%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $12,126, $20,316 are included in interest income in 2022 and 2021, respectively.
(2)	Accretion on acquired loan discounts of $70 and $100 is included in interest income in 2022 and 2021, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized (losses) gains of $(6,411) and $24,547 are excluded from the yield calculation in 2022 and 2021, respectively.

	For the Six Months Ended June 30,
	2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$29,110	$(3,810)	$25,300
Tax-exempt	(58)	5	(53)
Total loans, net of unearned income	29,052	(3,805)	25,247
Mortgages held for sale	(142)	31	(111)
Debt securities:
Taxable	8,642	(2,025)	6,617
Tax-exempt	(134)	(3)	(137)
Total debt securities	8,508	(2,028)	6,480
Federal funds sold	19	80	99
Restricted equity securities	140	-	140
Interest-bearing balances with banks	322	4,566	4,888
Total interest-earning assets	$37,899	$(1,156)	$36,743

Interest-bearing liabilities:
Interest-bearing demand deposits	$325	$83	$408
Savings	32	-	32
Money market accounts	(538)	717	179
Time deposits	(171)	(1,895)	(2,066)
Total interest-bearing deposits	(352)	(1,095)	(1,447)
Federal funds purchased	1,078	1,940	3,018
Other borrowed funds	-	-	-
Total interest-bearing liabilities	726	845	1,571
Increase in net interest income	$37,173	$(2,001)	$35,172

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as loan yields decreased 10 basis points while average rates paid on interest-bearing liabilities increased one basis point. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the six months ended June 30, 2022 compared to the same period in 2021.

Provision for Credit Losses

The provision for credit losses was $9.5 million for the three months ended June 30, 2022, a decrease of $145,000 from $9.7 million for the three months ended June 30, 2021, and was $14.9 million for the six months ended June 30, 2022, a $2.2 million decrease compared to $17.1 million for the six months ended June 30, 2021. The decrease in provision expense is primarily the result of improvement in economic projections used to inform loss driver forecasts within the ACL model. The ACL for June 30, 2022 and December 31, 2021 was $128.4 million and $116.7 million, or 1.21% and 1.22% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.02% for the three months ended June 30, 2022, compared to annualized net credit recoveries to quarter-to-date average loans of 0.01% for the same period in 2021. Annualized net credit charge-offs to year-to-date average loans were 0.04% for the six months ended June 30, 2022, compared to 0.01% for the corresponding period in 2021. Nonperforming loans increased to $15.5 million, or 0.15% of total loans, at June 30, 2022 from $12.1 million, or 0.13% of total loans, at December 31, 2021, and were $17.2 million, or 0.20% of total loans, at June 30, 2021. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Noninterest income:
Service charges on deposit accounts	$2,133	$1,907	$226	11.9%	$4,275	$3,815	$460	12.1%
Mortgage banking	614	2,699	(2,085)	(77.3)%	1,140	5,446	(4,306)	(79.1)%
Credit card income	2,672	1,912	760	39.7%	5,044	3,104	1,940	62.5%
Securities gains	(2,833)	620	(3,453)	-%	(6,168)	620	(6,788)	(1,094.8)%
Increase in cash surrender value life insurance	1,633	1,683	(50)	(3.0)%	3,241	3,341	(100)	(3.0)%
Other operating income	5,287	777	4,510	580.4%	9,922	1,735	8,187	471.9%
Total non-interest income	$9,506	$9,598	$(92)	(1.0)%	$17,454	$18,061	$(607)	(3.4)%

Noninterest income totaled $9.5 million for the three months ended June 30, 2022, a decrease of $92,000 compared to the corresponding period in 2021, and totaled $17.5 million for the six months ended June 30, 2022, a decrease of $607,000, or 3.4%, compared to the corresponding period in 2021. Mortgage banking income decreased $2.1 million, or 77.3%, to $614,000 for the three months ended June 30, 2022 compared to $2.7 million for the same period in 2021, and decreased $4.3 million, or 79.1%, to $1.1 million for the six months ended June 30, 2022 compared to $5.4 million for the same period in 2021. We started retaining our mortgage loans in the second quarter of 2021 to increase earning assets and use excess liquidity. As of June 30, 2022, we had retained a total of 405 1-4 family mortgages for an aggregate balance of $151.1 million. Net credit card income increased $760,000 to $2.7 million for the three months ended June 30, 2022 compared to the same period in 2021, and increased $1.9 million to $5.0 million for the six months ended June 30, 2022 compared to the same period in 2021. The number of credit card accounts increased approximately 20.2% and the aggregate amount of spend on all credit card accounts increased 33.4% during the second quarter of 2022 compared to the second quarter of 2021. Increase in cash surrender value of life insurance decreased $50,000, or 3.0%, to $1.6 million during the three months ended June 30, 2022, compared to the corresponding period in 2021, and decreased $100,000, or 3.0%, to $3.2 million for the six months ended June 30, 2022 compared to $3.3 million for the same period in 2021. Other income increased $4.5 million, or 580.4%, to $5.3 million for the three months ended June 30, 2022 compared to $777,000 for the same period in 2021, and increased $8.2 million, or 471.9%, to $9.9 million for the six months ended June 30, 2022 compared to $1.7 million for the same period in 2021. We wrote up the value of our interest rate cap by $1.9 million during the second quarter of 2022 and $5.3 million year-to-date 2022 compared to a write down of $2,000 during the second quarter of 2021 and a write-up of $273,000 year-to-date 2021. Merchant service revenue increased from $289,000 during the second quarter of 2021 to $471,000, or 63%, during the second quarter of 2022. We recognized a $2.1 million death benefit related to a former employee in our bank-owned life insurance (“BOLI”) program during the second quarter of 2022. We recognized a $2.8 million loss on the sale of available for sale debt securities during the second quarter of 2022 and $6.2 million during the six months ended June 30, 2022, compared to a $620,000 gain on the call of a corporate bond during the three and six month periods ended June 30, 2021. During 2022 we sold available for sale debt securities that were yielding less than 1.00%.

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Noninterest expense:
Salaries and employee benefits	$20,734	$16,887	$3,847	22.8%	$39,035	$32,430	$6,605	20.4%
Equipment and occupancy expense	2,983	2,844	139	4.9%	5,916	5,498	418	7.6%
Third party processing and other services	6,345	3,946	2,399	60.8%	11,950	7,362	4,588	62.3%
Professional services	1,327	1,107	220	19.9%	2,319	2,030	289	14.2%
FDIC and other regulatory assessments	1,147	1,425	(278)	(19.5)%	2,279	3,007	(728)	(24.2)%
OREO expense	32	540	(508)	(94.1)%	35	697	(662)	(95.0)%
Other operating expense	7,253	4,560	2,693	59.1%	15,505	9,199	6,306	68.6%
Total non-interest expense	$39,821	$31,309	$8,512	27.2%	$77,039	$60,223	$16,816	27.9%

Noninterest expense totaled $39.8 million for the three months ended June 30, 2022, an increase of $8.5 million, or 27.2%, compared to $31.3 million for the same period in 2021, and totaled $77.0 million for the six months ended June 30, 2022, an increase of $16.8 million, or 27.9%, compared to $60.2 million for the same period in 2021.

Details of expense are as follows:

●

Salary and benefit expense increased $3.8 million, or 22.8%, to $20.7 million for the three months ended June 30, 2022, from $16.9 million for the same period in 2021, and increased $6.6 million, or 20.4%, to $39 million for the six months ended June 30, 2022 from $32.4 million for the same period in 2021. Total employees increased from 527 as of June 30, 2021, to 540 as of June 30, 2022. We accrued an additional $1.8 million in our annual incentive program during the second quarter of 2022 based on loan growth and entry into new markets.

●

Equipment and occupancy expense increased $139,000, or 4.9%, to $3.0 million for the three months ended June 30, 2022 from $2.8 million for the corresponding period in 2021, and increased $418,000, or 7.6%, to $5.9 million for the six months ended June 30, 2022 compared to $5.5 million for the corresponding period in 2021.

●

Third party processing and other services increased $2.4 million, or 60.8%, to $6.3 million for the three months ended June 30, 2022, from $3.9 million for the corresponding period in 2021, and increased $4.6 million, or 62.3%, to $12 million for the six months ended June 30, 2022 compared to $7.4 million for the corresponding period in 2021. This increase in third party processing includes Federal Reserve Bank charges related to correspondent bank settlement activities. These charges increased by $1.7 million year-over-year to $2.3 million during the second quarter of 2022.

●

FDIC and other regulatory assessments decreased $278,000, or 19.5%, to $1.1 million for the three months ended June 30, 2022 from $1.4 million for the corresponding period in 2021, and decreased $728,000, or 24.2%, to $2.3 million for the six months ended June 30, 2022 compared to $3.0 million for the corresponding period in 2021.

●

OREO expense decreased $508,000, or 94.1%, to $32,000 for the three months ended June 30, 2022 from $540,000 for the corresponding period in 2021, and decreased $662,000, or 95.0%, to $35,000 from $697,000 for the six months ended June 30, 2022 compared to the corresponding period in 2021.

●

Other operating expenses increased $2.7 million, or 59.1%, to $7.3 million for the three months ended June 30, 2022, from $4.6 million for the corresponding period in 2021, and increased $6.3 million, or 68.6%, to $15.5 million from $9.2 million for the six months ended June 30, 2022 compared to the corresponding period in 2021. We accrued $250,000 for potential uninsured check fraud losses during the second quarter of 2022 and $750,000 year-to-date. We recognized core system deconversion expenses of $3.0 million during the fourth quarter of 2021 and $873,000 during the first quarter of 2022 through other operating expenses.

Income Tax Expense

Income tax expense was $14.4 million for the three months ended June 30, 2022 compared to $13.3 million for the same period in 2021, and was $27.9 million for the six months ended June 30, 2022, compared to $26.3 million for the same period in 2021. Our effective tax rate for the three and six months ended June 30, 2022 was 18.83% and 18.89%, respectively, compared to 20.97% and 20.57% for the corresponding periods in 2021, respectively. We recognized $3.1 million and $6.3 million in federal new markets tax credits during the three and six months ended June 30, 2022, respectively, compared to $141,000 and $281,000 during the same periods in 2021, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2022 of $352,000 and $924,000, respectively, compared to $724,000 and $2.4 million during the three and six months ended June 30, 2021, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting.  Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and six months ended June 30, 2022.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2021, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2021, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2022. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 6, 2022, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation of the Company (the “Restated Certificate of Incorporation”) to increase the number of authorized shares of the Company’s common stock from 100 million shares, par value $0.001, to 200 million shares, par value $0.001 (the “Authorized Share Increase”). On May 17, 2022, the Company filed a First Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting the Authorized Share Increase.

ITEM 6. EXHIBITS

Exhibit:	Description
3.01	First Certificate of Amendment to the Restated Certificate of Incorporation of ServisFirst Bancshares, Inc.
3.02

Amended Restated Certificate of Incorporation of ServisFirst Bancshares, Inc. (reflecting all amendments filed with the Delaware Secretary of State) [for SEC reporting compliance only – not filed with the Secretary of State of the State of Delaware].

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

SERVISFIRST BANCSHARES, INC.

Date: July 29, 2022	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: July 29, 2022	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer