Form 10-Q
period 2022-09-30
ServisFirst Bancshares, Inc.
filed 2022-10-31
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2022
Common stock, $.001 par value	54,324,375

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$249,051	$56,934
Interest-bearing balances due from depository institutions	156,959	4,106,790
Federal funds sold	82,316	58,372
Cash and cash equivalents	488,326	4,222,096
Available for sale debt securities, at fair value	665,763	842,570
Held to maturity debt securities (fair value $942,282 at September 30, 2022 and $466,286 at December 31, 2021)	1,048,840	462,957
Restricted equity securities	7,734	7,311
Mortgage loans held for sale	2,003	1,114
Loans	11,278,614	9,532,934
Less allowance for credit losses	(140,967)	(116,660)
Loans, net	11,137,647	9,416,274
Premises and equipment, net	59,080	60,300
Accrued interest and dividends receivable	39,946	34,831
Deferred tax asset, net	54,599	37,772
Other real estate owned and repossessed assets	1,245	1,208
Bank owned life insurance contracts	286,152	283,074
Goodwill and other identifiable intangible assets	13,615	13,638
Other assets	85,080	65,661
Total assets	$13,890,030	$15,448,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$3,661,936	$4,799,767
Interest-bearing	7,389,979	7,653,069
Total deposits	11,051,915	12,452,836
Federal funds purchased	1,466,322	1,711,777
Other borrowings	64,721	64,706
Accrued interest and dividends payable	14,881	13,619
Other liabilities	49,602	53,853
Total liabilities	12,647,441	14,296,791
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2022 and December 31, 2021	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized, 54,324,007 shares issued and outstanding at September 30, 2022; and 100,000,000 shares authorized, 54,227,060 shares issued and outstanding at December 31, 2021	54	54
Additional paid-in capital	228,738	226,397
Retained earnings	1,057,387	911,008
Accumulated other comprehensive (loss) income	(44,090)	14,056
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,242,089	1,151,515
Noncontrolling interest	500	500
Total stockholders' equity	1,242,589	1,152,015
Total liabilities and stockholders' equity	$13,890,030	$15,448,806

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$131,375	$96,119	$345,767	$285,373
Taxable securities	11,089	6,544	29,827	18,666
Nontaxable securities	30	62	110	255
Federal funds sold	632	4	738	11
Other interest and dividends	6,173	1,507	12,600	3,046
Total interest income	149,299	104,236	389,042	307,351
Interest expense:
Deposits	13,655	6,581	25,925	20,298
Borrowed funds	9,226	1,335	14,609	3,700
Total interest expense	22,881	7,916	40,534	23,998
Net interest income	126,418	96,320	348,508	283,353
Provision for credit losses	15,603	5,963	30,472	23,066
Net interest income after provision for credit losses	110,815	90,357	318,036	260,287
Noninterest income:
Service charges on deposit accounts	1,892	1,727	6,167	5,542
Mortgage banking	784	1,423	1,924	6,869
Credit card income	2,612	2,043	7,656	5,147
Securities (losses) gains	-	-	(6,168)	620
Increase in cash surrender value life insurance	1,637	1,671	4,878	5,012
Other operating income	2,014	1,162	11,936	2,897
Total noninterest income	8,939	8,026	26,393	26,087
Noninterest expenses:
Salaries and employee benefits	19,687	17,995	58,722	50,425
Equipment and occupancy expense	3,140	2,996	9,056	8,494
Third party processing and other services	7,213	4,144	19,163	11,506
Professional services	1,036	948	3,355	2,978
FDIC and other regulatory assessments	975	1,630	3,254	4,637
OREO expense	21	123	56	820
Other operating expenses	10,613	6,541	26,118	15,740
Total noninterest expenses	42,685	34,377	119,724	94,600
Income before income taxes	77,069	64,006	224,705	191,774
Provision for income taxes	13,038	11,507	40,925	37,793
Net income	64,031	52,499	183,780	153,981
Preferred stock dividends	-	-	31	31
Net income available to common stockholders	$64,031	$52,499	$183,749	$153,950

Basic earnings per common share	$1.18	$0.97	$3.38	$2.84
Diluted earnings per common share	$1.17	$0.96	$3.37	$2.83

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$64,031	$52,499	$183,780	$153,981
Other comprehensive loss, net of tax:
Unrealized net holding losses arising during period from securities available for sale, net of tax of $(5,707) and $(18,409) for the three and nine months ended September 30, 2022, respectively, and net of tax of $(1,798) and $(1,844) for the three and nine months ended September 30, 2021, respectively	(21,471)	(6,764)	(62,301)	(6,937)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(70) and $(320) for three and nine months ended September 30, 2022, respectively, and net of tax of $(36) for the three and nine months ended September 30, 2021	(262)	(136)	(1,208)	(136)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity net of tax of $1,480 for the three and nine months ended September 30, 2021	-	5,705	-	5,705
Net losses on sales of securities, net of tax of $1,425 for nine months ended September 30, 2022, and net (gain) on call of securities, net of tax of $(130) for nine months ended September 30, 2021 reclassified from other comprehensive income into net income	-	-	5,363	(490)
Other comprehensive loss, net of tax	(21,733)	(1,195)	(58,146)	(1,858)
Comprehensive income	$42,298	$51,304	$125,634	$152,123

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2021	54,201,204	$-	$54	$225,127	$828,048	$19,555	$500	$1,073,284
Common dividends declared, $0.20 per share	-	-	-	-	(10,842)	-	-	(10,842)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	26	-	-	26
Issue restricted shares pursuant to stock incentives, net of forfeitures	346	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	5,597	-	-	159	-	-	-	159
1,903 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(99)	-	-	-	(99)
Stock-based compensation expense	-	-	-	461	-	-	-	461
Other comprehensive loss, net of tax	-	-	-	-	-	(1,195)	-	(1,195)
Net income	-	-	-	-	52,499	-	-	52,499
Balance, September 30, 2021	54,207,147	$-	$54	$225,648	$869,731	$18,360	$500	$1,114,293

Balance, July 1, 2022	54,306,875	$-	$54	$227,906	$1,005,815	$(22,357)	$500	$1,211,918
Common dividends declared, $0.23 per share	-	-	-	-	(12,494)	-	-	(12,494)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	35	-	-	35
Issue restricted shares pursuant to stock incentives, net of forfeitures	1,845	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	15,287	-	-	218	-	-	-	218
2,213 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(189)	-	-	-	(189)
Stock-based compensation expense	-	-	-	803	-	-	-	803
Other comprehensive loss, net of tax	-	-	-	-	-	(21,733)	-	(21,733)
Net income	-	-	-	-	64,031	-	-	64,031
Balance, September 30, 2022	54,324,007	$-	$54	$228,738	$1,057,387	$(44,090)	$500	$1,242,589

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2021	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.40 per share	-	-	-	-	(21,678)	-	-	(21,678)
Common dividends declared, $0.20 per share	-	-	-	-	(10,842)	-	-	(10,842)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	77	-	-	77
Issue restricted shares pursuant to stock incentives, net of forfeitures	57,570	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	205,826	-	-	3,219	-	-	-	3,219
51,374 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,737)	-	-	-	(2,737)
Stock-based compensation expense	-	-	-	1,310	-	-	-	1,310
Other comprehensive loss, net of tax	-	-	-	-	-	(1,858)	-	(1,858)
Net income	-	-	-	-	153,981	-	-	153,981
Balance, September 30, 2021	54,207,147	$-	$54	$225,648	$869,731	$18,360	$500	$1,114,293

Balance, January 1, 2022	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.46 per share	-	-	-	-	(24,976)	-	-	(24,976)
Common dividends declared, $0.23 per share	-	-	-	-	(12,494)	-	-	(12,494)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	100	-	-	100
Issue restricted shares pursuant to stock incentives, net of forfeitures	44,613	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	52,334	-	-	1,079	-	-	-	1,079
13,166 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,129)	-	-	-	(1,129)
Stock-based compensation expense	-	-	-	2,391	-	-	-	2,391
Other comprehensive loss, net of tax	-	-	-	-	-	(58,146)	-	(58,146)
Net income	-	-	-	-	183,780	-	-	183,780
Balance, September 30, 2022	54,324,007	$-	$54	$228,738	$1,057,387	$(44,090)	$500	$1,242,589

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$183,780	$153,981
Adjustments to reconcile net income to net cash provided by
Deferred tax	476	12
Provision for credit losses	30,472	23,066
Depreciation	3,155	3,074
Accretion on acquired loans	108	43
Amortization of core deposit intangible	23	203
Amortization of investments in tax credit partnerships	8,786	3,516
Net amortization of debt securities available for sale	2,352	3,689
(Increase) decrease in accrued interest and dividends receivable	(5,115)	3,026
Stock-based compensation expense	2,391	1,310
Increase in accrued interest payable	1,262	376
Proceeds from sale of mortgage loans held for sale	38,564	221,548
Originations of mortgage loans held for sale	(37,529)	(200,832)
Loss (gain) on sale of securities available for sale	6,168	(620)
Gain on sale of mortgage loans held for sale	(1,924)	(6,869)
Net (gain) loss on sale of other real estate owned and repossessed assets	(239)	282
Write down of other real estate owned and repossessed assets	7	876
Operating losses of tax credit partnerships	-	4
Increase in cash surrender value of life insurance contracts	(4,878)	(5,012)
Net change in other assets, liabilities, and other operating activities	(29,074)	(6,144)
Net cash provided by operating activities	198,785	195,529
INVESTMENT ACTIVITIES
Purchases of debt securities available for sale	(76,360)	(298,684)
Proceeds from maturities, calls and paydowns of debt securities available for sale	95,691	188,559
Proceeds from sale of debt securities available for sale	75,036	-
Purchases of debt securities held to maturity	(648,266)	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	60,854	-
Purchases of restricted equity securities	(423)	-
Investment in tax credit partnership and SBIC	(16,295)	(10,546)
Return of capital from TC Partnerships and SBIC	434	-
Increase in loans	(1,752,905)	(350,643)
Purchases of premises and equipment	(1,935)	(9,058)
Proceeds from death benefit of bank owned life insurance contracts	1,800	-
Proceeds from sale of other real estate owned and repossessed assets	1,240	911
Expenditures for other real estate owned	(93)	-
Net cash used in investing activities	(2,261,222)	(479,461)
FINANCING ACTIVITIES
Net (decrease) increase in non-interest-bearing deposits	(1,137,831)	1,577,882
Net (decrease) increase in interest-bearing deposits	(263,090)	525,064
Net (decrease) increase in federal funds purchased	(245,455)	435,211
Proceeds from exercise of stock options	1,079	3,219
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,129)	(2,737)
Dividends paid on common stock	(24,876)	(21,601)
Dividends paid on preferred stock	(31)	(31)
Net cash (used in) provided by financing activities	(1,671,333)	2,517,007
Net (decrease) increase in cash and cash equivalents	(3,733,770)	2,233,075
Cash and cash equivalents at beginning of period	4,222,096	2,211,411
Cash and cash equivalents at end of period	$488,326	$4,444,486
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$39,272	$23,622
Income taxes	55,375	51,308
Income tax refund	(142)	(3)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,045	$1,419
Internally financed sale of other real estate owned	-	3,779
Dividends on nonvested restricted stock reclassified as compensation expense	100	77
Dividends declared	12,494	10,842

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,315,671	54,205,565	54,291,739	54,143,324
Net income available to common stockholders	$64,031	$52,499	$183,749	$153,950
Basic earnings per common share	$1.18	$0.97	$3.38	$2.84

Weighted average common shares outstanding	54,315,671	54,205,565	54,291,739	54,143,324
Dilutive effects of assumed exercise of stock options and vesting of performance shares	231,011	272,175	242,054	296,680
Weighted average common and dilutive potential common shares outstanding	54,546,682	54,477,740	54,533,793	54,440,004
Net income available to common stockholders	$64,031	$52,499	$183,749	$153,950
Diluted earnings per common share	$1.17	$0.96	$3.37	$2.83

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2022	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$6,003	$-	$(51)	$5,952
Government Agency Securities	9	-	-	9
Mortgage-backed securities	294,289	3	(36,528)	257,764
State and municipal securities	16,677	2	(1,659)	15,020
Corporate debt	410,685	5	(23,671)	387,019
Total	$727,663	$10	$(61,910)	$665,763
Debt Securities Held to Maturity
U.S. Treasury Securities	$506,697	$-	$(38,184)	$468,513
Mortgage-backed securities	534,107	5	(67,336)	466,776
State and municipal securities	8,036	-	(1,043)	6,993
Total	$1,048,840	$5	$(106,563)	$942,282

December 31, 2021
Debt Securities Available for Sale
U.S Treasury Securities	$9,003	$101	$-	$9,104
Government Agency Securities	6,022	19	-	6,041
Mortgage-backed securities	424,372	3,474	(2,685)	425,161
State and municipal securities	21,531	173	(70)	21,634
Corporate debt	369,618	11,659	(647)	380,630
Total	$830,546	$15,425	$(3,402)	$842,570
Debt Securities Held to Maturity
U.S. Treasury Securities	$149,263	$25	$(668)	$148,620
Mortgage-backed securities	310,641	5,251	(1,271)	314,621
State and municipal securities	3,053	2	(10)	3,045
Total	$462,957	$5,278	$(1,949)	$466,286

During the third quarter of 2021, the company transferred, at fair value, $261.3 million of mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related unrealized after-tax gains of $5.6 million remained in accumulated other comprehensive income and are being amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer.

The amortized cost and fair value of debt securities as of September 30, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities available for sale
Due within one year	$21,679	$21,528	$32,913	$33,232
Due from one to five years	57,337	55,676	31,760	32,307
Due from five to ten years	351,358	328,142	338,407	348,594
Due after ten years	3,000	2,653	3,094	3,276
Mortgage-backed securities	294,289	257,764	424,372	425,161
	$727,663	$665,763	$830,546	$842,570

Debt securities held to maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	386,028	364,652	49,663	49,419
Due from five to ten years	128,455	110,604	102,403	101,996
Mortgage-backed securities	534,107	466,776	310,641	314,621
	$1,048,840	$942,282	$462,957	$466,286

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law as of September 30, 2022 and December 31, 2021 was $748.3 million and $463.1 million, respectively.

The following table identifies, as of September 30, 2022 and December 31, 2021, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2022	(In Thousands)
Debt Securities available for sale
U.S. Treasury Securities	$(51)	$5,952	$-	$-	$(51)	$5,952
Government Agency Securities	-	9	-	-	-	9
Mortgage-backed securities	(14,589)	131,223	(21,938)	126,344	(36,528)	257,568
State and municipal securities	(790)	9,952	(870)	4,622	(1,659)	14,574
Corporate debt	(19,242)	336,583	(4,429)	31,571	(23,670)	368,154
Total	$(34,672)	$483,719	$(27,237)	$162,537	$(61,909)	$646,256

Debt Securities held to maturity
U.S. Treasury Securities	$(31,859)	$425,216	$(6,325)	$43,296	$(38,184)	$468,512
Mortgage-backed securities	(56,458)	418,140	(10,878)	44,132	(67,336)	462,272
State and municipal securities	(1,043)	6,743	-	-	(1,043)	6,743
Total	$(89,360)	$850,099	$(17,203)	$87,428	$(106,563)	$937,527

December 31, 2021
Debt Securities available for sale
Mortgage-backed securities	$(2,685)	$303,297	$-	$-	$(2,685)	$303,297
State and municipal securities	(61)	5,198	(9)	228	(70)	5,426
Corporate debt	(647)	61,677	-	-	(647)	61,677
Total	$(3,393)	$370,172	$(9)	$228	$(3,402)	$370,400

Debt Securities held to maturity
U.S. Treasury Securities	$(668)	$123,698	$-	$-	$(668)	$123,698
Mortgage-backed securities	(1,271)	134,192	-	-	(1,271)	134,192
State and municipal securities	(10)	482	-	-	(10)	482
Total	$(1,950)	$258,372	$-	$-	$(1,949)	$258,372

The following table summarizes information about sales and calls of debt securities available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Sale and call proceeds	$-	$-	$75,036	$6,272
Gross realized gains	$-	$-	$-	$620
Gross realized losses	-	-	(6,168)	-
Net realized (loss) gain	$-	$-	$(6,168)	$620

At September 30, 2022, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Furthermore, the Company performed an analysis that determined that the following held-to-maturity securities have a zero expected credit loss: U.S. Treasury Securities; State and Municipal Securities and, Agency-Backed Securities, including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. All debt securities in an unrealized loss position as of September 30, 2022, continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for Paycheck Protection Program (“PPP”) loans made by banks to employers with less than 500 employees if they continued to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provided additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP. Effective May 28, 2021, the PPP was closed to new applications. The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. At September 30, 2022 and December 31, 2021, unaccreted deferred loan origination fees, net of costs, related to PPP loans were $138,000 and $7.2 million, respectively. PPP loan fees recorded to interest income totaled $400,000 and $5.2 million for the three months ended  September 30, 2022 and 2021, respectively, and totaled $7.6 million and $22.3 million for the nine months ended September 30, 2022 and 2021, respectively. PPP loans outstanding totaled $7.2 million and $230.2 million at September 30, 2022 and December 31, 2021, respectively. PPP loans are included within the commercial, financial and agricultural loan category in the table below.

The following table details the Company’s loans at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

	(Dollars In Thousands)
Commercial, financial and agricultural	$3,104,155	$2,984,053
Real estate - construction	1,433,698	1,103,076
Real estate - mortgage:
Owner-occupied commercial	2,145,621	1,874,103
1-4 family mortgage	1,089,826	826,765
Other mortgage	3,438,762	2,678,084
Subtotal: Real estate - mortgage	6,674,209	5,378,952
Consumer	66,552	66,853
Total Loans	11,278,614	9,532,934
Less: Allowance for credit losses	(140,967)	(116,660)
Net Loans	$11,137,647	$9,416,274

Commercial, financial and agricultural	27.52%	31.30%
Real estate - construction	12.71%	11.57%
Real estate - mortgage:
Owner-occupied commercial	19.02%	19.66%
1-4 family mortgage	9.66%	8.67%
Other mortgage	30.50%	28.09%
Subtotal: Real estate - mortgage	59.18%	56.42%
Consumer	0.59%	0.70%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2022:

							Revolving
September 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Total
	(In thousands)
Commercial, financial and agricultural
Pass	$602,395	$528,653	$240,523	$151,397	$86,005	$147,217	$1,247,732	$3,003,922
Special Mention	5,720	2,674	1,199	580	475	10,411	21,505	42,564
Substandard	-	-	381	9,645	3,381	8,699	35,563	57,669
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$608,115	$531,327	$242,103	$161,622	$89,861	$166,327	$1,304,800	$3,104,155
Real estate - construction
Pass	$473,174	$627,269	$208,182	$19,262	$12,481	$20,208	$68,533	$1,429,109
Special Mention	2,500	-	-	-	-	876	-	3,376
Substandard	-	-	-	-	1,213	-	-	1,213
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$475,674	$627,269	$208,182	$19,262	$13,694	$21,084	$68,533	$1,433,698
Owner-occupied commercial
Pass	$342,593	$496,759	$350,151	$205,457	$163,853	$499,130	$67,827	$2,125,770
Special Mention	2,375	199	-	2,730	2,188	8,441	-	15,933
Substandard	-	-	-	73	-	3,845	-	3,918
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$344,968	$496,958	$350,151	$208,260	$166,041	$511,416	$67,827	$2,145,621
1-4 family mortgage
Pass	$341,944	$276,451	$97,968	$55,579	$29,782	$61,967	$217,420	$1,081,111
Special Mention	82	445	828	376	424	983	3,055	6,193
Substandard	-	80	156	785	221	958	322	2,522
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$342,026	$276,976	$98,952	$56,740	$30,427	$63,908	$220,797	$1,089,826
Other mortgage
Pass	$913,219	$928,942	$496,188	$390,408	$142,416	$486,039	$61,875	$3,419,087
Special Mention	232	-	-	-	-	7,231	-	7,463
Substandard	-	-	-	130	4,800	7,282	-	12,212
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$913,451	$928,942	$496,188	$390,538	$147,216	$500,552	$61,875	$3,438,762
Consumer
Pass	$7,713	$6,310	$3,297	$1,859	$473	$17,005	$29,836	$66,493
Special Mention	-	-	-	-	-	16	-	16
Substandard	-	43	-	-	-	-	-	43
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$7,713	$6,353	$3,297	$1,859	$473	$17,021	$29,836	$66,552
Total Loans
Pass	$2,681,038	$2,864,384	$1,396,309	$823,962	$435,010	$1,231,566	$1,693,223	$11,125,492
Special Mention	10,909	3,318	2,027	3,686	3,087	27,958	24,560	75,545
Substandard	-	123	537	10,633	9,615	20,784	35,885	77,577
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$2,691,947	$2,867,825	$1,398,873	$838,281	$447,712	$1,280,308	$1,753,668	$11,278,614

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2021:

							Revolving
December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
	(In thousands)
Commercial, financial and agricultural
Pass	$800,822	$294,841	$209,086	$130,579	$114,870	$127,572	$1,216,153	$2,893,923
Special Mention	1,245	1,323	942	846	915	784	19,801	25,856
Substandard	-	387	10,039	1,741	1,501	7,966	42,640	64,274
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$802,067	$296,551	$220,067	$133,166	$117,286	$136,322	$1,278,594	$2,984,053
Real estate - construction
Pass	$597,497	$260,723	$110,671	$16,452	$13,704	$17,356	$76,662	$1,093,065
Special Mention	-	-	6,594	2,500	-	917	-	10,011
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$597,497	$260,723	$117,265	$18,952	$13,704	$18,273	$76,662	$1,103,076
Owner-occupied commercial
Pass	$406,473	$352,642	$231,197	$182,812	$162,648	$430,638	$96,860	$1,863,270
Special Mention	101	-	2,417	779	476	2,688	-	6,461
Substandard	-	-	-	-	-	4,372	-	4,372
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$406,574	$352,642	$233,614	$183,591	$163,124	$437,698	$96,860	$1,874,103
1-4 family mortgage
Pass	$299,686	$117,579	$68,044	$46,954	$37,374	$37,970	$210,338	$817,945
Special Mention	-	1,000	517	116	260	912	3,033	5,838
Substandard	-	150	593	241	231	611	1,156	2,982
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$299,686	$118,729	$69,154	$47,311	$37,865	$39,493	$214,527	$826,765
Other mortgage
Pass	$882,849	$481,012	$411,426	$174,700	$272,555	$353,621	$81,202	$2,657,365
Special Mention	-	-	130	376	2,720	4,656	-	7,882
Substandard	-	-	-	4,497	8,340	-	-	12,837
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$882,849	$481,012	$411,556	$179,573	$283,615	$358,277	$81,202	$2,678,084
Consumer
Pass	$16,303	$4,845	$2,896	$983	$903	$3,649	$37,250	$66,829
Special Mention	-	-	-	-	-	24	-	24
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$16,303	$4,845	$2,896	$983	$903	$3,673	$37,250	$66,853
Total Loans
Pass	$3,003,630	$1,511,642	$1,033,320	$552,480	$602,054	$970,806	$1,718,465	$9,392,397
Special Mention	1,346	2,323	10,600	4,617	4,371	9,981	22,834	56,072
Substandard	-	537	10,632	6,479	10,072	12,949	43,796	84,465
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$3,004,976	$1,514,502	$1,054,552	$563,576	$616,497	$993,736	$1,785,095	$9,532,934

Loans by performance status as of September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,095,346	$8,809	$3,104,155
Real estate - construction	1,433,698	-	1,433,698
Real estate - mortgage:
Owner-occupied commercial	2,144,601	1,020	2,145,621
1-4 family mortgage	1,088,375	1,451	1,089,826
Other mortgage	3,433,708	5,054	3,438,762
Total real estate mortgage	6,666,683	7,526	6,674,209
Consumer	66,428	124	66,552
Total	$11,262,155	$16,459	$11,278,614

December 31, 2021	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,979,671	$4,382	$2,984,053
Real estate - construction	1,103,076	-	1,103,076
Real estate - mortgage:
Owner-occupied commercial	1,873,082	1,021	1,874,103
1-4 family mortgage	824,756	2,009	826,765
Other mortgage	2,673,428	4,656	2,678,084
Total real estate mortgage	5,371,266	7,686	5,378,952
Consumer	66,824	29	66,853
Total	$9,520,837	$12,097	$9,532,934

Loans by past due status as of September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$1,385	$134	$95	$1,614	$8,714	$3,093,827	$3,104,155	$1,252
Real estate - construction	-	-	-	-	-	1,433,698	1,433,698	-
Real estate - mortgage:
Owner-occupied commercial	3,599	-	-	3,599	1,020	2,141,002	2,145,621	883
1-4 family mortgage	627	128	79	834	1,372	1,087,620	1,089,826	287
Other mortgage	-	-	4,548	4,548	506	3,433,708	3,438,762	376
Total real estate - mortgage	4,226	128	4,627	8,981	2,899	6,662,329	6,674,209	1,546
Consumer	79	86	82	247	42	66,262	66,552	42
Total	$5,690	$348	$4,804	$10,842	$11,655	$11,256,117	$11,278,614	$2,840

December 31, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$516	$77	$39	$632	$4,343	$2,979,078	$2,984,053	$2,059
Real estate - construction	-	-	-	-	-	1,103,076	1,103,076	-
Real estate - mortgage:
Owner-occupied commercial	143	-	-	143	1,021	1,872,939	1,874,103	1,021
1-4 family mortgage	-	703	611	1,314	1,398	824,053	826,765	483
Other mortgage	-	-	4,656	4,656	-	2,673,428	2,678,084	-
Total real estate - mortgage	143	703	5,267	6,113	2,419	5,370,420	5,378,952	1,504
Consumer	93	23	29	145	-	66,708	66,853	-
Total	$752	$803	$5,335	$6,890	$6,762	$9,519,282	$9,532,934	$3,563

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards.  For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At September 30, 2022 and December 31, 2021, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At September 30, 2022, the Company expects the national unemployment to rise during the forecast period with a declining national GDP growth rate compared to December 31, 2021.

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

The following table presents changes in the allowance for credit losses, segregated by loan type, for the three and nine months ended September 30, 2022 and September 30, 2021.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2022
Allowance for credit losses:
Balance at June 30, 2022	$41,610	$35,992	$48,793	$1,992	$128,387
Charge-offs	(2,902)	-	(170)	(260)	(3,332)
Recoveries	297	-	-	12	309
Provision	3,829	4,024	7,420	330	15,603
Balance at September 30, 2022	$42,834	$40,016	$56,043	$2,074	$140,967

	Three Months Ended March September 30, 2021
Allowance for credit losses:
Balance at June 30, 2021	$42,433	$22,413	$38,530	$1,294	$104,670
Charge-offs	(1,541)	-	(208)	(86)	(1,835)
Recoveries	140	-	4	8	152
Provision	(144)	2,124	3,681	302	5,963
Balance at September 30, 2021	$40,888	$24,537	$42,007	$1,518	$108,950

	Nine Months Ended September 30, 2022
Allowance for credit losses:
Balance at December 31, 2021	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(7,141)	-	(221)	(459)	(7,821)
Recoveries	1,619	-	-	37	1,656
Provision	6,487	13,022	10,435	528	30,472
Balance at September 30, 2022	$42,834	$40,016	$56,043	$2,074	$140,967

	Nine Months Ended September 30, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(2,168)	-	(279)	(227)	(2,674)
Recoveries	464	52	68	32	616
Provision	6,222	8,428	8,496	(80)	23,066
Balance at September 30, 2021	$40,888	$24,537	$42,007	$1,518	$108,950

We maintain an allowance for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $1.9 million at September 30, 2022 and $1.3 million at December 31, 2021. The provision expense for unfunded commitments was $329,000 and $629,000 for the three and nine months ended September 30, 2022, respectively, and was $(300,000) and $800,000 for the three and nine months ended September 30, 2021.

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

		Accounts				ACL
September 30, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$12,144	$15,885	$2,452	$27,186	$57,667	$9,766
Real estate - construction	-	-	-	1,213	1,213	11
Real estate - mortgage:
Owner-occupied commercial	3,177	-	-	-	3,177	178
1-4 family mortgage	3,846	-	-	74	3,920	30
Other mortgage	12,212	-	-	-	12,212	-
Total real estate - mortgage	19,235	-	-	74	19,309	208
Consumer	-	-	-	43	43	43
Total	$31,379	$15,885	$2,452	$28,516	$78,232	$10,028

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,067	$5,075	$18,533	$27,599	$64,274	$9,727
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	4,372	-	-	-	4,372	1,371
1-4 family mortgage	2,982	-	-	-	2,982	163
Other mortgage	12,837	-	-	-	12,837	31
Total real estate - mortgage	20,191	-	-	-	20,191	1,565
Consumer	-	-	-	-	-	-
Total	$33,258	$5,075	$18,533	$27,599	$84,465	$11,292

Troubled Debt Restructuring (“TDR”) at September 30, 2022, December 31, 2021 and September 30, 2021 totaled $‐‐2.0 million, $2.6 million and $2.9 million, respectively. The portion of those TDRs accruing interest at September 30, 2022, December 31, 2021 and September 30, 2021 totaled $236,000, $431,000 and $437,000, respectively. There were no modifications made to new TDRs or renewals of existing TDRs for the three and nine ended September 30, 2022. The following tables present loans modified in a TDR during three and nine months ended September 30, 2021 by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

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

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and nine months ended  September 30, 2022 and September 30, 2021, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 9.1 years. At September 30, 2022, the Company had lease right-of-use assets and lease liabilities totaling $16.8 million and $17.5 million, respectively, compared to $17.9 million and $18.5 million, respectively, at December 31, 2021 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of September 30, 2022 are as follows:

September 30, 2022
(In Thousands)
2022 (remaining)	$1,055
2023	3,831
2024	2,863
2025	2,742
2026	2,177
thereafter	6,126
Total lease payments	18,794
Less: imputed interest	(1,322)
Present value of operating lease liabilities	$17,472

As of September 30, 2022, the weighted average remaining term of operating leases is 6.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.48%.

Operating cash flows related to leases were $1.1 million and $3.1 million for the three and nine months ended September 30, 2022, respectively, compared to $967,000 and $2.5 million for the three and nine months ended September 30, 2021, respectively.

Lease costs during the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating lease cost	$1,051	$1,048
Short-term lease cost	22	-
Variable lease cost	153	148
Sublease income	(5)	(24)
Net lease cost	$1,221	$1,172

	Nine Months Ended September 30,
	2022	2021
Operating lease cost	$3,098	$2,960
Short-term lease cost	47	-
Variable lease cost	4,502	346
Sublease income	(34)	(86)
Net lease cost	$7,613	$3,220

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $804,000 and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $461,000 and $1.3 million for the three and nine months ended September 30, 2021, respectively.

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

There were no grants of stock options during the nine months ended September 30, 2022. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021 was $12.73.

The following table summarizes stock option activity during the nine months ended September 30, 2022 and September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2022:
Outstanding at January 1, 2022	353,250	$19.28	3.8	$23,525
Exercised	(65,500)	16.42	2.3	4,164
Forfeited	(1,500)	35.21	5.8	67
Outstanding at September 30, 2022	286,250	19.51	3.4	$18,431

Exercisable at September 30, 2022	225,500	$14.89	2.3	$14,990

Nine Months Ended September 30, 2021:
Outstanding at January 1, 2021	640,950	$18.14	4.6	$16,981
Granted	500	32.60	7.7	23
Exercised	(257,200)	12.46	3.2	16,805
Forfeited	(9,000)	16.57	2.1	256
Outstanding at September 30, 2021	375,250	$19.56	4.1	$22,438

Exercisable at September 30, 2021	281,000	$12.79	3.0	$18,565

As of September 30, 2022, there was $246,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.4 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2022, there was $5.0 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.5 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date. As of September 30, 2022, there was $907,000 of total unrecognized compensation cost related to non-vested performance shares. As of September 30, 2022, non-vested performance shares had a weighted average remaining time to vest of 2.0 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2022:
Non-vested at January 1, 2022	127,602	$42.27	12,437	$37.05
Granted	52,819	83.33	11,415	72.81
Vested	(26,563)	43.51	-	-
Forfeited	(8,206)	61.70	-	-
Non-vested at September 30, 2022	145,652	$55.84	23,852	$54.16

Nine Months Ended September 30, 2021:
Non-vested at January 1, 2021	84,307	$34.92	-	$-
Granted	69,295	48.92	12,437	37.05
Vested	(13,024)	28.44	-	-
Forfeited	(11,725)	39.59	-	-
Non-vested at September 30, 2021	128,853	$42.68	12,437	$37.05

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the Consolidated Balance Sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At September 30, 2022, the interest rate cap had a fair value of $6.5 million and remaining term of 0.5 years. If LIBOR is deemed unrepresentative at any time, the reference rate for the cap would be governed by the fallback protocol where LIBOR will be adjusted to the Secured Overnight Financing Rate (“SOFR”) plus the five-year median spread.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. Interest rate lock commitments with customers related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s rate lock commitments to customers as of September 30, 2022 and December 31, 2021 were not material.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate whether all modifications represent a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of loans made to borrowers experiencing financial difficulty. These amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  The update is effective for entities that have adopted ASU No. 2016-13 (the CECL model) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except that an entity has the option to apply a modified retrospective transition method to the recognition and measurement of TDRs. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact of adopting the update on its financial statements and disclosures and is currently planning to adopt effective January 1, 2023.

In  June 2022, The FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is assessing the impact of adopting the update on its financial statements and disclosures.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of September 30, 2022 was 0% to 100% and 18.7%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2021 was 0% to 75% and 24.1% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $1.4 million and $3.2 million during the three and nine months ended September 30, 2022, respectively, and $113,000 and $3.4 million during the three and nine months ended September 30, 2021, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of September 30, 2022 was 0% to 53% and 44.2%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2021 was 0% to 100% and 40.6%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A gain on the sale and write-downs of OREO and repossessed assets of $232,000 was recognized for the nine months ended September 30, 2022, and a loss of $115,000 and $1.1 million for the three and nine months ended September 30, 2021, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO.

There were two residential real estate loans with a balance of $287,000 foreclosed and classified as OREO as of September 30, 2022, compared to one residential real estate loan foreclosure for $50,000 as of December 31, 2021.

There were no residential real estate loans in the process of being foreclosed as of September 30, 2022. There was one residential real estate loan for $299,000 in process of foreclosure as of December 31, 2021.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$5,952	$-	$-	$5,952
Government agencies	-	9	-	9
Mortgage-backed securities	-	257,764	-	257,764
State and municipal securities	-	15,020	-	15,020
Corporate debt	-	381,019	6,000	387,019
Total available-for-sale debt securities	5,952	653,812	6,000	665,763
Interest rate cap derivative	-	6,446	-	6,446
Total assets at fair value	$5,952	$660,258	$6,000	$672,209

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$9,104	$-	$-	$9,104
Government agencies	-	6,041	-	6,041
Mortgage-backed securities	-	425,161	-	425,161
State and municipal securities	-	21,634	-	21,634
Corporate debt	-	363,638	16,992	380,630
Total available-for-sale debt securities	9,104	816,474	16,992	842,570
Interest rate cap derivative	-	1,152	-	1,152
Total assets at fair value	$9,104	$817,626	$16,992	$843,722

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021. There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2022, and December 31, 2021.

	Fair Value Measurements at September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$68,204	$68,204
Other real estate owned and repossessed assets	-	-	1,245	1,245
Total assets at fair value	$-	$-	$69,449	$69,449

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,173	$73,173
Other real estate owned and repossessed assets	-	-	1,208	1,208
Total assets at fair value	$-	$-	$74,381	$74,381

In the case of the investment securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels are required.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2022, there were three transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2022 and September 30, 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	Available-for- sale Securities	Available-for- sale Securities	Available-for- sale Securities	Available-for- sale Securities
	(In Thousands)
Fair value, beginning of period	$6,000	$14,994	$16,992	$-
Transfers into Level 3	-	-	-	6,000
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	24	(805)	518
Purchases	-	5,500	-	18,000
Transfers out of Level 3	-	(3,500)	(10,187)	(7,500)
Fair value, end of period	$6,000	$17,018	$6,000	$17,018

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 inputs:
Cash and due from banks	$406,010	$406,010	$4,163,724	$4,163,724

Level 2 inputs:
Federal funds sold	82,316	82,316	58,372	58,372
Held to maturity debt securities	1,048,590	942,032	462,707	466,036
Mortgage loans held for sale	2,003	1,942	1,114	1,111
Restricted equity securities	7,734	7,734	7,311	7,311

Level 3 inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	11,069,443	10,916,118	9,416,274	9,403,012

Financial liabilities:
Level 2 inputs:
Deposits	$11,051,915	$11,030,991	$12,452,836	$12,454,140
Federal funds purchased	1,466,322	1,466,322	1,711,777	1,711,777
Other borrowings	64,721	56,860	64,706	65,476

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through full-service banking offices located in Alabama, Florida, Georgia, South Carolina, and Tennessee. We also operate loan production offices in Florida and North Carolina. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Third quarter highlights

●	Diluted earnings per common share of $1.17 for the third quarter of 2022, an increase of 22%, from the third quarter 2021.
●	Average loans of $10.92 billion for the third quarter of 2022 increased $2.24 billion, or 26%, from a year ago.
●

Net interest income of $126.4 million for the third quarter of 2022, an increase of $30.1 million, or 31%, from the third quarter of 2021. Net interest margin of 3.64% for the third quarter of 2022 increased 79 basis points from 2.85% in the third quarter of 2021. The increase primarily resulted from increased yields in 2022 and increases in average non-interest-bearing deposits and equity.

Overview

As of September 30, 2022, we had consolidated total assets of $13.89 billion, down $1.6 billion, or 10.1%, from total assets of $15.45 billion at December 31, 2021.  Total loans were $11.28 billion at September 30, 2022, up $1.75 billion, or 18.3%, from $9.53 billion at December 31, 2021. Total deposits were $11.05 billion at September 30, 2022, down $1.40 billion, or 11.3%, from $12.45 billion at December 31, 2021.

Net income available to common stockholders for the three months ended September 30, 2022 was $64.0 million, up  $11.5 million, or 22.0%, from $52.5 million for the three months ended September 30, 2021.  Basic and diluted earnings per common share were $1.18 and $1.17, respectively, for the three months ended September 30, 2022, compared to $0.97 and $0.96, respectively, in the corresponding period in 2021.

Net income available to common stockholders for the nine months ended September 30, 2022 was $183.7 million, up $29.8 million, or 19.4%, from $154.0 million for the corresponding period in 2021.  Basic and diluted earnings per common share were $3.38 and $3.37, respectively, for the nine months ended September 30, 2022, compared to $2.84 and $2.83, respectively, for the corresponding period in 2021.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and nine ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average assets	1.77%	1.50%	1.64%	1.58%
Return on average stockholders' equity	20.49%	18.93%	20.44%	19.45%
Dividend payout ratio	19.07%	20.75%	20.28%	21.22%
Net interest margin (1)	3.64%	2.85%	3.26%	3.03%
Efficiency ratio (2)	31.54%	32.95%	31.93%	30.57%
Average stockholders' equity to average total assets	8.61%	7.91%	8.02%	8.12%

(1) Net interest margin in the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At September 30, 2022, we had $82.3 million in federal funds sold, compared to $58.4 million at December 31, 2021.  We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest.  At September 30, 2022, we had $145.3 million in balances at the Federal Reserve, compared to $4.07 billion at December 31, 2021. This decrease in balances at the Federal Reserve is the result of loan growth and decreases in deposits.

Investment Securities

Debt securities available for sale totaled $665.8 million at September 30, 2022 and  $842.6 million at December 31, 2021. Investment securities held to maturity totaled $1.05 billion at September 30, 2022 and $463.0 million at December 31, 2021. We had paydowns of $107.4 million on mortgage-backed securities and government agencies, maturities of $25.9 million on municipal bonds, corporate securities and treasury securities, and calls of $24.5 million on U.S. government agencies and municipal securities during the nine months ended September 30, 2022. We recognized a $6.2 million loss on the sale of available for sale debt securities during the nine months ended September 30, 2022. We sold sixteen debt securities available for sale for $75.0 million that were yielding less than 1.00%. We purchased $361.6 million in US Treasuries, $286.7 million in mortgage-backed securities, and $76.4 million in corporate securities during the nine months ended September 30, 2022.  For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2022 and December 31, 2021, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of September 30, 2022 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to their amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of September 30, 2022, we had $410.7 billion of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. Municipal investments have a combined average credit rating of AA as of September 30, 2022.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $748.3 million and $463.1 million as of September 30, 2022 and December 31, 2021, respectively.

Loans

We had total loans of $11.28 billion at September 30, 2022, up $1.75 billion, or 18.3%, compared to $9.53 billion at December 31, 2021. We originated approximately 7,400 PPP loans totaling $1.5 billion during the COVID-19 pandemic. Total remaining PPP loans outstanding were $7.2 million and $230.2 million at September 30, 2022 and December 31, 2021, respectively.

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

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$11,278,614	$8,812,811	$11,278,614	$8,812,811
Average loans outstanding, net of unearned income	$10,919,957	$8,680,174	$10,034,565	$8,613,172
Allowance for credit losses at beginning of period	128,387	104,670	116,660	87,942
Charge-offs:
Commercial, financial and agricultural loans	2,902	1,541	7,143	2,168
Real estate - construction	-	-	-	-
Real estate - mortgage	170	208	220	279
Consumer loans	261	86	459	227
Total charge-offs	3,333	1,835	7,822	2,674
Recoveries:
Commercial, financial and agricultural loans	297	140	1,619	464
Real estate - construction	-	-	-	52
Real estate - mortgage	-	4	-	68
Consumer loans	12	8	37	32
Total recoveries	309	152	1,656	616
Net charge-offs	3,024	1,683	6,166	2,058
Provision for credit losses	15,603	5,963	30,472	23,066
Allowance for credit losses at period end	$140,967	$108,950	$140,967	$108,950
Allowance for credit losses to period end loans	1.25%	1.24%	1.25%	1.24%
Net charge-offs to average loans	0.11%	0.08%	0.08%	0.03%

		Percentage of loans
		in each category
September 30, 2022	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$42,834	33.22%
Real estate - construction	40,016	10.08%
Real estate - mortgage	56,043	55.97%
Consumer	2,074	0.73%
Total	$140,967	100.00%

		Percentage of loans
		in each category
December 31, 2021	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$41,869	31.30%
Real estate - construction	26,994	11.57%
Real estate - mortgage	45,829	56.43%
Consumer	1,968	0.70%
Total	$116,660	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $16.5 million at September 30, 2022, compared to $12.1 million at December 31, 2021. Of this total, nonaccrual loans of $11.7 million at September 30, 2022 represented a net increase of $4.9 million from nonaccrual loans at December 31, 2021. Excluding credit card accounts, there were two loans 90 or more days past due and still accruing totaling $4.8 million at September 30, 2022, compared to four loans totaling $5.3 million at December 31, 2021. TDRs at September 30, 2022 and December 31, 2021 were $2.0 million and $2.6 million, respectively.

The following table summarizes our nonperforming assets and TDRs at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$8,714	22	$4,343	17
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1,020	3	1,021	2
1-4 family mortgage	1,372	13	1,398	12
Other mortgage	506	2	-	-
Total real estate - mortgage	2,899	18	2,419	14
Consumer	42	1	-	-
Total Nonaccrual loans:	$11,655	41	$6,762	31

90+ days past due and accruing:
Commercial, financial and agricultural	$95	10	$39	4
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	79	1	611	3
Other mortgage	4,548	1	4,656	1
Total real estate - mortgage	4,627	2	5,267	4
Consumer	82	26	29	22
Total 90+ days past due and accruing:	$4,803	38	$5,335	30

Total Nonperforming Loans:	$16,458	79	$12,097	61

Plus: Other real estate owned and repossessions	1,245	7	1,208	5
Total Nonperforming Assets	$17,703	86	$13,305	66

Restructured accruing loans:
Commercial, financial and agricultural	$236	1	$431	2
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$236	1	$431	2

Total Nonperforming assets and restructured accruing loans	$17,939	87	$13,736	68

Ratios:
Nonperforming loans to total loans	0.15%		0.13%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.16%		0.14%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.16%		0.14%

OREO and repossessed assets remained unchanged at $1.2 million at September 30, 2022, from December 31, 2021. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$1,208	$6,497
Transfers from loans and capitalized expenses	1,045	1,419
Proceeds from sales	(1,240)	(911)
Internally financed sales	-	(3,779)
Write-downs / net gain (loss) on sales	232	(1,158)
Balance at end of period	$1,245	$2,068

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

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of September 30, 2022, the Company carries $2.5 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $4.0 million at December 31, 2021. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Total deposits were $11.05 billion at September 30, 2022, a decrease of $1.40 billion, or 11.3%, from $12.45 billion at December 31, 2021. We saw some run-off in correspondent deposits during the third quarter of 2022, while the non-correspondent deposits were stable during the quarter. It was to be expected that our correspondent banks would engage in lending, security purchases, and funding their balance sheet; however, the volume may be slightly higher than we anticipated. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Noninterest-bearing demand	$3,661,936	33.13%	$4,799,767	38.54%
Interest-bearing demand	1,773,122	16.04%	1,652,710	13.27%
Money market	4,605,010	41.67%	5,094,313	40.91%
Savings	145,504	1.32%	97,946	0.79%
Time deposits , $250,000 and under	263,634	2.39%	267,164	2.15%
Time deposits, over $250,000	552,708	5.00%	490,936	3.94%
Brokered time deposits	50,000	0.45%	50,000	0.40%
	$11,051,915	100.00%	$12,452,836	100.00%

At September 30, 2022 and December 31, 2021, we estimate that we had approximately $8.58 billion and $10.65 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.

The following table presents the maturities of our time deposits in excess of FDIC insurance limits as of September 30, 2022.

Portion of time deposits in excess of insurance limit
September 30, 2022
Time deposits otherwise uninsured with a maturity of:	(In Thousands)
3 months or less	$93,433
Over 3 through 6 months	76,820
Over 6 months through 12 months	94,878
Over 12 months	132,310
Total	$397,441

The uninsured deposit data for 2022 and 2021 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.47 billion and $1.71 billion at September 30, 2022 and December 31, 2021, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 2.27% for the quarter ended September 30, 2022.  Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Our current deposit levels are sufficient to maintain liquidity needs but if our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2022, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.57 billion.  At September 30, 2022, the Bank had borrowing availability of approximately $963.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.  We believe these sources of funding are adequate to meet our anticipated funding needs.

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

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. However, uncertainties brought about by the increasing interest rates and inflation may adversely affect our ability to obtain funding or may increase the cost of funding.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $14.39 billion and $15.00 billion for the three and nine months ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Sources of Funds:
Deposits:
Non-interest-bearing	30.6%	27.3%	32.1%	25.3%
Interest-bearing	49.4	55.3	48.7	57.7
Federal funds purchased	10.4	8.7	10.4	7.8
Long term debt and other borrowings	0.5	0.5	0.4	0.5
Other liabilities	0.4	0.4	0.3	0.7
Equity capital	8.8	7.8	8.1	8.0
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	75.9%	62.4%	67.0%	66.2%
Securities	12.5	7.1	11.2	7.2
Interest-bearing balances with banks	6.6	27.1	18.1	22.6
Federal funds sold	0.7	0.1	0.2	0.1
Other assets	4.3	3.4	3.5	3.9
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2022 was $1.24 billion, or 8.94% of total assets. At December 31, 2021, total stockholders’ equity attributable to us was $1.15 billion, or 7.45% of total assets.

As of September 30, 2022, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions and that we meet leverage ratio requirements inclusive of the applicable 2.5% capital conservation buffer as of September 30, 2022

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2022, December 31, 2021 and September 30, 2021:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,272,564	9.42%	$607,684	4.50%	N/A	N/A
ServisFirst Bank	1,332,933	9.87%	607,645	4.50%	$877,710	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,273,064	9.43%	810,245	6.00%	N/A	N/A
ServisFirst Bank	1,333,433	9.87%	810,194	6.00%	1,080,259	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,480,681	10.96%	1,080,326	8.00%	N/A	N/A
ServisFirst Bank	1,476,329	10.93%	1,080,259	8.00%	1,350,323	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,273,064	8.84%	576,098	4.00%	N/A	N/A
ServisFirst Bank	1,333,433	9.26%	576,009	4.00%	720,011	5.00%

As of December 31, 2021
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,123,826	9.95%	$508,027	4.50%	N/A	N/A
ServisFirst Bank	1,185,161	10.50%	507,969	4.50%	$733,733	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,124,326	9.96%	677,370	6.00%	N/A	N/A
ServisFirst Bank	1,185,661	10.50%	677,292	6.00%	903,056	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,306,992	11.58%	903,160	8.00%	N/A	N/A
ServisFirst Bank	1,303,621	11.55%	903,056	8.00%	1,128,821	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,124,326	7.39%	608,883	4.00%	N/A	N/A
ServisFirst Bank	1,185,661	7.79%	608,826	4.00%	761,033	5.00%

As of September 30, 2021
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,081,750	10.46%	$465,322	4.50%	N/A	N/A
ServisFirst Bank	1,143,936	11.06%	465,264	4.50%	$672,047	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,082,250	10.47%	620,429	6.00%	N/A	N/A
ServisFirst Bank	1,144,436	11.07%	620,352	6.00%	827,135	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,258,901	12.17%	827,239	8.00%	N/A	N/A
ServisFirst Bank	1,256,386	12.15%	827,135	8.00%	1,033,919	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,082,250	7.80%	554,910	4.00%	N/A	N/A
ServisFirst Bank	1,144,436	8.25%	554,858	4.00%	693,572	5.00%

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

Financial instruments whose contract amounts represent credit risk at September 30, 2022 are as follows:

September 30, 2022
(In Thousands)
Commitments to extend credit	$4,236,751
Credit card arrangements	408,550
Standby letters of credit	72,740
$4,718,041

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2022 was $64.0 million compared to net income and net income available to common stockholders of $52.5 million for the three months ended September 30, 2021.  Net income and net income available to common stockholders for the nine months ended September 30, 2022 was $183.8 million and $183.7 million, respectively, compared to net income and net income available to common stockholders of $154.0 million for the nine months ended September 30, 2021.  For the three and nine months ended September 30, 2022 compared to 2021 net interest income increased $30.1 million, and $65.2 million, respectively. The increase in net interest income for the three and nine -month periods is primarily attributable to growth in average earning assets and non-interest-bearing deposit balances. Increases in non-interest expense of $8.3 million and $25.1 million and increases in income tax expense of $1.5 million and $3.1 million, respectively, for the three and nine months ended September 30, 2022 compared to 2021 partially offset increases in net interest income.

Basic and diluted earnings per common share were $1.18 and $1.17, respectively, for the three months ended September 30, 2022, compared to $0.97 and $0.96, respectively, for the corresponding period in 2021.  Basic and diluted earnings per common share were $3.38 and $3.37, respectively, for the nine months ended September 30, 2022, compared to $2.84 and $2.83, respectively, for the corresponding period in 2021.  Return on average assets for the three and nine months ended September 30, 2022 was 1.77% and 1.64% compared to 1.50% and 1.63%, respectively, for the corresponding periods in 2021.  Return on average common stockholders’ equity for the three and nine months ended September 30, 2022 was 20.49% and 20.44%, respectively, compared to 18.93% and 19.73%, respectively, for the corresponding periods in 2021.

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

Taxable-equivalent net interest income increased $30.1 million, or 31.2%, to $126.5 million for the three months ended September 30, 2022 compared to $96.4 million for the corresponding period in 2021, and increased $65.1 million, or 23.0%, to $348.7 million for the nine months ended September 30, 2022 compared to $283.6 million for the corresponding period in 2021.  This increase was primarily attributable to growth in average earning assets, which increased $341.7 million, or 2.5%, from the third quarter of 2021 to the third quarter of 2022, and $1.79 billion, or 14.3%, from the nine months ended September 30, 2021 to the same period in 2022. The taxable-equivalent yield on interest-earning assets increased to 4.30% for the three months ended September 30, 2022 from 3.08% for the corresponding period in 2021, and increased to 3.63% for the nine months ended September 30, 2022 from 3.28% for the corresponding period in 2021.  The yield on loans for the three months ended September 30, 2022 was 4.77% compared to 4.39% for the corresponding period in 2021, and 4.51% compared to 4.43% for the nine months ended September 30, 2022 and September 30, 2021, respectively.  The cost of total interest-bearing liabilities increased to 1.05% for the three months ended September 30, 2022 compared to 0.35% for the corresponding period in 2021, and increased to 0.61% for the nine months ended September 30, 2022 from 0.37% for the corresponding period in 2021.  Net interest margin for the three months ended September 30, 2022 was 3.64% compared to 2.85% for the corresponding period in 2021, and 3.26% for the nine months ended September 30, 2022 compared to 3.03% for the corresponding period in 2021. During the third quarter of 2022, the Federal Reserve Bank increased their targeted federal funds rate from 1.50 - 1.75%  to 3.00 – 3.25%. We believe our net interest income will benefit from this and future rate increases as we anticipate a lag in deposit pricing increases to loan pricing increases.

The following tables show, for the three and nine months ended September 30, 2022 and September 30, 2021, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned
Taxable	$10,900,105	$131,187	4.77%	$8,653,632	$95,870	4.40%
Tax-exempt (3)	19,852	207	4.14	26,542	271	4.05
Total loans, net of unearned income	10,919,957	131,394	4.77	8,680,174	96,141	4.39
Mortgage loans held for sale	2,906	20	2.73	7,050	30	1.69
Investment securities:
Taxable	1,797,560	11,089	2.47	969,715	6,545	2.70
Tax-exempt (3)	5,863	35	2.39	12,382	74	2.39
Total debt	1,803,423	11,124	2.47	982,097	6,619	2.70
Federal funds sold	102,028	632	2.46	8,551	4	0.19
Restricted equity securities	7,724	71	3.65	-	-	-
Interest-bearing balances with banks	945,142	6,102	2.56	3,761,652	1,506	0.16
Total interest-earning assets	$13,781,180	$149,343	4.30	$13,439,524	$104,300	3.08
Non-interest-earning assets:
Cash and due from banks	256,607			90,034
Net fixed assets and equipment	60,155			62,845
Allowance for credit losses, accrued interest and other assets	294,006			315,178
Total assets	$14,391,948			$13,907,581

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,722,926	$1,235	0.28%	$1,431,420	$694	0.19%
Savings deposits	144,368	75	0.21	122,579	54	0.17
Money market accounts	4,444,583	9,982	0.89	5,328,291	3,494	0.26
Time deposits	809,057	2,363	1.16	806,108	2,341	1.15
Total interest-bearing deposits	7,120,934	13,655	0.76	7,688,398	6,583	0.34
Federal funds purchased	1,493,444	8,536	2.27	1,205,327	643	0.21
Other borrowings	65,406	690	4.19	64,694	690	4.23
Total interest-bearing liabilities	$8,679,784	$22,881	1.05%	$8,958,419	$7,916	0.35%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	4,410,318			3,800,972
Other liabilities	62,093			48,060
Stockholders' equity	1,263,870			1,078,987
Accumulated other comprehensive (loss) income	(24,117)			21,143
Total liabilities and stockholders' equity	$14,391,948			$13,907,581
Net interest income		$126,462			$96,384
Net interest spread			3.25%			2.73%
Net interest margin			3.64%			2.85%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,849 and $7,203 are included in interest income in the third quarter of 2022 and 2021, respectively. Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $38 and $21 is included in interest income in 2022 and 2021, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized (losses) gains of $(36,817) and $26,709 are excluded from the yield calculation in the third quarter of 2022 and 2021, respectively.

	For the Three Months Ended September 30,
	2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$26,501	$8,816	$35,317
Tax-exempt	(70)	6	(64)
Total loans, net of unearned income	26,431	8,822	35,253
Mortgages held for sale	(23)	13	(10)
Debt securities:
Taxable	5,151	(607)	4,544
Tax-exempt	(39)	-	(39)
Total debt securities	5,112	(607)	4,505
Federal funds sold	297	331	628
Restricted equity securities	71	-	71
Interest-bearing balances with banks	(1,933)	6,529	4,596
Total interest-earning assets	$29,955	$15,088	$45,043

Interest-bearing liabilities:
Interest-bearing demand deposits	$161	$380	$541
Savings	11	10	21
Money market accounts	(669)	7,157	6,488
Time deposits	9	13	22
Total interest-bearing deposits	(488)	7,560	7,072
Federal funds purchased	190	7,703	7,893
Other borrowed funds	8	(8)	-
Total interest-bearing liabilities	(290)	15,255	14,965
Increase in net interest income	$30,245	$(167)	$30,078

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as loan yields increased 38 basis points and average rates paid on interest-bearing liabilities increased 70 basis points. Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the three months ended September 30, 2022 compared to the same period in 2021.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2022			2021
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$10,233,704	$345,165	4.51%	$8,586,180	$284,548	4.43%
Tax-exempt (3)	22,868	717	4.19	26,992	834	4.13
Total loans, net of unearned income	10,256,572	345,882	4.51	8,613,172	285,382	4.43
Mortgage loans held for sale	1,442	29	2.69	10,683	150	1.88
Investment securities:
Taxable	1,698,208	29,828	2.35	928,567	18,666	2.69
Tax-exempt (3)	7,263	136	2.50	16,748	315	2.51
Total debt securities (4)	1,705,471	29,964	2.35	945,315	18,981	2.68
Federal funds sold	50,102	738	1.97	9,558	11	0.15
Restricted equity securities	7,608	211	4	-	-	-
Interest-bearing balances with banks	2,295,282	12,389	1	2,943,629	3,046	3.28
Total interest-earning assets	$14,316,477	$389,213	3.63%	$12,522,357	$307,570	3.28%
Non-interest-earning assets:
Cash and due from banks	179,378			127,963
Net fixed assets and equipment	60,675			60,448
Allowance for credit losses, accrued interest and other assets	301,675			318,745
Total assets	$14,858,205			$13,029,513

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,672,861	$2,903	0.23%	$1,359,212	$1,954	0.19%
Savings deposits	138,160	194	0.19	106,853	142	0.18
Money market accounts	4,680,296	17,017	0.49	5,236,809	10,348	0.26
Time deposits	789,463	5,811	0.98	805,523	7,854	1.30
Total interest-bearing deposits	7,280,780	25,925	0.48	7,508,397	20,298	0.36
Federal funds purchased	1,554,283	12,539	1.08	1,009,905	1,630	0.22
Other borrowings	65,406	2,070	4.23	64,691	2,070	4.28
Total interest-bearing liabilities	$8,900,469	$40,534	0.61%	$8,582,993	$23,998	0.37%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	4,700,160			3,295,530
Other liabilities	59,362			92,641
Stockholders' equity	1,209,209			1,038,336
Accumulated other comprehensive (loss) income	(10,995)			20,013
Total liabilities and stockholders' equity	$14,858,205			$13,029,513
Net interest income		$348,679			$283,572
Net interest spread			3.02%			2.91%
Net interest margin			3.26%			3.03%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees include accretion of PPP loan fees of $15,975 and $27,519 are included in interest income in 2022 and 2021, respectively.

(2)	Amortization of acquired loan premiums of $108 and $43 is included in interest income in 2022 and 2021, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized (losses) gains of $(14,920) and $25,276 are excluded from the yield calculation in 2022 and 2021, respectively.

	For the Nine Months Ended September 30,
	2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$55,486	$5,131	$60,617
Tax-exempt	(129)	12	(117)
Total loans, net of unearned income	55,357	5,143	60,500
Mortgages held for sale	(167)	46	(121)
Debt securities:
Taxable	13,776	(2,614)	11,162
Tax-exempt	(178)	(1)	(179)
Total debt securities	13,598	(2,615)	10,983
Federal funds sold	193	534	727
Restricted equity securities	211	-	211
Interest-bearing balances with banks	(811)	10,154	9,343
Total interest-earning assets	$68,381	$13,262	$81,643

Interest-bearing liabilities:
Interest-bearing demand deposits	$500	$449	$949
Savings	44	8	52
Money market accounts	(1,204)	7,873	6,669
Time deposits	(154)	(1,889)	(2,043)
Total interest-bearing deposits	(814)	6,441	5,627
Federal funds purchased	1,297	9,612	10,909
Other borrowed funds	23	(23)	-
Total interest-bearing liabilities	506	16,030	16,536
Increase in net interest income	$67,875	$(2,768)	$65,107

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as loan yields increased 8 basis points while average rates paid on interest-bearing liabilities increased 24 basis point.  Growth in non-interest-bearing deposits and equity also contributed to the increase in net interest revenue during the nine months ended September 30, 2022 compared to the same period in 2021.

Provision for Credit Losses

The provision for credit losses was $15.6 million for the three months ended September 30, 2022, an increase of $9.6 million from $5.9 million for the three months ended September 30, 2021, and was $30.5 million for the nine months ended September 30, 2022, a $7.4 million increase compared to $23.1 million for the nine months ended September 30, 2021. The increase in provision expense is primarily the result of deterioration in the economic projections used to inform loss driver forecasts within the ACL model. The ACL for September 30, 2022 and December 31, 2021 was $141.0 million and $116.7 million, or 1.25% and 1.22% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.11% for the three months ended September 30, 2022, compared to 0.08% for the same period in 2021. Annualized net credit charge-offs to year-to-date average loans were 0.08% for the nine months ended September 30, 2022, compared to 0.03% for the corresponding period in 2021.  Nonperforming loans increased to $16.5 million, or 0.15% of total loans, at September 30, 2022 from $12.1 million, or 0.13% of total loans, at December 31, 2021, and were $14.5 million, or 0.16% of total loans, at September 30, 2021. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
Noninterest income:
Service charges on deposit accounts	$1,892	$1,727	$165	9.6%	$6,167	$5,542	$625	11.3%
Mortgage banking	784	1,423	(639)	(44.9)%	1,924	6,869	(4,945)	(72.0)%
Credit card income	2,612	2,043	569	27.9%	7,656	5,147	2,509	48.7%
Securities gains	-	-	-	-%	(6,168)	620	(6,788)	(1,094.8)%
Increase in cash surrender value life insurance	1,637	1,671	(34)	(2.0)%	4,878	5,012	(134)	(2.7)%
Other operating income	2,014	1,162	852	73.3%	11,936	2,897	9,039	312.0%
Total non-interest income	$8,939	$8,026	$913	11.4%	$26,393	$26,087	$306	1.2%

Noninterest income totaled $8.9 million for the three months ended September 30, 2022, an increase of $913,000 compared to the corresponding period in 2021, and totaled $26.4 million for the nine months ended September 30, 2022, an increase of  $306,000, or 1.2%, compared to the corresponding period in 2021. Mortgage banking income decreased  $639,000, or 44.9%, to  $784,000 for the three months ended September 30, 2022 compared to $1.4 million for the same period in 2021, and decreased $4.9 million, or 72.0%, to $1.9 million for the nine months ended September 30, 2022 compared to $6.9 million for the same period in 2021. The decrease in mortgage revenue was predominantly driven by rising borrowing costs and slowing housing sales. Net credit card income increased $569,000 to $2.6 million for the three months ended September 30, 2022 compared to the same period in 2021, and increased $2.5 million to $7.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. The aggregate amount of spend on all credit card accounts increased 27.2% during the third quarter of 2022 compared to the third quarter of 2021. Increase in cash surrender value of life insurance decreased $34,000, or 2.0%, to $1.6 million during the three months ended September 30, 2022, compared to the corresponding period in 2021, and decreased $134,000, or 2.7%, to $4.9 million for the nine months ended September 30, 2022 compared to $5 million for the same period in 2021. Other income increased  $852,000, or 73.3%, to $2.0 million for the three months ended September 30, 2022 compared to $1.2 million for the same period in 2021, and increased $9.0 million, or 312.0%, to $11.9 million for the nine months ended September 30, 2022 compared to $2.9 million for the same period in 2021. We recognized $1.3 million of income related to our interest rate cap during the third quarter 2022 and $6.5 million year-to-date 2022 compared to a write down of $98,000 during the third quarter of 2021 and a write-up of $174,000 year-to-date 2021. Merchant service revenue increased from $375,000 during the third quarter of 2021 to $468,000, or 25%, during the third quarter of 2022.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
Noninterest expense:
Salaries and employee benefits	$19,687	$17,995	$1,692	9.4%	$58,722	$50,425	$8,297	16.5%
Equipment and occupancy expense	3,140	2,996	144	4.8%	9,056	8,494	562	6.6%
Third party processing and other services	7,213	4,144	3,069	74.1%	19,163	11,506	7,657	66.5%
Professional services	1,036	948	88	9.3%	3,355	2,978	377	12.7%
FDIC and other regulatory assessments	975	1,630	(655)	(40.2)%	3,254	4,637	(1,383)	(29.8)%
OREO expense	21	123	(102)	(82.9)%	56	820	(764)	(93.2)%
Other operating expense	10,613	6,541	4,072	62.3%	26,118	15,740	10,378	65.9%
Total non-interest expense	$42,685	$34,377	$8,308	24.2%	$119,724	$94,600	$25,124	26.6%

Noninterest expense totaled $42.7 million for the three months ended September 30, 2022, an increase of $8.3 million, or 24.2%, compared to $34.4 million for the same period in 2021, and totaled $119.7 million for the nine months ended September 30, 2022, an increase of $25.1 million, or 26.6%, compared to $94.6 million for the same period in 2021.

Details of more significant expense fluctuations are as follows:

●

Salary and benefit expense increased $1.7 million, or 9.4%, to $19.7 million for the three months ended September 30, 2022, from $18.0 million for the same period in 2021, and increased $8.3 million, or 16.5%, to $58.7 million for the nine months ended September 30, 2022 from $50.4 million for the same period in 2021. The increase is primarily due to an increase in the number of employees, adding 13 bankers during the third quarter of 2022, and 15 bankers during the second quarter of 2022. Total employees increased from 518 as of September 30, 2021, to 558 as of September 30, 2022.

●

Third party processing and other services increased $3.1 million, or 74.1%, to $7.2 million for the three months ended September 30, 2022, from $4.1 million for the corresponding period in 2021, and increased $7.7 million, or 66.5%, to $19.2 million for the nine months ended September 30, 2022 compared to $11.5 million for the corresponding period in 2021. This increase in third party processing includes Federal Reserve Bank charges related to correspondent bank settlement activities. These charges increased by $3.0 million year-over-year to $3.7 million during the third quarter of 2022.

●

FDIC and other regulatory assessments decreased $655,000, or 40.2%, to $975,000.0 for the three months ended September 30, 2022 from $1.6 million for the corresponding period in 2021, and decreased $1 million, or 29.8%, to $3.3 million for the nine months ended September 30, 2022 compared to $4.6 million for the corresponding period in 2021.

●

OREO expense decreased $102,000, or 82.9%, to $21,000 for the three months ended September 30, 2022 from  $123,000 for the corresponding period in 2021, and decreased  $764,000, or 93.2%, to  $56,000 from  $820,000 for the nine months ended September 30, 2022 compared to the corresponding period in 2021. The decrease in OREO expense was largely due to decreases in our OREO balances between September 30, 2021 and September 30, 2022.

●

Other operating expenses increased $4.1 million, or 62.3%, to $10.6 million for the three months ended September 30, 2022, from $6.5 million for the corresponding period in 2021, and increased $10.4 million, or 65.9%, to $26.1 million from $15.7 million for the nine months ended September 30, 2022 compared to the corresponding period in 2021. During the third quarter of 2022 we reached a preliminary settlement on a lawsuit and wrote down the value of a private investment resulting together in charges of $3.1 million, or $2.4 million net of income tax.

Income Tax Expense

Income tax expense was $13.0 million for the three months ended September 30, 2022 compared to $11.5 million for the same period in 2021, and was $40.9 million for the nine months ended September 30, 2022, compared to $37.8 million for the same period in 2021. Our effective tax rate for the three and nine months ended September 30, 2022 was 16.92% and 18.21%, respectively, compared to 17.98% and 19.71% for the corresponding periods in 2021, respectively.  We recognized $3.1 million and $9.4 million related to investments in tax credit partnerships during the three and nine months ended September 30, 2022, respectively, compared to $3.3 million and $3.6 million during the same periods in 2021, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2022 of $370,000 and $1.3 million, respectively, compared to $78,000 and $2.4 million during the three and nine months ended September 30, 2021, respectively.  Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and nine months ended September 30, 2022.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the dollar amount of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points.  There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2021, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2021, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2022. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

SERVISFIRST BANCSHARES, INC.

Date: October 31, 2022	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: October 31, 2022	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer