Form 10-K
period 2022-12-31
ServisFirst Bancshares, Inc.
filed 2023-02-28
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $78.92 per share of Common Stock, was $3,929,891,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2023
Common stock, $.001 par value	54,398,249

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

●	the global health and economic crisis precipitated by the COVID-19 outbreak;
●	the effects of the COVID-19 pandemic on business practices including, without limitation, work from home and similar initiatives that may result in changes in the usage of commercial real estate;
●	the effects of adverse changes in the economy or business conditions, including inflation, recession, pandemic or other changes in economic conditions, either nationally or in our market areas;
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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2020, 2021 and 2022 mean our fiscal years ended December 31, 2020, 2021 and 2022, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 26 full-service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee. We also operate loan production offices in Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2022, we had total assets of approximately $14.6 billion, total loans of approximately $11.7 billion, total deposits of approximately $11.5 billion and total stockholders’ equity of approximately $1.3 billion.

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

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2022, our branches averaged approximately $444.1 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 26.9% of our total loan portfolio as of December 31, 2022.

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

Local decision making has impacted how we managed our business during the COVID-19 pandemic.  Our ability to use technology-based delivery channels to service our customers in a low-contact environment played an integral part in maintaining social distancing to help prevent the spread of COVID-19.

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, we have expanded into ten additional markets as of December 31, 2022. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

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

Markets and Competition

Our primary markets are broadly defined as the MSAs of Birmingham-Hoover, Huntsville, Montgomery, Dothan, Daphne-Fairhope-Foley and Mobile, Alabama, Crestview-Fort Walton Beach-Destin, Pensacola-Ferry Pass-Brent, North Port-Sarasota-Bradenton, Tallahassee, and Tampa-St. Petersburg-Clearwater, Florida, Atlanta-Sandy Springs-Alpharetta and Columbus, Georgia, Asheville and Charlotte-Concord-Gastonia, North Carolina, Charleston-North Charleston, South Carolina and Nashville-Davidson-Murfreesboro, Tennessee. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2012 to 2022 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2022	2012	Compound Annual Growth Rate
	(Dollars in Billions)
Jefferson/Shelby County, Alabama	$47.2	$26.5	5.94%
Mobile County, Alabama	10.7	6.0	5.96%
Madison County, Alabama	10.6	5.9	6.03%
Montgomery County, Alabama	7.5	6.6	1.29%
Baldwin County, Alabama	6.9	3.2	7.99%
Houston County, Alabama	3.4	2.1	4.94%
Orange County, Florida	50.4	22.5	8.40%
Hillsborough County, Florida	46.2	23.5	6.99%
Sarasota County, Florida	20.9	11.4	6.25%
Leon County, Florida	9.2	4.8	6.72%
Escambia County, Florida	6.6	3.5	6.55%
Okaloosa County, Florida	6.1	3.5	5.71%
Cobb County, Georgia	27.0	10.1	10.33%
Muscogee County, Georgia	7.0	6.3	1.06%
Douglas County, Georgia	2.6	1.2	8.04%
Mecklenburg County, North Carolina	310.4	193.0	4.87%
Buncombe County, North Carolina	7.7	4.3	6.00%
Charleston County, South Carolina	18.3	7.6	9.19%
Dorchester County, South Carolina	2.3	1.1	7.65%
Davidson County, Tennessee	54.9	23.1	9.04%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2022 as most recently reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$5,230.3	$50,115.4	3	8.86%
Huntsville MSA	2	1,237.0	11,726.9	2	9.88%
Montgomery MSA	2	1,150.8	9,548.6	2	10.70%
Dothan MSA	2	863.9	4,358.7	1	17.03%
Mobile MSA	2	526.5	10,903.6	6	4.18%
Daphne-Fairhope-Foley MSA	1	90.6	6,900.4	18	0.77%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	602.1	8,609.0	7	6.39%
Tampa-St. Petersburg-Clearwater MSA	1	308.3	130,750.0	30	0.34%
North Port-Sarasota-Bradenton MSA	1	233.1	31,681.4	22	0.45%
Crestview-Fort Walton Beach-Destin MSA	1	82.1	8,749.3	20	0.73%
Georgia:
Atlanta-Sandy Springs-Alpharetta MSA	2	686.1	244,180.9	25	0.27%
Columbus, GA-AL	1	15.4	8,406.1	14	0.18%
South Carolina:
Charleston-North Charleston MSA	2	344.0	22,657.0	13	1.5%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	416.2	92,625.5	27	0.7%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2022, as reported by the FDIC:

Alabama	61.6%
Florida	15.9%
Georgia	10.4%
North Carolina	58.3%
South Carolina	16.1%
Tennessee	24.7%

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely.  Total construction loans increased $429.2 million to $1.53 billion at December 31, 2022.  There were no charge-offs on construction loans during 2022 and a net recovery of $38,000 in charge-offs during 2021. There were $1.2 million in construction loans rated as substandard at December 31, 2022 and were no construction loans rated as substandard at December 31, 2021.

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

Our consumer loans include home equity loans (open and closed-end), vehicle financing, loans secured by deposits, and secured and unsecured personal loans. These various types of consumer loans all carry varying degrees of risk.

Commitments and Contingencies

As of December 31, 2022, we had commitments to extend credit beyond current amounts funded of $4.2 billion, had issued standby letters of credit in the amount of $67.3 million, and had commitments for credit card arrangements of $368.7 million.

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 30% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2022.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and IRA accounts. To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering traditional banking services, including direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. Our bank is a member of the FDIC, and thus our deposits (subject to applicable FDIC limits) are FDIC-insured.

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

In addition, we and the Bank are subject to comprehensive supervision and periodic examination by the Federal Reserve, the FDIC, the Alabama State Banking Department (the “Alabama Banking Department”), and the U.S. Consumer Financial Protection Bureau (the “CFPB”), among other regulatory bodies. Those agencies consider not only compliance with applicable laws, regulations and supervisory policies, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors. Regarding the CFPB, we became subject to more comprehensive regulation by the CFPB in 2021. The CFPB’s supervisory focus primarily involves an institution’s compliance with federal consumer protection laws.

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

An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. The method for determining an institution's risked-based assessment rate differs for small banks and large banks. Small banks (generally, those with less than $10 billion in assets over four consecutive quarters) are assigned an individual rate based on a formula using financial data and ratings on capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risks, or so-called “CAMELS” ratings. Large banks (generally, those with $10 billion or more in assets) are assigned an individual rate based on a scorecard. The scorecard combines the following measures to produce a score that is converted to an assessment rate: CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure. Assessment rates for both large and small banks are subject to adjustment. Assessment rates: (1) decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the Depository Institution Debt Adjustment or DIDA); and (3) for large banks that are not well-rated or not well-capitalized, increase for significant holdings of brokered deposits. The Bank became subject to the large bank scorecard methodology in the second quarter of 2021.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking agencies have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2022, the Bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

The Alabama Banking Department also regulates the Bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the Bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $559.5 million in dividends as of December 31, 2022, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

In recent years, privacy laws have been a particular focus in the United States, Europe, and elsewhere. Many new privacy laws, including the California Consumer Privacy Act and the Virginia Consumer Data Protection Act, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple other states, the U.S. Congress, and regulators in and outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, in November 2021, the U.S. federal banking agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a banking organization must notify its primary federal regulator within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule became effective on April 1, 2022, with compliance required by May 1, 2022.

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

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. In June 2011, the Federal Reserve implemented a rule, which includes a cap of 21 cents plus .05% of the transaction on the interchange fee for debit card issuers with $10 billion or more in assets. The Bank exceeded $10 billion in assets for the first time as of June 30, 2020, and the Durbin Amendment rules became effective for us on July 1, 2022. The Durbin Amendment rules did not have a material impact on our revenue.

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

Human Capital Resources

At ServisFirst Bancshares, we believe that our employees are truly our most valuable asset and that each of us directly contributes to our continued mutual success. As of December 31, 2022, we had 571 full-time equivalent employees. We have 201 employees located in our corporate office, including sales and operations, and 370 in our regional offices and branches. Our management believes that we have good relations with our employees.

Hiring, Promotion & Talent Development

We are always looking to build our workforce from within and promote from our current talent pool whenever possible. When this is not the case, we look to career fairs and local colleges to network on an ongoing basis, as well as utilizing professional networking platforms, such as LinkedIn. We also have a referral bonus program for current employees, which we believe helps us to diversify our workforce at the same time. We are also committed to the continued development of our employees. Compliance, information technology and other banking industry-related training is completed by employees throughout the year. We also aim to assist our employees with position-related training and development when available.

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

Compensation and Benefits

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to competitive salaries, these programs include annual bonuses, a 401(k) Retirement Plan, full medical, dental and vision insurance, life insurance and paid time off. Our Compensation Committee has retained a consultant to advise on pay structure for our executive officers. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent.

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

A brief description of the background of each of our named executive officers as of December 31, 2022 is set forth below.

Thomas A. Broughton, III (67) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

William M. Foshee (68) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in Decatur, Alabama, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant.

Rodney E. Rushing (65) – Mr. Rushing has served as our Executive Vice President and Chief Operating Officer since February 2021. From 2011 to 2021, he served as the Executive Vice President and Executive for Correspondent Banking for us and the bank. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Henry Abbott (42) – Mr. Abbott has served as Senior Vice President and Chief Credit Officer for us and the bank since April 2018. From 2013 to 2018, he served as Senior Vice President and Chief Credit Officer for our Correspondent Banking Division. Prior to joining us, Mr. Abbott was employed at BB&T (now Truist) from 2004 to 2013 in various senior lending and credit administration roles.

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

We have opened new offices in Fort Walton, Florida, Venice, Florida, Sarasota, Florida, Orlando, Florida, Tallahassee, Florida, Columbus, Georgia, Charlotte, North Carolina, and Asheville, North Carolina in the past five years. We may not be able to successfully manage this growth without sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2022, 59.4% of our loan portfolio was composed of commercial and consumer real estate loans, of which 48.2% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for credit losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for credit losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2022, our 10 largest borrowing relationships totaled $827.5 million in commitments (including unfunded commitments), or approximately 7.1% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms, the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for credit losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio based on historical loss experience, current conditions, reasonable and supportable forecasts, and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. We believe our allowance for credit losses is adequate. Our allowance for credit losses as of December 31, 2022 was $146.3 million, or 1.25% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, as amended, effective as of January 1, 2020 impacted our methodology for estimating the allowance for credit losses. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) gave financial institutions the option to delay adoption of ASU 2016-13 and we delayed our adoption of the update until December 31, 2020, with an effective retrospective adoption date of January 1, 2020. Based on prevailing economic conditions and forecasts as of the January 1, 2020 adoption date, we recorded a net $2.0 million decrease in our allowance for credit losses in connection with our adoption of ASU 2016-13. See Note 1 – “Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loan relationships in excess of $5.0 million and every loan internally risk-graded as special mention or below are reviewed by our centralized credit administration department in Birmingham, Alabama. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

After giving effect to these transactions, we believe that we will have sufficient capital to meet our needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. Our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets, including prevailing interest rates, a loss of confidence in financial institutions generally, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing. If capital is not available on favorable terms when we need it, we will either have to issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Unpredictable economic conditions, including inflation, recession, pandemic or changes in other economic conditions in the U.S. economy generally or in any of our market areas may have a material adverse effect on our financial performance.

We have been, and may in the future be, negatively impacted by general business and economic conditions in the U.S., including inflation, recession, pandemic, political issues, regulatory issues and changes in the U.S. economy as a whole. In tandem with rising interest rates, continued inflationary pressures in the U.S. economy generally, and in our local markets specifically, may negatively impact our operations and profitability. Inflation drives down consumer spending, which could negatively impact the businesses we serve. Rising mortgage rates may also negatively impact our mortgage lending business.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets. Therefore, our continued success will depend on the general economic conditions in those areas, which we cannot predict with certainty. The majority of our borrowers are commercial firms, professionals and affluent customers located and doing business in such local markets. Accordingly, any regional or local economic downturn that affects any of the markets in which we operate, including existing or prospective property or borrowers in such markets may affect us and our profitability more significantly and more adversely than our more geographically-diversified competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, the investing public is increasingly focused on the financial services industry’s ability to manage environmental impact. We have adopted an Environmental, Social and Governance (“ESG”) Policy in an effort to refine and track our compliance efforts; however, failure to appropriately manage our environmental impact could have a material adverse effect on our reputation and harm our ability to attract and retain customers and employees.

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

We use information technology in our operations and offer online banking services to our customers. Any unauthorized access to our or our customers’ confidential or proprietary information exposes us to reputational harm and litigation and could adversely affect our ability to attract and retain customers.

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

We may not be able to sustain our historical rate of growth and may not be able to further expand our business.. Various factors, such as economic conditions including inflation rates, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. We have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by other banks that lend to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2022, we held $248,000 in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to perform adequately in both a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat asset sensitive as of December 31, 2022, generally meaning that our net interest income would increase more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 80% of the bank’s liabilities as of December 31, 2022 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 80% of the assets of the bank were loans, which cannot be called or sold in the same time frame. Our continued access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2022, the fair value of our investment securities portfolio was approximately $1.58 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause a write down that is charged against the ACL and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is related to credit losses or other factors  usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company or the Bank, have, and may continue to, adversely affect us or the financial services industry in general.

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

We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, the actual cost of resolving a legal claim may be, and has in the past been, substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could adversely affect our financial condition and results of operations.

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

As of December 31, 2022, approximately 3.6% of our loan portfolio was indexed to the London Interbank Offered Rate (LIBOR) to calculate interest on the loans. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intended to cease persuading or compelling banks to submit LIBOR rates by the end of 2021. In subsequent announcements, the Financial Conduct Authority stated that the publication of one-week and two-month U.S. Dollar LIBOR rates would cease after December 31, 2021, but that the publication of other durations of U.S. Dollar LIBOR rates would continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, banking regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly.

These announcements and regulatory guidance indicate that the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and may cause the LIBOR benchmark to perform differently than it has in the past. Financial institutions, including our bank, have begun to transition credit and other arrangements which currently utilize LIBOR as a reference rate to new indices for interest rates. Regulators, industry groups and certain committees have, among other things, published recommended fall-back language for LIBOR-referenced financial instruments, identified recommended alternatives for certain LIBOR rates (for example, Ameribor® or the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. As of December 16, 2022 the Federal Reserve Board has identified SOFR (Secured Overnight Financing Rate) as the replacement of LIBOR in certain financial contracts after June 30, 2023.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2022, our bank could pay approximately $559.5 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. Limitations on our ability to receive dividends from our bank subsidiary could have a material adverse effect on our liquidity and ability to pay dividends on our common stock or interest and principal on our debt.

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

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments, high rates of inflation and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. Many of the other risk factors discussed herein identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by rising interest rates and high rates of inflation, which may impact our ability to generate attractive earnings through our investment portfolio. An increase in interest rates could increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. As domestic inflation continues to increase, the Federal Reserve is increasingly likely to continue to raise interest rates. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, we operated through 26 banking offices and 3 loan production offices. Our Woodcrest Place office also includes our corporate headquarters. Due to our focus on service-oriented banking with limited branch locations, each of these locations serves as a hub in our banking markets. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
2500 Woodcrest Place	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A	Huntsville	35806	Leased	8/21/2006
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive	Montgomery	36117	Leased	9/26/2007
4801 West Main Street	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
2 North Royal Street	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
561 Fairhope Ave. Suite 101	Fairhope	36532	Leased	9/29/2017

Total Offices in Alabama		12 Offices

Florida:
219 East Garden Street Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
316 Racetrack RD NE	Ft. Walton Bch.	32547	Owned	8/3/2020
1022 W 23rd Street, Suite 600 (1)	Panama City	32405	Leased	10/10/2022
1701 Hermitage Boulevard Suite 104	Tallahassee	32308	Leased	9/27/2022
4221 West Boy Scout Blvd.	Tampa	33607	Leased	1/4/2016
485 North Keller Road (1)	Orlando	32751	Leased	7/1/2021
247 Tamiami Trail South Suite 100	Venice	34285	Leased	1/3/2021
240 South Pineapple Ave. (1)	Sarasota	34236	Leased	8/1/2019

Total Offices in Florida		9 Offices

Georgia:
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
6400 Bradley Park Drive, Suite A	Columbus	31904	Leased	8/12/2020
Total Offices in Georgia		3 Offices

North Carolina:
14891 Ballantyne Village Way Suite 1000	Charlotte	28277	Leased	12/19/2022
1200 Ridgefield Boulevard Suite 254	Asheville	28806	Leased	9/19/2022

Total Offices in North Carolina		2 Offices

South Carolina:
701 East Bay Street Suite 503	Charleston	29403	Leased	4/20/2015
100 S Main Street Suite I	Summerville	29483	Leased	7/1/2016

Total Offices in South Carolina		2 Offices

Tennessee:
1801 West End Avenue, Suite 200	Nashville	37203	Leased	6/4/2013

Total Offices in Tennessee		1 Office

Total Offices		29 Offices

(1) Property serves as a loan production office.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “SFBS.” As of February 22, 2023, there were 512 holders of record of our common stock. As of the close of business on February 22, 2023, the price of our common stock was $73.10 per share.

Dividends

On December 19, 2022, our board of directors increased our quarterly cash dividend from $0.23 per share to $0.28 per share. Subject to the board of directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2022 other than those previously reported in our reports filed with the SEC.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2022.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2022 relating to stock options, restricted stock and performance shares granted under our 2009 Amended and Restated Stock Incentive Plan and other options or restricted shares issued outside of such plans, if any.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards (1)	Weighted-average Exercise Price of Outstanding Awards (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	445,432	$19.43	3,089,132
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	445,432	$19.43	3,089,132

(1)

Includes 280,000 shares related to stock options, 141,580 shares related to non-vested restricted stock and 23,852 shares related to performance shares (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2)	Excludes restricted shares and performance shares which are exercised for no consideration.

Performance Graph

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The Company is replacing the S&P 600 Financials index with the KBW Nasdaq Regional Banking index [KRX]. The Company believes the specific focus of the KBW Nasdaq Regional Banking index on regional banks allows for a stronger direct peer comparison with the Company’s stockholder returns.

ITEM 6. [Reserved].

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Overview

The Company

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate full service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee. We also operate loan production offices in Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

2022 Highlights

●	Diluted earnings per common share of $4.61 in 2022 increased $0.79, or 21%, from 2021.
●	Average loans of $10.56 billion for 2022 increased $1.84 billion, or 21%, from a year ago.
●	Average deposits of $11.83 billion for 2022 increased $625.2 million, or 6%, from a year ago.
●	Net interest income of $470.9 million in 2022 increased $86.4 million, or 22%, from 2021. Net interest margin of 3.32% in 2022 increased 38 basis points from 2.94% in 2021.
●	Noninterest income of $33.4 million in 2022 decreased $93,000, or 0.3%, from 2021, primarily due to decreases in mortgage banking income and losses on sale of securities.
●	Noninterest expense of $157.8 million in 2022 increased $24.7 million, or 19%, from 2021, primarily driven by increases in salaries and third-party processing expenses.

Results of Operations

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (2021 FORM 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2021.

Net Income Available to Common Stockholders

Net income available to common stockholders was $251.4 million for the year ended December 31, 2022, compared to $207.7 million for the year ended December 31, 2021. As discussed herein, this increase in net income is primarily attributable to an increase in net interest income, partially offset by an increase in noninterest expense. Basic and diluted net income per common share were $4.63 and $4.61, respectively, for the year ended December 31, 2022, compared to $3.83 and $3.82, respectively, for the year ended December 31, 2021. Return on average assets was 1.71% in 2022, compared to 1.53% in 2021, and return on average common stockholders’ equity was 20.73% in 2022, compared to 19.27% in 2021.

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2022 compared to 2021, and for the years ended December 31, 2021 compared to 2020, respectively.

	Year Ended December 31,
	2022	2021	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$559,315	$416,305	34.4%
Interest expense	88,423	31,802	178.0%
Net interest income	470,892	384,503	22.5%
Provision for credit losses	37,607	31,517	19.3%
Net interest income after provision for credit losses	433,285	352,986	22.7%
Noninterest income	33,359	33,452	(0.3)%
Noninterest expense	157,816	133,089	18.68%
Income before income taxes	308,828	253,349	21.9%
Income taxes	57,324	45,615	25.7%
Net income	251,504	207,734	21.1%
Dividends on preferred stock	62	62	-%
Net income available to common stockholders	$251,442	$207,672	21.1%

	Year Ended December 31,
	2021	2020	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$416,305	$389,022	7.0%
Interest expense	31,802	50,985	(37.6)%
Net interest income	384,503	338,037	13.7%
Provision for credit losses	31,517	42,434	(25.7)%
Net interest income after provision for credit losses	352,986	295,603	19.4%
Noninterest income	33,452	30,116	11.1%
Noninterest expense	133,089	111,511	19.4%
Income before income taxes	253,349	214,208	18.3%
Income taxes	45,615	44,639	2.2%
Net income	207,734	169,569	22.5%
Dividends on preferred stock	62	63	(1.6)%
Net income available to common stockholders	$207,672	$169,506	22.5%

Performance Ratios

The following table presents selected ratios of our results of operations for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended December 31,
	2022	2021	2020
Return on average assets	1.71%	1.53%	1.59%
Return on average stockholders' equity	20.73%	19.27%	18.55%
Dividend payout ratio	19.17%	20.98%	22.39%
Net interest margin (1)	3.32%	2.94%	3.31%
Efficiency ratio (2)	31.30%	31.84%	30.29%
Average stockholders' equity to average total assets	7.33%	7.95%	8.59%

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

Net interest income increased 22.5% for the year ended December 31, 2022 from the year ended December 31, 2021. The increase in net interest income was mostly attributable to the rise in interest rates throughout the year compared to the low-rate environment in 2021. Total interest expense increased by 178.0% year-over-year, with the increase in average rates paid on interest-bearing liabilities serving as the primary driver. As demonstrated in the discussion of net interest margin below, average interest rate yields on average earning assets had a lesser impact on our interest income.

Average earning assets increased 8.3% in 2022 from 2021, which was primarily driven by an increase in loans. All of our regional markets grew loans during 2022, and a majority of our regional markets grew deposits during 2022.

Average interest-bearing liabilities increased 3.1% in 2022 from 2021. The increase in interest-bearing deposits was mostly attributable to the organic growth of our deposit base, which was partially offset by outflows of PPP loan proceeds remaining in customer deposit accounts.

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

The net interest margin is impacted by the average volumes of interest-sensitive assets and interest-sensitive liabilities and by the difference between the yield on interest-sensitive assets and the cost of interest-sensitive liabilities (spread). Loan fees collected at origination represent an additional adjustment to the yield on loans. Net interest spread can be affected by economic conditions, the competitive environment, loan demand, and deposit flows. The net yield on earning assets is an indicator of effectiveness of our ability to manage the net interest margin by managing the overall yield on assets and cost of funding those assets.

The following table shows, for the years ended December 31, 2022, 2021 and 2020, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Year Ended December 31,
(In thousands, except Average Yields and Rates)

	2022			2021			2020
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$10,544,193	$498,810	4.73%	$8,698,782	$384,675	4.42%	$8,123,927	$361,370	4.45%
Tax-exempt (3)	22,026	1,055	4.79	26,779	1,094	4.09	31,064	1,274	4.10
Total loans, net of unearned income	10,566,219	499,865	4.73	8,725,561	385,769	4.42	8,154,991	362,644	4.45
Mortgage loans held for sale	1,460	43	2.95	8,242	155	1.88	14,337	231	1.61
Debt securities:
Taxable	1,712,715	40,767	2.38	980,462	25,413	2.59	801,134	22,122	2.76
Tax-exempt (3)	6,658	172	2.58	14,983	369	2.46	34,975	870	2.49
Total debt securities (4)	1,719,373	40,939	2.38	995,445	25,782	2.59	836,109	22,992	2.75
Federal funds sold	58,307	1,556	2.67	17,091	29	0.17	61,712	332	0.54
Restricted equity securities	7,637	353	4.62	220	7	3.18	-	-	-
Interest-bearing balances with banks	1,832,215	16,811	0.92	3,351,462	4,840	0.14	1,170,095	3,165	0.27
Total interest-earning assets	$14,185,211	$559,567	3.94%	$13,098,021	$416,582	3.18%	10,237,244	389,364	3.80%
Non-interest-earning assets:
Cash and due from banks	162,855			81,539			77,413
Net premises and equipment	60,586			60,798			57,310
Allowance for loan losses, accrued interest and other assets	294,823			314,863			272,900
Total assets	$14,703,475			$13,555,221			$10,644,867

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,695,738	6,157	0.36%	1,394,678	2,687	0.19%	1,059,629	3,752	0.35%
Savings	138,917	421	0.30	110,968	197	0.18	77,364	274	0.35
Money market	4,770,568	43,335	0.91	5,202,374	13,697	0.26	4,519,170	25,758	0.57
Time deposits (5)	807,327	9,483	1.17	805,982	9,988	1.24	836,098	15,446	1.85
Total interest-bearing deposits	7,412,550	59,396	0.80	7,514,002	26,569	0.35	6,492,261	45,230	0.70
Federal funds purchased	1,528,866	26,267	1.72	1,160,745	2,473	0.21	627,561	2,700	0.43
Other borrowings	64,716	2,760	4.26	64,696	2,760	4.27	64,709	3,055	4.72
Total interest-bearing liabilities	$9,006,132	$88,423	0.98%	$8,739,443	$31,802	0.36%	7,184,531	50,985	0.71%
Non-interest-bearing liabilities:
Non-interest-bearing checking	4,415,972			3,689,311			2,492,500
Other liabilities	68,393			48,392			53,874
Stockholders' equity	1,232,460			1,059,317			898,023
Unrealized gains on securities	(19,482)			18,758			15,939
Total liabilities and stockholders' equity	$14,703,475			$13,555,221			$10,644,867

Net interest income		$471,144			$384,780			$338,379
Net interest spread			2.96%			2.82%			3.09%
Net interest margin (6)			3.32%			2.94%			3.31%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees include accretion of PPP loan fees of $19,604 and $35,204, are included in interest income in 2022 and 2021, respectively.

(2)	Amortization of acquired loan premiums of $161, $71, and $100, is included in interest income in 2022, 2021, and 2020, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized (losses) gains of $(30,770), $25,276 , and $18,955 are excluded from the yield calculation in 2022 , 2021, and 2020, respectively.
(5)	Accretion on acquired CD premiums of $75 and $63 are included in interest expense in 2021 and 2020, respectively.
(6)	Net interest margin is net interest revenue divided by average interest-earning assets.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2021 Compared to 2020 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$85,891	$28,244	$114,135	$25,432	$(2,127)	$23,305
Tax-exempt	(211)	172	(39)	(175)	(5)	(180)
Total loans, net of unearned income	85,680	28,416	114,096	25,257	(2,132)	23,125
Mortgage loans held for sale	(171)	59	(112)	(110)	34	(76)
Debt securities:
Taxable	17,582	(2,228)	15,354	4,713	(1,422)	3,291
Tax-exempt	(214)	17	(197)	(492)	(9)	(501)
Total debt securities	17,368	(2,211)	15,157	4,221	(1,431)	2,790
Federal funds sold	215	1,312	1,527	(156)	(147)	(303)
Restricted equity securities	336	10	346	7	-	7
Interest-bearing balances with banks	(3,111)	15,082	11,971	3,700	(2,025)	1,675
Total interest-earning assets	100,317	42,668	142,985	32,919	(5,701)	27,218

Interest-bearing liabilities:
Interest-bearing demand deposits	681	2,789	3,470	965	(2,030)	(1,065)
Savings	59	165	224	92	(169)	(77)
Money market	(1,228)	30,866	29,638	3,435	(15,496)	(12,061)
Time deposits	17	(522)	(505)	(538)	(4,920)	(5,458)
Total interest-bearing deposits	(471)	33,298	32,827	3,954	(22,615)	(18,661)
Federal funds purchased	1,022	22,772	23,794	1,568	(1,795)	(227)
Other borrowed funds	1	(1)	-	(1)	(294)	(295)
Total interest-bearing liabilities	552	56,069	56,621	5,521	(24,704)	(19,183)
Increase (decrease) in net interest income	$99,765	$(13,401)	$86,364	$27,398	$19,003	$46,401

* The rate/volume variance is allocated on a pro rata basis between the volume variance and the rate variance in the table above.

In the table above, changes in net interest income are attributable to (a) changes in average balances (volume variance), (b) changes in rates (rate variance), or (c) changes in rate and average balances (rate/volume variance). The volume variance is calculated as the change in average balances times the previous period average balance. The rate variance is calculated as the change in rates times the previous period average balance. The rate/volume variance is calculated as the change in rates times the change in average balances.

From 2021 to 2022, our asset volumes increased primarily as a result of the growth in loan balances as well as an increase in taxable debt securities, while the volume change from our liabilities remained relatively consistent. The rate component was favorable as average rates paid on interest-bearing liabilities increased 62 basis points while yields on average earning assets increased 76 basis points.

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. During 2022, we increased our deposit rates in response to interest rate increases made by the Federal Reserve Bank, compared to 2021, where rates remained relatively unchanged.

Our net interest spread and net interest margin were 2.96% and 3.32%, respectively, for the year ended December 31, 2022, compared to 2.82% and 2.94%, respectively, for the year ended December 31, 2021. The increase in net interest spread and net interest margin was primarily attributable to increases in average loans, which increased $1.84 billion in 2022.

Our average interest-earning assets for the year ended December 31, 2022 increased $1.08 billion, or 8.3%, to $14.19 billion from $13.10 billion for the year ended December 31, 2021. Average loans grew $1.84 billion, or 21.1%, average debt securities grew $723.9 million, or 72.7%, and average federal funds sold and interest-bearing balances with banks decreased $1.48 billion, or 43.9%.

Our average interest-bearing liabilities increased $266.7 million, or 3.1%, to $9.01 billion for the year ended December 31, 2022 from $8.74 billion for the year ended December 31, 2021. Eight of our markets had an increase in total deposits during 2022. The ratio of our average interest-earning assets to average interest-bearing liabilities increased from 149.9% for the year ended December 31, 2021 to 157.5% for the year ended December 31, 2022, as average noninterest-bearing deposits and stockholders’ equity grew by a combined $861.6 million, or 18.1%, from 2021 to 2022.

Our average interest-earning assets produced a taxable equivalent yield of 3.94% for the year ended December 31, 2022, compared to 3.18% for the year ended December 31, 2021. The average rate paid on interest-bearing liabilities was 0.98% for the year ended December 31, 2022, compared to 0.36% for the year ended December 31, 2021.

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

The provision expense for credit losses increased 19.3% for the year ended December 31, 2022 when compared to the year-ended December 31, 2021.  The increase in provision expense is primarily the result unfavorable economic projections used to inform loss driver forecasts with the ACL model.  Nonperforming loans increased to $17.8 million, or 0.15% of total loans, at December 31, 2022 from $12.1 million, or 0.13% of total loans, at December 31, 2021.  During 2022, we had net charged-off loans totaling $8.0 million, compared to net charged-off loans of $2.8 million for 2021.  52% of the $8.0 million net charge-off in 2022 is represented by three loans. The ratio of net charged-off loans to average loans was 0.06% for 2022 compared to 0.03% for 2021.  The ACL for December 31, 2022 totaled $146.3 million, or 1.25% of loans, net of unearned income.  The ACL totaled $116.7 million, or 1.22% of loans, net of unearned income, at December 31, 2021.

Noninterest Income

Noninterest income for the years ended December 31, 2022 and 2021 were as follows.

	2022	2021	Change	Percentage change
Service charges on deposit accounts	$8,033	$6,839	$1,194	17.5%
Mortgage banking	2,438	7,340	(4,902)	(66.8)%
Credit card income	9,917	7,347	2,570	35.0%
Securities (losses) gains	(6,168)	620	(6,788)	(1,094.8)%
Increase in cash surrender value life insurance	6,478	6,642	(164)	(2.5)%
Other operating income	12,661	4,664	7,997	171.5%
Total noninterest income	$33,359	$33,452	$(93)	(0.3)%

Noninterest income decreased $93,000, or 0.3%, to $33.4 million in 2022 from $33.5 million in 2021. Decreases in mortgage banking income and losses on sale of securities were largely offset by increases in credit card income and other operating income, namely the value of our interest rate cap. Service charges on deposit accounts increased $1.2 million, or 17.5%, to $8.0 million in 2022 compared to $6.8 million 2021 due to analyzed costs that supported the growth in 2021. Credit card income increased $2.6 million, or 35.0%, to $9.9 million in 2022 compared to $7.3 million in 2021.  The number of credit card accounts increased 9.5% from 2021 to 2022 while the aggregate amount of spend on all credit card accounts increased 31%. Mortgage banking income decreased $4.9 million, or 66.8%, to $2.4 million in 2022 compared to $7.3 million in 2021.  The bank began retaining mortgage loans otherwise originated for sale beginning in the third quarter of 2021 and continuing until second quarter of 2022, to leverage our excess liquidity and increase yields on earning assets. The increase in cash surrender value of bank-owned life insurance contracts decreased $164,000, or 2.5%, to $6.5 million in 2022 compared to $6.6 million 2021. Other operating income increased 171.5% in 2022 compared to 2021, driven by an increase in our interest rate cap and a death benefit related to our bank-owned life insurance (“BOLI”) program. The income recognized from our interest rate cap derivative increased from $1.0 million as of December 31, 2021 to $7.0 million as of December 31, 2022, primarily a result of rate hikes by the Federal Reserve during 2022. Additionally, we recognized a $2.1 million death benefit related to a former employee in our BOLI program during the second quarter of 2022. Merchant service revenue increased $534,000, or 43.4%, to $1.8 million in 2022 compared to 2021.

Noninterest Expense

Noninterest expense for the years ended December 31, 2022 and 2021 were as follows.

	2022	2021	Change	Percentage change
Salaries and employee benefits	$77,952	$67,728	$10,224	15.1%
Equipment and occupancy expense	12,319	11,404	915	8.0%
Third party processing and other services	27,333	16,362	10,971	67.1%
Professional services	4,277	3,891	386	9.9%
FDIC and other regulatory assessments	4,565	5,679	(1,114)	(19.6)%
Other real estate owned expense	295	868	(573)	(66.0)%
Other operating expenses	31,075	27,157	3,918	14.4%
Total noninterest expenses	$157,816	$133,089	$24,727	18.6%

Noninterest expenses increased $24.7 million, or 18.6%, to $157.8 million for the year ended December 31, 2022 from $133.1 million for the year ended December 31, 2021. Increased salaries and employee benefits expenses as well as increases in third party processing were the primary drivers of the increase in noninterest expense. Salary and employee benefits expenses increased $10.2 million, or 15.1%, to $77.9 million in 2022 compared to 2021. We had 571 full-time equivalent employees as of December 31, 2022 compared to 502 as of December 31, 2021. Equipment and occupancy expense increased $915,000, or 8.0%, to $12.3 million in 2022 compared to 2021. Third party processing and other services increased $11.0 million, or 67.1%, to $27.3 million in 2022 compared to 2021. This increase in third party processing also includes Federal Reserve Bank charges related to correspondent bank settlement activities. Professional services expense increased $386,000, or 9.9%, in 2022 compared to 2021. FDIC assessments decreased $1.1 million, or 19.6%, to $4.6 million from 2021 to 2022. Expenses on other real estate owned decreased $573,000 to $295,000 in 2022 compared to $868,000 in 2021. Other operating expenses increased $3.9 million, or 14.4%, to $31.1 million in 2022 compared to 2021. The primary driver of the increase in other operating expense was a settlement on a lawsuit and a write down of the value of a private investment leading to a $3.9 million increase in other operating expenses. Changes in other operating expenses from 2021 to 2022 are detailed in Note 15 - “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $57.3 million for the year ended December 31, 2022 compared to $45.6 million in 2021. Our effective tax rates for 2022 and 2021 were 18.56% and 18.00%, respectively. We recognized $12.6 million in credits during 2022 and $10.5 million during 2021, related to new investments in Federal New Market Tax Credits. We also recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during 2022 of $1.3 million, compared to $2.8 million during 2021. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $287.8 million in bank-owned life insurance for certain officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets as of December 31, 2022, were $14.60 billion, a decrease of $853.1 million, or 5.5%, over total assets of $15.45 billion as of December 31, 2021. Average assets for the year ended December 31, 2022 were $14.19 billion, an increase of $1.10 billion, or 8.3%, over average assets of $13.56 billion for the year ended December 31, 2021. Growth in loans and debt securities, offset by decreases in interest-bearing balances with banks, and federal funds sold were the primary reasons for the decrease in ending and increase in average total assets. Year-end 2022 loans were $11.69 billion, up $2.16 billion, or 12.6%, over year-end 2021 total loans of $9.53 billion. Paycheck Protection Program (“PPP”) loans decreased from $230.2 million at December 31, 2021 to $2.0 million at December 31, 2022. Excluding this decrease in PPP loans, total loans increased $2.38 billion, or 25.6%, during 2022.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts.  We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets as of December 31, 2022 were $14.37 billion, or 98.4% of total assets of $14.60 billion. Earning assets as of December 31, 2021 were $15.29 billion, or 99.0% of total assets of $15.45 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. At December 31, 2022, mortgage-backed securities represented 44.8% of the investment portfolio, corporate debt represented 23.9% of the investment portfolio, state and municipal securities represented 1.3% of the investment portfolio, government agency securities represented 0.0%, and U.S. Treasury securities represented 30.0% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities.  We  generally do not hold, and did not have at December 31, 2022, any structured investment vehicles or any private-label mortgage-backed securities.  The amortized cost of securities in our portfolio totaled $1.74 billion at December 31, 2022, compared to $1.29 billion at December 31, 2021.

The following table presents the book value and weighted average yield of our securities as of December 31, 2022 by their stated maturities (this maturity schedule excludes security prepayment and call features).

	Maturity of Debt Securities - Weighted Average Yield
	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	More Than Ten Years	Total
At December 31, 2022:	(In Thousands)
Securities Available for Sale:
U.S. Treasury Securities	$3,002	$-	$-	$-	$3,002
Government Agency Securities	9	-	-	-	9
Mortgage-backed securities	328	8,830	56,135	217,187	282,480
State and municipal securities	3,701	3,396	8,108	-	15,205
Corporate debt	18,000	55,158	330,523	3,000	406,681
Total	$25,039	$67,384	$394,766	$220,187	$707,376

Tax-equivalent Yield (1)
U.S. Treasury Securities	1.59%	-%	-%	-%	1.59%
Government Agency Securities	4.40	-	-	-	4.40
Mortgage-backed securities	2.45	2.44	2.47	1.44	1.68
State and municipal securities	2.29	1.79	1.96	-	2.00
Corporate debt	2.70	4.79	4.39	4.50	4.37
Total weighted average yield (2)	2.50%	4.33%	4.07%	1.48%	3.23%

Securities Held to Maturity:
U.S. Treasury Securities	$-	$382,679	$124,472	$-	$507,151
Mortgage-backed securities	-	-	17,533	501,396	518,929
State and municipal securities	250	3,786	4,005	-	8,041
Total	$250	$386,465	$146,010	$501,396	$1,034,121

Tax-equivalent Yield (1)
U.S. Treasury Securities	-%	2.03%	1.48%	-%	1.89%
Mortgage-backed securities	-	-	2.77	2.37	2.38
State and municipal securities	3.21	1.93	1.97	-	1.99
Total weighted average yield (2)	3.21%	2.02%	1.64%	2.37%	2.14%

(1)	Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.
(2)

Weighted Average Yield is calculated by taking the sum of each category of securities multiplied by the respective tax-equivalent yield for a given maturity, and dividing by the sum of the securities for the same maturity.

As of December 31, 2022, we had $1.5 million in federal funds sold, compared with $58.4 million at December 31, 2021. At year-end 2022, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the fourth quarter of 2021, the bank began buying U.S. Treasury Securities and Mortgage-backed securities to absorb excess liquidity. The bank added $100 million per month, net of paydowns and maturities, of each of these categories of debt securities until the second quarter of 2022.

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

We funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. To the extent the PPP loans are forgiven, this represents outside funds to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections have been instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had immediately prior to the beginning of the COVID-19 pandemic, are critical factors in determining the continued business viability of our borrowers. As of December 31, 2022, we have received payment from the SBA on almost all of our loans totaling $1.5 billion.

We had total loans of approximately $11.7 billion at December 31, 2022. A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

The following table details our loans at December 31, 2022, 2021 and 2020:

	2022	2021	2020

	(Dollars in Thousands)
Commercial, financial and agricultural	$3,145,317	$2,984,053	$3,295,900
Real estate - construction	1,532,388	1,103,076	593,614
Real estate - mortgage:
Owner-occupied commercial	2,199,280	1,874,103	1,693,428
1-4 family mortgage	1,146,831	826,765	711,692
Other mortgage	3,597,750	2,678,084	2,106,184
Total real estate - mortgage	6,943,861	5,378,952	4,511,304
Consumer	66,402	66,853	64,870
Total Loans	11,687,968	9,532,934	8,465,688
Less: Allowance for credit losses	(146,297)	(116,660)	(87,942)
Net Loans	$11,541,671	$9,416,274	$8,377,746

The following table details the percentage composition of our loan portfolio by type at December 31, 2022, 2021 and 2020:

	2022	2021	2020

Commercial, financial and agricultural	26.91%	38.93%	37.13%
Real estate - construction	13.11	7.01	7.18
Real estate - mortgage:
Owner-occupied commercial	18.82	20.00	21.86
1-4 family mortgage	9.81	8.41	8.87
Other mortgage	30.78	24.88	24.07
Total real estate - mortgage	59.41	53.29	54.80
Consumer	0.57	0.77	0.89
Total Loans	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2022:

	Due in 1	After 1 year	After 5 years	After
	year or less	to 5 years	to 15 years	15 years	Total

	(in Thousands)
Commercial, financial and agricultural	$1,319,926	$1,468,081	$356,835	$475	$3,145,317
Real estate - construction	382,781	966,734	157,644	25,229	1,532,388
Real estate - mortgage:
Owner-occupied commercial	197,079	1,083,439	907,617	11,145	2,199,280
1-4 family mortgage	95,617	326,085	242,044	483,085	1,146,831
Other mortgage	469,547	2,452,344	657,206	18,653	3,597,750
Total real estate - mortgage	762,243	3,861,868	1,806,867	512,883	6,943,861
Consumer	39,194	24,864	2,344	-	66,402
Total Loans	$2,504,144	$6,321,547	$2,323,690	$538,587	$11,687,968
Less: Allowance for loan losses					(146,297)
Net Loans					$11,541,671

Amount due after one year at
fixed interest rates:
Commercial, financial and agricultural	$1,035,661
Real estate - construction	700,931
Real estate - mortgage:
Owner-occupied commercial	1,095,854
1-4 family mortgage	566,872
Other mortgage	1,733,930
Total real estate - mortgage	3,396,656
Consumer	14,517
Total loans	$5,147,765

Amount due after one year at
variable interest rates:
Commercial, financial and agricultural	$789,730
Real estate - construction	448,677
Real estate - mortgage:
Owner-occupied commercial	906,346
1-4 family mortgage	484,342
Other mortgage	1,394,273
Total real estate - mortgage	2,784,961
Consumer	12,691
Total loans	$4,036,059

Asset Quality

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the years ended December 31, 2022, 2021 and 2020.

	As of and for the Years Ended December 31,
	2022	2021	2020
	(Dollars in Thousands)
Allowance for credit losses to total loans outstanding	1.25%	1.22%	1.04%
Allowance for credit losses	$146,297	$116,660	$87,942
Total loans outstanding	$11,687,968	$9,532,934	$8,465,688

Nonaccrual loans to total loans outstanding	0.11%	0.07%	0.17%
Nonaccrual loans	$12,450	$6,762	$13,973
Total loans outstanding	$11,687,968	$9,532,934	$8,465,688

Allowance for credit losses to nonaccrual loans	1,175.08%	1,725.23%	629.37%
Allowance for credit losses	$146,297	$116,660	$87,942
Nonaccrual loans	$12,450	$6,762	$13,973

Net charge-offs during the period to average loans outstanding:
Commercial, financial and agricultural	0.24%	0.07%	0.75%
Net charge-offs during the period	$7,244	$2,318	$23,684
Average amount outstanding	$3,042,860	$3,127,227	$3,145,647

Real estate - construction	-%	-%	0.18%
Net charge-offs (recoveries) during the period	$-	$(38)	$1,000
Average amount outstanding	$1,378,483	$806,705	$547,818

Real estate - mortgage:
Owner-occupied commercial	0.01%	-%	0.23%
Net charge-offs during the period	$170	$54	$3,884
Average amount outstanding	$2,072,880	$1,760,591	$1,663,831

1-4 family mortgage	-%	0.02%	0.06%
Net charge-offs during the period	$51	$132	$373
Average amount outstanding	$1,044,763	$739,389	$673,895

Other mortgage:	-%	-%	-%
Net charge-offs during the period	$(12)	$7	$-
Average amount outstanding	$3,266,545	$2,294,574	$1,931,130

Total real estate - mortgage	-%	-%	0.10%
Net charge-offs during the period	$208	$193	$4,257
Average amount outstanding	$6,384,188	$4,794,554	$4,268,856

Consumer	0.01%	0.50%	0.22%
Net charge-offs during the period	$151	$326	$135
Average amount outstanding	$1,044,763	$64,736	$61,661

Total loans	0.07%	0.03%	0.36%
Net charge-offs during the period	$7,603	$2,799	$29,076
Average amount outstanding	$10,566,219	$8,725,561	$8,154,991

Effective January 1, 2020, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the current expected credit loss (“CECL”) model. Upon the adoption of ASC 326 the total amount of the allowance for credit losses (“ACL”) on loans estimated using the CECL methodology decreased $2.0 million compared to the total amount of the allowance recorded as of December 31, 2019 using the prior incurred loss model. Fluctuations in the estimated allowances by portfolio segment offset one another, for the most part, and, as a result, the overall estimated amount of ACL did not significantly change as a result of the change in methodology.  Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience. The ACL is established and maintained at levels needed to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the ACL, management considers its evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Our management feels that the allowance is adequate at December 31, 2022.

The ACL for December 31, 2022 and 2021 was calculated under the CECL methodology and totaled $146.3 million and $116.7 million, or 1.25% and 1.22% of loans, net of unearned income, respectively. Excluding PPP loans, the allowance for credit losses as a percentage of total loans at December 31, 2022 and 2021 was 1.25% and 1.25%, respectively. The increase in the ACL as a percent of total loans at December 31, 2022 from December 31, 2021 is largely the result of a forecasted increase in the rate of unemployment, and $2.2 billion in net loan growth, excluding PPP loans, during 2022.  This loan growth was primarily within our real estate – mortgage and real estate – construction loan categories which have increased $1.6 billion and $429 million, respectively.  In 2021, we added a qualitative environmental factor to address the termination of the PPP for the effect it could have on various businesses that will need to be self-sustaining without the assistance of PPP as well as potential risk of nonpayment from SBA due to fraud within PPP loans.  The balance of PPP loans decreased $228 million from $230 million at December 31, 2021 to $1.95 million at December 31, 2022 and the additional qualitative environmental factor was deemed no longer necessary.   Additionally, in 2021 a qualitative factor to address the risk associated with high loan growth within the West Central Florida market was established. In 2022, management became satisfied that an allowance arising from pooled loan analysis alone was sufficient for the West Central Florida market and the qualitative factor was removed. Net credit charge-offs to average loans were 0.06% for the year ended December 31, 2022, compared to 0.03% and 0.36% for the years ended December 31, 2021 and 2020, respectively. Nonaccrual loans rose to $12.5 million, or 0.11% of total loans, at December 31, 2022 from $6.8 million, or 0.07% of total loans, at December 31, 2021, and were $14.0 million, or 0.17% of total loans, at December 31, 2020.

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $575,000 at December 31, 2022. At December 31, 2021, the allowance for unfunded commitments was $1.3 million.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2022		2021		2020
		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in
		each		each		each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans

	(Dollars in Thousands)
Commercial, financial and agricultural	$42,830	26.91%	$41,869	31.30%	$36,370	38.93%
Real estate - construction	42,889	13.11	26,994	11.57	16,057	7.01
Real estate - mortgage	58,652	59.41	45,829	56.43	33,722	53.29
Consumer	1,926	0.57	1,968	0.70	1,793	0.77
Total	$146,297	100.00%	$116,660	100.00%	$87,942	100.00%

The Company assesses the adequacy of its allowance for credit losses ("ACL") at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio. At December 31, 2022, we forecasted a moderately higher national unemployment rate and significantly lower national GDP compared to December 31, 2021. At December 31, 2021, we forecasted a national unemployment rate and national GDP growth rate similar to levels experienced just prior to the pandemic. We expect the national unemployment rate to increase slightly and GDP growth rate to remain stable over the forecast period.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. For all loans utilizing the DCF method, the historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.

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

PPP loans outstanding totaled $2.0 million and $230.2 million at December 31, 2022 and December 31, 2021, respectively, and are included within the Commercial, financial and agricultural loan category.

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

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2022, 2021 and 2020:

	2022		2021		2020
		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$7,108	18	$4,343	17	$11,709	22
Real estate - construction	-	-	-	-	234	1
Real estate - mortgage:
Owner-occupied commercial	3,312	3	1,021	2	1,259	4
1-4 family mortgage	1,524	16	1,398	12	771	7
Other mortgage	506	2	-	-	-	-
Total real estate - mortgage	5,342	21	2,419	14	2,030	11
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$12,450	39	$6,762	31	$13,973	34

90+ days past due and accruing:
Commercial, financial and agricultural	$195	26	$39	4	$11	2
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	594	5	611	3	104	1
Other mortgage	4,512	1	4,656	1	4,805	1
Total real estate - mortgage	5,106	6	5,267	4	4,909	2
Consumer	90	44	29	22	61	25
Total 90+ days past due and accruing	$5,391	76	$5,335	30	$4,981	29
Total nonperforming loans	$17,841	115	$12,097	61	$18,954	63
Plus: Other real estate owned and repossessions	248	2	1,208	5	6,497	11
Total nonperforming assets	$18,089	117	$13,305	66	$25,451	74

Restructured accruing loans:
Commercial, financial and agricultural	$2,480	5	$431	2	$818	3
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate - mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total restructured accruing loans	$2,480	5	$431	2	$818	3
Total nonperforming assets and restructured accruing loans	$20,569	122	$13,736	68	$26,269	77

Ratios:
Nonperforming loans to total loans	0.15%		0.13%		0.22%
Nonperforming assets to total loans plus other
Nonperforming assets to total loans plus other real estate owned and repossessions	0.15%		0.14%		0.30%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.18%		0.14%		0.31%

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

On December 27, 2020, the CAA was signed into law and extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In keeping with this guidance from regulators, the bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. Should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2022, we carry $2.4 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $4.0 million at December 31, 2021. At this time, we are unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but we recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2022, 2021 and 2020:

	For Year Ended December 31,
	2022		2021		2020
	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$4,415,972	-%	$3,689,311	-%	$2,492,500	-%
Interest-bearing demand deposits	1,695,738	0.36%	1,394,678	0.19%	1,059,629	0.35%
Money market accounts	4,770,568	0.91%	5,202,374	0.26%	4,519,170	0.57%
Savings accounts	138,917	0.30%	110,968	0.18%	77,364	0.35%
Time deposits	757,327	1.17%	755,982	1.24%	768,016	1.90%
Brokered time deposits	50,000	1.68%	50,000	1.68%	68,082	1.68%
Total deposits	$11,828,522		$11,203,313		$8,984,761

At December 31, 2022 and December 31, 2021, we estimate that we had approximately $8.95 billion and $10.65 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.

The following table presents the maturities of our time deposits in excess of insurance limit as of December 31, 2022.

Portion of time deposits in excess of insurance limit
December 31, 2022
Time deposits otherwise uninsured with a maturity of:	(In Thousands)

3 months or less	$135,632
Over 3 months through 6 months	62,129
Over 6 months through 12 months	90,641
Over 12 months	112,506
Total	$400,908

The uninsured deposit data for 2022, 2021, and 2020 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations. Total average deposits for the year ended December 31, 2022 were $11.83 billion, an increase of $625.2 million, or 5.6%, over total average deposits of $11.20 billion for the year ended December 31, 2021. Average noninterest-bearing deposits increased by $726.7 million, or 48%, from $3.69 billion for the year ended December 31, 2021 to $4.42 billion for the year ended December 31, 2022.

Borrowed Funds

We had $698.0 million in unused federal funds lines of credit and $963.0 million in  available federal funds lines of credit with regional banks as of December 31, 2022, compared to $986.0 million  for both as of December 31, 2021.  The decrease in unused federal funds lines of credit was due to $265.0 million outstanding borrowings from these lines, and the decrease in available funds was the result of an acquisition of one of our counterparties by another bank during 2022.  These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $1.53 billion, $1.16 billion and $627.6 million for 2022, 2021 and 2020, respectively. We paid average interest rates on these funds of 1.72%, 0.21% and 0.43% for the same three years, respectively. The maximum amount outstanding at a month-end during 2022 and 2021 was $1.44 billion and $1.71 billion, respectively.

Stockholders’ Equity

Stockholders’ equity increased $145.9 million during 2022, to $1.30 billion at December 31, 2022 from $1.15 billion at December 31, 2021. The increase in stockholders’ equity resulted primarily from net income of $251.4 million during the year ended December 31, 2022, less dividends paid or declared on our common stock of $52.7 million during the year ended December 31, 2022.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(In Thousands)
Commitments to extend credit	$4,230,485	$3,515,818	$2,606,258
Credit card arrangements	480,983	366,525	286,128
Standby letters of credit and financial guarantees	67,285	61,856	66,208
Total	$4,778,753	$3,944,199	$2,958,594

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

Derivatives

The bank periodically enters into derivative contracts to manage exposures to movements in interest rates. The bank purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather is a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At December 31, 2022, the interest rate cap had a fair value of $4.2 million and remaining term of 0.3 years.

The bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the bank has no risk or exposure with the investor. The interest rate lock commitments to customers related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2022 and 2021 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2022, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

Liquidity and Capital Adequacy

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $14.70 billion in 2022 compared to $13.56 billion in 2021, and to $10.64 billion in 2020.

	For the Year Ended
	2022	2021	2020
Sources of Funds:
Deposits:
Non-interest-bearing	32.1%	27.3%	23.5%
Interest-bearing	48.7	55.5	61.1
Federal funds purchased	10.4	8.6	5.9
Long term debt and other borrowings	0.4	0.5	0.6
Other liabilities	0.3	0.3	0.5
Equity capital	8.1	7.8	8.4
Total sources	100.0%	100.0%	100.0%

Uses of Funds:
Loans	67.0%	64.4%	76.7%
Securities	11.2	7.3	7.9
Interest-bearing balances with banks	18.1	24.7	11.0
Federal funds sold	0.2	0.1	0.6
Other assets	3.5	3.4	3.8
Total uses	100.0%	100.0%	100.0%

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest bearing deposit accounts. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. Liquidity is also available from funding sources consisting primarily of federal funds purchased, FHLB loan advances and available-for-sale securities. The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. At December 31, 2022, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $3.65 billion. Additionally, at such date we had available to us approximately $698.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

As a separate entity from the Bank, we also have separate liquidity obligations. We are responsible for the payment of dividends to our stockholders and interest and principal on our outstanding indebtedness. As a source of internal liquidity, we have access to the capital markets. We also may continue periodic offerings of debt and equity securities. However, our ultimate source of liquidity consists of dividends from the Bank, which are limited by applicable law and regulations. In 2022 and 2021, the Bank paid dividends of $57.5 million and $46.0 million to us, respectively.  For a detailed discussion on the regulatory limitation on Bank dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1.

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

Capital Adequacy

As of December 31, 2022, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2022.  In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the Bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2022.

	Well- Capitalized	Actual at December 31, 2022
CET 1 Capital Ratio	6.50%	9.98%
Tier 1 Capital Ratio	8.00%	9.98%
Total Capital Ratio	10.00%	11.04%
Leverage ratio	5.00%	9.71%

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), a probability of default / loss given default (“PD/LGD”) or a remaining life method.  The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product.  Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.  See Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

In accordance with GAAP, the Company established a single model to address accounting for uncertain tax positions.  GAAP clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  GAAP also provides guidance on derecognition measurement classification interest and penalties, accounting in interim periods, disclosure, and transition.  GAAP provides a two-step process in the evaluation of a tax position.  The first step is recognition.  A company determines whether it is more likely than not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position.  The second step is measurement.  A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Because of the uncertainty of estimates involved, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities and can be significant to the Company’s consolidated financial position, results of operations or cash flows.

Adoption of Recent Accounting Pronouncements

New accounting standards are discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate-sensitive assets and rate-sensitive liabilities. If rates are rising, and the level of rate-sensitive assets exceed the level of rate-sensitive liabilities, the impact on the net interest margin will be favorable. Conversely, if rates are falling, and the level of rate-sensitive assets is less than the level of rate-sensitive liabilities, the impact on the net interest margin will be unfavorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace; in other words, short term rates may be rising while longer term rates remain stable. In addition, different types of rate-sensitive assets and rate-sensitive liabilities react differently to changes in rates.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The interest rate risk model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2022, our gap was within such ranges.

The interest rate risk model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2022. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$5,013,349	$1,696,696	$4,436,221	$397,011	$11,543,278
Securities	63,079	119,636	1,043,469	460,485	1,686,670
Federal funds sold	1,515	-	-	-	1,515
Interest bearing balances with banks	708,221	-	-	-	708,221
Total interest-earning assets	$5,786,165	$1,816,333	$5,479,690	$857,496	$13,939,684

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$1,845,939	$-	$-	$-	$1,845,939
Money market and savings	5,515,052	-	-	-	5,515,052
Time deposits	311,315	336,066	215,426	-	862,807
Federal funds purchased	-	-	-	64,726	64,726
Other borrowings	1,618,798	-	-	-	1,618,798
Total interest-bearing liabilities	9,291,104	336,066	215,426	64,726	9,907,322
Interest sensitivity gap	$(3,504,939)	$1,480,267	$5,264,264	$792,770	$4,032,362
Cumulative sensitivity gap	$(3,504,939)	$(2,024,672)	$3,239,591	$4,032,362	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(25.14)%	(14.52)%	23.24%	28.93%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In EVE analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. After starting the year at a rate of 0.15%, the Federal Reserve increased its targeted federal funds rate by 425 basis points and ended the 2022 year at a 4.40%. At December 31, 2022, the model shows an increase in our EVE for an upward shift of 100 basis points and decrease in upward shifts of 200, 300 and 400 basis points.

The chart below identifies the EVE impact of a downward shift in rates of 100 basis points and an upward shift in rates of 100, 200, 300 and 400 basis points.

Economic Value of Equity Under Rate Shock
At December 31, 2022

	0 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$1,297,896	$1,216,129	$1,299,194	$1,283,619	$1,275,832	$1,264,151
Actual dollar change		$(81,767)	$1,298	$(14,277)	$(22,064)	$(33,745)
Percent change		(6.30)%	0.10%	(1.10)%	(1.70)%	(2.60)%

The one-year gap ratio of negative -14.52% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ServisFirst Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“allowance”) were $11.7 billion and $146.3 million as of December 31, 2022, respectively. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, current and projected economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. As further described in Notes 1 and 3 to the financial statements, to calculate the allowance, loans with similar risk characteristics are collectively evaluated in pools and loans that do not share similar risk characteristics are excluded from the collective pools and evaluated on an individual basis. Management evaluates each loan pool utilizing a discounted cash flow, probability of default / loss given default or remaining life method, depending on the nature of the loan pool. Losses are predicted over a period of time determined to be reasonable and supportable, and after such period, losses are reverted to long term historical averages. The estimated credit losses for each loan pool are then adjusted for qualitative factors not inherently considered in the quantitative analyses. Consideration is given to the following factors:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Estimating qualitative factor adjustments requires significant judgment and can either increase or decrease the quantitative model estimation.

We identified the allowance for credit losses, and more specifically the qualitative factor adjustments applied in the allowance, as a critical audit matter. The principal considerations for our determination of the qualitative factor adjustments as a critical audit matter are the subjectivity of the assumptions that management utilized in determining and applying qualitative factors in the allowance model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●

Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the determination of qualitative factor adjustments, the precision of management’s review and approval of the resulting estimate, and testing of the model’s performance.

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

●	Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model and to evaluate the reasonableness of assumptions and judgments used in forecast components.

●

Analyzed the total qualitative factor adjustment applied to each loan pool, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan pools and evaluated the appropriateness and level of the total qualitative factor adjustment applied in the overall allowance.

/s/ FORVIS, LLP

(Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ServisFirst Bancshares, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated February 28, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly, Dixon Hughes Goodman LLP)

Atlanta, Georgia

February 28, 2023

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$106,317	$56,934
Interest-bearing balances due from depository institutions	708,221	4,106,790
Federal funds sold	1,515	58,372
Cash and cash equivalents	816,053	4,222,096
Available for sale debt securities, at fair value	644,815	842,570
Held to maturity debt securities (fair value of $935,953 at December 31, 2022 and $466,286 at December 31, 2021)	1,034,121	462,957
Restricted equity securities	7,734	7,311
Mortgage loans held for sale	1,607	1,114
Loans	11,687,968	9,532,934
Less allowance for credit losses	(146,297)	(116,660)
Loans, net	11,541,671	9,416,274
Premises and equipment, net	59,850	60,300
Accrued interest and dividends receivable	48,422	34,831
Deferred tax asset, net	60,448	37,772
Other real estate owned and repossessed assets	248	1,208
Bank owned life insurance contracts	287,752	283,074
Goodwill and other identifiable intangible assets	13,615	13,638
Other assets	79,417	65,661
Total assets	$14,595,753	$15,448,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$3,321,347	$4,799,767
Interest-bearing	8,225,458	7,653,069
Total deposits	11,546,805	12,452,836
Federal funds purchased	1,618,798	1,711,777
Other borrowings	64,726	64,706
Accrued interest and dividends payable	18,615	13,619
Other liabilities	48,913	53,853
Total liabilities	13,297,857	14,296,791
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2022 and December 31, 2021	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized, 54,326,527 shares issued and outstanding at December 31, 2022; and 100,000,000 shares authorized, 54,227,060 shares issued and outstanding at December 31, 2021	54	54
Additional paid-in capital	229,693	226,397
Retained earnings	1,109,902	911,008
Accumulated other comprehensive (loss) income	(42,253)	14,056
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,297,396	1,151,515
Noncontrolling interest	500	500
Total stockholders' equity	1,297,896	1,152,015
Total liabilities and stockholders' equity	$14,595,753	$15,448,806

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$499,691	$385,721	$362,664
Taxable securities	40,722	25,413	22,122
Nontaxable securities	137	302	739
Federal funds sold	1,556	29	332
Other interest and dividends	17,209	4,840	3,165
Total interest income	559,315	416,305	389,022
Interest expense:
Deposits	59,396	26,569	45,230
Borrowed funds	29,027	5,233	5,755
Total interest expense	88,423	31,802	50,985
Net interest income	470,892	384,503	338,037
Provision for credit losses	37,607	31,517	42,434
Net interest income after provision for credit losses	433,285	352,986	295,603
Noninterest income:
Service charges on deposit accounts	8,033	6,839	7,528
Mortgage banking	2,438	7,340	8,747
Credit card income	9,917	7,347	5,916
Securities (losses) gains	(6,168)	620	-
Increase in cash surrender value life insurance	6,478	6,642	6,310
Other operating income	12,661	4,664	1,615
Total noninterest income	33,359	33,452	30,116
Noninterest expenses:
Salaries and employee benefits	77,952	67,728	61,414
Equipment and occupancy expense	12,319	11,404	10,070
Third party processing and other services	27,333	16,362	13,778
Professional services	4,277	3,891	4,242
FDIC and other regulatory assessments	4,565	5,679	4,354
Other real estate owned expense	295	868	2,163
Other operating expenses	31,075	27,157	15,490
Total noninterest expenses	157,816	133,089	111,511
Income before income taxes	308,828	253,349	214,208
Provision for income taxes	57,324	45,615	44,639
Net income	251,504	207,734	169,569
Dividends on preferred stock	62	62	63
Net income available to common stockholders	$251,442	$207,672	$169,506
Basic earnings per common share	$4.63	$3.83	$3.15
Diluted earnings per common share	$4.61	$3.82	$3.13

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$251,504	$207,734	$169,569
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains arising during period from securities available for sale, net of tax of $(19,336), $(2,705) and $3,845 for 2022, 2021, and 2020, respectively	(59,768)	(10,181)	14,469
Amortization of net unrealized (losses) on securities transferred from available-for-sale to held-to-maturity, net of tax of ($375) and ($319) for 2022 and 2021, respectively	(1,414)	(1,196)	-
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity net of tax of $1,480 for 2021	-	5,705	-
Reclassification adjustment for net losses (gains) on call and sale of securities, net of tax of $1,295 and $(130), for 2022 and 2021, respectively	4,873	(490)	-
Other comprehensive (loss) income, net of tax	(56,309)	(6,162)	14,469
Comprehensive income	$195,195	$201,572	$184,038

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
Year Ended December 31,

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non- controlling Interest	Total Stockholders' Equity
Balance, January 1, 2020	53,623,740	$-	$54	$219,766	$616,611	$5,749	$502	$842,682
Common dividends paid, $0.525 per share	-	-	-	-	(28,230)	-	-	(28,230)
Common dividends declared, $0.20 per share	-	-	-	-	(10,787)	-	-	(10,787)
Preferred dividends paid	-	-	-	-	(63)	-	-	(63)
Exit tax credit partnership	-	-	-	-	-	-	(2)	(2)
Impact of adopting ASC 326	-	-	-	-	1,124	-	-	1,124
Issue restricted shares pursuant to stock incentives, net of forfeitures	33,195	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	286,816	-	-	3,487	-	-	-	3,487
16,862 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(729)	-	-	-	(729)
Stock-based compensation expense	-	-	-	1,332	-	-	-	1,332
Other comprehensive income, net of tax	-	-	-	-	-	14,469	-	14,469
Net income	-	-	-	-	169,569	-	-	169,569
Balance, December 31, 2020	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.60 per share	-	-	-	-	(32,520)	-	-	(32,520)
Common dividends declared, $0.23 per share	-	-	-	-	(12,472)	-	-	(12,472)
Preferred dividends paid	-	-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	104	-	-	104
Issue restricted shares pursuant to stock incentives, net of forfeitures	57,570	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	225,739	-	-	3,534	-	-	-	3,534
52,461 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(2,848)	-	-	-	(2,848)
Stock-based compensation expense	-	-	-	1,855	-	-	-	1,855
Other comprehensive (loss), net of tax	-	-	-	-	-	(6,162)	-	(6,162)
Net income	-	-	-	-	207,734	-	-	207,734
Balance, December 31, 2021	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.69 per share	-	-	-	-	(37,470)	-	-	(37,470)
Common dividends declared, $0.28 per share	-	-	-	-	(15,211)	-	-	(15,211)
Preferred dividends paid	-	-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	133	-	-	133
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,765	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	56,702	-	-	1,232	-	-	-	1,232
13,798 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,143)	-	-	-	(1,143)
Stock-based compensation expense	-	-	-	3,207	-	-	-	3,207
Other comprehensive (loss), net of tax	-	-	-	-	-	(56,309)	-	(56,309)
Net income	-	-	-	-	251,504	-	-	251,504
Balance, December 31, 2022	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$251,504	$207,734	$169,569
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax	(2,615)	(5,061)	(9,727)
Provision for credit losses	37,607	31,517	42,434
Depreciation	4,100	4,118	3,832
Accretion on acquired loans	157	43	(100)
Amortization of core deposit intangible	23	270	271
Amortization of investments in tax credit partnerships	11,716	6,840	-
Net amortization of debt securities available for sale	2,581	14,665	5,605
(Increase) decrease in accrued interest and dividends receivable	(13,591)	2,010	(10,579)
Stock-based compensation expense	3,207	1,855	1,332
Increase in accrued interest and dividends payable	4,996	1,298	387
Proceeds from sale of mortgage loans held for sale	50,922	234,086	284,881
Originations of mortgage loans held for sale	(48,977)	(213,435)	(284,247)
Loss (gain) on sale of securities available for sale	6,168	(620)	-
Gain on sale of mortgage loans held for sale	(2,438)	(7,340)	(8,747)
Net (gain) loss on sale of other real estate owned and repossessed assets	(501)	288	(8)
Write down of other real estate owned and repossessed assets	225	845	1,861
Operating losses of tax credit partnerships	-	4	4
Increase in cash surrender value of life insurance contracts	(6,478)	(6,642)	(6,310)
Net change in other assets, liabilities, and other operating activities	(25,980)	(6,144)	832
Net cash provided by operating activities	272,627	266,331	191,290
INVESTMENT ACTIVITIES
Purchases of debt securities available for sale	(76,360)	(416,903)	(334,596)
Proceeds from maturities, calls and paydowns of debt securities available for sale	115,750	177,166	220,993
Proceeds from sale of debt securities available for sale	75,036	5,000	-
Purchases of debt securities held to maturity	(648,266)	(290,769)	-
Proceeds from maturities, calls and paydowns of debt securities held to maturity	75,311	94,797	-
Purchases of restricted equity securities	(423)	(7,311)	-
Investment in tax credit partnerships and SBIC	(20,277)	(43,912)	(636)
Return of capital from tax credit partnerships and SBIC	434	-	-
Increase in loans	(2,164,114)	(1,072,363)	(1,236,698)
Purchases of premises and equipment	(3,650)	(9,449)	(2,305)
Purchase of bank owned life insurance contracts	-	(45)	(60,682)
Proceeds from death benefit of bank owned life insurance contracts	2,153	-	-
Proceeds from sale of other real estate owned and repossessed assets	2,282	2,695	2,853
Expenditures for other real estate owned	(93)	-	-
Net cash used in investing activities	(2,642,217)	(1,561,094)	(1,411,071)
FINANCING ACTIVITIES
Net (decrease) increase in non-interest-bearing deposits	(1,478,420)	2,010,995	1,038,893
Net increase in interest-bearing deposits	572,389	466,117	1,406,398
Net (decrease) increase in federal funds purchased	(92,979)	860,232	380,796
Proceeds from issuance of 4% Subordinated Notes due October 21, 2030, net of issuance cost	-	-	34,750
Repayment of 5% Subordinated Notes due July 15, 2025	-	-	(34,710)
Proceeds from exercise of stock options	1,232	3,534	3,487
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,143)	(2,848)	(729)
Dividends paid on common stock	(37,470)	(32,520)	(28,230)
Dividends paid on preferred stock	(62)	(62)	(63)
Net cash (used in) provided by financing activities	(1,036,453)	3,305,448	2,800,592
Net (decrease) increase in cash and cash equivalents	(3,406,043)	2,010,685	1,580,811
Cash and cash equivalents at beginning of period	4,222,096	2,211,411	630,600
Cash and cash equivalents at end of period	$816,053	$4,222,096	$2,211,411
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$83,427	$30,504	$50,598
Income taxes	68,665	56,651	50,867
Income tax refund	(142)	(3)	(47)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,046	$2,318	$2,945
Internally financed sale of other real estate owned	-	3,779	40
Debt securities available for sale transferred to held to maturity	-	261,026	-
Dividends on nonvested restricted stock reclassified as compensation expense	133	104	-
Dividends declared	15,211	12,472	10,787

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan and Mobile, Alabama, Pensacola, Sarasota, Tallahassee, and Tampa Bay, Florida, Atlanta, Georgia, Charleston, South Carolina, Charlotte and Asheville, North Carolina and Nashville, Tennessee markets. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF TN Realty Holdings, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 11.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Non-controlling interest consists of preferred shares in the Company's real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. that are owned by third parties.  The preferred shares in the real estate investment trusts receive dividends, which are included in the consolidated statements of income shown as income to non-controlling interest, and are redeemable at the Company's option.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2022 and 2021.

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

Allowance for Credit Losses (“ACL”) and Impairment of Debt Securities

As described below under Recently Adopted Accounting Pronouncements, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) Accounting Standard Codification (“ASC”) 326 effective January 1, 2020.

ACL – Debt Securities Held to Maturity

Management uses a systematic methodology to determine its ACL for held-to-maturity debt securities. The ACL is a contra-asset valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether an ACL would need to be recorded. As of December 31, 2022 and 2021, the Company had $1.03 billion and $463.0 million, respectively, of held-to-maturity securities and no related ACL recorded, respectively.

Impairment of Debt Securities Available for Sale

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

Adjustments to the allowance are reported in the income statement as a component of credit loss expense. Debt securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by the Company or when either of the aforementioned criteria regarding intent or requirement to sell is met specifically for available-for-sale debt securities.

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

ACL – Unfunded Loan Commitments

The ACL is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The ACL is reported as a component of other liabilities within the Consolidated Balance Sheets. Adjustments to the ACL for unfunded commitments are reported in the Consolidated Income Statements  as a component of other operating expense.

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

Leases

The Company leases certain office space and equipment under operating leases. Leases are recognized as a liability to make lease payments and as an asset representing the right to use the asset during the lease term, or “lease liability” and “right-of-use asset,” respectively. The lease liability is measured as the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate.  The Company reports its right-of-use assets in other assets and its lease liabilities in other liabilities within the Consolidated Balance Sheets.

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

The Company does not recognize short-term leases on its Consolidated Balance Sheets.  A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised.

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

Goodwill and Other Identifiable Intangible Assets

The Company has recorded $13.6 million of goodwill at December 31, 2022 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the carrying value of a reporting unit exceeds its fair value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

Other identifiable intangible assets include a core deposit intangible recorded in connection with the acquisition of Metro Bancshares, Inc. The core deposit intangible was fully amortized as of January of 2022.

Derivatives and Hedging Activities

As part of its overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. All derivative instruments are carried at fair value on the Consolidated Balance Sheets. Accounting standards provide special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under this accounting standard.

The Company designates the derivative on the date the derivative contract is entered into as a hedge of the (1) fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair-value” hedge) or (2) a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as a fair-value hedge, and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The changes in a derivative’s fair value for a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, as necessary, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is re-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively and the derivative will continue to be carried on the balance sheet at its fair value with all changes in fair value being recorded in earnings but with no offsetting fair value adjustment being recorded on the hedged item. For a discontinued cash flow hedge the change in fair value is no longer recorded in other comprehensive income.

The Company uses derivatives to hedge interest rate exposures associated with mortgage loan originations. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives.  In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process.  The fair values of the Company’s rate lock commitments to customers as of December 31, 2022 and 2021 were not material and have not been recorded.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance requires recognition of revenue to depict the transfer of goods or services from contracts with customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

While the majority of the Company’s revenue-generating transactions are excluded from the model for contracts with customers, including revenue generated from financial instruments, such as securities and loans, relevant revenue-generating transactions are classified within non-interest income and are described as follows:

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

Other non-interest income primarily includes income on bank owned life insurance contracts, letter of credit fees and gains on sale of loans held for sale.

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

The Company uses the provisions of ASC 740-10, Income Taxes. ASC 740-10 establishes a single model to address accounting for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There is a two-step process in the evaluation of a tax position. The first step is recognition. A Company determines whether it is more likely than not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

At December 31, 2022, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors. The plan has been accounted for under the provisions of GAAP with respect to employee stock options, restricted stock and performance-based stock. Specifically, awards are accounted for using the fair value-based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to stock options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award. Performance shares represent the opportunity to earn shares of the Company’s common stock after a prescribed period and based on the relative market performance of the Company’s stock, subject to the recipient’s continued employment through the end of the performance period. The actual shares earned under the performance shares units generally range between zero and 150% of the target level award, depending on the total stockholder return (TSR) of the Company over the performance period ranked relative to the TSR of a defined peer group of companies. A Monte Carlo simulation is used to estimate the fair value of the performance shares as of the valuation date. Compensation expense is recognized regardless of the extent to which the market condition is satisfied.

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

Loan Commitments and Related Financial Instruments

Financial instruments, which include credit card arrangements, commitments to make loans and standby letters of credit, are issued to meet customer financing needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.  Instruments such as stand-by letters of credit are considered, and accounted for as, financial guarantees.  The fair value of these financial guarantees is not material.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Accumulated comprehensive (loss) income, which is recognized as a separate component of equity, includes unrealized gains and losses on available-for-sale debt securities and amortization of unrealized gains and losses on debt securities transferred from available-for-sale to held-to-maturity at the time of transfer. Amounts reported as accumulated comprehensive income are shown net of taxes.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $447,000, $499,000 and $338,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Financial institutions and other organizations now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted ASC 326 effective January 1, 2020. Amounts reported for periods beginning on or after January 1, 2020 are presented under ASC 326, except quarterly periods in 2020, which were not restated under CECL and all prior period information is presented in accordance with previously applicable GAAP. Based on prevailing economic conditions and forecasts as of January 1, 2020, the Company recognized a cumulative net increase to retained earnings of $1.1 million, net of tax, attributable to a decrease in the allowance for credit losses of $2.0 million, an increase in the allowance for off balance sheet credit exposures of $500,000, and a decrease in deferred tax assets of $376,000. This was the result of implementing a more quantitative methodology. The commercial, financial, and agricultural loan category decreased $8.2 million due to the portfolio primarily consisting of loans with generally short contractual maturities. This was partially offset by an increase of $6.2 million in the real estate – construction loan category due to the application of peer loss rates within the discounted cash flow pool reserve methodology. Peer historical loss rates were utilized to better align with loss expectations given the Company’s low historical loss experience in this category.

In  March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be effective for a limited time, starting  March 12, 2020 through  December 31, 2024 as recently amended by the FASB. The Company has identified a replacement reference rate established by the American Financial Exchange. This rate is based on an active market of daily fund trading among participant banks. The Company is applying the guidance provided by this ASU in transitioning to the new reference rate.

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

In  July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments, which amends guidance so that lessors are no longer required to record a selling loss at lease commencement for a lease with any variable lease payments that do not depend on an index or rate. A lessor would classify such leases as an operating lease rather than a sales-type or direct financing lease. The adoption of ASU 2021-05 as of January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate whether all modifications represent a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of loans made to borrowers experiencing financial difficulty. These amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The update is effective for entities that have adopted ASU No. 2016-13 (the CECL model) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except that an entity has the option to apply a modified retrospective transition method to the recognition and measurement of TDRs. Early adoption is permitted if an entity has adopted ASU No. 201613, including adoption in an interim period as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact of adopting the update on its financial statements and disclosures and is currently planning to adopt effective January 1, 2023.

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

NOTE 2.         DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2022 and 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
December 31, 2022	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$3,002	$-	$(33)	$2,969
Government Agency Securities	9	-	-	9
Mortgage-backed securities	282,480	5	(32,782)	249,703
State and municipal securities	15,205	1	(1,597)	13,609
Corporate debt	406,680	-	(28,155)	378,525
Total	$707,376	$6	$(62,567)	$644,815
Debt Securities Held to Maturity
U.S. Treasury Securities	$507,151	$-	$(36,197)	$470,954
Mortgage-backed securities	518,929	7	(60,960)	457,976
State and municipal securities	8,041	-	(1,018)	7,023
Total	$1,034,121	$7	$(98,175)	$935,953

December 31, 2021
Debt Securities Available for Sale
U.S Treasury Securities	$9,003	$101	$-	$9,104
Government Agency Securities	6,022	19	-	6,041
Mortgage-backed securities	424,372	3,474	(2,685)	425,161
State and municipal securities	21,531	173	(70)	21,634
Corporate debt	369,618	11,659	(647)	380,630
Total	$830,546	$15,426	$(3,402)	$842,570
Debt Securities Held to Maturity
U.S. Treasury Securities	$149,263	$25	$(668)	$148,620
Mortgage-backed securities	310,641	5,251	(1,271)	314,621
State and municipal securities	3,053	2	(10)	3,045
Total	$462,957	$5,278	$(1,949)	$466,286

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

At December 31, 2022 and 2021, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2022 and 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$24,712	$24,432	$32,913	$33,232
Due from one to five years	58,554	57,092	31,760	32,307
Due from five to ten years	338,630	311,100	338,407	348,594
Due after ten years	3,000	2,488	3,094	3,276
Mortgage-backed securities	282,480	249,703	424,372	425,161
	$707,376	$644,815	$830,546	$842,570

Debt securities held to maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	386,465	366,095	49,663	49,419
Due from five to ten years	128,477	111,632	102,403	101,996
Due after ten years	-	-	-	-
Mortgage-backed securities	518,929	457,976	310,641	314,621
	$1,034,121	$935,953	$462,957	$466,286

The following table identifies the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months, as of December 31, 2022 and 2021.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2022
Debt Securities available for sale
U.S. Treasury Securities	$(33)	$2,969	$-	$-	$(33)	$2,969
Government Agency Securities	-	9	-	-	-	9
Mortgage-backed securities	(3,473)	60,234	(29,309)	189,109	(32,782)	249,343
State and municipal securities	(186)	5,283	(1,411)	7,880	(1,597)	13,163
Corporate debt	(18,566)	304,254	(9,589)	63,411	(28,155)	367,666
Total	$(22,258)	$372,749	$(40,309)	$260,400	$(62,567)	$633,150
Debt Securities held to maturity
U.S. Treasury Securities	$(12,662)	$295,383	$(23,537)	$175,570	$(36,197)	$470,953
Mortgage-backed securities	(31,367)	278,746	(29,592)	174,842	(60,960)	453,588
State and municipal securities	(544)	4,443	(474)	2,330	(1,018)	6,773
Total	$(44,573)	$578,572	$(53,603)	$352,742	$(98,175)	$931,314
December 31, 2021
Debt Securities available for sale
Mortgage-backed securities	$(2,685)	$303,297	$-	$-	$(2,685)	$303,297
State and municipal securities	(61)	5,198	(9)	228	(70)	5,426
Corporate debt	(647)	61,677	-	-	(647)	61,677
Total	$(3,393)	$370,172	$(9)	$228	$(3,402)	$370,400
Debt Securities held to maturity
U.S. Treasury Securities	$(668)	$123,698	$-	$-	$(668)	$123,698
Mortgage-backed securities	(1,271)	134,192	-	-	(1,271)	134,192
State and municipal securities	(10)	482	-	-	(10)	482
Total	$(1,949)	$258,372	$-	$-	$(1,949)	$258,372

At December 31, 2022 and 2021, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2022 and 2021, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at December 31, 2022 and 2021. All debt securities in an unrealized loss position as of December 31, 2022 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales and calls of debt securities.

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Sale and call proceeds	$75,036	$6,272	$27,857
Gross realized gains	$-	$620	$-
Gross realized losses	(6,168)	-	-
Net realized (loss) gain	$(6,168)	$620	$-

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2022 and 2021 was $789.3 million and $481.3 million, respectively.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for Paycheck Protection Program (“PPP”) loans to be made by banks to employers with less than 500 employees if they continued to employ their existing workers. The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provided additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP. Effective May 28, 2021, the PPP was closed to new applications. The Company funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. PPP loan origination fees recorded to interest income totaled $7.7 million and$27.3 million for the years ended December 31, 2022 and 2021, respectively. PPP loans outstanding totaled $2.0 million and $230.2 million at December 31, 2022 and 2021, respectively. PPP loans are included within the commercial, financial and agricultural loan category in the table below.

The composition of loans at December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021

	(In Thousands)
Commercial, financial and agricultural	$3,145,317	$2,984,053
Real estate - construction	1,532,388	1,103,076
Real estate - mortgage:
Owner-occupied commercial	2,199,280	1,874,103
1-4 family mortgage	1,146,831	826,765
Other mortgage	3,597,750	2,678,084
Total real estate - mortgage	6,943,861	5,378,952
Consumer	66,402	66,853
Total Loans	11,687,968	9,532,934
Less: Allowance for credit losses	(146,297)	(116,660)
Net Loans	$11,541,671	$9,416,274

Changes in the ACL during the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020

	(In Thousands)
Balance, beginning of year	$116,660	$87,942	$76,584
Impact of adopting ASC 326	-	-	(2,000)
Loans charged off	(10,137)	(4,114)	(29,568)
Recoveries	2,167	1,315	492
Provision for credit losses	37,607	31,517	42,434
Balance, end of year	$146,297	$116,660	$87,942

As described in Note 1, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the current expected credit losses (“CECL”) methodology, the allowance for credit losses ("ACL") is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At December 31, 2022 and 2021, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At December 31, 2022, the Company expects the national unemployment rate to rise during the forecast period with a declining national GDP growth rate compared to December 31, 2021.

The Company uses a loss-rate method to estimate expected credit losses for its C&I revolving lines of credit and  and a remaining life methodology on credit card pools.  The C&I revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding pool balance. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool.  Management has applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature.  An expected loss ratio is applied based on internal and peer historical losses.

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

Changes in the allowance for credit losses, segregated by loan type, during the years ended December 31, 2022 and 2021, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Twelve Months Ended December 31, 2022
Allowance for credit losses:
Balance at December 31, 2021	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(9,256)	-	(221)	(660)	(10,137)
Recoveries	2,012	-	-	155	2,167
Provision	8,205	15,895	13,044	463	37,607
Balance at December 31, 2022	$42,830	$42,889	$58,652	$1,926	$146,297

	Twelve Months Ended December 31, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(3,453)	(14)	(279)	(368)	(4,114)
Recoveries	1,135	52	85	43	1,315
Provision	7,817	10,899	12,301	500	31,517
Balance at December 31, 2021	$41,869	$26,994	$45,829	$1,968	$116,660

We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $575,000 and $1.3 million at December 31, 2022 and 2021, respectively.  The provision expense for unfunded commitments was reduced by $1.4 million for the year ended December 31, 2022 and was reduced by $1.7 million for the year ended December 31, 2021.

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

The tables below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2022 and 2021:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$691,817	$502,648	$223,096	$144,587	$78,477	$134,893	$1,267,333	$3,042,851
Special Mention	6,906	3,737	1,101	1,748	570	898	29,516	44,476
Substandard	200	-	379	9,501	16,329	16,595	14,986	57,990
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial and agricultural	$698,923	$506,385	$224,576	$155,836	$95,376	$152,386	$1,311,835	$3,145,317

Real estate - construction
Pass	$618,578	$638,126	$156,834	$15,197	$12,063	$14,847	$72,172	$1,527,817
Special Mention	2,500	-	-	-	-	873	-	3,373
Substandard	-	-	-	-	1,198	-	-	1,198
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$621,078	$638,126	$156,834	$15,197	$13,261	$15,720	$72,172	$1,532,388

Owner-occupied commercial
Pass	$424,321	$496,298	$352,375	$199,987	$157,204	$477,926	$64,152	$2,172,263
Special Mention	2,362	-	-	2,723	4,682	6,917	1,687	18,371
Substandard	-	-	-	73	-	8,573	-	8,646
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$426,683	$496,298	$352,375	$202,783	$161,886	$493,416	$65,839	$2,199,280

1-4 family mortgage
Pass	$388,778	$273,515	$93,272	$52,209	$28,999	$57,512	$243,302	$1,137,587
Special Mention	315	445	816	375	294	881	2,854	5,980
Substandard	-	279	404	648	346	1,224	363	3,264
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$389,093	$274,239	$94,492	$53,232	$29,639	$59,617	$246,519	$1,146,831

Other mortgage
Pass	$1,027,747	$976,208	$517,392	$380,104	$130,228	$470,699	$75,669	$3,578,047
Special Mention	231	-	-	-	-	7,161	-	7,392
Substandard	-	-	-	130	4,569	7,612	-	12,311
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$1,027,978	$976,208	$517,392	$380,234	$134,797	$485,472	$75,669	$3,597,750

Consumer
Pass	$21,132	$5,845	$4,203	$1,759	$440	$2,988	$30,021	$66,388
Special Mention	-	-	-	-	-	14	-	14
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$21,132	$5,845	$4,203	$1,759	$440	$3,002	$30,021	$66,402

Total Loans
Pass	$3,172,373	$2,892,640	$1,347,172	$793,843	$407,411	$1,158,865	$1,752,649	$11,524,953
Special Mention	12,314	4,182	1,917	4,846	5,546	16,744	34,057	79,606
Substandard	200	279	783	10,352	22,442	34,004	15,349	83,409
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$3,184,887	$2,897,101	$1,349,872	$809,041	$435,399	$1,209,613	$1,802,055	$11,687,968

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$800,822	$294,841	$209,086	$130,579	$114,870	$127,572	$1,216,153	$2,893,923
Special Mention	1,245	1,323	942	846	915	784	19,801	25,856
Substandard	-	387	10,039	1,741	1,501	7,966	42,640	64,274
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial	-	-	-	-	-	-	-	-
and agricultural	$802,067	$296,551	$220,067	$133,166	$117,286	$136,322	$1,278,594	$2,984,053

Real estate - construction
Pass	$597,497	$260,723	$110,671	$16,452	$13,704	$17,356	$76,662	$1,093,065
Special Mention	-	-	6,594	2,500	-	917	-	10,011
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$597,497	$260,723	$117,265	$18,952	$13,704	$18,273	$76,662	$1,103,076

Owner-occupied commercial
Pass	$406,473	$352,642	$231,197	$182,812	$162,648	$430,638	$96,860	$1,863,270
Special Mention	101	-	2,417	779	476	2,688	-	6,461
Substandard	-	-	-	-	-	4,372	-	4,372
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$406,574	$352,642	$233,614	$183,591	$163,124	$437,698	$96,860	$1,874,103

1-4 family mortgage
Pass	$299,686	$117,579	$68,044	$46,954	$37,374	$37,970	$210,338	$817,945
Special Mention	-	1,000	517	116	260	912	3,033	5,838
Substandard	-	150	593	241	231	611	1,156	2,982
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$299,686	$118,729	$69,154	$47,311	$37,865	$39,493	$214,527	$826,765

Other mortgage
Pass	$882,849	$481,012	$411,426	$174,700	$272,555	$353,621	$81,202	$2,657,365
Special Mention	-	-	130	376	2,720	4,656	-	7,882
Substandard	-	-	-	4,497	8,340	-	-	12,837
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$882,849	$481,012	$411,556	$179,573	$283,615	$358,277	$81,202	$2,678,084

Consumer
Pass	$16,303	$4,845	$2,896	$983	$903	$3,649	$37,250	$66,829
Special Mention	-	-	-	-	-	24	-	24
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$16,303	$4,845	$2,896	$983	$903	$3,673	$37,250	$66,853

Total Loans
Pass	$3,003,630	$1,511,642	$1,033,320	$552,480	$602,054	$970,806	$1,718,465	$9,392,397
Special Mention	1,346	2,323	10,600	4,617	4,371	9,981	22,834	56,072
Substandard	-	537	10,632	6,479	10,072	12,949	43,796	84,465
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$3,004,976	$1,514,502	$1,054,552	$563,576	$616,497	$993,736	$1,785,095	$9,532,934

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2022 and 2021 are as follows:

December 31, 2022	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,138,014	$7,303	$3,145,317
Real estate - construction	1,532,388	-	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,195,968	3,312	2,199,280
1-4 family mortgage	1,144,713	2,118	1,146,831
Other mortgage	3,592,732	5,018	3,597,750
Total real estate - mortgage	6,933,413	10,448	6,943,861
Consumer	66,312	90	66,402
Total	$11,670,127	$17,841	$11,687,968

December 31, 2021	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,979,671	$4,382	$2,984,053
Real estate - construction	1,103,076	-	1,103,076
Real estate - mortgage:
Owner-occupied commercial	1,873,082	1,021	1,874,103
1-4 family mortgage	824,756	2,009	826,765
Other mortgage	2,673,428	4,656	2,678,084
Total real estate - mortgage	5,371,266	7,686	5,378,952
Consumer	66,824	29	66,853
Total	$9,520,837	$12,097	$9,532,934

Loans by past due status as of December 31, 2022 and 2021 are as follows:

December 31, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$1,075	$409	$195	$1,679	$7,108	$3,136,530	$3,145,317	$3,238
Real estate - construction	-	711	-	711	-	1,531,677	1,532,388	-
Real estate - mortgage:
Owner-occupied commercial	83	452	-	535	3,312	2,195,433	2,199,280	57
1-4 family mortgage	405	580	594	1,579	1,524	1,143,728	1,146,831	491
Other mortgage	231	-	4,512	4,743	506	3,592,501	3,597,750	-
Total real estate - mortgage	719	1,032	5,106	6,857	5,342	6,931,662	6,943,861	548
Consumer	174	128	90	392	-	66,010	66,402	621
Total	$1,968	$2,280	$5,391	$9,639	$12,450	$11,665,879	$11,687,968	$4,407

December 31, 2021	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$516	$77	$39	$632	$4,343	$2,979,078	2,984,053	$2,059
Real estate - construction	-	-	-	-	-	1,103,076	1,103,076	-
Real estate - mortgage:
Owner-occupied commercial	143	-	-	143	1,021	1,872,939	1,874,103	1,021
1-4 family mortgage	-	703	611	1,314	1,398	824,053	826,765	483
Other mortgage	-	-	4,656	4,656	-	2,673,428	2,678,084	-
Total real estate - mortgage	143	703	5,267	6,113	2,419	5,370,420	5,378,952	1,504
Consumer	93	23	29	145	-	66,708	66,853	-
Total	$752	$803	$5,335	$6,890	$6,762	$9,519,282	9,532,934	$3,563

There was no interest earned on nonaccrual loans for the years ended December 31, 2022 and 2021.

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

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,061	$12,092	$837	$24,998	$57,988	$9,910
Real estate - construction	-	-	-	1,198	1,198	7
Real estate - mortgage:
Owner-occupied commercial	8,573	-	-	74	8,647	154
1-4 family mortgage	3,260	-	-	-	3,260	316
Other mortgage	12,311	-	-	-	12,311	-
Total real estate - mortgage	24,144	-	-	74	24,218	470
Total	$44,205	$12,092	$837	$26,270	$83,404	$10,387

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$13,067	$5,075	$18,533	$27,599	$64,274	$9,727
Real estate - mortgage:
Owner-occupied commercial	4,372	-	-	-	4,372	1,371
1-4 family mortgage	2,982	-	-	-	2,982	163
Other mortgage	12,837	-	-	-	12,837	31
Total real estate - mortgage	20,191	-	-	-	20,191	1,565
Total	$33,258	$5,075	$18,533	$27,599	$84,465	$11,292

On March 22, 2020, an Interagency Statement was issued by banking regulators that encouraged financial institutions to work prudently with borrowers who were or may have been unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provided that a qualified loan modification was exempt by law from classification as a Troubled Debt Restructurings (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that was 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that wa 60 days after the date on which the national COVID-19 emergency terminates. In accordance with such guidance, the Bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. As of December 31, 2021, there were 12 loans outstanding totaling $1.5 million that had payment deferrals in connection with the COVID-19 relief provided by the CARES Act. At December 31, 2022, there were no loans with payment deferrals in connection with COVID-19 relief.

TDRs at December 31, 2022 and 2021 totaled $2.5 million and $2.6 million, respectively. The following tables present loans modified in a TDR during the periods presented by portfolio segment and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

Year Ended December 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$444	$444
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	-	-	-
Consumer	-	-	-
	3	$444	$444

Year ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In Thousands)
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$1,155	$1,155
Real estate - construction	-	-	-
Real estate - mortgage:
Owner-occupied commercial	1	991	991
1-4 family mortgage	-	-	-
Other mortgage	-	-	-
Total real estate - mortgage	1	991	991
Consumer	-	-	-
	3	$2,146	$2,146

There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the years ended December 31, 2022 and December 31, 2021, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
	(In Thousands)
Balance, beginning of year	$51,180	$36,969
Additions	-	3,168
Advances	103,513	90,553
Repayments	(102,085)	(79,445)
Removal	-	(65)
Balance, end of year	$52,608	$51,180

NOTE 4.         FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2022, 2021 and 2020 follows:

	2022	2021	2020
	(In Thousands)
Balance at beginning of year	$1,208	$6,497	$8,178
Transfers from loans and capitalized expenses	1,045	2,318	2,985
Foreclosed properties sold	(2,281)	(6,474)	(2,813)
Write downs and partial liquidations	276	(1,133)	(1,853)
Balance at end of year	$248	$1,208	$6,497

NOTE 5.         PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
Land	$5,809	$5,830
Building	38,319	38,261
Furniture and equipment	32,454	31,183
Leasehold improvements	13,773	13,400
Construction in progress	1,933	62
Total premises and equipment, cost	92,288	88,736
Accumulated depreciation	(32,438)	(28,436)
Total premises and equipment, net	$59,850	$60,300

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2022, 2021 and 2020 were $4.1 million, $4.1million, and $3.8 million, respectively.

NOTE 6.         LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheet.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2022	December 31, 2021
Right-of-use assets	$18,816	$17,916
Lease liabilities	$19,614	$18,549
Weighted average remaining lease term	6.6	6.8
Weighted average discount rate	2.81%	2.46%

Lease costs during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Operating lease cost	$4,379	$4,009
Short-term lease cost	68	-
Variable lease cost	610	430
Sublease income	(40)	(94)
Net lease cost	$5,017	$4,345

The following table reconciles future undiscounted lease payments due under non-cancelable leases to the aggregate lease liability as of December 31, 2022:

(In Thousands)
2023	$4,281
2024	3,360
2025	3,249
2026	2,626
2027	2,132
Thereafter	6,042
Total lease payments	$21,690
Less: imputed interest	(2,076)
Present value of operating lease liabilities	$19,614

NOTE 7.         VARIABLE INTEREST ENTITIES (VIEs)

The Company utilizes special purpose entities (SPEs) that constitute investments in limited partnerships that undertake certain development projects to achieve federal and state tax credits. These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that absorbs the majority of the economic risks and rewards of the VIE. To determine whether it must consolidate a VIE, the Company analyzes the design of the VIE to identify the sources of variability within the VIE, including an assessment of the nature of risks created by the assets and other contractual obligations of the VIE, and determines whether it will absorb a majority of that variability and has the power to direct the activities that most significantly impact the economic performance of the entity.

The Company has invested in limited partnerships as a funding investor.  The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property.  The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended.  For each of the partnerships, the Company acts strictly in a limited partner capacity.  The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance and therefore the partnerships are not consolidated in our financial statements.  The amount of recorded investment in these partnerships as of December 31, 2022 and 2021 was $46.3 million and $69.9 million, respectively.  During 2022, the Company invested in one Federal Historic Tax Credit partnership and two Low-Income Housing Tax Credit partnerships with recorded investment in each totaling $1.2 million and $7.6 million, respectively, at December 31, 2022.  There was no recorded investment included in loans of the Company at December 31, 2022. There amount of loans included in the Company’s recorded investment at December 31, 2021 was $32.0 million.  The remaining amounts are included in other assets.

NOTE 8.         DEPOSITS

Deposits at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(In Thousands)
Noninterest-bearing demand	$3,321,347	$4,799,767
Interest-bearing checking	7,224,201	6,707,778
Savings	138,450	131,955
Time deposits, $250,000 and under	239,772	256,185
Time deposits, over $250,000	573,035	507,151
Brokered time deposits	50,000	50,000
	$11,546,805	$12,452,836

The scheduled maturities of time deposits at December 31, 2022 were as follows:

(In Thousands)
2023	$647,382
2024	132,892
2025	44,019
2026	22,573
2027	15,941
Total	$862,807

At December 31, 2022 and 2021, overdraft deposits reclassified to loans were $1.9 million and $4.0 million, respectively.

NOTE 9.          FEDERAL FUNDS PURCHASED

At December 31, 2022, the Company had $1.36 billion (excludes the Company’s federal funds purchases reported in the next paragraph) in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $1.71 billion at December 31, 2021. Rates paid on these funds were between 4.40% and 4.50% as of December 31, 2022 and 0.15% and 0.25% as of December 31, 2021.

At December 31, 2022, the Company had available lines of credit totaling approximately $963.0 million with various financial institutions for borrowing on a short-term basis, compared to $986.0 million at December 31, 2021. At December 31, 2022, the Company had $265.0 million outstanding borrowings from these lines, compared to no outstanding borrowings from these lines at December 31, 2021.

NOTE 10.         OTHER BORROWINGS

Other borrowings are comprised of:

●

$30.0 million on the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may be prepaid by the Company.

●

$34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to October 21, 2025.

Debt is reported net of unamortized issuance costs of $24,000 and $44,000 as of December 31, 2022 and 2021, respectively.

NOTE 11.          SF INTERMEDIATE HOLDING COMPANY, INC., SF HOLDING 1, INC., SF TN REALTY HOLDINGS, INC., SF REALTY 1, INC., SF FLA REALTY, INC., SF GA REALTY, INC. AND SF TN REALTY, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation.  In September 2013, the Company formed SF FLA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc.  In May 2014, the Company formed SF GA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc.  In February 2016, the Company formed SF TN Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc.  Also in February 2016, the Company formed SF Intermediate Holding Company, Inc., an Alabama corporation.  Immediately following the formation of SF Intermediate Holding Company, Inc., ServisFirst Bank assigned all of the outstanding capital stock of SF Holding 1, Inc. to SF Intermediate Holding Company, Inc., such that SF Holding 1, Inc. became a wholly-owned first tier subsidiary of SF Intermediate Holding Company, Inc. In November 2022, SF Intermediate Holding Company, Inc. formed SF TN Realty Holdings, Inc., a Delaware corporation. In December 2022, SF Holding 1, Inc. merged with and into SF TN Realty Holdings, Inc. with SF TN Realty Holdings, Inc. being the surviving entity. Following the merger, SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty are all subsidiaries of SF TN Realty Holdings, Inc.  SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty all hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank and have elected to be treated as real estate investment trusts (“REIT”) for U.S. income tax purposes.  SF Intermediate Holding Company, Inc., SF TN Realty Holdings, Inc., SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. are all consolidated into the Company.

NOTE 12.          DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in  May 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather is a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the Consolidated Balance Sheets in other assets and the change in fair value is recognized in noninterest income each quarter. At  December 31, 2022, the interest rate cap had a fair value of $4.2 million and remaining term of 0.3 years, compared to a fair value of $1.15 million and remaining term of 1.4 years at December 31, 2021.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2022 and 2021 were not material.

NOTE 13.         EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $3.2 million, $1.9 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Incentive Plan

On March 23, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the “Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan originally permitted the grant of up to 2,550,000 shares of common stock. However, upon stockholder approval during 2014, the Plan was amended in order to allow the Company to grant stock options for up to 5,550,000 shares of common stock. The Plan authorizes the grant of stock appreciation rights, restricted stock, incentive stock options, non-qualified stock options, non-stock share equivalents, performance shares or performance units and other equity-based awards. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

As of December 31, 2022, there are a total of 3,089,132 shares available to be granted under the Plan.

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

There were no grants of stock options during the years ended December 31, 2022 and 2021.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2022:
Outstanding at beginning of year	353,250	$19.28	3.8	$23,525
Exercised	(70,500)	17.96	2.2	3,592
Forfeited	(2,750)	37.94	5.4	85
Outstanding at end of year	280,000	$19.43	3.0	$14,088

Exercisable at December 31, 2022:	220,500	$14.37	2.0	$12,279

Year Ended December 31, 2021:
Outstanding at beginning of year	641,450	$18.15	4.6	$16,985
Exercised	(278,200)	12.58	2.8	20,131
Forfeited	(10,000)	38.38	5.2	466
Outstanding at end of year	353,250	$19.28	3.8	$23,525

Exercisable at December 31, 2021:	264,000	$12.89	2.8	$19,353

Year Ended December 31, 2020:
Outstanding at beginning of year	965,750	$15.20	4.9	$21,914
Exercised	(306,300)	11.38	2.9	8,854
Forfeited	(18,000)	30.79	6.1	171
Outstanding at end of year	641,450	$18.15	4.6	$16,985

Exercisable at December 31, 2020:	182,200	$12.86	3.5	$4,998

Exercisable options at December 31, 2022 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$5.00 - 6.00	40,000	$5.50	0.2	$2,536
6.00 - 7.00	41,500	6.92	1.4	2,573
15.00 - 16.00	59,000	15.45	2.0	3,154
17.00 - 18.00	21,500	17.17	2.3	1,112
18.00 - 19.00	6,000	18.49	2.7	556
19.00 - 20.00	36,000	19.16	3.1	1,791
25.00 - 26.00	4,000	25.41	3.7	174
38.00 - 39.00	12,500	38.24	4.1	383
	220,500	$14.37	2.0	$12,279

As of December 31, 2022, there was $201,000 of total unrecognized compensation cost related to non-vested stock options. As of December 31, 2022, non-vested stock options had a weighted average remaining time to vest of 1.1 years.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2022, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2022, non-vested restricted stock had a weighted average remaining time to vest of 1.9 years.

The Company periodically grants performance stock that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of performance stock is determined using a Monte Carlo simulation model on the grant date. As of December 31, 2022, there was $801,000 of total unrecognized compensation cost related to non-vested performance stock. As of December 31, 2022, non-vested performance stock had a weighted average remaining time to vest of 1.7 years.

The following table summarizes restricted stock and performance stock activity:

	Restricted Stock		Performance Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2022:
Non-vested at beginning of year	126,975	$42.28	12,437	$37.05
Granted	53,974	83.24	11,415	72.81
Vested	(28,160)	43.27	-	-
Forfeited	(11,209)	58.82	-	-
Non-vested at end of year	141,580	$56.39	23,852	$54.16

Year Ended December 31, 2021:
Non-vested at beginning of year	84,307	$34.93	-	$-
Granted	69,295	48.92	12,437	37.05
Vested	(14,274)	29.33	-	-
Forfeited	(12,353)	39.60	-	-
Non-vested at end of year	126,975	$42.28	12,437	$37.05

Year Ended December 31, 2020:
Non-vested at beginning of year	71,290	$32.24	-	$-
Granted	33,695	33.91	-	-
Vested	(20,178)	23.76	-	-
Forfeited	(500)	34.09	-	-
Non-vested at end of year	84,307	$34.93	-	$-

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees age 21 and older may participate after completion of one year of service. For employees in service with the Company at June 15, 2005, the length of service and age requirements were waived. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $1.8 million, $1.6 million, and $2.0 million for 2022, 2021 and 2020, respectively.

NOTE 14.         REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $449.8 million in dividends as of December 31, 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2022.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,326,035	9.55%	$624,986	4.50%	N/A	N/A
ServisFirst Bank	1,385,697	9.98%	624,942	4.50%	$902,694	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,326,535	9.55%	833,315	6.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.98%	833,256	6.00%	1,111,008	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,532,134	11.03%	1,111,086	8.00%	N/A	N/A
ServisFirst Bank	1,533,069	11.04%	1,111,008	8.00%	1,388,760	10.00%
Tier I Capital to Average Assets:
Consolidated	1,326,535	9.29%	570,960	4.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.71%	570,924	4.00%	713,656	5.00%

As of December 31, 2021:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,123,826	9.95%	$508,065	4.50%	N/A	N/A
ServisFirst Bank	1,185,161	10.50%	508,007	4.50%	$733,787	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,124,326	9.96%	677,420	6.00%	N/A	N/A
ServisFirst Bank	1,185,661	10.50%	677,342	6.00%	903,123	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,306,992	11.58%	903,226	8.00%	N/A	N/A
ServisFirst Bank	1,303,621	11.55%	903,123	8.00%	1,128,903	10.00%
Tier I Capital to Average Assets:
Consolidated	1,124,326	7.39%	608,880	4.00%	N/A	N/A
ServisFirst Bank	1,185,661	7.79%	608,826	4.00%	761,033	5.00%

NOTE 15.         OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Other Operating Income
ATM fee income	$618	$1,443	$1,234
Mark to market interest rate cap derivative	6,960	1,013	(656)
Gain (loss) on sale of ORE	501	(288)	8
(Loss) gain on sale of fixed assets	(12)	433	9
Death benefit of bank owned life insurance contracts	2,153	-	-
Merchant services fees	1,765	1,231	565
Other	676	832	455
Total other operating income	$12,661	$4,664	$1,615

Other Operating Expenses
Other loan expenses	$2,226	$2,744	$4,886
Customer and public relations	2,354	1,840	1,052
Sales and use tax	636	1,016	528
Write-down investment in tax credit partnerships	9,998	9,152	346
Telephone	568	453	541
Donations and contributions	749	544	506
Marketing	446	498	338
Supplies	612	504	495
Fraud and forgery losses	1,988	425	463
Directors fees	730	659	632
Postage	366	290	278
Other operational losses	2,777	197	1,677
Core processing deconverison expense	939	3,007	-
Other	6,686	5,828	3,748
Total other operating expenses	$31,075	$27,157	$15,490

NOTE 16.         INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Current tax expense:
Federal	$56,318	$45,248	$50,016
State	3,621	5,428	4,350
Total current tax expense	59,939	50,676	54,366
Deferred tax (benefit) expense:
Federal	(4,110)	(5,596)	(9,342)
State	1,495	535	(385)
Total deferred tax (benefit)	(2,615)	(5,061)	(9,727)
Total income tax expense	$57,324	$45,615	$44,639

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2022
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$64,796	21.00%
Effect on rate of:
State income tax, net of federal tax effect	7,247	2.35%
Tax-exempt income, net of expenses	(188)	(0.06)%
Bank-owned life insurance contracts	(1,812)	(0.59)%
Excess tax benefit from stock compensation	(1,091)	(0.35)%
Federal tax credits, net of related amortization	(11,131)	(3.61)%
Other	(497)	(0.16)%
Effective income tax and rate	$57,324	18.58%

	Year Ended December 31, 2021
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$53,203	21.00%
Effect on rate of:
State income tax, net of federal tax effect	4,952	1.95%
Tax-exempt income, net of expenses	(242)	(0.10)%
Bank-owned life insurance contracts	(1,395)	(0.55)%
Excess tax benefit from stock compensation	(2,335)	(0.92)%
Federal tax credits, net of related amortization	(11,019)	(4.35)%
Other	2,451	0.97%
Effective income tax and rate	$45,615	18.00%

	Year Ended December 31, 2020
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$44,984	21.00%
Effect on rate of:
State income tax, net of federal tax effect	3,230	1.51%
Tax-exempt income, net of expenses	(354)	(0.17)%
Bank-owned life insurance contracts	(1,325)	(0.62)%
Excess tax benefit from stock compensation	(1,306)	(0.61)%
Federal tax credits	(563)	(0.26)%
Other	(27)	(0.01)%
Effective income tax and rate	$44,639	20.84%

The components of net deferred tax asset are as follows:

	December 31,
	2022	2021
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$36,720	$29,237
Other real estate owned	316	520
Nonqualified equity awards	1,229	816
Nonaccrual interest	289	289
State tax credits	1,795	3,988
Deferred loan fees	4,720	5,087
Reserve for unfunded commitments	144	435
Accrued bonus	4,540	3,910
Capital loss carryforward	1,889	1,867
Lease liability	4,923	4,654
Deferred revenue	20	31
Net unrealized loss on securities available for sale	16,339	-
Other deferred tax assets	60	1,429
Total deferred tax assets	72,984	52,263

Deferred tax liabilities:
Net unrealized gain on securities available for sale	-	3,723
Depreciation	4,431	4,872
Prepaid expenses	975	607
Investments	1,054	696
Right-of-use assets and other leasing transactions	4,723	4,495
Acquired intangible assets	-	6
Other deferred tax liabilities	1,353	92
Total deferred tax liabilities	12,536	14,491
Net deferred tax assets	$60,448	$37,772

The Company believes its net deferred tax asset is recoverable as of December 31, 2022 and 2021 based on the expectation of future taxable income and other relevant considerations.

Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2019 through 2022. The audit periods differ depending on the date the Company began business activities in each state.

Accrued interest and penalties on unrecognized income tax benefits totaled $0 and $169,000 as of December 31, 2022 and 2021, respectively. Interest and penalties related to unrecognized income tax benefits are recorded in the provision for income taxes. Unrecognized income tax benefits as of December 31, 2022 and December 31, 2021, that, if recognized, would impact the effective income tax rate totaled $0 and $3,659,000 (net of the federal benefit on state income tax issues), respectively. The Company does not have any unrecognized tax benefits as of December 31, 2022.

The following table presents a summary of the changes during 2022, 2021 and 2020 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2022	2021	2020
	(In Thousands)
Balance, beginning of year	$3,659	$3,238	$2,683
Increases related to prior year tax positions	-	864	997
Decreases related to prior year tax positions	(2,860)	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Lapse of statute	(799)	(443)	(442)
Balance, end of year	$-	$3,659	$3,238

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

	2022	2021	2020
	(In Thousands)
Commitments to extend credit	$4,230,485	$3,515,818	$2,606,258
Credit card arrangements	368,749	366,525	286,128
Standby letters of credit and financial guarantees	67,285	61,856	66,208
Total	$4,666,519	$3,944,199	$2,958,594

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

NOTE 19.         EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable pursuant to the exercise of stock options and vesting of performance shares. The difference in earnings per share under the two-class method was not significant at December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	54,300,366	54,160,990	53,844,482
Net income available to common stockholders	$251,442	$207,672	$169,506
Basic earnings per common share	$4.63	$3.83	$3.15

Weighted average common shares outstanding	54,300,366	54,160,990	53,844,482
Dilutive effects of assumed exercise of stock options and vesting of performance shares	234,408	273,583	374,555
Weighted average common and dilutive potential common shares outstanding	54,534,774	54,434,573	54,219,037
Net income available to common stockholders	$251,442	$207,672	$169,506
Diluted earnings per common share	$4.61	$3.82	$3.13

NOTE 20.         RELATED PARTY TRANSACTIONS

As more fully described in Note 3 “Loans”, the Company had outstanding loan balances, as made in the ordinary course of business, to related parties as of December 31, 2022 and 2021 in the amount of $52.6 million and $51.2 million, respectively. Deposits of related parties are also accepted in the ordinary course of business. The aggregate balances of related party deposits are insignificant as of December 31, 2022 and 2021, respectively.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of  December 31, 2022 was 0% to 82% and 19.5%, respectively.  The range of fair value adjustments and weighted average adjustment as of  December 31, 2021 was 0% to 75% and 24.1%, respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $4.2 million and $6.2 million during the years ended December 31, 2022 and 2021, respectively.

Other Real Estate Owned and Repossessed Assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of  December 31, 2022 was 0% to 100% and 53.3%, respectively.   The range of fair value adjustments and weighted average adjustment as of  December 31, 2021 was 0% to 100% and 40.6%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $153,000 and $1.1 million was recognized during the years ended December 31, 2022 and 2021, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loan foreclosures for $248,000 classified as OREO as of December 31, 2022, compared to $50,000 classified as OREO as of December 31, 2021.

There were no residential real estate loan that was in the process of being foreclosed as of December 31, 2022, compared one residential real estate loan that was in the process of being foreclosed for $299,000 as of December 31, 2021.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2022 and 2021. There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$2,969	$-	$-	$2,969
Government agency securities	-	9	-	9
Mortgage-backed securities	-	249,703	-	249,703
State and municipal securities	-	13,609	-	13,609
Corporate debt	-	367,665	10,860	378,525
Total available-for-sale debt securities	2,969	630,986	10,860	644,815
Interest rate cap derivative	-	4,201	-	4,201
Total assets at fair value	$2,969	$635,187	$10,860	$649,016

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$9,104	$-	$-	$9,104
Government agency securities	-	6,041	-	6,041
Mortgage-backed securities	-	425,161	-	425,161
State and municipal securities	-	21,634	-	21,634
Corporate debt	-	363,638	16,992	380,630
Total available-for-sale debt securities	9,104	816,474	16,992	842,570
Interest rate cap derivative	-	1,152	-	1,152
Total assets at fair value	$9,104	$817,626	$16,992	$843,722

The carrying amount and estimated fair value of the Company’s financial instruments measured on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,017	$73,017
Other real estate owned and repossessed assets	-	-	248	248
Total assets at fair value	$-	$-	$73,265	$73,265

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,173	$73,173
Other real estate owned and repossessed assets	-	-	1,208	1,208
Total assets at fair value	$-	$-	$74,381	$74,381

There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the year ended December 31, 2022, there were four transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2022 and 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the year ended December 31,
	2022	2021
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$16,992	$-
Transfers into Level 3	4,860	6,000
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	(805)	492
Purchases	-	18,000
Transfers out of Level 3	(10,187)	(7,500)
Fair value, end of period	$10,860	$16,992

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

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$814,538	$814,538	$4,163,724	$4,163,724
Held to maturity U.S. Treasury securities	507,151	470,954	149,263	148,620

Level 2 Inputs:
Federal funds sold	1,515	1,515	58,372	58,372
Held to maturity debt securities	526,720	464,749	313,444	317,416
Mortgage loans held for sale	1,607	1,604	1,114	1,111
Restricted equity securities	7,734	7,734	7,311	7,311

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	11,541,671	11,265,517	9,416,274	9,403,012

Financial Liabilities:
Level 2 Inputs:
Deposits	$11,546,805	$11,529,647	$12,452,836	$12,454,140
Federal funds purchased	1,618,798	1,618,798	1,711,777	1,711,777
Other borrowings	64,726	57,101	64,706	65,475

NOTE 22.         PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2022 and 2021 and the condensed statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020.

CONDENSED BALANCE SHEETS
(In Thousands)
	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$19,292	$14,553
Investment in subsidiary	1,357,058	1,212,850
Other assets	983	1,291
Total assets	$1,377,333	$1,228,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,726	$64,706
Other liabilities	15,211	12,473
Total liabilities	79,937	77,179
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2022 and December 31, 2021	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized and 54,329,527 shares issued and outstanding at December 31, 2022; and 100,000,000 shares authorized and 54,227,060 shares issued and outstanding at December 31, 2021	54	54
Additional paid-in capital	229,693	226,397
Retained earnings	1,109,902	911,008
Accumulated other comprehensive (loss) income	(42,253)	14,056
Total stockholders' equity	1,297,396	1,151,515
Total liabilities and stockholders' equity	$1,377,333	$1,228,694

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020
(In Thousands)
	2022	2021	2020
Income:
Dividends received from subsidiary	$57,500	$46,000	$45,000
Total income	57,500	46,000	45,000
Expense:
Other expenses	2,760	2,715	2,936
Total expenses	2,760	2,715	2,936
Equity in undistributed earnings of subsidiary	196,764	164,387	127,442
Net income	251,504	207,672	169,506
Net income available to common stockholders	$251,504	$207,672	$169,506

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In Thousands)
	2022	2021	2020
Operating activities
Net income	$251,504	$207,672	$169,506
Adjustments to reconcile net income to net cash provided by operating activities:
Other	661	(93)	204
Equity in undistributed earnings of subsidiary	(196,764)	(164,387)	(127,442)
Net cash provided by operating activities	55,401	43,192	42,268
Investing activities
Other	(750)	(120)	-
Net cash used in investing activities	(750)	(120)	-
Financing activities
Proceeds from issuance of subordinated notes	-	-	34,710
Redemption of subordinated notes	-	-	(34,750)
Dividends paid on common stock	(49,942)	(43,204)	(37,614)
Net cash used in financing activities	(49,942)	(43,204)	(37,654)
Net change in cash and cash equivalents	4,709	(132)	4,614
Cash and cash equivalents at beginning of year	14,553	14,685	10,071
Cash and cash equivalents at end of year	$19,262	$14,553	$14,685

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2022.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.          OTHER INFORMATION

None.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders. Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

ITEM 11.          EXECUTIVE COMPENSATION

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders. The information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is provided in Part II, Item 5 of this Form 10-K.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders.

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID NO. 686) located in Atlanta, Georgia.

PART IV

ITEM 15.          Exhibits, Financial Statement Schedules

(a)   The following statements are filed as a part of this Annual Report on Form 10-K

(b)    All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(c)    The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q, filed July 29, 2022).

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

10.9*	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.10*	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.11*	Endorsement Split-Dollar Agreement with Thomas A. Broughton III dated November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.12*	Endorsement Split-Dollar Agreement with William M. Foshee dated November 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.13*	Endorsement Split-Dollar Agreement with Rodney E. Rushing dated November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.14*	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated February 25, 2021)

10.15*	ServisFirst Bancshares, Inc. Annual Incentive Plan, effective January 1, 2021 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2021)

10.16*	Form of ServisFirst Bancshares, Inc. 2021 Performance Share Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.17*	Form of ServisFirst Bancshares, Inc. 2021 Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

21	List of Subsidiaries

23	Consent of FORVIS, LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Documents

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas A. Broughton, III	Chairman, President, Chief	February 28, 2023
Thomas A. Broughton, III	Executive Officer and Director (Principal Executive Officer)

/s/ William M. Foshee William M. Foshee	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023

*	Director	February 28, 2023
Irma L. Tuder

*	Director	February 28, 2023
Michael D. Fuller

*	Director	February 28, 2023
James J. Filler

*	Director	February 28, 2023
Joseph R. Cashio

*	Director	February 28, 2023
Hatton C. V. Smith

*	Director	February 28, 2023
Christopher J. Mettler

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee

William M. Foshee

Attorney-in-Fact

February 28, 2023