Form 10-Q
period 2023-03-31
ServisFirst Bancshares, Inc.
filed 2023-05-02
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

   ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 28, 2023
Common stock, $.001 par value	54,282,132

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$139,175	$106,317
Interest-bearing balances due from depository institutions	725,318	708,221
Federal funds sold	6,478	1,515
Cash and cash equivalents	870,971	816,053
Available for sale debt securities, at fair value	624,948	644,815
Held to maturity debt securities (fair value of $937,961 at March 31, 2023 and $935,953 at December 31, 2022)	1,021,989	1,034,121
Restricted equity securities	7,307	7,734
Mortgage loans held for sale	1,651	1,607
Loans	11,629,802	11,687,968
Less allowance for credit losses	(148,965)	(146,297)
Loans, net	11,480,837	11,541,671
Premises and equipment, net	60,093	59,850
Accrued interest and dividends receivable	50,500	48,422
Deferred tax asset, net	60,666	60,448
Other real estate owned and repossessed assets	248	248
Bank owned life insurance contracts	289,374	287,752
Goodwill and other identifiable intangible assets	13,615	13,615
Other assets	84,360	79,417
Total assets	$14,566,559	$14,595,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,898,736	$3,321,347
Interest-bearing	8,716,581	8,225,458
Total deposits	11,615,317	11,546,805
Federal funds purchased	1,480,160	1,618,798
Other borrowings	65,417	64,726
Accrued interest payable	20,541	18,615
Other liabilities	45,307	48,913
Total liabilities	13,226,742	13,297,857
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,398,025 shares issued and outstanding at March 31, 2023; and 54,326,527 shares issued and outstanding at December 31, 2022	54	54
Additional paid-in capital	229,631	229,693
Retained earnings	1,152,681	1,109,902
Accumulated other comprehensive loss	(43,049)	(42,253)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,339,317	1,297,396
Noncontrolling interest	500	500
Total stockholders' equity	1,339,817	1,297,896
Total liabilities and stockholders' equity	$14,566,559	$14,595,753

(1) derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Interest income:
Interest and fees on loans	$163,732	$103,105
Taxable securities	10,895	8,223
Nontaxable securities	21	43
Federal funds sold	614	13
Other interest and dividends	6,060	1,804
Total interest income	181,322	113,188
Interest expense:
Deposits	55,713	5,843
Borrowed funds	17,308	1,623
Total interest expense	73,021	7,466
Net interest income	108,301	105,722
Provision for credit losses	4,197	5,362
Net interest income after provision for credit losses	104,104	100,360
Noninterest income:
Service charges on deposit accounts	1,934	2,142
Mortgage banking	442	526
Credit card income	1,689	2,372
Securities losses	-	(3,335)
Increase in cash surrender value life insurance	1,621	1,608
Other operating income	635	4,635
Total noninterest income	6,321	7,948
Noninterest expense:
Salaries and employee benefits	19,066	18,301
Equipment and occupancy	3,435	2,933
Third party processing and other services	7,284	5,605
Professional services	1,654	992
FDIC and other regulatory assessments	1,517	1,132
Other real estate owned	6	3
Other operating expense	6,702	8,252
Total noninterest expense	39,664	37,218
Income before income taxes	70,761	71,090
Provision for income taxes	12,790	13,477
Net income	57,971	57,613
Dividends on preferred stock	-	-
Net income available to common stockholders	$57,971	$57,613
Basic earnings per common share	$1.07	$1.06
Diluted earnings per common share	$1.06	$1.06

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Net income	$57,971	$57,613
Other comprehensive loss, net of tax:
Unrealized net holding losses arising during period from securities available for sale, net of tax of $(221) and $(7,004) for 2023 and 2022, respectively	(666)	(26,997)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(45) and $(150) for 2023 and 2022, respectively	(129)	(569)
Reclassification adjustment for net losses on sales of securities, net of tax of $700 for 2022	-	2,635
Other comprehensive loss, net of tax	(796)	(24,931)
Comprehensive income	$57,175	$32,682

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)
	Three Months Ended March 31,
						Accumulated
				Additional		Other		Total
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2022	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends declared, $0.23 per share	-	-	-	-	(12,485)	-	-	(12,485)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	33	-	-	33
Issue restricted shares pursuant to stock incentives, net of forfeitures	26,974	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	28,098	-	-	553	-	-	-	553
8,402 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(613)	-	-	-	(613)
Stock-based compensation expense	-	-	-	790	-	-	-	790
Other comprehensive loss, net of tax	-	-	-	-	-	(24,931)	-	(24,931)
Net income	-	-	-	-	57,613	-	-	57,613
Balance, March 31, 2022	54,282,132	$-	$54	$227,127	$956,169	$(10,875)	$500	$1,172,975

Balance, January 1, 2023	54,326,527	-	54	229,693	1,109,902	(42,253)	500	1,297,896
Common dividends declared, $0.28 per share	-	-	-	-	(15,233)	-	-	(15,233)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	41	-	-	41
Issue restricted shares pursuant tostock incentives, net of forfeitures	20,713	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	50,785	-	-	846	-	-	-	846
24,215 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,716)	-	-	-	(1,716)
Stock-based compensation expense	-	-	-	808	-	-	-	808
Other comprehensive loss, net of tax	-	-	-	-	-	(796)	-	(796)
Net income	-	-	-	-	57,971	-	-	57,971
Balance, March 31, 2023	54,398,025	$-	$54	$229,631	$1,152,681	$(43,049)	$500	$1,339,817

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$57,971	$57,613
Adjustments to reconcile net income to net cash provided by
Deferred tax	49	(5,257)
Provision for credit losses	4,197	5,362
Depreciation	1,071	1,058
Accretion on acquired loans	49	32
Amortization of core deposit intangible	-	23
Amortization of investments in tax credit partnerships	3,345	2,927
Net amortization of debt securities available for sale	128	1,376
(Increase) decrease in accrued interest and dividends receivable	(2,078)	443
Stock-based compensation expense	808	790
Increase in accrued interest and dividends payable	1,926	566
Proceeds from sale of mortgage loans held for sale	16,320	8,955
Originations of mortgage loans held for sale	(15,922)	(7,718)
Loss on sale of securities available for sale	-	3,335
Gain on sale of mortgage loans held for sale	(442)	(526)
Net gain on sale of other real estate owned and repossessed assets	-	(1)
Write down of other real estate owned and repossessed assets	-	6
Increase in cash surrender value of life insurance contracts	(1,621)	(1,608)
Net change in other assets, liabilities, and other operating activities	(10,652)	1,889
Net cash provided by operating activities	55,149	69,265
INVESTMENT ACTIVITIES
Purchases of debt securities available for sale	-	(52,500)
Proceeds from maturities, calls and paydowns of debt securities available for sale	18,853	29,627
Proceeds from sale of debt securities available for sale	-	45,394
Purchases of debt securities held to maturity	-	(392,622)
Proceeds from maturities, calls and paydowns of debt securities held to maturity	11,960	21,554
Purchases of restricted equity securities	(12,750)	(423)
Proceeds from sale of restricted equity securities	13,177	-
Investment in tax credit partnerships and SBIC	(538)	(65)
Return of capital from tax credit partnerships and SBIC	-	249
Decrease (increase) in loans	56,588	(369,412)
Purchases of premises and equipment	(1,314)	(666)
Proceeds from sale of other real estate owned and repossessed assets	-	44
Net cash provided by (used in) investing activities	85,976	(718,820)
FINANCING ACTIVITIES
Net (decrease) increase in non-interest-bearing deposits	(422,611)	89,728
Net increase (decrease) in interest-bearing deposits	491,123	(133,809)
Net decrease in federal funds purchased	(138,638)	(72,539)
FHLB advances	300,000	-
Repayment of FHLB advances	(300,000)	-
Proceeds from exercise of stock options	846	553
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,716)	(613)
Dividends paid on common stock	(15,211)	(12,472)
Net cash used in financing activities	(86,207)	(129,152)
Net increase (decrease) in cash and cash equivalents	54,918	(778,707)
Cash and cash equivalents at beginning of period	816,053	4,222,096
Cash and cash equivalents at end of period	$870,971	$3,443,389
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$71,095	$6,900
Income taxes	1,920	591
Income tax refund	-	(142)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$-	$830
Dividends on nonvested restricted stock reclassified as compensation expense	41	33
Dividends declared	15,233	12,485

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations which ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2022.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for the three month period ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,360,253	54,263,143
Net income available to common stockholders	$57,971	$57,613
Basic earnings per common share	$1.07	$1.06

Weighted average common shares outstanding	54,360,253	54,263,143
Dilutive effects of assumed conversions and exercise of stock options and warrants	174,229	258,899
Weighted average common and dilutive potential common shares outstanding	54,534,482	54,522,042
Net income available to common stockholders	$57,971	$57,613
Diluted earnings per common share	$1.06	$1.06

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
March 31, 2023	(In Thousands)
Debt Securities Available for Sale
U.S. Treasury Securities	$3,001	$-	$(11)	$2,990
Government Agency Securities	4	-	-	4
Mortgage-backed securities	272,070	7	(29,046)	243,031
State and municipal securities	14,646	2	(1,337)	13,311
Corporate debt	398,676	3	(33,067)	365,612
Total	$688,397	$12	$(63,461)	$624,948
Debt Securities Held to Maturity
U.S. Treasury Securities	$507,601	$-	$(30,021)	$477,580
Mortgage-backed securities	506,342	10	(53,190)	453,162
State and municipal securities	8,046	-	(827)	7,219
Total	$1,021,989	$10	$(84,038)	$937,961

December 31, 2022
Debt Securities Available for Sale
U.S. Treasury Securities	$3,002	$-	$(33)	$2,969
Government Agency Securities	9	-	-	9
Mortgage-backed securities	282,480	5	(32,782)	249,703
State and municipal securities	15,205	1	(1,597)	13,609
Corporate debt	406,680	-	(28,155)	378,525
Total	$707,376	$6	$(62,567)	$644,815
Debt Securities Held to Maturity
U.S. Treasury Securities	$507,151	$-	$(36,197)	$470,954
Mortgage-backed securities	518,929	7	(60,960)	457,976
State and municipal securities	8,041	-	(1,018)	7,023
Total	$1,034,121	$7	$(98,175)	$935,953

The amortized cost and fair value of debt securities as of March 31, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2023		December 31, 2022
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available for sale
Due within one year	$24,422	$24,042	$24,712	$24,432
Due from one to five years	59,243	57,178	58,554	57,092
Due from five to ten years	329,662	298,353	338,630	311,100
Due after ten years	3,000	2,344	3,000	2,488
Mortgage-backed securities	272,070	243,031	282,480	249,703
	$688,397	$624,948	$707,376	$644,815

Debt securities held to maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	386,897	370,166	386,465	366,095
Due from five to ten years	128,500	114,383	128,477	111,632
Due after ten years	-	-	-	-
Mortgage-backed securities	506,342	453,162	518,929	457,976
	$1,021,989	$937,961	$1,034,121	$935,953

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $834.9 million and $789.3 million as of March 31, 2023 and December 31, 2022, respectively.

The following table identifies, as of March 31, 2023 and December 31, 2022, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2023
Debt Securities available for sale
U.S. Treasury Securities	$-	$-	$(11)	$2,990	$(11)	$2,990
Government Agency Securities	-	4	-	-	-	4
Mortgage-backed securities	(364)	8,468	(28,682)	233,956	(29,046)	242,424
State and municipal securities	(27)	3,328	(1,310)	9,202	(1,337)	12,530
Corporate debt	(8,809)	163,363	(24,258)	189,931	(33,067)	353,294
Total	$(9,200)	$175,163	$(54,261)	$436,079	$(63,461)	$611,242
Debt Securities held to maturity
U.S. Treasury Securities	$(2,678)	$130,640	$(27,343)	$346,939	$(30,021)	$477,579
Mortgage-backed securities	(1,645)	31,827	(51,545)	416,994	(53,190)	448,821
State and municipal securities	-	-	(827)	6,969	(827)	6,969
Total	$(4,323)	$162,467	$(79,715)	$770,902	$(84,038)	$933,369
December 31, 2022
Debt Securities available for sale
U.S. Treasury Securities	$(33)	$2,969	$-	$-	$(33)	$2,969
Government Agency Securities	-	9	-	-	-	9
Mortgage-backed securities	$(3,473)	$60,234	$(29,309)	$189,109	$(32,782)	$249,343
State and municipal securities	(186)	5,283	(1,411)	7,880	(1,597)	13,163
Corporate debt	(18,566)	304,254	(9,589)	63,411	(28,155)	367,666
Total	$(22,258)	$372,749	$(40,309)	$260,400	$(62,567)	$633,149
U.S. Treasury Securities	$(12,662)	$295,383	$(23,537)	$175,570	$(36,197)	$470,953
Mortgage-backed securities	(31,367)	278,746	(29,592)	174,842	(60,960)	453,588
State and municipal securities	(544)	4,443	(474)	2,330	(1,018)	6,773
Total	$(44,573)	$578,572	$(53,603)	$352,742	$(98,175)	$931,314

At March 31, 2023 and 2022, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2023 and 2022, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at March 31, 2023 and 2022. All debt securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities.

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Sale proceeds	$-	$45,394
Gross realized gains	$-	$-
Gross realized losses	-	(3,335)
Net realized losses	$-	$(3,335)

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(Dollars In Thousands)
Commercial, financial and agricultural	$3,081,926	$3,145,317
Real estate - construction	1,469,670	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,243,436	2,199,280
1-4 family mortgage	1,138,645	1,146,831
Other mortgage	3,624,071	3,597,750
Subtotal: Real estate - mortgage	7,006,152	6,943,861
Consumer	72,054	66,402
Total Loans	11,629,802	11,687,968
Less: Allowance for credit losses	(148,965)	(146,297)
Net Loans	$11,480,837	$11,541,671

Commercial, financial and agricultural	26.50%	26.91%
Real estate - construction	12.64%	13.11%
Real estate - mortgage:
Owner-occupied commercial	19.29%	18.82%
1-4 family mortgage	9.79%	9.81%
Other mortgage	31.16%	30.78%
Subtotal: Real estate - mortgage	60.24%	59.41%
Consumer	0.62%	0.57%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the credit loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

●	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
●	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
●	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
●	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
(1-55) Pass	$160,551	$540,101	$471,521	$208,825	$136,657	$192,509	$1,252,905	$699	$2,963,768
(6) Special Mention	-	8,870	5,850	1,953	1,877	4,151	40,868	18	63,588
(7) Substandard - accruing	-	291	1,244	376	9,501	28,933	7,007	-	47,352
(7) Substandard -Non-accrual	-	697	146	-	-	3,345	3,030	-	7,219
Total Commercial, financial and agricultural	$160,551	$549,959	$478,760	$211,154	$148,035	$228,938	$1,303,811	$717	$3,081,926
Current-period gross charge-offs	-	616	-	-	-	428	212	-	1,257

Real estate - construction
(1-55) Pass	$37,212	$661,294	$556,953	$105,265	$4,761	$21,591	$77,837	$-	$1,464,913
(6) Special Mention	-	2,500	-	-	-	-	-	201	2,701
(7) Substandard - accruing	-	-	-	-	-	2,057	-	-	2,057
Total Real estate - construction	$37,212	$663,794	$556,953	$105,265	$4,761	$23,647	$77,837	$201	$1,469,670

Owner-occupied commercial
(1-55) Pass	$28,219	$441,407	$536,773	$353,489	$187,145	$600,679	$63,267	$874	$2,211,853
(6) Special Mention	1,496	2,349	856	-	7,909	6,391	1,601	-	20,601
(7) Substandard - accruing	-	-	-	-	2,358	5,237	-	-	7,595
(7) Substandard -Non-accrual	-	-	-	-	48	3,340	-	-	3,388
Total Owner-occupied commercial	$29,715	$443,756	$537,629	$353,489	$197,461	$615,647	$64,867	$874	$2,243,436
Current-period gross charge-offs	-	-	-	-	26	-	-	-	26

1-4 family mortgage
(1-55) Pass	$40,954	$383,389	$253,519	$91,609	$51,728	$80,635	$222,966	$-	$1,124,800
(6) Special Mention	-	414	365	808	261	1,576	7,469	-	10,893
(7) Substandard - accruing	-	-	-	-	139	516	253	-	908
(7) Substandard -Non-accrual	-	-	423	405	540	622	54	-	2,044
Total 1-4 family mortgage	$40,954	$383,803	$254,307	$92,822	$52,668	$83,349	$230,742	$-	$1,138,645

Other mortgage
(1-55) Pass	$31,821	$1,075,262	$1,011,383	$515,230	$316,995	$581,406	$75,148	$246	$3,607,491
(6) Special Mention	-	-	-	-	-	4,456	-	-	4,456
(7) Substandard - accruing	-	233	-	-	-	11,385	-	-	11,618
(7) Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$31,821	$1,075,495	$1,011,383	$515,230	$317,125	$597,623	$75,148	$246	$3,624,071

Consumer
(1-55) Pass	$23,355	$6,607	$5,542	$2,697	$1,644	$3,190	$29,007	$-	$72,042
(6) Special Mention	-	-	-	-	-	12	-	-	12
(7) Substandard - accruing	-	-	-	-	-	-	-	-	-
Total Consumer	$23,355	$6,607	$5,542	$2,697	$1,644	$3,202	$29,007	$-	$72,054
Current-period gross charge-offs	-	-	-	-	-	-	391	-	391

Total Loans
(1-55) Pass	$322,112	$3,108,059	$2,835,691	$1,277,114	$698,931	$1,480,009	$1,721,129	$1,819	$11,444,866
(6) Special Mention	1,496	14,133	7,070	2,761	10,047	16,586	49,938	219	102,250
(7) Substandard - accruing	-	524	1,244	376	11,998	48,128	7,260	-	69,530
(7) Substandard -Non-accrual	-	697	570	405	718	7,683	3,084	-	13,157
Total Loans	$323,608	$3,123,414	$2,844,575	$1,280,656	$721,694	$1,552,406	$1,781,412	$2,038	$11,629,802
Current-period gross charge-offs	$-	$616	$-	$-	$26	$428	$603	$-	$1,673

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2022 were as follows:

							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$691,817	$502,648	$223,096	$144,587	$78,477	$134,893	$1,267,333	$3,042,851
Special Mention	6,906	3,737	1,101	1,748	570	898	29,516	44,476
Substandard	200	-	379	9,501	16,329	16,595	14,986	57,990
Total Commercial, financial and agricultural	$698,923	$506,385	$224,576	$155,836	$95,376	$152,386	$1,311,835	$3,145,317

Real estate - construction
Pass	$618,578	$638,126	$156,834	$15,197	$12,063	$14,847	$72,172	$1,527,817
Special Mention	2,500	-	-	-	-	873	-	3,373
Substandard	-	-	-	-	1,198	-	-	1,198
Total Real estate - construction	$621,078	$638,126	$156,834	$15,197	$13,261	$15,720	$72,172	$1,532,388

Owner-occupied commercial
Pass	$424,321	$496,298	$352,375	$199,987	$157,204	$477,926	$64,152	$2,172,263
Special Mention	2,362	-	-	2,723	4,682	6,917	1,687	18,371
Substandard	-	-	-	73	-	8,573	-	8,646
Total Owner-occupied commercial	$426,683	$496,298	$352,375	$202,783	$161,886	$493,416	$65,839	$2,199,280

1-4 family mortgage
Pass	$388,778	$273,515	$93,272	$52,209	$28,999	$57,512	$243,302	$1,137,587
Special Mention	315	445	816	375	294	881	2,854	5,980
Substandard	-	279	404	648	346	1,224	363	3,264
Total 1-4 family mortgage	$389,093	$274,239	$94,492	$53,232	$29,639	$59,617	$246,519	$1,146,831

Other mortgage
Pass	$1,027,747	$976,208	$517,392	$380,104	$130,228	$470,699	$75,669	$3,578,047
Special Mention	231	-	-	-	-	7,161	-	7,392
Substandard	-	-	-	130	4,569	7,612	-	12,311
Total Other mortgage	$1,027,978	$976,208	$517,392	$380,234	$134,797	$485,472	$75,669	$3,597,750

Consumer
Pass	$21,132	$5,845	$4,203	$1,759	$440	$2,988	$30,021	$66,388
Special Mention	-	-	-	-	-	14	-	14
Substandard	-	-	-	-	-	-	-	-
Total Consumer	$21,132	$5,845	$4,203	$1,759	$440	$3,002	$30,021	$66,402

Total Loans
Pass	$3,172,373	$2,892,640	$1,347,172	$793,843	$407,411	$1,158,865	$1,752,649	$11,524,953
Special Mention	12,314	4,182	1,917	4,846	5,546	16,744	34,057	79,606
Substandard	200	279	783	10,352	22,442	34,004	15,349	83,409
Total Loans	$3,184,887	$2,897,101	$1,349,872	$809,041	$435,399	$1,209,613	$1,802,055	$11,687,968

Loans by performance status as of March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,074,568	$7,358	$3,081,926
Real estate - construction	1,469,670	-	1,469,670
Real estate - mortgage:
Owner-occupied commercial	2,240,048	3,388	2,243,436
1-4 family mortgage	1,136,601	2,044	1,138,645
Other mortgage	3,619,109	4,962	3,624,071
Total real estate - mortgage	6,995,758	10,394	7,006,152
Consumer	71,973	81	72,054
Total	$11,611,969	$17,833	$11,629,802

December 31, 2022	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,138,014	$7,303	$3,145,317
Real estate - construction	1,532,388	-	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,195,968	3,312	2,199,280
1-4 family mortgage	1,144,713	2,118	1,146,831
Other mortgage	3,592,732	5,018	3,597,750
Total real estate - mortgage	6,933,413	10,448	6,943,861
Consumer	66,312	90	66,402
Total	$11,670,127	$17,841	$11,687,968

Loans by past due status as of March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$1,023	$1,153	$139	$2,315	$7,219	$3,072,392	$3,081,926	$1,014
Real estate - construction	-	-	-	-	-	1,469,670	1,469,670	-
Real estate - mortgage:
Owner-occupied commercial	3,030	370	-	3,400	3,388	2,236,648	2,243,436	3,222
1-4 family mortgage	5,998	558	-	6,556	2,044	1,130,045	1,138,645	177
Other mortgage	-	-	4,456	4,456	506	3,619,109	3,624,071	506
Total real estate - mortgage	9,028	928	4,456	14,412	5,938	6,985,802	7,006,152	3,905
Consumer	94	64	81	239	-	71,815	72,054	-
Total	$10,145	$2,145	$4,676	$16,966	$13,157	$11,599,679	$11,629,802	$4,919

December 31, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$1,075	$409	$195	$1,679	$7,108	$3,136,530	3,145,317	$3,238
Real estate - construction	-	711	-	711	-	1,531,677	1,532,388	-
Real estate - mortgage:
Owner-occupied commercial	83	452	-	535	3,312	2,195,433	2,199,280	57
1-4 family mortgage	405	580	594	1,579	1,524	1,143,728	1,146,831	491
Other mortgage	231	-	4,512	4,743	506	3,592,501	3,597,750	-
Total real estate - mortgage	719	1,032	5,106	6,857	5,342	6,931,662	6,943,861	548
Consumer	174	128	90	392	-	66,010	66,402	621
Total	$1,968	$2,280	$5,391	$9,639	$12,450	$11,665,879	11,687,968	$4,407

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At March 31, 2023 and December 31, 2022, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to be generally unchanged and national GDP growth rate to improve compared to the December 31, 2022 forecast.

The Company uses a loss-rate method to estimate expected credit losses for its commercial revolving lines of credit and credit card pools.  The commercial revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding pool balance.  The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool.  Management has also applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature.  An expected loss ratio is applied based on internal and peer historical losses.

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

The following table presents changes in the ACL, segregated by loan type, for the three months ended March 31, 2023 and March 31, 2022.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(1,257)	-	(26)	(390)	(1,673)
Recoveries	128	3	1	11	143
Provision	1,193	(2,409)	4,530	883	4,197
Balance at March 31, 2023	$42,895	$40,483	$63,157	$2,430	$148,965

	Three Months Ended March 31, 2022
Allowance for credit losses:
Balance at January 1, 2022	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(2,574)	-	(27)	(75)	(2,676)
Recoveries	105	-	12	-	117
Provision	2,017	827	2,734	(216)	5,362
Balance at March 31, 2022	$41,417	$27,821	$48,548	$1,677	$119,463

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The ACL on unfunded commitments was $575,000 at March 31, 2023 and $575,000 at December 31, 2022. The provision expense for unfunded commitments for the three months ended March 31, 2023 and 2022 was zero and $300,000, respectively.

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

		Accounts				ACL
March 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$21,757	$7,468	$831	$24,524	$54,580	$10,558
Real estate - construction	872	-	-	1,184	2,056	5
Real estate - mortgage:
Owner-occupied commercial	10,935	-	-	48	10,983	207
1-4 family mortgage	3,746	-	-	-	3,746	291
Other mortgage	11,258	-	-	-	11,258	76
Total real estate - mortgage	25,939	-	-	48	25,987	574
Consumer	-	-	-	-	-	-
Total	$48,568	$7,468	$831	$25,756	$82,623	$11,137

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,061	$12,092	$837	$24,998	$57,988	$9,910
Real estate - construction	-	-	-	1,198	1,198	7
Real estate - mortgage:
Owner-occupied commercial	8,573	-	-	74	8,647	154
1-4 family mortgage	3,260	-	-	-	3,260	316
Other mortgage	12,311	-	-	-	12,311	-
Total real estate - mortgage	24,144	-	-	74	24,218	470
Consumer	-	-	-	-	-	-
Total	$44,205	$12,092	$837	$26,270	$83,404	$10,387

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

The Bank adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023:

		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$39,978	$-	$39,978	0.34%
Real estate - construction	200	-	200	-%
Owner-occupied commercial	9,215	701	9,916	0.09%
1-4 family mortgage	214	-	214	-%
Other mortgage	11,254	359	11,613	0.10%
Total	$60,861	$1,060	$61,921	0.53%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

	Term			Total Payment
	Extensions			Deferral
	(In months)			(In Thousands)
Commercial, financial and agricultural	3	to	12	$-
Real estate - construction		6		-
Owner-occupied commercial	3	to	18	49
1-4 family mortgage		3		-
Other mortgage	3	to	36	59

No loans modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, were past due greater than 30 days or on non-accrual as of March 31, 2023. As of March 31, 2023, we had commitments to lend $17.7 million in additional funds to borrowers experiencing financial difficulty that were modified during the first quarter of 2023.

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

TDRs at December 31, 2022 and March 31, 2022 totaled $2.5 million and $2.5 million, respectively.  The portion of those TDRs accruing interest at December 31, 2022 and March 31, 2022 totaled $431,000 and $426,000, respectively.  There were no modifications made to new TDRs or renewals of existing TDRs for the three months ended March 31, 2022

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 9 years. At March 31, 2023, the Company had lease right-of-use assets and lease liabilities totaling $19.8 million and $20.7 million, respectively, compared to $18.8 million and $19.6 million, respectively at December 31, 2022 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

March 31, 2023
(In Thousands)
2023 (remaining)	$3,864
2024	3,768
2025	3,672
2026	3,066
2027	2,588
thereafter	6,079
Total lease payments	23,037
Less: imputed interest	(2,339)
Present value of operating lease liabilities	$20,698

As of March 31, 2023, the weighted average remaining term of operating leases was 6.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.95%.

Operating cash flows related to leases were $1.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Lease costs during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,230	$1,043
Variable lease cost	191	148
Sublease income	(8)	(24)
Net lease cost	$1,413	$1,167

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

At March 31, 2023, the Company had a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $808,000 and $790,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model which incorporates the assumptions noted in the following table. Expected volatilities are based on the Company’s trading price history. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no grants of stock options during first quarters of 2023 and 2022.

The following table summarizes stock option activity during the three months ended March 31, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2023:
Outstanding January 1, 2023	280,000	$19.43	3.0	$14,088
Exercised	(75,000)	10.80	0.9	3,288
Outstanding March 31, 2023	205,000	$22.59	3.4	$7,428

Exercisable March 31, 2023	152,000	$17.28	2.2	$5,859

Three Months Ended March 31, 2022:
Outstanding January 1, 2022	353,250	$19.28	3.8	$23,525
Exercised	(36,500)	18.65	3.1	2,677
Outstanding March 31, 2022	316,750	$19.35	3.7	$24,446

Exercisable March 31, 2022	255,000	$14.79	2.8	$20,056

As of March 31, 2023, there was $159,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next 1.0 year.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2023, there was $5.3 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.2 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years beginning on January 1st of the year of the grant. The fair value of performance shares is determined using a Monte Carlo simulation model on the grant date. As of March 31, 2023, there was $1.2 million of total unrecognized compensation cost related to non-vested performance shares. As of March 31, 2023, non-vested performance shares had a weighted average remaining time to vest of 1.8 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2023:
Non-vested at January 1, 2023	141,580	$56.39	23,852	$54.16
Granted	27,258	69.83	8,091	70.29
Vested	(17,521)	48.32	-	-
Forfeited	(6,545)	69.90	-	-
Non-vested at March 31, 2023	144,772	$59.29	31,943	$58.25

Three Months Ended March 31, 2022:
Non-vested at January 1, 2022	127,602	$42.27	12,437	$37.05
Granted	27,851	84.67	6,557	74.52
Vested	(9,612)	42.23	-	-
Forfeited	(877)	40.72	-	-
Non-vested at March 31, 2022	144,964	$50.43	18,994	$49.99

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in  May of 2020 to limit exposures to increases in interest rates. The interest rate cap is not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap has an original term of 3 years, a notional amount of $300 million and is tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap is carried on the consolidated balance sheet in other assets and the change in fair value is recognized in noninterest income each quarter. At  March 31, 2023 the interest rate cap had a fair value of $1.2 million and remaining term of one month.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2023 and December 31, 2022 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for TDR recognition in Subtopic 310-40, Receivables – Trouble Debt Restructurings by Creditors by entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for public entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company is assessing its tax credit investments for whether they qualify for proportional amortization treatment and plans to adopt the amendments soon after. The Company does not currently believe the amendments will have a material impact on its consolidated financial statements.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2023 was 0% to 90% and 14.9%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2022 was 0% to 82% and 19.5% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $-.- million during the three months ended March 31, 2023, and $3.0 million during the three months ended March 31, 2022.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of March 31, 2023 was 0% to 100% and 53.3%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2022 was 0% to 100% and 53.3%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. There were no losses on the sale and write-downs of OREO during the three months ended March 31, 2023, compared to $6,000 during the three months ended March 31, 2022. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with an aggregate balance of $248,000 foreclosed and classified as OREO as of March 31, 2023 and December 31, 2022.

Two residential real estate loans for $190,000 were in the process of foreclosure as of March 31, 2023. There were no residential real estate loan that was in the process of being foreclosed as of December 31, 2022.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$2,990	$-	$-	$2,990
Government agency securities	-	4	-	4
Mortgage-backed securities	-	243,031	-	243,031
State and municipal securities	-	13,311	-	13,311
Corporate debt	-	358,752	6,860	365,612
Total available-for-sale debt securities	2,990	615,098	6,860	624,948
Interest rate cap derivative	-	1,181	-	1,181
Total assets at fair value	$2,990	$616,279	$6,860	$626,129

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$2,969	$-	$-	$2,969
Government agency securities	-	9	-	9
Mortgage-backed securities	-	249,703	-	249,703
State and municipal securities	-	13,609	-	13,609
Corporate debt	-	367,665	10,860	378,525
Total available-for-sale debt securities	2,969	630,986	10,860	644,815
Interest rate cap derivative	-	4,201	-	4,201
Total assets at fair value	$2,969	$635,187	$10,860	$649,016

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022. There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$71,486	$71,486
Other real estate owned and repossessed assets	-	-	248	248
Total assets at fair value	$-	$-	$71,734	$71,734

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,017	$73,017
Other real estate owned	-	-	248	248
Total assets at fair value	$-	$-	$73,265	$73,265

There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the three months ended March 31, 2023, there was one transfer out of level 3 into level 2.

The table below includes a rollforward of the balance sheet amounts for the period ended March 31, 2023 and March 31, 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the period ended March 31,
	2023	2022
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$10,860	$16,992
Transfers into Level 3	-	-
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	160	(343)
Purchases	-	-
Transfers out of Level 3	(4,160)	(5,149)
Fair value, end of period	$6,860	$11,500

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$864,493	$864,493	$814,538	$814,538
Held to maturity U.S. Treasury securities	507,601	477,580	507,601	470,954

Level 2 Inputs:
Federal funds sold	6,478	6,478	1,515	1,515
Held to maturity debt securites	506,342	453,162	526,720	464,749
Mortgage loans held for sale	1,651	1,642	1,607	1,604
Restricted equity securities	7,307	7,307	7,734	7,734

Level 3 Inputs:
Held to maturity debt securites	250	250	250	250
Loans, net	11,480,837	11,145,529	11,541,671	11,265,517

Financial Liabilities:
Level 2 Inputs:
Deposits	$11,615,317	$11,602,610	$11,546,805	$11,529,647
Federal funds purchased	1,480,160	1,480,160	1,618,798	1,618,798
Other borrowings	65,417	57,340	64,726	57,101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2023 and December 31, 2022 and consolidated statements of income for the three months ended March 31, 2023 and March 31, 2022.

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

First quarter highlights

●	Diluted earnings per common share of $1.06 for the first quarter of 2023.
●	Return on assets increased from 1.53% to 1.63% year-over-year.
●	Book value per share grew from $21.61 to $24.63, or 14%, year-over-year.
●	Deposit balances grew $69 million during the first quarter of 2023 while the deposit pipeline increased by $244 million, or 51%.
●	Bank level Tier 1 capital to average assets increased from 8.08% to 9.91% year-over-year.

Overview

As of March 31, 2023, we had consolidated total assets of $14.57 billion, down $29.2 million, or 0.2%, from total assets of $14.60 billion at December 31, 2022. Total loans were $11.63 billion at March 31, 2023, down $58.2 million, or 0.5%, from $11.69 billion at December 31, 2022. Total deposits were $11.62 billion at March 31, 2023, up $68.5 million, or 0.6%, from $11.55 billion at December 31, 2022.

Net income available to common stockholders for the three months ended March 31, 2023 was $58.0 million, up $358,000, or 0.6%, from $57.6 million for the three months ended March 31, 2022. Basic and diluted earnings per common share were $1.07 and $1.06, respectively, for the three months ended March 31, 2023, compared to $1.06 for both in the corresponding period in 2022. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
	2023	2022
Return on average assets	1.63%	1.53%
Return on average stockholders' equity	17.83%	20.09%
Dividend payout ratio	26.34%	21.77%
Net interest margin (1)	3.15%	2.89%
Efficiency ratio (2)	34.60%	32.74%
Average stockholders' equity to average total assets	9.16%	7.61%

(1) Net interest margin in the net yield on interest earning assets and is the difference between the interest yield earned on  interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At March 31, 2023, we had $6.5 million in federal funds sold, compared to $1.5 million at December 31, 2022. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2023, we had $713.6 million in balances at the Federal Reserve, compared to $693.8 million at December 31, 2022.

Investment Securities

Debt securities available for sale totaled $624.9 million at March 31, 2023 and $644.8 million at December 31, 2022. Investment securities held to maturity totaled $1.02 billion at March 31, 2023 and $1.03 billion at  December 31, 2022. We had paydowns of $22.3 million on mortgage-backed securities, maturities of $3.6 million on U.S. government agencies, mortgage-backed securities, municipal bonds, corporate securities, and Treasury securities, and calls of $5.0 million on corporate securities during the three months ended March 31, 2023.  We recognized a $3.3 million loss on the sale of $45.4 million in available for sale debt securities during the first quarter of 2022.  We purchased $190.6 million in mortgage-backed securities, $52.5 million in corporate securities, and $197.1 million in US Treasury securities during the first three months of 2022. For a tabular presentation of debt securities available for sale and held to maturity at March 31, 2023 and December 31, 2022, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

The Company does not invest in collateralized debt obligations (“CDOs”). As of March 31, 2023, we had $398.7 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of March 31, 2023.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $834.9 million and $789.3 million as of March 31, 2023 and December 31, 2022, respectively.

Loans

We had total loans of $11.63 billion at March 31, 2023, down $58.2 million, or 0.5%, compared to $11.69 billion at December 31, 2022.

Asset Quality

The Company assesses the adequacy of its ACL at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. We believe the ACL is adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio.

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

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, modified loans, and for periods prior to the adoption of ASU 2022-02 modified loans classified as TDRs. Specific allocations of the ACL for credit losses are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

	As of and for the Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$11,629,802	$9,898,957
Average loans outstanding, net of unearned income	$11,651,417	$9,646,679
Allowance for credit losses at beginning of period	146,297	116,660
Charge-offs:
Commercial, financial and agricultural loans	1,257	2,574
Real estate - construction	-	-
Real estate - mortgage	26	27
Consumer loans	390	75
Total charge-offs	1,673	2,676
Recoveries:
Commercial, financial and agricultural loans	128	105
Real estate - construction	3	-
Real estate - mortgage	1	-
Consumer loans	11	12
Total recoveries	143	117
Net charge-offs	1,530	2,559
Provision for credit losses	4,197	5,362
Allowance for credit losses at period end	$148,965	$119,463
Allowance for credit losses to period end loans	1.28%	1.21%
Net charge-offs to average loans	0.05%	0.11%

		Percentage
		of loans in
		each
		category to
March 31, 2023	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$42,895	26.50%
Real estate - construction	40,483	12.64%
Real estate - mortgage	63,157	60.24%
Consumer	2,430	0.62%
Total	$148,965	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2022	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$42,830	26.91%
Real estate - construction	42,889	13.11%
Real estate - mortgage	58,652	59.42%
Consumer	1,926	0.57%
Total	$146,297	100.01%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, remained flat at $17.8 million at March 31, 2023 and December 31, 2022, respectively. Of this total, nonaccrual loans of $13.2 million at March 31, 2023 represented a net increase of $707,000 from nonaccrual loans at December 31, 2022.  Excluding credit card accounts, there were six loans 90 or more days past due and still accruing totaling $5.1 million at March 31, 2023, compared to one loans totaling $4.6 million at December 31, 2022. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023 were $61.9 million. TDRs at December 31, 2022, and March 31, 2022 were $2.5 million and $2.1 million, respectively.

OREO and repossessed assets decreased to $248,000 at March 31, 2023, from $2.0 million at December 31, 2022. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$248	$1,208
Transfers from loans and capitalized expenses	-	830
Proceeds from sales	-	(44)
Write-downs / net gain (loss) on sales	-	(5)
Balance at end of period	$248	$1,989

The following table summarizes our nonperforming assets at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$7,219	22	$7,108	18
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	3,388	3	3,312	3
1-4 family mortgage	2,044	20	1,524	16
Other mortgage	506	2	506	2
Total real estate - mortgage	5,938	25	5,342	21
Consumer	-	-	-	-
Total Nonaccrual loans:	$13,157	47	$12,450	39

90+ days past due and accruing:
Commercial, financial and agricultural	$146	22	$195	26
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	5	594	5
Other mortgage	4,456	1	4,512	1
Total real estate - mortgage	4,456	6	5,106	6
Consumer	81	31	90	44
Total 90+ days past due and accruing:	$4,683	59	$5,391	76

Total Nonperforming Loans:	$17,840	106	$17,841	115

Plus: Other real estate owned and repossessions	248	2	248	2
Total Nonperforming Assets	$18,089	108	$18,089	117

Restructured accruing loans:
Commercial, financial and agricultural	$-	-	$2,480	5
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$-	-	$2,480	5
Total Nonperforming assets and restructured accruing loans	$18,089	108	$20,569	122

Ratios:
Nonperforming loans to total loans	0.15%		0.15%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.16%		0.15%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.16%		0.18%

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

In keeping with this guidance from regulators, the bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. Should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of March 31, 2023, we carried $2.4 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $2.4 million at December 31, 2022.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Despite a decrease in non-interest bearing deposits, our total deposits increased by $68.5 million to $11.62 billion at March 31, 2023 compared to $11.55 billion at December 31, 2022.  We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Non-interest-bearing demand	$2,898,736	24.96%	$3,321,347	28.76%
Interest-bearing demand	1,762,583	15.17%	1,861,496	16.12%
Money market	5,998,057	51.64%	5,362,705	46.44%
Savings	131,016	1.13%	138,450	1.20%
Time deposits, $250,000 and under	261,118	2.25%	239,772	2.08%
Time deposits, over $250,000	563,807	4.85%	573,035	4.96%
Brokered time deposits	-	-%	50,000	0.43%
	$11,615,317	100.00%	$11,546,805	100.00%

At March 31, 2023 and December 31, 2022, we estimate that we had approximately $6.9 billion and $7.0 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.

The following table presents the maturities of our time deposits in excess of insurance limit as of March 31, 2023.

Portion of time deposits in excess of insurance limit
March 31, 2023
Time deposits otherwise uninsured with a maturity of:	(In Thousands)

3 months or less	$75,443
Over 3 months through 6 months	57,907
Over 6 months through 12 months	83,621
Over 12 months	110,666
Total	$327,637

The uninsured deposit data for 2023 and 2022 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.48 billion and $1.64 billion at March 31, 2023 and December 31, 2022, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 4.67% for the quarter ended March 31, 2023. Other borrowings consist of the following:

●

$30.0 million on the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may be prepaid by the Company; and

●

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At March 31, 2023, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.0 billion. The Bank had loans pledged the FHLB which provided approximately $1.4 billion in available funding. The Bank has additional unpledged CRE loans that would provide an approximate additional $1.7 billion in available funding through the FHLB for a total of $3.1 billion in available funding from the FHLB. The Bank’s policy limits on brokered deposits would allow for  up to $3.6 billion in available funding for brokered deposits. Additionally, the Bank had borrowing availability of approximately $698.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings” and has various other sources of liquidity as discussed herein.  We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding if we are able to maintain our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $14.4 billion and $15.3 billion for the quarters ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31,
	2023	2022
Sources of Funds:
Deposits:
Non-interest-bearing	21.4%	31.9%
Interest-bearing	58.3	49.1
Federal funds purchased	9.6	10.6
Long term debt and other borrowings	0.8	0.4
Other liabilities	0.5	0.4
Equity capital	9.4	7.6
Total sources	100.0%	100.0%

Uses of Funds:
Loans	81.0%	63.1%
Securities	12.0	10.0
Interest-bearing balances with banks	3.5	23.8
Federal funds sold	0.4	0.1
Other assets	3.1	3.0
Total uses	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at March 31, 2023 was $1.34 billion, or 9.19% of total assets. At December 31, 2022, total stockholders’ equity attributable to us was $1.30 billion, or 8.89% of total assets.

As of March 31, 2023, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2023.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of March 31, 2023, December 31, 2022 and March 31, 2022:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,368,751	10.01%	$615,176	4.50%	N/A	N/A
ServisFirst Bank	1,428,371	10.45%	615,120	4.50%	$888,506	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,369,251	10.02%	820,235	6.00%	N/A	N/A
ServisFirst Bank	1,428,871	10.45%	820,160	6.00%	1,093,546	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,578,208	11.54%	1,093,647	8.00%	N/A	N/A
ServisFirst Bank	1,578,411	11.55%	1,093,546	8.00%	1,366,933	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,369,251	9.49%	576,964	4.00%	N/A	N/A
ServisFirst Bank	1,428,871	9.91%	576,969	4.00%	721,211	5.00%

As of December 31, 2022:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,326,035	9.55%	$624,986	4.50%	N/A	N/A
ServisFirst Bank	1,385,697	9.98%	624,942	4.50%	$902,694	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,326,535	9.55%	833,315	6.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.98%	833,256	6.00%	1,111,008	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,532,134	11.03%	1,111,086	8.00%	N/A	N/A
ServisFirst Bank	1,533,069	11.04%	1,111,008	8.00%	1,388,760	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,326,535	9.29%	570,960	4.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.71%	570,924	4.00%	713,656	5.00%

As of March 31, 2022:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,169,735	9.86%	$533,769	4.50%	N/A	N/A
ServisFirst Bank	1,232,198	10.39%	533,698	4.50%	$770,897	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,170,235	9.87%	711,691	6.00%	N/A	N/A
ServisFirst Bank	1,232,698	10.39%	711,598	6.00%	948,797	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,356,009	11.43%	948,922	8.00%	N/A	N/A
ServisFirst Bank	1,353,761	11.41%	948,797	8.00%	1,185,996	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,170,235	7.67%	610,638	4.00%	N/A	N/A
ServisFirst Bank	1,232,698	8.08%	610,538	4.00%	763,172	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2023 are as follows:

March 31, 2023
(In Thousands)
Commitments to extend credit	$3,958,312
Credit card arrangements	362,347
Standby letters of credit	60,666
$4,381,325

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended March 31, 2023 was $58.0 million compared to $57.6 million for the three months ended March 31, 2022. The increase in net income was primarily attributable to a $2.6 million increase in net interest income during the three months ended March 31, 2023 to $108.3 million, compared to $105.7 million during the same period in 2022. The increase in net interest income is primarily attributable to growth in average loans, which increased by $2.00 billion. Total non-interest income decreased by $1.6 million to $6.3 million during the three months ended March 31, 2023 compared to $7.9 million during the same period in 2022. Total non-interest expenses increased by $2.4 million to $39.7 million during the three months ended March 31, 2023 compared to $37.2 million during the same period in 2022.

Basic and diluted net income per common share were $1.07 and $1.06, respectively, for the three months ended March 31, 2023, compared to $1.06 for both for the corresponding period in 2022.  Return on average assets for the three months ended March 31, 2023 was 1.63% compared to 1.53% for the corresponding period in 2022, and return on average common stockholders’ equity for the three months ended March 31, 2023 was 17.83% compared to 20.09% for the corresponding period in 2022.

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

Taxable-equivalent net interest income increased $2.5 million, or 2.4%, to  $108.4 million for the three months ended March 31, 2023 compared to $105.8 million for the corresponding period in 2022. This increase was primarily attributable to a $2.00 billion increase in average loans, or 20.8%, year-over-year. Average interest-bearing balances with banks decreased by $3.13 billion. The taxable-equivalent yield on interest-earning assets increased from 3.10% to 5.27% year-over-year, primarily a result of the Federal Reserve increasing market interest rates during 2022. The yield on loans for the three months ended March 31, 2023 was 5.70% compared to 4.34% for the corresponding period in 2022. The cost of total interest-bearing liabilities increased to 2.98% for the three months ended March 31, 2023 from 0.33% for the corresponding period in 2022. Net interest margin for the three months ended March 31, 2023 increased 26 basis points to 3.15% from 2.89% for the corresponding period in 2022.

Beginning in March of 2022, the Federal Reserve Bank increased their targeted federal funds rate from 0 – 0.25% to its current range of 4.75 – 5.00%. Our cost of funding has increased as a result of deposit pricing pressures resulting from these rate increases. We believe our net interest income will benefit over a short period of time following the Federal Reserve Bank’s ceasing these rate increases.

The following table shows, for the three months ended March 31, 2023 and March 31, 2022, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(Dollar Amounts In Thousands)

	2023			2022
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,632,439	$163,576	5.70%	$9,621,484	$102,891	4.34%
Tax-exempt (3)	18,978	157	3.36	25,195	254	4.09
Total loans, net of unearned income	11,651,417	163,733	5.70	9,646,679	103,145	4.34
Mortgage loans held for sale	1,522	24	6.40	927	4	1.75
Investment securities:
Taxable	1,724,523	10,939	2.54	1,518,572	8,222	2.17
Tax-exempt (3)	3,781	23	2.43	8,812	51	2.32
Total debt securities (4)	1,728,304	10,962	2.54	1,527,384	8,273	2.17
Federal funds sold	50,526	614	4.93	16,639	13	0.32
Restricted equity securities	9,919	188	7.69	7,371	68	4
Interest-bearing balances with banks	510,021	5,873	4.67	3,637,882	1,804	0.20
Total interest-earning assets	$13,951,709	$181,394	5.27%	$14,836,882	$113,307	3.10%
Non-interest-earning assets:
Cash and due from banks	106,448			74,534
Net premises and equipment	60,617			61,209
Allowance for credit losses, accrued interest and other assets	279,775			313,560
Total assets	$14,398,549			$15,286,185

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,675,355	$5,151	1.25%	$1,594,645	$778	0.20%
Savings deposits	134,671	312	0.94	135,545	59	0.18
Money market accounts	5,756,642	44,978	3.17	4,985,224	3,204	0.26
Time deposits	850,639	5,272	2.51	792,930	1,803	0.92
Total interest-bearing deposits	8,417,307	55,713	2.68	7,508,344	5,844	0.32
Federal funds purchased	1,389,217	16,003	4.67	1,620,012	932	0.23
Other borrowings	114,726	1,305	4.61	64,708	690	4.32
Total interest-bearing liabilities	$9,921,250	$73,021	2.98%	$9,193,064	$7,466	0.33%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	3,086,774			4,870,701
Other liabilities	72,121			59,619
Stockholders' equity	1,358,587			1,156,186
Accumulated other comprehensive (loss) income	(40,183)			6,615
Total liabilities and stockholders' equity	$14,398,549			$15,286,185
Net interest income		$108,373			$105,841
Net interest spread			2.29%			2.77%
Net interest margin			3.15%			2.89%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,630 and $7,686 are included in interest income in the first quarter of 2023 and 2022, respectively. Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $49 and $21 is included in interest income in 2023 and 2022, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31,
	2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$24,207	$36,478	$60,685
Tax-exempt	(56)	(41)	(97)
Total loans, net of unearned income	24,151	36,437	60,588
Mortgages held for sale	4	16	20
Debt securities:
Taxable	1,199	1,518	2,717
Tax-exempt	(31)	3	(28)
Total debt securities	1,168	1,521	2,689
Federal funds sold	73	528	601
Restricted equity securities	48	140	120
Interest-bearing balances with banks	(2,835)	6,904	4,069
Total interest-earning assets	22,609	45,546	68,087

Interest-bearing liabilities:
Interest-bearing demand deposits	41	4,332	4,373
Savings	-	252	252
Money market accounts	572	41,202	41,774
Time deposits	140	3,329	3,469
Total interest-bearing deposits	753	49,115	49,868
Federal funds purchased	(152)	15,223	15,071
Other borrowed funds	566	49	615
Total interest-bearing liabilities	1,167	64,387	65,554
Increase in net interest income	$21,442	$(18,841)	$2,533

Our growth in loans continues to drive favorable volume component change and overall change. The rate component was unfavorable as average rates paid on interest-bearing liabilities increased 265 basis points while loan yields increased only 136 basis points. An increase in average equity contributed to a favorable volume component, but was partially offset by a decrease in average non-interest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $4.2 million for the three months ended March 31, 2023, a decrease of $1.2 million from $5.4 million for the three months ended March 31, 2022.  The decrease in provision expense is primarily the result of improvement in the economic projections used to inform loss driver forecasts within the ACL model. The ACL for March 31, 2023, December 31, 2022 and March 31, 2022 totaled $149.0 million, $146.0 million, and $119.0 million, or 1.28%, 1.25%, and 1.21% of loans, net of unearned income, respectively.  Annualized net credit charge-offs to quarter-to-date average loans were 0.05% for the first quarter of 2023, a six basis point decrease compared to 0.11% for the first quarter of 2022.  Nonperforming loans were flat at  $17.8 million, or 0.15% of total loans, at March 31, 2023 from the same amounts at December 31, 2022, and decreased compared to $19.4 million, or 0.20% of total loans, at March 31, 2022.

Noninterest Income

Noninterest income totaled $6.3 million for the three months ended March 31, 2023, a decrease of $1.6 million compared to the corresponding period in 2022. Service charges on deposit accounts decreased $208,000, or 9.71%, to $1.9 million for the three months ended March 31, 2023, compared to $2.1 million in the corresponding period in 2022. Mortgage banking revenue decreased $84,000, or 15.97%, to $442,000 for the three months ended March 31, 2023, compared to $526,000 in the corresponding period in 2022. Interest rate increases have negatively impacted the housing market, which contributed to the decrease in mortgage banking revenue. Net credit card revenue decreased $683,000, or 28.79%, to $1.7 million during the three months ended March 31, 2023, compared to $2.4 million during the three months ended March 31, 2022. The number of credit card accounts increased approximately 8.2% and the aggregate amount of spend on all credit card accounts increased 14.7% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Other income for the three months ended March 31, 2023, decreased $4.0 million, or 86.3%, to $635,000 when compared to the corresponding period in 2022. We did not recognize any income on the interest rate cap during the first quarter of 2023, compared to $3.4 million during the first quarter of 2022. Merchant service revenue increased by $118,000, or 35.2%, to $455,000, during the first quarter of 2023 compared to $336,000 during the corresponding period in 2022.

Changes in our non-interest income, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2023	2022	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$1,934	$2,142	$(208)	(9.7)%
Mortgage banking	442	526	(84)	(16.0)%
Credit cards	1,689	2,372	(683)	(28.8)%
Securities gains	-	(3,335)	NM	NM
Increase in cash surrender value life insurance	1,621	1,608	13	0.8%
Other operating income	635	4,635	(4,000)	(86.3)%
Total noninterest income	$6,321	$7,948	$(1,627)	(20.5)%

Noninterest Expense

Noninterest expense totaled $39.7 million for the three months ended March 31, 2023, an increase of $2.4 million, or 6.6%, compared to $37.2 million for the same period in 2022. Salary and benefit expense increased $765,000, or 4.2%, to $19.1 million for the three months ended March 31, 2023, from $18.3 million for the same period in 2022. Total FTE employees increased from 511 as of March 31, 2022, to 573 as of March 31, 2023. Equipment and occupancy expense increased $502,000, or 17.1%, to $3.4 million for the three months ended March 31, 2023 from $2.9 million for the corresponding period in 2022.We opened new offices in Charlotte and Asheville, North Carolina during the second and third quarters of 2022, which contributed to the increase in equipment and occupancy expense. Third party processing and other services increased $1.7 million, or 30.0%, to $7.3 million for the three months ended March 31, 2023, from $5.6 million for the corresponding period in 2022.  The increase year-over-year in third party processing also includes Federal Reserve Bank charges related to correspondent bank settlement activities. Professional services increased $662,000, or 66.7%, to $1.7 million for the three months ended March 31, 2023, from $992,000 for the same period in 2022. FDIC and other regulatory assessments increased $385,000, or 34.0%, to $1.5 million for the three months ended March 31, 2023 from $1.1 million for the corresponding period in 2022. OREO expense increased $3,000, or 100.0%, to $6,000 for the three months ended March 31, 2023 from $3,000 for the corresponding period in 2022. Other operating expenses decreased $1.6 million, or 18.8%, to $6.7 million for the three months ended March 31, 2023, from $8.3 million for the corresponding period in 2022. We recognized $874,000 of expenses during the three months ended March 31, 2022, associated with the conversion to a new core operating system scheduled to take place within the year. We wrote down investments in new market tax credit entities by $2.5 million during the three months ended March 31, 2022. We increased our ACL on unfunded loan commitments by $300,000 in the first quarter of 2022.

Changes in our non-interest expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2023	2022	$ change	% change
	(Dollars In Thousands)
Noninterest expense:
Salaries and employee benefits	$19,066	$18,301	$765	4.2%
Equipment and occupancy	3,435	2,933	502	17.1%
Third party processing and other services	7,284	5,605	1,679	30.0%
Professional services	1,654	992	662	66.7%
FDIC and other regulatory assessments	1,517	1,132	385	34.0%
Other real estate owned	6	3	3	100.0%
Other operating expense	6,702	8,252	(1,550)	(18.8)%
Total noninterest expense	$39,664	$37,218	$2,446	6.6%

Income Tax Expense

Income tax expense was $12.8 million for the three months ended March 31, 2023 versus $13.5 million for the same period in 2022. Our effective tax rate for the three months ended March 31, 2023 was 18.07%, compared to 18.96% for the corresponding period in 2022. We recognized tax credits during the three months ended March 31, 2023 of $3.9 million, compared to $3.3 million for the corresponding period in 2022. We recognized excess tax benefits as a credit to our income tax expense from the exercise of stock options and vesting of restricted stock of $1.1 million in the first quarter of 2023, compared to $571,000 in the first quarter of 2022. Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The ACL, valuation of impaired loans and foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable. A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 and 200 basis point shock and ramp scenarios in the first and second year range from -4% to -17%.  The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. As of March 31, 2023, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2022. We could experience an increase in the cost of funding our balance sheet. In response to increased inflationary pressures the Federal Reserve increased their targeted federal funds rate from 0 – 0.25% to 4.75 – 5.00% since March of 2022. Such rate increases could lead to us further increasing rates on our deposits and short-term borrowings. We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2023. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures are effective to ensure that material information relating to ServisFirst Bancshares, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

SERVISFIRST BANCSHARES, INC.

Date: May 2, 2023	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 2, 2023	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer