Form 10-Q
period 2023-06-30
ServisFirst Bancshares, Inc.
filed 2023-08-03
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2023
Common stock, $.001 par value	54,423,341

EX-3.1 SECOND CERTIFICATE OF AMENDMENT TO THE RESTATED CERTIFICATE OF INCORPORATION

EX-3.2 RESTATED CERTIFICATE OF INCORPORATION, AS AMENDED

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$107,251	$106,317
Interest-bearing balances due from depository institutions	852,483	708,221
Federal funds sold	17,958	1,515
Cash and cash equivalents	977,692	816,053
Available-for-sale debt securities, at fair value	990,921	644,815
Held-to-maturity debt securities (fair value of $963,843 at June 30, 2023 and $935,953 at December 31, 2022)	1,057,306	1,034,121
Restricted equity securities	7,307	7,734
Mortgage loans held for sale	3,981	1,607
Loans	11,604,894	11,687,968
Less allowance for credit losses	(152,272)	(146,297)
Loans, net	11,452,622	11,541,671
Premises and equipment, net	59,655	59,850
Accrued interest and dividends receivable	50,183	48,422
Deferred tax asset, net	65,635	60,448
Other real estate owned and repossessed assets	832	248
Bank owned life insurance contracts	290,979	287,752
Goodwill and other identifiable intangible assets	13,615	13,615
Other assets	102,080	79,417
Total assets	$15,072,808	$14,595,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,855,102	$3,321,347
Interest-bearing	9,433,117	8,225,458
Total deposits	12,288,219	11,546,805
Federal funds purchased	1,298,066	1,618,798
Other borrowings	64,737	64,726
Accrued interest and dividends payable	23,061	18,615
Other liabilities	35,254	48,913
Total liabilities	13,709,337	13,297,857
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,425,033 shares issued and outstanding at June 30, 2023; and 54,326,527 shares issued and outstanding at December 31, 2022	54	54
Additional paid-in capital	230,659	229,693
Retained earnings	1,190,920	1,109,902
Accumulated other comprehensive loss	(58,662)	(42,253)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,362,971	1,297,396
Noncontrolling interest	500	500
Total stockholders' equity	1,363,471	1,297,896
Total liabilities and stockholders' equity	$15,072,808	$14,595,753

 (1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$171,718	$111,287	$335,450	$214,392
Taxable securities	11,570	10,515	22,465	18,738
Nontaxable securities	17	37	38	80
Federal funds sold	227	93	841	106
Other interest and dividends	6,124	4,623	12,184	6,427
Total interest income	189,656	126,555	370,978	239,743
Interest expense:
Deposits	71,971	6,427	127,684	12,270
Borrowed funds	16,434	3,760	33,742	5,383
Total interest expense	88,405	10,187	161,426	17,653
Net interest income	101,251	116,368	209,552	222,090
Provision for credit losses	6,654	9,507	10,851	14,869
Net interest income after provision for credit losses	94,597	106,861	198,701	207,221
Noninterest income:
Service charges on deposit accounts	2,142	2,133	4,076	4,275
Mortgage banking	696	614	1,138	1,140
Credit card income	2,406	2,672	4,095	5,044
Securities losses	-	(2,833)	-	(6,168)
Bank-owned life insurance income	2,496	3,733	4,117	5,341
Other operating income	842	3,187	1,477	7,822
Total noninterest income	8,582	9,506	14,903	17,454
Noninterest expenses:
Salaries and employee benefits	18,795	20,734	37,861	39,035
Equipment and occupancy expense	3,421	2,983	6,856	5,916
Third party processing and other services	6,198	6,345	13,482	11,950
Professional services	1,580	1,327	3,234	2,319
FDIC and other regulatory assessments	2,242	1,147	3,759	2,279
OREO expense	6	32	12	35
Other operating expenses	6,224	7,253	12,926	15,505
Total noninterest expenses	38,466	39,821	78,130	77,039
Income before income taxes	64,713	76,546	135,474	147,636
Provision for income taxes	11,245	14,410	24,035	27,887
Net income	53,468	62,136	111,439	119,749
Preferred stock dividends	31	31	31	31
Net income available to common stockholders	$53,437	$62,105	$111,408	$119,718

Basic earnings per common share	$0.98	$1.14	$2.05	$2.21
Diluted earnings per common share	$0.98	$1.14	$2.04	$2.20

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$53,468	$62,136	$111,439	$119,749
Other comprehensive loss, net of tax:
Unrealized net holding losses arising during period from securities available for sale, net of tax of $(5,182) and $(5,403) for the three and six months ended June 30, 2023, respectively, and $(5,557) and $(12,572) for the three and six months ended June 30, 2022, respectively	(15,455)	(13,344)	(16,122)	(40,340)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(51) and $(96) for the three and six months ended June 30, 2023, respectively, and $(100) and $(250) for the three and six months ended June 30, 2022, respectively	(158)	(377)	(287)	(946)
Reclassification adjustment for net losses on sales of securities, net of tax of $595 and $1,295 for the three and six months ended June 30, 2022	-	2,238	-	4,873
Other comprehensive loss, net of tax	(15,613)	(11,482)	(16,409)	(36,413)
Comprehensive income	$37,855	$50,654	$95,030	$83,336

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)(Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2022	54,282,132	$-	$54	$227,127	$956,169	$(10,875)	$500	$1,172,975
Common dividends declared, $0.23 per share	-	-	-	-	(12,491)	-	-	(12,491)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	32	-	-	32
Issue restricted shares pursuant to stock incentives, net of forfeitures	15,794	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	8,949	-	-	308	-	-	-	308
2,551 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(326)	-	-	-	(326)
Stock-based compensation expense	-	-	-	797	-	-	-	797
Other comprehensive loss, net of tax	-	-	-	-	-	(11,482)	-	(11,482)
Net income	-	-	-	-	62,136	-	-	62,136
Balance, June 30, 2022	54,306,875	$-	$54	$227,906	$1,005,815	$(22,357)	$500	$1,211,918

Balance, April 1, 2023	54,398,025	$-	$54	$229,631	$1,152,681	$(43,049)	$500	$1,339,817
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	41	-	-	41
Issue restricted shares pursuant to stock incentives, net of forfeitures	16,555	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	10,453	-	-	168	-	-	-	168
2,247 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(122)	-	-	-	(122)
Stock-based compensation expense	-	-	-	982	-	-	-	982
Other comprehensive loss, net of tax	-	-	-	-	-	(15,613)	-	(15,613)
Net income	-	-	-	-	53,468	-	-	53,468
Balance, June 30, 2023	54,425,033	$-	$54	$230,659	$1,190,920	$(58,662)	$500	$1,363,471

	Six Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2022	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.23 per share	-	-	-	-	(12,485)	-	-	(12,485)
Common dividends declared, $0.23 per share	-	-	-	-	(12,491)	-	-	(12,491)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	65	-	-	65
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,768	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	37,047	-	-	862	-	-	-	862
10,953 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(940)	-	-	-	(940)
Stock-based compensation expense	-	-	-	1,587	-	-	-	1,587
Other comprehensive loss, net of tax	-	-	-	-	-	(36,413)	-	(36,413)
Net income	-	-	-	-	119,749	-	-	119,749
Balance, June 30, 2022	54,306,875	$-	$54	$227,906	$1,005,815	$(22,357)	$500	$1,211,918

Balance, January 1, 2023	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.28 per share	-	-	-	-	(15,233)	-	-	(15,233)
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	82	-	-	82
Issue restricted shares pursuant to stock incentives, net of forfeitures	37,268	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	61,238	-	-	1,014	-	-	-	1,014
26,462 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,838)	-	-	-	(1,838)
Stock-based compensation expense	-	-	-	1,790	-	-	-	1,790
Other comprehensive loss, net of tax	-	-	-	-	-	(16,409)	-	(16,409)
Net income	-	-	-	-	111,439	-	-	111,439
Balance, June 30, 2023	54,425,033	$-	$54	$230,659	$1,190,920	$(58,662)	$500	$1,363,471

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$111,439	$119,749
Adjustments to reconcile net income to net cash provided by operations
Deferred tax	312	424
Provision for credit losses	10,851	14,869
Depreciation	2,142	2,098
Accretion on acquired loans	98	70
Amortization of core deposit intangible	-	23
Amortization of investments in tax credit partnerships	6,540	5,857
Net amortization of debt securities available-for-sale	226	2,062
Increase in accrued interest and dividends receivable	(1,761)	(1,726)
Stock-based compensation expense	1,790	1,587
Increase (decrease) in accrued interest and dividends payable	4,446	(104)
Proceeds from sale of mortgage loans held for sale	51,674	17,835
Originations of mortgage loans held for sale	(52,910)	(19,032)
Loss on sale of securities available for sale	-	6,168
Gain on sale of mortgage loans held for sale	(1,138)	(1,140)
Net gain on sale of other real estate owned and repossessed assets	(5)	(239)
Write down of other real estate owned and repossessed assets	-	6
Increase in cash surrender value of life insurance contracts	(4,117)	(5,341)
Net change in other assets, liabilities, and other operating activities	(36,094)	(17,167)
Net cash provided by operating activities	93,493	125,999
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(414,056)	(76,360)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	46,203	64,459
Proceeds from sale of debt securities available-for-sale	-	75,036
Purchases of debt securities held-to-maturity	(48,723)	(648,266)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	25,155	44,271
Purchases of restricted equity securities	(12,750)	(423)
Proceeds from sale of restricted equity securities	13,177	-
Investment in tax credit partnerships and SBIC	(5,817)	(1,646)
Return of capital from tax credit partnerships and SBIC	-	249
Decrease (increase) in loans	77,363	(1,088,455)
Purchases of premises and equipment	(1,947)	(1,280)
Proceeds from sale of other real estate owned and repossessed assets	158	1,091
Net cash used in investing activities	(321,237)	(1,631,324)
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(466,245)	(113,256)
Net increase (decrease) in interest-bearing deposits	1,207,659	(567,243)
Net decrease in federal funds purchased	(320,732)	(322,610)
FHLB advances	300,000	-
Repayment of FHLB advances	(300,000)	-
Proceeds from exercise of stock options	1,014	862
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,838)	(940)
Dividends paid on common stock	(30,444)	(24,957)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by (used in) financing activities	389,383	(1,028,175)
Net increase (decrease) in cash and cash equivalents	161,639	(2,533,500)
Cash and cash equivalents at beginning of period	816,053	4,222,096
Cash and cash equivalents at end of period	$977,692	$1,688,596
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$156,980	$10,291
Income taxes	46,968	35,965
Income tax refund	-	(142)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$737	$857
Dividends on nonvested restricted stock reclassified as compensation expense	41	65
Dividends declared	15,239	12,491

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and six month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,411,016	54,295,789	54,385,775	54,279,574
Net income available to common stockholders	$53,437	$62,105	$111,408	$119,718
Basic earnings per common share	$0.98	$1.14	$2.05	$2.21

Weighted average common shares outstanding	54,411,016	54,295,789	54,385,775	54,279,574
Dilutive effects of assumed exercise of stock options and vesting of performance shares	94,710	236,596	134,250	247,668
Weighted average common and dilutive potential common shares outstanding	54,505,726	54,532,385	54,520,025	54,527,242
Net income available to common stockholders	$53,437	$62,105	$111,408	$119,718
Diluted earnings per common share	$0.98	$1.14	$2.04	$2.20

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2023	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury Securities	$414,470	$47	$(63)	$414,454
Government Agency Securities	4	-	-	4
Mortgage-backed securities	261,450	2	(31,510)	229,942
State and municipal securities	13,409	1	(1,447)	11,963
Corporate debt	385,673	-	(51,115)	334,558
Total	$1,075,006	$50	$(84,135)	$990,921
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$557,084	$-	$(34,258)	$522,826
Mortgage-backed securities	492,170	1	(58,302)	433,869
State and municipal securities	8,052	-	(904)	7,148
Total	$1,057,306	$1	$(93,464)	$963,843

December 31, 2022
Debt Securities Available-for-Sale
U.S. Treasury Securities	$3,002	$-	$(33)	$2,969
Government Agency Securities	9	-	-	9
Mortgage-backed securities	282,480	5	(32,782)	249,703
State and municipal securities	15,205	1	(1,597)	13,609
Corporate debt	406,680	-	(28,155)	378,525
Total	$707,376	$6	$(62,567)	$644,815
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$507,151	$-	$(36,197)	$470,954
Mortgage-backed securities	518,929	7	(60,960)	457,976
State and municipal securities	8,041	-	(1,018)	7,023
Total	$1,034,121	$7	$(98,175)	$935,953

The amortized cost and fair value of debt securities as of June 30, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$449,651	$448,911	$24,712	$24,432
Due from one to five years	31,741	29,817	58,554	57,092
Due from five to ten years	329,164	280,122	338,630	311,100
Due after ten years	3,000	2,129	3,000	2,488
Mortgage-backed securities	261,450	229,942	282,480	249,703
	$1,075,006	$990,921	$707,376	$644,815

Debt securities held-to-maturity
Due within one year	$122,152	$120,402	$250	$250
Due from one to five years	314,773	297,631	386,465	366,095
Due from five to ten years	128,211	111,941	128,477	111,632
Mortgage-backed securities	492,170	433,869	518,929	457,976
	$1,057,306	$963,843	$1,034,121	$935,953

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law as of June 30, 2023 and December 31, 2022 was $1.3 billion and $789.3 million, respectively. The increase in pledged investment is due to increases in public funds balances during the second quarter of 2023.

The following table identifies, as of June 30, 2023 and December 31, 2022, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2023
Debt Securities available-for-sale
U.S. Treasury Securities	$(63)	$214,652	$-	$-	$(63)	$214,652
Government Agency Securities	-	4	-	-	-	4
Mortgage-backed securities	(19)	1,097	(31,490)	228,603	(31,510)	229,700
State and municipal securities	(24)	2,176	(1,423)	9,342	(1,447)	11,518
Corporate debt	(6,118)	69,657	(44,996)	258,041	(51,115)	327,698
Total	$(6,225)	$287,586	$(77,910)	$495,986	$(84,135)	$783,572
Debt Securities held-to-maturity
U.S. Treasury Securities	$(6)	$49,020	$(34,252)	$473,806	$(34,258)	$522,826
Mortgage-backed securities	(621)	10,241	(57,681)	419,852	(58,302)	430,093
State and municipal securities	-	-	(904)	6,898	(904)	6,898
Total	$(627)	$59,261	$(92,836)	$900,556	$(93,464)	$959,817
December 31, 2022
Debt Securities available-for-sale
U.S. Treasury Securities	$(33)	$2,969	$-	$-	$(33)	$2,969
Government Agency Securities	-	9	-	-	-	9
Mortgage-backed securities	$(3,473)	$60,234	$(29,309)	$189,109	$(32,782)	$249,343
State and municipal securities	(186)	5,283	(1,411)	7,880	(1,597)	13,163
Corporate debt	(18,566)	304,254	(9,589)	63,411	(28,155)	367,666
Total	$(22,258)	$372,749	$(40,309)	$260,400	$(62,567)	$633,149
Debt Securities held-to-maturity
U.S. Treasury Securities	$(12,662)	$295,383	$(23,537)	$175,570	$(36,197)	$470,953
Mortgage-backed securities	(31,367)	278,746	(29,592)	174,842	(60,960)	453,588
State and municipal securities	(544)	4,443	(474)	2,330	(1,018)	6,773
Total	$(44,573)	$578,572	$(53,603)	$352,742	$(98,175)	$931,314

At June 30, 2023 and 2022, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts.  Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2023 and 2022, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at June 30, 2023 and 2022. All debt securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities available-for-sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Sale proceeds	$-	$33,425	$-	$75,036
Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	(2,833)	-	(6,168)
Net realized gain (loss)	$-	$(2,833)	$-	$(6,168)

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,986,453	$3,145,317
Real estate - construction	1,397,732	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,294,002	2,199,280
1-4 family mortgage	1,167,238	1,146,831
Other mortgage	3,686,434	3,597,750
Subtotal: Real estate - mortgage	7,147,674	6,943,861
Consumer	73,035	66,402
Total Loans	11,604,894	11,687,968
Less: Allowance for credit losses	(152,272)	(146,297)
Net Loans	$11,452,622	$11,541,671

Commercial, financial and agricultural	25.73%	26.91%
Real estate - construction	12.04%	13.11%
Real estate - mortgage:
Owner-occupied commercial	19.77%	18.82%
1-4 family mortgage	10.06%	9.81%
Other mortgage	31.77%	30.78%
Subtotal: Real estate - mortgage	61.59%	59.41%
Consumer	0.63%	0.57%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2023 :

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$188,322	$452,817	$274,416	$175,236	$232,062	$524,756	$1,031,315	$5,827	$2,884,751
Special Mention	1,209	2,018	5,105	6,327	1,969	13,801	17,946	-	48,375
Substandard - accruing	-	-	-	374	10,853	24,514	9,783	-	45,524
Substandard -Non-accrual	-	452	146	-	2,101	3,211	1,894	-	7,804
Total Commercial, financial and agricultural	$189,531	$455,287	$279,667	$181,937	$246,985	$566,282	$1,060,937	$5,827	$2,986,453
Current-period gross charge-offs	-	4,677	-	-	-	446	492	-	5,615

Real estate - construction
Pass	$50,354	$646,738	$235,612	$36,480	$7,935	$17,850	$401,532	$-	$1,396,501
Special Mention	-	-	-	-	-	200	19	-	219
Substandard - accruing	-	-	-	-	-	1,011	1	-	1,012
Total Real estate - construction	$50,354	$646,738	$235,612	$36,480	$7,935	$19,061	$401,552	$-	$1,397,732

Owner-occupied commercial
Pass	$27,570	$362,863	$208,803	$306,095	$188,247	$384,494	$768,636	$1,741	$2,248,449
Special Mention	5,386	1,187	840	7,715	8,679	2,816	6,851	-	33,474
Substandard - accruing	-	-	-	-	-	3,498	3,074	-	6,572
Substandard -Non-accrual	-	-	-	-	2,332	-	3,175	-	5,507
Total Owner-occupied commercial	$32,956	$364,050	$209,643	$313,810	$199,258	$390,808	$781,736	$1,741	$2,294,002
Current-period gross charge-offs	-	-	-	-	117	-	-	-	117

1-4 family mortgage
Pass	$46,213	$391,730	$209,540	$96,218	$63,229	$121,505	$224,137	$69	$1,152,641
Special Mention	-	4,710	1,080	1,193	237	1,204	2,108	-	10,532
Substandard - accruing	-	-	-	-	3	541	442	-	986
Substandard -Non-accrual	-	-	422	733	1,152	773	-	-	3,080
Total 1-4 family mortgage	$46,213	$396,440	$211,042	$98,144	$64,621	$124,023	$226,686	$69	$1,167,238
Current-period gross charge-offs	-	40	-	-	-	-	-	-	40

Other mortgage
Pass	$23,499	$881,657	$444,982	$397,700	$260,033	$414,557	$1,234,081	$12,321	$3,668,830
Special Mention	-	-	-	-	-	1,050	4,431	-	5,482
Substandard - accruing	-	236	-	-	-	11,380	-	-	11,616
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$23,499	$881,893	$444,982	$397,700	$260,163	$427,363	$1,238,513	$12,321	$3,686,434

Consumer
Pass	$23,293	$12,787	$1,242	$4,428	$2,206	$6,463	$22,607	$-	$73,026
Special Mention	-	-	-	-	-	-	9	-	9
Substandard - accruing	-	-	-	-	-	-	-	-	-
Total Consumer	$23,293	$12,787	$1,242	$4,428	$2,206	$6,463	$22,616	$-	$73,035
Current-period gross charge-offs	-	-	-	-	-	-	501	-	501

Total Loans
Pass	$359,251	$2,748,592	$1,374,595	$1,016,157	$753,712	$1,469,625	$3,682,308	$19,958	$11,424,198
Special Mention	6,595	7,915	7,025	15,235	10,885	19,071	31,364	-	98,090
Substandard - accruing	-	236	-	374	10,856	40,947	13,296	-	65,709
Substandard -Non-accrual	-	452	568	733	5,716	4,360	5,069	-	16,897
Total Loans	$365,846	$2,757,195	$1,382,188	$1,032,499	$781,169	$1,534,003	$3,732,037	$19,958	$11,604,894
Current-period gross charge-offs	$-	$4,717	$-	$-	$117	$446	$993	$-	$6,273

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2022:

							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$691,817	$502,648	$223,096	$144,587	$78,477	$134,893	$1,267,333	$3,042,851
Special Mention	6,906	3,737	1,101	1,748	570	898	29,516	44,476
Substandard	200	-	379	9,501	16,329	16,595	14,986	57,990
Total Commercial, financial and agricultural	$698,923	$506,385	$224,576	$155,836	$95,376	$152,386	$1,311,835	$3,145,317

Real estate - construction
Pass	$618,578	$638,126	$156,834	$15,197	$12,063	$14,847	$72,172	$1,527,817
Special Mention	2,500	-	-	-	-	873	-	3,373
Substandard	-	-	-	-	1,198	-	-	1,198
Total Real estate - construction	$621,078	$638,126	$156,834	$15,197	$13,261	$15,720	$72,172	$1,532,388

Owner-occupied commercial
Pass	$424,321	$496,298	$352,375	$199,987	$157,204	$477,926	$64,152	$2,172,263
Special Mention	2,362	-	-	2,723	4,682	6,917	1,687	18,371
Substandard	-	-	-	73	-	8,573	-	8,646
Total Owner-occupied commercial	$426,683	$496,298	$352,375	$202,783	$161,886	$493,416	$65,839	$2,199,280

1-4 family mortgage
Pass	$388,778	$273,515	$93,272	$52,209	$28,999	$57,512	$243,302	$1,137,587
Special Mention	315	445	816	375	294	881	2,854	5,980
Substandard	-	279	404	648	346	1,224	363	3,264
Total 1-4 family mortgage	$389,093	$274,239	$94,492	$53,232	$29,639	$59,617	$246,519	$1,146,831

Other mortgage
Pass	$1,027,747	$976,208	$517,392	$380,104	$130,228	$470,699	$75,669	$3,578,047
Special Mention	231	-	-	-	-	7,161	-	7,392
Substandard	-	-	-	130	4,569	7,612	-	12,311
Total Other mortgage	$1,027,978	$976,208	$517,392	$380,234	$134,797	$485,472	$75,669	$3,597,750

Consumer
Pass	$21,132	$5,845	$4,203	$1,759	$440	$2,988	$30,021	$66,388
Special Mention	-	-	-	-	-	14	-	14
Substandard	-	-	-	-	-	-	-	-
Total Consumer	$21,132	$5,845	$4,203	$1,759	$440	$3,002	$30,021	$66,402

Total Loans
Pass	$3,172,373	$2,892,640	$1,347,172	$793,843	$407,411	$1,158,865	$1,752,649	$11,524,953
Special Mention	12,314	4,182	1,917	4,846	5,546	16,744	34,057	79,606
Substandard	200	279	783	10,352	22,442	34,004	15,349	83,409
Total Loans	$3,184,887	$2,897,101	$1,349,872	$809,041	$435,399	$1,209,613	$1,802,055	$11,687,968

Loans by performance status as of June 30, 2023 and December 31, 2022 were as follows:

June 30, 2023	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,978,515	$7,938	$2,986,453
Real estate - construction	1,397,732	-	1,397,732
Real estate - mortgage:
Owner-occupied commercial	2,288,496	5,506	2,294,002
1-4 family mortgage	1,162,842	4,396	1,167,238
Other mortgage	3,681,497	4,937	3,686,434
Total real estate mortgage	7,132,835	14,839	7,147,674
Consumer	72,968	67	73,035
Total	$11,582,050	$22,844	$11,604,894

December 31, 2022	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,138,014	$7,303	$3,145,317
Real estate - construction	1,532,388	-	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,195,968	3,312	2,199,280
1-4 family mortgage	1,144,713	2,118	1,146,831
Other mortgage	3,592,732	5,018	3,597,750
Total real estate mortgage	6,933,413	10,448	6,943,861
Consumer	66,312	90	66,402
Total	$11,670,127	$17,841	$11,687,968

Loans by past due status as of June 30, 2023 and December 31, 2022 were as follows:

June 30, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$3,280	$596	$142	$4,018	$7,796	$2,974,639	$2,986,453	$3,815
Real estate - construction	-	19	-	19	-	1,397,713	1,397,732	-
Real estate - mortgage:
Owner-occupied commercial	2,279	670	-	2,949	5,506	2,285,547	2,294,002	5,505
1-4 family mortgage	1,356	3,274	1,307	5,937	3,089	1,158,212	1,167,238	109
Other mortgage	-	-	4,431	4,431	506	3,681,497	3,686,434	506
Total real estate - mortgage	3,635	3,944	5,738	13,317	9,101	7,125,256	7,147,674	6,120
Consumer	49	29	67	145	-	72,890	73,035	-
Total	$6,964	$4,588	$5,947	$17,499	$16,897	$11,570,498	$11,604,894	$9,935

December 31, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$1,075	$409	$195	$1,679	$7,108	$3,136,530	$3,145,317	$3,238
Real estate - construction	-	711	-	711	-	1,531,677	1,532,388	-
Real estate - mortgage:
Owner-occupied commercial	83	452	-	535	3,312	2,195,433	2,199,280	57
1-4 family mortgage	405	580	594	1,579	1,524	1,143,728	1,146,831	491
Other mortgage	231	-	4,512	4,743	506	3,592,501	3,597,750	-
Total real estate - mortgage	719	1,032	5,106	6,857	5,342	6,931,662	6,943,861	548
Consumer	174	128	90	392	-	66,010	66,402	621
Total	$1,968	$2,280	$5,391	$9,639	$12,450	$11,665,879	$11,687,968	$4,407

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards. Commercial and industrial ("C&I") revolving lines of credit and credit cards are members of the Commercial, financial and agricultural and Consumer portfolios, respectively. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At June 30, 2023 and December 31, 2022, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects national unemployment to be generally unchanged and national GDP growth rate to improve compared to the December 31, 2022 forecast.

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

The following table presents changes in the ACL, segregated by loan type, for the three and six months ended June 30, 2023 and June 30, 2022.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2023
Allowance for credit losses:
Balance at April 1, 2023	$42,895	$40,483	$63,157	$2,430	$148,965
Charge-offs	(4,336)	-	(131)	(133)	(4,600)
Recoveries	1,232	-	-	21	1,253
Provision	3,674	(40)	3,211	(191)	6,654
Balance at June 30, 2023	$43,465	$40,443	$66,237	$2,127	$152,272

	Three Months Ended June 30, 2022
Allowance for credit losses:
Balance at April 1, 2022	$41,417	$27,821	$48,548	$1,677	$119,463
Charge-offs	(1,666)	-	(23)	(124)	(1,813)
Recoveries	1,217	-	-	13	1,230
Provision	642	8,172	268	426	9,507
Balance at June 30, 2022	$41,610	$35,993	$48,793	$1,992	$128,387

	Six Months Ended June 30, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(5,593)	-	(157)	(501)	(6,273)
Recoveries	1,360	3	1	32	1,396
Provision	4,868	(2,449)	7,740	692	10,851
Balance at June 30, 2023	$43,465	$40,443	$66,237	$2,127	$152,272

	Six Months Ended June 30, 2022
Allowance for credit losses:
Balance at January 1, 2022	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(4,240)	-	(51)	(199)	(4,489)
Recoveries	1,322	-	-	25	1,347
Provision	2,659	8,999	3,014	198	14,869
Balance at June 30, 2022	$41,610	$35,993	$48,793	$1,992	$128,387

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The ACL on unfunded commitments was $575,000 at June 30, 2023 and $575,000 at December 31, 2022. There was no provision expense the three and six months ended June 30, 2023, respectively, and provision expense was $0 and $300,000 for the three and six months ended June 30, 2022, respectively.

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

		Accounts				ACL
June 30, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,596	$7,944	$830	$23,962	$53,332	$11,166
Real estate - construction	-	-	-	1,011	1,011	2
Real estate - mortgage:
Owner-occupied commercial	12,034	-	-	48	12,082	226
1-4 family mortgage	11,259	-	-	-	11,259	78
Other mortgage	4,850	-	-	-	4,850	385
Total real estate - mortgage	28,143	-	-	48	28,191	689
Consumer	-	-	-	-	-	-
Total	$48,739	$7,944	$830	$25,021	$82,534	$11,857

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,061	$12,092	$837	$24,998	$57,988	$9,910
Real estate - construction	-	-	-	1,198	1,198	7
Real estate - mortgage:
Owner-occupied commercial	8,573	-	-	74	8,647	154
1-4 family mortgage	3,260	-	-	-	3,260	316
Other mortgage	12,311	-	-	-	12,311	-
Total real estate - mortgage	24,144	-	-	74	24,218	470
Consumer	-	-	-	-	-	-
Total	$44,205	$12,092	$837	$26,270	$83,404	$10,387

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

The Bank adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023:

	Three months ended June 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$2,951	$-	$2,951	0.03%
Owner-occupied commercial	2,511	-	2,511	0.02%
Total	$5,462	$-	$5,462	0.05%

	Six months ended June 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$42,052	$-	$42,052	0.36%
Real estate - construction	200	-	200	-%
Owner-occupied commercial	11,703	701	12,404	0.11%
1-4 family mortgage	214	-	214	-%
Other mortgage	11,254	359	11,613	0.10%
Total	$65,423	$1,060	$66,483	0.57%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

Three months ended June 30, 2023
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	9 to 65	$-
Real estate - construction	-	-
Owner-occupied commercial	9 to 60	-
1-4 family mortgage	-	-
Other mortgage	-	-

	Six months ended June 30, 2023
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 65	$-
Real estate - construction	6	-
Owner-occupied commercial	3 to 60	49
1-4 family mortgage	3	-
Other mortgage	3 to 36	59

No loans modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, were past due greater than 30 days or on non-accrual as of June 30, 2023.

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and six months of June 30, 2023 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

TDRs at December 31, 2022 and June 30, 2022 totaled $2.5 million and $2.1 million, respectively.  The portion of those TDRs accruing interest at December 31, 2022 and June 30, 2022 totaled $431,000 and $421,000, respectively.  There were no modifications made to new TDRs or renewals of existing TDRs for the three and six months ended June 30, 2022.There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and six months ended  June 30, 2022. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10 years. At June 30, 2023, the Company had lease right-of-use assets and lease liabilities totaling $19.4 million and $20.3 million, respectively, compared to $18.8 million and $19.6 million, respectively, at December 31, 2022 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

June 30, 2023
(In Thousands)
2023 (remaining)	$2,331
2024	3,916
2025	3,832
2026	3,284
2027	2,694
thereafter	6,096
Total lease payments	22,153
Less: imputed interest	(1,871)
Present value of operating lease liabilities	$20,282

As of June 30, 2023, the weighted average remaining term of operating leases is 6.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.02%.

Operating cash outflows related to leases were $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively, compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively.

Lease costs during the three and six months ended June 30, 2023 and June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating lease cost	$1,269	$1,051
Short-term lease cost	-	17
Variable lease cost	192	151
Sublease income	(8)	(5)
Net lease cost	$1,453	$1,214

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$2,499	$2,095
Short-term lease cost	-	25
Variable lease cost	383	300
Sublease income	(16)	(29)
Net lease cost	$2,866	$2,391

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $982,000 and $1.8 million for the three and six months ended June 30, 2023, respectively, and $797,000 and $1.6 million for the three and six months ended June 30, 2022, respectively.

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

There were no grants of stock options during the three and six months ended June 30, 2023 and 2022.

The following table summarizes stock option activity during the six months ended June 30, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2023:
Outstanding at January 1, 2023	280,000	$19.43	3.0	$14,088
Exercised	(87,700)	12.04	1.0	2,533
Forfeited	(1,000)	34.09	5.6	7
Outstanding at June 30, 2023	191,300	22.65	3.4	$6,235

Exercisable at June 30, 2023	137,800	$16.83	1.9	$3,432

Six Months Ended June 30, 2022:
Outstanding at January 1, 2022	353,250	$19.28	3.8	$23,525
Exercised	(48,000)	17.85	2.8	2,931
Outstanding at June 30, 2022	305,250	$19.51	3.4	$18,431

Exercisable at June 30, 2022	243,500	$14.77	2.5	$15,924

As of June 30, 2023, there was $117,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next eight months.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2023, there was $5.4 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.2 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain market conditions. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date. As of June 30, 2023, there was $1.1 million of total unrecognized compensation cost related to non-vested performance shares. As of June 30, 2023, non-vested performance shares had a weighted average remaining time to vest of 1.6 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2023:
Non-vested at January 1, 2023	141,580	$56.39	23,852	$54.16
Granted	47,309	60.40	8,091	70.29
Vested	(29,852)	52.27	-	-
Forfeited	(10,041)	63.90	-	-
Non-vested at June 30, 2023	148,996	$57.98	31,943	$58.25

Six Months Ended June 30, 2022:
Non-vested at January 1, 2022	127,602	$42.27	12,437	$37.05
Granted	46,266	83.06	9,165	69.68
Vested	(23,507)	44.85	-	-
Forfeited	(3,498)	53.25	-	-
Non-vested at June 30, 2022	146,863	$54.45	21,602	$50.89

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap was not designated as a hedging instrument. The interest rate cap had an original term of 3 years, a notional amount of $300 million and was tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap was carried on the Consolidated Balance Sheet in other assets and the change in fair value was recognized in noninterest income each quarter. The interest rate cap contract expired May 4, 2023.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments with customers related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2023 and December 31, 2022 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued ASU 2022-02. The amendments eliminate the accounting guidance for TDR recognition in Subtopic 310-40, Receivables – Trouble Debt Restructurings by Creditors by entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of June 30, 2023 was 0% to 85% and 20.2%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2022 was 0% to 82% and 19.5% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $4.1 million and $6.3 million during the three and six months ended June 30, 2023, respectively, and $1.2 million and $1.8 million during the three and six months ended June 30, 2022, respectively.

Other Real Estate Owned.  Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  Appraisals are performed by certified and licensed appraisers.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals.  The range of fair value adjustments and weighted average adjustment as of June 30, 2023 was 24% to 100% and 30%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2022 was 0% to 100% and 53.3%, respectively.  These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $5,000 was recognized for both the three and six months ended June 30, 2023, respectively, and $125,000 and $119,000 for the three and six months ended June 30, 2022, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with an aggregate balance of $237,000 foreclosed and classified as OREO as of June 30, 2023, compared to two residential real estate loan foreclosures for $248,000 as of December 31, 2022.

Two residential real estate loans for $181,000 were in the process of being foreclosed as of June 30, 2023. There were no residential real estate loans that were in the process of being foreclosed as of December 31, 2022.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$414,454	$-	$-	$414,454
Government agency securities	-	4	-	4
Mortgage-backed securities	-	229,942	-	229,942
State and municipal securities	-	11,963	-	11,963
Corporate debt	-	327,698	6,860	334,558
Total available-for-sale debt securities	414,454	569,607	6,860	990,921
Total assets at fair value	$414,454	$569,607	$6,860	$990,921

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$2,969	$-	$-	$2,969
Government agency securities	-	9	-	9
Mortgage-backed securities	-	249,703	-	249,703
State and municipal securities	-	13,609	-	13,609
Corporate debt	-	367,665	10,860	378,525
Total available-for-sale debt securities	2,969	630,986	10,860	644,815
Interest rate cap derivative	-	4,201	-	4,201
Total assets at fair value	$2,969	$635,187	$10,860	$649,016

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$70,677	$70,677
Other real estate owned and repossessed assets	-	-	832	832
Total assets at fair value	$-	$-	$71,509	$71,509

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,017	$73,017
Other real estate owned and repossessed assets	-	-	248	248
Total assets at fair value	$-	$-	$73,265	$73,265

There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2023, and December 31, 2022.

In the case of the investment securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2023, there was one transfer from Level 3 to Level 2.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2023 and June 30, 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	Available-for- sale Securities	Available-for- sale Securities	Available-for- sale Securities	Available-for- sale Securities
	(In Thousands)
Fair value, beginning of period	$6,860	$11,500	$10,860	$16,992
Transfers into Level 3	-	-	-	-
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	(462)	160	(805)
Purchases	-	-	-	-
Transfers out of Level 3	-	(5,038)	(4,160)	(10,187)
Fair value, end of period	$6,860	$6,000	$6,860	$6,000

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$959,734	$959,734	$814,538	$814,538
Held to maturity U.S. Treasury securities	557,084	522,826	507,601	470,954

Level 2 Inputs:
Federal funds sold	17,958	17,958	1,515	1,515
Held to maturity debt securities	499,972	440,767	526,720	464,749
Mortgage loans held for sale	3,981	3,943	1,607	1,604
Restricted equity securities	7,307	7,307	7,734	7,734

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	11,452,622	11,021,748	11,541,671	11,265,517

Financial Liabilities:
Level 2 Inputs:
Deposits	$12,288,219	$12,272,714	$11,546,805	$11,529,647
Federal funds purchased	1,298,066	1,298,066	1,618,798	1,618,798
Other borrowings	64,737	57,583	64,726	57,101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023 and June 30, 2022.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; credit issues associated with the efficacy of return to office policies; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-bank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for fiscal year 2023 and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through full-service banking offices located in Alabama, Florida, Georgia, North and South Carolina, Tennessee, and Virginia. We also operate loan production offices in Florida, North Carolina, and Virginia. Through the bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Second quarter highlights

●	Diluted earnings per common share of $0.98 for the second quarter of 2023, a decrease of 14%, from the second quarter 2022.
●	Average loans of $11.6 billion for the second quarter of 2023, an increase of $1.4 billion, or 14%, from a year ago.
●	Average deposits of $11.6 billion for the second quarter of 2023, a decrease of $459.4 million, or 4%, from a year ago.
●	Net interest income of $101.3 million for the second quarter of 2023, a decrease $15.1 million, or 13%, from the second quarter of 2022.
●

Net interest margin of 2.93% for the second quarter of 2023 decreased 33 bps from 3.26% in the second quarter of 2022. The decrease primarily resulted from increases in rates paid on interest-bearing deposits.

Overview

As of June 30, 2023, we had consolidated total assets of $15.1 billion, an increase of $477.1 million, or 3.3%, from total assets of $14.6 billion at December 31, 2022.  Total loans were $11.6 billion at June 30, 2023, a decrease of $83.1 million, or 0.7%, from $11.7 billion at December 31, 2022. Total deposits were $12.3 billion at June 30, 2023, an increase of $741.4 million, or 6.4%, from $11.5 billion at December 31, 2022.

Net income available to common stockholders for the three months ended June 30, 2023 was $53.4 million down $8.7 million, or 14.0%, from $62.1 million for the three months ended June 30, 2022.  Basic and diluted earnings per common share  were both $0.98 for the three months ended June 30, 2023, compared to $1.14 for both in the corresponding period in 2022.

Net income available to common stockholders for the six months ended June 30, 2023 was $111.4 million, a decrease of $8.3 million, or 6.9%, from $119.7 million for the corresponding period in 2022.  Basic and diluted earnings per common share were $2.05 and $2.04, respectively, for the six months ended June 30, 2023, compared to $2.21 and $2.20, respectively, for the corresponding period in 2022.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and six months ended June 30, 2023, and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on average assets	1.50%	1.67%	1.57%	1.60%
Return on average common stockholders' equity	15.85%	20.93%	16.83%	20.52%
Dividend payout ratio	28.56%	20.19%	28.56%	20.95%
Net interest margin (1)	2.93%	3.26%	3.04%	3.07%
Efficiency ratio (2)	35.02%	31.64%	34.81%	32.16%
Average stockholders' equity to average total assets	9.46%	7.99%	9.31%	7.79%

(1)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At June 30, 2023, we had $18.0 million in federal funds sold, compared to $1.5 million at December 31, 2022. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2023, we had $840.4 million in balances at the Federal Reserve, compared to $693.8 million at December 31, 2022.

Investment Securities

Debt securities available for sale totaled $990.9 million at June 30, 2023 and  $644.8 million at December 31, 2022. Investment securities held to maturity totaled $1.06 billion at June 30, 2023 and $1.0 billion at December 31, 2022. We had paydowns of $46.3 million on mortgage-backed securities and government agencies, maturities of $12.8 million on municipal bonds, corporate securities and treasury securities, and calls of $13.0 million on U.S. government agencies and municipal securities during the six months ended June 30, 2023. We recognized a $2.8 million loss on the sale of available for sale debt securities during the second quarter of 2022. We sold seven debt securities available for sale for $33.4 million that were yielding less than 1.00%. We purchased $462.8 million in US Treasuries during the six months ended June 30, 2023, compared to $360.5 million in US Treasuries, $286.7 million in mortgage-backed securities, and $76.4 million in corporate securities during the six months ended June 30, 2022.  For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2023 and December 31, 2022, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of June 30, 2023, we had $385.7 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of June 30, 2023.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.3 billion and $789.3 million as of June 30, 2023 and December 31, 2022, respectively.

Loans

We had total loans of $11.6 billion at June 30, 2023, a decrease of $83.1 million, or 0.7%, compared to $11.7 billion at December 31, 2022.

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$11,604,894	$10,617,320	$11,604,894	$10,617,320
Average loans outstanding, net of unearned income	$11,599,320	$10,189,086	$11,625,224	$9,919,381
Allowance for credit losses at beginning of period	148,965	119,463	146,297	116,660
Charge-offs:
Commercial, financial and agricultural loans	4,336	1,667	5,593	4,241
Real estate - construction	-	-	-	-
Real estate - mortgage	131	23	157	50
Consumer loans	133	123	501	198
Total charge-offs	4,600	1,813	6,273	4,489
Recoveries:
Commercial, financial and agricultural loans	1,233	1,217	1,361	1,322
Real estate - construction	-	-	3	-
Real estate - mortgage	-	-	1	-
Consumer loans	21	13	32	25
Total recoveries	1,254	1,230	1,397	1,347
Net charge-offs	3,346	583	4,876	3,142
Provision for credit losses	6,654	9,507	10,851	14,869
Allowance for credit losses at period end	$152,272	$128,387	$152,272	$128,387
Allowance for credit losses to period end loans	1.31%	1.21%	1.31%	1.21%
Net charge-offs to average loans	0.11%	0.02%	0.06%	0.04%

		Percentage of loans
		in each category
June 30, 2023	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$43,465	33.22%
Real estate - construction	40,443	10.08%
Real estate - mortgage	66,237	55.97%
Consumer	2,127	0.73%
Total	$152,272	100.00%

		Percentage of loans
		in each category
December 31, 2022	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$42,830	31.30%
Real estate - construction	42,889	11.57%
Real estate - mortgage	58,652	56.43%
Consumer	1,926	0.70%
Total	$146,297	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $22.8 million at June 30, 2023, compared to $17.8 million at December 31, 2022. Of this total, nonaccrual loans of $16.9 million at June 30, 2023 represented a net increase of $4.4 million from nonaccrual loans at December 31, 2022.  Excluding credit card accounts, there were nine loans 90 or more days past due and still accruing totaling $4.4 million at June 30, 2023, compared to one loan totaling $4.6 million at December 31, 2022. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2023 were $5.5 million. TDRs at December 31, 2022, and June 30, 2022 were $2.5 million and $2.4 million, respectively.

The following table details our nonperforming assets at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$7,796	22	$7,108	18
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	5,506	3	3,312	3
1-4 family mortgage	3,089	24	1,524	16
Other mortgage	506	2	506	2
Total real estate - mortgage	9,101	29	5,342	21
Consumer	-	-	-	-
Total Nonaccrual loans:	$16,897	51	$12,450	39

90+ days past due and accruing:
Commercial, financial and agricultural	$142	13	$195	26
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	1,307	8	594	5
Other mortgage	4,431	1	4,512	1
Total real estate - mortgage	5,738	9	5,106	6
Consumer	67	21	90	44
Total 90+ days past due and accruing:	$5,947	43	$5,391	76

Total Nonperforming Loans:	$22,844	94	$17,841	115

Plus: Other real estate owned and repossessions	832	2	248	2
Total Nonperforming Assets	$23,676	96	$18,089	117

Restructured accruing loans:
Commercial, financial and agricultural	$-	-	$2,480	5
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$-	-	$2,480	5

Total Nonperforming assets and restructured accruing loans	$23,676	96	$20,569	122

Ratios:
Nonperforming loans to total loans	0.20%		0.15%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.20%		0.16%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.20%		0.16%

OREO and repossessed assets increased to $832,000 at June 30, 2023, compared to $248,000 at December 31, 2022. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Balance at beginning of period	$248	$1,208
Transfers from loans and capitalized expenses	737	857
Proceeds from sales	(158)	(1,091)
Internally financed sales	-	-
Write-downs / net gain (loss) on sales	5	233
Balance at end of period	$832	$1,207

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

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of June 30, 2023, the Company carries $2.3 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $2.4 million at December 31, 2022. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Total deposits were $12.3 billion at June 30, 2023, an increase of $741.4 million, or 6.4%, from $11.5 billion at December 31, 2022. The bulk of the increase in our total deposits were in interest-bearing deposits, money market accounts and time deposits. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Noninterest-bearing demand	$2,855,102	23.23%	$3,321,347	28.76%
Interest-bearing demand	2,368,585	19.28%	1,861,496	16.12%
Money market	5,915,893	48.14%	5,362,705	46.44%
Savings	115,826	0.94%	138,450	1.20%
Time deposits , $250,000 and under	320,322	2.61%	239,772	2.08%
Time deposits, over $250,000	712,491	5.80%	573,035	4.96%
Brokered time deposits	-	-%	50,000	0.43%
	$12,288,219	100.00%	$11,546,805	100.00%

At June 30, 2023 and December 31, 2022, we estimate that we had approximately $7.8 billion and $7.5 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. Included in our uninsured deposits at June 30, 2023 and December 31, 2022, we estimate that we had approximately $1.9 billion and $938.7 million, respectively, in deposits which are collateralized.

The following table presents the maturities of our time deposits in excess of insurance limit as of June 30, 2023.

Portion of time deposits in excess of insurance limit
June 30, 2023
Time deposits otherwise uninsured with a maturity of:	(In Thousands)
3 months or less	$72,282
Over 3 through 6 months	43,990
Over 6 months through 12 months	146,259
Over 12 months	94,290
Total	$356,821

The uninsured deposit data for 2023 and 2022 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.30 billion and $1.62 billion at June 30, 2023 and December 31, 2022, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 5.13% for the quarter ended June 30, 2023.  Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2023, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.7 billion. The Bank had loans pledged the FHLB which provided approximately $1.9 billion in available funding. The Bank’s policy limits on brokered deposits would allow for up to $3.6 billion in available funding for brokered deposits. At June 30, 2023, the Bank had borrowing availability of approximately $931.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.  We believe these sources of funding are adequate to meet our anticipated funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $14.29 billion and $14.34 billion for the three and six months ended June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Sources of Funds:
Deposits:
Non-interest-bearing	20.1%	32.3%	20.7%	32.1%
Interest-bearing	60.7	48.4	59.5	48.8
Federal funds purchased	8.3	10.4	9.0	10.5
Long term debt and other borrowings	0.7	0.4	0.7	0.4
Other liabilities	0.5	0.4	0.5	0.4
Equity capital	9.8	8.1	9.6	7.8
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	81.2%	68.4%	81.1%	65.8%
Securities	12.3	12.0	12.2	11.0
Interest-bearing balances with banks	3.2	15.7	3.4	19.8
Federal funds sold	0.1	0.2	0.2	0.2
Other assets	3.1	3.8	3.1	3.4
Total uses	100.0%	100.1%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2023 was $1.36 billion, or 9.04% of total assets. At December 31, 2022, total stockholders’ equity attributable to us was $1.30 billion, or 8.89% of total assets.

As of June 30, 2023, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2023.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2023, December 31, 2022 and June 30, 2022:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,408,063	10.37%	$610,829	4.50%	N/A	N/A
ServisFirst Bank	1,467,567	10.81%	610,852	4.50%	$882,341	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,408,563	10.38%	814,438	6.00%	N/A	N/A
ServisFirst Bank	1,468,067	10.81%	814,469	6.00%	1,085,958	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,620,827	11.94%	1,085,918	8.00%	N/A	N/A
ServisFirst Bank	1,620,914	11.94%	1,085,958	8.00%	1,357,448	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,408,563	9.83%	572,997	4.00%	N/A	N/A
ServisFirst Bank	1,468,067	10.25%	572,997	4.00%	716,246	5.00%

As of December 31, 2022
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,326,035	9.55%	$624,986	4.50%	N/A	N/A
ServisFirst Bank	1,385,697	9.98%	624,942	4.50%	$902,694	7%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,326,535	9.55%	833,315	6.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.98%	833,256	6.00%	1,111,008	8%
Total Capital to Risk-Weighted Assets:
Consolidated	1,532,134	11.03%	1,111,086	8.00%	N/A	N/A
ServisFirst Bank	1,533,069	11.04%	1,111,008	8.00%	1,388,760	10%
Tier 1 Capital to Average Assets:
Consolidated	1,326,535	9.29%	570,960	4.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.71%	570,924	4.00%	713,656	5%

As of June 30, 2022
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,220,160	9.64%	$569,638	4.50%	N/A	N/A
ServisFirst Bank	1,281,780	10.13%	569,564	4.50%	$822,703	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,220,660	9.64%	759,517	6.00%	N/A	N/A
ServisFirst Bank	1,282,280	10.13%	759,419	6.00%	1,012,558	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,415,363	11.18%	1,012,690	8.00%	N/A	N/A
ServisFirst Bank	1,412,267	11.16%	1,012,558	8.00%	1,265,698	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,220,660	8.19%	596,323	4.00%	N/A	N/A
ServisFirst Bank	1,282,280	8.60%	596,224	4.00%	745,280	5.00%

We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our stockholders, are dividends the Bank pays to us as the Bank’s sole stockholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well  to our payment of dividends to our stockholders. The requirement that a bank holding company must serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. Our ability to pay dividends is also subject to the provisions of Delaware corporate law.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2023 are as follows:

June 30, 2023
(In Thousands)
Commitments to extend credit	$3,805,399
Credit card arrangements	381,022
Standby letters of credit	66,430
$4,252,851

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended June 30, 2023 was $53.4 million compared to net income and net income available to common stockholders of $62.1 million for the three months ended June 30, 2022. Net income and net income available to common stockholders for the six months ended June 30, 2023 was $111.4 million compared to net income and net income available to common stockholders of $119.7 million for the six months ended June 30, 2022. For the three and six months ended June 30, 2023 compared to 2022 net interest income decreased $15.1 million, and $12.5 million, respectively. Net interest income was negatively impacted by the continued narrowing in net interest spread due to Federal Reserve increases in interest rates over the last year. The net interest spread in the second quarter of 2023 was 1.94% compared to 2.29% in the first quarter of 2023 and 3.08% in the second quarter of 2022. The decrease in net interest income for the three and six-month periods is primarily attributable to the rising costs associated with deposits.

Basic and diluted earnings per common share were both $0.98, for the three months ended June 30, 2023, compared to $1.14 for the corresponding period in 2022. Basic and diluted earnings per common share were $2.05 and $2.04, respectively, for the six months ended June 30, 2023, compared to $2.21 and $2.20, respectively, for the corresponding period in 2022. Return on average assets for the three and six months ended June 30, 2023 was 1.50% and 1.57% compared to 1.67% and 1.60%, respectively, for the corresponding periods in 2022. Return on average common stockholders’ equity for the three and six months ended June 30, 2023 was 15.85% and 16.83%, respectively, compared to 20.93% and 20.52%, respectively, for the corresponding periods in 2022.

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

Taxable-equivalent net interest income decreased $15.2 million, or 13.0%, to $101.3 million for the three months ended June 30, 2023 compared to $116.5 million for the corresponding period in 2022, and decreased $12.7 million, or 5.7%, to $209.7 million for the six months ended June 30, 2023 compared to $222.3 million for the corresponding period in 2022. Noninterest-bearing demand deposit balances decreased by $1.95 billion and $1.87 billion for the three and six-month periods, respectively. A majority of these balances were moved into interest-bearing accounts as market interest rates increased during 2022. Rates paid on interest-bearing deposits also increased as discussed in more detail below. The taxable-equivalent yield on interest-earning assets increased to 5.49% for the three months ended June 30, 2023 from 3.54% for the corresponding period in 2022, and increased to 5.38% for the six months ended June 30, 2023 from 3.32% for the corresponding period in 2022.  The yield on loans for the three months ended June 30, 2023 was 5.94% compared to 4.38% for the corresponding period in 2022, and 5.82% compared to 4.36% for the six months ended June 30, 2023 and June 30, 2022, respectively.  The cost of total interest-bearing liabilities increased to 3.55% for the three months ended June 30, 2023 compared to 0.46% for the corresponding period in 2022, and increased to 3.27% for the six months ended June 30, 2023 from 0.40% for the corresponding period in 2022.  Net interest margin for the three months ended June 30, 2023 was 2.93% compared to 3.26% for the corresponding period in 2022, and 3.04% for the six months ended June 30, 2023 compared to 3.07% for the corresponding period in 2022.

Beginning in March of 2022, the Federal Reserve Bank increased their targeted federal funds rate from 0 – 0.25% to its current range as of June 30, 2023 of 5.00 – 5.25%. Our cost of funding has increased as a result of deposit pricing pressures resulting from these rate increases. We believe our net interest income will benefit over a short period of time following the Federal Reserve Bank’s ceasing these rate increases.

The following tables show, for the three and six months ended June 30, 2023 and June 30, 2022, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2023			2022
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,581,008	$171,474	5.94%	$10,165,470	$111,086	4.38%
Tax-exempt (3)	18,312	220	4.82	23,616	241	4.09
Total loans, net of unearned income	11,599,320	171,694	5.94	10,189,086	111,327	4.38
Mortgage loans held for sale	5,014	64	5.12	471	4	3.41
Investment securities:
Taxable	1,757,397	11,616	2.64	1,775,425	10,516	2.37
Tax-exempt (3)	2,960	18	2.43	7,148	42	2.35
Total investment securities (4)	1,760,357	11,634	2.64	1,782,573	10,558	2.37
Federal funds sold	15,908	227	5.72	30,721	93	1.21
Restricted equity securities	8,834	134	6.08	7,724	72	3.74
Interest-bearing balances with banks	460,893	5,989	5.21	2,332,412	4,623	0.80
Total interest-earning assets	$13,850,326	$189,742	5.49	$14,342,987	$126,677	3.54
Non-interest-earning assets:
Cash and due from banks	101,188			204,994
Net fixed assets and equipment	60,499			60,673
Allowance for credit losses, accrued interest and other assets	279,860			297,893
Total assets	$14,291,873			$14,906,547

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,628,936	$6,853	1.69%	$1,699,602	$891	0.21%
Savings deposits	122,050	421	1.38	134,469	61	0.18
Money market accounts	5,971,639	56,251	3.78	4,617,021	3,831	0.33
Time deposits	983,582	8,446	3.44	766,225	1,644	0.86
Total interest-bearing deposits	8,706,207	71,971	3.32	7,217,317	6,427	0.36
Federal funds purchased	1,191,582	15,270	5.14	1,550,805	3,070	0.79
Other borrowings	100,998	1,164	4.62	64,713	690	4.28
Total interest-bearing liabilities	$9,998,787	$88,405	3.55%	$8,832,835	$10,187	0.46%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,876,225			4,824,521
Other liabilities	64,917			58,784
Stockholders' equity	1,399,578			1,205,551
Accumulated other comprehensive loss	(47,634)			(15,144)
Total liabilities and stockholders' equity	$14,291,873			$14,906,547
Net interest income		$101,337			$116,490
Net interest spread			1.94%			3.08%
Net interest margin			2.93%			3.26%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,318 and $5,303 are included in interest income in the second quarter of 2023 and 2022, respectively. Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $49 and $38 is included in interest income in 2023 and 2022, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(65,826) and $(25,730) are excluded from the yield calculation in the second quarter of 2023 and 2022, respectively.

	For the Three Months Ended June 30,
	2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$17,016	$43,372	$60,388
Tax-exempt	(60)	39	(21)
Total loans, net of unearned income	16,956	43,411	60,367
Mortgages held for sale	57	3	60
Debt securities:
Taxable	(108)	1,208	1,100
Tax-exempt	(25)	1	(24)
Total debt securities	(133)	1,209	1,076
Federal funds sold	(64)	198	134
Restricted equity securities	17	117	62
Interest-bearing balances with banks	(6,310)	7,676	1,366
Total interest-earning assets	$10,523	$52,614	$63,065

Interest-bearing liabilities:
Interest-bearing demand deposits	$(39)	$6,001	$5,962
Savings	(7)	367	360
Money market accounts	1,445	50,975	52,420
Time deposits	587	6,215	6,802
Total interest-bearing deposits	1,986	63,558	65,544
Federal funds purchased	(869)	13,069	12,200
Other borrowed funds	414	60	474
Total interest-bearing liabilities	1,531	76,687	78,218
Increase in net interest income	$8,992	$(24,073)	$(15,153)

Our growth in loans continues to drive favorable volume component change. The rate component was unfavorable as loan yields increased 156 basis points and average rates paid on interest-bearing liabilities increased 309 basis points. An increase in average equity contributed to a favorable volume component but was partially offset by a decrease in average non-interest-bearing deposits during the three months ended June 30, 2023 compared to the same period in 2022.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2023			2022
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,606,581	$335,049	5.82%	$9,894,980	$213,978	4.36%
Tax-exempt (3)	18,643	386	4.18	24,401	502	4.15
Total loans, net of unearned income	11,625,224	335,435	5.82	9,919,381	214,480	4.36
Mortgage loans held for sale	3,278	88	5.41	698	9	2.60
Investment securities:
Taxable	1,741,050	22,508	2.61	1,647,709	18,739	2.29
Tax-exempt (3)	3,369	46	2.75	7,975	97	2.45
Total debt securities (4)	1,744,419	22,554	2.61	1,655,684	18,836	2.29
Federal funds sold	33,121	841	5.12	23,719	106	0.90
Restricted equity securities	9,374	322	7	7,548	140	4
Interest-bearing balances with banks	485,524	11,863	5	2,981,541	6,427	3.32
Total interest-earning assets	$13,900,940	$371,103	5.38%	$14,588,571	$239,998	3.32%
Non-interest-earning assets:
Cash and due from banks	103,601			140,124
Net fixed assets and equipment	60,558			60,940
Allowance for credit losses, accrued interest and other assets	279,650			305,683
Total assets	$14,344,749			$15,095,318

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,652,064	$12,004	1.47%	$1,647,414	$1,668	0.20%
Savings deposits	128,326	733	1.15	135,004	120	0.18
Money market accounts	5,864,734	101,229	3.48	4,800,106	7,035	0.30
Time deposits	917,478	13,718	3.02	779,503	3,447	0.89
Total interest-bearing deposits	8,562,602	127,684	3.01	7,362,027	12,270	0.34
Federal funds purchased	1,289,854	31,273	4.89	1,585,217	4,003	0.51
Other borrowings	107,826	2,469	4.62	64,711	1,380	4.30
Total interest-bearing liabilities	$9,960,282	$161,426	3.27%	$9,011,955	$17,653	0.40%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,981,512			4,847,484
Other liabilities	67,688			59,199
Stockholders' equity	1,379,196			1,181,005
Accumulated other comprehensive loss	(43,929)			(4,325)
Total liabilities and stockholders' equity	$14,344,749			$15,095,318
Net interest income		$209,677			$222,345
Net interest spread			2.11%			2.92%
Net interest margin			3.04%			3.07%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $6,581 and $12,126, are included in interest income in 2023 and 2022, respectively. Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $98 and $70 is included in interest income in 2023 and 2022, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(60,880) and $(6,411) are excluded from the yield calculation in 2023 and 2022, respectively.

	For the Six Months Ended June 30,
	2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$41,235	$79,836	$121,071
Tax-exempt	(119)	3	(116)
Total loans, net of unearned income	41,116	79,839	120,955
Mortgages held for sale	61	18	79
Debt securities:
Taxable	1,104	2,665	3,769
Tax-exempt	(62)	11	(51)
Total debt securities	1,042	2,676	3,718
Federal funds sold	57	678	735
Restricted equity securities	36	146	182
Interest-bearing balances with banks	(9,546)	14,982	5,436
Total interest-earning assets	$32,766	$98,339	$131,105

Interest-bearing liabilities:
Interest-bearing demand deposits	$5	$10,331	$10,336
Savings	(6)	619	613
Money market accounts	1,899	92,295	94,194
Time deposits	711	9,560	10,271
Total interest-bearing deposits	2,609	112,805	115,414
Federal funds purchased	(882)	28,152	27,270
Other borrowed funds	980	109	1,089
Total interest-bearing liabilities	2,707	141,066	143,773
Increase in net interest income	$30,059	$(42,727)	$(12,668)

The increase in our loan portfolio is positively impacting the volume component. However, the rate component has been negatively impacted by an increase of 287 basis points in the average rates paid on interest-bearing liabilities, partially offset by a rise in loan yields of 146 basis points. An increase in average equity contributed to a favorable volume component but was partially offset by a decrease in average non-interest-bearing deposits during the six months ended June 30, 2023 compared to the same period in 2022.

Provision for Credit Losses

The provision for credit losses was $6.7 million for the three months ended June 30, 2023, a decrease of $2.9 million from $9.5 million for the three months ended June 30, 2022, and was $10.9 million for the six months ended June 30, 2023, a $4.0 million decrease compared to $14.9 million for the six months ended June 30, 2022. Due to the rising interest rate climate, management anticipates a slower pace in loan growth compared to the historical average. The decrease in provision expense is primarily attributable to this slower forecasted growth of the budgeted loan portfolio within the ACL model. The ACL for June 30, 2023 and December 31, 2022 was $152.2 million and $146.3 million, or 1.31% and 1.25% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.11% for the three months ended June 30, 2023, compared to annualized net credit recoveries to quarter-to-date average loans of 0.02% for the same period in 2022. Annualized net credit charge-offs to year-to-date average loans were 0.06% for the six months ended June 30, 2023, compared to 0.04% for the corresponding period in 2022.  Nonperforming loans increased to $21.5 million, or 0.19% of total loans, at June 30, 2023 from $17.8 million, or 0.15% of total loans, at December 31, 2022, and were $15.5 million, or 0.15% of total loans, at June 30, 2022. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
Noninterest income:
Service charges on deposit accounts	$2,142	$2,133	$9	0.4%	$4,076	$4,275	$(199)	(4.7)%
Mortgage banking	696	614	82	13.4%	1,138	1,140	(2)	(0.2)%
Credit card income	2,406	2,672	(266)	(10.0)%	4,095	5,044	(949)	(18.8)%
Securities losses	-	(2,833)	2,833	-%	-	(6,168)	6,168	(100.0)%
Increase in cash surrender value life insurance	2,496	3,733	(1,237)	(33.1)%	4,117	5,341	(1,224)	(22.9)%
Other operating income	842	3,187	(2,345)	(73.6)%	1,477	7,822	(6,345)	(81.1)%
Total non-interest income	$8,582	$9,506	$(924)	(9.7)%	$14,903	$17,454	$(2,551)	(14.6)%

Noninterest income totaled $8.6 million for the three months ended June 30, 2023, a decrease of $924,000 compared to the corresponding period in 2022, and totaled $14.9 million for the six months ended June 30, 2023, a decrease of $2.6 million, or 14.6%, compared to the corresponding period in 2022. Mortgage banking income increased $82,000, or 13.4%, to $696,000 for the three months ended June 30, 2023 compared to $614,000 for the same period in 2022, and decreased  $2,000, or 0.2%, to $1.1 million for the six months ended June 30, 2023 compared to $1.1 million for the same period in 2022. Net credit card income decreased $266,000 to $2.4 million for the three months ended June 30, 2023 compared to the same period in 2022, and decreased $949,000 to $4.1 million for the six months ended June 30, 2023 compared to the same period in 2022. Bank-owned life insurance (“BOLI”) income decreased $1.2 million, or 33.1%, to $2.5 million during the three months ended June 30, 2023, compared to the corresponding period in 2022, and decreased $1.2 million, or 22.9%, to $4.1 million for the six months ended June 30, 2023 compared to $5.3 million for the same period in 2022. During the second quarter of 2023, we recognized $890,000 of income primarily attributed to a death benefit related to a former employee in our BOLI program, compared to $2.1 million during the second quarter of 2022. Other income decreased $2.3 million, or 73.6%, to $842,000 for the three months ended June 30, 2023 compared to $3.2 million for the same period in 2022, and decreased $6.3 million, or 81.1%, to $1.5 million for the six months ended June 30, 2023 compared to $7.8 million for the same period in 2022. We recognized income on an interest rate cap of $48,000 for both the second quarter and year-to-date 2023 compared to income of $2.2 million during the second quarter of 2022 and $5.3 million year-to-date 2022. The interest rate cap terminated during the second quarter of 2023. Merchant service revenue increased $110,000, or 23.5%, to $581,000 during the three months ended June 30, 2023, compared to the corresponding period in 2022, and increased $229,000, or 28.3%, to $1.0 million for the six months ended June 30, 2023 compared to $807,000 for the same period in 2022. We recognized a $2.8 million loss on the sale of available for sale debt securities during the second quarter of 2022.

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
Noninterest expense:
Salaries and employee benefits	$18,795	$20,734	$(1,939)	(9.4)%	$37,861	$39,035	$(1,174)	(3.0)%
Equipment and occupancy expense	3,421	2,983	438	14.7%	6,856	5,916	940	15.9%
Third party processing and other services	6,198	6,345	(147)	(2.3)%	13,482	11,950	1,532	12.8%
Professional services	1,580	1,327	253	19.1%	3,234	2,319	915	39.5%
FDIC and other regulatory assessments	2,242	1,147	1,095	95.5%	3,759	2,279	1,480	64.9%
OREO expense	6	32	(26)	(81.3)%	12	35	(23)	(65.7)%
Other operating expense	6,224	7,253	(1,029)	(14.2)%	12,926	15,505	(2,579)	(16.6)%
Total non-interest expense	$38,466	$39,821	$(1,355)	(3.4)%	$78,130	$77,039	$1,091	1.4%

Noninterest expense totaled $38.5 million for the three months ended June 30, 2023, a decrease of $1.4 million, or 3.4%, compared to $39.8 million for the same period in 2022, and totaled $78.1 million for the six months ended June 30, 2023, an increase of $1.1 million, or 1.4%, compared to $77.0 million for the same period in 2022.

Details of expense are as follows:

●

Salary and benefit expense decreased $1.9 million, or 9.4%, to $18.8 million for the three months ended June 30, 2023, from $20.7 million for the same period in 2022, and decreased $1.2 million, or 3.0%, to $37.9 million for the six months ended June 30, 2023 from $39.0 million for the same period in 2022. The number of FTE employees increased from 540 as of June 30, 2022, to 577 as of June 30, 2023. The increased costs from the modest headcount expansion were offset by a reduction in incentive expense.

●

Equipment and occupancy expense increased $438,000, or 14.7%, to $3.4 million for the three months ended June 30, 2023 from $3.0 million for the corresponding period in 2022, and increased $940,000, or 15.9%, to $6.9 million for the six months ended June 30, 2023 compared to $5.9 million for the corresponding period in 2022. The year-over-year increase is primarily attributed to new leases that commenced after the second quarter of 2022.

●	Third party processing and other services decreased $147,000, or 2.3%, to $6.2 million for the three months ended June 30, 2023, from $6.3 million for the corresponding period in 2022, and increased $1.5 million, or 12.8%, to $13.5 million for the six months ended June 30, 2023 compared to $12.0 million for the corresponding period in 2022. Third party processing and other services also includes Federal Reserve Bank charges related to correspondent bank settlement activities.
●

FDIC and other regulatory assessments increased $1.1 million, or 95.5%, to $2.2 million for the three months ended June 30, 2023 from $1.1 million for the corresponding period in 2022, and increased $1.5 million, or 64.9%, to $3.8 million for the six months ended June 30, 2023 compared to $2.3 million for the corresponding period in 2022. The FDIC increased the assessment rate by two basis points beginning in the first quarter of 2023.

●

OREO expense decreased $26,000, or 81.3%, to $6,000 for the three months ended June 30, 2023 from $32,000 for the corresponding period in 2022, and decreased $23,000, or 65.7%, to $12,000 from $35,000 for the six months ended June 30, 2023 compared to the corresponding period in 2022.

●

Other operating expenses decreased $1.0 million, or 14.2%, to $6.2 million for the three months ended June 30, 2023, from $7.3 million for the corresponding period in 2022, and decreased $2.6 million, or 16.6%, to $12.9 million from $15.5 million for the six months ended June 30, 2023 compared to the corresponding period in 2022.

Income Tax Expense

Income tax expense was $11.2 million for the three months ended June 30, 2023 compared to $14.4 million for the same period in 2022, and was $24.0 million for the six months ended June 30, 2023, compared to $27.9 million for the same period in 2022. Our effective tax rate for the three and six months ended June 30, 2023 was 17.38% and 17.74%, respectively, compared to 18.83% and 18.89% for the corresponding periods in 2022, respectively. We recognized $3.8 million and $7.4 million in federal new markets tax credits during the three and six months ended June 30, 2023, respectively, compared to $3.1 million and $6.3 million during the same periods in 2022, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2023 of $138,000 and $1.2 million, respectively, compared to $352,000 and $924,000 during the three and six months ended June 30, 2022, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and six months ended June 30, 2023.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2022, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2022, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2023. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in thousands)
June 20, 2023	July 3, 2023	July 10, 2023	$0.28	$15,239

Refer to the “Capital Adequacy” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding the Company’s dividend policy and restrictions on payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)           On April 17, 2023, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders approved a second amendment to the Restated Certificate of Incorporation of the Company (the “Restated Certificate of Incorporation”) to include new Delaware law provisions with respect to officer exculpation. On April 24, 2023, the Company filed the Second Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting the approved officer exculpation provisions.

(b)           The Company did not implement any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended June 30, 2023.

(c)           None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-10b5-1 trading arrangements during the quarter ended June 30, 2023.

ITEM 6. EXHIBITS

(a) Exhibit:

Exhibit:	Description
3.1	Second Certificate of Amendment to the Restated Certificate of Incorporation.
3.2	Restated Certificate of Incorporation, as amended (Restated for SEC filing purposes only.)
3.3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed June 24, 2016).
3.4	First Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q, filed July 29, 2022).
3.5	Certificate of Elimination of the Senior Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to the Company’s Current Report on Form 8-K/A, filed June 28, 2016).
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: August 2, 2023	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 2, 2023	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer