Form 10-Q
period 2023-09-30
ServisFirst Bancshares, Inc.
filed 2023-11-03
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2023
Common stock, $.001 par value	54,435,170

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$112,150	$106,317
Interest-bearing balances due from depository institutions	1,861,924	708,221
Federal funds sold	91,035	1,515
Cash and cash equivalents	2,065,109	816,053
Available-for-sale debt securities, at fair value	834,802	644,815
Held-to-maturity debt securities (fair value of $933,006 and $935,953, respectively)	1,043,899	1,034,121
Restricted equity securities	10,226	7,734
Mortgage loans held for sale	6,333	1,607
Loans	11,641,130	11,687,968
Less allowance for credit losses	(152,247)	(146,297)
Loans, net	11,488,883	11,541,671
Premises and equipment, net	59,516	59,850
Accrued interest and dividends receivable	56,500	48,422
Deferred tax asset, net	66,029	60,448
Other real estate owned and repossessed assets	690	248
Bank owned life insurance contracts	291,521	287,752
Goodwill	13,615	13,615
Other assets	107,209	79,417
Total assets	$16,044,332	$14,595,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,621,072	$3,321,347
Interest-bearing	10,521,304	8,225,458
Total deposits	13,142,376	11,546,805
Federal funds purchased	1,370,289	1,618,798
Other borrowings	64,751	64,726
Accrued interest and dividends payable	24,683	18,615
Other liabilities	40,849	48,913
Total liabilities	14,642,948	13,297,857
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,425,447 shares issued and outstanding at September 30, 2023; and 54,326,527 shares issued and outstanding at December 31, 2022	54	54
Additional paid-in capital	231,588	229,693
Retained earnings	1,229,080	1,109,902
Accumulated other comprehensive loss	(59,838)	(42,253)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,400,884	1,297,396
Noncontrolling interest	500	500
Total stockholders' equity	1,401,384	1,297,896
Total liabilities and stockholders' equity	$16,044,332	$14,595,753

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$178,754	$131,375	$514,204	$345,767
Taxable securities	15,522	11,089	37,987	29,827
Nontaxable securities	15	30	53	110
Federal funds sold	985	632	1,826	738
Other interest and dividends	17,930	6,173	30,114	12,600
Total interest income	213,206	149,299	584,184	389,042
Interest expense:
Deposits	95,901	13,655	223,585	25,925
Borrowed funds	17,607	9,226	51,349	14,609
Total interest expense	113,508	22,881	274,934	40,534
Net interest income	99,698	126,418	309,250	348,508
Provision for credit losses	4,282	15,603	15,133	30,472
Net interest income after provision for credit losses	95,416	110,815	294,117	318,036
Noninterest income:
Service charges on deposit accounts	2,163	1,892	6,239	6,167
Mortgage banking	825	784	1,963	1,924
Credit card income	2,532	2,612	6,627	7,656
Securities losses	-	-	-	(6,168)
Bank-owned life insurance income	1,818	1,637	5,935	6,978
Other operating income	797	2,014	2,274	9,836
Total noninterest income	8,135	8,939	23,038	26,393
Noninterest expenses:
Salaries and employee benefits	20,080	19,687	57,941	58,722
Equipment and occupancy expense	3,579	3,140	10,435	9,056
Third party processing and other services	6,549	7,213	20,031	19,163
Professional services	1,265	1,036	4,499	3,355
FDIC and other regulatory assessments	2,346	975	6,105	3,254
OREO expense	18	21	30	56
Other operating expenses	7,826	10,613	20,752	26,118
Total noninterest expenses	41,663	42,685	119,793	119,724
Income before income taxes	61,888	77,069	197,362	224,705
Provision for income taxes	8,548	13,038	32,583	40,925
Net income	53,340	64,031	164,779	183,780
Preferred stock dividends	-	-	31	31
Net income available to common stockholders	$53,340	$64,031	$164,748	$183,749

Basic earnings per common share	$0.98	$1.18	$3.03	$3.38
Diluted earnings per common share	$0.98	$1.17	$3.02	$3.37

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$53,340	$64,031	$164,779	$183,780
Other comprehensive loss, net of tax:
Unrealized net holding losses arising during period from securities available for sale, net of tax of $(340) and $(5,742) for the three and nine months ended September 30, 2023, respectively, and $(5,707) and $(18,409) for the three and nine months ended September 30, 2022, respectively	(1,016)	(21,471)	(17,138)	(62,301)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(53) and $(150) for the three and nine months ended September 30, 2023, respectively, and $(70) and $(320) for the three and nine months ended September 30, 2022, respectively	(160)	(262)	(447)	(1,208)
Reclassification adjustment for net losses on sales of securities, net of tax of $1,295 for the nine months ended September 30, 2022	-	-	-	5,363
Other comprehensive loss, net of tax	(1,176)	(21,733)	(17,585)	(58,146)
Comprehensive income	$52,164	$42,298	$147,194	$125,634

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2022	54,306,875	$-	$54	$227,906	$1,005,815	$(22,357)	$500	$1,211,918
Common dividends declared, $0.23 per share	-	-	-	-	(12,494)	-	-	(12,494)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	35	-	-	35
Issue restricted shares pursuant to stock incentives, net of forfeitures	1,845	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	15,287	-	-	218	-	-	-	218
2,551 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(189)	-	-	-	(189)
Stock-based compensation expense	-	-	-	803	-	-	-	803
Other comprehensive loss, net of tax	-	-	-	-	-	(21,733)	-	(21,733)
Net income	-	-	-	-	64,031	-	-	64,031
Balance, September 30, 2022	54,324,007	$-	$54	$228,738	$1,057,387	$(44,090)	$500	$1,242,589

Balance, July 1, 2023	54,425,033	$-	$54	$230,659	$1,190,920	$(58,662)	$500	$1,363,471
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	59	-	-	59
Issue restricted shares pursuant to stock incentives, net of forfeitures	414	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	929	-	-	-	929
Other comprehensive loss, net of tax	-	-	-	-	-	(1,176)	-	(1,176)
Net income	-	-	-	-	53,340	-	-	53,340
Balance, September 30, 2023	54,425,447	$-	$54	$231,588	$1,229,080	$(59,838)	$500	$1,401,384

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2022	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.46 per share	-	-	-	-	(24,976)	-	-	(24,976)
Common dividends declared, $0.23 per share	-	-	-	-	(12,494)	-	-	(12,494)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	100	-	-	100
Issue restricted shares pursuant to stock incentives, net of forfeitures	44,613	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	52,334	-	-	1,079	-	-	-	1,079
10,953 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,129)	-	-	-	(1,129)
Stock-based compensation expense	-	-	-	2,391	-	-	-	2,391
Other comprehensive loss, net of tax	-	-	-	-	-	(58,146)	-	(58,146)
Net income	-	-	-	-	183,780	-	-	183,780
Balance, September 30, 2022	54,324,007	$-	$54	$228,738	$1,057,387	$(44,090)	$500	$1,242,589

Balance, January 1, 2023	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.56 per share	-	-	-	-	(30,472)	-	-	(30,472)
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	141	-	-	141
Issue restricted shares pursuant to stock incentives, net of forfeitures	37,682	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	61,238	-	-	1,014	-	-	-	1,014
26,462 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,838)	-	-	-	(1,838)
Stock-based compensation expense	-	-	-	2,719	-	-	-	2,719
Other comprehensive loss, net of tax	-	-	-	-	-	(17,585)	-	(17,585)
Net income	-	-	-	-	164,779	-	-	164,779
Balance, September 30, 2023	54,425,447	$-	$54	$231,588	$1,229,080	$(59,838)	$500	$1,401,384

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$164,779	$183,780
Adjustments to reconcile net income to net cash provided by operations
Deferred expense (benefit) tax	(5,581)	476
Provision for credit losses	15,133	30,472
Depreciation	3,241	3,155
Accretion on acquired loans	148	108
Amortization of core deposit intangible	-	23
Amortization of investments in tax credit partnerships	9,114	8,786
Net amortization of debt securities available-for-sale	222	2,352
Increase in accrued interest and dividends receivable	(8,078)	(5,115)
Stock-based compensation expense	2,719	2,391
Increase in accrued interest and dividends payable	6,068	1,262
Proceeds from sale of mortgage loans held for sale	91,747	38,564
Originations of mortgage loans held for sale	(94,511)	(37,529)
Loss on sale of securities available for sale	-	6,168
Gain on sale of mortgage loans held for sale	(1,962)	(1,924)
Net loss (gain) on sale of other real estate owned and repossessed assets	28	(239)
Write down of other real estate owned and repossessed assets	-	7
Increase in cash surrender value of life insurance contracts	(5,935)	(6,978)
Net change in other assets, liabilities, and other operating activities	(70,920)	(29,074)
Net cash provided by operating activities	106,212	196,685
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(626,728)	(76,360)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	436,523	95,691
Proceeds from sale of debt securities available-for-sale	-	75,036
Purchases of debt securities held-to-maturity	(48,723)	(648,266)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	38,945	60,854
Purchases of restricted equity securities	(46,482)	(423)
Proceeds from sale of restricted equity securities	43,990	-
Investment in tax credit partnerships and SBIC	(7,303)	(16,295)
Return of capital from tax credit partnerships and SBIC	191	434
Decrease (increase) in loans	36,879	(1,752,905)
Purchases of premises and equipment	(2,907)	(1,935)
Proceeds from death benefit of bank owned life insurance contracts	2,566	3,900
Proceeds from sale of other real estate owned and repossessed assets	158	1,240
Expenditures for other real estate owned	-	(93)
Net cash used in investing activities	(172,891)	(2,259,122)
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(700,275)	(1,137,831)
Net increase (decrease) in interest-bearing deposits	2,295,846	(263,090)
Net decrease in federal funds purchased	(248,509)	(245,455)
FHLB advances	300,000	-
Repayment of FHLB advances	(300,000)	-
Proceeds from exercise of stock options	1,014	1,079
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,838)	(1,129)
Dividends paid on common stock	(30,472)	(24,876)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by (used in) financing activities	1,315,735	(1,671,333)
Net increase (decrease) in cash and cash equivalents	1,249,056	(3,733,770)
Cash and cash equivalents at beginning of period	816,053	4,222,096
Cash and cash equivalents at end of period	$2,065,109	$488,326
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$268,866	$39,272
Income taxes	53,991	55,375
Income tax refund	-	(142)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$628	$1,045
Dividends on nonvested restricted stock reclassified as compensation expense	141	100
Dividends declared	15,239	12,494

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and nine month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,424,561	54,315,671	54,398,845	54,291,739
Net income available to common stockholders	$53,340	$64,031	$164,748	$183,749
Basic earnings per common share	$0.98	$1.18	$3.03	$3.38

Weighted average common shares outstanding	54,424,561	54,315,671	54,398,845	54,291,739
Dilutive effects of assumed exercise of stock options and vesting of performance shares	106,074	231,011	131,952	242,054
Weighted average common and dilutive potential common shares outstanding	54,530,635	54,546,682	54,530,797	54,533,793
Net income available to common stockholders	$53,340	$64,031	$164,748	$183,749
Diluted earnings per common share	$0.98	$1.17	$3.02	$3.37

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2023	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury Securities	$280,807	$7	$(96)	$280,718
Mortgage-backed securities	251,001	-	(35,760)	215,241
State and municipal securities	12,762	1	(1,570)	11,193
Corporate debt	375,673	-	(48,023)	327,650
Total	$920,243	$8	$(85,449)	$834,802
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$558,196	$-	$(35,014)	$523,182
Mortgage-backed securities	477,646	-	(74,928)	402,718
State and municipal securities	8,057	-	(951)	7,106
Total	$1,043,899	$-	$(110,893)	$933,006

December 31, 2022
Debt Securities Available-for-Sale
U.S. Treasury Securities	$3,002	$-	$(33)	$2,969
Government Agency Securities	9	-	-	9
Mortgage-backed securities	282,480	5	(32,782)	249,703
State and municipal securities	15,205	1	(1,597)	13,609
Corporate debt	406,680	-	(28,155)	378,525
Total	$707,376	$6	$(62,567)	$644,815
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$507,151	$-	$(36,197)	$470,954
Mortgage-backed securities	518,929	7	(60,960)	457,976
State and municipal securities	8,041	-	(1,018)	7,023
Total	$1,034,121	$7	$(98,175)	$935,953

The amortized cost and fair value of debt securities as of September 30, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$292,131	$291,740	$24,712	$24,432
Due from one to five years	66,668	63,623	58,554	57,092
Due from five to ten years	307,443	261,919	338,630	311,100
Due after ten years	3,000	2,279	3,000	2,488
Mortgage-backed securities	251,001	215,241	282,480	249,703
	$920,243	$834,802	$707,376	$644,815

Debt securities held-to-maturity
Due within one year	$309,311	$304,931	$250	$250
Due from one to five years	128,708	115,557	386,465	366,095
Due from five to ten years	128,234	109,800	128,477	111,632
Mortgage-backed securities	477,646	402,718	518,929	457,976
	$1,043,899	$933,006	$1,034,121	$935,953

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law as of September 30, 2023 and December 31, 2022 was $1.45 billion and $789.3 million, respectively.

The following table identifies, as of September 30, 2023 and December 31, 2022, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2023
Debt Securities available-for-sale
U.S. Treasury Securities	$(96)	$231,360	$-	$-	$(96)	$231,360
Mortgage-backed securities	(33)	1,137	(35,727)	214,104	(35,760)	215,241
State and municipal securities	-	-	(1,570)	10,462	(1,570)	10,462
Corporate debt	(772)	13,660	(47,251)	305,631	(48,023)	319,291
Total	$(901)	$246,157	$(84,548)	$530,197	$(85,449)	$776,354
Debt Securities held-to-maturity
U.S. Treasury Securities	$(6)	$49,669	$(35,008)	$473,513	$(35,014)	$523,182
Mortgage-backed securities	(38)	846	(74,890)	398,551	(74,928)	399,396
State and municipal securities	-	-	(951)	6,856	(951)	6,856
Total	$(44)	$50,515	$(110,849)	$878,920	$(110,893)	$929,434
December 31, 2022
Debt Securities available-for-sale
U.S. Treasury Securities	$(33)	$2,969	$-	$-	$(33)	$2,969
Government Agency Securities	-	9	-	-	-	9
Mortgage-backed securities	(3,473)	60,234	(29,309)	189,109	(32,782)	249,343
State and municipal securities	(186)	5,283	(1,411)	7,880	(1,597)	13,163
Corporate debt	(18,566)	304,254	(9,589)	63,411	(28,155)	367,666
Total	$(22,258)	$372,749	$(40,309)	$260,400	$(62,567)	$633,149
Debt Securities held-to-maturity
U.S. Treasury Securities	$(12,662)	$295,383	$(23,537)	$175,570	$(36,197)	$470,953
Mortgage-backed securities	(31,367)	278,746	(29,592)	174,842	(60,960)	453,588
State and municipal securities	(544)	4,443	(474)	2,330	(1,018)	6,773
Total	$(44,573)	$578,572	$(53,603)	$352,742	$(98,175)	$931,314

At September 30, 2023 and 2022, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts.  Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2023 and 2022, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at September 30, 2023 and 2022. All debt securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and the Company does not believe there is an expected credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities available-for-sale.

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Sale proceeds	$-	$75,036
Gross realized gains	$-	$-
Gross realized losses	-	(6,168)
Net realized gain (loss)	$-	$(6,168)

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(Dollars In Thousands)
Commercial, financial and agricultural	$2,890,535	$3,145,317
Real estate - construction	1,509,937	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,237,684	2,199,280
1-4 family mortgage	1,170,099	1,146,831
Other mortgage	3,766,124	3,597,750
Subtotal: Real estate - mortgage	7,173,907	6,943,861
Consumer	66,751	66,402
Total Loans	11,641,130	11,687,968
Less: Allowance for credit losses	(152,247)	(146,297)
Net Loans	$11,488,883	$11,541,671

Commercial, financial and agricultural	24.83%	26.91%
Real estate - construction	12.97%	13.11%
Real estate - mortgage:
Owner-occupied commercial	19.22%	18.82%
1-4 family mortgage	10.05%	9.81%
Other mortgage	32.36%	30.78%
Subtotal: Real estate - mortgage	61.63%	59.41%
Consumer	0.57%	0.57%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2023 :

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$259,905	$482,415	$411,742	$174,227	$107,571	$167,772	$1,180,671	$565	$2,784,868
Special Mention	504	2,368	8,285	6,070	1,629	6,317	25,731	13	50,917
Substandard - accruing	1,457	-	409	372	9,501	28,642	5,718	-	46,099
Substandard -Non-accrual	-	475	914	485	-	3,147	3,630	-	8,651
Total Commercial, financial and agricultural	$261,866	$485,258	$421,350	$181,154	$118,701	$205,878	$1,215,750	$578	$2,890,535
Current-period gross charge-offs	1,213	4,677	2,531	-	4	476	1,497	-	10,398

Real estate - construction
Pass	$137,298	$867,332	$353,340	$55,083	$6,071	$21,297	$67,763	$-	$1,508,184
Special Mention	3	556	-	-	-	-	-	-	559
Substandard - accruing	-	-	-	-	-	994	-	-	994
Substandard -Non-accrual	-	-	-	-	-	-	-	200	200
Total Real estate - construction	$137,301	$867,888	$353,340	$55,083	$6,071	$22,291	$67,763	$200	$1,509,937
Current-period gross charge-offs	-	-	19	-	-	-	-	-	19

Owner-occupied commercial
Pass	$93,823	$455,222	$533,643	$305,149	$186,042	$546,139	$64,968	$854	$2,185,840
Special Mention	5,380	1,426	7,757	8,344	8,605	7,591	-	-	39,103
Substandard - accruing	1,383	-	-	-	-	4,353	-	-	5,736
Substandard -Non-accrual	-	-	-	-	2,329	4,676	-	-	7,005
Total Owner-occupied commercial	$100,586	$456,648	$541,400	$313,493	$196,976	$562,759	$64,968	$854	$2,237,684
Current-period gross charge-offs	-	-	-	-	117	-	-	-	117

1-4 family mortgage
Pass	$111,341	$373,591	$234,258	$77,861	$47,905	$65,376	$248,681	$-	$1,159,013
Special Mention	622	379	2,075	1,022	100	230	1,427	-	5,855
Substandard - accruing	-	-	-	-	-	429	253	-	682
Substandard -Non-accrual	-	903	976	729	763	1,178	-	-	4,549
Total 1-4 family mortgage	$111,963	$374,873	$237,309	$79,612	$48,768	$67,213	$250,361	$-	$1,170,099
Current-period gross charge-offs	-	40	-	-	-	-	-	-	40

Other mortgage
Pass	$86,069	$1,105,884	$1,116,900	$498,233	$282,615	$562,626	$100,756	$247	$3,753,330
Special Mention	-	-	-	-	-	-	1,050	-	1,050
Substandard - accruing	-	231	-	-	-	11,007	-	-	11,238
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$86,069	$1,106,115	$1,116,900	$498,233	$282,745	$574,009	$101,806	$247	$3,766,124

Consumer
Pass	$20,592	$4,014	$4,781	$2,077	$1,412	$2,752	$31,123	$-	$66,751
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - accruing	-	-	-	-	-	-	-	-	-
Total Consumer	$20,592	$4,014	$4,781	$2,077	$1,412	$2,752	$31,123	$-	$66,751
Current-period gross charge-offs	-	-	-	-	-	-	842	-	842

Total Loans
Pass	$709,028	$3,288,458	$2,654,664	$1,112,630	$631,616	$1,365,962	$1,693,962	$1,666	$11,457,986
Special Mention	6,509	4,729	18,117	15,436	10,334	14,138	28,208	13	97,484
Substandard - accruing	2,840	231	409	372	9,501	45,425	5,971	-	64,749
Substandard -Non-accrual	-	1,378	1,890	1,214	3,222	9,377	3,630	200	20,911
Total Loans	$718,377	$3,294,796	$2,675,080	$1,129,652	$654,673	$1,434,902	$1,731,771	$1,879	$11,641,130
Current-period gross charge-offs	$1,213	$4,717	$2,550	$-	$121	$476	$2,339	$-	$11,416

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2022:

							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$691,817	$502,648	$223,096	$144,587	$78,477	$134,893	$1,267,333	$3,042,851
Special Mention	6,906	3,737	1,101	1,748	570	898	29,516	44,476
Substandard	200	-	379	9,501	16,329	16,595	14,986	57,990
Total Commercial, financial and agricultural	$698,923	$506,385	$224,576	$155,836	$95,376	$152,386	$1,311,835	$3,145,317

Real estate - construction
Pass	$618,578	$638,126	$156,834	$15,197	$12,063	$14,847	$72,172	$1,527,817
Special Mention	2,500	-	-	-	-	873	-	3,373
Substandard	-	-	-	-	1,198	-	-	1,198
Total Real estate - construction	$621,078	$638,126	$156,834	$15,197	$13,261	$15,720	$72,172	$1,532,388

Owner-occupied commercial
Pass	$424,321	$496,298	$352,375	$199,987	$157,204	$477,926	$64,152	$2,172,263
Special Mention	2,362	-	-	2,723	4,682	6,917	1,687	18,371
Substandard	-	-	-	73	-	8,573	-	8,646
Total Owner-occupied commercial	$426,683	$496,298	$352,375	$202,783	$161,886	$493,416	$65,839	$2,199,280

1-4 family mortgage
Pass	$388,778	$273,515	$93,272	$52,209	$28,999	$57,512	$243,302	$1,137,587
Special Mention	315	445	816	375	294	881	2,854	5,980
Substandard	-	279	404	648	346	1,224	363	3,264
Total 1-4 family mortgage	$389,093	$274,239	$94,492	$53,232	$29,639	$59,617	$246,519	$1,146,831

Other mortgage
Pass	$1,027,747	$976,208	$517,392	$380,104	$130,228	$470,699	$75,669	$3,578,047
Special Mention	231	-	-	-	-	7,161	-	7,392
Substandard	-	-	-	130	4,569	7,612	-	12,311
Total Other mortgage	$1,027,978	$976,208	$517,392	$380,234	$134,797	$485,472	$75,669	$3,597,750

Consumer
Pass	$21,132	$5,845	$4,203	$1,759	$440	$2,988	$30,021	$66,388
Special Mention	-	-	-	-	-	14	-	14
Substandard	-	-	-	-	-	-	-	-
Total Consumer	$21,132	$5,845	$4,203	$1,759	$440	$3,002	$30,021	$66,402

Total Loans
Pass	$3,172,373	$2,892,640	$1,347,172	$793,843	$407,411	$1,158,865	$1,752,649	$11,524,953
Special Mention	12,314	4,182	1,917	4,846	5,546	16,744	34,057	79,606
Substandard	200	279	783	10,352	22,442	34,004	15,349	83,409
Total Loans	$3,184,887	$2,897,101	$1,349,872	$809,041	$435,399	$1,209,613	$1,802,055	$11,687,968

Loans by performance status as of September 30, 2023 and December 31, 2022 were as follows:

September 30, 2023	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,881,861	$8,674	$2,890,535
Real estate - construction	1,509,737	200	1,509,937
Real estate - mortgage:
Owner-occupied commercial	2,230,678	7,006	2,237,684
1-4 family mortgage	1,164,055	6,044	1,170,099
Other mortgage	3,765,618	506	3,766,124
Total real estate mortgage	7,160,351	13,556	7,173,907
Consumer	66,578	173	66,751
Total	$11,618,527	$22,603	$11,641,130

December 31, 2022	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,138,014	$7,303	$3,145,317
Real estate - construction	1,532,388	-	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,195,968	3,312	2,199,280
1-4 family mortgage	1,144,713	2,118	1,146,831
Other mortgage	3,592,732	5,018	3,597,750
Total real estate mortgage	6,933,413	10,448	6,943,861
Consumer	66,312	90	66,402
Total	$11,670,127	$17,841	$11,687,968

Loans by past due status as of September 30, 2023 and December 31, 2022 were as follows:

September 30, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$2,810	$105	$24	$2,939	$8,650	$2,878,946	$2,890,535	$4,564
Real estate - construction	511	-	-	511	200	1,509,226	1,509,937	8,320
Real estate - mortgage:
Owner-occupied commercial	95	-	-	95	7,006	2,230,583	2,237,684	6,841
1-4 family mortgage	2,786	26	1,495	4,307	4,549	1,161,243	1,170,099	874
Other mortgage	-	1,050	-	1,050	506	3,764,568	3,766,124	506
Total real estate - mortgage	2,881	1,076	1,495	5,452	12,061	7,156,394	7,173,907	8,221
Consumer	256	25	173	454	-	66,297	66,751	-
Total	$6,458	$1,206	$1,692	$9,356	$20,911	$11,610,863	$11,641,130	$21,105

December 31, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$1,075	$409	$195	$1,679	$7,108	$3,136,530	$3,145,317	$3,238
Real estate - construction	-	711	-	711	-	1,531,677	1,532,388	-
Real estate - mortgage:
Owner-occupied commercial	83	452	-	535	3,312	2,195,433	2,199,280	57
1-4 family mortgage	405	580	594	1,579	1,524	1,143,728	1,146,831	491
Other mortgage	231	-	4,512	4,743	506	3,592,501	3,597,750	-
Total real estate - mortgage	719	1,032	5,106	6,857	5,342	6,931,662	6,943,861	548
Consumer	174	128	90	392	-	66,010	66,402	621
Total	$1,968	$2,280	$5,391	$9,639	$12,450	$11,665,879	$11,687,968	$4,407

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards. C&I revolving lines of credit and credit cards are members of the Commercial, financial and agricultural and Consumer portfolios, respectively. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At September 30, 2023 and December 31, 2022, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects the national unemployment rate to decline and the national GDP growth rate to improve compared to the December 31, 2022 forecast.

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

The following table presents changes in the ACL, segregated by loan type, for the three and nine months ended September 30, 2023 and September 30, 2022.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2023
Allowance for credit losses:
Balance at July 1, 2023	$43,465	$40,443	$66,237	$2,127	$152,272
Charge-offs	(4,783)	(19)	-	(341)	(5,143)
Recoveries	825	-	-	11	836
Provision	6,454	(2,401)	37	192	4,282
Balance at September 30, 2023	$45,961	$38,023	$66,274	$1,989	$152,247

	Three Months Ended September 30, 2022
Allowance for credit losses:
Balance at July 1, 2022	$41,610	$35,992	$48,793	$1,992	$128,387
Charge-offs	(2,902)	-	(170)	(260)	(3,332)
Recoveries	297	-	-	12	309
Provision	3,829	4,024	7,420	330	15,603
Balance at September 30, 2022	$42,834	$40,016	$56,043	$2,074	$140,967

	Nine Months Ended September 30, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(10,398)	(19)	(157)	(842)	(11,416)
Recoveries	2,187	3	-	43	2,233
Provision	11,342	(4,850)	7,779	862	15,133
Balance at September 30, 2023	$45,961	$38,023	$66,274	$1,989	$152,247

	Nine Months Ended September 30, 2022
Allowance for credit losses:
Balance at January 1, 2022	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(7,141)	-	(221)	(459)	(7,821)
Recoveries	1,619	-	-	37	1,656
Provision	6,487	13,022	10,435	528	30,472
Balance at September 30, 2022	$42,834	$40,016	$56,043	$2,074	$140,967

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The ACL on unfunded commitments was $575,000 at both September 30, 2023 and at December 31, 2022. There was no provision expense for the three and nine months ended September 30, 2023, respectively, and provision expense was $329,000 and $629,000 for the three and nine months ended September 30, 2022, respectively.

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

		Accounts				ACL
September 30, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,457	$10,686	$830	$23,917	$55,890	$15,025
Real estate - construction	200	-	-	994	1,194	90
Real estate - mortgage:
Owner-occupied commercial	12,029	-	-	709	12,738	1.530
1-4 family mortgage	10,933	-	-	-	10,933	73
Other mortgage	5,944	-	-	-	5,944	411
Total real estate - mortgage	28,906	-	-	709	29,615	2,014
Consumer	-	-	-	-	-	-
Total	$49,563	$10,686	$830	$25,620	$86,699	$17,129

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,061	$12,092	$837	$24,998	$57,988	$9,910
Real estate - construction	-	-	-	1,198	1,198	7
Real estate - mortgage:
Owner-occupied commercial	8,573	-	-	74	8,647	154
1-4 family mortgage	3,260	-	-	-	3,260	316
Other mortgage	12,311	-	-	-	12,311	-
Total real estate - mortgage	24,144	-	-	74	24,218	470
Consumer	-	-	-	-	-	-
Total	$44,205	$12,092	$837	$26,270	$83,404	$10,387

On March 22, 2020, an Interagency Statement was issued by banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring (“TDR”) as defined by U.S. GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that was 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminated. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that was 60 days after the date on which the national COVID-19 emergency terminated. In accordance with such guidance, the Bank offered short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

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

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$25,339	$-	$25,339	0.22%
Other mortgage	303	-	303	-%
Total	$25,642	$-	$25,642	0.22%

	Nine Months Ended September 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$39,631	$-	$39,631	0.34%
Real estate - construction	200	-	200	-%
Owner-occupied commercial	15,208	-	15,208	0.13%
Other mortgage	11,236	-	11,236	0.10%
Total	$66,275	$-	$66,275	0.57%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 12	$-
Real estate - construction	-	-
Owner-occupied commercial	3	-
1-4 family mortgage	-	-
Other mortgage	-	-

	Nine Months Ended September 30, 2023
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 65	$-
Real estate - construction	6	-
Owner-occupied commercial	3 to 60	49
1-4 family mortgage	3	-
Other mortgage	3 to 36	59

No loans modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, were past due greater than 30 days or on non-accrual as of September 30, 2023.

As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and nine months of September 30, 2023 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

TDRs at December 31, 2022 and September 30, 2022 totaled $2.5 million and $2.0 million, respectively. The portion of those TDRs accruing interest at December 31, 2022 and September 30, 2022 totaled $431,000 and $236,000, respectively. There were no modifications made to new TDRs or renewals of existing TDRs for the three and nine months ended September 30, 2022.There were no loans which were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the three and nine months of September 30, 2022. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 10 years. At September 30, 2023, the Company had lease right-of-use assets and lease liabilities totaling $20.5 million and $21.4 million, respectively, compared to $18.8 million and $19.6 million, respectively, at December 31, 2022 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of September 30, 2023 are as follows:

September 30, 2023
(In Thousands)
2023 (remaining)	$1,329
2024	4,637
2025	4,344
2026	3,504
2027	2,920
thereafter	6,710
Total lease payments	23,444
Less: imputed interest	(2,003)
Present value of operating lease liabilities	$21,441

As of September 30, 2023, the weighted average remaining term of operating leases is 6.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.16%.

Operating cash outflows related to leases were $1.8 million and $4.3 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $3.1 million for the three and nine months ended September 30, 2022, respectively.

Lease costs during the three and nine months ended September 30, 2023 and September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating lease cost	$1,784	$1,051
Short-term lease cost	-	22
Variable lease cost	212	153
Sublease income	(5)	(5)
Net lease cost	$1,991	$1,221

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$4,291	$3,098
Short-term lease cost	-	47
Variable lease cost	597	452
Sublease income	(21)	(34)
Net lease cost	$4,867	$3,563

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $929,000 and $2.7 million for the three and nine months ended September 30, 2023, respectively, and $804,000 and $2.4 million for the three and nine months ended September 30, 2022, respectively.

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

There have not been any grants of stock options since October of 2019.

The following table summarizes stock option activity during the nine months ended September 30, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2023:
Outstanding at January 1, 2023	280,000	$19.43	3.0	$14,088
Exercised	(87,700)	12.04	0.8	3,520
Forfeited	(1,000)	34.09	5.3	18
Outstanding at September 30, 2023	191,300	$22.65	3.4	$6,235

Exercisable at September 30, 2023	139,300	$17.12	1.7	$5,051

Nine Months Ended September 30, 2022:
Outstanding at January 1, 2022	353,250	$19.28	3.8	$23,525
Exercised	(65,500)	16.42	2.3	4,164
Forfeited	(1,500)	35.21	5.8	67
Outstanding at September 30, 2022	286,250	$19.51	3.4	$18,431

Exercisable at September 30, 2022	225,500	$14.89	2.3	$14,990

As of September 30, 2023, there was $77,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next six months.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2023, there was $4.6 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.0 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain market conditions. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date. As of September 30, 2023, there was $895,000 of total unrecognized compensation cost related to non-vested performance shares. As of September 30, 2023, non-vested performance shares had a weighted average remaining time to vest of 1.3 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2023:
Non-vested at January 1, 2023	141,580	$56.39	23,852	$54.16
Granted	49,415	60.29	8,091	70.29
Vested	(31,492)	52.22	-	-
Forfeited	(11,733)	64.78	-	-
Non-vested at September 30, 2023	147,770	$57.92	31,943	$58.25

Nine Months Ended September 30, 2022:
Non-vested at January 1, 2022	127,602	$42.27	12,437	$37.05
Granted	52,819	83.33	11,415	72.81
Vested	(26,563)	43.51	-	-
Forfeited	(8,206)	61.70	-	-
Non-vested at September 30, 2022	145,652	$55.84	23,852	$54.16

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposure to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap was not designated as a hedging instrument. The interest rate cap had an original term of 3 years, a notional amount of $300 million and was tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap was carried on the Consolidated Balance Sheet in other assets and the change in fair value was recognized in noninterest income each quarter. The interest rate cap contract expired May 4, 2023.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments with customers related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2023 and December 31, 2022 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued ASU 2022-02. The amendments eliminate the accounting guidance for TDR recognition in Subtopic 310-40, Receivables – Trouble Debt Restructurings by Creditors by entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements other than providing the new required disclosures.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is derived from loans individually evaluated  where the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of September 30, 2023 was 0% to 65% and 25%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2022 was 0% to 82% and 19.5% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $7.2 million and $13.5 million during the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.2 million during the three and nine months ended September 30, 2022, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of September 30, 2023 was 26% to 100% and 42%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2022 was 0% to 100% and 53.3%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $33,000 and $28,000 was recognized for the three and nine months ended September 30, 2023, respectively, and $232,000 for the nine months ended September 30, 2022. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with a balance of $95,000 foreclosed and classified as OREO as of  September 30, 2023, compared to two residential real estate loan foreclosures for $248,000 as of December 31, 2022.

Ten residential real estate loans totaling $1.8 million were in the process of being foreclosed as of September 30, 2023.  There were no residential real estate loans that were in the process of being foreclosed as of December 31, 2022.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$280,718	$-	$-	$280,718
Mortgage-backed securities	-	215,241	-	215,241
State and municipal securities	-	11,193	-	11,193
Corporate debt	-	320,790	6,860	327,650
Total available-for-sale debt securities	280,718	547,224	6,860	834,802
Total assets at fair value	$280,718	$547,224	$6,860	$834,802

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$2,969	$-	$-	$2,969
Government agency securities	-	9	-	9
Mortgage-backed securities	-	249,703	-	249,703
State and municipal securities	-	13,609	-	13,609
Corporate debt	-	367,665	10,860	378,525
Total available-for-sale debt securities	2,969	630,986	10,860	644,815
Interest rate cap derivative	-	4,201	-	4,201
Total assets at fair value	$2,969	$635,187	$10,860	$649,016

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$69,570	$69,570
Other real estate owned and repossessed assets	-	-	690	690
Total assets at fair value	$-	$-	$70,260	$70,260

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$73,017	$73,017
Other real estate owned and repossessed assets	-	-	248	248
Total assets at fair value	$-	$-	$73,265	$73,265

In the case of the investment securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2023, there was one transfer from Level 3 to Level 2.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2023 and September 30, 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$6,860	$6,000	$10,860	$16,992
Transfers into Level 3	-	-	-	-
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	-	160	(805)
Purchases	-	-	-	-
Transfers out of Level 3	-	-	(4,160)	(10,187)
Fair value, end of period	$6,860	$6,000	$6,860	$6,000

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$1,974,074	$1,974,074	$814,538	$814,538
Held to maturity U.S. Treasury securities	558,196	523,182	507,151	470,954

Level 2 Inputs:
Federal funds sold	91,035	91,035	1,515	1,515
Held to maturity debt securities	485,453	409,574	526,720	464,749
Mortgage loans held for sale	6,333	6,281	1,607	1,604
Restricted equity securities	10,226	10,226	7,734	7,734

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	11,488,883	11,069,141	11,541,671	11,265,517

Financial Liabilities:
Level 2 Inputs:
Deposits	$13,142,376	$13,128,874	$11,546,805	$11,529,647
Federal funds purchased	1,370,289	1,370,289	1,618,798	1,618,798
Other borrowings	64,751	57,829	64,726	57,101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023 and September 30, 2022.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; credit issues associated with the efficacy of return to office policies; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-bank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for fiscal year 2023 and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Third quarter highlights

●	Diluted earnings per common share of $0.98 for the third quarter of 2023, a decrease of 16%, from the third quarter 2022.
●	Average loans of $11.6 billion for the third quarter of 2023, an increase of $643.1 million, or 6%, from a year ago.
●	Average deposits of $12.7 billion for the third quarter of 2023, an increase of $1.1 billion, or 10%, from a year ago.
●	Net interest income of $99.7 million for the third quarter of 2023, a decrease of $26.7 million, or 21%, from the third quarter of 2022.
●

Net interest margin of 2.64% for the third quarter of 2023 decreased 100 bps from 3.64% in the third quarter of 2022. The decrease primarily resulted from increases in rates paid on interest-bearing deposits.

Overview

As of September 30, 2023, we had consolidated total assets of $16.0 billion, an increase of $1.4 billion, or 9.9%, from total assets of $14.6 billion at December 31, 2022. Total loans were $11.6 billion at September 30, 2023, a decrease of $46.8 million, or 0.4%, from $11.7 billion at December 31, 2022. Total deposits were $13.1 billion at September 30, 2023, an increase of $1.6 billion, or 13.8%, from $11.5 billion at December 31, 2022.

Net income available to common stockholders for the three months ended September 30, 2023 was $53.3 million, a decrease of $10.7 million, or 16.7%, from $64.0 million for the three months ended September 30, 2022.  Basic and diluted earnings per common share were both $0.98 for the three months ended September 30, 2023, compared to $1.18 and $1.17, respectively, in the corresponding period in 2022.

Net income available to common stockholders for the nine months ended September 30, 2023 was $164.7 million, a decrease of $19.0 million, or 10.3%, from $183.7 million for the corresponding period in 2022. Basic and diluted earnings per common share were $3.03 and $3.02, respectively, for the nine months ended September 30, 2023, compared to $3.38 and $3.37, respectively, for the corresponding period in 2022.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on average assets	1.37%	1.77%	1.50%	1.64%
Return on average common stockholders' equity	15.12%	20.49%	16.23%	20.44%
Dividend payout ratio	28.63%	19.07%	28.63%	20.28%
Net interest margin (1)	2.64%	3.64%	2.90%	3.26%
Efficiency ratio (2)	38.64%	31.54%	36.05%	31.93%
Average stockholders' equity to average total assets	9.07%	8.61%	9.22%	8.02%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At September 30, 2023, we had $91.0 million in federal funds sold, compared to $1.5 million at December 31, 2022. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2023, we had $1.85 billion in balances at the Federal Reserve, compared to $693.8 million at December 31, 2022.

Investment Securities

Debt securities available for sale totaled $834.8 million at September 30, 2023 and $644.8 million at December 31, 2022. Investment securities held to maturity totaled $1.04 billion at September 30, 2023 and $1.03 billion at December 31, 2022. We had paydowns of $62.6 million on mortgage-backed securities and government agencies, maturities of $374.0 million on municipal bonds, corporate securities and treasury securities, and calls of $13.0 million on U.S. government agencies and municipal securities during the nine months ended September 30, 2023. We recognized a $6.2 million loss on the sale of available for sale debt securities for the nine months ended September 30, 2022. We sold sixteen debt securities available for sale for $75.0 million that were yielding less than 1.00%. We purchased $675.5 million in U.S. Treasuries during the nine months ended September 30, 2023, compared to $361.6 million in U.S. Treasuries, $286.7 million in mortgage-backed securities, and $76.4 million in corporate securities during the nine months ended September 30, 2022.  For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2023 and December 31, 2022, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of September 30, 2023, we had $385.7 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of September 30, 2023.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.45 billion and $789.3 million as of September 30, 2023 and December 31, 2022, respectively. The increase in pledged investments is due to increased public fund balances during the third quarter of 2023.

Loans

We had total loans of $11.6 billion at September 30, 2023, a decrease of $46.8 million, or 0.4%, compared to $11.7 billion at December 31, 2022.

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long-term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See “Note 1 – General” and “Note 5 – Loans” in the Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans classified as TDRs. Individual allocations of the ACL for credit losses are estimated by using one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$11,641,130	$11,278,614	$11,641,130	$11,278,614
Average loans outstanding, net of unearned income	$11,563,026	$10,919,957	$11,604,264	$10,256,572
Allowance for credit losses at beginning of period	152,272	128,387	146,297	116,660
Charge-offs:
Commercial, financial and agricultural loans	4,783	2,902	10,398	7,143
Real estate - construction	19	-	19	-
Real estate - mortgage	-	170	157	220
Consumer loans	341	261	842	459
Total charge-offs	5,143	3,333	11,416	7,822
Recoveries:
Commercial, financial and agricultural loans	825	297	2,187	1,619
Real estate - construction	-	-	3	-
Real estate - mortgage	-	-	-	-
Consumer loans	11	12	43	37
Total recoveries	836	309	2,233	1,656
Net charge-offs	4,307	3,024	9,184	6,166
Provision for credit losses	4,282	15,604	15,133	30,473
Allowance for credit losses at period end	$152,247	$140,967	$152,247	$140,967
Allowance for credit losses to period end loans	1.31%	1.25%	1.31%	1.25%
Net charge-offs to average loans	0.15%	0.11%	0.11%	0.08%

		Percentage of loans
	ACL	in each category
September 30, 2023	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$45,961	33.22%
Real estate - construction	38,023	10.08%
Real estate - mortgage	66,274	55.97%
Consumer	1,989	0.73%
Total	$152,247	100.00%

		Percentage of loans
	ACL	in each category
December 31, 2022	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$42,830	31.30%
Real estate - construction	42,889	11.57%
Real estate - mortgage	58,652	56.43%
Consumer	1,926	0.70%
Total	$146,297	100.00%

Nonperforming Assets

Total nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased to $22.5 million at September 30, 2023, compared to $17.8 million at December 31, 2022. Of this total, nonaccrual loans of $20.9 million at September 30, 2023 represented a net increase of $8.5 million from nonaccrual loans at December 31, 2022.  Excluding credit card accounts, there were six loans 90 or more days past due and still accruing totaling $1.5 million at September 30, 2023, compared to one loan totaling $4.6 million at December 31, 2022. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2023 were $25.6 million. TDRs at December 31, 2022, and September 30, 2022 were $2.5 million and $2.4 million, respectively.

The following table details our nonperforming assets at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$8,650	37	$7,108	18
Real estate - construction	200	1	-	-
Real estate - mortgage:
Owner-occupied commercial	7,006	13	3,312	3
1-4 family mortgage	4,549	38	1,524	16
Other mortgage	506	2	506	2
Total real estate - mortgage	12,061	53	5,342	21
Consumer	-	-	-	-
Total Nonaccrual loans:	$20,911	91	$12,450	39

90+ days past due and accruing:
Commercial, financial and agricultural	$24	3	$195	26
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	1,495	6	594	5
Other mortgage	-	-	4,512	1
Total real estate - mortgage	1,495	6	5,106	6
Consumer	173	-	90	44
Total 90+ days past due and accruing:	$1,692	9	$5,391	76

Total Nonperforming Loans:	$22,603	100	$17,841	115

Plus: Other real estate owned and repossessions	690	4	248	2
Total Nonperforming Assets	$23,293	104	$18,089	117

Restructured accruing loans:
Commercial, financial and agricultural	$-	-	$2,480	5
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	-	-
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	-	-
Consumer	-	-	-	-
Total restructured accruing loans:	$-	-	$2,480	5

Total Nonperforming assets and restructured accruing loans	$23,293	104	$20,569	122

Ratios:
Nonperforming loans to total loans	0.19%		0.15%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.20%		0.15%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.20%		0.18%

OREO and repossessed assets increased to $690,000 at September 30, 2023, compared to $248,000 at December 31, 2022. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Balance at beginning of period	$248	$1,208
Transfers from loans and capitalized expenses	628	1,045
Proceeds from sales	(158)	(1,240)
Internally financed sales	-	-
Write-downs / net gain (loss) on sales	(28)	232
Balance at end of period	$690	$1,245

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

In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments and interest. While interest continues to accrue to income, through normal U.S. GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of September 30, 2023, the Company carries $2.3 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $2.4 million at December 31, 2022. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Total deposits were $13.14 billion at September 30, 2023, an increase of $1.60 billion, or 13.8%, from $11.55 billion at December 31, 2022. The bulk of the increase in our total deposits were in interest-bearing deposits, money market accounts and time deposits. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Balance Sheets and Net Interest Analysis on a Fully Taxable-Equivalent Basis” under the subheading “Net Interest Income.”

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Noninterest-bearing demand	$2,621,072	19.94%	$3,321,347	28.76%
Interest-bearing demand	2,147,355	16.34%	1,861,496	16.12%
Money market	7,146,835	54.38%	5,362,705	46.44%
Savings	108,677	0.83%	138,450	1.20%
Time deposits , $250,000 and under	372,963	2.84%	239,772	2.08%
Time deposits, over $250,000	745,474	5.67%	573,035	4.96%
Brokered time deposits	-	-%	50,000	0.43%
	$13,142,376	100.00%	$11,546,805	100.00%

As of September 30, 2023, and December 31, 2022, we estimate that we had approximately $8.5 billion and $7.7 billion in uninsured deposits, respectively. These uninsured deposits represent the portion of deposit accounts that exceed FDIC insurance limits. Included in our uninsured deposits on September 30, 2023, and December 31, 2022, we estimate that we had approximately $2.1 billion and $758 million, respectively, in public funds. While public fund balances that exceed FDIC limits are uninsured deposits, these deposits are collateralized by securities.

The following table presents the maturities of our time deposits that exceed FDIC insurance limits as of September 30, 2023.

Portion of time deposits in excess of insurance limit
September 30, 2023
Uninsured time deposits with a maturity of:	(In Thousands)
3 months or less	$59,178
Over 3 through 6 months	$108,947
Over 6 months through 12 months	145,788
Over 12 months	80,744
Total	$394,657

The uninsured deposit data for 2023 and 2022 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.37 billion and $1.62 billion at September 30, 2023 and December 31, 2022, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 5.13% for the quarter ended September 30, 2023. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity were to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2023, liquid assets, which are represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.48 billion. The Bank had loans pledged to the FHLB which provided approximately $1.71 billion in available funding. The Bank’s policy limits on brokered deposits would allow for up to $3.6 billion in available funding for brokered deposits. At September 30, 2023, the Bank had borrowing availability of approximately $931.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.  We believe these sources of funding are adequate to meet our anticipated funding needs.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, correspondent banking relationships and related federal funds purchased, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other Borrowings”. We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding to maintain our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $15.43 billion and $14.71 billion for the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Sources of Funds:
Deposits:
Non-interest-bearing	20.1%	30.6%	19.7%	31.6%
Interest-bearing	60.7	49.4	61.2	49.0
Federal funds purchased	8.3	10.4	8.6	10.5
Long term debt and other borrowings	0.7	0.4	0.6	0.4
Other liabilities	0.5	0.4	0.4	0.4
Equity capital	9.8	8.8	9.5	8.1
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	75.0%	75.9%	79.0%	69.1%
Securities	13.2	12.5	12.5	11.5
Interest-bearing balances with banks	8.4	6.6	5.2	15.5
Federal funds sold	0.5	0.7	0.3	0.3
Other assets	2.9	4.2	3.0	3.6
Total uses	100.0%	99.9%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2023 was $1.40 billion, or 9.04% of total assets. At December 31, 2022, total stockholders’ equity attributable to us was $1.30 billion, or 8.89% of total assets.

As of September 30, 2023, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2023.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2023, December 31, 2022 and September 30, 2022:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,447,107	10.69%	$609,385	4.50%	N/A	N/A
ServisFirst Bank	1,508,380	11.14%	609,345	4.50%	$880,164	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,447,607	10.69%	812,514	6.00%	N/A	N/A
ServisFirst Bank	1,508,880	11.14%	812,459	6.00%	1,083,279	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,659,180	12.25%	1,083,352	8.00%	N/A	N/A
ServisFirst Bank	1,661,702	12.27%	1,083,279	8.00%	1,354,099	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,447,607	9.35%	619,043	4.00%	N/A	N/A
ServisFirst Bank	1,508,880	9.75%	619,041	4.00%	773,801	5.00%

As of December 31, 2022
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,326,035	9.55%	$624,986	4.50%	N/A	N/A
ServisFirst Bank	1,385,697	9.98%	624,942	4.50%	$902,694	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,326,535	9.55%	833,315	6.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.98%	833,256	6.00%	1,111,008	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,532,134	11.03%	1,111,086	8.00%	N/A	N/A
ServisFirst Bank	1,533,069	11.04%	1,111,008	8.00%	1,388,760	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,326,535	9.29%	570,960	4.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.71%	570,924	4.00%	713,656	5.00%

As of September 30, 2022
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,272,564	9.42%	$607,684	4.50%	N/A	N/A
ServisFirst Bank	1,332,933	9.87%	607,645	4.50%	$877,710	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,273,064	9.43%	810,245	6.00%	N/A	N/A
ServisFirst Bank	1,333,433	9.87%	810,194	6.00%	1,080,259	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,480,681	10.96%	1,080,326	8.00%	N/A	N/A
ServisFirst Bank	1,476,329	10.93%	1,080,259	8.00%	1,350,323	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,273,064	8.84%	576,098	4.00%	N/A	N/A
ServisFirst Bank	1,333,433	9.26%	576,009	4.00%	720,011	5.00%

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

Commitments and Contingencies

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial arrangements. All such credit arrangements bear interest at variable rates.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2023 are as follows:

September 30, 2023
(In Thousands)
Commitments to extend credit	$3,511,615
Credit card arrangements	407,442
Standby letters of credit	80,838
$3,999,895

Commitments to extend credit beyond current funded amounts are agreements to lend to a customer so long as there is no violation of any condition established in the applicable loan agreement. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders for the three months ended September 30, 2023 was $53.3 million compared to net income and net income available to common stockholders of $64.0 million for the three months ended September 30, 2022.  Net income and net income available to common stockholders for the nine months ended September 30, 2023 was $164.7 million compared to net income and net income available to common stockholders of $183.7 million for the nine months ended September 30, 2022.  For the three and nine months ended September 30, 2023 compared to 2022 net interest income decreased $26.7 million and $39.3 million, respectively. Net interest income was negatively impacted by the continued narrowing in net interest spread due to Federal Reserve increases in interest rates over the last year. The net interest spread in the third quarter of 2023 was 1.63% compared to 1.94% in the second quarter of 2023 and 3.25% in the third quarter of 2022. The decrease in net interest income for the three and nine-month periods is primarily attributable to the rising costs associated with deposits.

Basic and diluted earnings per common share were both $0.98, for the three months ended September 30, 2023, compared to $1.18 and $1.17, respectively for the corresponding period in 2022.  Basic and diluted earnings per common share were $3.03 and $3.02, respectively, for the nine months ended September 30, 2023, compared to $3.38 and $3.37, respectively, for the corresponding period in 2022.  Return on average assets for the three and nine months ended September 30, 2023 was 1.37% and 1.50% compared to 1.77% and 1.64%, respectively, for the corresponding periods in 2022.  Return on average common stockholders’ equity for the three and nine months ended September 30, 2023 was 15.12% and 16.23%, respectively, compared to 20.49% and 20.43%, respectively, for the corresponding periods in 2022.

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

Taxable-equivalent net interest income decreased $26.7 million, or 21.1%, to $99.7 million for the three months ended September 30, 2023 compared to $126.5 million for the corresponding period in 2022, and decreased $39.3 million, or 11.3%, to $309.4 million for the nine months ended September 30, 2023 compared to $348.7 million for the corresponding period in 2022. Noninterest-bearing demand deposit balances decreased by $1.63 billion and $1.79 billion for the three and nine-month periods, respectively. A majority of these balances were moved into interest-bearing accounts as market interest rates increased during 2022 and 2023. Rates paid on interest-bearing deposits also increased as discussed in more detail below. The taxable-equivalent yield on interest-earning assets increased to 5.65% for the three months ended September 30, 2023 from 4.30% for the corresponding period in 2022, and increased to 5.48% for the nine months ended September 30, 2023 from 3.63% for the corresponding period in 2022.  The yield on loans for the three months ended September 30, 2023 was 6.13% compared to 4.77% for the corresponding period in 2022, and 5.92% compared to 4.51% for the nine months ended September 30, 2023 and September 30, 2022, respectively.  The cost of total interest-bearing liabilities increased to 4.02% for the three months ended September 30, 2023 compared to 1.05% for the corresponding period in 2022, and increased to 3.54% for the nine months ended September 30, 2023 from 0.61% for the corresponding period in 2022.  Net interest margin for the three months ended September 30, 2023 was 2.64% compared to 3.64% for the corresponding period in 2022, and 2.90% for the nine months ended September 30, 2023 compared to 3.26% for the corresponding period in 2022.

Beginning in March of 2022, the Federal Reserve Bank increased their targeted federal funds rate from 0 – 0.25% to its current range as of September 30, 2023 of 5.25 – 5.50%. Our cost of funding has increased as a result of deposit pricing pressures resulting from these rate increases. We believe our net interest income will benefit over a short period of time following the Federal Reserve Bank’s ceasing these rate increases.

The following tables show, for the three and nine months ended September 30, 2023 and September 30, 2022, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin resulting from changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes resulting from mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2023			2022
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,545,003	$178,485	6.13%	$10,900,105	$131,187	4.77%
Tax-exempt (3)	18,023	214	4.71	19,852	207	4.14
Total loans, net of unearned income	11,563,026	178,699	6.13	10,919,957	131,394	4.77
Mortgage loans held for sale	5,476	92	6.67	2,906	20	2.73
Investment securities:
Taxable	2,029,995	15,568	3.07	1,797,560	11,089	2.47
Tax-exempt (3)	2,408	15	2.49	5,863	35	2.39
Total investment securities (4)	2,032,403	15,583	3.07	1,803,423	11,124	2.47
Federal funds sold	74,424	985	5.25	102,028	632	2.46
Restricted equity securities	8,471	126	5.90	7,724	71	3.65
Interest-bearing balances with banks	1,293,243	17,759	5.45	945,142	6,102	2.56
Total interest-earning assets	$14,977,043	$213,244	5.65	$13,781,180	$149,343	4.30
Non-interest-earning assets:
Cash and due from banks	111,566			256,607
Net fixed assets and equipment	60,121			60,155
Allowance for credit losses, accrued interest and other assets	283,357			294,006
Total assets	$15,432,087			$14,391,948

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,153,973	$14,767	2.72%	$1,722,926	$1,235	0.28%
Savings deposits	112,814	459	1.61	144,368	75	0.21
Money market accounts	6,538,426	69,947	4.24	4,444,583	9,982	0.89
Time deposits	1,093,388	10,728	3.89	809,057	2,363	1.16
Total interest-bearing deposits	9,898,601	95,901	3.84	7,120,934	13,655	0.76
Federal funds purchased	1,237,721	16,926	5.43	1,493,444	8,536	2.27
Other borrowings	64,734	690	4.23	65,406	690	4.19
Total interest-bearing liabilities	$11,201,056	$113,517	4.02%	$8,679,784	$22,881	1.05%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,778,858			4,410,318
Other liabilities	52,797			62,093
Stockholders' equity	1,457,893			1,263,870
Accumulated other comprehensive loss	(58,517)			(24,117)
Total liabilities and stockholders' equity	$15,432,087			$14,391,948
Net interest income		$99,727			$126,462
Net interest spread			1.63%			3.25%
Net interest margin			2.64%			3.64%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $2,996 and $3,849 are included in interest income in the third quarter of 2023 and 2022, respectively. Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $49 and $38 is included in interest income in 2023 and 2022, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(83,815) and $(36,688) are excluded from the yield calculation in the third quarter of 2023 and 2022, respectively.

	For the Three Months Ended September 30,
	2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$8,142	$39,156	$47,298
Tax-exempt	(20)	27	7
Total loans, net of unearned income	8,122	39,183	47,305
Mortgages held for sale	28	44	72
Debt securities:
Taxable	1,555	2,924	4,479
Tax-exempt	(22)	2	(20)
Total debt securities	1,533	2,926	4,459
Federal funds sold	(208)	561	353
Restricted equity securities	11	44	55
Interest-bearing balances with banks	2,871	8,786	11,657
Total interest-earning assets	$12,357	$51,544	$63,901

Interest-bearing liabilities:
Interest-bearing demand deposits	$384	$13,148	$13,532
Savings	(19)	403	384
Money market accounts	6,672	53,293	59,965
Time deposits	1,084	7,281	8,365
Total interest-bearing deposits	8,121	74,125	82,246
Federal funds purchased	(1,685)	10,075	8,390
Other borrowed funds	(7)	7	-
Total interest-bearing liabilities	6,429	84,207	90,636
Increase in net interest income	$5,928	$(32,663)	$(26,735)

Our growth in loans continues to drive favorable volume component change. The rate component was unfavorable as loan yields increased 136 basis points and average rates paid on interest-bearing liabilities increased 308 basis points.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2023			2022
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,585,830	$513,534	5.93%	$10,233,704	$345,165	4.51%
Tax-exempt (3)	18,434	611	4.43	22,868	717	4.19
Total loans, net of unearned income	11,604,264	514,145	5.92	10,256,572	345,882	4.51
Mortgage loans held for sale	4,019	180	5.99	1,442	29	2.69
Investment securities:
Taxable	1,838,423	38,035	2.77	1,698,208	29,828	2.35
Tax-exempt (3)	3,045	64	2.81	7,263	136	2.50
Total debt securities (4)	1,841,468	38,099	2.77	1,705,471	29,964	2.35
Federal funds sold	47,040	1,826	5.19	50,102	738	1.97
Restricted equity securities	9,070	447	7	7,608	211	4
Interest-bearing balances with banks	757,722	29,621	5	2,295,282	12,389	3.63
Total interest-earning assets	$14,263,583	$584,318	5.48%	$14,316,477	$389,213	3.63%
Non-interest-earning assets:
Cash and due from banks	106,285			179,378
Net fixed assets and equipment	60,411			60,675
Allowance for credit losses, accrued interest and other assets	280,829			301,675
Total assets	$14,711,108			$14,858,205

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,821,205	$26,771	1.97%	$1,672,861	$2,903	0.23%
Savings deposits	123,098	1,192	1.29	138,160	194	0.19
Money market accounts	6,091,766	171,176	3.76	4,680,296	17,017	0.49
Time deposits	976,759	24,446	3.35	789,463	5,811	0.98
Total interest-bearing deposits	9,012,828	223,585	3.32	7,280,780	25,925	0.48
Federal funds purchased	1,272,285	48,199	5.07	1,554,283	12,539	1.08
Other borrowings	93,304	3,150	4.51	65,406	2,070	4.23
Total interest-bearing liabilities	$10,378,417	$274,934	3.54%	$8,900,469	$40,534	0.61%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,913,244			4,700,160
Other liabilities	62,590			59,362
Stockholders' equity	1,405,702			1,209,209
Accumulated other comprehensive loss	(48,845)			(10,995)
Total liabilities and stockholders' equity	$14,711,108			$14,858,205
Net interest income		$309,384			$348,679
Net interest spread			1.94%			3.02%
Net interest margin			2.90%			3.26%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $9,577 and $15,975, are included in interest income in 2023 and 2022, respectively. Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $148 and $108 is included in interest income in 2023 and 2022, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(71,105) and $(14,920) are excluded from the yield calculation in 2023 and 2022, respectively.

	For the Nine Months Ended September 30,
	2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$49,847	$118,522	$168,369
Tax-exempt	(145)	39	(106)
Total loans, net of unearned income	49,702	118,561	168,263
Mortgages held for sale	89	62	151
Debt securities:
Taxable	2,602	5,605	8,207
Tax-exempt	(87)	15	(72)
Total debt securities	2,515	5,620	8,135
Federal funds sold	(48)	1,136	1,088
Restricted equity securities	38	198	236
Interest-bearing balances with banks	(13,320)	30,552	17,232
Total interest-earning assets	$38,976	$156,129	$195,105

Interest-bearing liabilities:
Interest-bearing demand deposits	$280	$23,588	$23,868
Savings	(23)	1,021	998
Money market accounts	6,613	147,546	154,159
Time deposits	1,677	16,958	18,635
Total interest-bearing deposits	8,547	189,113	197,660
Federal funds purchased	(2,668)	38,328	35,660
Other borrowed funds	934	146	1,080
Total interest-bearing liabilities	6,813	227,587	234,400
Increase in net interest income	$32,163	$(71,458)	$(39,295)

The increase in our loan portfolio is positively impacting the volume component. However, the rate component has been negatively impacted by an increase of 293 basis points in the average rates paid on interest-bearing liabilities, partially offset by a rise in loan yields of 141 basis points.

Provision for Credit Losses

The provision for credit losses was $4.3 million for the three months ended September 30, 2023, a decrease of $11.3 million from $15.6 million for the three months ended September 30, 2022, and was $15.1 million for the nine months ended September 30, 2023, a $15.3 million decrease compared to $30.5 million for the nine months ended September 30, 2022. Due to the rising interest rate climate, management anticipates a slower pace in loan growth compared to the historical average. The decrease in provision expense is primarily attributable to slower forecasted growth of the budgeted loan portfolio within the ACL model. The ACL for September 30, 2023 and December 31, 2022 was $152.2 million and $146.3 million, or 1.31% and 1.25% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.11% for the three months ended September 30, 2023, compared to annualized net credit recoveries to quarter-to-date average loans of 0.02% for the same period in 2022. Annualized net credit charge-offs to year-to-date average loans were 0.06% for the nine months ended September 30, 2023, compared to 0.04% for the corresponding period in 2022. Nonperforming loans increased to $21.5 million, or 0.19% of total loans, at September 30, 2023 from $17.8 million, or 0.15% of total loans, at December 31, 2022, and were $15.5 million, or 0.15% of total loans, at September 30, 2022. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
Noninterest income:
Service charges on deposit accounts	$2,163	$1,892	$271	14.3%	$6,239	$6,167	$72	1.2%
Mortgage banking	825	784	41	5.2%	1,963	1,924	39	2.0%
Credit card income	2,532	2,612	(80)	(3.1)%	6,627	7,656	(1,029)	(13.4)%
Securities losses	-	-	-	-%	-	(6,168)	6,168	(100.0)%
Increase in cash surrender value life insurance	1,818	1,637	181	11.1%	5,935	6,978	(1,043)	(14.9)%
Other operating income	797	2,014	(1,217)	(60.4)%	2,274	9,836	(7,562)	(76.9)%
Total non-interest income	$8,135	$8,939	$(804)	(9.0)%	$23,038	$26,393	$(3,355)	(12.7)%

Noninterest income totaled $8.1 million for the three months ended September 30, 2023, a decrease of $804,000 compared to the corresponding period in 2022, and totaled $23.0 million for the nine months ended September 30, 2023, a decrease of $3.4 million, or 12.7%, compared to the corresponding period in 2022. Mortgage banking income increased $41,000, or 5.2%, to $825,000 for the three months ended September 30, 2023 compared to $784,000 for the same period in 2022, and increased $39,000, or 2.0%, to $2.0 million for the nine months ended September 30, 2023 compared to $1.9 million for the same period in 2022. Net credit card income decreased $80,000 to $2.5 million for the three months ended September 30, 2023 compared to the same period in 2022, and decreased $1.0 million to $6.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. Bank-owned life insurance (“BOLI”) income increased $181,000, or 11.1%, to $1.8 million during the three months ended September 30, 2023, compared to the corresponding period in 2022, and decreased $1.0 million, or 14.9%, to $5.9 million for the nine months ended September 30, 2023 compared to $7.0 million for the same period in 2022. Other income decreased $1.2 million, or 60.4%, to $797,000 for the three months ended September 30, 2023 compared to $2.0 million for the same period in 2022, and decreased $7.6 million, or 76.9%, to $2.3 million for the nine months ended September 30, 2023 compared to $9.8 million for the same period in 2022. We recognized income on an interest rate cap of $48,000 for both the third quarter and year-to-date 2023 compared to income of $1.3 million during the third quarter of 2022 and $6.5 million year-to-date 2022. The interest rate cap terminated during the second quarter of 2023. Merchant service revenue increased $125,000, or 26.7%, to $594,000 during the three months ended September 30, 2023, compared to the corresponding period in 2022, and increased $354,000, or 27.8%, to $1.6 million for the nine months ended September 30, 2023 compared to $1.3 million for the same period in 2022.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
Noninterest expense:
Salaries and employee benefits	$20,080	$19,687	$393	2.0%	$57,941	$58,722	$(781)	(1.3)%
Equipment and occupancy expense	3,579	3,140	439	14.0%	10,435	9,056	1,379	15.2%
Third party processing and other services	6,549	7,213	(664)	(9.2)%	20,031	19,163	868	4.5%
Professional services	1,265	1,036	229	22.1%	4,499	3,355	1,144	34.1%
FDIC and other regulatory assessments	2,346	975	1,371	140.6%	6,105	3,254	2,851	87.6%
OREO expense	18	21	(3)	(14.3)%	30	56	(26)	(46.4)%
Other operating expense	7,826	10,613	(2,787)	(26.3)%	20,752	26,118	(5,366)	(20.5)%
Total non-interest expense	$41,663	$42,685	$(1,022)	(2.4)%	$119,793	$119,724	$69	0.1%

Noninterest expense totaled $41.7 million for the three months ended September 30, 2023, a decrease of $1.0 million, or 2.4%, compared to $42.7 million for the same period in 2022, and totaled $119.8 million for the nine months ended September 30, 2023, an increase of $69,000, or 0.1%, compared to $119.7 million for the same period in 2022.

Details of expense are as follows:

●

Salary and benefit expense increased $393,000, or 2.0%, to $20.1 million for the three months ended September 30, 2023, from $19.7 million for the same period in 2022, and decreased $781,000, or 1.3%, to $57.9 million for the nine months ended September 30, 2023 from $58.7 million for the same period in 2022. The number of FTE employees increased from 558 as of September 30, 2022, to 568 as of September 30, 2023.

●

Equipment and occupancy expense increased $439,000, or 14.0%, to $3.6 million for the three months ended September 30, 2023 from $3.1 million for the corresponding period in 2022, and increased $1.4 million, or 15.2%, to $10.4 million for the nine months ended September 30, 2023 compared to $9.1 million for the corresponding period in 2022. The year-over-year increase is primarily attributed to new leases that commenced after the third quarter of 2022.

●

Third party processing and other services decreased $664,000, or 9.2%, to $6.5 million for the three months ended September 30, 2023, from $7.2 million for the corresponding period in 2022, and increased $868,000, or 4.5%, to $20.0 million for the nine months ended September 30, 2023 compared to $19.2 million for the corresponding period in 2022. Third party processing and other services also includes Federal Reserve Bank charges related to correspondent bank settlement activities.

●

FDIC and other regulatory assessments increased $1.4 million, or 140.6%, to $2.3 million for the three months ended September 30, 2023 from $975,000 for the corresponding period in 2022, and increased $2.9 million, or 87.6%, to $6.1 million for the nine months ended September 30, 2023 compared to $3.3 million for the corresponding period in 2022. The FDIC increased the assessment rate by two basis points beginning in the first quarter of 2023.

●

OREO expense decreased $3,000, or 14.3%, to $18,000 for the three months ended September 30, 2023 from $21,000 for the corresponding period in 2022, and decreased $26,000, or 46.4%, to $30,000 from $56,000 for the nine months ended September 30, 2023 compared to the corresponding period in 2022.

●	Other operating expenses decreased $2.8 million, or 26.3%, to $7.8 million for the three months ended September 30, 2023, from $10.6 million for the corresponding period in 2022, and decreased $5.4 million, or 20.5%, to $20.8 million from $26.1 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. During the third quarter of 2022 we reached a preliminary settlement on a lawsuit and wrote down the value of a private investment resulting in charges of $3.1 million, or $2.4 million net of income tax.

Income Tax Expense

Income tax expense was $8.5 million for the three months ended September 30, 2023 compared to $13.0 million for the same period in 2022, and was $32.6 million for the nine months ended September 30, 2023, compared to $40.9 million for the same period in 2022. Our effective tax rate for the three and nine months ended September 30, 2023 was 13.81% and 16.51%, respectively, compared to 16.92% and 18.21% for the corresponding periods in 2022, respectively. We recognized $3.7 million and $11.1 million in federal new markets tax credits during the three and nine months ended September 30, 2023, respectively, compared to $3.1 million and $9.4 million during the same periods in 2022, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2023 of $0 and $1.2 million, respectively, compared to $370,000 and $1.3 million during the three and nine months ended September 30, 2022, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is intrinsic to the balance sheet, influenced by variety factors such as differences in timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments; differences in the amounts of assets, liabilities and off balance sheet instruments that are maturing or repricing at the same time; differences in the amounts by which short-term and long term market interest rates change  (e.g., yield curve shifts); and the impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change. If rates are rising, and the level of rate-sensitive liabilities exceeds the level of rate-sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate-sensitive liabilities is greater than the level of rate-sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace; in other words, short-term rates may be rising while longer-term rates remain stable. In addition, different types of rate-sensitive assets and rate-sensitive liabilities react differently to changes in rates.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy includes guidelines for maximum sensitivities for different benchmark interest rate simulations. For example, management should maintain the gap such that net interest margins will not change more than 9% if interest rates change 100 basis points or more than 13% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2022, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2022, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2023. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures are effective to ensure that material information relating to the Company. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in thousands)
September 18, 2023	October 2, 2023	October 10, 2023	$0.28	$15,239

Refer to the “Capital Adequacy” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding the Company’s dividend policy and restrictions on payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)         The Company did not implement any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended September 30, 2023.

(b)         None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-10b5-1 trading arrangements during the quarter ended September 30, 2023.

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

SERVISFIRST BANCSHARES, INC.

Date: November 3, 2023	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 3, 2023	By	/s/ William M. Foshee
William M. Foshee
Chief Financial Officer