Form 10-K
period 2023-12-31
ServisFirst Bancshares, Inc.
filed 2024-03-01
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $40.92 per share of Common Stock, was $2,062,850,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2024
Common stock, $.001 par value	54,489,090

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on “Form 10-K” and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance.  The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking.  All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements.  These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such risks include, without limitation:

●

the effects of adverse changes in the economy or business conditions, including inflation, recession, interest rate volatility, pandemic or other changes in economic conditions, either nationally or in our market areas;

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
●

other factors that are discussed in the section titled “Risk Factors” in Item 1A of this Form 10-K, as well as in our subsequent Quarterly Reports on Form 10-Q and other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict what will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2021, 2022 and 2023 mean our fiscal years ended December 31, 2021, 2022 and 2023, respectively.

ITEM 1. BUSINESS

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 30 full-service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. We also operate loan production offices in Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2023, we had total assets of approximately $16.13 billion, total loans of approximately $11.66 billion, total deposits of approximately $13.27 billion, and total stockholders’ equity of approximately $1.44 billion.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 370 community banks located in 30 states throughout the United States. We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2023, our branches averaged approximately $442.5 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 24.2% of our total loan portfolio as of December 31, 2023.

Scalable, Decentralized Business Model. We emphasize local decision-making by experienced bankers supported by centralized risk and credit oversight. We believe that the delivery by our bankers of in-market customer decisions, coupled with risk and credit support from our corporate headquarters, allows us to serve our borrowers and depositors directly and in person, while managing risk centrally and on a uniform basis. We intend to continue our growth by repeating this scalable model in each market where we are able to identify a strong banking team. Our goal in each market is to employ the highest quality bankers in that market. We then empower those bankers to implement our operating strategy, grow our customer base and provide the highest level of customer service possible. We focus on a geographic model of organizational structure as opposed to a line of business model employed by most regional banks. This structure assigns significant responsibility and accountability to our regional chief executive officers, who we believe will drive our growth and success. We have developed a business culture whereby our management team, from the top down, is actively involved in sales, which we believe is a key differentiator from our competition.

In our operations, local decision-making has been pivotal in navigating challenges that could be posed by global health crises, such as pandemics. Our strategic use of technology-enabled delivery channels has been essential in offering services to our customers within a low-contact framework, which helps to prevent the spread of disease while allowing continued customer service.

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, we have expanded into ten additional markets as of December 31, 2023. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

●	the availability of successful, experienced bankers with strong reputations in the market; and

●	the economic attributes of the market necessary to drive quality lending opportunities coupled with deposit-related characteristics of the potential market.

Prior to entering a new market, we have historically identified and built a team of experienced, successful bankers with market-specific knowledge to lead the Bank’s operations in that market, including a regional chief executive officer. Generally, we or members of our senior management team are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. We also often assemble a non-voting advisory board of directors in our markets, comprised of members representing a broad spectrum of business experience and community involvement in the market. We currently have advisory boards in each of the Huntsville, Montgomery, Dothan, Mobile, Pensacola, Nashville, Atlanta and Charleston markets.

In addition to organic expansion, we may seek to expand through targeted acquisitions.

Markets and Competition

Our primary markets are broadly defined in the tables below. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2013 to 2023 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2023	2013	Compound Annual Growth Rate
	(Dollars in Billions)
Alabama:
Jefferson/Shelby County, Alabama	$44.03	$27.3	4.9%
Mobile County, Alabama	9.7	6.0	5.0%
Madison County, Alabama	10.0	6.1	5.0%
Montgomery County, Alabama	7.8	6.5	1.9%
Baldwin County, Alabama	6.8	3.4	7.2%
Houston County, Alabama	3.4	2.2	4.5%
Florida:
Orange County, Florida	47.4	24.3	6.9%
Hillsborough County, Florida	41.7	25.7	5.0%
Sarasota County, Florida	19.3	11.7	5.2%
Leon County, Florida	8.3	4.8	5.6%
Escambia County, Florida	7.4	3.5	7.8%
Okaloosa County, Florida	5.3	3.5	4.3%
Bay County, Florida	4.7	2.5	6.5%
Georgia:
Cobb County, Georgia	29.7	10.3	11.2%
Muscogee County, Georgia	7.4	5.5	3.0%
Douglas County, Georgia	2.5	1.2	7.4%
North Carolina:
Mecklenburg County, North Carolina	357.0	199.0	6.0%
South Carolina:
Charleston County, South Carolina	16.4	8.0	7.5%
Dorchester County, South Carolina	2.4	1.1	8.2%
Tennessee:
Davidson County, Tennessee	55.9	23.3	9.2%
Virginia:
Virginia Beach (City), Virginia	8.4	5.6	4.2%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2023 as most recently reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$4,094.4	$47,048.6	3	8.70%
Huntsville MSA	2	1,661.6	10,269.5	2	16.18%
Montgomery MSA	2	1,185.7	11,127.2	2	10.66%
Dothan MSA	2	896.7	4,229.7	1	21.20%
Mobile MSA	2	548.0	9,938.3	6	5.51%
Daphne-Fairhope-Foley MSA	1	99.4	6,793.1	17	1.46%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	592.7	9,368.2	7	6.33%
North Port-Sarasota-Bradenton MSA	1	577.7	29,873.6	13	1.93%
Tampa-St. Petersburg-Clearwater MSA	1	364.7	123,859.1	28	0.29%
Panama City MSA	1	112.5	4,655.8	12	2.42%
Crestview-Fort Walton Beach-Destin MSA	1	86.4	7,770.3	15	1.11%
Tallahassee MSA	1	56.7	9,473.1	15	0.60%
Orlando-Kissimmee-Sanford MSA	1	35.0	72,941.6	42	0.05%
Georgia:
Atlanta-Sandy Springs-Alpharetta MSA	2	872.2	237,133.6	23	0.37%
Columbus, GA-AL MSA	1	24.2	8,755.6	14	0.28%
North Carolina:
Charlotte-Concord-Gastonia, NC-SC MSA	1	69.8	382,301.8	37	0.02%
South Carolina:
Charleston-North Charleston MSA	2	344.0	22,657.0	14	1.46%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	416.2	92,625.5	23	0.67%
Virginia:
Virginia Beach-Norfolk-Newport News, VA-NC	1	2.3	33,275.8	21	0.01%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2023, as reported by the FDIC:

Alabama	60.5%
Florida	16.1%
Georgia	11.6%
North Carolina	58.9%
South Carolina	15.1%
Tennessee	25.2%
Virginia	2.8%

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

In our markets, our five largest competitors are Regions Financial Corporation, Wells Fargo & Company, PNC Financial Services Group, Inc., Truist Financial Corporation, and Synovus Financial Corp. These institutions, as well as other competitors of ours, may have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and may better afford, and make broader use of, media advertising, support services, and electronic technology than us. To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Lending Services

Commercial Loans

Our commercial lending activity is directed principally toward businesses and professional service firms whose demand for funds falls within our legal lending limits, and we offer a variety of commercial lending products to meet the needs of business and professional service firms in our service areas. We make seasonal loans, bridge loans, and term loans to small- and medium-sized businesses in our markets for a variety of business purposes, including, but not limited to, expanding business, acquiring property, upgrading plant and equipment, buying inventory and for general working capital. Typically, targeted business borrowers have annual sales between $2 million and $250 million. This category of loans includes loans made to individual, partnership and corporate borrowers. We also offer commercial lines of credit. The repayment terms of our commercial loans will vary according to the needs of each customer.

Our commercial loans usually are collateralized. Generally, collateral consists of business assets, including accounts receivable, inventory, equipment, and/or real estate. Collateral is subject to the risk that we may have difficulty converting it to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, we have strict collateral underwriting standards, including valuations and general acceptability based on our ability to monitor its ongoing condition and value.

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

Commercial Real Estate. Commercial real estate loans are generally limited to terms of five years or less, although payments are usually structured on the basis of a longer amortization. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding five years. In addition, we generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements.

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

To mitigate the risk of construction loan defaults in our portfolio, the board of directors and management tracks and monitors these loans closely. Total construction loans decreased $12.8 million, or 0.8%, at December 31, 2023, compared to December 31, 2022. There were $105,000 in net charge-offs on construction loans during 2023 and no charge-offs on construction loans during 2022. There were $1.1 million in construction loans rated as substandard at December 31, 2023 and $1.2 million construction loans rated as substandard at December 31, 2022.

Residential Real Estate Loans. Our residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate fixed-rate mortgages with long-term maturities. The majority of our fixed-rate loans are sold in the secondary mortgage market. All loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 85%. Risks associated with these loans are generally less significant than those of other loans. Those risks involve bankruptcies, economic downturn, customer financial problems and fluctuations in the value of real estate, and the risk that homes in our primary service areas may experience significant price declines in the future. We have not made and do not expect to make any “Alt-A” or subprime loans.

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

Our consumer loans include home equity loans (open and closed-end), vehicle financing, loans secured by deposits, and secured and unsecured personal loans. These types of consumer loans all carry varying degrees of risk.

Commitments and Contingencies

As of December 31, 2023, we had commitments to extend credit beyond current amounts funded of $3.4 billion, had issued standby letters of credit in the amount of $86.1 million, and had commitments for credit card arrangements of $381.5 million.

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the board of directors. Our investment policy provides that no more than 30% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2023.

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

Asset, Liability and Risk Management

We manage our assets and liabilities with the aim of providing an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management strategies are conducted within the framework of written loan and investment policies. To monitor and manage the interest rate margin and related interest rate risk, we have established policies and procedures to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan originations and deposit activity and approve all pricing strategies. We attempt to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. Specifically, we chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.

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

The following discussion describes select material elements of the regulatory framework that applies to us. The description is not intended to summarize all laws, regulations and supervisory policies applicable to us and is qualified in its entirety by reference to the full text of the statutes, regulations and supervisory policies described. Further, the following discussion addresses the select material elements of the regulatory framework as in effect as of the date of this Form 10-K. Legislation and regulatory action to revise federal and state banking laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over our operations, after the date of this Form 10-K.

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

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries. Under these requirements, a bank holding company is expected to commit financial resources and take other measures to support its bank subsidiaries even at times when the holding company may not be in a financial position to provide such resources or when the holding company may not be inclined to provide them. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of these requirements, a bank holding company may, among other things, be compelled to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments that qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period. The method for determining an institution's risked-based assessment rate differs for small banks and large banks. Small banks (generally, those with less than $10 billion in assets over four consecutive quarters) are assigned an individual rate based on a formula using financial data and ratings on capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risks, or so-called “CAMELS” ratings. Large banks (generally, those with $10 billion or more in assets) are assigned an individual rate based on a scorecard. The scorecard combines the following measures to produce a score that is converted to an assessment rate: CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure. Assessment rates for both large and small banks are subject to adjustment. Assessment rates: (1) decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the Depository Institution Debt Adjustment or DIDA); and (3) for large banks that are not well-rated or not well-capitalized, increase for significant holdings of brokered deposits. The Bank became subject to the large bank scorecard methodology in the second quarter of 2021. In November 2023, the FDIC issued a final rule implementing a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment equals an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. The amount the Bank pays to the FDIC in assessments is affected not only by the risk the Bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. From 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in response to those circumstances, the FDIC took several extraordinary actions, including imposing a one-time special assessment on insured institutions and requiring institutions to prepay quarterly assessments attributable to a three-year period. The FDIC also has established a higher long-term target Deposit Insurance Fund ratio of 2%. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will take similar extraordinary actions or otherwise increase deposit insurance assessment levels in the future. Any future increases could have a negative impact on our bank’s earnings.

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

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule also exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion. Most of the rule's requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward.

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
●

the Right to Financial Privacy Act, imposing a duty to maintain the confidentiality of consumer financial records and prescribing procedures for complying with administrative subpoenas of financial records;

●

the Electronic Funds Transfer Act, as implemented by Regulation E issued by the CFPB, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	the Truth in Savings Act, as implemented by Regulation DD issued by the CFPB, governing, among other things, the disclosure of deposit terms to consumers;
●	the Fair Housing Act, prohibiting discrimination in most housing-related activities, including financing, based on race, color, sex, national origin or religion; and
●	the Equal Credit Opportunity Act, as implemented by Regulation B issued by the CFPB, prohibiting discrimination in any aspect of a credit transaction.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking agencies have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2023, the Bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. Banks that are not well capitalized may not accept or renew brokered deposits without a waiver from the FDIC.

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased over the last decade, as the economic downturn in the late 2000’s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions. Regulatory scrutiny became even more enhanced during 2023 due to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank. In July 2023, the agencies issued updated guidance to remind depository institutions to maintain actionable contingency funding plans that take into account a range of possible stress scenarios.

Basel III also addresses liquidity management by proposing two new liquidity metrics for financial institutions. The first metric is the “Liquidity Coverage Ratio,” and it aims to require a financial institution to maintain sufficient high quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “Net Stable Funding Ratio,” and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

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

The Alabama Banking Department also regulates the Bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the Bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $573.9 million in dividends as of December 31, 2023, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

Restrictions on Transactions with Affiliates and Insiders

We are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of: a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate; a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate. The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, certain of these transactions must also meet specified collateral requirements. The bank must also comply with other provisions designed to avoid the taking of low-quality assets. An affiliate for purposes of Sections 23A and 23B includes a bank’s parent holding company and any subsidiary owned by the parent holding company.

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

Lending Limits

Under Alabama law, the amount of loans which may be made by a bank in the aggregate to one person is limited. Alabama law provides that unsecured loans by a bank to one person may not exceed an amount equal to 10% of the capital and unimpaired surplus of the bank or 20% in the case of secured loans. For purposes of calculating these limits, loans to various business interests of a single borrower, including companies in which a substantial portion of the stock is owned or partnerships in which a person is a partner, must be aggregated with those made to the borrower individually. Loans secured by certain readily marketable collateral are exempt from these limitations, as are loans secured by deposits and certain government securities.

Commercial Real Estate Concentration Limits

The Federal Reserve and other federal banking agencies promulgated guidance governing financial institutions with concentrations in commercial real estate lending entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to commercial real estate (“CRE”) concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. The U.S. bank regulatory agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending” to remind financial institutions of existing guidance on prudent risk management practices for CRE lending activity. The agencies noted their belief that financial institutions had eased CRE underwriting standards in recent years and went on to identify actions that financial institutions should take to protect themselves from CRE-related credit losses during difficult economic cycles. The guidance also indicated that the agencies would pay special attention in the future to potential risks associated with CRE lending.

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

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Under federal guidance, banks have to provide notice to affected customers of a data breach under certain circumstances.

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

Failure to comply with these statutes, rules and regulations, or failure to maintain an adequate compliance program, could lead to monetary penalties and reputational damage to our bank. Our banking regulators evaluate the effectiveness of our policies and procedures when determining whether to approve certain proposed banking activities, including branch application. We believe the policies and procedures implemented by our board of directors are sufficient to be compliant with these laws.

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

There has been an enhanced focus by federal bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the Consumer Financial Protection Bureau issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance and focusing supervision and enforcement resources to achieve this goal. In October 2022, the Consumer Financial Protection Bureau issued guidance with respect to certain practices relating to overdraft fees and bounced check fees. The FDIC issued guidance in August 2022 with respect to bank practices involving charging multiple non-sufficient funds fees on the representment of items on a deposit account. In February 2023, the Consumer Financial Protection Bureau issued a proposed rule that would restrict certain practices relating to credit card late fees. On January 17, 2024, the Consumer Financial Protection Bureau issued a proposed rule that would require financial institutions with over $10 billion in total assets to treat overdraft loans like credit cards and other loans as well as to provide clear disclosures and other protections. On January 24, 2024, the Consumer Financial Protection Bureau issued a proposed rule that would prohibit non-sufficient funds (NSF) fees on transactions that financial institutions decline in real time. These types of transactions include declined debit card purchases and ATM withdrawals, as well as some declined peer-to-peer payments.

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. In June 2011, the Federal Reserve implemented a rule, which includes a cap of 21 cents plus .05% of the transaction on the interchange fee for debit card issuers with $10 billion or more in assets. The Bank exceeded $10 billion in assets for the first time as of June 30, 2020, and the Durbin Amendment rules became effective for us on July 1, 2022. The Durbin Amendment rules did not have a material impact on our revenue. In October 2023, the Federal Reserve requested comment on a proposal to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward.

Compensation Practices

Our compensation practices are subject to guidance provided by federal banking agencies. The federal banking agencies have issued comprehensive guidance on incentive compensation policies. This guidance is designed to ensure that a financial institution’s incentive compensation structure does not encourage imprudent risk taking, which may undermine the safety and soundness of the institution. The guidance, which applies to all employees that have the ability to materially affect an institution’s risk profile, either individually or as part of a group, is based upon three primary principles: (i) balanced risk taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance.

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

●

The Dodd-Frank Act imposes many investor-protection, corporate governance and executive compensation rules that have affected most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking agencies to issue rules prohibiting incentive compensation that encourages inappropriate risks.

●

Although insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

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

On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions and the price and terms of credit. The purpose of the rulemaking is to increase transparency and combat discrimination in small business lending.

As noted above, the implementation of the Dodd-Frank Act is ongoing. In addition, we are subject to heightened regulatory scrutiny and requirements as a result of our total assets exceeding $10 billion for four consecutive quarters ending with the first quarter in 2021. It is difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Bank and us. However, compliance with the Dodd-Frank Act and its implementing regulations has resulted in, and is expected to continue to result in, additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

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

Human Capital Resources

At ServisFirst Bancshares, we believe that our employees are truly our most valuable asset and that each of us directly contributes to our continued mutual success. As of December 31, 2023, we had 591 full-time equivalent employees. We have 205 employees located in our corporate office, including sales and operations, and 386 in our regional offices and branches. Our management believes that we have good relations with our employees.

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

Information about our Executive Officers

A brief description of the background of each of our executive officers as of December 31, 2023 is set forth below.

Thomas A. Broughton, III (68) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

William M. Foshee (69) – Mr. Foshee has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2007 and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank since 2005. Mr. Foshee served as the Chief Financial Officer of Heritage Financial Holding Corporation, a publicly traded bank holding company headquartered in Decatur, Alabama, from 2002 until it was acquired in 2005. Mr. Foshee is a Certified Public Accountant. Mr. Foshee will retire from his position as Chief Financial Officer effective as of the filing of this Form 10-K. The Board appointed Kirk Pressley to succeed Mr. Foshee as Chief Financial Officer following Mr. Foshee’s retirement.

Kirk Pressley (58) – Mr. Pressley was appointed Chief Financial Officer effective as of the filing of this Form 10-K, following the retirement of our former Chief Financial Officer, William M. Foshee. Mr. Pressley joined the Bank as Executive Vice President of Strategic Planning in June of 2023. Prior to joining the Bank, Mr. Pressley started his career as an external auditor focused on financial institutions for two large international public accounting firms. Mr. Pressley then served as the Controller for BBVA USA Bancshares, previously BBVA Compass Bancshares, from 2003 to 2015. He most recently held the position of Senior Executive Vice President and CFO of BBVA USA, Houston, Texas, from 2015 to 2021.

Rodney E. Rushing (66) – Mr. Rushing has served as our Executive Vice President and Chief Operating Officer since February 2021. From 2011 to 2021, he served as the Executive Vice President and Executive for Correspondent Banking for us and the Bank. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

Henry Abbott (41) – Mr. Abbott has served as Senior Vice President and Chief Credit Officer for us and the Bank since April 2018. From 2013 to 2018, he served as Senior Vice President and Chief Credit Officer for our Correspondent Banking Division. Prior to joining us, Mr. Abbott was employed at BB&T (now Truist) from 2004 to 2013 in various senior lending and credit administration roles.

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees, accessible on the “Investor Relations” section of our website. We also have direct links to our filings with the SEC, including, but not limited to, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings, which are available free of charge through our corporate website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Stockholders may request hard copies of our filings, free of charge, by contacting our Senior Vice President of Investor Relations, Davis Mange, at 2500 Woodcrest Place, Birmingham, AL 35209, telephone (205) 949-3420.

ITEM 1A. RISK FACTORS.

The following list identifies and briefly summarizes the material risk factors known to us as of the date of this Form 10-K. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks identified in this Form 10-K, as well as by other risks we may not have anticipated or viewed as material as of the date of this Form 10-K. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements presented elsewhere by management. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

We have opened new offices in Fort Walton, Florida, Venice, Florida, Sarasota, Florida, Orlando, Florida, Tallahassee, Florida, Columbus, Georgia, Charlotte and Asheville, North Carolina, and Virginia Beach, Virginia in the past five years. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could limit our ability to be successful in these new markets and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Because our total assets exceed $10 billion, we are subject to heightened regulatory requirements, which could have an adverse effect on our financial condition or results of operations.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. As of September 30, 2021, we exceeded $10 billion in total assets and were reclassified as a large financial institution by the FDIC, and now are subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our board of directors, calculating our FDIC deposit insurance assessment using the large bank pricing rule, and more frequent regulatory examinations. As a result of these additional compliance obligations, we have incurred significant expenses and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition and results of operations.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

As of December 31, 2023, 62.2% of our loan portfolio was composed of commercial and consumer real estate loans, of which 48.4% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country as occurred in the U.S. recession from 2007 to 2009, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for credit losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for credit losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2023, our 10 largest borrowing relationships totaled $791.8 million in commitments (including unfunded commitments), or approximately 6.8% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess (i) the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or (ii) the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for credit losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio based on historical loss experience, current conditions, reasonable and supportable forecasts, and other pertinent information. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. We believe our allowance for credit losses is adequate. Our allowance for credit losses as of December 31, 2023 was $153.3 million, or 1.32% of total gross loans. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects. For more information, see Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to regional chief executive officers and their banking teams based on their experience. Additionally, all loan relationships in excess of $5.0 million and every loan with an internal risk-grade of special mention or below is reviewed by our centralized credit administration department in Birmingham, Alabama. Moreover, for decisions that fall outside of the assigned authorities, our regional chief executive officers are required to obtain approval from our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We believe that we presently have sufficient capital to meet our needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. Our ability to access the capital markets, if needed, on a timely basis or at all, will depend on a number of factors, such as the state of the financial markets, including prevailing interest rates, a loss of confidence in financial institutions generally, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing. If capital is not available on favorable terms when we need it, we will either have to issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Natural disasters could have a material adverse effect on our financial position and results of operations. Natural disasters, such as hurricanes, tornados, earthquakes and similar unpredictable weather events, could affect us directly (by interrupting our systems, damaging our offices or otherwise preventing us from operating our business in the ordinary course) or indirectly (by damaging or destroying the businesses or properties of our customers or otherwise impairing our customers’ ability to make loan payments on a timely basis or destroying property pledged as collateral for loans). Our entry into various markets in Florida and the Mobile, Alabama and Charleston, South Carolina markets increased our exposure to potential losses associated with hurricanes and similar natural disasters that are more common in coastal areas than in our other markets.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2023, we held $955,000 in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to perform adequately in both a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2023, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. As can be seen from events in 2023 regarding the operations and failures of other banks in the U.S., an inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 75% of the Bank’s liabilities as of December 31, 2023 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 72% of the assets of the Bank were loans, which cannot be called or sold in the same time frame. Our continued access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2023, the fair value of our investment securities portfolio was approximately $1.89 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether a security is impaired usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling and if the U.S. government defaults on its payment obligations or experiences delays in making payments when due, such payment default or delay by the U.S. government, as well as continued uncertainty surrounding the U.S. debt ceiling or the U.S. Government’s ability to pay its debts, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of such disputes over the debt ceiling.

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

As a bank holding company, we are subject to federal regulation under the BHC Act, as amended, and the examination and reporting requirements of various federal and state agencies, including the FDIC, CFPB, and the Alabama Banking Department. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations, particularly as a result of regulations adopted under the Dodd-Frank Act resulting from our growth in total assets to over $10.0 billion. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

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

The Federal Reserve, the FDIC, CFPB, and the Alabama Banking Department periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, compliance with various regulations or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

As an FDIC-insured institution, the Bank is assessed a quarterly deposit insurance premium.  The amount of the premium is affected by a number of factors, including the risk the bank poses to the Deposit Insurance Fund and the adequacy of the fund to cover the risk posed by all insured institutions.  If either the Bank or insured institutions as a whole present a greater risk to the Deposit Insurance Fund in the future than they do today, if the Deposit Insurance Fund becomes depleted in any material respect, or if other circumstances arise that lead the FDIC to determine that the Deposit Insurance Fund should be strengthened, the Bank could be required to pay significantly higher deposit insurance premiums and/or additional special assessments (such as the one imposed by the FDIC in 2023) to the FDIC.  Those premiums and/or assessments could have a material adverse effect on the Bank’s earnings, thereby reducing the availability of funds to pay dividends to us.

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

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition and branching plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In 2014, we began paying quarterly cash dividends. Future declarations of quarterly dividends will be subject to the approval of our board of directors, subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2023, our bank could pay approximately $573.9 million of dividends to us without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. Limitations on our ability to receive dividends from our bank subsidiary could have a material adverse effect on our liquidity and ability to pay dividends on our common stock or interest and principal on our debt.

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

Certain provisions of our certificate of incorporation, as amended (or our “charter”), and bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization, even if those events were perceived by many of our stockholders as beneficial to their interests. In many cases, stockholders receive a premium for their shares when one company purchases another. For example, Alabama and Delaware law make it difficult for anyone to purchase the bank or us without approval of our board of directors. Thus, your ability to realize the potential benefits of any sale by us may be limited, even if such sale would represent a greater value for stockholders than our continued independent operation.

These provisions, and the corporate and banking laws and regulations applicable to us:

●	provide that special meetings of stockholders may be called at any time by the Chairman of our board of directors, by the President or by order of the board of directors;
●

enable our board of directors to issue preferred stock up to the authorized amount, with such preferences, limitations and relative rights, including voting rights, as may be determined from time to time by the board of directors;;

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

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments, supply chain issues and labor constraints, high rates of inflation and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. Many of the other risk factors discussed herein identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by high interest rates, which may impact our ability to generate attractive earnings through our investment portfolio. While certain factors point to improving economic conditions, including moderating inflation, uncertainty remains regarding the path of economic recovery and the mitigating impacts of government interventions. Any increase in interest rates could further increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and, as discussed below, periodically to the Information Technology Steering Committee and our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of internal and external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, Federal Financial Institution Examination Council Cybersecurity Assessment Tool, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer and our Chief Information and Operations Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The Information Security Program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions and maturing our Information Security Program.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of tools and processes to identify, protect against, detect, respond, recover from, and govern cybersecurity risks and threats.  We have tools configured to block, prevent, detect, and monitor for suspicious activity providing real time monitoring and alerts for anomalous and nefarious activity, as well as advanced persistent threats.  We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We actively monitor our email traffic for malicious phishing email campaigns, provide ongoing training for employees to help them detect possible malicious emails and monitor remote connections. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our Information Security Program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Information Technology Steering Committee. The Incident Response Plan is coordinated through the Information Security Officer. Key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company.

Governance

Our Information Security Officer is accountable for overseeing and directing our Information Security Program. The responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Information Security Officer has over ten years of information security experience and four cybersecurity related certifications.

Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact, and the Risk Management Committee, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. These committees generally meet monthly and quarterly, respectively, to provide oversight of our risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Information Technology Steering Committee on a monthly basis (or more frequently as may be required by the Incident Response Plan).

The Information Technology Steering Committee is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer and our Chief Information and Operations Officer provide regular reports to the Information Technology Steering Committee and our board of directors regarding the Information Security Program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Information Technology Steering Committee and our board of directors review and approve our information security and technology budgets and strategies annually. Additionally, the Risk Management Committee reviews our cyber security risk profile on a quarterly basis. The Information Technology Steering Committee and Risk Management Committee each provide a report of their activities to the full board of directors at each board meeting.

ITEM 2. PROPERTIES.

As of December 31, 2023, we operated through 30 banking offices and 2 loan production offices. Our Woodcrest Place office also includes our corporate headquarters. Due to our focus on service-oriented banking with limited branch locations, each of these locations serves as a hub in our banking markets. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices.

State, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
2500 Woodcrest Place	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A	Huntsville	35806	Leased	8/21/2006
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive	Montgomery	36117	Leased	9/26/2007
4801 West Main Street	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
2 North Royal Street	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
561 Fairhope Ave. Suite 101	Fairhope	36532	Leased	9/29/2017

Total Offices in Alabama		12 Offices

Florida:
219 East Garden Street Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
316 Racetrack RD NE	Ft. Walton Bch.	32547	Owned	8/3/2020
1022 W 23rd Street, Suite 600	Panama City	32405	Leased	10/10/2022
1701 Hermitage Boulevard Suite 104	Tallahassee	32308	Leased	9/27/2022
4221 West Boy Scout Blvd.	Tampa	33607	Leased	1/4/2016
485 North Keller Road	Orlando	32751	Leased	7/1/2021
247 Tamiami Trail South Suite 100	Venice	34285	Leased	1/3/2021
1718 Main Street, Suite 100 (1)	Sarasota	34236	Leased	7/1/2022
3375 Capital Circle NE, Bldg B 1 (1)	Tallahassee	32308	Leased	3/29/2023

Total Offices in Florida		10 Offices

Georgia:
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
700 Brookstone Centre Parkway, Suite 400	Columbus	31904	Leased	2/1/2023
Total Offices in Georgia		3 Offices

North Carolina:
14891 Ballantyne Village Way Suite 1000	Charlotte	28277	Leased	12/19/2022
1200 Ridgefield Boulevard Suite 254	Asheville	28806	Leased	9/19/2022
9624 Bailey Road, Suite I	Cornelius	28031	Leased	7/1/2023

Total Offices in North Carolina		3 Offices

South Carolina:
701 East Bay Street Suite 503	Charleston	29403	Leased	4/20/2015
100 S Main Street Suite I	Summerville	29483	Leased	7/1/2016

Total Offices in South Carolina		2 Offices

Tennessee:
1600 West End Avenue, Suite 200	Nashville	37203	Leased	5/1/2021

Total Offices in Tennessee		1 Office

Virginia:
4505 Columbus Street, Suite 100	Virginia Beach	23462	Leased	9/1/2022

Total Offices in Virginia		1 Office

Total Offices		32 Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “SFBS.” As of February 27, 2024, there were 466 holders of record of our common stock. As of the close of business on February 27, 2024, the price of our common stock was $62.44 per share.

Dividends

On December 19, 2023, our board of directors increased our quarterly cash dividend from $0.28 per share to $0.30 per share. Subject to the board of directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2023 other than those previously reported in our reports filed with the SEC.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2023.

Performance Graph

The following graph shows a comparison of the five-year cumulative total stockholder return for the Company, the KBW Nasdaq Regional Banking Index (KRX), and the Standard and Poor's 600 (S&P 600). The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

ITEM 6. [Reserved].

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K.

Overview

The Company

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate full service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. We also operate loan production offices in Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses, and other overhead expenses.

2023 Highlights

●	Diluted earnings per common share of $3.79 in 2023 decreased $0.82, or 18%, from 2022.
●	Average loans of $11.60 billion for 2023 increased $1.04 billion, or 10%, from a year ago.
●	Average deposits of $12.26 billion for 2023 increased $434.6 million, or 4%, from a year ago.
●	Net interest income of $410.9 million in 2023 decreased $60.0 million, or 13%, from 2022. Net interest margin of 2.81% in 2023 decreased 51 basis points from 3.32% in 2022.
●	Noninterest income of $30.4 million in 2023 decreased $2.9 million, or 9%, from 2022, primarily due to an interest rate cap that matured in May of 2023.
●	Noninterest expense of $178.1 million in 2023 increased $20.2 million, or 13%, from 2022, primarily driven by increases in salaries and FDIC assessments.

Results of Operations

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 25, 2023 (2022 FORM 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2022.

Net Income Available to Common Stockholders

Net income available to common stockholders was $206.8 million for the year ended December 31, 2023, compared to $251.4 million for the year ended December 31, 2022.  As discussed herein, this decrease in net income was primarily attributable to a decrease in net interest income, and an increase in noninterest expense, partially offset by a decrease in provision for credit losses.  Basic and diluted net income per common share were $3.80 and $3.79, respectively, for the year ended December 31, 2023, compared to $4.63 and $4.61, respectively, for the year ended December 31, 2022.  Return on average assets was 1.37% in 2023, compared to 1.71% in 2022, and return on average common stockholders’ equity was 15.13% in 2023, compared to 20.73% in 2022.

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2023 compared to 2022, and for the years ended December 31, 2022 compared to 2021, respectively.

	Year Ended December 31,
	2023	2022	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$813,246	$559,315	45.4%
Interest expense	402,309	88,423	355.0%
Net interest income	410,937	470,892	(12.7)%
Provision for credit losses	18,715	37,607	(50.2)%
Net interest income after
provision for credit losses	392,222	433,285	(9.5)%
Noninterest income	30,417	33,359	(8.8)%
Noninterest expense	178,051	157,816	12.8%
Income before income taxes	244,588	308,828	(20.8)%
Income taxes	37,735	57,324	(34.2)%
Net income	206,853	251,504	(17.8)%
Dividends on preferred stock	62	62	-%
Net income available to
common stockholders	$206,791	$251,442	(17.8)%

	Year Ended December 31,
	2022	2021	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$559,315	$416,305	34.4%
Interest expense	88,423	31,802	178.0%
Net interest income	470,892	384,503	22.5%
Provision for credit losses	37,607	31,517	19.3%
Net interest income after
provision for credit losses	433,285	352,986	22.7%
Noninterest income	33,359	33,452	(0.3)%
Noninterest expense	157,816	133,089	18.6%
Income before income taxes	308,828	253,349	21.9%
Income taxes	57,324	45,615	25.7%
Net income	251,504	207,734	21.1%
Dividends on preferred stock	62	62	-%
Net income available to
common stockholders	$251,442	$207,672	21.1%

Performance Ratios

The following table presents selected ratios of our results of operations for the years ended December 31, 2023, 2022 and 2021.

	For the Years Ended December 31,
	2023	2022	2021
Return on average assets	1.37%	1.71%	1.53%
Return on average stockholders' equity	15.13%	20.73%	19.27%
Dividend payout ratio	30.06%	19.17%	20.98%
Net interest margin (1)	2.81%	3.32%	2.94%
Efficiency ratio (2)	40.67%	31.30%	31.84%
Average stockholders' equity to average total assets	9.07%	7.33%	7.95%

(1) Net interest margin in the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets..

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Net Interest Income

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income is the single largest component of operating revenues. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks.  The major factors that affect net interest income are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities.  Our management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of our primary source of earnings.

Net interest income decreased 12.7% for the year ended December 31, 2023 from the year ended December 31, 2022. The decrease in net interest income was mostly attributable to the increase in both the average balance and rates paid on interest-bearing liabilities. Total average interest-bearing liabilities increased 19.7% year-over-year, while total interest expense increased by 355.0% year-over-year. As demonstrated in the discussion of net interest margin below, average interest rate yields on average earning assets had a lesser impact on our interest income.

Average earning assets increased 3.1% in 2023 from 2022, which was primarily driven by an increase of $1.04 billion in average loans. A majority of our regional markets grew loans during 2023.

Average interest-bearing liabilities increased 19.7% in 2023 from 2022. The increase in interest-bearing deposits was mostly attributable to the organic growth of our deposit base.

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

The following table shows, for the years ended December 31, 2023, 2022 and 2021, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Year Ended December 31,
(In thousands, except Average Yields and Rates)

	2023			2022			2021
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,584,541	$698,177	6.03%	$10,544,193	$498,810	4.73%	$8,698,782	$384,675	4.42%
Tax-exempt (3)	18,271	834	4.56	22,026	1,055	4.79	26,779	1,094	4.09
Total loans, net of unearned income	11,602,812	699,011	6.02	10,566,219	499,865	4.73	8,725,561	385,769	4.42
Mortgage loans held for sale	4,293	259	6.03	1,460	43	2.95	8,242	155	1.88
Debt securities:
Taxable	1,881,074	53,456	2.84	1,712,715	40,767	2.38	980,462	25,413	2.59
Tax-exempt (3)	2,716	79	2.91	6,658	172	2.58	14,983	369	2.46
Total debt securities (4)	1,883,790	53,535	2.84	1,719,373	40,939	2.38	995,445	25,782	2.59
Federal funds sold	53,376	2,844	5.33	58,307	1,556	2.67	17,091	29	0.17
Restricted equity securities	9,359	673	7.19	7,637	353	4.62	220	7	3.18
Interest-bearing balances with banks	1,066,159	57,064	5.35	1,832,215	16,811	0.92	3,351,462	4,840	0.14
Total interest-earning assets	$14,619,789	$813,386	5.56%	$14,185,211	$559,567	3.94%	13,098,021	416,582	3.18%
Non-interest-earning assets:
Cash and due from banks	105,140			162,855			81,539
Net premises and equipment	60,335			60,586			60,798
Allowance for loan losses, accrued interest and other assets	281,946			294,823			314,863
Total assets	$15,067,210			$14,703,475			$13,555,221

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,928,133	43,265	2.24%	1,695,738	6,157	0.36%	1,394,678	2,687	0.19%
Savings	119,049	1,656	1.39	138,917	421	0.30	110,968	197	0.18
Money market	6,347,456	250,674	3.95	4,770,568	43,335	0.91	5,202,374	13,697	0.26
Time deposits (5)	1,010,683	36,144	3.58	807,327	9,483	1.17	805,982	9,988	1.24
Total interest-bearing deposits	9,405,321	331,739	3.53	7,412,550	59,396	0.80	7,514,002	26,569	0.35
Federal funds purchased	1,288,877	66,730	5.18	1,528,866	26,267	1.72	1,160,745	2,473	0.21
Other borrowings	86,102	3,839	4.46	64,716	2,760	4.26	64,696	2,760	4.27
Total interest-bearing liabilities	$10,780,300	$402,308	3.73%	$9,006,132	$88,423	0.98%	8,739,443	31,802	0.36%
Non-interest-bearing liabilities:
Non-interest-bearing checking	2,857,831			4,415,972			3,689,311
Other liabilities	62,369			68,393			48,392
Stockholders' equity	1,418,189			1,232,460			1,059,317
Unrealized gains on securities	(51,479)			(19,482)			18,758
Total liabilities and stockholders' equity	$15,067,210			$14,703,475			$13,555,221

Net interest income		$411,078			$471,144			$384,780
Net interest spread			1.83%			2.96%			2.82%
Net interest margin (6)			2.81%			3.32%			2.94%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $13,752, $19,605 and $35,204 are included in interest income in 2023, 2022 and 2021, respectively. Loan fees include accretion of PPP loan fees of $40, $7,730 and $27,330 in 2023, 2022 and 2021, respectively.

(2)	Amortization of acquired loan premiums of $197, $161 and $71 is included in interest income in 2023, 2022 and 2021, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized (losses) gains of $(70,960), $(30,770) and $25,276 are excluded from the yield calculation in 2023, 2022 and 2021, respectively.
(5)	Accretion on acquired CD premiums of $75 are included in interest expense in 2021.
(6)	Net interest margin is net interest revenue divided by average interest-earning assets.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities.

	For the Year Ended December 31,
	2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2022 Compared to 2021 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$52,785	$146,582	$199,367	$85,891	$28,244	$114,135
Tax-exempt	(173)	(48)	(221)	(211)	172	(39)
Total loans, net of unearned income	52,612	146,534	199,146	85,680	28,416	114,096
Mortgage loans held for sale	140	76	216	(171)	59	(112)
Debt securities:
Taxable	4,268	8,421	12,689	17,582	(2,228)	15,354
Tax-exempt	(113)	20	(93)	(214)	17	(197)
Total debt securities	4,155	8,441	12,596	17,368	(2,211)	15,157
Federal funds sold	(142)	1,430	1,288	215	1,312	1,527
Restricted equity securities	59	261	320	336	10	346
Interest-bearing balances with banks	(9,734)	49,987	40,253	(3,111)	15,082	11,971
Total interest-earning assets	47,090	206,729	253,819	100,317	42,668	142,985

Interest-bearing liabilities:
Interest-bearing demand deposits	957	36,151	37,108	681	2,789	3,470
Savings	(68)	1,303	1,235	59	165	224
Money market	18,633	188,706	207,339	(1,228)	30,866	29,638
Time deposits	2,925	23,736	26,661	17	(522)	(505)
Total interest-bearing deposits	22,447	249,896	272,343	(471)	33,298	32,827
Federal funds purchased	(4,723)	45,186	40,463	1,022	22,772	23,794
Other borrowed funds	949	130	1,079	1	(1)	-
Total interest-bearing liabilities	18,673	295,212	313,885	552	56,069	56,621
Increase (decrease) in net interest income	$28,417	$(88,483)	$(60,066)	$99,765	$(13,401)	$86,364

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

From 2022 to 2023, our volume component was favorable as asset volumes increased primarily as a result of the growth in loan balances as well as an increase in taxable debt securities, while the volume change from our liabilities was primarily driven by growth in money market balances. The rate component was unfavorable as average rates paid on interest-bearing liabilities increased 275 basis points while yields on average earning assets increased 162 basis points.

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. Our net interest spread and net interest margin were 1.83% and 2.81%, respectively, for the year ended December 31, 2023, compared to 2.96% and 3.32%, respectively, for the year ended December 31, 2022. The decrease in net interest spread and net interest margin was primarily attributable to increases in average interest-bearing liabilities, which increased $1.77 billion in 2023.

Our average interest-earning assets for the year ended December 31, 2023 increased $434.6 million, or 3.1%, to $14.62 billion from $14.19 billion for the year ended December 31, 2022. Average loans grew $1.04 billion, or 9.8%, average debt securities grew $164.4 million, or 9.6%, and average federal funds sold and interest-bearing balances with banks decreased $771.0 million, or 40.8%.

Our average interest-bearing liabilities increased $1.77 billion, or 19.7%, to $10.78 billion for the year ended December 31, 2023 from $9.01 billion for the year ended December 31, 2022. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased from 157.5% for the year ended December 31, 2022 to 135.6% for the year ended December 31, 2023, as average noninterest-bearing deposits and stockholders’ equity decreased by a combined $1.4 billion, or 24.9%, from 2022 to 2023.

Our average interest-earning assets produced a taxable equivalent yield of 5.56% for the year ended December 31, 2023, compared to 3.94% for the year ended December 31, 2022. The average rate paid on interest-bearing liabilities was 3.73% for the year ended December 31, 2023, compared to 0.98% for the year ended December 31, 2022.

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

The provision expense for credit losses decreased 50.2% for the year ended December 31, 2023 when compared to the year-ended December 31, 2022. The decrease in provision expense was primarily the result of lower loan growth during 2023 compared to 2022. Nonperforming loans increased to $21.5 million, or 0.18% of total loans, at December 31, 2023 from $17.8 million, or 0.15% of total loans, at December 31, 2022. During 2023, we had net charged-off loans totaling $11.7 million, compared to net charged-off loans of $7.6 million for 2022. 52% of the $7.6 million net charge-off in 2022 was represented by three loans. In 2023, 62% of the $11.7 million net charge-off was represented by four loans. The ratio of net charged-off loans to average loans was 0.10% for 2023 compared to 0.08% for 2022. The ACL at December 31, 2023 totaled $153.3 million, or 1.32% of loans, net of unearned income. The ACL totaled $146.3 million, or 1.25% of loans, net of unearned income, at December 31, 2022.

Noninterest Income

Noninterest income for the years ended December 31, 2023 and 2022 were as follows.

	2023	2022	Change	Percentage change
Service charges on deposit accounts	$8,420	$8,033	$387	4.8%
Mortgage banking	2,755	2,438	317	13.0%
Credit card income	8,631	9,917	(1,286)	(13.0)%
Securities (losses) gains	-	(6,168)	6,168	(100.0)%
Increase in cash surrender value life insurance	7,574	6,478	1,096	16.9%
Other operating income	3,037	12,661	(9,624)	(76.0)%
Total noninterest income	$30,417	$33,359	$(2,942)	(8.8)%

Noninterest income decreased $2.9 million, or 8.8%, to $30.4 million in 2023 from $33.4 million in 2022. The decrease in noninterest income is primarily the result of a decrease in other operating income, due to the maturity of an interest rate cap which was partially offset by the losses on sale of securities in 2022. Service charges on deposit accounts increased $387,000, or 4.8%, to $8.4 million in 2023 compared to $8.0 million 2022. Credit card income decreased $1.3 million, or 13.0%, to $8.6 million in 2023 compared to $9.9 million in 2022. Mortgage banking income increased $317,000, or 13.0%, to $2.8 million in 2023 compared to $2.4 million in 2022. The increase in cash surrender value of bank-owned life insurance contracts increased $1.1 million, or 16.9%, to $7.6 million in 2023 compared to $6.5 million 2022. Other operating income decreased 76.0% in 2023 compared to 2022, driven by a decrease in our interest rate cap. The income recognized from our interest rate cap derivative decreased from $7.0 million for the year ended December 31, 2022, to $32,000 for the year ended December 31, 2023, as a result of the interest rate cap maturing during the second quarter of 2023. Merchant service revenue increased $449,000, or 25.45%, to $2.2 million in 2023 compared to 2022.

Noninterest Expense

Noninterest expense for the years ended December 31, 2023 and 2022 were as follows.

	2023	2022	Change	Percentage change
Salaries and employee benefits	$80,965	$77,952	$3,013	3.9%
Equipment and occupancy expense	14,295	12,319	1,976	16.0%
Third party processing and other services	27,872	27,333	539	2.0%
Professional services	5,916	4,277	1,639	38.3%
FDIC and other regulatory assessments	15,614	4,565	11,049	242.0%
Other real estate owned expense	47	295	(248)	(84.1)%
Other operating expenses	33,342	31,075	2,267	7.3%
Total noninterest expenses	$178,051	$157,816	$20,235	12.8%

Noninterest expenses increased $20.2 million, or 12.8%, to $178.1 million in 2023 compared to $157.8 million in 2022. Increased salaries and employee benefits expenses as well as increases in FDIC assessments were the primary drivers of the increase in noninterest expense. Salary and employee benefits expenses increased $3.0 million, or 3.9%, to $81.0 million in 2023 compared to $78.0 million in 2022. We had 591 full-time equivalent employees in 2023 compared to 571 in 2022. Equipment and occupancy expense increased $2.0 million, or 16.0%, to $14.30 million in 2023 compared to $12.30 million in 2022. Third party processing and other services increased $539,000, or 2.0%, to $27.9 million in 2023 compared to $27.3 million in 2022. Professional services expense increased $1.6 million, or 38.3%, to $5.9 million in 2023 compared to $4.3 million in 2022. FDIC assessments increased $11.0 million, or 242.0%, to $15.6 million in 2023 compared to $4.6 million in 2022. The FDIC implemented a special assessment to recapitalize the Deposit Insurance Fund resulting in an expense of $7.2 million during 2023. Expenses on other real estate owned decreased $248,000, or 84.1%, to $47,000 in 2023 compared to $295,000 in 2022. Other operating expenses increased $2.3 million, or 7.3%, to $33.3 million in 2023 compared to $31.1 million in 2022. Changes in other operating expenses from 2022 to 2023 are detailed in Note 15 - “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $37.7 million for the year ended December 31, 2023 compared to $57.3 million in 2022. Our effective tax rates for 2023 and 2022 were 15.4% and 18.6%, respectively. We recognized $17.7 million in credits related to new investments in Federal New Market Tax Credits during 2023 and $12.6 million during 2022. We also recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during 2023 of $1.5 million, compared to $1.3 million during 2022. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $292.8 million in bank-owned life insurance for certain officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets as of December 31, 2023, were $16.13 billion, an increase of $1.53 billion, or 10.5%, from total assets of $14.60 billion as of December 31, 2022. Average assets for the year ended December 31, 2023 were $15.07 billion, an increase of $363.7 million, or 2.5%, over average assets of $14.70 billion for the year ended December 31, 2022. Growth in loans and debt securities, offset by decreases in interest-bearing balances with banks, and federal funds sold were the primary reasons for the increase in ending and average total assets. Year-end 2023 loans, were $11.66 billion, a decrease of $29.1 million, or 0.2% compared to $1.53 billion, over year-end 2022 total loans of $11.69 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts. We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets as of December 31, 2023 were $15.85 billion, or 98.2% of total assets of $16.13 billion. Earning assets as of December 31, 2022 were $14.37 billion, or 98.4% of total assets of $14.60 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. At December 31, 2023, mortgage-backed securities represented 34.9% of the investment portfolio, corporate debt represented 18.5% of the investment portfolio, state and municipal securities represented 1.0% of the investment portfolio, and U.S. Treasury securities represented 45.7% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We generally do not hold, and did not have at December 31, 2023, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $1.95 billion at December 31, 2023, compared to $1.74 billion at December 31, 2022.

The following table presents the book value and weighted average yield of our securities as of December 31, 2023 by their stated maturities (this maturity schedule excludes security prepayment and call features).

	Maturity of Debt Securities - Weighted Average Yield
	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	More Than Ten Years	Total
At December 31, 2023:	(In Thousands)
Securities Available for Sale:
U.S. Treasury Securities	$326,525	$14,032	$-	$-	$340,556
Government Agency Securities	-	-	-	-	-
Mortgage-backed securities	42	20,366	28,164	192,886	241,458
State and municipal securities	875	6,957	3,568	-	11,400
Corporate debt	23,001	49,027	300,648	3,000	375,676
Total	$350,442	$90,381	$332,380	$195,886	$969,090

Tax-equivalent Yield (1)
U.S. Treasury Securities	5.15%	5.04%	-%	-%	5.15%
Government Agency Securities	-	-	-	-	-
Mortgage-backed securities	3.16	2.35	2.58	1.47	1.68
State and municipal securities	2.03	1.76	2.17	-	1.91
Corporate debt	3.09	7.06	4.36	4.50	4.64
Total weighted average yield (2)	5.01%	5.28%	4.19%	1.52%	4.05%

Securities Held to Maturity:
U.S. Treasury Securities	$259,797	$199,366	$49,823	$-	$508,986
Mortgage-backed securities	-	-	14,600	451,015	465,615
State and municipal securities	250	4,115	3,698	-	8,063
Total	$260,047	$203,481	$68,121	$451,015	$982,664

Tax-equivalent Yield (1)
U.S. Treasury Securities	2.39%	1.31%	1.64%	-%	1.89%
Mortgage-backed securities	-	-	2.65	2.40	2.41
State and municipal securities	3.21	1.93	1.97	-	1.99
Total weighted average yield (2)	2.39%	1.33%	1.87%	2.40%	2.14%

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

As of December 31, 2023, we had $100.6 million in federal funds sold, compared with $1.5 million at December 31, 2022.  At year-end 2023, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

During the first two quarters of 2022, the bank added $100 million per month, net of paydowns and maturities, of U.S. Treasury Securities.

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

We funded approximately 7,400 loans for a total amount of $1.5 billion for clients under the PPP since April 2020. To the extent the PPP loans are forgiven, this represents outside funds to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections have been instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had immediately prior to the beginning of the COVID-19 pandemic, are critical factors in determining the continued business viability of our borrowers. As of December 31, 2023, we have received payment from the SBA on almost all of our loans totaling $1.5 billion.

We had total loans of approximately $11.66 billion at December 31, 2023.  A large majority of our loan customers are located within our market MSAs, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

The following table details our loans at December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in Thousands)
Commercial, financial and agricultural	$2,823,986	$3,145,317	$2,984,053
Real estate - construction	1,519,619	1,532,388	1,103,076
Real estate - mortgage:
Owner-occupied commercial	2,257,163	2,199,280	1,874,103
1-4 family mortgage	1,249,938	1,146,831	826,765
Other mortgage	3,744,346	3,597,750	2,678,084
Total real estate - mortgage	7,251,447	6,943,861	5,378,952
Consumer	63,777	66,402	66,853
Total Loans	11,658,829	11,687,968	9,532,934
Less: Allowance for credit losses	(153,317)	(146,297)	(116,660)
Net Loans	$11,505,512	$11,541,671	$9,416,274

The following table details the percentage composition of our loan portfolio by type at December 31, 2023, 2022 and 2021:

	2023	2022	2021
Commercial, financial and agricultural	24.22%	26.91%	38.93%
Real estate construction	13.03	13.11	7.01
Real estate - mortgage:
Owner-occupied commercial	19.36	18.82	20.00
1-4 family mortgage	10.72	9.81	8.41
Other mortgage	32.12	30.78	24.88
Total real estate - mortgage	62.20	59.41	53.29
Consumer	0.55	0.57	0.77
Total Loans	100.00%	100.00%	100.00%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2023:

	Due in 1	After 1 year	After 5 years	After
	year or less	to 5 years	to 15 years	15 years	Total
	(in Thousands)
Commercial, financial and agricultural	$1,172,918	$1,426,942	$224,127	$-	$2,823,986
Real estate - construction	410,476	970,692	69,790	68,661	1,519,619
Real estate - mortgage:
Owner-occupied commercial	236,225	1,206,076	813,696	1,165	2,257,163
1-4 family mortgage	133,395	317,459	260,414	538,669	1,249,938
Other mortgage	719,888	2,512,079	493,922	18,457	3,744,346
Total real estate - mortgage	1,089,509	4,035,615	1,568,033	558,291	7,251,447
Consumer	46,361	15,966	1,450	-	63,777
Total Loans	$2,719,264	$6,449,215	$1,863,399	$626,952	$11,658,829
Less: Allowance for loan losses					(153,317)
Net Loans					$11,505,512

Amount due after one year at
fixed interest rates:
Commercial, financial and agricultural	$804,510
Real estate - construction	327,738
Real estate - mortgage:
Owner-occupied commercial	1,530,086
1-4 family mortgage	825,055
Other mortgage	1,985,817
Total real estate – mortgage	4,340,958
Consumer	8,651
Total loans	$5,481,857

Amount due after one year at
variable interest rates:
Commercial, financial and agricultural	$846,559
Real estate – construction	781,405
Real estate – mortgage:
Owner-occupied commercial	490,852
1-4 family mortgage	291,487
Other mortgage	1,038,641
Total real estate – mortgage	1,820,980
Consumer	8,765
Total loans	$3,457,709

Asset Quality

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the years ended December 31, 2023, 2022 and 2021.

	As of and for the Years Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Allowance for credit losses to total loans outstanding	1.32%	1.25%	1.22%
Allowance for credit losses	$153,317	$146,297	$116,660
Total loans outstanding	$11,658,829	$11,687,968	$9,532,934

Nonaccrual loans to total loans outstanding	0.17%	0.11%	0.07%
Nonaccrual loans	$19,349	$12,450	$6,762
Total loans outstanding	$11,658,829	$11,687,968	$9,532,934

Allowance for credit losses to nonaccrual loans	792.38%	1,175.08%	1,725.23%
Allowance for credit losses	$153,317	$146,297	$116,660
Nonaccrual loans	$19,349	$12,450	$6,762

Net charge-offs during the period to average loans outstanding:
Commercial, financial and agricultural	0.37%	0.24%	0.07%
Net charge-offs during the period	$10,429	$7,244	$2,318
Average amount outstanding	$2,810,201	$3,042,860	$3,127,227
Real estate - construction
Net charge-offs (recoveries) during the period	$105	$-	$(38)
Average amount outstanding	$1,519,619	$1,378,483	$806,705

Real estate mortgage:
Owner-occupied commercial	0.01%	0.01%	-%
Net charge-offs during the period	$115	$170	$54
Average amount outstanding	$2,257,163	$2,072,880	$1,760,591

1-4 family mortgage	-%	-%	0.02%
Net charge-offs during the period	$54	$51	$132
Average amount outstanding	$1,249,938	$1,044,763	$739,389

Other mortgage:	-%	-%	-%
Net charge-offs during the period	$-	$(12)	$7
Average amount outstanding	$3,744,346	$3,266,545	$2,294,574

Total real estate - mortgage
Net charge-offs during the period	$169	$208	$193
Average amount outstanding	$7,251,447	$6,384,188	$4,794,554

Consumer	1.55%	0.01%	0.50%
Net charge-offs during the period	$990	$151	$326
Average amount outstanding	$63,777	$1,044,763	$64,736

Total loans	0.10%	0.08%	0.03%
Net charge-offs during the period	$11,695	$7,971	$2,799
Average amount outstanding	$11,602,812	$10,566,219	$8,725,561

As described below under Recently Adopted Accounting Pronouncements, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) Accounting Standard Codification (“ASC”) 326 effective January 1, 2020.  The ACL for December 31, 2023 and 2022 was calculated under the CECL methodology and totaled $153.3 million and $146.3 million, or 1.32% and 1.25% of loans, net of unearned income, respectively. The increase in the ACL as a percent of total loans at December 31, 2023 from December 31, 2022 was largely the result of adjustments to qualitative factors in our construction land development and commercial real estate pools. Net credit charge-offs to average loans were 0.10% for the year ended December 31, 2023, compared to 0.08% and 0.03% for the years ended December 31, 2022 and 2021, respectively. Nonaccrual loans increased to $19.3 million, or 0.17% of total loans, at December 31, 2023 from $12.5 million, or 0.11% of total loans, at December 31, 2022, and were $6.8 million, or 0.07% of total loans, at December 31, 2021. At December 31, 2023, the nonaccrual balance increase was attributable to three owner-occupied loans representing a balance of $3.8 million, and a net increase of $2.9 million in 1-4 family mortgage nonaccruals. At December 31, 2022, the nonaccrual increase was driven by one commercial and industrial (C&I) relationship and oneowner-occupied commercial relationship.

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a similar methodology to the one used to determine the ACL, modified to account for the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $575,000 as of December 31, 2023 and December 31, 2022.

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.

	For the Years Ended December 31,
	2023		2022		2021
		Percentage		Percentage		Percentage
		of loans in		of loans in		of loans in
		each		each		each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$52,121	24.22%	$42,830	26.91%	$41,869	31.30%
Real estate - construction	44,658	13.03	42,889	13.11	26,994	11.57
Real estate - mortgage	55,126	62.20	58,652	59.41	45,829	56.43
Consumer	1,412	0.55	1,926	0.57	1,968	0.70
Total	$153,317	100.00%	$146,297	100.00%	$116,660	100.00%

The Company assesses the adequacy of its ACL at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio. At December 31, 2023, we forecasted a slightly lower national unemployment rate and moderately higher national GDP compared to December 31, 2022. At December 31, 2022, we forecasted a moderately higher national unemployment rate and significantly lower national GDP compared to December 31, 2021.

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

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework, which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system; and other economic conditions and new markets.

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

PPP loans outstanding totaled $56,000 and $2.0 million as of December 31, 2023 and 2022, respectively, and are included within the commercial, financial and agricultural loan category.

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

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2023, 2022 and 2021:

	2023		2022		2021
		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$7,217	35	$7,108	18	$4,343	17
Real estate - construction	111	1	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	7,089	14	3,312	3	1,021	2
1-4 family mortgage	4,426	41	1,524	16	1,398	12
Other mortgage	506	2	506	2	-	-
Total real estate - mortgage	12,021	57	5,342	21	2,419	14
Consumer	-	-	-	-	-	-
Total nonaccrual loans	$19,349	93	$12,450	39	$6,762	31

90+ days past due and accruing:
Commercial, financial and agricultural	$170	8	$195	26	$39	4
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	1,909	9	594	5	611	3
Other mortgage	-	-	4,512	1	4,656	1
Total real estate - mortgage	1,909	9	5,106	6	5,267	4
Consumer	105	16	90	44	29	22
Total 90+ days past due and accruing	$2,184	33	$5,391	76	$5,335	30
Total nonperforming loans	$21,533	126	$17,841	115	$12,097	61
Plus: Other real estate owned and repossessions	995	7	248	2	1,208	5
Total nonperforming assets	$22,528	133	$18,089	117	$13,305	66

Restructured accruing loans:
Commercial, financial and agricultural	$-	-	$2,480	5	$431	2
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Other mortgage	-	-	-	-	-	-
Total real estate - mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total restructured accruing loans	$-	-	$2,480	5	$431	2
Total nonperforming assets and restructured accruing loans	$22,528	133	$20,569	122	$13,736	68

Ratios:
Nonperforming loans to total loans	0.18%		0.15%		0.13%
Nonperforming assets to total loans plus other Nonperforming assets to total loans plus other real estate owned and repossessions	0.19%		0.15%		0.14%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.19%		0.18%		0.14%

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

On December 27, 2020, the CAA was signed into law and extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminates. In keeping with this guidance from regulators, the bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. Should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2023, we carry $2.1 million of accrued interest income on deferrals made to COVID-19 affected borrowers compared to $2.4 million at December 31, 2022. At this time, we are unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but we recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2023, 2022 and 2021:

	For Year Ended December 31,
	2023		2022		2021
	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$2,857,831	-%	$4,415,972	-%	$3,689,311	-%
Interest-bearing demand deposits	1,928,133	2.24%	1,695,738	0.36%	1,394,678	0.19%
Money market accounts	6,347,456	3.95%	4,770,568	0.91%	5,202,374	0.26%
Savings accounts	119,049	1.39%	138,917	0.30%	110,968	0.18%
Time deposits	1,010,683	3.58%	757,327	1.17%	755,982	1.24%
Brokered time deposits	-	-%	50,000	1.68%	50,000	1.68%
Total deposits	$12,263,152		$11,828,522		$11,203,313

At December 31, 2023 and December 31, 2022, we estimate that we had approximately $8.76 billion and $7.66 billion, respectively, in total uninsured deposits. Included in the total uninsured deposits we estimate that we had approximately $607.3 million and $400.9 million, respectively, in uninsured time deposits. These uninsured deposits represent the portion of deposit accounts that exceed FDIC insurance limits. Included in our uninsured deposits as of December 31, 2023 and December 31, 2022, we estimate that we had approximately $2.2 billion and $758 million, respectively, in public funds. While public fund balances that exceed FDIC limits are uninsured deposits, these deposits are collateralized by securities. The uninsured deposit data for 2023 and 2022 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Borrowed Funds

We had $880.0 million in unused and available federal funds lines of credit with regional banks as of December 31, 2023, compared to $963.0 million as of December 31, 2022. These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $1.29 billion, $1.53 billion, and $1.16 billion for 2023, 2022 and 2021, respectively. We paid average interest rates on these funds of 5.18%, 1.72%, and 0.21% for the same three years, respectively. The maximum amount outstanding at a month-end during 2023 and 2022 was $1.47 billion and $1.44 billion, respectively.

Stockholders’ Equity

Stockholders’ equity increased $142.5 million during 2023, to $1.44 billion as of December 31, 2023 from $1.30 billion as of December 31, 2022. The increase in stockholders’ equity resulted primarily from net income of $206.9 million during the year ended December 31, 2023, less dividends paid or declared on our common stock of $62.0 million during the year ended December 31, 2023.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In Thousands)
Commitments to extend credit	$3,410,283	$4,230,485	$3,515,818
Credit card arrangements	381,524	480,983	366,525
Standby letters of credit and financial guarantees	86,065	67,285	61,856
Total	$3,877,872	$4,778,753	$3,944,199

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

Derivatives

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap was not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap had an original term of three years, a notional amount of $300 million and was tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap was carried on the Consolidated Balance Sheets in other assets and the change in fair value was recognized in noninterest income each quarter. The interest rate cap had a fair value of $4.2 million and remaining term of 0.3 years at December 31, 2022, and expired on May 4, 2023.

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments to customers related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2023 and 2022 were not material.

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

Our asset liability and investment committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.”  Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2023, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

Liquidity and Capital Adequacy

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $15.07 billion in 2023, compared to $14.70 billion in 2022, and $13.56 billion in 2021.

	For the Year Ended
	2023	2022	2021
Sources of Funds:
Deposits:
Non-interest-bearing	18.9%	32.1%	27.3%
Interest-bearing	62.2	48.7	55.5
Federal funds purchased	8.5	10.4	8.6
Long term debt and other borrowings	0.6	0.4	0.5
Other liabilities	0.4	0.3	0.3
Equity capital	9.4	8.1	7.8
Total sources	100.0%	100.0%	100.0%

Uses of Funds:
Loans	77.1%	67.0%	64.4%
Securities	12.5	11.2	7.3
Interest-bearing balances with banks	7.1	18.1	24.7
Federal funds sold	0.4	0.2	0.1
Other assets	3.0	3.5	3.4
Total uses	100.0%	100.0%	100.0%

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is critical because the Company and the Bank have different funding needs and sources, and each are subject to regulatory guidelines and requirements. We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines. Our management is not currently aware of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. Liquidity is also available from funding sources consisting primarily of federal funds purchased, FHLB loan advances and available-for-sale securities. The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. As of December 31, 2023, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.51 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta which provided approximately $2.58 billion and $2.17 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.03 billion in available funding for brokered deposits. Additionally, the Bank had available to us approximately $888.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

As a separate entity from the bank, we also have separate liquidity obligations. We are responsible for the payment of dividends to our stockholders and interest and principal on our outstanding indebtedness. As a source of internal liquidity, we have access to the capital markets. We also may continue periodic offerings of debt and equity securities. However, our ultimate source of liquidity consists of dividends from the Bank, which are limited by applicable law and regulations. In 2023 and 2022, the Bank paid dividends of $62.5 million and $57.5 million, respectively. For a detailed discussion on the regulatory limitation on Bank dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1.

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

Capital Adequacy

As of December 31, 2023, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, we must maintain minimum common equity tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below.  Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2023.  In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of 8.00%.

The following table sets forth (i) the capital ratios of the Bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2023.

	Well-Capitalized	Actual at December 31, 2023
CET 1 Capital Ratio	6.50%	11.37%
Tier 1 Capital Ratio	8.00%	11.38%
Total Capital Ratio	10.00%	12.52%
Leverage ratio	5.00%	9.50%

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

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework, which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

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

Adoption of Recent Accounting Pronouncements

New accounting standards are discussed in Note 1, “Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate-sensitive assets and rate-sensitive liabilities. If rates are rising, and the level of rate-sensitive liabilities exceeds the level of rate-sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate-sensitive liabilities exceeds the level of rate-sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace; in other words, short term rates may be rising while longer term rates remain stable. In addition, different types of rate-sensitive assets and rate-sensitive liabilities react differently to changes in rates.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The interest rate risk model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2023, our gap was within such ranges.

The interest rate risk model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2023. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$5,558,992	$1,674,176	$4,003,951	$426,784	$11,663,903
Securities	202,834	592,306	812,661	285,271	1,893,073
Federal funds sold	100,575	-	-	-	100,575
Interest bearing balances with banks	1,907,083	-	-	-	1,907,083
Total interest-earning assets	$7,769,484	$2,266,483	$4,816,612	$712,055	$15,564,634

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$2,396,078	$-	$-	$-	$2,396,078
Money market and savings	7,078,990	-	-	-	7,078,990
Time deposits	296,906	604,146	254,290	-	1,155,342
Federal funds purchased	-	-	30,000	34,735	64,735
Other borrowings	1,256,724	-	-	-	1,256,724
Total interest-bearing liabilities	11,028,698	604,146	284,290	34,735	11,951,869
Interest sensitivity gap	$(3,259,214)	$1,662,336	$4,532,322	$677,320	$3,612,765
Cumulative sensitivity gap	$(3,259,214)	$(1,596,877)	$2,935,445	$3,612,765	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(20.94)%	(10.26)%	18.86%	23.21%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (“EVE”), which is a measure of long-term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In EVE analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. After starting the year 2022 at a rate of 0.15%, the Federal Reserve increased its targeted federal funds rate by 525 basis points and ended the year 2023 at 5.40%. As of December 31, 2023, the model shows decreases in our EVE for all rate shock scenarios.

The chart below identifies the EVE impact of rate shocks of down 400 to up 400 in 100 basis point increments.

Economic Value of Equity Under Rate Shock
At December 31, 2023

	0 bps	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$1,440,405	$1,148,003	$1,270,437	$1,361,183	$1,420,239	$1,428,882	$1,398,633	$1,389,991	$1,377,027
Actual dollar change		$(292,402)	$(169,968)	$(79,222)	$(20,166)	$(11,523)	$(41,772)	$(50,414)	$(63,378)
Percent change		(20.30)%	(11.80)%	(5.50)%	(1.40)%	(0.80)%	(2.90)%	(3.50)%	(4.40)%

The one-year gap ratio of (10.26) indicates that net interest income would decrease in a rising rate environment, and the EVE rate shock shows that the EVE would decrease less in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

The Company’s loan portfolio and the associated allowance for credit losses (“allowance”) were $11.66 billion and $153.3 million as of December 31, 2023, respectively. As further described in Notes 1 and 3 to the consolidated financial statements, the amount of the allowance represents management’s best estimate of current expected credit losses on loans considering the characteristics of the loan portfolio and the economic environment. To calculate the allowance, loans with similar risk characteristics are collectively evaluated in pools and loans that do not share similar risk characteristics are excluded from the collective pools and evaluated on an individual basis. Management evaluates each loan pool utilizing a discounted cash flow, probability of default / loss given default or remaining life method, depending on the nature of the loan pool. Losses are predicted over a period of time determined to be reasonable and supportable, and after such period, losses are reverted to long term historical averages. The estimated credit losses for each loan pool are then adjusted for qualitative factors not inherently considered in the quantitative analyses. Consideration is given to the following factors:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Estimating qualitative factor adjustments requires significant judgment and can either increase or decrease the quantitative model estimation.

We identified the allowance for credit losses, and more specifically the qualitative factor adjustments applied in the allowance, as a critical audit matter. The principal consideration for our determination of the qualitative factor adjustments as a critical audit matter is the subjectivity of the assumptions that management utilized in determining and applying qualitative factors in the allowance model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

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

●

Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model and to evaluate the reasonableness of assumptions and judgments used in the forecast components.

●	Analyzed the total qualitative factor adjustment applied to each loan pool, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan pools and evaluated the appropriateness and level of the total qualitative factor adjustment applied in the overall allowance.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ServisFirst Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ FORVIS, LLP

Tampa, Florida

February 29, 2024

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$123,430	$106,317
Interest-bearing balances due from depository institutions	1,907,083	708,221
Federal funds sold	100,575	1,515
Cash and cash equivalents	2,131,088	816,053
Available-for-sale debt securities, at fair value	900,183	644,815
Held-to-maturity debt securities (fair value of $907,191 and $935,953, respectively)	982,664	1,034,121
Restricted equity securities	10,226	7,734
Mortgage loans held for sale	5,074	1,607
Loans	11,658,829	11,687,968
Less allowance for credit losses	(153,317)	(146,297)
Loans, net	11,505,512	11,541,671
Premises and equipment, net	59,324	59,850
Accrued interest and dividends receivable	59,181	48,422
Deferred tax asset, net	62,918	60,448
Other real estate owned and repossessed assets	995	248
Bank owned life insurance contracts	292,759	287,752
Goodwill	13,615	13,615
Other assets	106,129	79,417
Total assets	$16,129,668	$14,595,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,643,101	$3,321,347
Interest-bearing	10,630,410	8,225,458
Total deposits	13,273,511	11,546,805
Federal funds purchased	1,256,724	1,618,798
Other borrowings	64,735	64,726
Accrued interest and dividends payable	27,545	18,615
Other liabilities	66,748	48,913
Total liabilities	14,689,263	13,297,857
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,461,580 shares issued and outstanding at December 31, 2023; and 54,326,527 shares issued and outstanding at December 31, 2022	54	54
Additional paid-in capital	232,605	229,693
Retained earnings	1,254,841	1,109,902
Accumulated other comprehensive loss	(47,595)	(42,253)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,439,905	1,297,396
Noncontrolling interest	500	500
Total stockholders' equity	1,440,405	1,297,896
Total liabilities and stockholders' equity	$16,129,668	$14,595,753

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Interest and fees on loans	$699,101	$499,691	$385,721
Taxable securities	53,499	40,722	25,413
Nontaxable securities	65	137	302
Federal funds sold	2,844	1,556	29
Other interest and dividends	57,737	17,209	4,840
Total interest income	813,246	559,315	416,305
Interest expense:
Deposits	331,740	59,396	26,569
Borrowed funds	70,569	29,027	5,233
Total interest expense	402,309	88,423	31,802
Net interest income	410,937	470,892	384,503
Provision for credit losses	18,715	37,607	31,517
Net interest income after provision for credit losses	392,222	433,285	352,986
Noninterest income:
Service charges on deposit accounts	8,420	8,033	6,839
Mortgage banking	2,755	2,438	7,340
Credit card income	8,631	9,917	7,347
Securities (losses) gains	-	(6,168)	620
Increase in cash surrender value life insurance	7,574	6,478	6,642
Other operating income	3,037	12,661	4,664
Total noninterest income	30,417	33,359	33,452
Noninterest expenses:
Salaries and employee benefits	80,965	77,952	67,728
Equipment and occupancy expense	14,295	12,319	11,404
Third party processing and other services	27,872	27,333	16,362
Professional services	5,916	4,277	3,891
FDIC and other regulatory assessments	15,614	4,565	5,679
Other real estate owned expense	47	295	868
Other operating expenses	33,342	31,075	27,157
Total noninterest expenses	178,051	157,816	133,089
Income before income taxes	244,588	308,828	253,349
Provision for income taxes	37,735	57,324	45,615
Net income	206,853	251,504	207,734
Dividends on preferred stock	62	62	62
Net income available to common stockholders	$206,791	$251,442	$207,672
Basic earnings per common share	$3.80	$4.63	$3.83
Diluted earnings per common share	$3.79	$4.61	$3.82

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2023	2022	2021
Net income	$206,853	$251,504	$207,734
Other comprehensive loss, net of tax:
Unrealized net holding losses arising during period from securities available for sale, net of tax of $(1,593), $(19,336), and $(2,705) for 2023, 2022, and 2021, respectively	(4,754)	(59,768)	(10,181)
Amortization of net unrealized (losses) on securities transferred from available-for-sale to held-to-maturity, net of tax of $(197), $(375), and $(319) for 2023, 2022, and 2021 respectively	(588)	(1,414)	(1,196)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity net of tax of $1,480 for 2021	-	-	5,705
Reclassification adjustment for net losses (gains) on call and sale of securities, net of tax of $1,295 and $(130), for 2022 and 2021, respectively	-	4,873	(490)
Other comprehensive loss, net of tax	(5,342)	(56,309)	(6,162)
Comprehensive income	$201,511	$195,195	$201,572

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
Year Ended December 31,

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' Equity
Balance, January 1, 2021	53,943,751	$-	$54	$223,856	$748,224	$20,218	$500	$992,852
Common dividends paid, $0.60 per share		-	-	-	(32,520)	-	-	(32,520)
Common dividends declared, $0.23 per share		-	-	-	(12,472)	-	-	(12,472)
Preferred dividends paid		-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	104	-	-	104
Issue restricted shares pursuant to stock incentives, net of forfeitures	57,570	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	225,739	-	-	3,534	-	-	-	3,534
52,461 shares of common stock withheld in net settlement upon exercise of stock options				(2,848)	-	-	-	(2,848)
Stock-based compensation expense		-	-	1,855	-	-	-	1,855
Other comprehensive loss, net of tax		-	-	-	-	(6,162)	-	(6,162)
Net income		-	-	-	207,734	-	-	207,734
Balance, December 31, 2021	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.69 per share		-	-	-	(37,470)	-	-	(37,470)
Common dividends declared, $0.28 per share		-	-	-	(15,211)	-	-	(15,211)
Preferred dividends paid		-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	133	-	-	133
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,765	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	56,702	-	-	1,232	-	-	-	1,232
13,798 shares of common stock withheld in net settlement upon exercise of stock options				(1,143)	-	-	-	(1,143)
Stock-based compensation expense		-	-	3,207	-	-	-	3,207
Other comprehensive loss, net of tax		-	-	-	-	(56,309)	-	(56,309)
Net income		-	-	-	251,504	-	-	251,504
Balance, December 31, 2022	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.84 per share		-	-	-	(45,711)	-	-	(45,711)
Common dividends declared, $0.30 per share		-	-	-	(16,338)	-	-	(16,338)
Preferred dividends paid		-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	197	-	-	197
Issue restricted shares pursuant to stock incentives, net of forfeitures	51,881	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	83,172	-	-	1,287	-	-	-	1,287
29,028 shares of common stock withheld in net settlement upon exercise of stock options				(1,975)	-	-	-	(1,975)
Stock-based compensation expense		-	-	3,600	-	-	-	3,600
Other comprehensive loss, net of tax		-	-	-	-	(5,342)	-	(5,342)
Net income		-	-	-	206,853	-	-	206,853
Balance, December 31, 2023	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$206,853	$251,504	$207,734
Adjustments to reconcile net income to net cash provided by operations
Deferred tax benefit	(1,005)	(2,615)	(5,061)
Provision for credit losses	18,715	37,607	31,517
Depreciation	4,436	4,100	4,118
Accretion on acquired loans	197	157	43
Amortization of core deposit intangible	-	23	270
Amortization of investments in tax credit partnerships	14,353	11,716	6,840
Net amortization of debt securities available-for-sale	49	2,581	14,665
Increase in accrued interest and dividends receivable	(10,759)	(13,591)	2,010
Stock-based compensation expense	3,600	3,207	1,855
Increase in accrued interest and dividends payable	8,930	4,996	1,298
Proceeds from sale of mortgage loans held for sale	127,702	50,922	234,086
Originations of mortgage loans held for sale	(128,414)	(48,977)	(213,435)
Gain on sale of mortgage loans held for sale	(2,755)	(2,438)	(7,340)
Loss (gain) on sale of securities available for sale	-	6,168	(620)
Net loss (gain) on sale of other real estate owned and repossessed assets	28	(501)	288
Write down of other real estate owned and repossessed assets	-	225	845
Operating losses of tax credit partnerships	-	-	4
Increase in cash surrender value of life insurance contracts	(7,574)	(6,831)	(6,642)
Net change in other assets, liabilities, and other operating activities	(37,060)	(25,626)	(6,144)
Net cash provided by operating activities	197,296	272,627	266,331
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(1,001,811)	(76,360)	(416,903)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	746,398	115,750	177,166
Proceeds from sale of debt securities available-for-sale	-	75,036	5,000
Purchases of debt securities held-to-maturity	(48,723)	(648,266)	(290,769)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	100,180	75,311	94,797
Purchases of restricted equity securities	(46,482)	(423)	(7,311)
Proceeds from sale of restricted equity securities	43,990	-	-
Investment in tax credit partnerships and SBIC	(9,303)	(20,277)	(43,912)
Return of capital from tax credit partnerships and SBIC	191	434	-
Decrease (increase) in loans	16,314	(2,164,114)	(1,072,363)
Purchases of premises and equipment	(3,910)	(3,650)	(9,449)
Purchase of bank owned life insurance contracts	-	-	(45)
Proceeds from death benefit of bank owned life insurance contracts	2,566	2,153	-
Proceeds from sale of other real estate owned and repossessed assets	158	2,282	2,695
Expenditures for other real estate owned	-	(93)	-
Net cash used in investing activities	(200,432)	(2,642,217)	(1,561,094)
FINANCING ACTIVITIES
Net (decrease) increase in non-interest-bearing deposits	(678,246)	(1,478,420)	2,010,995
Net increase in interest-bearing deposits	2,404,952	572,389	466,117
Net (decrease) increase in federal funds purchased	(362,074)	(92,979)	860,232
FHLB advances	300,000	-	-
Repayment of FHLB advances	(300,000)	-	-
Proceeds from exercise of stock options	1,287	1,232	3,534
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,975)	(1,143)	(2,848)
Dividends paid on common stock	(45,711)	(37,470)	(32,520)
Dividends paid on preferred stock	(62)	(62)	(62)
Net cash provided by (used in) financing activities	1,318,171	(1,036,453)	3,305,448
Net increase (decrease) in cash and cash equivalents	1,315,035	(3,406,043)	2,010,685
Cash and cash equivalents at beginning of period	816,053	4,222,096	2,211,411
Cash and cash equivalents at end of period	$2,131,088	$816,053	$4,222,096
SUPPLEMENTAL DISCLOSURE
Cash paid/(received) for:
Interest	$393,379	$83,427	$30,504
Income taxes	53,991	68,665	56,651
Income tax refund	-	(142)	(3)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$933	$1,046	$2,318
Internally financed sale of other real estate owned	-	-	3,779
Debt securities available for sale transferred to held to maturity	-	-	261,026
Dividends on nonvested restricted stock reclassified as compensation expense	197	133	104
Dividends declared	16,338	15,211	12,472

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into the Huntsville, Montgomery, Dothan and Mobile, Alabama; Pensacola, Sarasota, Tallahassee, and Tampa Bay, Florida; Atlanta, Georgia; Charleston, South Carolina; Charlotte and Asheville, North Carolina; Nashville, Tennessee; and Virginia Beach, Virginia markets. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF TN Realty Holdings, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 11.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

Basis of Presentation and Accounting Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses, valuation of deferred tax assets and the fair value of financial instruments are particularly subject to change. All numbers are in thousands except share and per share data.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2023 and 2022.

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

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 120 days past due, unless the loan is both well-collateralized and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status are reversed against current interest income. Interest collections on nonaccrual loans are generally applied as principal reductions. The Company determines past due or delinquency status of a loan based on contractual payment terms.

Loan modifications are concessions granted to borrowers in the normal course of business, which would not otherwise be considered, where the borrowers are experiencing financial difficulty. The concessions granted most frequently involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.

ACL – Debt Securities Held to Maturity

Management uses a systematic methodology to determine its ACL for held-to-maturity debt securities. The ACL is a contra-asset valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether an ACL would need to be recorded. As of December 31, 2023 and 2022, the Company had $982.7 million and $1.03 billion, respectively, of held-to-maturity securities and no related ACL recorded for either year.

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

The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications. Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

Goodwill

The Company has recorded $13.6 million of goodwill at December 31, 2023 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the carrying value of a reporting unit exceeds its fair value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

Derivatives and Hedging Activities

As part of its overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. GAAP requires all derivative instruments to be carried at fair value on the Consolidated Balance Sheets. This accounting standard provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under this accounting standard.

The Company designates the derivative on the date the derivative contract is entered into as a hedge of (1) the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair-value” hedge) or (2) the variability of cash flows to be received generally in a forecasted transaction related to a recognized asset or liability (a “cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as a fair-value hedge, and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The changes in a derivative’s fair value that are included in the assessment of hedge effectiveness for a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, as necessary, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is re-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loan originations. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s rate lock commitments to customers as of December 31, 2023 and 2022 were not material and have not been recorded.

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

While the majority of the Company’s revenue-generating transactions are excluded from the scope of ASC 606, including revenue generated from financial instruments, such as securities and loans, the relevant revenue-generating transactions are classified within non-interest income and are described as follows:

•

Deposit account service charges – represent service fees for monthly activity and maintenance on customer accounts. Attributes can be transaction-based, item-based or time-based. Revenue is recognized when our performance obligation is completed, which is generally monthly for maintenance services or when a transaction is processed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•

Credit card rewards program membership fees – represent memberships in our credit card rewards program and are paid annually by our cardholders at the time they open an account and on each anniversary. Revenue is recognized ratably over the membership period.

Other non-interest income primarily includes income on BOLI contracts, letter of credit fees and gains on sale of loans held for sale.

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

The Company follows the provisions of ASC 740-10, Income Taxes. ASC 740-10 establishes a single model to address accounting for uncertain tax positions and prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There is a two-step process in the evaluation of a tax position. The first step is recognition. A Company determines whether it is more likely than not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

At December 31, 2023, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors. The plan has been accounted for under the provisions of ASC 718-10, Compensation – Stock Compensation with respect to employee stock options, restricted stock and performance-based stock units (“PSUs”). Specifically, awards are accounted for using the fair value-based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to stock options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award. PSUs represent the opportunity to earn shares of the Company’s common stock after a prescribed period and based on the relative market performance of the Company’s stock, subject to the recipient’s continued employment through the end of the performance period. The actual shares earned under the PSUs generally range between zero and 150% of the target level award, depending on the total stockholder return (TSR) of the Company over the performance period ranked relative to the TSR of a defined peer group of companies. A Monte Carlo simulation is used to estimate the fair value of the PSUs as of the valuation date. Compensation expense for PSUs is recognized regardless of the extent to which the market condition is satisfied.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $768,000, $447,000 and $499,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

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

In  August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU amends and adds various SEC paragraphs to the codification pursuant to the issuance of SEC Final Rule Releases No. 33-10786 and No. 33-10835 issued to improve disclosure rules. The ASU was effective upon issuance. The adoption of this disclosure guidance did not have a material impact on the Company's consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure. For public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements other than providing the new required disclosures.

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

In March 2023, the Financial Accounting Standards Board issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for public entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company is assessing its tax credit investments for whether they qualify for proportional amortization treatment and plans to adopt the amendments soon after. The Company does not currently believe the amendments will have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This amendment is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption. The Company does not currently expect adoption of the amendment to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. The amendments in this standard will be effective for the Company on January 1, 2025. The Company is currently evaluating the impact the amendments will have the consolidated financial statements and related disclosures.

NOTE 2.         DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2023 and 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In Thousands)
December 31, 2023
Debt Securities Available-for-Sale
U.S. Treasury Securities	$340,556	$251	$-	$340,807
Mortgage-backed securities	241,458	6	(25,979)	215,485
State and municipal securities	11,400	1	(1,178)	10,223
Corporate debt	375,676	-	(42,009)	333,667
Total	$969,090	$258	$(69,166)	$900,183
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$508,985	$-	$(24,718)	$484,267
Mortgage-backed securities	465,615	3	(50,025)	415,593
State and municipal securities	8,063	-	(732)	7,331
Total	$982,664	$3	$(75,475)	$907,191

December 31, 2022
Debt Securities Available-for-Sale
U.S. Treasury Securities	$3,002	$-	$(33)	$2,969
Government Agency Securities	9	-	-	9
Mortgage-backed securities	282,480	5	(32,782)	249,703
State and municipal securities	15,205	1	(1,597)	13,609
Corporate debt	406,680	-	(28,155)	378,525
Total	$707,376	$6	$(62,567)	$644,815
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$507,151	$-	$(36,197)	$470,954
Mortgage-backed securities	518,929	7	(60,960)	457,976
State and municipal securities	8,041	-	(1,018)	7,023
Total	$1,034,121	$7	$(98,175)	$935,953

All mortgage-backed debt securities are issued by government sponsored enterprises such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2023 and 2022 was $1.49 billion and $789.3 million, respectively.

Restricted equity securities is comprised entirely of a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement.

At December 31, 2023 and 2022, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2023 and 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023		December 31, 2022
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$350,400	$350,396	$24,712	$24,432
Due from one to five years	70,016	67,334	58,554	57,092
Due from five to ten years	304,216	264,892	338,630	311,100
Due after ten years	3,000	2,076	3,000	2,488
Mortgage-backed securities	241,458	215,485	282,480	249,703
	$969,090	$900,183	$707,376	$644,815

Debt securities held-to-maturity
Due within one year	$260,047	$257,835	$250	$250
Due from one to five years	203,481	185,741	386,465	366,095
Due from five to ten years	53,521	48,022	128,477	111,632
Mortgage-backed securities	465,615	415,593	518,929	457,976
	$982,664	$907,191	$1,034,121	$935,953

The following table identifies the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months, as of December 31, 2023 and 2022.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2023
Debt Securities available-for-sale
Mortgage-backed securities	$(6)	$704	$(25,973)	$214,393	$(25,979)	$215,097
State and municipal securities	-	-	(1,178)	9,777	(1,178)	9,777
Corporate debt	(794)	15,141	(41,214)	311,666	(42,009)	326,807
Total	$(801)	$15,845	$(68,365)	$535,836	$(69,166)	$551,681
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(24,718)	$484,267	$(24,718)	$484,267
Mortgage-backed securities	(1)	430	(50,024)	411,585	(50,025)	412,015
State and municipal securities	-	-	(732)	7,081	(732)	7,081
Total	$(1)	$430	$(75,474)	$902,933	$(75,475)	$903,363
December 31, 2022
Debt Securities available-for-sale
U.S. Treasury Securities	$(33)	$2,969	$-	$-	$(33)	$2,969
Government Agency Securities	-	9	-	-	-	9
Mortgage-backed securities	$(3,473)	$60,234	$(29,309)	$189,109	$(32,782)	$249,343
State and municipal securities	(186)	5,283	(1,411)	7,880	(1,597)	13,163
Corporate debt	(18,566)	304,254	(9,589)	63,411	(28,155)	367,666
Total	$(22,258)	$372,749	$(40,309)	$260,400	$(62,567)	$633,149
U.S. Treasury Securities	$(12,662)	$295,383	$(23,537)	$175,570	$(36,197)	$470,953
Mortgage-backed securities	(31,367)	278,746	(29,592)	174,842	(60,960)	453,588
State and municipal securities	(544)	4,443	(474)	2,330	(1,018)	6,773
Total	$(44,573)	$578,572	$(53,603)	$352,742	$(98,175)	$931,314

At December 31, 2023 and 2022, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2023 and 2022, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at December 31, 2023 and 2022. All debt securities in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales and calls of debt securities.

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Sale and call proceeds	$-	$75,036	$6,272
Gross realized gains	$-	$-	$620
Gross realized losses	-	(6,168)	-
Net realized (loss) gain	$-	$(6,168)	$620

NOTE 3.         LOANS

The loan portfolio is classified based on the underlying collateral utilized to secure each loan for financial reporting purposes.  This classification is consistent with the Quarterly Report of Condition and Income filed by ServisFirst Bank with the Federal Deposit Insurance Corporation (“FDIC”).

Commercial, financial and agricultural – Includes loans to business enterprises issued for commercial, industrial, agricultural production and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The composition of loans at December 31, 2023 and 2022 is summarized as follows:

	December 31,
	2023	2022

	(In Thousands)
Commercial, financial and agricultural	$2,823,986	$3,145,317
Real estate - construction	1,519,619	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,257,163	2,199,280
1-4 family mortgage	1,249,938	1,146,831
Other mortgage	3,744,346	3,597,750
Total real estate - mortgage	7,251,447	6,943,861
Consumer	63,777	66,402
Total Loans	11,658,829	11,687,968
Less: Allowance for credit losses	(153,317)	(146,297)
Net Loans	$11,505,512	$11,541,671

Changes in the ACL during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In Thousands)
Balance, beginning of year	$146,297	$116,660	$87,942
Loans charged off	(14,581)	(10,137)	(4,114)
Recoveries	2,886	2,167	1,315
Provision for credit losses	18,715	37,607	31,517
Balance, end of year	$153,317	$146,297	$116,660

GAAP requires a CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial (“C&I”) revolving lines of credit and credit cards.  For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate and gross domestic product (“GDP”) as loss drivers. Consistent forecasts of the loss drivers are used across the loan segments. At December 31, 2023 and 2022, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At December 31, 2023, the Company expects the national unemployment rate to fall during the forecast period with a rising national GDP growth rate, with both economic indicators showing improvement when compared to the forecast at December 31, 2022.

The Company uses a loss-rate method to estimate expected credit losses for its C&I revolving lines of credit and a remaining life methodology on credit card pools. The C&I revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach. This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD. These two inputs are then applied to the outstanding pool balance. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool. A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool. Management has applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature. An expected loss ratio is applied based on internal and peer historical losses.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system, risks within new markets, and other economic conditions.

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

Changes in the allowance for credit losses, segregated by loan type, during the years ended December 31, 2023 and 2022, respectively, are as follows:

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Twelve Months Ended December 31, 2023
Allowance for credit losses:
Balance at December 31, 2022	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(13,229)	(108)	(171)	(1,073)	(14,581)
Recoveries	2,796	3	2	85	2,886
Provision	19,720	1,874	(3,355)	476	18,715
Balance at December 31, 2023	$52,117	$44,658	$55,128	$1,414	$153,317

	Twelve Months Ended December 31, 2022
Allowance for credit losses:
Balance at December 31, 2021	$41,869	$26,994	$45,829	$1,968	$116,660
Charge-offs	(9,256)	-	(221)	(660)	(10,137)
Recoveries	2,012	-	-	155	2,167
Provision	8,205	15,895	13,044	463	37,607
Balance at December 31, 2022	$42,830	$42,889	$58,652	$1,926	$146,297

	Twelve Months Ended December 31, 2021
Allowance for credit losses:
Balance at December 31, 2020	$36,370	$16,057	$33,722	$1,793	$87,942
Charge-offs	(3,453)	(14)	(279)	(368)	(4,114)
Recoveries	1,135	52	85	43	1,315
Provision	7,817	10,899	12,301	500	31,517
Balance at December 31, 2021	$41,869	$26,994	$45,829	$1,968	$116,660

We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $575,000 at both December 31, 2023 and 2022.  The provision expense for unfunded commitments was zero for the year ended December 31, 2023 and was reduced by $725,000 for the year ended December 31, 2022 compared to December 31, 2021.

The credit quality of the loan portfolio is determined no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

●

Pass – loans that are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

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

The tables below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2023 and 2022:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial, and agricultural
Pass	$341,335	$455,281	$354,034	$162,543	$100,032	$151,527	$1,161,324	$491	$2,726,567
Special Mention	4,275	1,982	5,105	5,765	1,320	3,549	21,769	7	43,772
Substandard - accruing	1,410	-	2,830	368	9,501	27,962	4,360	-	46,431
Substandard -Non-accrual	-	2	767	206	-	3,336	2,905	-	7,216
Total Commercial, financial and agricultural	$347,020	$457,265	$362,736	$168,882	$110,853	$186,374	$1,190,358	$498	$2,823,986
Current-period gross writeoffs	$1,213	$4,690	$2,531	$779	$4	$2,014	$1,998	$-	$13,229

Real estate - construction
Pass	$216,745	$874,903	$283,012	$49,668	$4,866	$16,558	$72,156	$-	$1,517,908
Special Mention	589	-	-	-	-	-	-	-	589
Substandard - accruing	-	33	-	-	-	978	-	-	1,011
Substandard -Non-accrual	-	-	-	-	-	-	-	111	111
Total Real estate - construction	$217,334	$874,936	$283,012	$49,668	$4,866	$17,536	$72,156	$111	$1,519,619
Current-period gross write-offs	$-	$-	$19	$-	$-	$-	$-	$89	$108

Owner-occupied commercial
Pass	$148,915	$478,364	$517,667	$300,978	$181,864	$512,752	$64,170	$844	$2,205,554
Special Mention	5,369	1,411	7,705	8,317	8,530	7,539	-	-	38,871
Substandard - accruing	1,358	-	-	-	-	4,292	-	-	5,650
Substandard -Non-accrual	-	-	-	-	2,329	4,759	-	-	7,088
Total Owner-occupied commercial	$155,642	$479,775	$525,372	$309,295	$190,394	$524,583	$64,170	$844	$2,257,163
Current-period gross write-offs	$-	$-	$-	$-	$117	$-	$-	$-	$117

1-4 family mortgage
Pass	$166,927	$376,964	$228,183	$75,104	$40,697	$61,046	$286,066	$-	$1,234,987
Special Mention	574	721	2,504	1,009	3,865	439	727	-	9,839
Substandard - accruing	-	-	-	-	-	425	261	-	686
Substandard -Non-accrual	155	380	741	572	877	901	800	-	4,426
Total 1-4 family mortgage	$167,656	$378,065	$231,428	$76,685	$45,439	$62,811	$287,854	$-	$1,249,938
Current-period gross write-offs	$-	$40	$-	$-	$-	$14	$-	$-	$54

Other mortgage
Pass	$162,418	$1,119,609	$1,106,055	$448,781	$249,059	$540,325	$100,516	$247	$3,727,010
Special Mention	-	-	-	-	-	-	850	-	850
Substandard - accruing	-	4,975	-	-	-	11,005	-	-	15,980
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$162,418	$1,124,584	$1,106,055	$448,781	$249,189	$551,706	$101,366	$247	$3,744,346
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Consumer	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Current-period gross write-offs	$-	$-	$-	$-	$4	$49	$1,020	$-	$1,073

Total Loans
Pass	$1,058,567	$3,309,011	$2,493,493	$1,038,868	$577,813	$1,284,895	$1,711,574	$1,582	$11,475,803
Special Mention	10,807	4,114	15,314	15,091	13,715	11,527	23,346	7	93,921
Substandard - accruing	2,768	5,009	2,830	368	9,501	44,662	4,621	-	69,758
Substandard -Non-accrual	155	382	1,508	778	3,336	9,372	3,705	111	19,347
Total Loans	$1,072,297	$3,318,515	$2,513,145	$1,055,105	$604,365	$1,350,456	$1,743,246	$1,700	$11,658,829
Current-period gross write-offs	$1,213	$4,730	$2,550	$779	$125	$2,077	$3,018	$89	$14,581

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$691,817	$502,648	$223,096	$144,587	$78,477	$134,893	$1,267,333	$3,042,851
Special Mention	6,906	3,737	1,101	1,748	570	898	29,516	44,476
Substandard	200	-	379	9,501	16,329	16,595	14,986	57,990
Doubtful	-	-	-	-	-	-	-	-
Total Commercial, financial	-	-	-	-	-	-	-	-
and agricultural	$698,923	$506,385	$224,576	$155,836	$95,376	$152,386	$1,311,835	$3,145,317

Real estate - construction
Pass	$618,578	$638,126	$156,834	$15,197	$12,063	$14,847	$72,172	$1,527,817
Special Mention	2,500	-	-	-	-	873	-	3,373
Substandard	-	-	-	-	1,198	-	-	1,198
Doubtful	-	-	-	-	-	-	-	-
Total Real estate - construction	$621,078	$638,126	$156,834	$15,197	$13,261	$15,720	$72,172	$1,532,388

Owner-occupied commercial
Pass	$424,321	$496,298	$352,375	$199,987	$157,204	$477,926	$64,152	$2,172,263
Special Mention	2,362	-	-	2,723	4,682	6,917	1,687	18,371
Substandard	-	-	-	73	-	8,573	-	8,646
Doubtful	-	-	-	-	-	-	-	-
Total Owner-occupied commercial	$426,683	$496,298	$352,375	$202,783	$161,886	$493,416	$65,839	$2,199,280

1-4 family mortgage
Pass	$388,778	$273,515	$93,272	$52,209	$28,999	$57,512	$243,302	$1,137,587
Special Mention	315	445	816	375	294	881	2,854	5,980
Substandard	-	279	404	648	346	1,224	363	3,264
Doubtful	-	-	-	-	-	-	-	-
Total 1-4 family mortgage	$389,093	$274,239	$94,492	$53,232	$29,639	$59,617	$246,519	$1,146,831

Other mortgage
Pass	$1,027,747	$976,208	$517,392	$380,104	$130,228	$470,699	$75,669	$3,578,047
Special Mention	231	-	-	-	-	7,161	-	7,392
Substandard	-	-	-	130	4,569	7,612	-	12,311
Doubtful	-	-	-	-	-	-	-	-
Total Other mortgage	$1,027,978	$976,208	$517,392	$380,234	$134,797	$485,472	$75,669	$3,597,750

Consumer
Pass	$21,132	$5,845	$4,203	$1,759	$440	$2,988	$30,021	$66,388
Special Mention	-	-	-	-	-	14	-	14
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$21,132	$5,845	$4,203	$1,759	$440	$3,002	$30,021	$66,402

Total Loans
Pass	$3,172,373	$2,892,640	$1,347,172	$793,843	$407,411	$1,158,865	$1,752,649	$11,524,953
Special Mention	12,314	4,182	1,917	4,846	5,546	16,744	34,057	79,606
Substandard	200	279	783	10,352	22,442	34,004	15,349	83,409
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$3,184,887	$2,897,101	$1,349,872	$809,041	$435,399	$1,209,613	$1,802,055	$11,687,968

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2023 and 2022 are as follows:

December 31, 2023	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,816,599	$7,387	$2,823,986
Real estate - construction	1,519,508	111	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,250,074	7,089	2,257,163
1-4 family mortgage	1,243,603	6,335	1,249,938
Other mortgage	3,743,840	506	3,744,346
Total real estate - mortgage	7,237,517	13,930	7,251,447
Consumer	63,672	105	63,777
Total	$11,637,296	$21,533	$11,658,829

December 31, 2022	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$3,138,014	$7,303	$3,145,317
Real estate - construction	1,532,388	-	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,195,968	3,312	2,199,280
1-4 family mortgage	1,144,713	2,118	1,146,831
Other mortgage	3,592,732	5,018	3,597,750
Total real estate - mortgage	6,933,413	10,448	6,943,861
Consumer	66,312	90	66,402
Total	$11,670,127	$17,841	$11,687,968

Loans by past due status as of December 31, 2023 and 2022 are as follows:

December 31, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$3,418	$3,718	$170	$7,306	$7,217	$2,809,463	$2,823,986	$5,028
Real estate - construction	-	34	-	34	111	1,519,474	1,519,619	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	7,089	2,250,074	2,257,163	7,089
1-4 family mortgage	540	4,920	1,909	7,369	4,426	1,238,143	1,249,938	1,224
Other mortgage	676	10,703	-	11,379	506	3,732,461	3,744,346	506
Total real estate - mortgage	1,216	15,623	1,909	18,748	12,021	7,220,678	7,251,447	8,819
Consumer	58	31	105	194	-	63,583	63,777	-
Total	$4,692	$19,406	$2,184	$26,282	$19,349	$11,613,198	$11,658,829	$13,847

December 31, 2022	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)
Commercial, financial and agricultural	$1,075	$409	$195	$1,679	$7,108	$3,136,530	3,145,317	$3,238
Real estate - construction	-	711	-	711	-	1,531,677	1,532,388	-
Real estate - mortgage:
Owner-occupied commercial	83	452	-	535	3,312	2,195,433	2,199,280	57
1-4 family mortgage	405	580	594	1,579	1,524	1,143,728	1,146,831	491
Other mortgage	231	-	4,512	4,743	506	3,592,501	3,597,750	-
Total real estate - mortgage	719	1,032	5,106	6,857	5,342	6,931,662	6,943,861	548
Consumer	174	128	90	392	-	66,010	66,402	621
Total	$1,968	$2,280	$5,391	$9,639	$12,450	$11,665,879	11,687,968	$4,407

There was no interest earned on nonaccrual loans for the years ended December 31, 2023 and 2022.

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

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,266	$7,240	$2,126	$24,016	$53,648	$16,189
Real estate - construction	145	-	-	978	1,123	1
Real estate - mortgage:
Owner-occupied commercial	12,038	-	-	698	12,736	475
1-4 family mortgage	15,694	-	-	-	15,694	1,058
Other mortgage	5,862	-	-	-	5,862	603
Total real estate - mortgage	33,594	-	-	698	34,292	2,136
Total	$54,005	$7,240	$2,126	$25,692	$89,063	$18,326

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,061	$12,092	$837	$24,998	$57,988	$9,910
Real estate - construction	-	-	-	1,198	1,198	7
Real estate - mortgage:
Owner-occupied commercial	8,573	-	-	74	8,647	154
1-4 family mortgage	3,260	-	-	-	3,260	316
Other mortgage	12,311	-	-	-	12,311	-
Total real estate - mortgage	24,144	-	-	74	24,218	470
Total	$44,205	$12,092	$837	$26,270	$83,404	$10,387

On March 22, 2020, an Interagency Statement was issued by banking regulators that encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provided that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminated. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act 2021, which extended the period established by Section 4013 of the CARES Act to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national COVID-19 emergency terminated. In accordance with such guidance, the Bank offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

The Bank adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023:

	Year Ended December 31, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$28,363	$-	$28,363	0.24%
Owner-occupied commercial	3,021	-	3,021	0.03%
Other mortgage	10,932	303	11,234	0.10%
Total	$42,315	$303	$42,618	0.37%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023:

	Twelve Months Ended December 31, 2023
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 65	-
Owner-occupied commercial	3 to 60	49
Other mortgage	3 to 36	59

TDRs at December 31, 2022 totaled $2.5 million. The following tables present loans modified in a TDR during the period presented by portfolio segment and the financial impact of those modifications. The table includes modifications made to new TDRs, as well as renewals of existing TDRs.

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

There were no loans that were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the years ended December 31, 2023. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022

	(In Thousands)
Balance, beginning of year	$52,608	$51,180
Advances	67,106	103,513
Repayments	(79,883)	(102,085)
Balance, end of year	$39,831	$52,608

NOTE 4.         FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2023, 2022 and 2021 follows:

	2023	2022	2021
	(In Thousands)
Balance at beginning of year	$248	$1,208	$6,497
Transfers from loans and capitalized expenses	933	1,046	2,318
Foreclosed properties sold	(158)	(2,282)	(6,474)
Write downs and partial liquidations	(28)	276	(1,133)
Balance at end of year	$995	$248	$1,208

NOTE 5.         PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2023	2022
	(In Thousands)
Land	$5,809	$5,809
Building	37,578	38,319
Furniture and equipment	34,976	32,454
Leasehold improvements	16,512	13,773
Construction in progress	1,300	1,933
Total premises and equipment, cost	96,175	92,288
Accumulated depreciation	(36,851)	(32,438)
Total premises and equipment, net	$59,324	$59,850

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2023, 2022 and 2021 were $4.4 million, $4.1million, and $4.1 million, respectively.

NOTE 6.         LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheets.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2023	December 31, 2022
Right-of-use assets	$26,451	$18,816
Lease liabilities	$27,435	$19,614
Weighted average remaining lease term	8.2	6.6
Weighted average discount rate	3.67%	2.81%

Lease costs during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Operating lease cost	$5,202	$4,379
Short-term lease cost	-	68
Variable lease cost	803	610
Sublease income	(21)	(40)
Net lease cost	$5,984	$5,017

The following table reconciles future undiscounted lease payments due under non-cancelable leases to the aggregate lease liability as of December 31, 2023:

(In Thousands)
2024	$5,208
2025	4,930
2026	4,105
2027	3,536
2028	2,683
Thereafter	11,899
Total lease payments	$32,361
Less: imputed interest	(4,926)
Present value of operating lease liabilities	$27,435

NOTE 7.         VARIABLE INTEREST ENTITIES (“VIEs”)

The Company utilizes special purpose entities (“SPEs”) that constitute investments in limited partnerships that undertake certain development projects to achieve federal and state tax credits. These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that has both power over governance and absorbs the majority of the economic risks and rewards of the VIE. To determine whether it must consolidate a VIE, the Company analyzes the design of the VIE to identify the sources of variability within the VIE, including an assessment of the nature of risks created by the assets and other contractual obligations of the VIE, and determines whether it will absorb a majority of that variability and, if so, whether it has power to direct the activities that most significantly impact the economic performance of the entity.

The Company has invested in limited partnerships as a funding investor. The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for New Market Tax Credits under Internal Revenue Code Section 45D, as amended, or Historic Rehabilitation Tax Credits under Code Section 47, as amended, or Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance and therefore the partnerships are not consolidated in our financial statements. The amount of recorded investment in these partnerships as of December 31, 2023 and 2022 was $42.8 million and $46.3 million, respectively. During 2023, the Company invested in two Federal Historic Tax Credit partnerships and six Low-Income Housing Tax Credit partnerships with recorded investment in each totaling $754,000 and $7.8 million, respectively, at December 31, 2023. Additionally, the Company funded an existing investment obligation of $2.4 million for one Federal Historic Tax Credit partnership. There was no recorded investment included in loans of the Company at either December 31, 2023 or 2022. The remaining amounts are included in other assets.

NOTE 8.         DEPOSITS

Deposits at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(In Thousands)
Noninterest-bearing demand	$2,643,101	$3,321,347
Interest-bearing checking	9,367,841	7,224,201
Savings	107,227	138,451
Time deposits, $250,000 and under	313,015	239,772
Time deposits, over $250,000	842,327	573,035
Brokered time deposits	-	50,000
	$13,273,511	$11,546,805

The scheduled maturities of time deposits at December 31, 2023 were as follows:

(In Thousands)
2024	$900,676
2025	183,903
2026	60,336
2027	6,036
2028	4,371
Thereafter	20
Total	$1,155,342

At December 31, 2023 and 2022, overdraft deposits reclassified to loans were $1.1 million and $1.9 million, respectively.

NOTE 9.          FEDERAL FUNDS PURCHASED

At December 31, 2023, the Company had $1.26 billion in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $1.35 billion (excludes the Company’s federal funds purchases reported in the next paragraph) at December 31, 2022.  Rates paid on these funds were between 5.40% and 5.50% as of December 31, 2023 and 4.40% and 4.50% as of December 31, 2022.

At December 31, 2023, the Company had available lines of credit totaling approximately $880.0 million with various financial institutions for borrowing on a short-term basis, compared to $963.0 million at December 31, 2022. The Company had no outstanding borrowings from these lines at December 31, 2023, compared to $265.0 million outstanding borrowings from these lines at December 31, 2022.

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

Debt is reported net of unamortized issuance costs of $15,000 and $24,000 as of December 31, 2023 and 2022, respectively.

NOTE 11.         SF INTERMEDIATE HOLDING COMPANY, INC., SF HOLDING 1, INC., SF TN REALTY HOLDINGS, INC., SF REALTY 1, INC., SF FLA REALTY, INC., SF GA REALTY, INC. AND SF TN REALTY, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation.  In September 2013, the Company formed SF FLA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In May 2014, the Company formed SF GA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In February 2016, the Company formed SF TN Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. Also in February 2016, the Company formed SF Intermediate Holding Company, Inc., an Alabama corporation.  Immediately following the formation of SF Intermediate Holding Company, Inc., ServisFirst Bank assigned all of the outstanding capital stock of SF Holding 1, Inc. to SF Intermediate Holding Company, Inc., such that SF Holding 1, Inc. became a wholly-owned first tier subsidiary of SF Intermediate Holding Company, Inc. In November 2022, SF Intermediate Holding Company, Inc. formed SF TN Realty Holdings, Inc., a Delaware corporation. In December 2022, SF Holding 1, Inc. merged with and into SF TN Realty Holdings, Inc., with SF TN Realty Holdings, Inc, being the surviving entity. Following the merger, SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty are all subsidiaries of SF TN Realty Holdings, Inc.  SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty all hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank and have elected to be treated as real estate investment trusts (“REIT”) for U.S. income tax purposes. SF Intermediate Holding Company, Inc., SF TN Realty Holdings, Inc., SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. are all consolidated into the Company.

NOTE 12.          DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap was not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap had an original term of 3 three years, a notional amount of $300 million and was tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap was carried on the Consolidated Balance Sheets in other assets and the change in fair value is recognized in noninterest income each quarter. The interest rate cap had a fair value of $4.2 million and remaining term of 0.3 years at December 31, 2022, and expired on May 4, 2023.

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for our customer for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments to customers related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2023 and 2022 were not material.

NOTE 13.         EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $3.6 million, $3.2 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2023, there are a total of 3,031,065 shares available to be granted under the Plan.

Stock-based compensation expense for stock-based awards is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes-Merton valuation model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The Black-Scholes-Merton model is based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life of options granted.

There were no grants of stock options during the years ended December 31, 2023, 2022, and 2021.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2023:
Outstanding at beginning of year	280,000	$19.43	3.0	$14,088
Exercised	(112,200)	11.84	0.7	6,148
Forfeited	(2,000)	34.64	5.1	64
Outstanding at end of year	165,800	24.35	2.9	7,211

Exercisable at December 31, 2023:	143,300	$21.84	2.2	$6,419

Year Ended December 31, 2022:
Outstanding at beginning of year	353,250	$19.28	3.8	$23,525
Exercised	(70,500)	17.96	2.2	3,592
Forfeited	(2,750)	37.94	5.4	85
Outstanding at end of year	280,000	19.43	3.0	14,088

Exercisable at December 31, 2022:	220,500	$14.37	2.0	$12,279

Year Ended December 31, 2021:
Outstanding at beginning of year	641,450	$18.15	4.6	$16,985
Exercised	(278,200)	12.58	2.8	20,131
Forfeited	(10,000)	38.38	5.2	466
Outstanding at end of year	353,250	19.28	3.8	23,525

Exercisable at December 31, 2021:	264,000	$12.89	2.8	$19,353

Exercisable options at December 31, 2023 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In Thousands)
$6.00 - 7.00	7,500	6.92	0.1	448
15.00 - 16.00	42,800	15.52	1.1	2,188
17.00 - 18.00	21,500	17.17	1.3	1,063
18.00 - 19.00	6,000	18.49	1.7	289
19.00 - 20.00	24,000	19.16	2.1	1,139
25.00 - 26.00	4,000	25.41	2.7	165
33.00-34.00	2,000	33.48	5.0	66
35.00-36.00	25,000	35.65	4.8	775
38.00 - 39.00	8,000	38.29	3.1	227
41.00 - 42.00	1,000	41.21	4.1	25
43.00 - 44.00	1,500	43.80	4.5	34
	143,300	$21.84	2.2	$6,419

As of December 31, 2023, there was $52,000 of total unrecognized compensation cost related to non-vested stock options.  As of December 31, 2023, non-vested stock options had a weighted average remaining time to vest of 8 months.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2023, there was $5.1 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2023, non-vested restricted stock had a weighted average remaining time to vest of 2.1 years.

The Company periodically grants PSUs that give plan participants the opportunity to earn between 0% and 150% of the number of PSUs granted based on achieving certain performance metrics. The number of stock units earned upon vesting of PSUs is determined by reference to the Company’s total stockholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of PSUs is determined using a Monte Carlo simulation model on the grant date. As of December 31, 2023, there was $744,000 of total unrecognized compensation cost related to non-vested PSUs. As of December 31, 2023, non-vested performance stock had a weighted average remaining time to vest of 1.0 year.

The following table summarizes restricted stock and PSU activity:

	Restricted Stock		PSU
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2023:
Non-vested at beginning of year	141,580	$56.39	23,852	$54.16
Granted	64,880	58.45	8,092	70.29
Vested	(35,163)	49.85	-	-
Forfeited	(12,999)	63.78	-	-
Non-vested at end of year	158,298	58.08	31,944	58.25

Year Ended December 31, 2022:
Non-vested at beginning of year	126,975	$42.74	12,437	$37.05
Granted	53,974	83.24	11,415	72.81
Vested	(28,160)	43.27	-	-
Forfeited	(11,209)	58.82	-	-
Non-vested at end of year	141,580	56.39	23,852	54.16

Year Ended December 31, 2021:
Non-vested at beginning of year	84,307	$34.93	-	$-
Granted	69,295	48.92	12,437	37.05
Vested	(14,274)	29.33	-	-
Forfeited	(12,353)	39.60	-	-
Non-vested at end of year	126,975	42.74	12,437	37.05

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees 21 years of age and older may participate after completion of one year of service. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $2.1 million, $1.8 million, and $1.6 million for 2023, 2022 and 2021, respectively.

NOTE 14.         REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $573.9 million in dividends as of December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notification from the FDIC categorized ServisFirst Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2023.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,473,885	10.91%	$607,690	4.50%	N/A	N/A
ServisFirst Bank	1,535,757	11.37%	607,665	4.50%	$877,738	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,474,385	10.92%	810,253	6.00%	N/A	N/A
ServisFirst Bank	1,536,257	11.38%	810,220	6.00%	1,080,293	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,681,028	12.45%	1,080,338	8.00%	N/A	N/A
ServisFirst Bank	1,690,149	12.52%	1,080,293	8.00%	1,350,366	10.00%
Tier I Capital to Average Assets:
Consolidated	1,474,385	9.12%	646,710	4.00%	N/A	N/A
ServisFirst Bank	1,536,257	9.50%	646,675	4.00%	808,343	5.00%

As of December 31, 2022:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,326,035	9.55%	$624,986	4.50%	N/A	N/A
ServisFirst Bank	1,385,697	9.98%	624,942	4.50%	$902,694	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,326,535	9.95%	833,315	6.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.98%	833,256	6.00%	1,111,008	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,532,134	11.03%	1,111,086	8.00%	N/A	N/A
ServisFirst Bank	1,533,069	11.04%	1,111,008	8.00%	1,388,760	10.00%
Tier I Capital to Average Assets:
Consolidated	1,326,535	9.29%	570,960	4.00%	N/A	N/A
ServisFirst Bank	1,386,197	9.71%	570,924	4.00%	713,656	5.00%

NOTE 15.         OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Other Operating Income
ATM fee income	$(200)	$618	$1,443
Mark to market interest rate cap derivative	48	6,960	1,013
Gain (loss) on sale of ORE	(28)	501	(288)
(Loss) gain on sale of fixed assets	-	(12)	433
Death benefit of bank owned life insurance contracts	-	2,153	-
Merchant services fees	2,214	1,765	1,231
Other	1,002	676	832
Total other operating income	$3,037	$12,661	$4,664

Other Operating Expenses
Other loan expenses	$2,794	2,226	2,744
Customer and public relations	2,971	2,354	1,840
Sales and use tax	771	636	1,016
Write-down investment in tax credit partnerships	12,053	9,998	9,152
Telephone	597	568	453
Donations and contributions	651	749	544
Marketing	768	446	498
Supplies	705	612	504
Fraud and forgery losses	1,435	1,988	425
Directors fees	797	730	659
Postage	361	366	290
Other operational losses	449	2,777	144
Core processing deconverison expense	134	939	3,007
Privilege tax expense	4,300	1,869	950
Other	4,556	4,816	4,931
Total other operating expenses	$33,342	$31,075	$27,157

NOTE 16.         INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Current tax expense:
Federal	$35,124	$56,318	$45,248
State	3,616	3,621	5,428
Total current tax expense	38,740	59,939	50,676
Deferred tax (benefit) expense:
Federal	(1,057)	(4,110)	(5,596)
State	52	1,495	535
Total deferred tax (benefit)	(1,005)	(2,615)	(5,061)
Total income tax expense	$37,735	$57,324	$45,615

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2023
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$51,363	21.00%
Effect on rate of:
State income tax, net of federal tax effect	3,339	1.37%
Tax-exempt income, net of expenses	(92)	(0.04)%
Bank-owned life insurance contracts	(1,591)	(0.65)%
Excess tax benefit from stock compensation	(1,242)	(0.51)%
Federal tax credits, net of related amortization	(16,002)	(6.54)%
Other	1,960	0.80%
Effective income tax and rate	$37,735	15.43%

	Year Ended December 31, 2022
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$64,796	21.00%
Effect on rate of:
State income tax, net of federal tax effect	7,247	2.35%
Tax-exempt income, net of expenses	(188)	(0.06)%
Bank-owned life insurance contracts	(1,812)	(0.59)%
Excess tax benefit from stock compensation	(1,091)	(0.35)%
Federal tax credits, net of related amortization	(11,131)	(3.61)%
Other	(497)	(0.16)%
Effective income tax and rate	$57,324	18.58%

	Year Ended December 31, 2021
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$53,203	21.00%
Effect on rate of:
State income tax, net of federal tax effect	4,952	1.95%
Tax-exempt income, net of expenses	(242)	(0.10)%
Bank-owned life insurance contracts	(1,395)	(0.55)%
Excess tax benefit from stock compensation	(2,335)	(0.92)%
Federal tax credits	(11,019)	(4.35)%
Other	2,451	0.97%
Effective income tax and rate	$45,615	18.00%

The components of net deferred tax asset are as follows:

	December 31,
	2023	2022
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$38,483	$36,720
Other real estate owned	253	316
Nonqualified equity awards	1,354	1,229
Nonaccrual interest	327	289
State tax credits carryforward	2,011	1,795
Deferred loan fees	3,806	4,720
Reserve for unfunded commitments	144	144
Accrued bonus	3,052	4,540
Capital loss carryforward	1,648	1,889
Lease liability	6,886	4,923
Deferred revenue	8	20
Net unrealized loss on securities available for sale	18,129	16,339
Other deferred tax assets	2,323	60
Total deferred tax assets	78,424	72,984

Deferred tax liabilities:
Depreciation	4,289	4,431
Prepaid expenses	735	975
Investments	1,484	1,054
Right-of-use assets and other leasing transactions	6,639	4,723
Other deferred tax liabilities	2,359	1,353
Total deferred tax liabilities	15,506	12,536
Net deferred tax assets	$62,918	$60,448

The Company believes its net deferred tax asset is recoverable as of December 31, 2023 and 2022 based on the expectation of future taxable income and other relevant considerations.

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2023. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2020 through 2023. The audit periods differ depending on the date the Company began business activities in each state.

Accrued interest and penalties on unrecognized income tax benefits totaled $450,000 and $0 as of December 31, 2023 and 2022, respectively. Interest and penalties related to unrecognized income tax benefits are recorded in the provision for income taxes. The Company has $1,653,000 of unrecognized tax benefits (net of the federal benefit on state income tax issues) recorded as of December 31, 2023. Unrecognized income tax benefits as of December 31, 2023, and December 31, 2022, that, if recognized, would impact the effective income tax rate totaled $1,653,000 and $0 (net of the federal benefit on state income tax issues), respectively.

The following table presents a summary of the changes during 2023, 2022 and 2021 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets.

	2023	2022	2021
	(In Thousands)
Balance, beginning of year	$-	$3,659	$3,238
Increases related to prior year tax positions	1,285	-	864
Decreases related to prior year tax positions	-	(2,860)	-
Increases related to current year tax positions	807	-	-
Settlements	-	-	-
Lapse of statute	-	(799)	(443)
Balance, end of year	$2,092	$-	$3,659

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

	2023	2022	2021
	(In Thousands)
Commitments to extend credit	$3,410,283	$4,230,485	$3,515,818
Credit card arrangements	381,524	368,749	366,525
Standby letters of credit and financial guarantees	86,065	67,285	61,856
Total	$3,877,872	$4,666,519	$3,944,199

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

NOTE 19.         EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable pursuant to the exercise of stock options and vesting of performance shares. The difference in earnings per share under the two-class method was not significant at December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	54,411,171	54,300,366	54,160,990
Net income available to common stockholders	$206,791	$251,442	$207,672
Basic earnings per common share	$3.80	$4.63	$3.83

Weighted average common shares outstanding	54,411,171	54,300,366	54,160,990
Dilutive effects of assumed exercise of stock options and vesting of performance shares	124,144	234,408	273,583
Weighted average common and dilutive potential common shares outstanding	54,535,315	54,534,774	54,434,573
Net income available to common stockholders	$206,791	$251,442	$207,672
Diluted earnings per common share	$3.79	$4.61	$3.82

NOTE 20.         RELATED PARTY TRANSACTIONS

As more fully described in Note 3 “Loans”, the Company had outstanding loan balances, as made in the ordinary course of business, to related parties as of December 31, 2023 and 2022 in the amount of $39.8 million and $52.6 million, respectively. Deposits of related parties are also accepted in the ordinary course of business. The aggregate balances of related party deposits are insignificant as of December 31, 2023 and 2022, respectively.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of  December 31, 2023 was 0% to 66% and 25%, respectively.  The range of fair value adjustments and weighted average adjustment as of  December 31, 2022 was 0% to 82% and 19.5%, respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $16.6 million and $4.2 million during the years ended December 31, 2023 and 2022, respectively.

Other Real Estate Owned and Repossessed Assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of  December 31, 2023 was 25% to 100% and 38.3%, respectively.   The range of fair value adjustments and weighted average adjustment as of  December 31, 2022 was 0% to 100% and 53.3% respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $7,000 and $153,000 was recognized during the years ended December 31, 2023 and 2022, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were three residential real estate loan foreclosures for $360,000 classified as OREO as of December 31, 2023, compared to two residential real estate loan foreclosures for $248,000 as of December 31, 2022.

There were three residential real estate loans $292,000 that were in the process of being foreclosed as of December 31, 2023. There were no residential real estate loan that was in the process of being foreclosed as of December 31, 2022.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2023 and 2022. There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale debt securities:
U.S. Treasury securities	$340,807	$-	$-	$340,807
Mortgage-backed securities	-	215,485	-	215,485
State and municipal securities	-	10,223	-	10,223
Corporate debt	-	326,808	6,860	333,668
Total available-for-sale debt securities	340,807	552,516	6,860	900,183
Total assets at fair value	$340,807	$552,516	$6,860	$900,183

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available-for-sale debt securities:
U.S. Treasury securities	$2,969	$-	$-	$2,969
Government agency securities	-	9	-	9
Mortgage-backed securities	-	249,703	-	249,703
State and municipal securities	-	13,609	-	13,609
Corporate debt	-	367,665	10,860	378,525
Total available-for-sale debt securities	2,969	630,986	10,860	644,815
Interest rate cap derivative	-	4,201	-	4,201
Total assets at fair value	$2,969	$635,187	$10,860	$649,016

The carrying amount and estimated fair value of the Company’s financial instruments measured on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Loans individually evaluated	$-	$-	$70,735	$70,735
Other real estate owned and repossessed assets	-	-	995	995
Total assets at fair value	$-	$-	$71,730	$71,730

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Loans individually evaluated	$-	$-	$73,017	$73,017
Other real estate owned and repossessed assets	-	-	248	248
Total assets at fair value	$-	$-	$73,265	$73,265

There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2023, there was one transfer from Level 3 to Level 2.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2023 and 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the year ended December 31,
	2023	2022
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$10,860	$16,992
Transfers into Level 3	-	4,860
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	160	(805)
Purchases	-	-
Transfers out of Level 3	(4,160)	(10,187)
Fair value, end of period	$6,860	$10,860

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

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$2,030,513	$2,030,513	$814,538	$814,538
Held-to-maturity U.S. Treasury securities	508,985	484,267	507,151	470,954

Level 2 Inputs:
Federal funds sold	100,575	100,575	1,515	1,515
Held-to-maturity debt securities	473,429	422,674	526,720	464,749
Mortgage loans held for sale	5,071	5,071	1,607	1,604
Restricted equity securities	10,226	10,226	7,734	7,734

Level 3 Inputs:
Held-to-maturity debt securities	250	250	250	250
Loans, net	11,505,512	11,032,819	11,541,671	11,265,517

Financial Liabilities:
Level 2 Inputs:
Deposits	$13,273,511	$13,266,640	$11,546,805	$11,529,647
Federal funds purchased	1,256,724	1,256,724	1,618,798	1,618,798
Other borrowings	64,735	58,083	64,726	57,101

NOTE 22.         PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2023 and 2022 and the condensed statements of income and cash flows for the years ended December 31, 2023, 2022 and 2021.

CONDENSED BALANCE SHEETS
(In Thousands)
	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$20,014	$19,292
Investment in subsidiary	1,501,777	1,357,058
Other assets	557	983
Total assets	$1,522,348	$1,377,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,735	$64,726
Other liabilities	17,708	15,211
Total liabilities	82,443	79,937
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,461,580 shares issued and outstanding at December 31, 2023; and 54,326,527 shares issued and outstanding at December 31, 2022	54	54
Additional paid-in capital	232,605	229,693
Retained earnings	1,254,841	1,109,902
Accumulated other comprehensive loss	(47,595)	(42,253)
Total stockholders' equity	1,439,905	1,297,396
Total liabilities and stockholders' equity	$1,522,348	$1,377,333

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021.
(In Thousands)
	2023	2022	2021
Income:
Dividends received from subsidiary	$62,500	$57,500	$46,000
Other income	44	-	-
Total income	62,544	57,500	46,000
Expense:
Other expenses	2,829	2,822	2,715
Total expenses	2,829	2,822	2,715
Equity in undistributed earnings of subsidiary	147,076	196,221	164,387
Net income	206,791	251,442	207,672
Net income available to common stockholders	$206,791	$251,442	$207,672

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021.
(In Thousands)
	2023	2022	2021
Operating activities
Net income	$206,791	$251,442	$207,672
Adjustments to reconcile net income to net cash provided by operating activities:
Other	2,227	(290)	(93)
Equity in undistributed earnings of subsidiary	(147,076)	(197,221)	(164,387)
Net cash (used in) provided by operating activities	61,945	53,931	43,192
Investing activities
Other	(300)	750	(120)
Net cash used in investing activities	(300)	750	(120)
Financing activities
Dividends paid on common stock	(60,923)	(49,942)	(43,204)
Net cash used in financing activities	(60,923)	(49,942)	(43,204)
Net change in cash and cash equivalents	722	4,739	(132)
Cash and cash equivalents at beginning of year	19,292	14,553	14,685
Cash and cash equivalents at end of year	$20,014	$19,292	$14,553

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2023.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in our internal control over financial reporting identified in the evaluation of the effectiveness of our disclosure controls and procedures that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.      OTHER INFORMATION

None.

ITEM 9C.      DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Paragraphs (a) and (c) through (g) of Item 401 of Regulation S-K and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

ITEM 11.       EXECUTIVE COMPENSATION

We respond to this Item by incorporating by reference the material responsive to this Item in our Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We respond to this Item by incorporating by reference the material responsive to this Item in our Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2023 relating to stock options, restricted stock and performance shares granted under our 2009 Amended and Restated Stock Incentive Plan and other options or restricted shares issued outside of such plans, if any.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards (1)	Weighted-average Exercise Price of Outstanding Awards (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	356,042	$24.35	3,031,065
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	356,042	$24.35	3,031,065

(1) Includes 165,800 shares related to stock options, 158,298 shares related to non-vested restricted stock and 31,944 shares related to performance shares (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2) Excludes restricted shares and performance shares which are exercised for no consideration.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders.

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID NO. 686) located in Tampa, Florida.

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules

(a)   The following statements are filed as a part of this Annual Report on Form 10-K

(b)   All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(c)   The following exhibits are furnished with this Annual Report on Form 10-K

EXHIBIT NO.	NAME OF EXHIBIT

3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2023)

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

10.9*	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.10*	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.11*	Endorsement Split-Dollar Agreement with Thomas A. Broughton III dated November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.12*	Endorsement Split-Dollar Agreement with William M. Foshee dated November 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.13*	Endorsement Split-Dollar Agreement with Rodney E. Rushing dated November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.14*	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated February 25, 2021)

10.15*	ServisFirst Bancshares, Inc. Annual Incentive Plan, effective January 1, 2021 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2021)

10.16*	Form of ServisFirst Bancshares, Inc. 2021 Performance Share Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.17*	Form of ServisFirst Bancshares, Inc. 2021 Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

21	List of Subsidiaries

23	Consent of FORVIS, LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.0	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Documents

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas A. Broughton, III	Chairman, President, Chief	February 29, 2024
Thomas A. Broughton, III	Executive Officer and Director (Principal Executive Officer)

/s/ William M. Foshee	Executive Vice President	February 29, 2024
William M. Foshee	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	Director	February 29, 2024
Irma L. Tuder

*	Director	February 29, 2024
Betsy B. Holloway

*	Director	February 29, 2024
James J. Filler

*	Director	February 29, 2024
Joseph R. Cashio

*	Director	February 29, 2024
Hatton C. V. Smith

*	Director	February 29, 2024
Christopher J. Mettler

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ William M. Foshee

William M. Foshee

Attorney-in-Fact

February 29, 2024