Form 10-Q
period 2024-03-31
ServisFirst Bancshares, Inc.
filed 2024-05-08
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 29, 2024
Common stock, $.001 par value	54,509,296

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$78,708	$123,430
Interest-bearing balances due from depository institutions	1,201,566	1,907,083
Federal funds sold	170,625	100,575
Cash and cash equivalents	1,450,899	2,131,088
Available-for-sale debt securities, at fair value	1,073,929	900,183
Held-to-maturity debt securities (fair value of $785,270 and $907,191, respectively)	867,696	982,664
Restricted equity securities	11,300	10,226
Mortgage loans held for sale	7,592	5,074
Loans	11,880,696	11,658,829
Less allowance for credit losses	(155,892)	(153,317)
Loans, net	11,724,804	11,505,512
Premises and equipment, net	59,302	59,324
Accrued interest and dividends receivable	61,407	59,181
Deferred tax asset, net	60,292	62,918
Other real estate owned and repossessed assets	490	995
Bank owned life insurance contracts	294,786	292,759
Goodwill	13,615	13,615
Other assets	95,518	106,129
Total assets	$15,721,630	$16,129,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,627,639	$2,643,101
Interest-bearing	10,123,809	10,630,410
Total deposits	12,751,448	13,273,511
Federal funds purchased	1,345,328	1,256,724
Other borrowings	64,737	64,735
Accrued interest and dividends payable	26,822	27,545
Other liabilities	57,259	66,748
Total liabilities	14,245,594	14,689,263
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,507,778 shares issued and outstanding at March 31, 2024; and 54,461,580 shares issued and outstanding at December 31, 2023	54	54
Additional paid-in capital	233,560	232,605
Retained earnings	1,288,514	1,254,841
Accumulated other comprehensive loss	(46,592)	(47,595)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,475,536	1,439,905
Noncontrolling interest	500	500
Total stockholders' equity	1,476,036	1,440,405
Total liabilities and stockholders' equity	$15,721,630	$16,129,668

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Interest income:
Interest and fees on loans	$186,978	$163,732
Taxable securities	15,979	10,895
Nontaxable securities	9	21
Federal funds sold	541	614
Other interest and dividends	23,203	6,060
Total interest income	226,710	181,322
Interest expense:
Deposits	104,066	55,713
Borrowed funds	20,149	17,308
Total interest expense	124,215	73,021
Net interest income	102,495	108,301
Provision for credit losses	4,368	4,197
Net interest income after provision for credit losses	98,127	104,104
Noninterest income:
Service charges on deposit accounts	2,150	1,934
Mortgage banking	678	442
Credit card income	2,155	1,689
Bank-owned life insurance income	3,231	1,621
Other operating income	599	635
Total noninterest income	8,813	6,321
Noninterest expense:
Salaries and employee benefits	22,986	19,066
Equipment and occupancy	3,557	3,435
Third party processing and other services	7,166	7,284
Professional services	1,464	1,654
FDIC and other regulatory assessments	3,905	1,517
Other real estate owned	30	6
Other operating expense	7,195	6,702
Total noninterest expense	46,303	39,664
Income before income taxes	60,637	70,761
Provision for income taxes	10,611	12,790
Net income	50,026	57,971
Dividends on preferred stock	-	-
Net income available to common stockholders	$50,026	$57,971
Basic earnings per common share	$0.92	$1.07
Diluted earnings per common share	$0.92	$1.06

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net income	$50,026	$57,971
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during period from securities available-for-sale, net of $2,373 and $(221) for the three months ended March 31, 2024 and 2023, respectively	1,138	(667)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(37) and $(46) for the three months ended March 31, 2024 and 2023, respectively	(135)	(129)
Other comprehensive income (loss), net of tax	1,003	(796)
Comprehensive income	$51,029	$57,175

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)
	Three Months Ended March 31,
						Accumulated
				Additional		Other		Total
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2023	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends declared, $0.28 per share	-	-	-	-	(15,233)	-	-	(15,233)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	41	-	-	41
Issue restricted shares pursuant to stock incentives, net of forfeitures	20,713	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	50,785	-	-	846	-	-	-	846
24,215 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,716)	-	-	-	(1,716)
Stock-based compensation expense	-	-	-	808	-	-	-	808
Other comprehensive loss, net of tax	-	-	-	-	-	(796)	-	(796)
Net income	-	-	-	-	57,971	-	-	57,971
Balance, March 31, 2023	54,398,025	$-	$54	$229,631	$1,152,681	$(43,049)	$500	$1,339,817

Balance, January 1, 2024	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Common dividends declared, $0.30 per share	-	-	-	-	(16,353)	-	-	(16,353)
Issue restricted shares pursuant to stock incentives, net of forfeitures	39,912	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	6,286	-	-	130	-	-	-	130
2,014 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(133)	-	-	-	(133)
Stock-based compensation expense	-	-	-	958	-	-	-	958
Other comprehensive income, net of tax	-	-	-	-	-	1,003	-	1,003
Net income	-	-	-	-	50,026	-	-	50,026
Balance, March 31, 2024	54,507,778	$-	$54	$233,560	$1,288,514	$(46,592)	$500	$1,476,036

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$50,026	$57,971
Adjustments to reconcile net income to net cash provided by operations
Deferred benefit tax	2,626	49
Provision for credit losses	4,368	4,197
Depreciation	1,099	1,071
Accretion on acquired loans	49	49
Amortization of investments in tax credit partnerships	2,837	3,345
Net (accretion) amortization of debt securities available-for-sale	(197)	128
Increase in accrued interest and dividends receivable	(2,226)	(2,078)
Stock-based compensation expense	958	808
(Decrease) Increase in accrued interest and dividends payable	(723)	1,926
Proceeds from sale of mortgage loans held for sale	37,635	16,320
Originations of mortgage loans held for sale	(39,475)	(15,922)
Gain on sale of mortgage loans held for sale	(678)	(442)
Net gain on sale of other real estate owned and repossessed assets	(95)	-
Increase in cash surrender value of life insurance contracts	(3,231)	(1,621)
Net change in other assets, liabilities, and other operating activities	500	(10,652)
Net cash provided by operating activities	53,473	55,149
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(198,269)	-
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	24,724	18,853
Purchases of debt securities held-to-maturity	(9,936)	-
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	124,904	11,960
Purchases of restricted equity securities	(1,074)	(12,750)
Proceeds from sale of restricted equity securities	-	13,177
Investment in tax credit partnerships and SBIC	(25)	(538)
(Increase) decrease in loans	(223,799)	56,588
Purchases of premises and equipment	(1,077)	(1,314)
Proceeds from sale of other real estate owned and repossessed assets	690	-
Net cash (used in) provided by investing activities	(283,862)	85,976
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(15,462)	(422,611)
Net (decrease) increase in interest-bearing deposits	(506,601)	491,123
Net increase (decrease) in federal funds purchased	88,604	(138,638)
FHLB advances	-	300,000
Repayment of FHLB advances	-	(300,000)
Proceeds from exercise of stock options	130	846
Taxes paid in net settlement of tax obligation upon exercise of stock options	(133)	(1,716)
Dividends paid on common stock	(16,338)	(15,211)
Net cash used in financing activities	(449,800)	(86,207)
Net (decrease) increase in cash and cash equivalents	(680,189)	54,918
Cash and cash equivalents at beginning of period	2,131,088	816,053
Cash and cash equivalents at end of period	$1,450,899	$870,971
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$124,938	$71,095
Income taxes	6,977	1,920
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$90	$1,046
Dividends on nonvested restricted stock reclassified as compensation expense	-	41
Dividends declared	16,353	15,233

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations that ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2023.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for the three month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,491,019	54,360,253
Net income available to common stockholders	$50,026	$57,971
Basic earnings per common share	$0.92	$1.07

Weighted average common shares outstanding	54,491,019	54,360,253
Dilutive effects of assumed conversions and exercise of stock options and warrants	104,365	174,229
Weighted average common and dilutive potential common shares outstanding	54,595,384	54,542,899
Net income available to common stockholders	$50,026	$57,971
Diluted earnings per common share	$0.92	$1.06

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
March 31, 2024	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury Securities	$494,156	$10	$(197)	$493,969
Mortgage-backed securities	281,343	249	(26,677)	254,915
State and municipal securities	11,142	1	(1,186)	9,958
Corporate debt	352,684	60	(37,657)	315,086
Total	$1,139,325	$320	$(65,716)	$1,073,929
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$393,932	$-	$(25,065)	$368,868
Mortgage-backed securities	465,695	5	(56,634)	409,066
State and municipal securities	8,069	-	(733)	7,336
Total	$867,696	$5	$(82,431)	$785,270

December 31, 2023
Debt Securities Available-for-Sale
U.S. Treasury Securities	$340,556	$251	$-	$340,807
Mortgage-backed securities	241,458	6	(25,979)	215,485
State and municipal securities	11,400	1	(1,178)	10,223
Corporate debt	375,676	-	(42,009)	333,667
Total	$969,090	$258	$(69,166)	$900,183
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$508,985	$-	$(24,718)	$484,267
Mortgage-backed securities	465,615	3	(50,025)	415,593
State and municipal securities	8,063	-	(732)	7,331
Total	$982,664	$3	$(75,475)	$907,191

The amortized cost and fair value of debt securities as of March 31, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2024		December 31, 2023
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$430,857	$430,760	$350,400	$350,396
Due from one to five years	132,967	129,779	70,016	67,334
Due from five to ten years	291,157	256,407	304,216	264,893
Due after ten years	3,000	2,068	3,000	2,076
Mortgage-backed securities	281,343	254,915	241,458	215,485
	$1,139,325	$1,073,929	$969,090	$900,183

Debt securities held-to-maturity
Due within one year	$144,940	$144,283	$260,047	$257,835
Due from one to five years	253,772	229,043	203,481	185,741
Due from five to ten years	3,289	2,878	53,521	48,022
Mortgage-backed securities	465,695	409,066	465,615	415,593
	$867,696	$785,270	$982,664	$907,191

All mortgage-backed securities are with government-sponsored enterprises (GSEs) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.48 billion and $1.49 billion as of March 31, 2024 and December 31, 2023, respectively.

The following table identifies, as of March 31, 2024 and December 31, 2023, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2024
Debt Securities available-for-sale
U.S. Treasury Securities	$(197)	$479,762	$-	$-	$(197)	$479,762
Government Agency Securities	-	-	-	-	-	-
Mortgage-backed securities	(2)	161	(26,674)	205,195	(26,677)	205,356
State and municipal securities	-	-	(1,186)	9,512	(1,186)	9,512
Corporate debt	(2,392)	11,108	(35,265)	294,003	(37,657)	305,111
Total	$(2,591)	$491,031	$(63,125)	$508,710	$(65,716)	$999,741
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(25,065)	$368,868	$(25,065)	$368,868
Mortgage-backed securities	(162)	9,895	(56,471)	393,887	(56,634)	405,323
State and municipal securities	-	-	(733)	7,086	(733)	7,086
Total	$(162)	$9,895	$(82,269)	$771,382	$(82,431)	$779,735
December 31, 2023
Debt Securities available-for-sale
Mortgage-backed securities	$(6)	$704	$(25,973)	$214,393	$(25,979)	$215,097
State and municipal securities	-	-	(1,178)	9,777	(1,178)	9,777
Corporate debt	(794)	15,141	(41,214)	311,666	(42,009)	326,807
Total	$(801)	$15,845	$(68,365)	$535,836	$(69,166)	$551,681
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(24,718)	$484,267	$(24,718)	$484,267
Mortgage-backed securities	(1)	430	(50,024)	411,585	(50,025)	412,015
State and municipal securities	-	-	(732)	7,081	(732)	7,081
Total	$(1)	$430	$(75,474)	$902,933	$(75,475)	$903,363

At March 31, 2024 and 2023, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts.  Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2024 and 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at March 31, 2024 and 2023. All debt securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,834,102	$2,823,986
Real estate - construction	1,546,716	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,377,042	2,257,163
1-4 family mortgage	1,284,888	1,249,938
Other mortgage	3,777,758	3,744,346
Subtotal: Real estate - mortgage	7,439,688	7,251,447
Consumer	60,190	63,777
Total Loans	11,880,696	11,658,829
Less: Allowance for credit losses	(155,892)	(153,317)
Net Loans	$11,724,804	$11,505,512

Commercial, financial and agricultural	23.85%	24.22%
Real estate - construction	13.02%	13.03%
Real estate - mortgage:
Owner-occupied commercial	20.01%	19.36%
1-4 family mortgage	10.81%	10.72%
Other mortgage	31.80%	32.12%
Subtotal: Real estate - mortgage	62.62%	62.20%
Consumer	0.51%	0.55%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2024:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$107,544	$316,897	$437,779	$344,676	$149,733	$234,363	$1,141,682	$430	$2,733,104
Special Mention	737	403	1,769	4,277	4,692	6,419	26,880	2	45,179
Substandard - accruing	501	1,364	-	385	427	27,406	5,176	-	35,259
Substandard -Non-accrual	-	3,575	226	2,385	206	11,786	2,382	-	20,560
Total Commercial, financial and agricultural	$108,782	$322,239	$439,774	$351,723	$155,058	$279,974	$1,176,120	$432	$2,834,102
Current-period gross write-offs	$-	$-	$-	$-	$-	$1,106	$736	$-	$1,842

Real estate - construction
Pass	$48,543	$254,568	$847,543	$252,588	$50,092	$20,705	$68,975	$-	$1,543,014
Special Mention	-	590	-	-	-	-	-	-	590
Substandard - accruing	-	-	1,997	-	-	973	-	-	2,970
Substandard -Non-accrual	-	-	34	-	-	-	-	108	142
Total Real estate - construction	$48,543	$255,158	$849,574	$252,588	$50,092	$21,678	$68,975	$108	$1,546,716

Owner-occupied commercial
Pass	$80,143	$171,911	$517,845	$528,261	$290,718	$669,803	$58,928	$834	$2,318,443
Special Mention	-	5,359	8,785	792	8,279	15,957	-	-	39,172
Substandard - accruing	-	1,333	-	6,847	-	2,506	-	-	10,686
Substandard -Non-accrual	-	-	-	-	-	8,741	-	-	8,741
Total Owner-occupied commercial	$80,143	$178,603	$526,630	$535,900	$298,997	$697,007	$58,928	$834	$2,377,042

1-4 family mortgage
Pass	$61,318	$155,581	$369,024	$220,533	$77,073	$97,362	$289,012	$-	$1,269,903
Special Mention	-	709	428	2,269	764	4,862	905	-	9,937
Substandard - accruing	-	-	-	-	-	424	117	-	541
Substandard -Non-accrual	-	156	433	1,000	643	1,475	800	-	4,507
Total 1-4 family mortgage	$61,318	$156,446	$369,885	$223,802	$78,480	$104,123	$290,834	$-	$1,284,888
Current-period gross write-offs	$-	$-	$-	$62	$-	$-	$5	$-	$67

Other mortgage
Pass	$82,631	$156,951	$1,129,986	$1,090,507	$429,593	$774,646	$91,073	$247	$3,755,634
Special Mention	-	-	5,034	-	-	751	-	-	5,785
Substandard - accruing	-	-	4,958	660	-	10,215	-	-	15,833
Substandard -Non-accrual	-	-	-	-	-	506	-	-	506
Total Other mortgage	$82,631	$156,951	$1,139,978	$1,091,167	$429,593	$786,118	$91,073	$247	$3,777,758

Consumer
Pass	$1,102	$21,705	$3,467	$4,377	$1,662	$3,849	$24,028	$-	$60,190
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - accruing	-	-	-	-	-	-	-	-	-
Total Consumer	$1,102	$21,705	$3,467	$4,377	$1,662	$3,849	$24,028	$-	$60,190
Current-period gross write-offs	$-	$8	$-	$-	$-	$-	$90	$-	$98

Total Loans
Pass	$381,281	$1,077,613	$3,305,644	$2,440,942	$998,871	$1,800,728	$1,673,698	$1,511	$11,680,288
Special Mention	737	7,061	16,016	7,338	13,735	27,989	27,785	2	100,663
Substandard - accruing	501	2,697	6,955	7,892	427	41,524	5,293	-	65,289
Substandard -Non-accrual	-	3,731	693	3,385	849	22,508	3,182	108	34,456
Total Loans	$382,519	$1,091,102	$3,329,308	$2,459,557	$1,013,882	$1,892,749	$1,709,958	$1,621	$11,880,696
Current-period gross write-offs	$-	$8	$-	$62	$-	$1,106	$831	$-	$2,007

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2023 were as follows:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$341,335	$455,281	$354,034	$162,543	$100,032	$151,527	$1,161,324	$491	$2,726,567
Special Mention	4,275	1,982	5,105	5,765	1,320	3,549	21,769	7	43,772
Substandard - accruing	1,410	-	2,830	368	9,501	27,962	4,360	-	46,431
Substandard -Non-accrual	-	2	767	206	-	3,336	2,905	-	7,216
Total Commercial, financial and agricultural	$347,020	$457,265	$362,736	$168,882	$110,853	$186,374	$1,190,358	$498	$2,823,986
Current-period gross write-offs	$1,213	$4,690	$2,531	$779	$4	$2,014	$1,998	$-	$13,229

Real estate - construction
Pass	$216,745	$874,903	$283,012	$49,668	$4,866	$16,558	$72,156	$-	$1,517,908
Special Mention	589	-	-	-	-	-	-	-	589
Substandard - accruing	-	33	-	-	-	978	-	-	1,011
Substandard -Non-accrual	-	-	-	-	-	-	-	111	111
Total Real estate - construction	$217,334	$874,936	$283,012	$49,668	$4,866	$17,536	$72,156	$111	$1,519,619
Current-period gross write-offs	$-	$-	$19	$-	$-	$-	$-	$89	$108

Owner-occupied commercial
Pass	$148,915	$478,364	$517,667	$300,978	$181,864	$512,752	$64,170	$844	$2,205,554
Special Mention	5,369	1,411	7,705	8,317	8,530	7,539	-	-	38,871
Substandard - accruing	1,358	-	-	-	-	4,292	-	-	5,650
Substandard -Non-accrual	-	-	-	-	2,329	4,759	-	-	7,088
Total Owner-occupied commercial	$155,642	$479,775	$525,372	$309,295	$192,723	$529,342	$64,170	$844	$2,257,163
Current-period gross write-offs	$-	$-	$-	$-	$117	$-	$-	$-	$117

1-4 family mortgage
Pass	$166,927	$376,964	$228,183	$75,104	$40,697	$61,046	$286,066	$-	$1,234,987
Special Mention	574	721	2,504	1,009	3,865	439	727	-	9,839
Substandard - accruing	-	-	-	-	-	425	261	-	686
Substandard -Non-accrual	155	380	741	572	877	901	800	-	4,426
Total 1-4 family mortgage	$167,656	$378,065	$231,428	$76,685	$45,439	$62,811	$287,854	$-	$1,249,938
Current-period gross write-offs	$-	$40	$-	$-	$-	$14	$-	$-	$54

Other mortgage
Pass	$162,418	$1,119,609	$1,106,055	$448,781	$249,059	$540,325	$100,516	$247	$3,727,010
Special Mention	-	-	-	-	-	-	850	-	850
Substandard - accruing	-	4,975	-	-	-	11,005	-	-	15,980
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$162,418	$1,124,584	$1,106,055	$448,781	$249,189	$551,706	$101,366	$247	$3,744,346
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Consumer	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Current-period gross write-offs	$-	$-	$-	$-	$4	$49	$1,020	$-	$1,073

Total Loans
Pass	$1,058,567	$3,309,011	$2,493,493	$1,038,868	$577,813	$1,284,895	$1,711,574	$1,582	$11,475,803
Special Mention	10,807	4,114	15,314	15,091	13,715	11,527	23,346	7	93,921
Substandard - accruing	2,768	5,008	2,830	368	9,501	44,662	4,621	-	69,758
Substandard -Non-accrual	155	382	1,508	778	3,336	9,372	3,705	111	19,347
Total Loans	$1,072,297	$3,318,515	$2,513,145	$1,055,105	$604,365	$1,350,456	$1,743,246	$1,700	$11,658,829
Current-period gross write-offs	$1,213	$4,730	$2,550	$779	$125	$2,077	$3,018	$89	$14,581

Loans by performance status as of March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,813,190	$20,912	$2,834,102
Real estate - construction	1,546,574	142	1,546,716
Real estate - mortgage:
Owner-occupied commercial	2,368,301	8,741	2,377,042
1-4 family mortgage	1,280,381	4,507	1,284,888
Other mortgage	3,777,252	506	3,777,758
Total real estate - mortgage	7,425,934	13,754	7,439,688
Consumer	60,161	29	60,190
Total	$11,845,859	$34,837	$11,880,696

December 31, 2023	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,816,599	$7,387	$2,823,986
Real estate - construction	1,519,508	111	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,250,074	7,089	2,257,163
1-4 family mortgage	1,243,603	6,335	1,249,938
Other mortgage	3,743,840	506	3,744,346
Total real estate - mortgage	7,237,517	13,930	7,251,447
Consumer	63,672	105	63,777
Total	$11,637,296	$21,533	$11,658,829

Loans by past due status as of March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$9,962	$444	$351	$10,757	$20,561	$2,802,784	$2,834,102	$4,479
Real estate - construction	-	-	-	-	142	1,546,574	1,546,716	142
Real estate - mortgage:
Owner-occupied commercial	1,241	103	-	1,344	8,741	2,366,957	2,377,042	6,939
1-4 family mortgage	3,623	951	-	4,574	4,507	1,275,807	1,284,888	1,199
Other mortgage	-	-	-	-	506	3,777,252	3,777,758	506
Total real estate - mortgage	4,864	1,054	-	5,918	13,754	7,420,016	7,439,688	8,644
Consumer	115	74	29	218	-	59,972	60,190	-
Total	$14,941	$1,572	$380	$16,893	$34,457	$11,829,346	$11,880,696	$13,265

December 31, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$3,418	$3,718	$170	$7,306	$7,217	$2,809,463	2,823,986	$5,028
Real estate - construction	-	34	-	34	111	1,519,474	1,519,619	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	7,089	2,250,074	2,257,163	7,089
1-4 family mortgage	540	4,920	1,909	7,369	4,426	1,238,143	1,249,938	1,224
Other mortgage	676	10,703	-	11,379	506	3,732,461	3,744,346	506
Total real estate - mortgage	1,216	15,623	1,909	18,748	12,021	7,220,678	7,251,447	8,819
Consumer	58	31	105	194	-	63,583	63,777	-
Total	$4,692	$19,406	$2,184	$26,282	$19,349	$11,613,198	11,658,829	$13,847

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At March 31, 2024 and December 31, 2023, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to rise and national GDP growth rate to decline compared to the December 31, 2023 forecast.

The Company uses a loss-rate method to estimate expected credit losses for its commercial revolving lines of credit and credit card pools.  The commercial revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the pool average life and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding pool balance.  The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the pool balance quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at each period-end resulting in an estimated loss for each quarter. The sum of estimated loss for all quarters is the total calculated reserve for the pool.  Management has also applied the loss-rate method to commercial and industrial (“C&I”) lines of credit and to credit cards due to their generally short-term nature.  An expected loss ratio is applied based on internal and peer historical losses.

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

Real estate mortgage loans consist of loans secured by commercial and residential real estate. Commercial real estate lending is dependent upon successful management, marketing and expense supervision necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. Residential real estate lending risks are generally less significant than those of other loans. Real estate lending risks include fluctuations in the value of real estate, bankruptcies, economic downturns and customer financial problems.

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

The following table presents changes in the ACL, segregated by loan type, for the three months ended March 31, 2024 and March 31, 2023.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2024
Allowance for credit losses:
Balance at December 31, 2023	$52,121	$44,658	$55,126	$1,412	$153,317
Charge-offs	(1,842)	-	(67)	(98)	(2,007)
Recoveries	199	-	6	9	214
Provision	544	1,031	2,575	218	4,368
Balance at March 31, 2024	$51,022	$45,689	$57,640	$1,541	$155,892

	Three Months Ended March 31, 2023
Allowance for credit losses:
Balance at December 31, 2022	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(1,257)	-	(26)	(390)	(1,673)
Recoveries	128	3	1	11	143
Provision	1,193	(2,409)	4,530	883	4,197
Balance at March 31, 2023	$42,894	$40,483	$63,157	$2,430	$148,964

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The ACL on unfunded commitments was $742,000 at March 31, 2024 and $575,000 at December 31, 2023. The provision expense for unfunded commitments for the three months ended March 31, 2024 and 2023 was $167,000 and zero, respectively.

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

		Accounts				ACL
March 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,467	$3,834	$3,673	$29,841	$55,815	$15,495
Real estate - construction	2,142	-	-	972	3,114	-
Real estate - mortgage:
Owner-occupied commercial	19,476	-	-	-	19,476	241
1-4 family mortgage	15,542	-	-	-	15,542	1,580
Other mortgage	5,808	-	-	-	5,808	568
Total real estate - mortgage	40,826	-	-	-	40,826	2,389
Consumer	-	-	-	-	-	-
Total	$61,435	$3,834	$3,673	$30,813	$99,755	$17,884

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,266	$7,240	$2,126	$24,016	$53,648	$16,189
Real estate - construction	145	-	-	978	1,123	1
Real estate - mortgage:
Owner-occupied commercial	12,038	-	-	698	12,736	475
1-4 family mortgage	15,694	-	-	-	15,694	1,058
Other mortgage	5,062	-	-	800	5,862	603
Total real estate - mortgage	32,794	-	-	1,498	34,292	2,136
Consumer	-	-	-	-	-	-
Total	$53,205	$7,240	$2,126	$26,492	$89,063	$18,326

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$5,568	$-	$5,568	0.05%
Real estate - construction	973	-	973	0.01%
Owner-occupied commercial	1,501	-	1,501	0.01%
1-4 family mortgage	424	-	424	-%
Other mortgage	9,913	-	9,913	0.08%
Total	$18,379	$-	$18,379	0.15%

	Three Months Ended March 31, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$28,335	$-	$28,335	0.24%
Owner-occupied commercial	23	701	724	0.01%
1-4 family mortgage	214	-	214	-%
Other mortgage	11,254	359	11,613	0.10%
Total	$39,827	$1,060	$40,886	0.35%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 6	$-
Real estate - construction	12	-
Owner-occupied commercial	12	-
1-4 family mortgage	12	-
Other mortgage	11	-

	Three Months Ended March 31, 2023
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 12	$-
Real estate - construction	6	-
Owner-occupied commercial	3 to 18	49
1-4 family mortgage	3	-
Other mortgage	3 to 36	59

No loans modified on or after March 31, 2023, were past due greater than 30 days or on non-accrual as of March 31, 2024.

As of March 31, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2024 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 15 years. At March 31, 2024, the Company had lease right-of-use assets and lease liabilities totaling $25.3 million and $26.3 million, respectively, compared to $26.5 million and $27.4 million, respectively at December 31, 2023, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

March 31, 2024
(In Thousands)
2024 (remaining)	$3,872
2025	4,933
2026	4,106
2027	3,537
2028	2,684
thereafter	11,901
Total lease payments	31,033
Less: imputed interest	(4,689)
Present value of operating lease liabilities	$26,344

As of March 31, 2024, the weighted average remaining term of operating leases was 8.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.68%.

Operating cash flows related to leases were $1.4 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Lease costs during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,393	$1,230
Variable lease cost	216	191
Sublease income	(5)	(8)
Net lease cost	$1,604	$1,413

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

At March 31, 2024, the Company had a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $958,000 and $808,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model. Expected volatilities are based on the Company’s trading price history. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no grants of stock options during first quarters of 2024 and 2023.

The following table summarizes stock option activity during the three months ended March 31, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2024:
Outstanding January 1, 2024	165,800	$24.35	2.9	$7,211
Exercised	(8,300)	15.74	0.9	420
Outstanding March 31, 2024	157,500	$24.80	2.7	$6,744

Exercisable March 31, 2024	140,000	$22.63	2.1	$6,122

Three Months Ended March 31, 2023:
Outstanding January 1, 2023	280,000	$19.43	3.0	$14,088
Exercised	(75,000)	10.80	0.9	3,288
Outstanding March 31, 2023	205,000	$22.59	3.4	$7,428

Exercisable March 31, 2023	152,000	$17.28	2.2	$5,859

As of March 31, 2024, there was $35,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next six months.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2024, there was $5.3 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 1.8 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years beginning on January 1st of the year of the grant. The fair value of performance shares is determined using a Monte Carlo simulation model on the grant date. As of March 31, 2024, there was $1.2 million of total unrecognized compensation cost related to non-vested performance shares. As of March 31, 2024, non-vested performance shares had a weighted average remaining time to vest of 2.1 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2024:
Non-vested at January 1, 2024	158,298	$58.08	31,944	$58.25
Granted	21,835	67.12	8,894	67.90
Additional performance share attainment	-	-	6,216	68.18
Vested	(25,107)	48.19	(18,653)	37.05
Forfeited	(576)	71.43	-	-
Non-vested at March 31, 2024	154,450	$60.92	28,401	$77.37

Three Months Ended March 31, 2023:
Non-vested at January 1, 2023	141,580	$56.39	23,852	$54.16
Granted	27,258	69.83	8,091	70.29
Vested	(17,521)	48.32	-	-
Forfeited	(6,545)	69.90	-	-
Non-vested at March 31, 2023	144,772	$59.29	31,943	$58.25

NOTE 8 - DERIVATIVES

The Company periodically enters into derivative contracts to manage exposures to movements in interest rates. The Company purchased an interest rate cap in May of 2020 to limit exposures to increases in interest rates. The interest rate cap was not designated as a hedging instrument but rather as a stand-alone derivative. The interest rate cap had an original term of 3 three years, a notional amount of $300 million and was tied to the one-month LIBOR rate with a strike rate of 0.50%. The fair value of the interest rate cap was carried on the Consolidated Balance Sheets in other assets and the change in fair value was recognized in noninterest income each quarter. The interest rate cap had a fair value of $1.2 million and remaining term of one month at March 31, 2023, and expired on May 4, 2023.

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2024 and December 31, 2023 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.

The amendments in this update permit reporting entities to elect to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax benefits in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: (i) It is probable that the income tax credits allocated to the tax equity investor will be available; (ii) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (iii) Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits included income tax credits, other income tax benefits, and other non-income tax -related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project; (iv) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (v) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. An accounting policy election is allowed to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The amendments require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand the following information about its investments that generate income tax credits and other income tax benefits from a tax credit program including: (i) The nature of its tax equity investments; and (ii) The effect of its tax equity investments and related income tax credits and other income tax benefits on its financial position and results of operations.

This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company has determined that its equity investments in New Markets Tax Credits and Historic Tax Credits qualify for the proportional amortization method and has made the election to apply the proportional amortization method for these types of tax credits. The Company adopted the standard as of January 1, 2024 using the modified retrospective method of adoption, and the adoption of this guidance did not have a material impact on the consolidated financial statements.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2024 was 0% to 68% and 24%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 0% to 66% and 25% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $1.1 million during the three months ended March 31, 2024, and $2.3 million during the three months ended March 31, 2023.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of March 31, 2024 was 25% to 100% and 49.7%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 25% to 100% and 38.3%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $95,000 during the three months ended March 31, 2024, compared to no losses during the three months ended March 31, 2023. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were four residential real estate loans with an aggregate balance of $450,000 foreclosed and classified as OREO as of March 31, 2024 and compared to three residential real estate loan foreclosures for $360,000 as of December 31, 2023.

Three residential real estate loans for $547,000 were in the process of foreclosure as of March 31, 2024. There were three residential real estate loans for $292,000 that were in the process of being foreclosed as of December 31, 2023.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$493,969	$-	$-	$493,969
Mortgage-backed securities	-	254,915	-	254,915
State and municipal securities	-	9,958	-	9,958
Corporate debt	-	315,086	-	315,086
Total available-for-sale debt securities	493,969	579,959	-	1,073,929
Total assets at fair value	$493,969	$579,959	$-	$1,073,929

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$340,807	$-	$-	$340,807
Mortgage-backed securities	-	215,485	-	215,485
State and municipal securities	-	10,223	-	10,223
Corporate debt	-	326,808	6,860	333,668
Total available-for-sale debt securities	340,807	552,516	6,860	900,183
Total assets at fair value	$340,807	$552,516	$6,860	$900,183

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023. There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$81,871	$81,871
Other real estate owned and repossessed assets	-	-	490	490
Total assets at fair value	$-	$-	$82,361	$82,361

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$70,735	$70,735
Other real estate owned	-	-	995	995
Total assets at fair value	$-	$-	$71,730	$71,730

There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the three months ended March 31, 2024, there were two transfers out of Level 3 into Level 2.

The table below includes a roll forward of the balance sheet amounts for the period ended March 31, 2024 and March 31, 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the period ended March 31,
	2024	2023
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$6,860	$10,860
Transfers into Level 3	-	-
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	(1,329)	160
Purchases	-	-
Transfers out of Level 3	(5,531)	(4,160)
Fair value, end of period	$-	$6,860

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$1,280,274	$1,280,274	$2,030,513	$2,030,513
Held to maturity U.S. Treasury securities	393,932	368,868	508,985	484,267

Level 2 Inputs:
Federal funds sold	170,625	170,625	100,575	100,575
Held to maturity debt securities	473,514	416,152	473,429	422,674
Mortgage loans held for sale	7,592	7,592	5,071	5,071
Restricted equity securities	11,300	11,300	10,226	10,226

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	11,642,933	11,195,399	11,505,512	11,032,819

Financial Liabilities:
Level 2 Inputs:
Deposits	$12,751,448	$12,743,505	$13,273,511	$13,266,640
Federal funds purchased	1,345,328	1,345,328	1,256,724	1,256,724
Other borrowings	64,737	58,337	64,735	58,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2024 and December 31, 2023 and consolidated statements of income for the three months ended March 31, 2024 and March 31, 2023.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and nonbank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through full-service banking offices located in Alabama, Florida, Georgia, North and South Carolina, Tennessee, and Virginia. We also operate loan production offices in Florida and Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions

Our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings, and other deposits. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

First quarter highlights

●	Diluted earnings per common share of $0.92 for the first quarter of 2024.
●	Loans grew by 8% annualized for the first quarter of 2024.
●	Net interest margin increased to 2.66% for the first quarter of 2024 from 2.57% for the fourth quarter of 2023.
●	Credit quality continues to be strong with non-performing assets to total assets of 0.22%.
●	Deposits grew 10% year-over-year.
●	Book value per share of $27.08, up 10% from the first quarter of 2023.

Overview

As of March 31, 2024, we had consolidated total assets of $15.72 billion, a decrease of $408.0 million, or 2.5%, from $16.13 billion at December 31, 2023. Total loans were $11.88 billion, an increase of $221.9 million, or 1.9%, from $11.66 billion at December 31, 2023. Total deposits were $12.75 billion, a decrease of $522.1 million, or 3.9%, from $13.27 billion at December 31, 2023.

Net income and net income available to common stockholders of $50.0 million for the quarter ended March 31, 2024, compared to net income and net income available to common stockholders of $58.0 million for the first quarter of 2023. Basic and diluted earnings per common share were both $0.92 for the three months ended March 31, 2024, compared to $1.07 and $1.06, respectively, in the corresponding period in 2023. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024	2023
Return on average assets	1.26%	1.63%
Return on average stockholders' equity	13.82%	17.83%
Dividend payout ratio	32.74%	26.34%
Net interest margin (1)	2.66%	3.15%
Efficiency ratio (2)	43.30%	34.60%
Average stockholders' equity to average total assets	9.12%	9.16%

(1)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At March 31, 2024, we had $170.6 million in federal funds sold, compared to $100.6 million at December 31, 2023.  We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest.  At March 31, 2024, we had $1.19 billion in balances at the Federal Reserve, compared to $1.89 billion at December 31, 2023. We strategically reduced some of our higher-rate non-core deposit liability balances during the first quarter, resulting in lower balances at the Federal Reserve Bank of Atlanta.

Investment Securities

Debt securities available-for-sale totaled $1.07 billion at March 31, 2024 and $900.2 million at December 31, 2023. Investment securities held to maturity totaled $867.7 million at March 31, 2024 and $982.7 million at  December 31, 2023. We had paydowns of $21.1 million on mortgage-backed securities, and maturities of $138.8 million on U.S. government agencies, mortgage-backed securities, municipal bonds, and corporate securities during the three months ended March 31, 2024.  We purchased $59.7 million in mortgage-backed securities, and $148.5 million in U.S. Treasury securities during the first three months of 2024. For a tabular presentation of debt securities available for sale and held to maturity at March 31, 2024 and December 31, 2023, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of March 31, 2024, we had $315.1 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of March 31, 2024.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.48 billion and $1.49 billion as of March 31, 2024 and December 31, 2023, respectively.

Loans

We had total loans of $11.88 billion, an increase of $221.9 million, or 1.9%, from $11.66 billion at December 31, 2023. Owner occupied commercial real estate loans increased $119.9 million during the quarter, making up over half of total loan growth. Our loan pipeline has expanded and indicates that loan demand is improving in our market areas.

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

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and certain modified loans. Specific allocations of the ACL for credit losses are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

	As of and for the Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$11,880,696	$11,629,802
Average loans outstanding, net of unearned income	$11,740,996	$11,651,417
Allowance for credit losses at beginning of period	153,317	146,297
Charge-offs:
Commercial, financial and agricultural loans	1,842	1,257
Real estate - construction	-	-
Real estate - mortgage	67	26
Consumer loans	98	390
Total charge-offs	2,007	1,673
Recoveries:
Commercial, financial and agricultural loans	199	128
Real estate - construction	-	3
Real estate - mortgage	6	1
Consumer loans	9	11
Total recoveries	214	143
Net charge-offs	1,793	1,530
Provision for credit losses	4,368	4,197
Allowance for credit losses at period end	$155,892	$148,965
Allowance for credit losses to period end loans	1.31%	1.28%
Net charge-offs to average loans	0.06%	0.05%

		Percentage
		of loans in
		each
		category to
March 31, 2024	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$51,022	23.85%
Real estate - construction	45,689	13.02%
Real estate - mortgage	57,640	62.62%
Consumer	1,541	0.51%
Total	$155,892	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2023	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$52,121	24.22%
Real estate - construction	44,658	13.03%
Real estate - mortgage	55,126	62.21%
Consumer	1,412	0.55%
Total	$153,317	100.01%

Nonperforming Assets

Total nonperforming loans at March 31, 2024, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $13.3 million, or 61.8%, to $34.8 million from $21.5 million at December 31, 2023. Of this total, nonaccrual loans of $34.5 million at March 31, 2024 represented a net increase of $15.1 million from nonaccrual loans at December 31, 2023. The increase in non-performing assets to total assets can be attributed to a single relationship that moved to non-accrual status during the first quarter of 2024. This relationship has been closely monitored and is well-collateralized. Excluding credit card accounts, there were no loans 90 or more days past due and still accruing at March 31, 2024, compared to nine loans totaling $1.9 million at December 31, 2023. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023 were $18.4 million and $40.9 million, respectively.

OREO and repossessed assets at March 31, 2024 were $490,000, a decrease of $505,000, or 50.8%, from $995,000 at December 31, 2023. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$995	$1,208
Transfers from loans and capitalized expenses	90	830
Proceeds from sales	(690)	(44)
Write-downs / net gain (loss) on sales	95	(5)
Balance at end of period	$490	$1,989

The following table summarizes our nonperforming assets at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$20,561	40	$7,217	35
Real estate - construction	142	2	111	1
Real estate - mortgage:
Owner-occupied commercial	8,741	18	7,089	14
1-4 family mortgage	4,507	40	4,426	41
Other mortgage	506	2	506	2
Total real estate - mortgage	13,754	60	12,021	57
Consumer	-	-	-	-
Total Nonaccrual loans:	$34,457	102	$19,349	93

90+ days past due and accruing:
Commercial, financial and agricultural	$351	15	$170	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	1,909	9
Other mortgage	-	-	-	-
Total real estate - mortgage	-	-	1,909	9
Consumer	29	11	105	16
Total 90+ days past due and accruing:	$380	26	$2,184	33

Total Nonperforming Loans:	$34,837	128	$21,533	126

Plus: Other real estate owned and repossessions	490	6	995	7
Total Nonperforming Assets	$35,327	134	$22,528	133

Ratios:
Nonperforming loans to total loans	0.29%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.30%		0.19%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.30%		0.19%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Our total deposits decreased by $522.1 million to $12.75 billion at March 31, 2024 compared to $13.27 billion at December 31, 2023. The decline in our deposits over the last quarter can be partly attributed to our strategic decision to move away from high-cost and non-core deposits. We anticipate long-term sustainable growth in deposits through continued development of market share in our less mature markets and through organic growth in our mature markets.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Non-interest-bearing demand	$2,627,639	20.61%	$2,643,101	19.91%
Interest-bearing demand	2,064,648	16.19%	2,698,430	20.33%
Money market	6,790,561	53.25%	6,669,033	50.24%
Savings	106,703	0.84%	107,227	0.81%
Time deposits, $250,000 and under	317,374	2.49%	424,730	3.20%
Time deposits, over $250,000	844,523	6.62%	730,990	5.51%
	$12,751,448	100.00%	$13,273,511	100.00%

At March 31, 2024 and December 31, 2023, we estimate that we had approximately $8.42 billion and $8.76 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. Included in the total uninsured deposits we estimate that we had approximately $592.7 million and $607.3 million, respectively, in uninsured time deposits. These uninsured deposits represent the portion of deposit accounts that exceed FDIC insurance limits. Included in our uninsured deposits as of March 31, 2024 and December 31, 2023, we estimate that we had approximately $1.97 billion and $2.2 billion, respectively, in public funds. While public fund balances that exceed FDIC limits are uninsured deposits, these deposits are collateralized by securities. The uninsured deposit data for 2024 and 2023 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.35 billion and $1.26 billion at March 31, 2024 and December 31, 2023, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 5.50% for the quarter ended March 31, 2024. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding.  At March 31, 2024, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.91 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $2.76 billion and $2.15 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $3.93 billion in available funding for brokered deposits. Additionally, the Bank had approximately $888.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.  In addition, we have issued debt as described above under “Borrowings” and have various other sources of liquidity as discussed herein. We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding if we are able to maintain our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $15.96 billion and $14.40 billion for the quarters ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024	2023
Sources of Funds:
Deposits:
Non-interest-bearing	15.9%	21.4%
Interest-bearing	64.8	58.3
Federal funds purchased	8.9	9.6
Long term debt and other borrowings	0.4	0.8
Other liabilities	0.6	0.5
Equity capital	9.4	9.4
Total sources	100.0%	100.0%

Uses of Funds:
Loans	73.7%	81.0%
Securities	12.6	12.0
Interest-bearing balances with banks	10.6	3.5
Federal funds sold	0.2	0.4
Other assets	2.9	3.1
Total uses	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at March 31, 2024 was $1.48 billion, or 9.4% of total assets. At December 31, 2023, total stockholders’ equity attributable to us was $1.44 billion, or 8.9% of total assets.

As of March 31, 2024, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below, and not be subject to any written agreement, order, or directive from the FDIC requiring us to maintain a specific capital level for any capital measure. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2024.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III rules a covered banking organization is required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 capital, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer became fully effective on January 1, 2019. As of January 1, 2019, an additional amount of common equity Tier 1 capital equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in capital conservation buffer.

The following table sets forth (i) the capital ratios required by Basel III and prompt corrective action and (ii) our actual ratios, as of March 31, 2024, December 31, 2023 and March 31, 2023:

	Actual		For Basel III Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,508,513	11.07%	$613,067	4.50%	N/A	N/A
ServisFirst Bank	1,566,428	11.50%	613,026	4.50%	$885,481	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,509,013	11.08%	817,422	6.00%	N/A	N/A
ServisFirst Bank	1,566,928	11.50%	817,368	6.00%	1,089,823	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,718,384	12.61%	1,089,896	8.00%	N/A	N/A
ServisFirst Bank	1,723,562	12.65%	1,089,823	8.00%	1,362,279	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,509,013	9.44%	639,651	4.00%	N/A	N/A
ServisFirst Bank	1,566,928	9.80%	639,621	4.00%	799,527	5.00%

As of December 31, 2023:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,473,885	10.91%	$607,690	4.50%	N/A	N/A
ServisFirst Bank	1,535,757	11.37%	607,665	4.50%	$877,738	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,474,385	10.92%	810,253	6.00%	N/A	N/A
ServisFirst Bank	1,536,257	11.38%	810,220	6.00%	1,080,293	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,681,028	12.45%	1,080,338	8.00%	N/A	N/A
ServisFirst Bank	1,690,149	12.52%	1,080,293	8.00%	1,350,366	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,474,385	9.12%	646,710	4.00%	N/A	N/A
ServisFirst Bank	1,536,257	9.50%	646,675	4.00%	808,343	5.00%

As of March 31, 2023:
CET 1 Capital to Risk Weighted Assets:
Consolidated	$1,368,751	10.01%	$615,176	4.50%	N/A	N/A
ServisFirst Bank	1,428,371	10.45%	615,120	4.50%	$888,506	6.50%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	1,369,251	10.02%	820,235	6.00%	N/A	N/A
ServisFirst Bank	1,428,871	10.45%	820,160	6.00%	1,093,546	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,578,208	11.54%	1,093,647	8.00%	N/A	N/A
ServisFirst Bank	1,578,411	11.55%	1,093,546	8.00%	1,366,933	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,369,251	9.49%	576,964	4.00%	N/A	N/A
ServisFirst Bank	1,428,871	9.91%	576,969	4.00%	721,211	5.00%

* this column reflects the minimum capital ratios under Basel III and does not include the 2.5% capital conservation buffer

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial credit arrangements with off-balance sheet risk to meet the financing needs of our customers.  These financial credit arrangements include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit and financial guarantees.  Those credit arrangements involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial credit arrangements. All such credit arrangements bear interest at variable rates and we have no such credit arrangements that bear interest at fixed rates.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2024 are as follows:

March 31, 2024
(In Thousands)
Commitments to extend credit	$3,512,011
Credit card arrangements	406,749
Standby letters of credit	122,415
$4,041,175

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders of $50.0 million for the quarter ended March 31, 2024, compared to net income and net income available to common stockholders of $58.0 million for the first quarter of 2023. The decrease in net income was primarily attributable to a $5.8 million decrease in net interest income during the three months ended March 31, 2024 to $102.5 million, compared to $108.3 million during the same period in 2023.  The decrease in net interest income was primarily attributable to growth in average deposits, which increased by $1.48 billion. Total non-interest income increased by $2.5 million to $8.8 million during the three months ended March 31, 2024 compared to $6.3 million during the same period in 2023. Total non-interest expenses increased by $6.6 million to $46.3 million during the three months ended March 31, 2024 compared to $39.7 million during the same period in 2023.

Basic and diluted earnings per common share were both $0.92 for the three months ended March 31, 2024, compared to $1.07 and $1.06, respectively, in the corresponding period in 2023. Return on average assets for the three months ended March 31, 2024 was 1.26% compared to 1.63% for the corresponding period in 2023, and return on average common stockholders’ equity for the three months ended March 31, 2024 was 13.82% compared to 17.83% for the corresponding period in 2023.

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

Taxable-equivalent net interest income decreased $5.9 million, or 5.4%, to $102.5 million for the three months ended March 31, 2024 compared to $108.4 million for the corresponding period in 2023. This decrease was primarily attributable to a $1.48 billion increase in average deposits, or 12.3%, year-over-year. The taxable-equivalent yield on interest-earning assets increased from 5.27% to 5.88% year-over-year. Loan yields were 6.40% during the first quarter of 2024 compared to 6.32% during the fourth quarter of 2023 and 5.70% during the first quarter of 2023. Investment yields were 3.16% during the first quarter of 2024 compared to 3.08% during the fourth quarter of 2023 and 2.54% during the first quarter of 2023. Average interest-bearing deposit rates were 4.04% during the first quarter of 2024, compared to 4.06% during the fourth quarter of 2023 and 2.68% during the first quarter of 2023. Average federal funds purchased rates were 5.50% during first quarter of 2024, compared to 5.49% during the fourth quarter of 2023 and 4.67% during the first quarter of 2023. The net interest margin in the first quarter of 2024 was 2.66% compared to 2.57% in the fourth quarter of 2023 and 3.15% in the first quarter of 2023.

The Federal Reserve Bank increased their targeted federal funds rate from 4.75 – 5.00% at March 31, 2023 to its current range as of March 31, 2024 of 5.25 – 5.50%. Our cost of funding has increased as a result of deposit pricing pressures resulting from these rate increases.

The following table shows, for the three months ended March 31, 2024 and March 31, 2023, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(In thousands, except Average Yields and Rates)
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,723,391	$186,739	6.41%	$11,632,439	$163,576	5.70%
Tax-exempt (3)	17,605	219	5.00	18,978	157	3.36
Total loans, net of unearned income	11,740,996	186,958	6.40	11,651,417	163,733	5.70
Mortgage loans held for sale	4,770	66	5.57	1,522	24	6.40
Debt securities:					-	-
Taxable	2,013,295	15,922	3.16	1,724,523	10,939	2.54
Tax-exempt (3)	1,296	11	3.40	3,781	23	2.43
Total debt securities (4)	2,014,591	15,933	3.16	1,728,304	10,962	2.54
Federal funds sold	37,298	541	5.83	50,526	614	4.93
Restricted equity securities	10,417	196	7.57	9,919	188	7.69
Interest-bearing balances with banks	1,687,977	23,007	5.48	510,021	5,873	4.67
Total interest-earning assets	$15,496,049	$226,701	5.88%	$13,951,709	$181,394	5.27%
Non-interest-earning assets:
Cash and due from banks	98,813			106,448
Net fixed assets and equipment	60,126			60,617
Allowance for credit losses, accrued interest and other assets	302,592			279,775
Total assets	$15,957,580			$14,398,549

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,339,548	$15,662	2.69%	$1,675,355	$5,151	1.25%
Savings deposits	106,924	468	1.76	134,671	312	0.94
Money market accounts	6,761,495	75,273	4.48	5,756,642	44,978	3.17
Time deposits	1,164,204	12,663	4.37	850,639	5,272	2.51
Total interest-bearing deposits	10,372,171	104,066	4.04	8,417,307	55,713	2.68
Federal funds purchased	1,422,828	19,462	5.50	1,389,217	16,003	4.67
Other borrowings	64,736	685	4.26	114,726	1,305	4.61
Total interest-bearing liabilities	$11,859,735	$124,213	4.21%	$9,921,250	$73,021	2.98%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,550,841			3,086,774
Other liabilities	91,066			72,121
Stockholders' equity	1,503,240			1,358,587
Accumulated other comprehensive loss	(47,302)			(40,183)
Total liabilities and stockholders' equity	$15,957,580			$14,398,549
Net interest income		$102,488			$108,373
Net interest spread			1.67%			2.29%
Net interest margin			2.66%			3.15%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,655 and $3,263 are included in interest income in the first quarter of 2024 and 2023, respectively. Loan fees include accretion of PPP loan fees.
(2)	Amortization of acquired loan premiums of $49 and $38 is included in interest income in 2024 and 2023, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(68,162) and $(57,738) are excluded from the yield calculation in the first quarter of 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$1,381	$21,782	$23,163
Tax-exempt	(12)	74	62
Total loans, net of unearned income	1,369	21,856	23,225
Mortgages held for sale	45	(3)	42
Debt securities:
Taxable	2,066	2,917	4,983
Tax-exempt	(19)	7	(12)
Total debt securities	2,047	2,924	4,971
Federal funds sold	(177)	104	(73)
Restricted equity securities	9	(3)	6
Interest-bearing balances with banks	15,934	1,200	17,134
Total interest-earning assets	19,227	26,078	45,305

Interest-bearing liabilities:
Interest-bearing demand deposits	2,678	7,833	10,511
Savings	(75)	231	156
Money market accounts	9,000	21,295	30,295
Time deposits	2,457	4,934	7,391
Total interest-bearing deposits	14,060	34,293	48,353
Federal funds purchased	414	3,045	3,459
Other borrowed funds	(526)	(94)	(620)
Total interest-bearing liabilities	13,948	37,244	51,192
Increase in net interest income	$5,279	$(11,166)	$(5,887)

Our growth in loans continues to drive favorable volume component change. The rate component was unfavorable as average rates paid on interest-bearing liabilities increased 123 basis points while loan yields increased only 70 basis points. An increase in average equity contributed to a favorable volume component, but was partially offset by a decrease in average non-interest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $4.4 million for the three months ended March 31, 2024, an increase of $171,000 from $4.2 million for the three months ended March 31, 2023. The ACL for at March 31, 2024, December 31, 2023, and March 31, 2023, totaled $155.9 million, $153.3 million, and $149.0 million, or 1.31%, 1.32%, and 1.28% of loans, net of unearned income, respectively.  Annualized net credit charge-offs to quarter-to-date average loans were 0.06% for the first quarter of 2024, a basis point increase compared to 0.05% for the first quarter of 2023.  Nonperforming loans increased to $34.8 million, or 0.29% of total loans, at March 31, 2024 from $21.5 million, or 0.18%, of total loans at December 31, 2023, and increased compared to $17.8 million, or 0.15% of total loans, at March 31, 2023.

Noninterest Income

Noninterest income totaled $8.8 million for the three months ended March 31, 2024, an increase of $2.5 million compared to the corresponding period in 2023. Service charges on deposit accounts increased $216,000, or 11.2%, to $2.2 million for the three months ended March 31, 2024, compared to $1.9 million in the corresponding period in 2023. Mortgage banking revenue increased $236,000, or 53.4%, to $678,000 for the three months ended March 31, 2024, compared to $442,000 in the corresponding period in 2023. Net credit card revenue increased $466,000, or 27.6%, to $2.2 million during the three months ended March 31, 2024, compared to $1.7 million during the three months ended March 31, 2023. Bank-owned life insurance (“BOLI”) income increased $1.6 million, or 99.3%, to $3.2 million for the first quarter of 2024 from $1.6 million in the first quarter of 2023. During the first quarter of 2024, we recognized $1.2 million of income attributed to a death benefit related to a former employee in our BOLI program. Other income for the three months ended March 31, 2024, decreased $36,000, or 5.7%, to $599,000 when compared to the corresponding period in 2023. Merchant service revenue increased $53,000, or 11.7%, to $508,000 for the first quarter of 2024 from $455,000 in the first quarter of 2023.

Changes in our non-interest income, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$2,150	$1,934	$216	11.2%
Mortgage banking	678	442	236	53.4%
Credit cards	2,155	1,689	466	27.6%
Securities gains	-	-	NM	NM
Increase in cash surrender value life insurance	3,231	1,621	1,610	99.3%
Other operating income	599	635	(36)	(5.7)%
Total noninterest income	$8,813	$6,321	$2,492	39.4%

Noninterest Expense

Noninterest expense totaled $46.3 million for the three months ended March 31, 2024, an increase of $6.6 million, or 16.7%, compared to $39.7 million for the same period in 2023. Salary and benefit expense increased $3.9 million, or 20.6%, to $23.0 million for the three months ended March 31, 2024, from $19.1 million for the same period in 2023. The number of FTE employees increased by 32, or 5.6%, to 605 at March 31, 2024 compared to 573 at March 31, 2023, and increased by 14, or 2.4%, from the end of the fourth quarter of 2023. The increase in salary and benefit expense from the first quarter of 2023 was largely due to the normalization of incentives and increased salary expenses due to an increase in FTE employees. Incentives increased approximately $2.8 million, and salaries increased approximately $1.0 million from the first quarter of 2023. Equipment and occupancy expense increased $122,000, or 3.6%, to $3.6 million for the first quarter of 2024 from $3.4 million in the first quarter of 2023. Third party processing and other services expense decreased $118,000, or 1.6%, to $7.2 million for the first quarter of 2024 from $7.3 million in the first quarter of 2023. Professional services expense decreased $190,000, or 11.5%, to $1.5 million for the first quarter of 2024 from $1.7 million in the first quarter of 2023. FDIC and other regulatory assessments increased $2.4 million, or 157.4%, to $3.9 million for the first quarter of 2024 from $1.5 million in the first quarter of 2023. In the fourth quarter of 2023, the FDIC implemented a special assessment to recapitalize the Deposit Insurance Fund resulting in an expense of $7.2 million during the fourth quarter of 2023. The FDIC recapitalization estimate will be periodically adjusted as the FDIC sells assets, satisfies liabilities, and incurs expenses, which resulted in an additional expense of $1.8 million during the first quarter of 2024. Other operating expenses increased $493,000, or 7.4%, to $7.2 million for the first quarter of 2024 from $6.7 million in the first quarter of 2023.

Changes in our non-interest expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(Dollars In Thousands)

Noninterest expense:
Salaries and employee benefits	$22,986	$19,066	$3,920	20.6%
Equipment and occupancy	3,557	3,435	122	3.6%
Third party processing and other services	7,166	7,284	(118)	(1.6)%
Professional services	1,464	1,654	(190)	(11.5)%
FDIC and other regulatory assessments	3,905	1,517	2,388	157.4%
Other real estate owned	30	6	24	400.0%
Other operating expense	7,195	6,702	493	7.4%
Total noninterest expense	$46,303	$39,664	$6,639	16.7%

Income Tax Expense

Income tax expense decreased $2.2 million, or 17.0%, to $10.6 million in the first quarter of 2024, compared to $12.8 million in the first quarter of 2023. Our effective tax rate was 17.5% for the first quarter of 2024 compared to 18.1% for the first quarter of 2023. We recognized an aggregate of $2.2 million in credits during the first quarter of 2024 related to investments in tax credit partnerships, compared to $2.7 million during the first quarter of 2023. We recognized a reduction in provision for income taxes resulting from excess tax benefits from the exercise and vesting of stock options and restricted stock during the first quarters of 2024 and 2023 of $204,000 and $1.1 million, respectively. Our primary permanent differences are related to tax-exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The ACL, valuation of impaired loans and foreclosed real estate, deferred taxes, and fair value of financial instruments are particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable. A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 and 200 basis point shock and ramp scenarios in the first and second year range from -4% to -17%. The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. As of March 31, 2024, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2023. We could experience an increase in the cost of funding our balance sheet. In response to increased inflationary pressures the Federal Reserve increased their targeted federal funds rate from 0 – 0.25% to 4.75 – 5.00% since March of 2022. Such rate increases could lead to us further increasing rates on our deposits and short-term borrowings. We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2024. Based upon the Evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2024.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit:
	3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2023).
	3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed on June 28, 2016).
	3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).
	4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).
	4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).
	31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
	31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
	32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
	32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: May 8, 2024	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 8, 2024	By	/s/ Kirk P. Pressley
Kirk P. Pressley
Chief Financial Officer