Form 10-Q
period 2024-06-30
ServisFirst Bancshares, Inc.
filed 2024-08-05
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2024
Common stock, $.001 par value	54,529,826

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$135,711	$123,430
Interest-bearing balances due from depository institutions	1,129,922	1,907,083
Federal funds sold	11,132	100,575
Cash and cash equivalents	1,276,765	2,131,088
Available-for-sale debt securities, at fair value	1,174,386	900,183
Held-to-maturity debt securities (fair value of $684,234 and $907,191, respectively)	767,255	982,664
Restricted equity securities	11,300	10,226
Mortgage loans held for sale	11,174	5,074
Loans	12,332,780	11,658,829
Less allowance for credit losses	(158,092)	(153,317)
Loans, net	12,174,688	11,505,512
Premises and equipment, net	59,200	59,324
Accrued interest and dividends receivable	62,936	59,181
Deferred tax asset, net	62,321	62,918
Other real estate owned and repossessed assets	1,458	995
Bank owned life insurance contracts	296,042	292,759
Goodwill	13,615	13,615
Other assets	138,672	106,129
Total assets	$16,049,812	$16,129,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,475,415	$2,643,101
Interest-bearing	10,783,977	10,630,410
Total deposits	13,259,392	13,273,511
Federal funds purchased	1,097,154	1,256,724
Other borrowings	64,739	64,735
Accrued interest and dividends payable	25,293	27,545
Other liabilities	92,658	66,748
Total liabilities	14,539,236	14,689,263
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2024 and December 31, 2023
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,521,479 shares issued and outstanding at June 30, 2024; and 54,461,580 shares issued and outstanding at December 31, 2023	54	54
Additional paid-in capital	234,495	232,605
Retained earnings	1,322,048	1,254,841
Accumulated other comprehensive loss	(46,521)	(47,595)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,510,076	1,439,905
Noncontrolling interest	500	500
Total stockholders' equity	1,510,576	1,440,405
Total liabilities and stockholders' equity	$16,049,812	$16,129,668

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$194,300	$171,718	$381,278	$335,450
Taxable securities	16,158	11,570	32,137	22,465
Nontaxable securities	9	17	18	38
Federal funds sold	538	227	1,079	841
Other interest and dividends	16,535	6,124	39,738	12,184
Total interest income	227,540	189,656	454,250	370,978
Interest expense:
Deposits	104,671	71,971	208,737	127,684
Borrowed funds	16,994	16,434	37,143	33,742
Total interest expense	121,665	88,405	245,880	161,426
Net interest income	105,875	101,251	208,370	209,552
Provision for credit losses	5,353	6,654	9,721	10,851
Net interest income after provision for credit losses	100,522	94,597	198,649	198,701
Noninterest income:
Service charges on deposit accounts	2,293	2,142	4,443	4,076
Mortgage banking	1,379	696	2,057	1,138
Credit card income	2,333	2,406	4,488	4,095
Bank-owned life insurance income	2,058	2,496	5,289	4,117
Other operating income	828	842	1,427	1,477
Total noninterest income	8,891	8,582	17,704	14,903
Noninterest expenses:
Salaries and employee benefits	24,213	18,795	47,199	37,861
Equipment and occupancy expense	3,567	3,421	7,124	6,856
Third party processing and other services	7,465	6,198	14,631	13,482
Professional services	1,741	1,580	3,205	3,234
FDIC and other regulatory assessments	2,202	2,242	6,107	3,759
Other real estate owned expense	7	6	37	12
Other operating expenses	3,623	6,224	10,818	12,926
Total noninterest expenses	42,818	38,466	89,121	78,130
Income before income taxes	66,595	64,713	127,232	135,474
Provision for income taxes	14,459	11,245	25,070	24,035
Net income	52,136	53,468	102,162	111,439
Dividends on preferred stock	31	31	31	31
Net income available to common stockholders	$52,105	53,437	102,131	111,408
Basic earnings per common share	$0.96	$0.98	$1.87	$2.05
Diluted earnings per common share	$0.95	$0.98	$1.87	$2.04

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$52,136	$53,468	$102,162	$111,439
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $65 and $(5,182) for the three ended June 30, 2024 and 2023, respectively, and $2,437 and $(5,403) for the six months ended June 30, 2024 and 2023, respectively	205	(15,455)	1,344	(16,122)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(45) and $(51) for the three ended June 30, 2024 and 2023, respectively, and $(82) and $(96) for the six months ended June 30, 2024 and 2023, respectively	(134)	(158)	(270)	(287)
Other comprehensive income (loss), net of tax	71	(15,613)	1,074	(16,409)
Comprehensive income	$52,207	$37,855	$103,236	$95,030

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2023	54,398,025	$-	$54	$229,631	$1,152,681	$(43,049)	$500	$1,339,817
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	41	-	-	41
Issue restricted shares pursuant to stock incentives, net of forfeitures	16,555	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	10,453	-	-	168	-	-	-	168
2,247 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(122)	-	-	-	(122)
Stock-based compensation expense	-	-	-	982	-	-	-	982
Other comprehensive loss, net of tax	-	-	-	-	-	(15,613)	-	(15,613)
Net income	-	-	-	-	53,468	-	-	53,468
Balance, June 30, 2023	54,425,033	$-	$54	$230,659	$1,190,920	$(58,662)	$500	$1,363,471

Balance, April 1, 2024	54,507,778	$-	$54	$233,560	$1,286,245	$(46,592)	$500	$1,473,767
Common dividends declared, $0.30 per share	-	-	-	-	(16,356)	-	-	(16,356)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	54	-	-	54
Issue restricted shares pursuant to stock incentives, net of forfeitures	2,113	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	11,588	-	-	238	-	-	-	238
3,162 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(182)	-	-	-	(182)
Stock-based compensation expense	-	-	-	879	-	-	-	879
Other comprehensive income, net of tax	-	-	-	-	-	71	-	71
Net income	-	-	-	-	52,136	-	-	52,136
Balance, June 30, 2024	54,521,479	$-	$54	$234,495	$1,322,048	$(46,521)	$500	$1,510,576

	Six Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2023	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.28 per share	-	-	-	-	(15,233)	-	-	(15,233)
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	82	-	-	82
Issue restricted shares pursuant to stock incentives, net of forfeitures	37,268	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	61,238	-	-	1,014	-	-	-	1,014
26,462 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,838)	-	-	-	(1,838)
Stock-based compensation expense	-	-	-	1,790	-	-	-	1,790
Other comprehensive loss, net of tax	-	-	-	-	-	(16,409)	-	(16,409)
Net income	-	-	-	-	111,439	-	-	111,439
Balance, June 30, 2023	54,425,033	$-	$54	$230,659	$1,190,920	$(58,662)	$500	$1,363,471

Balance, January 1, 2024	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-	-	-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580	-	54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends paid, $0.30 per share	-	-	-	-	(16,353)	-	-	(16,353)
Common dividends declared, $0.30 per share	-	-	-	-	(16,356)	-	-	(16,356)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	54	-	-	54
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,025	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	17,874	-	-	369	-	-	-	369
5,176 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(315)	-	-	-	(315)
Stock-based compensation expense	-	-	-	1,836	-	-	-	1,836
Other comprehensive income, net of tax	-	-	-	-	-	1,074	-	1,074
Net income	-	-	-	-	102,162	-	-	102,162
Balance, June 30, 2024	54,521,479	$-	$54	$234,495	$1,322,048	$(46,521)	$500	$1,510,576

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$102,162	$111,439
Adjustments to reconcile net income to net cash provided by operations
Deferred tax benefit	596	312
Provision for credit losses	9,721	10,851
Depreciation	2,239	2,142
Accretion on acquired loans	96	98
Amortization of investments in tax credit partnerships	4,807	6,540
Net (accretion) amortization of debt securities available-for-sale	(311)	226
Increase in accrued interest and dividends receivable	(3,755)	(1,761)
Stock-based compensation expense	1,836	1,790
(Decrease) increase in accrued interest and dividends payable	(2,252)	4,446
Proceeds from sale of mortgage loans held for sale	89,460	51,674
Originations of mortgage loans held for sale	(93,502)	(52,910)
Gain on sale of mortgage loans held for sale	(2,058)	(1,138)
Net gain (loss) on sale of other real estate owned and repossessed assets	(95)	(5)
Increase in cash surrender value of life insurance contracts	(2,058)	(4,117)
Net change in other assets, liabilities, and other operating activities	(5,162)	(36,094)
Net cash provided by operating activities	101,724	93,493
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(641,347)	(414,056)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	367,459	46,203
Purchases of debt securities held-to-maturity	(45,472)	(48,723)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	260,881	25,155
Purchases of restricted equity securities	(1,074)	(12,750)
Proceeds from sale of restricted equity securities	-	13,177
Investment in tax credit partnerships and SBIC	(8,800)	(5,817)
Return of capital from tax credit partnerships and SBIC	139	-
(Increase) decrease in loans	(680,141)	77,363
Purchases of premises and equipment	(2,115)	(1,947)
Proceeds from sale of other real estate owned and repossessed assets	780	158
Net cash used in investing activities	(749,690)	(321,237)
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(167,686)	(466,245)
Net increase in interest-bearing deposits	153,567	1,207,659
Net decrease in federal funds purchased	(159,570)	(320,732)
FHLB advances	-	300,000
Repayment of FHLB advances	-	(300,000)
Proceeds from exercise of stock options	369	1,014
Taxes paid in net settlement of tax obligation upon exercise of stock options	(315)	(1,838)
Dividends paid on common stock	(32,691)	(30,444)
Dividends paid on preferred stock	(31)	(31)
Net cash (used in) provided by financing activities	(206,357)	389,383
Net (decrease) increase in cash and cash equivalents	(854,323)	161,639
Cash and cash equivalents at beginning of period	2,131,088	816,053
Cash and cash equivalents at end of period	$1,276,765	$977,692
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$248,132	$156,980
Income taxes	27,134	46,968
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,148	$737
Dividends on nonvested restricted stock reclassified as compensation expense	55	41
Dividends declared	16,356	15,239

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and six month periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,516,638	54,411,016	54,503,829	54,385,775
Net income available to common stockholders	$52,105	$53,437	$102,131	$111,408
Basic earnings per common share	$0.96	$0.98	$1.87	$2.05

Weighted average common shares outstanding	54,516,638	54,411,016	54,503,829	54,385,775
Dilutive effects of assumed exercise of stock options and vesting of performance shares	92,041	109,214	98,203	141,542
Weighted average common and dilutive potential common shares outstanding	54,608,679	54,520,230	54,602,032	54,527,317
Net income available to common stockholders	$52,105	$53,437	$102,131	$111,408
Diluted earnings per common share	$0.95	$0.98	$1.87	$2.04

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2024	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury Securities	$609,123	$38	$(340)	$608,821
Mortgage-backed securities	268,557	1	(27,195)	241,363
State and municipal securities	11,140	1	(1,162)	9,979
Corporate debt	350,692	-	(36,469)	314,223
Total	$1,239,512	$40	$(65,166)	$1,174,386
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$274,270	$-	$(23,932)	$250,338
Mortgage-backed securities	484,911	18	(58,379)	426,550
State and municipal securities	8,074	-	(728)	7,346
Total	$767,255	$18	$(83,039)	$684,234

December 31, 2023
Debt Securities Available-for-Sale
U.S. Treasury Securities	$340,556	$251	$-	$340,807
Mortgage-backed securities	241,458	6	(25,979)	215,485
State and municipal securities	11,400	1	(1,178)	10,223
Corporate debt	375,676	-	(42,009)	333,667
Total	$969,090	$258	$(69,166)	$900,183
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$508,985	$-	$(24,718)	$484,267
Mortgage-backed securities	465,615	3	(50,025)	415,593
State and municipal securities	8,063	-	(732)	7,331
Total	$982,664	$3	$(75,475)	$907,191

The amortized cost and fair value of debt securities as of June 30, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$566,771	$566,467	$350,400	$350,396
Due from one to five years	116,025	111,359	70,016	67,334
Due from five to ten years	285,159	252,915	304,216	264,893
Due after ten years	3,000	2,282	3,000	2,076
Mortgage-backed securities	268,557	241,363	241,458	215,485
	$1,239,512	$1,174,386	$969,090	$900,183

Debt securities held-to-maturity
Due within one year	$25,225	$25,176	$260,047	$257,835
Due from one to five years	253,830	229,634	203,481	185,741
Due from five to ten years	3,289	2,874	53,521	48,022
Mortgage-backed securities	484,911	426,550	465,615	415,593
	$767,255	$684,234	$982,664	$907,191

All mortgage-backed securities are with government-sponsored enterprises such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law as of June 30, 2024 and December 31, 2023 was $1.59 billion and $1.49 billion, respectively. The increase in pledged investment is due to increases in public funds balances deposited with the Bank during the second quarter of 2024.

The following table identifies, as of June 30, 2024 and December 31, 2023, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2024
Debt Securities available-for-sale
U.S. Treasury Securities	$(340)	$164,413	$-	$-	$(340)	$164,413
Mortgage-backed securities	(87)	46,401	(27,108)	194,850	(27,195)	241,251
State and municipal securities	-	-	(1,162)	9,533	(1,162)	9,533
Corporate debt	(2,634)	20,786	(33,836)	293,437	(36,469)	314,223
Total	$(3,061)	$231,600	$(62,106)	$497,820	$(65,166)	$729,420
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(23,932)	$250,340	$(23,932)	$250,339
Mortgage-backed securities	(564)	41,186	(57,815)	378,928	(58,379)	420,114
State and municipal securities	-	-	(728)	7,096	(728)	7,096
Total	$(564)	$41,186	$(82,475)	$636,364	$(83,039)	$677,549

December 31, 2023
Debt Securities available-for-sale
U.S. Treasury Securities	$-	$-	$-	$-	$-	$-
Government Agency Securities	-	-	-	-	-	-
Mortgage-backed securities	(6)	704	(25,973)	214,393	(25,979)	215,097
State and municipal securities	-	-	(1,178)	9,777	(1,178)	9,777
Corporate debt	(794)	15,141	(41,214)	311,666	(42,009)	326,807
Total	$(801)	$15,845	$(68,365)	$535,836	$(69,166)	$551,681
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(24,718)	$484,267	$(24,718)	$484,267
Mortgage-backed securities	(1)	430	(50,024)	411,585	(50,025)	412,015
State and municipal securities	-	-	(732)	7,081	(732)	7,081
Total	$(1)	$430	$(75,474)	$902,933	$(75,475)	$903,363

At June 30, 2024 and 2023, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2024 and 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at June 30, 2024 and 2023. All debt securities in an unrealized loss position as of June 30, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(Dollars In Thousands)

Commercial, financial and agricultural	$2,935,577	$2,823,986
Real estate - construction	1,510,677	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,399,644	2,257,163
1-4 family mortgage	1,350,428	1,249,938
Other mortgage	4,072,007	3,744,346
Subtotal: Real estate - mortgage	7,822,079	7,251,447
Consumer	64,447	63,777
Total Loans	12,332,780	11,658,829
Less: Allowance for credit losses	(158,092)	(153,317)
Net Loans	$12,174,688	$11,505,512

Commercial, financial and agricultural	23.80%	24.22%
Real estate - construction	12.25%	13.03%
Real estate - mortgage:
Owner-occupied commercial	19.46%	19.36%
1-4 family mortgage	10.95%	10.72%
Other mortgage	33.03%	32.12%
Subtotal: Real estate - mortgage	63.43%	62.20%
Consumer	0.52%	0.55%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2024:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$390,883	$219,953	$404,844	$323,452	$102,767	$222,767	$1,167,822	$370	$2,832,858
Special Mention	699	376	1,740	4,995	4,092	6,358	22,752	-	41,012
Substandard - accruing	2,604	1,295	1,312	1,513	413	26,317	7,032	-	40,486
Substandard -Non-accrual	429	2,574	226	2,441	395	12,567	2,589	-	21,221
Total Commercial, financial and agricultural	$394,615	$224,198	$408,122	$332,401	$107,667	$268,009	$1,200,195	$370	$2,935,577
Current-period gross write-offs	$-	$1,002	$-	$-	$675	$2,548	$972	$-	$5,197

Real estate - construction
Pass	$126,125	$273,888	$737,590	$227,956	$49,963	$19,286	$72,308	$-	$1,507,116
Special Mention	-	590	-	-	-	-	-	-	590
Substandard - accruing	-	-	1,998	-	-	973	-	-	2,971
Total Real estate - construction	$126,125	$274,478	$739,588	$227,956	$49,963	$20,259	$72,308	$-	$1,510,677

Owner-occupied commercial
Pass	$164,537	$182,089	$512,548	$513,998	$280,086	$644,086	$56,278	$824	$2,354,446
Special Mention	-	1,774	7,594	775	7,658	10,160	-	-	27,961
Substandard - accruing	-	417	1,158	6,797	-	2,460	-	-	10,832
Substandard -Non-accrual	-	-	-	-	-	6,405	-	-	6,405
Total Owner-occupied commercial	$164,537	$184,280	$521,300	$521,570	$287,744	$663,111	$56,278	$824	$2,399,644
Current-period gross write-offs	$-	$-	$-	$100	$-	$-	$-	$-	$100

1-4 family mortgage
Pass	$154,079	$148,882	$357,692	$210,230	$73,716	$92,343	$297,858	$-	$1,334,800
Special Mention	-	549	258	2,477	913	4,214	1,176	-	9,587
Substandard - accruing	-	-	-	-	-	420	293	-	713
Substandard -Non-accrual	-	401	344	858	871	1,471	1,383	-	5,328
Total 1-4 family mortgage	$154,079	$149,832	$358,294	$213,565	$75,500	$98,448	$300,710	$-	$1,350,428
Current-period gross write-offs	$-	$-	$19	$62	$-	$5	$-	$-	$86

Other mortgage
Pass	$245,532	$161,591	$1,276,730	$1,097,461	$421,990	$745,569	$98,279	$246	$4,047,398
Special Mention	-	-	5,024	875	-	3,439	-	-	9,338
Substandard - accruing	-	-	4,976	-	-	9,797	-	-	14,773
Substandard -Non-accrual	-	-	-	-	-	498	-	-	498
Total Other mortgage	$245,532	$161,591	$1,286,730	$1,098,336	$421,990	$759,303	$98,279	$246	$4,072,007

Consumer
Pass	$24,311	$4,034	$3,056	$1,863	$1,391	$3,692	$26,026	$-	$64,373
Special Mention	-	-	-	-	-	22	-	-	22
Substandard - accruing	-	-	-	-	-	-	50	-	50
Substandard -Non-accrual	-	-	-	-	-	2	-	-	2
Total Consumer	$24,311	$4,034	$3,056	$1,863	$1,391	$3,716	$26,076	$-	$64,447
Current-period gross write-offs	$-	$8	$-	$-	$-	$24	$174	$-	$206

Total Loans
Pass	$1,105,467	$990,437	$3,292,460	$2,374,960	$929,913	$1,727,743	$1,718,571	$1,440	$12,140,991
Special Mention	699	3,289	14,616	9,122	12,663	24,193	23,928	-	88,510
Substandard - accruing	2,604	1,712	9,444	8,310	413	39,967	7,375	-	69,825
Substandard -Non-accrual	429	2,975	570	3,299	1,266	20,943	3,972	-	33,454
Total Loans	$1,109,199	$998,413	$3,317,090	$2,395,691	$944,255	$1,812,846	$1,753,846	$1,440	$12,332,780
Current-period gross write-offs	$-	$1,010	$19	$162	$675	$2,577	$1,146	$-	$5,589

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2023 were as follows:

December 31, 2023	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$341,335	$455,281	$354,034	$162,543	$100,032	$151,527	$1,161,324	$491	$2,726,567
Special Mention	4,275	1,982	5,105	5,765	1,320	3,549	21,769	7	43,772
Substandard - accruing	1,410	-	2,830	368	9,501	27,962	4,360	-	46,431
Substandard -Non-accrual	-	2	767	206	-	3,336	2,905	-	7,216
Total Commercial, financial and agricultural	$347,020	$457,265	$362,736	$168,882	$110,853	$186,374	$1,190,358	$498	$2,823,986
Current-period gross write-offs	$1,213	$4,690	$2,531	$779	$4	$2,014	$1,998	$-	$13,229

Real estate - construction
Pass	$216,745	$874,903	$283,012	$49,668	$4,866	$16,558	$72,156	$-	$1,517,908
Special Mention	589	-	-	-	-	-	-	-	589
Substandard - accruing	-	33	-	-	-	978	-	-	1,011
Substandard -Non-accrual	-	-	-	-	-	-	-	111	111
Total Real estate - construction	$217,334	$874,936	$283,012	$49,668	$4,866	$17,536	$72,156	$111	$1,519,619
Current-period gross write-offs	$-	$-	$19	$-	$-	$-	$-	$89	$108

Owner-occupied commercial
Pass	$148,915	$478,364	$517,667	$300,978	$181,864	$512,752	$64,170	$844	$2,205,554
Special Mention	5,369	1,411	7,705	8,317	8,530	7,539	-	-	38,871
Substandard - accruing	1,358	-	-	-	-	4,292	-	-	5,650
Substandard -Non-accrual	-	-	-	-	2,329	4,759	-	-	7,088
Total Owner-occupied commercial	$155,642	$479,775	$525,372	$309,295	$192,723	$529,342	$64,170	$844	$2,257,163
Current-period gross write-offs	$-	$-	$-	$-	$117	$-	$-	$-	$117

1-4 family mortgage
Pass	$166,927	$376,964	$228,183	$75,104	$40,697	$61,046	$286,066	$-	$1,234,987
Special Mention	574	721	2,504	1,009	3,865	439	727	-	9,839
Substandard - accruing	-	-	-	-	-	425	261	-	686
Substandard -Non-accrual	155	380	741	572	877	901	800	-	4,426
Total 1-4 family mortgage	$167,656	$378,065	$231,428	$76,685	$45,439	$62,811	$287,854	$-	$1,249,938
Current-period gross write-offs	$-	$40	$-	$-	$-	$14	$-	$-	$54

Other mortgage
Pass	$162,418	$1,119,609	$1,106,055	$448,781	$249,059	$540,325	$100,516	$247	$3,727,010
Special Mention	-	-	-	-	-	-	850	-	850
Substandard - accruing	-	4,975	-	-	-	11,005	-	-	15,980
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$162,418	$1,124,584	$1,106,055	$448,781	$249,189	$551,706	$101,366	$247	$3,744,346
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Consumer	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Current-period gross write-offs	$-	$-	$-	$-	$4	$49	$1,020	$-	$1,073

Total Loans
Pass	$1,058,567	$3,309,011	$2,493,493	$1,038,868	$577,813	$1,284,895	$1,711,574	$1,582	$11,475,803
Special Mention	10,807	4,114	15,314	15,091	13,715	11,527	23,346	7	93,921
Substandard - accruing	2,768	5,008	2,830	368	9,501	44,662	4,621	-	69,758
Substandard -Non-accrual	155	382	1,508	778	3,336	9,372	3,705	111	19,347
Total Loans	$1,072,297	$3,318,515	$2,513,145	$1,055,105	$604,365	$1,350,456	$1,743,246	$1,700	$11,658,829
Current-period gross write-offs	$1,213	$4,730	$2,550	$779	$125	$2,077	$3,018	$89	$14,581

Loans by performance status as of June 30, 2024 and December 31, 2023 were as follows:

June 30, 2024	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,913,771	$21,806	$2,935,577
Real estate - construction	1,510,677	-	1,510,677
Real estate - mortgage:
Owner-occupied commercial	2,393,239	6,405	2,399,644
1-4 family mortgage	1,344,233	6,195	1,350,428
Other mortgage	4,071,509	498	4,072,007
Total real estate mortgage	7,808,981	13,098	7,822,079
Consumer	64,415	32	64,447
Total	$12,297,844	$34,936	$12,332,780

December 31, 2023	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,816,599	$7,387	$2,823,986
Real estate - construction	1,519,508	111	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,250,074	7,089	2,257,163
1-4 family mortgage	1,243,603	6,335	1,249,938
Other mortgage	3,743,840	506	3,744,346
Total real estate mortgage	7,237,517	13,930	7,251,447
Consumer	63,672	105	63,777
Total	$11,637,296	$21,533	$11,658,829

Loans by past due status as of June 30, 2024 and December 31, 2023 were as follows:

June 30, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$10,049	$2,941	$585	$13,575	$21,221	$2,900,781	$2,935,577	$13,636
Real estate - construction	590	-	-	590	-	1,510,087	1,510,677	-
Real estate - mortgage:
Owner-occupied commercial	3,127	81	-	3,208	6,405	2,390,031	2,399,644	6,404
1-4 family mortgage	1,220	2,863	867	4,950	5,328	1,340,150	1,350,428	2,624
Other mortgage	-	5,459	-	5,459	498	4,066,050	4,072,007	498
Total real estate - mortgage	4,347	8,403	867	13,617	12,231	7,796,231	7,822,079	9,526
Consumer	96	35	30	161	2	64,284	64,447	2
Total	$15,082	$11,379	$1,482	$27,943	$33,454	$12,271,383	$12,332,780	$23,164

December 31, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$3,418	$3,718	$170	$7,306	$7,217	$2,809,463	$2,823,986	$5,028
Real estate - construction	-	34	-	34	111	1,519,474	1,519,619	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	7,089	2,250,074	2,257,163	7,089
1-4 family mortgage	540	4,920	1,909	7,369	4,426	1,238,143	1,249,938	1,224
Other mortgage	676	10,703	-	11,379	506	3,732,461	3,744,346	506
Total real estate - mortgage	1,216	15,623	1,909	18,748	12,021	7,220,678	7,251,447	8,819
Consumer	58	31	105	194	-	63,583	63,777	-
Total	$4,692	$19,406	$2,184	$26,282	$19,349	$11,613,198	$11,658,829	$13,847

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards. C&I revolving lines of credit and credit cards are members of the Commercial, financial and agricultural and Consumer portfolios, respectively. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At June 30, 2024 and December 31, 2023, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects the national unemployment rate to fall and the national GDP growth rate to rise compared to the December 31, 2023 forecast.

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

The following table presents changes in the ACL, segregated by loan type, for the three and six months ended June 30, 2024 and 2023.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2024
Allowance for credit losses:
Balance at April 1, 2024	$51,022	$45,689	$57,640	$1,541	$155,892
Charge-offs	(3,355)	-	(119)	(108)	(3,582)
Recoveries	406	8	-	15	429
Provision	8,143	(5,247)	2,163	294	5,353
Balance at June 30, 2024	$56,216	$40,450	$59,684	$1,742	$158,092

	Three Months Ended June 30, 2023
Allowance for credit losses:
Balance at April 1, 2023	$42,895	$40,483	$63,157	$2,430	$148,965
Charge-offs	(4,358)	-	(131)	(111)	(4,600)
Recoveries	1,232	-	-	21	1,253
Provision	3,696	(40)	3,211	(213)	6,654
Balance at June 30, 2023	$43,465	$40,443	$66,237	$2,127	$152,272

	Six Months Ended June 30, 2024
Allowance for credit losses:
Balance at January 1, 2024	$52,121	$44,658	$55,126	$1,412	$153,317
Charge-offs	(5,197)	-	(186)	(206)	(5,589)
Recoveries	605	8	6	24	643
Provision	8,687	(4,216)	4,738	512	9,721
Balance at June 30, 2024	$56,216	$40,450	$59,684	$1,742	$158,092

	Six Months Ended June 30, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(5,615)	-	(157)	(501)	(6,273)
Recoveries	1,360	3	1	32	1,396
Provision	4,890	(2,449)	7,740	670	10,851
Balance at June 30, 2023	$43,465	$40,443	$66,237	$2,127	$152,272

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The ACL on unfunded commitments was $1.1 million at June 30, 2024 and $575,000 at December 31, 2023. Provision expense was $336,000 and $503,000 for the three and six months ended June 30, 2024, respectively, and there was no provision expense for the three and six months ended June 30, 2023, respectively.

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

		Accounts				ACL
June 30, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,482	$4,003	$3,852	$34,354	$61,691	$19,044
Real estate - construction	2,000	-	-	972	2,972	-
Real estate - mortgage:
Owner-occupied commercial	17,288	-	-	-	17,288	-
1-4 family mortgage	14,784	-	-	-	14,784	83
Other mortgage	4,837	-	854	779	6,470	587
Total real estate - mortgage	36,909	-	854	779	38,542	670
Consumer	-	-	2	50	52	50
Total	$58,391	$4,003	$4,708	$36,155	$103,257	$19,764

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,266	$7,240	$2,126	$24,016	$53,648	$16,189
Real estate - construction	145	-	-	978	1,123	1
Real estate - mortgage:
Owner-occupied commercial	12,038	-	-	698	12,736	475
1-4 family mortgage	15,694	-	-	-	15,694	1,058
Other mortgage	5,062	-	-	800	5,862	603
Total real estate - mortgage	32,794	-	-	1,498	34,292	2,136
Consumer	-	-	-	-	-	-
Total	$53,205	$7,240	$2,126	$26,492	$89,063	$18,326

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$6,964	$1,014	$7,978	0.06%
Owner-occupied commercial	637	1,158	1,795	0.01%
1-4 family mortgage	-	43	43	-%
Total	$7,601	$2,215	$9,816	0.08%

	Six Months Ended June 30, 2024
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$9,363	$1,014	$10,377	0.08%
Real estate - construction	973	-	973	0.01%
Owner-occupied commercial	2,109	1,158	3,267	0.03%
1-4 family mortgage	420	43	463	-%
Other mortgage	9,797	-	9,797	0.08%
Total	$22,662	$2,215	$24,877	0.20%

	Three months ended June 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$2,855	$-	$2,855	0.02%
Owner-occupied commercial	2,511	-	2,511	0.02%
Total	$5,366	$-	$5,366	0.05%

	Six months ended June 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$29,556	$-	$29,556	0.25%
Owner-occupied commercial	2,511	701	3,212	0.03%
1-4 family mortgage	210	-	210	-%
Other mortgage	11,258	359	11,617	0.10%
Total	$43,535	$1,060	$44,595	0.38%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	2 to 60	$125
Real estate - construction	-	-
Owner-occupied commercial	5 to 60	16
1-4 family mortgage	121	2
Other mortgage	-	-

	Six Months Ended June 30, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	2 to 60	$125
Real estate - construction	12	-
Owner-occupied commercial	5 to 60	16
1-4 family mortgage	12 to 121	2
Other mortgage	11	-

Three Months Ended June 30, 2023
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	9 to 65	$-
Real estate - construction	-	-
Owner-occupied commercial	9 to 60	-
1-4 family mortgage	-	-
Other mortgage	-	-

	Six Months Ended June 30, 2023
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 65	$-
Real estate - construction	-	-
Owner-occupied commercial	3 to 60	49
1-4 family mortgage	3	-
Other mortgage	3 to 36	59

No loans modified on or after June 30, 2023 were past due greater than 30 days or on non-accrual as of June 30, 2024.

As of June 30, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2024 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. Adjustments have been made to both the three months and six months ended June 30, 2023 tables, due to the refinement of our policy surrounding the definition of borrowers experiencing financial difficulty.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 15 years. At June 30, 2024, the Company had lease right-of-use assets and lease liabilities totaling $24.5 million and $26.5 million, respectively, compared to $26.5 million and $27.4 million, respectively, at December 31, 2023 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

June 30, 2024
(In Thousands)
2024 (remaining)	$2,759
2025	5,362
2026	4,509
2027	3,946
2028	3,098
thereafter	12,086
Total lease payments	31,760
Less: imputed interest	(5,246)
Present value of operating lease liabilities	$26,514

As of June 30, 2024, the weighted average remaining term of operating leases is 7.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.74%.

Operating cash outflows related to leases were $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively.

Lease costs during the three and six months ended June 30, 2024 and June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating lease cost	$1,401	$1,269
Short-term lease cost	-	-
Variable lease cost	220	192
Sublease income	(5)	(8)
Net lease cost	$1,616	$1,453

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$2,795	$2,499
Short-term lease cost	-	-
Variable lease cost	433	383
Sublease income	(11)	(16)
Net lease cost	$3,217	$2,866

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $879,000 and $1.8 million for the three and six months ended June 30, 2024, respectively, and $982,000 and $1.8 million for the three and six months ended June 30, 2023, respectively.

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

There have not been any grants of stock options since October of 2019.

The following table summarizes stock option activity during the six months ended June 30, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2024:
Outstanding at January 1, 2024	165,800	$24.35	2.9	$7,211
Exercised	(23,050)	16.20	0.7	6,261
Outstanding at June 30, 2024	142,750	$25.67	2.6	$5,507

Exercisable at June 30, 2024	127,250	$23.54	2.0	$5,014

Six Months Ended June 30, 2023:
Outstanding at January 1, 2023	280,000	$19.43	3.0	$14,088
Exercised	(87,700)	12.04	1.0	2,533
Forfeited	(1,000)	34.09	5.6	7
Outstanding at June 30, 2023	191,300	$22.65	3.4	$6,235

Exercisable at June 30, 2023	137,800	$16.83	1.9	$3,432

As of June 30, 2024, there was $19,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized on the straight-line method over the next three months.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2024, there was $4.9 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.0 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain market conditions. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date. As of June 30, 2024, there was $1.0 million of total unrecognized compensation cost related to non-vested performance shares. As of June 30, 2024, non-vested performance shares had a weighted average remaining time to vest of 2.0 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2024:
Non-vested at January 1, 2024	158,298	$58.08	31,944	$58.25
Granted	27,361	66.72	8,894	67.90
Vested	(45,619)	45.49	(18,653)	37.05
Forfeited	(3,989)	71.34	(2,318)	72.18
Non-vested at June 30, 2024	136,051	$63.65	19,867	$80.85

Six Months Ended June 30, 2023:
Non-vested at January 1, 2023	141,580	$56.39	23,852	$54.16
Granted	47,309	60.40	8,091	70.29
Vested	(29,852)	52.27	-	-
Forfeited	(10,041)	63.90	-	-
Non-vested at June 30, 2023	148,996	$57.98	31,943	$58.25

NOTE 8 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments with customers related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2024 and December 31, 2023 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments expanded the permitted use of the proportional amortization method, which was previously only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. ASU 2023-02 was adopted on a modified retrospective basis of transition or, for certain changes, a prospective basis.  The Company had not completed its analysis of the individual credits by the filing date of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, but had determined the policy election did not have a material impact on the consolidated financial statements. To correct an immaterial error, activity for the three months ended March 31, 2024, under the proportional amortization method has been recorded in the three months ended June 30, 2024. As a result, the six months ending June 30, 2024, accurately present the results for that period under the proportional amortization method. During the second quarter, the analysis was completed and a reduction to retained earnings as of January 1, 2024, of $2.3 million was recorded.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of June 30, 2024 was 0% to 75% and 29%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 0% to 66% and 25% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $4.8 million and $5.8 million during the three and six months ended June 30, 2024, respectively, and $4.1 million and $6.3 million during the three and six months ended June 30, 2023, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of June 30, 2024 was 10% to 100% and 27%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 25% to 100% and 38.3%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $1,000 and $96,000 was recognized for the three and six months ended June 30, 2024, respectively, and $5,000 for the three and six months ended June 30, 2023. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were four residential real estate loans with a balance of $529,000 foreclosed and classified as OREO as of June 30, 2024, compared to three residential real estate loan foreclosures for $360,000 as of December 31, 2023.

Four residential real estate loans totaling $426,000 were in the process of being foreclosed as of June 30, 2024. There were three residential real estate loans for $292,000 that were in the process of being foreclosed as of December 31, 2023.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. There were no liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$608,821	$-	$-	$608,821
Mortgage-backed securities	-	241,363	-	241,363
State and municipal securities	-	9,979	-	9,979
Corporate debt	-	314,223	-	314,223
Total available-for-sale debt securities	608,821	565,565	-	1,174,386
Total assets at fair value	$608,821	$565,565	$-	$1,174,386

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$340,807	$-	$-	$340,807
Government agency securities	-	-	-	-
Mortgage-backed securities	-	215,485	-	215,485
State and municipal securities	-	10,223	-	10,223
Corporate debt	-	326,808	6,860	333,668
Total available-for-sale debt securities	340,807	552,516	6,860	900,183
Total assets at fair value	$340,807	$552,516	$6,860	$900,183

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$83,493	$83,493
Other real estate owned and repossessed assets	-	-	1,458	1,458
Total assets at fair value	$-	$-	$84,951	$84,951

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$70,737	$70,737
Other real estate owned and repossessed assets	-	-	995	995
Total assets at fair value	$-	$-	$71,732	$71,732

There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the six months ended June 30, 2024, there were two transfers out of Level 3 into Level 2.

The table below includes a roll forward of the balance sheet amounts for the three and six months ended June 30, 2024 and June 30, 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$-	$6,860	$6,860	$10,860
Transfers into Level 3	-	-		-
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	-	(1,329)	160
Purchases	-	-	-	-
Transfers out of Level 3	-	-	(5,531)	(4,160)
Fair value, end of period	$-	$6,860	$-	$6,860

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$1,265,633	$1,265,633	$2,030,513	$2,030,513
Held to maturity U.S. Treasury securities	274,270	250,338	508,985	484,267

Level 2 Inputs:
Federal funds sold	11,132	11,132	100,575	100,575
Held to maturity debt securities	492,735	433,646	473,429	422,674
Mortgage loans held for sale	11,174	11,174	5,071	5,071
Restricted equity securities	11,300	11,300	10,226	10,226

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	12,174,688	11,736,227	11,505,512	11,032,819

Financial Liabilities:
Level 2 Inputs:
Deposits	$13,259,392	$13,252,073	$13,273,511	$13,266,640
Federal funds purchased	1,097,154	1,097,154	1,256,724	1,256,724
Other borrowings	64,739	58,595	64,735	58,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2024 and June 30, 2023.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this Quarterly Report on Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; credit issues associated with the efficacy of return to office policies; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-bank financial institutions. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides business and personal financial services through full-service banking offices located in Alabama, Florida, Georgia, North and South Carolina, Tennessee, and Virginia. We also operate loan production offices in Florida and Tennessee. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Second quarter highlights

●	Diluted earnings per common share of $ 0.95 for the second quarter of 2024, a decrease of 3.1%, from the second quarter 2023.
●	Average loans of $12.06 billion for the second quarter of 2024, an increase of $463.7 million, or 4.0%, from the second quarter 2023.
●	Average deposits of $12.86 billion for the second quarter of 2024, an increase of $1.28 billion, or 11.0%, from the second quarter 2023.
●	Net interest income of $105.9 million for the second quarter of 2024, an increase of $4.6 million, or 4.5%, from the second quarter 2023.
●	Net interest margin of 2.79% for second quarter of 2024, decreased 14 bps from 2.93% in the second quarter 2023.

Overview

As of June 30, 2024, we had consolidated total assets of $16.05 billion, a decrease of $79.9 million, or .5%, from $16.13 billion at December 31, 2023. Total loans were $12.33 billion, an increase of $674.0 million, or 5.8%, from $11.66 billion at December 31, 2023. Total deposits were $13.26 billion, a decrease of $14.1 million, or .1%, from $13.27 billion at December 31, 2023.

Net income and net income available to common stockholders of $52.1 million for the quarter ended June 30, 2024, compared to net income of $53.5 million and net income available to common stockholders of $53.4 million for the second quarter of 2023. Basic and diluted earnings per common share were $0.96 and $0.95, respectively, for the three months ended June 30, 2024, compared to $0.98 for both in the corresponding period in 2023.

Net income of $102.2 million and net income available to common stockholders of $102.1 million for the six months ended June 30, 2024, compared to net income and net income available to common stockholders of $111.4 million for the six months ended June 30, 2023. Basic and diluted earnings per common share were both $1.87 for the six months ended June 30, 2024, compared to $2.05 and $2.04, respectively, for the corresponding period in 2023. Changes in income and expenses are more fully explained in “Results of Operations” below

Performance Ratios

The following table presents selected ratios of our results of operations for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Return on average assets	1.34%	1.50%	1.30%	1.57%
Return on average common stockholders' equity	14.08%	15.85%	13.96%	16.83%
Dividend payout ratio	31.44%	28.56%	31.44%	27.41%
Net interest margin (1)	2.79%	2.93%	2.73%	3.04%
Efficiency ratio (2)	37.31%	35.02%	39.42%	34.81%
Average stockholders' equity to average total assets	9.48%	9.46%	9.29%	9.31%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At June 30, 2024, we had $11.1 million in federal funds sold, compared to $100.6 million at December 31, 2023. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2024, we had $1.12 billion in balances at the Federal Reserve, compared to $1.89 billion at December 31, 2023.

Investment Securities

Debt securities available-for-sale totaled $1.17 billion at June 30, 2024 and $900.2 million at December 31, 2023. Investment securities held to maturity totaled $767.3 million at June 30, 2024 and $982.7 million at December 31, 2023. We had paydowns of $47.7 million on mortgage-backed securities and government agencies, maturities of $592.1 million on municipal bonds, corporate securities and treasury securities, and calls of $2.0 million on corporate securities during the six months ended June 30, 2024. We purchased $95.3 million in mortgage-backed securities, and $591.5 million in U.S. Treasury securities during the six months ended June 30, 2024. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2024 and December 31, 2023, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of June 30, 2024 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of June 30, 2024, we had $314.2 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of June 30, 2024.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.59 billion and $1.49 billion as of June 30, 2024 and December 31, 2023, respectively.

Loans

We had total loans of $12.33 billion, an increase of $674.0 million, or 5.8%, from $11.66 billion at December 31, 2023. Other mortgage increased $385.6 million from last year, and increased $294.2 million during the quarter, making up over half of total loan growth for both periods. Our loan pipeline has expanded and indicates that loan demand is improving in our market areas.

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

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and certain modified loans. Specific allocations of the ACL are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

	As of and for the Three Months Ended		As of and for the Six Months Ended June 30,
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$12,332,780	$11,604,894	$12,332,780	$11,604,894
Average loans outstanding, net of unearned income	$12,062,973	$11,599,320	$11,901,985	$11,625,224
Allowance for credit losses at beginning of period	155,892	148,965	153,317	146,297
Charge-offs:
Commercial, financial and agricultural loans	3,355	4,358	5,197	5,615
Real estate - construction	-	-	-	-
Real estate - mortgage	119	131	186	157
Consumer loans	108	111	206	501
Total charge-offs	3,582	4,600	5,589	6,273
Recoveries:
Commercial, financial and agricultural loans	406	1,233	605	1,361
Real estate - construction	8	-	8	3
Real estate - mortgage	-	-	6	1
Consumer loans	15	21	24	32
Total recoveries	429	1,254	643	1,397
Net charge-offs	3,153	3,346	4,946	4,876
Provision for credit losses	5,353	6,654	9,721	10,851
Allowance for credit losses at period end	$158,092	$152,272	$158,092	$152,272
Allowance for credit losses to period end loans	1.28%	1.31%	1.28%	1.31%
Net charge-offs to average loans	0.10%	0.11%	0.08%	0.08%

		Percentage of loans
		in each category
June 30, 2024	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$56,216	33.22%
Real estate - construction	40,450	10.08%
Real estate - mortgage	59,684	55.97%
Consumer	1,742	0.73%
Total	$158,092	100.00%

		Percentage of loans
		in each category
December 31, 2023	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$52,121	31.30%
Real estate - construction	44,658	11.57%
Real estate - mortgage	55,126	56.43%
Consumer	1,412	0.70%
Total	$153,317	100.00%

Nonperforming Assets

Total nonperforming loans at June 30, 2024, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $13.4 million, or 62.2%, to $34.9 million from $21.5 million at December 31, 2023. Of this total, nonaccrual loans of $33.5 million at June 30, 2024 represented a net increase of $14.1 million from nonaccrual loans at December 31, 2023. The increase in non-performing assets to total assets can be attributed to a single relationship that moved to non-accrual status during the first quarter of 2024. This relationship has been closely monitored and is well-collateralized. Excluding credit card accounts, there were no loans 90 or more days past due and still accruing at June 30, 2024, compared to nine loans totaling $1.9 million at December 31, 2023. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2024 and 2023 were $9.8 million and $40.9 million, respectively.

The following table details our nonperforming assets at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$21,221	49	$7,217	35
Real estate - construction	-	-	111	1
Real estate - mortgage:
Owner-occupied commercial	6,405	11	7,089	14
1-4 family mortgage	5,328	42	4,426	41
Other mortgage	498	2	506	2
Total real estate - mortgage	12,231	55	12,021	57
Consumer	2	1	-	-
Total Nonaccrual loans:	$33,454	105	$19,349	93

90+ days past due and accruing:
Commercial, financial and agricultural	$585	25	$170	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	867	6	1,909	9
Other mortgage	-	-	-	-
Total real estate - mortgage	867	6	1,909	9
Consumer	30	11	105	16
Total 90+ days past due and accruing:	$1,482	42	$2,184	33

Total Nonperforming Loans:	$34,936	147	$21,533	126

Plus: Other real estate owned and repossessions	1,458	9	995	7
Total Nonperforming Assets	$36,394	156	$22,528	133

Ratios:
Nonperforming loans to total loans	0.28%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.30%		0.19%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.30%		0.19%

OREO and repossessed assets at June 30, 2024 were $1.5 million, an increase of $463,000, or 46.5%, from $995,000 at December 31, 2023. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, June 30,
	2024	2023
	(In thousands)
Balance at beginning of period	$995	$248
Transfers from loans and capitalized expenses	1,148	737
Proceeds from sales	(780)	(158)
Write-downs / net gain (loss) on sales	95	5
Balance at end of period	$1,458	$832

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. At June 30, 2024, our total deposits were $13.26 billion, a decrease of $14.1 million, or .1%, from $13.27 billion at December 31, 2023.

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Noninterest-bearing demand	$2,475,415	18.67%	$2,643,101	19.91%
Interest-bearing demand	2,374,848	17.91%	2,698,430	20.33%
Money market	7,146,835	53.90%	6,669,033	50.24%
Savings	104,101	0.79%	107,227	0.81%
Time deposits , $250,000 and under	473,680	3.57%	424,730	3.20%
Time deposits, over $250,000	684,513	5.16%	730,990	5.51%
	$13,259,392	100.00%	$13,273,511	100.00%

At June 30, 2024 and December 31, 2023, we estimate that we had approximately $8.95 billion and $8.76 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. The uninsured deposit data for 2024 and 2023 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.10 billion and $1.26 billion at June 30, 2024 and December 31, 2023, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 5.50% for the quarter ended June 30, 2024. Other borrowings consist of the following:

●

$30.0 million of the Company’s 4.5% Subordinated Notes due November 8, 2027, which were issued in a private placement in November 2017 and pay interest semi-annually. The Notes may be prepaid by the Company; and

●

$34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually. The Notes may not be prepaid by the Company prior to October 21, 2025.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2024, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $1.62 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $2.88 billion and $2.15 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.01 billion in available funding for brokered deposits. Additionally, the Bank had approximately $547.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Borrowings” and have various other sources of liquidity as discussed herein. We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding if we are successful in maintaining our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $15.70 billion and $15.83 billion, respectively, for the three and six months ended June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Sources of Funds:
Deposits:
Non-interest-bearing	16.2%	20.1%	16.3%	20.7%
Interest-bearing	65.5	60.7	65.0	59.5
Federal funds purchased	7.6	8.3	8.2	9.0
Long term debt and other borrowings	0.4	0.7	0.4	0.7
Other liabilities	0.6	0.5	0.5	0.5
Equity capital	9.8	9.8	9.6	9.6
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	76.9%	81.3%	75.3%	81.1%
Securities	12.4	12.3	12.5	12.2
Interest-bearing balances with banks	7.6	3.2	9.1	3.4
Federal funds sold	0.3	0.1	0.2	0.2
Other assets	2.9	3.1	2.9	3.1
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2024 was $1.36 billion, or 9.04% of total assets. At December 31, 2023, total stockholders’ equity attributable to us was $1.30 billion, or 8.89% of total assets.

As of June 30, 2024, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2024.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2024, December 31, 2023 and June 30, 2023:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2024
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,542,982	10.93%	$635,346	4.50%	N/A	N/A
ServisFirst Bank	1,599,370	11.33%	635,291	4.50%	$917,642	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,543,482	10.93%	847,127	6.00%	N/A	N/A
ServisFirst Bank	1,599,870	11.33%	847,054	6.00%	1,129,406	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,755,391	12.43%	1,129,503	8.00%	N/A	N/A
ServisFirst Bank	1,759,040	12.46%	1,129,406	8.00%	1,411,757	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,543,482	9.81%	629,272	4.00%	N/A	N/A
ServisFirst Bank	1,599,870	10.17%	629,231	4.00%	786,539	5.00%

As of December 31, 2023
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,473,885	10.91%	$607,690	4.50%	N/A	N/A
ServisFirst Bank	1,535,757	11.37%	607,665	4.50%	$877,738	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,474,385	10.92%	810,253	6.00%	N/A	N/A
ServisFirst Bank	1,536,257	11.38%	810,220	6.00%	1,080,293	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,681,028	12.45%	1,080,338	8.00%	N/A	N/A
ServisFirst Bank	1,690,149	12.52%	1,080,293	8.00%	1,350,366	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,474,385	9.12%	646,710	4.00%	N/A	N/A
ServisFirst Bank	1,536,257	9.50%	646,675	4.00%	808,343	5.00%

As of June 30, 2023
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,408,063	10.37%	$610,829	4.50%	N/A	N/A
ServisFirst Bank	1,467,567	10.81%	610,852	4.50%	$882,341	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,408,563	10.38%	814,438	6.00%	N/A	N/A
ServisFirst Bank	1,468,067	10.81%	814,469	6.00%	1,085,958	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,620,827	11.94%	1,085,918	8.00%	N/A	N/A
ServisFirst Bank	1,620,914	11.94%	1,085,958	8.00%	1,357,448	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,408,563	9.83%	572,997	4.00%	N/A	N/A
ServisFirst Bank	1,468,067	10.25%	572,997	4.00%	716,246	5.00%

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

Our exposure to credit loss for commitments to extend credit, credit card arrangements and standby letters of credit is represented by the contractual or notional amount of these instruments in the event of non-performance by the other party to such financial instrument.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

Financial instruments whose unfunded contract amounts represent credit risk at June 30, 2024 are as follows:

June 30, 2024
(In Thousands)
Commitments to extend credit	$3,597,298
Credit card arrangements	418,865
Standby letters of credit	119,265
$4,135,428

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders of $52.1 million for the quarter ended June 30, 2024, compared to net income of $53.5 million and net income available to common stockholders of $53.4 million for the second quarter of 2023. The decrease in net income for the three months ended June 30, 2024 compared to 2023 was primarily attributable increases in non-interest expenses and provision for income taxes that were partially offset by the growth net interest income. Net income of $102.2 million and net income available to common stockholders of $102.1 million for the six months ended June 30, 2024, compared to net income and net income available to common stockholders of $111.4 million for the six months ended June 30, 2023. The decrease in net income for the six months ended June 30, 2024 compared to 2023 was primarily attributable to an increase in non-interest expenses.

Basic and diluted earnings per common share were $0.96 and $0.95, respectively, for the three months ended June 30, 2024, compared to $0.98 for both in the corresponding period in 2023. Basic and diluted earnings per common share were both $1.87 for the six months ended June 30, 2024, compared to $2.05 and $2.04, respectively, for the corresponding period in 2023. Return on average assets for the three and six months ended June 30, 2024 was 1.34% and 1.30% compared to 1.50% and 1.57%, respectively, for the corresponding periods in 2023.  Return on average common stockholders’ equity for the three and six months ended June 30, 2024 was 14.08% and 13.96%, respectively, compared to 15.85% and 16.83%, respectively, for the corresponding periods in 2023.

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

Taxable-equivalent net interest income increased $4.6 million, or 4.5%, to $105.9 million for the three months ended June 30, 2024 compared to $101.3 million for the corresponding period in 2023, and decreased $1.3 million, or 0.6%, to $208.4 million for the six months ended June 30, 2024 compared to $209.7 million for the corresponding period in 2023. The taxable-equivalent yield on interest-earning assets increased to 6.01% for the three months ended June 30, 2024 from 5.49% for the corresponding period in 2023, and increased to 5.94% for the six months ended June 30, 2024 from 5.38% for the corresponding period in 2023. The yield on loans for the three months ended June 30, 2024 was 6.48% compared to 5.94% for the corresponding period in 2023, and 6.44% compared to 5.82% for the six months ended June 30, 2024 and June 30, 2023, respectively. The cost of total interest-bearing liabilities increased to 4.23% for the three months ended June 30, 2024 compared to 3.55% for the corresponding period in 2023, and increased to 4.23% for the six months ended June 30, 2024 from 3.27% for the corresponding period in 2023. Net interest margin for the three months ended June 30, 2024 was 2.79% compared to 2.93% for the corresponding period in 2023, and 2.73% for the six months ended June 30, 2024 compared to 3.04% for the corresponding period in 2023.

The Federal Reserve Bank increased their targeted federal funds rate from 5.00 – 5.25% at June 30, 2023 to its current range as of June 30, 2024 of 5.25 – 5.50%. Our cost of funding has increased as a result of deposit pricing pressures resulting from these rate increases.

The following tables show, for the three and six months ended June 30, 2024 and June 30, 2023, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2024			2023
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,045,743	$194,128	6.48%	$11,581,008	$171,474	5.94%
Tax-exempt (3)	17,230	89	2.08	18,312	220	4.82
Total loans, net of unearned income	12,062,973	194,217	6.48	11,599,320	171,694	5.94
Mortgage loans held for sale	6,761	103	6.13	5,014	64	5.12
Investment securities:
Taxable	1,936,818	16,102	3.33	1,757,397	11,616	2.64
Tax-exempt (3)	1,209	11	3.64	2,960	18	2.43
Total investment securities (4)	1,938,027	16,113	3.33	1,760,357	11,634	2.64
Federal funds sold	38,475	538	5.62	15,908	227	5.72
Restricted equity securities	11,290	201	7.16	8,834	134	6.08
Interest-bearing balances with banks	1,183,482	16,390	5.57	460,893	5,989	5.21
Total interest-earning assets	$15,241,008	$227,562	6.01	$13,850,326	$189,742	5.49
Non-interest-earning assets:
Cash and due from banks	96,646			101,188
Net fixed assets and equipment	59,653			60,499
Allowance for credit losses, accrued interest and other assets	300,521			279,860
Total assets	$15,697,828			$14,291,873

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,227,527	$15,765	2.85%	$1,628,936	$6,853	1.69%
Savings deposits	105,955	451	1.71	122,050	421	1.38
Money market accounts	6,810,799	75,597	4.46	5,971,639	56,251	3.78
Time deposits	1,157,528	12,859	4.47	983,582	8,446	3.44
Total interest-bearing deposits	10,301,809	104,672	4.09	8,706,207	71,971	3.32
Federal funds purchased	1,193,190	16,307	5.50	1,191,582	15,270	5.14
Other borrowings	64,738	687	4.27	100,998	1,164	4.62
Total interest-bearing liabilities	$11,559,737	$121,666	4.23%	$9,998,787	$88,405	3.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,560,245			2,876,225
Other liabilities	89,418			64,917
Stockholders' equity	1,536,013			1,399,578
Accumulated other comprehensive loss	(47,584)			(47,634)
Total liabilities and stockholders' equity	$15,697,828			$14,291,873
Net interest income		$105,896			$101,337
Net interest spread			1.78%			1.94%
Net interest margin			2.79%			2.93%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,317 and $3,318 are included in interest income in the second quarter of 2024 and 2023, respectively.  Loan fees include accretion of PPP loan fees.

(2)	Amortization of acquired loan premiums of $46 and $49 is included in interest income in 2024 and 2023, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(66,663) and $(69,498) are excluded from the yield calculation in the second quarter of 2024 and 2023, respectively.

	For the Three Months Ended June 30,
	2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$6,911	$15,743	$22,654
Tax-exempt	(12)	(119)	(131)
Total loans, net of unearned income	6,899	15,624	22,523
Mortgages held for sale	25	14	39
Debt securities:
Taxable	1,261	3,225	4,486
Tax-exempt	(14)	7	(7)
Total debt securities	1,247	3,232	4,479
Federal funds sold	315	(4)	311
Restricted equity securities	44	24	68
Interest-bearing balances with banks	9,965	436	10,401
Total interest-earning assets	$18,495	$19,326	$37,821

Interest-bearing liabilities:
Interest-bearing demand deposits	$3,106	$5,806	$8,912
Savings	(60)	90	30
Money market accounts	8,441	10,905	19,346
Time deposits	1,646	2,767	4,413
Total interest-bearing deposits	13,133	19,568	32,701
Federal funds purchased	20	1,017	1,037
Other borrowed funds	(393)	(84)	(477)
Total interest-bearing liabilities	12,760	20,501	33,261
Increase in net interest income	$5,735	$(1,175)	$4,560

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. The rate component was unfavorable as loan yields increased 54 basis points and average rates paid on interest-bearing liabilities increased 77 basis points. An increase in average equity contributed to a favorable volume component but was partially offset by a decrease in average non-interest-bearing deposits during the three months ended June 30, 2024 compared to the same period in 2023.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2024			2023
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$11,884,567	$380,867	6.44%	$11,606,581	$335,049	5.82%
Tax-exempt (3)	17,418	308	3.56	18,643	386	4.18
Total loans, net of unearned income	11,901,985	381,175	6.44	11,625,224	335,435	5.82
Mortgage loans held for sale	5,765	169	5.90	3,278	88	5.41
Investment securities:
Taxable	1,975,056	32,082	3.27	1,741,050	22,508	2.61
Tax-exempt (3)	1,252	23	3.69	3,369	46	2.75
Total debt securities (4)	1,976,308	32,105	3.27	1,744,419	22,554	2.61
Federal funds sold	37,887	1,078	5.72	33,121	841	5.12
Restricted equity securities	10,854	397	7	9,374	322	7
Interest-bearing balances with banks	1,435,730	39,340	6	485,524	11,863	5.38
Total interest-earning assets	$15,368,529	$454,264	5.94%	$13,900,940	$371,103	5.38%
Non-interest-earning assets:
Cash and due from banks	97,730			103,601
Net fixed assets and equipment	59,889			60,558
Allowance for credit losses, accrued interest and other assets	301,891			279,650
Total assets	$15,828,039			$14,344,749

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,227,302	$31,427	2.84%	$1,652,064	$12,004	1.47%
Savings deposits	106,439	919	1.74	128,326	733	1.15
Money market accounts	6,825,800	150,870	4.44	5,864,734	101,229	3.48
Time deposits	1,160,866	25,522	4.42	917,478	13,718	3.02
Total interest-bearing deposits	10,320,407	208,738	4.07	8,562,602	127,684	3.01
Federal funds purchased	1,308,009	35,769	5.50	1,289,854	31,273	4.89
Other borrowings	64,737	1,374	4.27	107,826	2,469	4.62
Total interest-bearing liabilities	$11,693,153	$245,881	4.23%	$9,960,282	$161,426	3.27%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,600,448			2,981,512
Other liabilities	63,390			67,688
Stockholders' equity	1,518,491			1,379,196
Accumulated other comprehensive loss	(47,443)			(43,929)
Total liabilities and stockholders' equity	$15,828,039			$14,344,749
Net interest income		$208,383			$209,677
Net interest spread			1.71%			2.11%
Net interest margin			2.73%			3.04%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of 6,972 and $6,581 are included in interest income in 2024, and 2023, respectively. Loan fees include accretion of PPP loan fees of $40 in 2023.

(2)	Amortization of acquired loan premiums of $96 and $98 is included in interest income in 2024 and 2023, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(67,413) and $(64,645) are excluded from the yield calculation in 2024 and 2023, respectively.

	For the Six Months Ended June 30,
	2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$8,375	$37,443	$45,818
Tax-exempt	(24)	(54)	(78)
Total loans, net of unearned income	8,351	37,389	45,740
Mortgages held for sale	72	9	81
Debt securities:
Taxable	3,322	6,252	9,574
Tax-exempt	(35)	12	(23)
Total debt securities	3,287	6,264	9,551
Federal funds sold	130	107	237
Restricted equity securities	10	65	75
Interest-bearing balances with banks	25,910	1,567	27,477
Total interest-earning assets	$37,760	$45,401	$83,161

Interest-bearing liabilities:
Interest-bearing demand deposits	$5,264	$14,159	$19,423
Savings	(141)	327	186
Money market accounts	18,452	31,189	49,641
Time deposits	4,280	7,524	11,804
Total interest-bearing deposits	27,855	53,199	81,054
Federal funds purchased	455	4,041	4,496
Other borrowed funds	(921)	(174)	(1,095)
Total interest-bearing liabilities	27,389	57,066	84,455
Increase in net interest income	$10,371	$(11,665)	$(1,294)

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. The rate component was unfavorable as loan yields increased 62 basis points and average rates paid on interest-bearing liabilities increased 96 basis points. An increase in average equity contributed to a favorable volume component but was partially offset by a decrease in average non-interest-bearing deposits during the six months ended June 30, 2024 compared to the same period in 2023.

Provision for Credit Losses

The provision for credit losses was $5.4 million for the three months ended June 30, 2024, a decrease of $1.3 million from $6.7 million for the three months ended June 30, 2023, and was $9.7 million for the six months ended June 30, 2024, a decrease of $1.1 million from $10.9 million for the six months ended June 30, 2023. The ACL as of June 30, 2024, March 31, 2024, and June 30, 2023, totaled $158.1 million, $155.9 million, and $152.3 million, or 1.28%, 1.31%, and 1.31% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.10% for the three months ended June 30, 2024, a basis point decrease compared to 0.11% for the first quarter of 2023. Annualized net credit charge-offs to year-to-date average loans were 0.08% for the six months ended June 30, 2024, compared to 0.08% for the corresponding period in 2023. Nonperforming loans decreased to $34.9 million, or 0.28% of total loans, at June 30, 2024 from $34.8 million, or 0.29% of total loans at December 31, 2023, and increased compared to $22.8 million, or 0.20% of total loans, at June 30, 2023. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
Noninterest income:
Service charges on deposit accounts	$2,293	$2,142	$151	7.0%	$4,443	$4,076	$367	9.0%
Mortgage banking	1,379	696	683	98.1%	2,057	1,138	919	80.8%
Credit card income	2,333	2,406	(73)	(3.0)%	4,488	4,095	393	9.6%
Increase in cash surrender value life insurance	2,058	2,496	(438)	(17.5)%	5,289	4,117	1,172	28.5%
Other operating income	828	842	(14)	(1.7)%	1,427	1,477	(50)	(3.4)%
Total non-interest income	$8,891	$8,582	$309	3.6%	$17,704	$14,903	$2,801	18.8%

Noninterest income totaled $8.9 million for the three months ended June 30, 2024, an increase of $309,000, or 3.6%, compared to the corresponding period in 2023, and totaled $17.7 million for the six months ended June 30, 2024, an increase of $2.8 million, or 18.8%, from to the corresponding period in 2023. Service charges on deposit accounts increased $151,000, or 7.0%, to $2.3 million for the three months ended June 30, 2024 compared to $2.1 million for the same period in 2023, and increased $367,000, or 9.0%, to $4.4 million for the six months ended June 30, 2024 compared to $4.1 million for the same period in 2023. Mortgage banking income increased $683,000, or 98.1%, to $1.4 million for the three months ended June 30, 2024 compared to $696,000 for the same period in 2023, and increased $919,000, or 80.8%, to $2.1 million for the six months ended June 30, 2024 compared to $1.1 million for the same period in 2023. The increase in mortgage banking revenue was primarily attributed to a combination of favorable market conditions and increased staffing levels. Net credit card income decreased $73,000, or 3.0%, to $2.3 million for the three months ended June 30, 2024 compared to $2.4 million for the same period in 2023, and increased $393,000, or 9.6%, to $4.5 million for the six months ended June 30, 2024 compared to $4.1 million for the same period in 2023. Bank-owned life insurance (“BOLI”) income decreased $438,000, or 17.5%, to $2.1 million for the three months ended June 30, 2024 compared to $2.5 million for the same period in 2023, and increased $1.2 million, or 28.5%, to $5.3 million for the six months ended June 30, 2024 compared to $4.1 million for the same period in 2023. We recognized $1.2 million of income attributed to a death benefit related to a former employee in our BOLI program during the first quarter of 2024, and $890,000 during the second quarter of 2023. Other income decreased $14,000, or 1.7%, to $828,000 for the three months ended June 30, 2024 compared to $842,000 for the same period in 2023, and decreased $50,000, or 3.4%, to $1.4 million for the six months ended June 30, 2024 compared to $1.5 million for the same period in 2023. Merchant service revenue increased $14,000, or 2.3%, to $595,000 for the three months ended June 30, 2024 compared to $581,000 for the same period in 2023, and increased $67,000, or 6.5%, to $1.1 million for the six months ended June 30, 2024 compared to $1.0 million for the same period in 2023.

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
Noninterest expense:
Salaries and employee benefits	$24,213	$18,795	$5,418	28.8%	$47,199	$37,861	$9,338	24.7%
Equipment and occupancy expense	3,567	3,421	146	4.3%	7,124	6,856	268	3.9%
Third party processing and other services	7,465	6,198	1,267	20.4%	14,631	13,482	1,149	8.5%
Professional services	1,741	1,580	161	10.2%	3,205	3,234	(29)	(0.9)%
FDIC and other regulatory assessments	2,202	2,242	(40)	(1.8)%	6,107	3,759	2,348	62.5%
OREO expense	7	6	1	16.7%	37	12	25	208.3%
Other operating expense	3,623	6,224	(2,601)	(41.8)%	10,818	12,926	(2,108)	(16.3)%
Total non-interest expense	$42,818	$38,466	$4,352	11.3%	$89,121	$78,130	$10,991	14.1%

Noninterest expense totaled $42.8 million for the three months ended June 30, 2024, an increase of $4.4 million, or 11.3%, compared to the corresponding period in 2023, and totaled $89.1 million for the six months ended June 30, 2024, an increase of $11.0 million, or 14.1%, from to the corresponding period in 2023. During the second quarter of 2024, the Company recorded the impact from election of the proportional amortization method to account for historical and new market tax credit investments made primarily for the purpose of receiving income tax credits due to our adoption of Accounting Standards Update 2023-02. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated income statement as a component of income tax expense. Previously the amortization of the investment was included in other non-interest expenses.

Details of expense are as follows:

●

Salary and benefit expense increased $5.4 million, or 28.8%, to $24.2 million for the three months ended June 30, 2024 compared to $18.8 million for the same period in 2023, and increased $9.3 million, or 24.7%, to $47.2 million for the six months ended June 30, 2024 compared to $37.9 million for the same period in 2023. The number of FTE employees increased by 48, or 8.3%, to 625 at June 30, 2024 compared to 577 at June 30, 2023. The increase in salary and benefit expense year-over-year was largely due to the normalization of incentives and increased salary expenses due to an increase in FTE employees. Incentives increased approximately $2.7 million, and salaries increased approximately $1.5 million from the second quarter of 2023.

●

Equipment and occupancy expense increased $146,000, or 4.3%, to $3.6 million for the three months ended June 30, 2024 compared to $3.4 million for the same period in 2023, and increased $268,000, or 3.9%, to $7.1 million for the six months ended June 30, 2024 compared to $6.9 million for the same period in 2023.

●

Third party processing and other services increased $1.3 million, or 20.4%, to $7.5 million for the three months ended June 30, 2024 compared to $6.2 million for the same period in 2023, and increased $1.1 million, or 8.5%, to $14.6 million for the six months ended June 30, 2024 compared to $13.5 million for the same period in 2023.

●

Professional services expense increased $161,000, or 10.2%, to $1.7 million for the three months ended June 30, 2024 compared to $1.6 million for the same period in 2023, and decreased $29,000, or .9%, to $3.2 million for the six months ended June 30, 2024 compared to $3.2 million for the same period in 2023.

●

FDIC and other regulatory assessments decreased $40,000, or 1.8%, to $2.2 million for the three months ended June 30, 2024 compared to $2.2 million for the same period in 2023, and increased $2.3 million, or 62.5%, to $6.1 million for the six months ended June 30, 2024 compared to $3.8 million for the same period in 2023. In the first quarter of 2024, the FDIC implemented a special assessment adjustment to recapitalize the Deposit Insurance Fund resulting in an expense of $1.8 million.

●

Other operating expenses decreased $2.6 million, or 41.8%, to $3.6 million for the three months ended June 30, 2024 compared to $6.2 million for the same period in 2023, and decreased $2.1 million, or 16.3%, to $10.8 million for the six months ended June 30, 2024 compared to $12.9 million for the same period in 2023. The decrease in other operating expenses were largely due to the application of the proportional amortization method to account for historical and new market tax credit investments, discussed above.

Income Tax Expense

Income tax expense was $14.5 million for the three months ended June 30, 2024 compared to $11.2 million for the same period in 2023, and was $25.1 million for the six months ended June 30, 2024, compared to $24.0 million for the same period in 2023. Our effective tax rate for the three and six months ended June 30, 2024 was 21.71% and 19.7%, respectively, compared to 17.38% and 17.74% for the corresponding periods in 2023, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2024 of $396,000 and $600,000, respectively, compared to $139,000 and $1.2 million during the three and six months ended June 30, 2023, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and six months ended June 30, 2024.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap”, which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2023, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2023, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2024. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures are effective June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)         The Company did not implement any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended June 30, 2024.

(b)         None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-10b5-1 trading arrangements during the quarter ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit:	Description

3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2023).
3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed on June 28, 2016).
3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).
4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: August 5, 2024	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 5, 2024	By	/s/ Kirk P. Pressley
Kirk P. Pressley
Chief Financial Officer