Form 10-Q
period 2024-09-30
ServisFirst Bancshares, Inc.
filed 2024-11-06
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission file number 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2024
Common stock, $.001 par value	54,552,393

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$142,372	$123,430
Interest-bearing balances due from depository institutions	1,614,317	1,907,083
Federal funds sold	3,542	100,575
Cash and cash equivalents	1,760,231	2,131,088
Available-for-sale debt securities, at fair value	1,139,007	900,183
Held-to-maturity debt securities (fair value of $673,023 and $907,191, respectively)	728,580	982,664
Restricted equity securities	11,300	10,226
Mortgage loans held for sale	8,453	5,074
Loans	12,338,226	11,658,829
Less allowance for credit losses	(160,755)	(153,317)
Loans, net	12,177,471	11,505,512
Premises and equipment, net	61,328	59,324
Accrued interest and dividends receivable	61,578	59,181
Deferred tax asset, net	57,290	62,918
Other real estate owned and repossessed assets	2,723	995
Bank owned life insurance contracts	297,656	292,759
Goodwill	13,615	13,615
Other assets	129,946	106,129
Total assets	$16,449,178	$16,129,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,576,329	$2,643,101
Interest-bearing	10,570,200	10,630,410
Total deposits	13,146,529	13,273,511
Federal funds purchased	1,542,623	1,256,724
Other borrowings	64,741	64,735
Accrued interest and dividends payable	26,581	27,545
Other liabilities	98,435	66,748
Total liabilities	14,878,909	14,689,263
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,551,543 shares issued and outstanding at September 30, 2024; and 54,461,580 shares issued and outstanding at December 31, 2023	54	54
Additional paid-in capital	235,649	232,605
Retained earnings	1,365,701	1,254,841
Accumulated other comprehensive loss	(31,635)	(47,595)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,569,769	1,439,905
Noncontrolling interest	500	500
Total stockholders' equity	1,570,269	1,440,405
Total liabilities and stockholders' equity	$16,449,178	$16,129,668

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$205,952	$178,754	$587,230	$514,204
Taxable securities	17,493	15,522	49,630	37,987
Nontaxable securities	7	15	25	53
Federal funds sold	31	985	1,110	1,826
Other interest and dividends	24,496	17,930	64,234	30,114
Total interest income	247,979	213,206	702,229	584,184
Interest expense:
Deposits	113,211	95,901	321,948	223,585
Borrowed funds	19,647	17,607	56,790	51,349
Total interest expense	132,858	113,508	378,738	274,934
Net interest income	115,121	99,698	323,491	309,250
Provision for credit losses	5,659	4,282	15,883	15,133
Net interest income after provision for credit losses	109,462	95,416	307,608	294,117
Noninterest income:
Service charges on deposit accounts	2,341	2,163	6,784	6,239
Mortgage banking	1,352	825	3,409	1,963
Credit card income	1,925	2,532	6,413	6,627
Bank-owned life insurance income	2,113	1,818	7,402	5,935
Other operating income	818	797	2,245	2,274
Total noninterest income	8,549	8,135	26,253	23,038
Noninterest expenses:
Salaries and employee benefits	25,057	20,080	72,256	57,941
Equipment and occupancy expense	3,795	3,579	10,919	10,435
Third party processing and other services	8,035	6,549	22,666	20,031
Professional services	1,715	1,265	4,920	4,499
FDIC and other regulatory assessments	2,355	2,346	8,462	6,105
Other real estate owned expense	103	18	141	30
Other operating expenses	4,572	7,826	14,886	20,752
Total noninterest expenses	45,632	41,663	134,250	119,793
Income before income taxes	72,379	61,888	199,611	197,362
Provision for income taxes	12,472	8,548	37,542	32,583
Net income	59,907	53,340	162,069	164,779
Dividends on preferred stock	-	-	31	31
Net income available to common stockholders	$59,907	$53,340	$162,038	$164,748
Basic earnings per common share	$1.10	$0.98	$2.97	$3.03
Diluted earnings per common share	$1.10	$0.98	$2.97	$3.02

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$59,907	$53,340	$162,069	$164,779
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during period from securities available for sale, net of tax of $5,025 and $(340) for the three months ended September 30, 2024 and 2023, respectively, and $7,463 and $(5,743) for the nine months ended September 30, 2024 and 2023, respectively	14,997	(1,016)	16,341	(17,138)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(38) and $(54) for the three months ended September 30, 2024 and 2023, respectively, and $(120) and $(150) for the nine months ended September 30, 2024 and 2023, respectively	(111)	(160)	(381)	(447)
Other comprehensive income (loss), net of tax	14,886	(1,176)	15,960	(17,585)
Comprehensive income	$74,793	$52,164	$178,029	$147,194

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2023	54,425,033	$-	$54	$230,659	$1,190,920	$(58,662)	$500	$1,363,471
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	59	-	-	59
Issue restricted shares pursuant to stock incentives, net of forfeitures	414	-	-	-	-	-	-	-
Issue shares of common stock upon
Stock-based compensation expense	-	-	-	929	-	-	-	929
Other comprehensive loss, net of tax	-	-	-	-	-	(1,176)	-	(1,176)
Net income	-	-	-	-	53,340	-	-	53,340
Balance, September 30, 2023	54,425,447	$-	$54	$231,588	$1,229,080	$(59,838)	$500	$1,401,384

Balance, July 1, 2024	54,521,479	$-	$54	$234,495	$1,322,048	$(46,521)	$500	$1,510,576
Common dividends declared, $0.30 per share	-	-	-	-	(16,365)	-	-	(16,365)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	111	-	-	111
Issue restricted shares pursuant to stock incentives, net of forfeitures	21,256	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	-	-	-	236	-	-	-	236
1,492 shares of common stock withheld in net settlement upon exercise of stock options	8,808	-	-	(95)	-	-	-	(95)
Stock-based compensation expense	-	-	-	1,013	-	-	-	1,013
Other comprehensive income, net of tax	-	-	-	-	-	14,886	-	14,886
Net income	-	-	-	-	59,907	-	-	59,907
Balance, September 30, 2024	54,551,543	$-	$54	$235,649	$1,365,701	$(31,635)	$500	$1,570,269

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2023	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.56 per share	-	-	-	-	(30,472)	-	-	(30,472)
Common dividends declared, $0.28 per share	-	-	-	-	(15,239)	-	-	(15,239)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	141	-	-	141
Issue restricted shares pursuant to stock incentives, net of forfeitures	37,682	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	61,238	-	-	1,014	-	-	-	1,014
26,462 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,838)	-	-	-	(1,838)
Stock-based compensation expense	-	-	-	2,719	-	-	-	2,719
Other comprehensive loss, net of tax	-	-	-	-	-	(17,585)	-	(17,585)
Net income	-	-	-	-	164,779	-	-	164,779
Balance, September 30, 2023	54,425,447	$-	$54	$231,588	$1,229,080	$(59,838)	$500	$1,401,384

Balance, January 1, 2024	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-	-	-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580	-	54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends paid, $0.60 per share	-	-	-	-	(32,709)	-	-	(32,709)
Common dividends declared, $0.30 per share	-	-	-	-	(16,365)	-	-	(16,365)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	165	-	-	165
Issue restricted shares pursuant to stock incentives, net of forfeitures	63,281	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	26,682	-	-	605	-	-	-	605
6,668 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(410)	-	-	-	(410)
Stock-based compensation expense	-	-	-	2,849	-	-	-	2,849
Other comprehensive income, net of tax	-	-	-	-	-	15,960	-	15,960
Net income	-	-	-	-	162,069	-	-	162,069
Balance, September 30, 2024	54,551,543	$-	$54	$235,649	$1,365,701	$(31,635)	$500	$1,570,269

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$162,069	$164,779
Adjustments to reconcile net income to net cash provided by operations
Deferred tax expense (benefit)	(1,715)	(5,581)
Provision for credit losses	15,883	15,133
Depreciation	3,695	3,241
Accretion on acquired loans	141	148
Amortization of investments in tax credit partnerships	6,925	9,114
Net (accretion) amortization of debt securities available-for-sale	(234)	222
Increase in accrued interest and dividends receivable	(2,397)	(8,078)
Stock-based compensation expense	2,849	2,719
(Decrease) increase in accrued interest and dividends payable	(964)	6,068
Proceeds from sale of mortgage loans held for sale	148,471	91,747
Originations of mortgage loans held for sale	(148,440)	(94,511)
Gain on sale of mortgage loans held for sale	(3,410)	(1,962)
Net (gain) loss on sale of other real estate owned and repossessed assets	(114)	28
Write down of other real estate owned and repossessed assets	74	-
Increase in cash surrender value of life insurance contracts	(3,672)	(5,935)
Net change in other assets, liabilities, and other operating activities	6,586	(70,920)
Net cash provided by operating activities	185,747	106,212
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(641,347)	(626,728)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	426,561	436,523
Purchases of debt securities held-to-maturity	(45,472)	(48,723)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	299,055	38,945
Purchases of restricted equity securities	(1,074)	(46,482)
Proceeds from sale of restricted equity securities	-	43,990
Investment in tax credit partnerships and SBIC	(9,266)	(7,303)
Return of capital from tax credit partnerships and SBIC	274	191
(Increase) decrease in loans	(691,514)	36,879
Purchases of premises and equipment	(5,699)	(2,907)
Proceeds from death benefit of bank owned life insurance contracts	-	2,566
Proceeds from sale of other real estate owned and repossessed assets	1,843	158
Net cash used in investing activities	(666,639)	(172,891)
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(66,772)	(700,275)
Net (decrease) increase in interest-bearing deposits	(60,210)	2,295,846
Net increase (decrease) in federal funds purchased	285,899	(248,509)
FHLB advances	-	300,000
Repayment of FHLB advances	-	(300,000)
Proceeds from exercise of stock options	605	1,014
Taxes paid in net settlement of tax obligation upon exercise of stock options	(410)	(1,838)
Dividends paid on common stock	(49,046)	(30,472)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	110,035	1,315,735
Net (decrease) increase in cash and cash equivalents	(370,857)	1,249,056
Cash and cash equivalents at beginning of period	2,131,088	816,053
Cash and cash equivalents at end of period	$1,760,231	$2,065,109
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$379,702	$268,866
Income taxes	33,565	53,991
NONCASH TRANSACTIONS		-
Other real estate acquired in settlement of loans	$3,531	$628
Dividends on nonvested restricted stock reclassified as compensation expense	55	141
Dividends declared	16,365	15,239

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and nine month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,549,664	54,424,561	54,518,996	54,398,845
Net income available to common stockholders	$59,907	$53,340	$162,038	$164,748
Basic earnings per common share	$1.10	$0.98	$2.97	$3.03

Weighted average common shares outstanding	54,549,664	54,424,561	54,518,996	54,398,845
Dilutive effects of assumed exercise of stock options and vesting of performance shares	92,918	106,074	96,651	131,952
Weighted average common and dilutive potential common shares outstanding	54,642,582	54,530,635	54,615,647	54,530,797
Net income available to common stockholders	$59,907	$53,340	$162,038	$164,748
Diluted earnings per common share	$1.10	$0.98	$2.97	$3.02

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2024	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury Securities	$566,247	$1,077	$-	$567,324
Mortgage-backed securities	256,622	798	(19,120)	238,300
State and municipal securities	10,543	1	(826)	9,718
Corporate debt	350,700	13	(27,048)	323,665
Total	$1,184,112	$1,889	$(46,994)	$1,139,007
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$249,349	$-	$(16,226)	$233,123
Mortgage-backed securities	471,151	565	(39,398)	432,318
State and municipal securities	8,080	-	(498)	7,582
Total	$728,580	$565	$(56,122)	$673,023

December 31, 2023
Debt Securities Available-for-Sale
U.S. Treasury Securities	$340,556	$251	$-	$340,807
Mortgage-backed securities	241,458	6	(25,979)	215,485
State and municipal securities	11,400	1	(1,178)	10,223
Corporate debt	375,676	-	(42,009)	333,667
Total	$969,090	$258	$(69,166)	$900,183
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$508,985	$-	$(24,718)	$484,267
Mortgage-backed securities	465,615	3	(50,025)	415,593
State and municipal securities	8,063	-	(732)	7,331
Total	$982,664	$3	$(75,475)	$907,191

The amortized cost and fair value of debt securities as of September 30, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$523,255	$523,759	$350,400	$350,396
Due from one to five years	118,734	116,395	70,016	67,334
Due from five to ten years	282,501	258,273	304,216	264,893
Due after ten years	3,000	2,280	3,000	2,076
Mortgage-backed securities	256,622	238,300	241,458	215,485
	$1,184,112	$1,139,007	$969,090	$900,183

Debt securities held-to-maturity
Due within one year	$250	$250	$260,047	$257,835
Due from one to five years	256,684	240,011	203,481	185,741
Due from five to ten years	495	444	53,521	48,022
Mortgage-backed securities	471,151	432,318	465,615	415,593
	$728,580	$673,023	$982,664	$907,191

All mortgage-backed securities are with government-sponsored enterprises such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law as of September 30, 2024 and December 31, 2023 was $1.52 billion and $1.49 billion, respectively. The increase in pledged investment is due to increases in public funds balances deposited with the Bank during 2024.

The following table identifies, as of September 30, 2024 and December 31, 2023, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2024
Debt Securities available-for-sale
Mortgage-backed securities	$-	$1	$(19,120)	$193,011	$(19,120)	$193,012
State and municipal securities	-	-	(826)	9,273	(826)	9,273
Corporate debt	(1,505)	20,420	(25,544)	298,260	(27,048)	318,680
Total	$(1,505)	$20,421	$(45,490)	$500,544	$(46,994)	$520,965
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(16,226)	$233,124	$(16,226)	$233,123
Mortgage-backed securities	-	2,061	(39,398)	383,853	(39,398)	385,914
State and municipal securities	-	-	(498)	7,332	(498)	7,332
Total	$-	$2,061	$(56,122)	$624,309	$(56,122)	$626,369
December 31, 2023
Debt Securities available-for-sale
Mortgage-backed securities	$(6)	$704	$(25,973)	$214,393	$(25,979)	$215,097
State and municipal securities	-	-	(1,178)	9,777	(1,178)	9,777
Corporate debt	(794)	15,141	(41,214)	311,666	(42,009)	326,807
Total	$(801)	$15,845	$(68,365)	$535,836	$(69,166)	$551,681
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(24,718)	$484,267	$(24,718)	$484,267
Mortgage-backed securities	(1)	430	(50,024)	411,585	(50,025)	412,015
State and municipal securities	-	-	(732)	7,081	(732)	7,081
Total	$(1)	$430	$(75,474)	$902,933	$(75,475)	$903,363

At September 30, 2024 and 2023, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2024 and 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at September 30, 2024 and 2023. All debt securities in an unrealized loss position as of September 30, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,793,989	$2,823,986
Real estate - construction	1,439,648	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,441,687	2,257,163
1-4 family mortgage	1,409,981	1,249,938
Other mortgage	4,190,935	3,744,346
Subtotal: Real estate - mortgage	8,042,603	7,251,447
Consumer	61,986	63,777
Total Loans	12,338,226	11,658,829
Less: Allowance for credit losses on	(160,755)	(153,317)
Net Loans	$12,177,471	$11,505,512

Commercial, financial and agricultural	22.64%	24.22%
Real estate - construction	11.67%	13.03%
Real estate - mortgage:
Owner-occupied commercial	19.79%	19.36%
1-4 family mortgage	11.43%	10.72%
Other mortgage	33.97%	32.12%
Subtotal: Real estate - mortgage	65.18%	62.20%
Consumer	0.50%	0.55%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the credit loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

●	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or obligors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.
●	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
●	Substandard – loans that exhibit well-defined weakness or weaknesses that presently jeopardize debt repayment. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.
●	Doubtful – loans that have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2024:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$381,183	$193,291	$364,536	$298,591	$127,616	$207,332	$1,097,724	$309	$2,670,582
Special Mention	1,469	-	11,415	2,545	3,753	9,968	17,519	-	46,669
Substandard - accruing	3,492	-	1,008	365	365	25,694	21,602	-	52,526
Substandard -Non-accrual	-	2,271	1,766	9,412	478	8,914	1,371	-	24,212
Total Commercial, financial and agricultural	$386,144	$195,562	$378,725	$310,913	$132,212	$251,908	$1,138,216	$309	$2,793,989
Current-period gross write-offs	$-	$1,002	$-	$52	$675	$4,225	$2,263	$-	$8,217

Real estate - construction
Pass	$214,037	$295,362	$557,893	$189,368	$45,997	$17,754	$71,704	$-	$1,392,115
Special Mention	-	590	27,555	16,421	-	-	-	-	44,566
Substandard - accruing	-	-	2,000	-	-	967	-	-	2,967
Total Real estate - construction	$214,037	$295,952	$587,448	$205,789	$45,997	$18,721	$71,704	$-	$1,439,648

Owner-occupied commercial
Pass	$258,398	$181,867	$522,801	$501,821	$270,619	$602,983	$61,533	$813	$2,400,835
Special Mention	-	944	1,544	434	5,470	11,476	1,351	-	21,219
Substandard - accruing	-	417	1,155	6,714	2,249	2,423	-	-	12,958
Substandard -Non-accrual	-	-	-	-	-	6,675	-	-	6,675
Total Owner-occupied commercial	$258,398	$183,228	$525,500	$508,969	$278,338	$623,557	$62,884	$813	$2,441,687
Current-period gross write-offs	$-	$-	$-	$100	$-	$-	$-	$-	$100

1-4 family mortgage
Pass	$227,811	$138,582	$340,028	$201,430	$69,045	$86,428	$329,412	$-	$1,392,736
Special Mention	-	556	795	1,987	987	4,565	1,116	-	10,006
Substandard - accruing	-	-	-	-	-	1,692	621	-	2,313
Substandard -Non-accrual	-	265	388	1,575	641	894	1,163	-	4,926
Total 1-4 family mortgage	$227,811	$139,403	$341,211	$204,992	$70,673	$93,579	$332,312	$-	$1,409,981
Current-period gross write-offs	$-	$28	$61	$62	$-	$5	$182	$-	$338

Other mortgage
Pass	$341,446	$172,384	$1,423,763	$940,369	$416,585	$718,072	$74,433	$246	$4,087,298
Special Mention	-	-	13,328	71,375	-	3,408	-	-	88,112
Substandard - accruing	-	-	4,585	-	-	9,681	-	-	14,266
Substandard -Non-accrual	-	-	384	875	-	-	-	-	1,259
Total Other mortgage	$341,446	$172,384	$1,442,060	$1,012,619	$416,585	$731,162	$74,433	$246	$4,190,935

Consumer
Pass	$23,560	$3,226	$2,769	$1,699	$1,301	$3,409	$25,943	$-	$61,907
Special Mention	-	-	-	-	-	-	28	-	28
Substandard - accruing	-	-	-	-	-	-	50	-	50
Substandard -Non-accrual	-	-	-	-	-	1	-	-	1
Total Consumer	$23,560	$3,226	$2,769	$1,699	$1,301	$3,410	$26,021	$-	$61,986
Current-period gross write-offs	$-	8	-	-	-	75	278	-	$361

Total Loans
Pass	$1,446,435	$984,712	$3,211,790	$2,133,278	$931,163	$1,635,978	$1,660,749	$1,368	$12,005,473
Special Mention	1,469	2,090	54,637	92,762	10,210	29,418	20,014	-	210,600
Substandard - accruing	3,492	417	8,748	7,079	2,614	40,457	22,273	-	85,080
Substandard -Non-accrual	-	2,536	2,538	11,862	1,119	16,484	2,534	-	37,073
Total Loans	$1,451,396	$989,755	$3,277,713	$2,244,981	$945,106	$1,722,337	$1,705,570	$1,368	$12,338,226
Current-period gross write-offs	$-	$1,038	$61	$214	$675	$4,305	$2,723	$-	$9,016

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2023 were as follows:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$341,335	$455,281	$354,034	$162,543	$100,032	$151,527	$1,161,324	$491	$2,726,567
Special Mention	4,275	1,982	5,105	5,765	1,320	3,549	21,769	7	43,772
Substandard - accruing	1,410	-	2,830	368	9,501	27,962	4,360	-	46,431
Substandard -Non-accrual	-	2	767	206	-	3,336	2,905	-	7,216
Total Commercial, financial and agricultural	$347,020	$457,265	$362,736	$168,882	$110,853	$186,374	$1,190,358	$498	$2,823,986
Current-period gross write-offs	$1,213	$4,690	$2,531	$779	$4	$2,014	$1,998	$-	$13,229

Real estate - construction
Pass	$216,745	$874,903	$283,012	$49,668	$4,866	$16,558	$72,156	$-	$1,517,908
Special Mention	589	-	-	-	-	-	-	-	589
Substandard - accruing	-	33	-	-	-	978	-	-	1,011
Substandard -Non-accrual	-	-	-	-	-	-	-	111	111
Total Real estate - construction	$217,334	$874,936	$283,012	$49,668	$4,866	$17,536	$72,156	$111	$1,519,619
Current-period gross write-offs	$-	$-	$19	$-	$-	$-	$-	$89	$108

Owner-occupied commercial
Pass	$148,915	$478,364	$517,667	$300,978	$181,864	$512,752	$64,170	$844	$2,205,554
Special Mention	5,369	1,411	7,705	8,317	8,530	7,539	-	-	38,871
Substandard - accruing	1,358	-	-	-	-	4,292	-	-	5,650
Substandard -Non-accrual	-	-	-	-	2,329	4,759	-	-	7,088
Total Owner-occupied commercial	$155,642	$479,775	$525,372	$309,295	$192,723	$529,342	$64,170	$844	$2,257,163
Current-period gross write-offs	$-	$-	$-	$-	$117	$-	$-	$-	$117

1-4 family mortgage
Pass	$166,927	$376,964	$228,183	$75,104	$40,697	$61,046	$286,066	$-	$1,234,987
Special Mention	574	721	2,504	1,009	3,865	439	727	-	9,839
Substandard - accruing	-	-	-	-	-	425	261	-	686
Substandard -Non-accrual	155	380	741	572	877	901	800	-	4,426
Total 1-4 family mortgage	$167,656	$378,065	$231,428	$76,685	$45,439	$62,811	$287,854	$-	$1,249,938
Current-period gross write-offs	$-	$40	$-	$-	$-	$14	$-	$-	$54

Other mortgage
Pass	$162,418	$1,119,609	$1,106,055	$448,781	$249,059	$540,325	$100,516	$247	$3,727,010
Special Mention	-	-	-	-	-	-	850	-	850
Substandard - accruing	-	4,975	-	-	-	11,005	-	-	15,980
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Other mortgage	$162,418	$1,124,584	$1,106,055	$448,781	$249,189	$551,706	$101,366	$247	$3,744,346
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Consumer	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Current-period gross write-offs	$-	$-	$-	$-	$4	$49	$1,020	$-	$1,073

Total Loans
Pass	$1,058,567	$3,309,011	$2,493,493	$1,038,868	$577,813	$1,284,895	$1,711,574	$1,582	$11,475,803
Special Mention	10,807	4,114	15,314	15,091	13,715	11,527	23,346	7	93,921
Substandard - accruing	2,768	5,008	2,830	368	9,501	44,662	4,621	-	69,758
Substandard -Non-accrual	155	382	1,508	778	3,336	9,372	3,705	111	19,347
Total Loans	$1,072,297	$3,318,515	$2,513,145	$1,055,105	$604,365	$1,350,456	$1,743,246	$1,700	$11,658,829
Current-period gross write-offs	$1,213	$4,730	$2,550	$779	$125	$2,077	$3,018	$89	$14,581

Loans by performance status as of September 30, 2024 and December 31, 2023 were as follows:

September 30, 2024	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,768,695	$25,294	$2,793,989
Real estate - construction	1,439,648	-	1,439,648
Real estate - mortgage:
Owner-occupied commercial	2,434,932	6,755	2,441,687
1-4 family mortgage	1,404,187	5,794	1,409,981
Other mortgage	4,189,676	1,259	4,190,935
Total real estate mortgage	8,028,795	13,808	8,042,603
Consumer	61,920	66	61,986
Total	$12,299,058	$39,168	$12,338,226

December 31, 2023	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,816,599	$7,387	$2,823,986
Real estate - construction	1,519,508	111	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,250,074	7,089	2,257,163
1-4 family mortgage	1,243,603	6,335	1,249,938
Other mortgage	3,743,840	506	3,744,346
Total real estate mortgage	7,237,517	13,930	7,251,447
Consumer	63,672	105	63,777
Total	$11,637,296	$21,533	$11,658,829

Loans by past due status as of September 30, 2024 and December 31, 2023 were as follows:

September 30, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$4,151	$1,091	$1,081	$6,323	$24,213	$2,763,453	$2,793,989	$20,985
Real estate - construction	31,459	14,074	-	45,533	-	1,394,115	1,439,648	-
Real estate - mortgage:
Owner-occupied commercial	3,261	-	79	3,340	6,676	2,431,671	2,441,687	6,522
1-4 family mortgage	306	2,644	868	3,818	4,926	1,401,237	1,409,981	4,399
Other mortgage	57,738	6,357	-	64,095	1,259	4,125,581	4,190,935	713
Total real estate - mortgage	61,305	9,001	947	71,253	12,861	7,958,489	8,042,603	11,634
Consumer	89	33	65	187	1	61,798	61,986	1
Total	$97,004	$24,199	$2,093	$123,296	$37,075	$12,177,855	$12,338,226	$32,620

December 31, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$3,418	$3,718	$170	$7,306	$7,217	$2,809,463	$2,823,986	$5,028
Real estate - construction	-	34	-	34	111	1,519,474	1,519,619	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	7,089	2,250,074	2,257,163	7,089
1-4 family mortgage	540	4,920	1,909	7,369	4,426	1,238,143	1,249,938	1,224
Other mortgage	676	10,703	-	11,379	506	3,732,461	3,744,346	506
Total real estate - mortgage	1,216	15,623	1,909	18,748	12,021	7,220,678	7,251,447	8,819
Consumer	58	31	105	194	-	63,583	63,777	-
Total	$4,692	$19,406	$2,184	$26,282	$19,349	$11,613,198	$11,658,829	$13,847

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial ("C&I") revolving lines of credit and credit cards. C&I revolving lines of credit and credit cards are members of the Commercial, financial and agricultural and Consumer portfolios, respectively. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At September 30, 2024 and December 31, 2023, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects the national unemployment rate to fall and the national GDP growth rate to rise compared to the December 31, 2023 forecast.

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

Real estate construction loans include risks associated with the borrower’s creditworthiness, contractor’s qualifications, borrower and contractor performance, and the overall risk and complexity of the proposed project.  Construction lending is also subject to risks associated with sub-market dynamics, including population, employment trends and household income.  During times of economic stress, this type of loan has typically had a greater degree of risk than other loan types.

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

The following table presents changes in the ACL, segregated by loan type, for the three and nine months ended September 30, 2024 and 2023.

	Commercial,
	financial and	Real estate -	Real estate -
	agricultural	construction	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2024
Allowance for credit losses on loans:
Balance, July 1, 2024	$56,216	$40,450	$59,684	$1,742	$158,092
Charge-offs	(3,020)	-	(252)	(155)	(3,427)
Recoveries	616	-	2	37	655
Provision for credit losses on loans	3,226	(3,092)	5,322	(21)	5,435
Balance at September 30, 2024	$57,038	$37,358	$64,756	$1,603	$160,755

	Three Months Ended September 30, 2023
Allowance for credit losses on loans:
Balance, July 1, 2023	$43,465	$40,443	$66,237	$2,127	$152,272
Charge-offs	(4,783)	(19)	-	(341)	(5,143)
Recoveries	825	-	-	11	836
Provision for credit losses on loans	6,454	(2,401)	37	192	4,282
Balance at September 30, 2023	$45,961	$38,023	$66,274	$1,989	$152,247

	Nine Months Ended September 30, 2024
Allowance for credit losses on loans:
Balance at January 1, 2024	$52,121	$44,658	$55,126	$1,412	$153,317
Charge-offs	(8,217)	-	(438)	(361)	(9,016)
Recoveries	1,220	8	8	62	1,298
Provision for credit losses on loans	11,914	(7,308)	10,060	490	15,156
Balance at September 30, 2024	$57,038	$37,358	$64,756	$1,603	$160,755

	Nine Months Ended September 30, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$58,652	$1,926	$146,297
Charge-offs	(10,398)	(19)	(157)	(842)	(11,416)
Recoveries	2,187	3	-	43	2,233
Provision for credit losses on loans	11,342	(4,850)	7,779	862	15,133
Balance at September 30, 2023	$45,961	$38,023	$66,274	$1,989	$152,247

We maintain an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. During the third quarter of 2024, we reclassified the provision for Unfunded Commitments from Other Expenses to Provision for Credit Losses. The ACL on unfunded commitments was $1.3 million at September 30, 2023, and $575,000 at December 31, 2023. The provision expense for unfunded commitments was $239,000 and $726,000 for the three and nine months ended September 30, 2024, respectively. There was no provision expense for the three and nine months ended September 30, 2023, respectively.

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

		Accounts				ACL
September 30, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$19,317	$3,587	$5,640	$42,498	$71,042	$20,569
Real estate - construction	2,000	-	-	967	2,967	-
Real estate - mortgage:
Owner-occupied commercial	19,552	-	-	80	19,632	154
1-4 family mortgage	14,650	-	-	875	15,525	546
Other mortgage	6,350	-	472	377	7,199	1,050
Total real estate - mortgage	40,552	-	472	1,332	42,356	1,750
Consumer	-	-	1	50	51	50
Total	$61,869	$3,587	$6,113	$44,847	$116,416	$22,369

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,266	$7,240	$2,126	$24,016	$53,648	$16,189
Real estate - construction	145	-	-	978	1,123	1
Real estate - mortgage:
Owner-occupied commercial	12,038	-	-	698	12,736	475
1-4 family mortgage	15,694	-	-	-	15,694	1,058
Other mortgage	5,062	-	-	800	5,862	603
Total real estate - mortgage	32,794	-	-	1,498	34,292	2,136
Consumer	-	-	-	-	-	-
Total	$53,205	$7,240	$2,126	$26,492	$89,063	$18,326

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$41,486	$11,355	$52,841	0.43%
Owner-occupied commercial	3,138	-	3,138	0.03%
1-4 family mortgage	115	-	115	-%
Total	$44,739	$11,355	$56,094	0.46%

	Nine Months Ended September 30, 2024
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$48,448	$12,363	$60,811	0.49%
Real estate - construction	967	-	967	0.01%
Owner-occupied commercial	4,595	1,155	5,750	0.05%
1-4 family mortgage	526	172	698	0.01%
Other mortgage	9,681	-	9,681	0.08%
Total	$64,217	$13,690	$77,907	0.64%

	Three months ended September 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$25,340	$-	$25,340	0.22%
Other mortgage	303	303	606	0.01%
Total	$25,643	$303	$25,946	0.23%

	Nine months ended September 30, 2023
		Payment Deferral
	Term	and Term		Percentage of
	Extensions	Extensions	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$30,264	$-	$30,264	0.26%
Owner-occupied commercial	2,410	-	2,410	0.02%
Other mortgage	11,236	303	11,539	0.10%
Total	$43,910	$303	$44,213	0.38%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 95	$1,278
Real estate - construction	-	-
Owner-occupied commercial	4 to 5	-
1-4 family mortgage	6	-
Other mortgage	-	-

	Nine Months Ended September 30, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	2 to 95	$1,403
Real estate - construction	12	-
Owner-occupied commercial	4 to 60	16
1-4 family mortgage	6 to 121	2
Other mortgage	11	-

Three Months Ended September 30, 2023
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 12	$-
Real estate - construction	-	-
Owner-occupied commercial	-	-
1-4 family mortgage	-	-
Other mortgage	2 to 3	-

Nine Months Ended September 30, 2023
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 65	$-
Real estate - construction	-	-
Owner-occupied commercial	3 to 60	49
1-4 family mortgage	-	-
Other mortgage	2 to 36	59

As of September 30, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first or second quarters of 2024 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. Adjustments have been made to both the three months and nine months ended September 30, 2023 tables, due to the refinement of our policy surrounding the definition of borrowers experiencing financial difficulty.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 14 years. At September 30, 2024, the Company had lease right-of-use assets and lease liabilities totaling $25.2 million and $26.1 million, respectively, compared to $26.5 million and $27.4 million, respectively, at December 31, 2023 which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities as of September 30, 2024 are as follows:

September 30, 2024
(In Thousands)
2024 (remaining)	$1,376
2025	5,345
2026	4,491
2027	3,927
2028	3,079
thereafter	12,435
Total lease payments	30,653
Less: imputed interest	(4,521)
Present value of operating lease liabilities	$26,132

As of September 30, 2024, the weighted average remaining term of operating leases is 7.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.72%.

Operating cash outflows related to leases were $1.4 million and $4.2 million for the three and nine months ended September 30, 2024, respectively, compared to $1.8 million and $4.3 million for the three and nine months ended September 30, 2023, respectively.

Lease costs during the three and nine months ended September 30, 2024 and September 30, 2023 were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease cost	$1,443	$1,784
Short-term lease cost	59	-
Variable lease cost	206	212
Sublease income	(4)	(5)
Net lease cost	$1,704	$1,991

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	$4,237	$4,291
Short-term lease cost	59	-
Variable lease cost	639	597
Sublease income	(14)	(21)
Net lease cost	$4,921	$4,867

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, and $929,000 and $2.7 million for the three and nine months ended September 30, 2023, respectively.

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

There have not been any grants of stock options since October of 2019.

The following table summarizes stock option activity during the nine months ended September 30, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2024:
Outstanding at January 1, 2024	165,800	$24.35	2.9	$7,211
Exercised	(33,350)	18.71	1.0	11,627
Outstanding at September 30, 2024	132,450	$25.69	2.6	$5,117

Exercisable at September 30, 2024	115,950	$22.95	1.7	$6,808

Nine Months Ended September 30, 2023:
Outstanding at January 1, 2023	280,000	$19.43	3.0	$14,088
Exercised	(87,700)	12.04	0.8	3,520
Forfeited	(1,000)	34.09	5.3	18
Outstanding at September 30, 2023	191,300	$22.65	3.4	$6,235

Exercisable at September 30, 2023	139,300	$17.12	1.7	$5,051

As of September 30, 2024, there was $4,000 of total unrecognized compensation cost related to non-vested stock options, which will be recognized during October 2024.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2024, there was $5.7 million of total unrecognized compensation cost related to non-vested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.2 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain market conditions. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of the performance shares is determined using a Monte Carlo simulation model on the grant date. As of September 30, 2024, there was $1.2 million of total unrecognized compensation cost related to non-vested performance shares. As of September 30, 2024, non-vested performance shares had a weighted average remaining time to vest of 1.7 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2024:
Non-vested at January 1, 2024	158,298	$58.08	31,944	$58.25
Granted	50,324	66.74	14,253	68.67
Vested	(46,938)	45.61	(18,653)	37.05
Forfeited	(5,696)	53.50	(2,318)	72.18
Non-vested at September 30, 2024	155,988	$64.79	25,226	$78.53

Nine Months Ended September 30, 2023:
Non-vested at January 1, 2023	141,580	$56.39	23,852	$54.16
Granted	49,415	60.29	8,091	70.29
Vested	(31,492)	52.22	-	-
Forfeited	(11,733)	64.78	-	-
Non-vested at September 30, 2023	147,770	$57.92	31,943	$58.25

NOTE 8 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments with customers related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2024 and December 31, 2023 were not material.

NOTE 9 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments expanded the permitted use of the proportional amortization method, which was previously only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. ASU 2023-02 was adopted on a modified retrospective basis of transition or, for certain changes, a prospective basis, which resulted in a reduction to retained earnings as of January 1, 2024, of $2.3 million.

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

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of September 30, 2024 was 0% to 75% and 26%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 0% to 66% and 25% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $4.7 million and $5.8 million during the three and nine months ended September 30, 2024, respectively, and $7.2 million and $13.5 million during the three and nine months ended September 30, 2023, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of September 30, 2024 was 16% to 100% and 40%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 25% to 100% and 38.3%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A loss on the sale and write-downs of OREO and repossessed assets of $55,000 and $89,000 was recognized for the three and nine months ended September 30, 2024, respectively, and $33,000 and $28,000 for the three and nine months ended September 30, 2023. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were five residential real estate loans with a balance of $519,000 foreclosed and classified as OREO as of September 30, 2024, compared to three residential real estate loan foreclosures for $360,000 as of December 31, 2023.

Three residential real estate loans totaling $509,000 were in the process of being foreclosed as of September 30, 2024. There were three residential real estate loans for $292,000 that were in the process of being foreclosed as of December 31, 2023.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. There were no liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Fair Value Measurements at September 30, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$567,324	$-	$-	$567,324
Mortgage-backed securities	-	238,300	-	238,300
State and municipal securities	-	9,718	-	9,718
Corporate debt	-	323,665	-	323,665
Total available-for-sale debt securities	567,324	571,683	-	1,139,007
Total assets at fair value	$567,324	$571,683	$-	$1,139,007

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$340,807	$-	$-	$340,807
Government agency securities	-	-	-	-
Mortgage-backed securities	-	215,485	-	215,485
State and municipal securities	-	10,223	-	10,223
Corporate debt	-	326,808	6,860	333,668
Total available-for-sale debt securities	340,807	552,516	6,860	900,183
Total assets at fair value	$340,807	$552,516	$6,860	$900,183

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$94,047	$94,047
Other real estate owned and repossessed assets	-	-	2,723	2,723
Total assets at fair value	$-	$-	$96,770	$96,770

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$70,737	$70,737
Other real estate owned and repossessed assets	-	-	995	995
Total assets at fair value	$-	$-	$71,732	$71,732

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the nine months ended September 30, 2024, there were two transfers out of Level 3 into Level 2.

The table below includes a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2024 and September 30, 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Level 1 Inputs:
Cash and cash equivalents	$1,756,689	$1,756,689	$2,030,513	$2,030,513
Held to maturity U.S. Treasury securities	249,349	233,123	508,985	484,267

Level 2 Inputs:
Federal funds sold	3,542	3,542	100,575	100,575
Held to maturity debt securities	478,981	439,650	473,429	422,674
Mortgage loans held for sale	8,453	8,453	5,071	5,071
Restricted equity securities	11,300	11,300	10,226	10,226

Level 3 Inputs:
Held to maturity debt securities	250	250	250	250
Loans, net	12,177,471	11,826,898	11,505,512	11,032,819

Financial Liabilities:
Level 2 Inputs:
Deposits	$13,146,529	$13,145,438	$13,273,511	$13,266,640
Federal funds purchased	1,542,623	1,542,623	1,256,724	1,256,724
Other borrowings	64,741	58,861	64,735	58,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2024 and September 30, 2023.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this Quarterly Report on Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, the Federal Reserve policies in connection with continued or re-emerging inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and non-bank financial institutions. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained herein. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Third quarter highlights

●	Diluted earnings per common share of $ 1.10 for the third quarter of 2024, an increase of 12.2%, from the third quarter 2023.
●	Average loans of $12.37 billion for the third quarter of 2024, an increase of $803.6 million, or 7.0%, from the third quarter 2023.
●	Average deposits of $13.52 billion for the third quarter of 2024, an increase of $0.84 billion, or 6.6%, from the third quarter 2023.
●	Net interest income of $115.1 million for the third quarter of 2024, an increase of $15.4 million, or 15.5%, from the third quarter 2023.
●	Net interest margin of 2.84% for third quarter of 2024, increased 20 bps from 2.64% in the third quarter 2023.

Overview

As of September 30, 2024, we had consolidated total assets of $16.45 billion, an increase of $319.5 million, or 2.0%, from $16.13 billion at December 31, 2023. Total loans were $12.34 billion, an increase of $679.4 million, or 5.8%, from $11.66 billion at December 31, 2023. Total deposits were $13.15 billion, a decrease of $127.0 million, or 1.0%, from $13.27 billion at December 31, 2023.

Net income and net income available to common stockholders of $59.9 million for the quarter ended September 30, 2024, compared to net income and net income available to common stockholders of $53.3 million for the third quarter of 2023. Basic and diluted earnings per common share were both $1.10 for the three months ended September 30, 2024, compared to $0.98 for both in the corresponding period in 2023.

Net income of $162.1 million and net income available to common stockholders of $162.0 million for the nine months ended September 30, 2024, compared to net income of $164.8 million and net income available to common stockholders of $164.7 million for the nine months ended September 30, 2023. Basic and diluted earnings per common share were both $2.97 for the nine months ended September 30, 2024, compared to $3.03 and $3.02, respectively, for the corresponding period in 2023. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30
	2024	2023	2024	2023
Return on average assets	1.43%	1.37%	1.35%	1.50%
Return on average common stockholders' equity	15.55%	15.34%	14.51%	16.23%
Dividend payout ratio	27.36%	28.63%	27.36%	27.80%
Net interest margin (1)	2.84%	2.64%	2.77%	2.90%
Efficiency ratio (2)	36.90%	38.64%	38.53%	36.05%
Average stockholders' equity to average total assets	9.22%	8.94%	9.27%	9.22%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on  interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At September 30, 2024, we had $3.5 million in federal funds sold, compared to $100.6 million at December 31, 2023. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2024, we had 0 in balances at the Federal Reserve, compared to 0 at December 31, 2023.

Investment Securities

Debt securities available-for-sale totaled $1.14 billion at September 30, 2024 and $900.2 million at December 31, 2023. Investment securities held to maturity totaled $728.6 million at September 30, 2024 and $982.7 million at December 31, 2023. We had paydowns of $72.8 million on mortgage-backed securities and government agencies, maturities of $667.7 million on municipal bonds, corporate securities and treasury securities, and calls of $2.0 million on corporate securities during the nine months ended September 30, 2024. We purchased $95.3 million in mortgage-backed securities, and $591.5 million in U.S. Treasury securities during the nine months ended September 30, 2024. For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2024 and December 31, 2023, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of September 30, 2024 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of September 30, 2024, we had $323.6 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of September 30, 2024.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.52 billion and $1.49 billion as of September 30, 2024 and December 31, 2023, respectively.

Loans

We had total loans of $12.34 billion, an increase of $679.4 million, or 5.8%, from $11.66 billion at December 31, 2023. Other mortgage increased $424.8 million from last year, and increased $118.9 million during the quarter, making up over half of total loan growth for both periods. Our loan pipeline has expanded and indicates that loan demand is improving in our market areas.

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

	As of and for the Three Months Ended		As of and for the Nine Months Ended September 30
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$12,338,226	$11,641,130	$12,338,226	$11,641,130
Average loans outstanding, net of unearned income	$12,366,657	$11,563,026	$12,058,006	$11,604,264
Allowance for credit losses at beginning of period	158,092	152,272	153,317	146,297
Charge-offs:
Commercial, financial and agricultural loans	3,020	4,784	8,217	10,399
Real estate - construction	-	19	-	19
Real estate - mortgage	252	-	438	157
Consumer loans	155	341	361	842
Total charge-offs	3,427	5,144	9,016	11,417
Recoveries:
Commercial, financial and agricultural loans	616	825	1,220	2,186
Real estate - construction	-	-	8	3
Real estate - mortgage	2	-	8	1
Consumer loans	37	11	62	43
Total recoveries	655	836	1,298	2,233
Net charge-offs	2,772	4,308	7,718	9,184
Provision for credit losses on loans	5,435	4,282	15,156	15,133
Allowance for credit losses on loans at period end	$160,755	$152,246	$160,755	$152,246
Allowance for credit losses on loans to period end loans	1.30%	1.31%	1.30%	1.31%
Net charge-offs to average loans	0.09%	0.15%	0.09%	0.11%

		Percentage of loans
		in each category
September 30, 2024	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$57,038	33.22%
Real estate - construction	37,358	10.08%
Real estate - mortgage	64,756	55.97%
Consumer	1,603	0.73%
Total	$160,755	100.00%

		Percentage of loans
		in each category
December 31, 2023	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$52,121	31.30%
Real estate - construction	44,658	11.57%
Real estate - mortgage	55,126	56.43%
Consumer	1,412	0.70%
Total	$153,317	100.00%

Nonperforming Assets

Total nonperforming loans at September 30, 2024, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $17.6 million, or 81.9%, to $39.2 million from $21.5 million at December 31, 2023. Of this total, nonaccrual loans of $37.1 million at September 30, 2024 represented a net increase of $17.7 million from nonaccrual loans at December 31, 2023. The increase in non-performing assets to total assets can primarily be attributed to a single relationship that moved to non-accrual status during the first quarter of 2024. Excluding credit card accounts, there were seven loans 90 or more days past due and still accruing totaling $951,000 at September 30, 2024, compared to nine loans totaling $1.9 million at December 31, 2023. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2024 and 2023 were $56.1 million and $25.9 million, respectively.

The following table details our nonperforming assets at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$24,213	58	$7,217	35
Real estate - construction	-	-	111	1
Real estate - mortgage:
Owner-occupied commercial	6,676	15	7,089	14
1-4 family mortgage	4,926	46	4,426	41
Other mortgage	1,259	2	506	2
Total real estate - mortgage	12,861	63	12,021	57
Consumer	1	-	-	-
Total Nonaccrual loans:	$37,075	121	$19,349	93

90+ days past due and accruing:
Commercial, financial and agricultural	$1,081	15	$170	8
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	79	-	-	-
1-4 family mortgage	868	6	1,909	9
Other mortgage	-	-	-	-
Total real estate - mortgage	947	6	1,909	9
Consumer	65	11	105	16
Total 90+ days past due and accruing:	$2,093	32	$2,184	33

Total Nonperforming Loans:	$39,168	153	$21,533	126

Plus: Other real estate owned and repossessions	2,723	9	995	7
Total Nonperforming Assets	$41,891	162	$22,528	133

Ratios:
Nonperforming loans to total loans	0.32%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.34%		0.19%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.34%		0.19%

OREO and repossessed assets at September 30, 2024 were $2.7 million, an increase of $1.7 million, or 173.7%, from $995,000 at December 31, 2023. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30 September 30,
	2024	2023
	(In thousands)
Balance at beginning of period	$995	$248
Transfers from loans and capitalized expenses	3,531	628
Proceeds from sales	(1,843)	(158)
Write-downs / net gain (loss) on sales	40	(28)
Balance at end of period	$2,723	$690

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. At September 30, 2024, our total deposits were $13.15 billion, a decrease of $127.0 million, or 1.0%, from $13.27 billion at December 31, 2023.

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Noninterest-bearing demand	$2,576,329	19.60%	$2,643,101	19.91%
Interest-bearing demand	2,161,071	16.44%	2,698,430	20.33%
Money market	7,146,835	54.36%	6,669,033	50.24%
Savings	104,101	0.79%	107,227	0.81%
Time deposits, $250,000 and under	473,680	3.60%	424,730	3.20%
Time deposits, over $250,000	684,513	5.21%	730,990	5.51%
	$13,146,529	100.00%	$13,273,511	100.00%

At September 30, 2024 and December 31, 2023, we estimate that we had approximately $8.74 billion and $8.76 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. The uninsured deposit data for 2024 and 2023 reflect the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.54 billion and $1.26 billion at September 30, 2024 and December 31, 2023, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 4.97% for the quarter ended September 30, 2024. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2024, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.11 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $2.93 billion and $2.15 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.11 billion in available funding for brokered deposits. Additionally, the Bank had approximately $225.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $16.63 billion and $16.10 billion, respectively, for the three and nine months ended September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Sources of Funds:
Deposits:
Non-interest-bearing	15.5%	20.1%	16.0%	19.7%
Interest-bearing	65.6	60.6	65.2	61.2
Federal funds purchased	8.4	8.3	8.3	8.6
Long term debt and other borrowings	0.4	0.7	0.4	0.6
Other liabilities	0.7	0.5	0.6	0.4
Equity capital	9.5	9.8	9.5	9.5
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	74.5%	75.0%	75.0%	79.0%
Securities	11.8	13.2	12.3	12.5
Interest-bearing balances with banks	10.7	8.4	9.6	5.2
Federal funds sold	-	0.5	0.2	0.3
Other assets	3.0	2.9	2.9	3.0
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2024 was $1.57 billion, or 9.55% of total assets.  At December 31, 2023, total stockholders’ equity attributable to us was $1.44 billion, or 8.93% of total assets.

As of September 30, 2024, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2024.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2024, December 31, 2023 and September 30, 2023:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,587,789	11.25%	$635,191	4.50%	N/A	N/A
ServisFirst Bank	1,646,071	11.66%	635,148	4.50%	$917,435	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,588,289	11.25%	846,921	6.00%	N/A	N/A
ServisFirst Bank	1,646,571	11.67%	846,863	6.00%	1,129,151	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,803,087	12.77%	1,129,228	8.00%	N/A	N/A
ServisFirst Bank	1,808,628	12.81%	1,129,151	8.00%	1,411,439	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,588,289	9.54%	666,213	4.00%	N/A	N/A
ServisFirst Bank	1,646,571	9.89%	666,173	4.00%	832,716	5.00%

As of December 31, 2023
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,473,885	10.91%	$607,690	4.50%	N/A	N/A
ServisFirst Bank	1,535,757	11.37%	607,665	4.50%	$877,738	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,474,385	10.92%	810,253	6.00%	N/A	N/A
ServisFirst Bank	1,536,257	11.38%	810,220	6.00%	1,080,293	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,681,028	12.45%	1,080,338	8.00%	N/A	N/A
ServisFirst Bank	1,690,149	12.52%	1,080,293	8.00%	1,350,366	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,474,385	9.12%	646,710	4.00%	N/A	N/A
ServisFirst Bank	1,536,257	9.50%	646,675	4.00%	808,343	5.00%

As of September 30, 2023
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,447,107	10.69%	$609,385	4.50%	N/A	N/A
ServisFirst Bank	1,508,380	11.14%	609,345	4.50%	$880,164	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,447,607	10.69%	812,514	6.00%	N/A	N/A
ServisFirst Bank	1,508,880	11.14%	812,459	6.00%	1,083,279	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,659,180	12.25%	1,083,352	8.00%	N/A	N/A
ServisFirst Bank	1,661,702	12.27%	1,083,279	8.00%	1,354,099	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,447,607	9.35%	619,043	4.00%	N/A	N/A
ServisFirst Bank	1,508,880	9.75%	619,041	4.00%	773,801	5.00%

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

Financial instruments whose unfunded contract amounts represent credit risk at September 30, 2024 are as follows:

September 30, 2024
(In Thousands)
Commitments to extend credit	$3,682,071
Credit card arrangements	358,814
Standby letters of credit	127,775
$4,168,660

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders was $59.9 million for the quarter ended September 30, 2024, compared to net income and net income available to common stockholders was $53.3 million for the third quarter of 2023. The increase in net income for the three months ended September 30, 2024 compared to 2023 was primarily attributable to increases in net interest income. Net income was $162.1 million and net income available to common stockholders was $162.0 million for the nine months ended September 30, 2024, compared to net income was $164.8 million and net income available to common stockholders was $164.7 million for the nine months ended September 30, 2023. The decrease in net income for the nine months ended September 30, 2024 compared to 2023 was primarily attributable increases in non-interest expenses and provision for income taxes that were partially offset by the growth in net interest income.

Basic and diluted earnings per common share were both $1.10 for the three months ended September 30, 2024, compared to $0.98 for both in the corresponding period in 2023. Basic and diluted earnings per common share were both $2.97 for the nine months ended September 30, 2024, compared to $3.03 and $3.02, respectively, for the corresponding period in 2023. Return on average assets for the three and nine months ended September 30, 2024 was 1.43% and 1.35% compared to 1.37% and 1.50%, respectively, for the corresponding periods in 2023.  Return on average common stockholders’ equity for the three and nine months ended September 30, 2024 was 15.55% and 14.51%, respectively, compared to 15.34% and 16.23%, respectively, for the corresponding periods in 2023.

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

Taxable-equivalent net interest income increased $15.4 million, or 15.5%, to $115.1 million for the three months ended September 30, 2024 compared to $99.7 million for the corresponding period in 2023, and increased $14.8 million, or 4.8%, to $324.2 million for the nine months ended September 30, 2024 compared to $309.4 million for the corresponding period in 2023. The taxable-equivalent yield on interest-earning assets increased to 6.12% for the three months ended September 30, 2024 from 5.65% for the corresponding period in 2023, and increased to 6.00% for the nine months ended September 30, 2024 from 5.48% for the corresponding period in 2023. The yield on loans for the three months ended September 30, 2024 was 6.62% compared to 6.13% for the corresponding period in 2023, and 6.50% compared to 5.92% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The cost of total interest-bearing liabilities increased to 4.26% for the three months ended September 30, 2024 compared to 4.02% for the corresponding period in 2023, and increased to 4.23% for the nine months ended September 30, 2024 from 3.54% for the corresponding period in 2023. Net interest margin for the three months ended September 30, 2024 was 2.84% compared to 2.64% for the corresponding period in 2023, and 2.77% for the nine months ended September 30, 2024 compared to 2.90% for the corresponding period in 2023.

The Federal Reserve Bank decreased their targeted federal funds rate from 5.25 – 5.50% at September 30, 2023 to its current range as of September 30, 2024 of 4.75 – 5.00%.

The following tables show, for the three and nine months ended September 30, 2024 and September 30, 2023, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2024			2023
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,351,073	$205,791	6.63%	$11,545,003	$178,485	6.13%
Tax-exempt (3)	15,584	73	1.86	18,023	214	4.71
Total loans, net of unearned income	12,366,657	205,864	6.62	11,563,026	178,699	6.13
Mortgage loans held for sale	10,674	102	3.80	5,476	92	6.67
Investment securities:
Taxable	1,955,632	17,437	3.57	2,029,995	15,568	3.07
Tax-exempt (3)	815	9	4.42	2,408	15	2.49
Total investment securities (4)	1,956,447	17,446	3.57	2,032,403	15,583	3.07
Federal funds sold	2,106	31	5.86	74,424	985	5.25
Restricted equity securities	11,290	209	7.36	8,471	126	5.90
Interest-bearing balances with banks	1,775,192	24,343	5.46	1,293,243	17,759	5.45
Total interest-earning assets	$16,122,366	$247,995	6.12	$14,977,043	$213,244	5.65
Non-interest-earning assets:
Cash and due from banks	103,539			111,566
Net fixed assets and equipment	60,607			60,121
Allowance for credit losses, accrued interest and other assets	340,621			283,357
Total assets	$16,627,133			$15,432,087

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,318,384	$17,299	2.97%	$2,153,973	$14,767	2.72%
Savings deposits	102,627	453	1.76	112,814	459	1.61
Money market accounts	7,321,503	81,857	4.45	6,538,426	69,947	4.24
Time deposits	1,197,650	13,601	4.52	1,093,388	10,728	3.89
Total interest-bearing deposits	10,940,164	113,210	4.12	9,898,601	95,901	3.84
Federal funds purchased	1,391,118	18,960	5.42	1,237,721	16,926	5.43
Other borrowings	64,738	687	4.22	64,734	690	4.23
Total interest-bearing liabilities	$12,396,020	$132,857	4.26%	$11,201,056	$113,517	4.02%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,575,575			2,778,858
Other liabilities	122,455			52,797
Stockholders' equity	1,574,902			1,457,893
Accumulated other comprehensive loss	(41,819)			(58,517)
Total liabilities and stockholders' equity	$16,627,133			$15,432,087
Net interest income		$115,138			$99,727
Net interest spread			1.86%			1.63%
Net interest margin			2.84%			2.64%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,949 and $2,996 are included in interest income in the third quarter of 2024 and 2023, respectively.
(2)	Amortization of acquired loan premiums of $45 and $49 is included in interest income in 2024 and 2023, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(58,802) and $(83,815) are excluded from the yield calculation in the third quarter of 2024 and 2023, respectively.

	For the Three Months Ended September 30,
	2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$12,667	$14,639	$27,306
Tax-exempt	(26)	(115)	(141)
Total loans, net of unearned income	12,641	14,524	27,165
Mortgages held for sale	61	(51)	10
Debt securities:
Taxable	(594)	2,463	1,869
Tax-exempt	(14)	8	(6)
Total debt securities	(608)	2,471	1,863
Federal funds sold	(1,055)	101	(954)
Restricted equity securities	52	31	83
Interest-bearing balances with banks	6,560	24	6,584
Total interest-earning assets	$17,651	$17,100	$34,751

Interest-bearing liabilities:
Interest-bearing demand deposits	$1,152	$1,380	$2,532
Savings	(44)	38	(6)
Money market accounts	8,504	3,406	11,910
Time deposits	1,070	1,803	2,873
Total interest-bearing deposits	10,682	6,627	17,309
Federal funds purchased	2,044	(10)	2,034
Other borrowed funds	-	(3)	(3)
Total interest-bearing liabilities	12,726	6,614	19,340
Increase in net interest income	$4,925	$10,486	$15,411

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. The rate component was favorable as loan yields increased 49 basis points and average rates paid on interest-bearing liabilities only increased 24 basis points.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2024			2023
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,041,204	$586,657	6.51%	$11,585,830	$513,534	5.93%
Tax-exempt (3)	16,802	382	3.04	18,434	611	4.43
Total loans, net of unearned income	12,058,006	587,039	6.50	11,604,264	514,145	5.92
Mortgage loans held for sale	7,413	271	4.88	4,019	180	5.99
Investment securities:
Taxable	1,968,535	49,575	3.36	1,838,423	38,035	2.77
Tax-exempt (3)	1,105	32	3.87	3,045	64	2.81
Total debt securities (4)	1,969,640	49,607	3.36	1,841,468	38,099	2.77
Federal funds sold	25,873	1,109	5.73	47,040	1,826	5.19
Restricted equity securities	11,000	606	7	9,070	447	7
Interest-bearing balances with banks	1,549,710	63,627	5	757,722	29,621	5.48
Total interest-earning assets	$15,621,642	$702,259	6.00%	$14,263,583	$584,318	5.48%
Non-interest-earning assets:
Cash and due from banks	99,680			106,285
Net fixed assets and equipment	60,131			60,411
Allowance for credit losses, accrued interest and other assets	314,403			280,829
Total assets	$16,095,856			$14,711,108

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,257,650	$48,726	2.88%	$1,821,205	$26,771	1.97%
Savings deposits	105,159	1,372	1.74	123,098	1,192	1.29
Money market accounts	6,987,741	232,727	4.45	6,091,766	171,176	3.76
Time deposits	1,173,217	39,124	4.45	976,759	24,446	3.35
Total interest-bearing deposits	10,523,767	321,949	4.09	9,012,828	223,585	3.32
Federal funds purchased	1,335,914	54,729	5.47	1,272,285	48,199	5.07
Other borrowings	64,737	1,374	2.84	93,304	3,150	4.51
Total interest-bearing liabilities	$11,924,418	$378,052	4.23%	$10,378,417	$274,934	3.54%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,588,532			2,913,244
Other liabilities	91,029			62,590
Stockholders' equity	1,537,432			1,405,702
Accumulated other comprehensive loss	(45,555)			(48,845)
Total liabilities and stockholders' equity	$16,095,856			$14,711,108
Net interest income		$324,207			$309,384
Net interest spread			1.77%			1.94%
Net interest margin			2.77%			2.90%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $10,921 and $9,577 are included in interest income in 2024, and 2023, respectively.
(2)	Amortization of acquired loan premiums of $141 and $148 is included in interest income in 2024 and 2023, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(64,522) and $(71,105) are excluded from the yield calculation in 2024 and 2023, respectively.

	For the Nine Months Ended September 30,
	2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$20,905	$52,218	$73,123
Tax-exempt	(50)	(179)	(229)
Total loans, net of unearned income	20,855	52,039	72,894
Mortgages held for sale	129	(38)	91
Debt securities:
Taxable	2,846	8,694	11,540
Tax-exempt	(50)	18	(32)
Total debt securities	2,796	8,712	11,508
Federal funds sold	(890)	173	(717)
Restricted equity securities	28	131	159
Interest-bearing balances with banks	32,474	1,532	34,006
Total interest-earning assets	$55,392	$62,549	$117,941

Interest-bearing liabilities:
Interest-bearing demand deposits	$7,446	$14,509	$21,955
Savings	(191)	371	180
Money market accounts	27,330	34,221	61,551
Time deposits	5,546	9,132	14,678
Total interest-bearing deposits	40,131	58,233	98,364
Federal funds purchased	2,504	4,026	6,530
Other borrowed funds	(802)	(974)	(1,776)
Total interest-bearing liabilities	41,833	61,285	103,118
Increase in net interest income	$13,559	$1,264	$14,823

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. While the overall rate component was favorable, loan yields increased by 58 basis points, and the average rate paid on interest-bearing liabilities rose by 69 basis points.

Provision for Credit Losses

The provision for credit losses on loans was $5.4 million for the three months ended September 30, 2024, an increase of $1.2 million from $4.3 million for the three months ended September 30, 2023, and was $15.2 million for the nine months ended September 30, 2024, an increase of $23,000 from $15.1 million for the nine months ended September 30, 2023. The ACL as of September 30, 2024, June 30, 2024, and September 30, 2023, totaled $160.8 million, $158.1 million, and $152.2 million, or 1.30%, 1.28%, and 1.31% of loans, net of unearned income, respectively. During the third quarter of 2024, we recorded a $2.7 million provision for the potential impact of Hurricane Helene, which struck the Florida coast on September 26, 2024, and caused widespread damage from Florida to the Carolinas. In early October, Hurricane Milton struck the west coast of Florida and tracked across the middle of the state. Management is assessing the impact of both hurricanes to determine if additional provisions are warranted. During the third quarter of 2024, we reclassified the provision for Unfunded Commitments from Other Expenses to Provision for Credit Losses. Annualized net credit charge-offs to quarter-to-date average loans were 0.09% for the three months ended September 30, 2024, a 6 basis points decrease compared to 0.15% for the third quarter of 2023. Annualized net credit charge-offs to year-to-date average loans were  0.13% for the nine months ended September 30, 2024, compared to  0.16% for the corresponding period in 2023. Nonperforming loans increased to $39.2 million, or 0.32% of total loans, at September 30, 2024 from $34.9 million, or 0.28% of total loans at December 31, 2023, and increased compared to $22.6 million, or 0.19% of total loans, at September 30, 2023. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
Non-interest income:
Service charges on deposit accounts	$2,341	$2,163	$178	8.2%	$6,784	$6,239	$545	8.7%
Mortgage banking	1,352	825	527	63.9%	3,409	1,963	1,446	73.7%
Credit card income	1,925	2,532	(607)	(24.0)%	6,413	6,627	(214)	(3.2)%
Increase in cash surrender value life insurance	2,113	1,818	295	16.2%	7,402	5,935	1,467	24.7%
Other operating income	818	797	21	2.6%	2,245	2,274	(29)	(1.3)%
Total non-interest income	$8,549	$8,135	$414	5.1%	$26,253	$23,038	$3,215	14.0%

Noninterest income totaled $8.5 million for the three months ended September 30, 2024, an increase of $414,000, or 5.1%, compared to the corresponding period in 2023, and totaled $26.3 million for the nine months ended September 30, 2024, an increase of $3.2 million, or 14.0%, from to the corresponding period in 2023. Service charges on deposit accounts increased $178,000, or 8.2%, to $2.3 million for the three months ended September 30, 2024 compared to $2.2 million for the same period in 2023, and increased $545,000, or 8.7%, to $6.8 million for the nine months ended September 30, 2024 compared to $6.2 million for the same period in 2023. Mortgage banking income increased $527,000, or 63.9%, to $1.4 million for the three months ended September 30, 2024 compared to $825,000 for the same period in 2023, and increased $1.4 million, or 73.7%, to $3.4 million for the nine months ended September 30, 2024 compared to $2.0 million for the same period in 2023. The increase in mortgage banking revenue was primarily attributed to a combination of favorable market conditions and increased staffing levels. Net credit card income decreased $607,000, or 24.0%, to $1.9 million for the three months ended September 30, 2024 compared to $2.5 million for the same period in 2023, and decreased $214,000, or 3.2%, to $6.4 million for the nine months ended September 30, 2024 compared to $6.6 million for the same period in 2023. Bank-owned life insurance (“BOLI”) income increased $295,000, or 16.2%, to $2.1 million for the three months ended September 30, 2024 compared to $1.8 million for the same period in 2023, and increased $1.5 million, or 24.7%, to $7.4 million for the nine months ended September 30, 2024 compared to $5.9 million for the same period in 2023. We recognized $1.2 million of income attributed to a death benefit related to a former employee in our BOLI program during the first quarter of 2024, and $890,000 during the second quarter of 2023. Other income increased $21,000, or 2.6%, to $818,000 for the three months ended September 30, 2024 compared to $797,000 for the same period in 2023, and decreased $29,000, or 1.3%, to $2.2 million for the nine months ended September 30, 2024 compared to $2.3 million for the same period in 2023. Merchant service revenue increased $12,000, or 2.0%, to $606,000 for the three months ended September 30, 2024 compared to $594,000 for the same period in 2023, and increased $79,000, or 4.9%, to $1.7 million for the nine months ended September 30, 2024 compared to $1.6 million for the same period in 2023.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
Non-interest expense:
Salaries and employee benefits	$25,057	$20,080	$4,977	24.8%	$72,256	$57,941	$14,315	24.7%
Equipment and occupancy expense	3,795	3,579	216	6.0%	10,919	10,435	484	4.6%
Third party processing and other services	8,035	6,549	1,486	22.7%	22,666	20,031	2,635	13.2%
Professional services	1,715	1,265	450	35.6%	4,920	4,499	421	9.4%
FDIC and other regulatory assessments	2,355	2,346	9	0.4%	8,462	6,105	2,357	38.6%
OREO expense	103	18	85	472.2%	141	30	111	370.0%
Other operating expense	4,572	7,826	(3,254)	(41.6)%	14,886	20,752	(5,866)	(28.3)%
Total non-interest expense	$45,632	$41,663	$3,969	9.5%	$134,250	$119,793	$14,457	12.1%

Noninterest expense totaled $45.6 million for the three months ended September 30, 2024, an increase of $4.0 million, or 9.5%, compared to the corresponding period in 2023, and totaled $134.3 million for the nine months ended September 30, 2024, an increase of $14.5 million, or 12.1%, from to the corresponding period in 2023. During the second quarter of 2024, the Company recorded the impact from election of the proportional amortization method to account for historical and new market tax credit investments pursuant to adoption of Accounting Standards Update 2023-02. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated income statement as a component of income tax expense. Previously the amortization of the investment was included in other non-interest expenses.

Details of expense are as follows:

●

Salary and benefit expense increased $5.0 million, or 24.8%, to $25.1 million for the three months ended September 30, 2024 compared to $20.1 million for the same period in 2023, and increased $14.3 million, or 24.7%, to $72.3 million for the nine months ended September 30, 2024 compared to $57.9 million for the same period in 2023. The number of FTE employees increased by 52, or 9.2%, to 620 at September 30, 2024 compared to 568 at September 30, 2023. The increase in salary and benefit expense year-over-year was largely due to the normalization of incentives and increased salary expenses due to an increase in FTE employees. Incentives increased approximately $1.8 million, and salaries increased approximately $2.1 million from the third quarter of 2023.

●

Equipment and occupancy expense increased $216,000, or 6.0%, to $3.8 million for the three months ended September 30, 2024 compared to $3.6 million for the same period in 2023, and increased $484,000, or 4.6%, to $10.9 million for the nine months ended September 30, 2024 compared to $10.4 million for the same period in 2023.

●

Third party processing and other services increased $1.5 million, or 22.7%, to $8.0 million for the three months ended September 30, 2024 compared to $6.5 million for the same period in 2023, and increased $2.6 million, or 13.2%, to $22.7 million for the nine months ended September 30, 2024 compared to $20.0 million for the same period in 2023.

●

Professional services expense increased $450,000, or 35.6%, to $1.7 million for the three months ended September 30, 2024 compared to $1.3 million for the same period in 2023, and increased $421,000, or 9.4%, to $4.9 million for the nine months ended September 30, 2024 compared to $4.5 million for the same period in 2023.

●

FDIC and other regulatory assessments increased $9,000, or .4%, to $2.4 million for the three months ended September 30, 2024 compared to $2.3 million for the same period in 2023, and increased $2.4 million, or 38.6%, to $8.5 million for the nine months ended September 30, 2024 compared to $6.1 million for the same period in 2023. In the first quarter of 2024, the FDIC implemented a special assessment adjustment to recapitalize the Deposit Insurance Fund resulting in an expense of $1.8 million.

●

Other operating expenses decreased $3.3 million, or 41.6%, to $4.6 million for the three months ended September 30, 2024 compared to $7.8 million for the same period in 2023, and decreased $5.9 million, or 28.3%, to $14.9 million for the nine months ended September 30, 2024 compared to $20.8 million for the same period in 2023. The decrease in other operating expenses were largely due to the application of the proportional amortization method to account for historical and new market tax credit investments, discussed above.

Income Tax Expense

Income tax expense was $12.5 million for the three months ended September 30, 2024 compared to $8.5 million for the same period in 2023, and was $37.5 million for the nine months ended September 30, 2024, compared to $32.6 million for the same period in 2023. Our effective tax rate for the three and nine months ended September 30, 2024 was 17.23% and 18.8%, respectively, compared to 13.81% and 16.51% for the corresponding periods in 2023, respectively. The increase in our effective tax rates reflect our adoption of the proportional amortization of accounting for investment tax credits during the first quarter of 2024. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2024 of $111,000 and $711,000, respectively, compared to no expense for the three months ended September 30, 2023 and $1.2 million for the nine months ended September 30, 2023, respectively.  Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. (GAAP), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting.  Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and nine months ended September 30, 2024.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap,” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2023, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2023, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2024. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)         On October 21, 2024, we announced the resignation of Kirk Pressley from his positions of Chief Financial Officer and Executive Vice President, effective October 31, 2024. On October 31, 2024, we entered into a Separation Agreement (the “Agreement”) by and among us, the Bank and Mr. Pressley, pursuant to which Mr. Pressley will receive a $150,000 severance benefit (less any required withholdings) over a period of six months. An initial $25,000 will be paid within seven days of the Agreement becoming effective. Thereafter, Mr. Pressley will receive an additional payment of $25,000 on each monthly anniversary of the first payment for a period of five months or until the full consideration of $150,000 is paid to him, if, to our satisfaction, Mr. Pressley signs and does not revoke the Agreement and otherwise complies with the terms, conditions and covenants therein. A copy of the Agreement is filed as Exhibit 10.1 to this Report. The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement.

(b)         None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 or non-10b5-1 trading arrangements during the quarter ended September 30, 2024.

ITEM 6. EXHIBITS

Exhibit:	Description
3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2023).
3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed on June 28, 2016).
3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).
4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).
10.1	Separation Agreement, dated October 31, 2024, by and among ServisFirst Bancshares, Inc., ServisFirst Bank and Kirk Pressley.
31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).
31.02	Certification of principal financial officer pursuant to Rule 13a-14(a).
32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: November 6, 2024	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 6, 2024	By	/s/ Edison K. Woodie
Edison K. Woodie
Interim Chief Financial Officer