Form 10-K
period 2024-12-31
ServisFirst Bancshares, Inc.
filed 2025-03-03
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $63.19 per share of Common Stock, was $3,159,137,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 26, 2025
Common stock, $.001 par value	54,582,041

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

●

the effects of adverse changes in the economy or business conditions, including inflation, recession, interest rate volatility, tariffs, trade wars, pandemics or other changes in economic conditions, either nationally or in our market areas;

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2022, 2023 and 2024 mean our fiscal years ended December 31, 2022, 2023 and 2024, respectively.

ITEM 1. BUSINESS.

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 33 full-service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. We also operate a loan production office in Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2024, we had total assets of approximately $17.35 billion, total loans of approximately $12.61 billion, total deposits of approximately $13.54 billion, and total stockholders’ equity of approximately $1.62 billion.

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

Our business is conducted through a single reportable segment, and our principal business is to accept deposits from the public and to make loans and other investments. Our principal sources of funds for loans and investments are demand, time, savings and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments, and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses and other overhead expenses.

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

Focus on Core Banking Business. We deliver a broad array of core banking products to our customers. While many large regional competitors and national banks have chosen to develop non-traditional business lines to supplement their net interest income, we believe our focus on traditional commercial banking products driven by a high margin delivery system is a superior method to deliver returns to our stockholders. We emphasize an internal culture of keeping our operating costs as low as practical, which we believe leads to greater operational efficiency. Additionally, our centralized technology and process infrastructure contribute to our low operating costs. We believe this combination of products, operating efficiency and technology make us attractive to customers in our markets. In addition, we provide correspondent banking services to more than 380 community banks located in 30 states throughout the United States (“U.S.”). We provide a source of clearing and liquidity to our correspondent bank customers, as well as a wide array of account, credit, settlement and international services.

Commercial Bank Emphasis. We have historically focused on people as opposed to places. This strategy translates into a smaller number of brick and mortar branch locations relative to our size, but larger overall branch sizes in terms of total deposits. As a result, as of December 31, 2024, our branches averaged approximately $410.4 million in total deposits. In the more typical retail banking model, branch banks continue to lose traffic to other banking channels which may prove to be an impediment to earnings growth for those banks that have invested in large branch networks. In addition, unlike many traditional community banks, we place a strong emphasis on originating commercial and industrial loans, which comprised approximately 22.8% of our total loan portfolio as of December 31, 2024.

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

Identify Opportunities in Vibrant Markets. Since opening our original banking facility in Birmingham in 2005, we have expanded into thirteen additional markets as of December 31, 2024. Our focus has been to expand opportunistically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve a minimum of $300 million in deposits within five years of market entry. There are two primary factors we consider when determining whether to enter a new market:

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

According to Federal Deposit Insurance Corporation (“FDIC”) reports, total deposits in each of our primary market areas have expanded from 2014 to 2024 (deposit data reflects totals as reported by financial institutions as of June 30th of each year) as follows:

	2024	2014	Compound Annual Growth Rate
	(Dollars in Billions)
Alabama:
Jefferson/Shelby County, Alabama	$45.2	$30.2	4.13%
Mobile County, Alabama	9.7	6.3	4.47%
Madison County, Alabama	10.2	6.0	5.33%
Montgomery County, Alabama	7.8	6.1	2.47%
Baldwin County, Alabama	6.7	3.5	6.53%
Houston County, Alabama	3.4	2.2	4.45%
Florida:
Orange County, Florida	48.0	27.0	5.92%
Hillsborough County, Florida	41.9	25.6	5.04%
Sarasota County, Florida	19.0	11.8	4.93%
Leon County, Florida	8.2	5.1	4.85%
Escambia County, Florida	6.5	3.6	6.03%
Okaloosa County, Florida	5.4	3.4	4.70%
Bay County, Florida	4.5	2.7	5.34%
Georgia:
Cobb County, Georgia	28.5	10.9	10.06%
Muscogee County, Georgia	8.0	5.5	3.72%
Douglas County, Georgia	2.4	1.2	7.37%
North Carolina:
Mecklenburg County, North Carolina	432.3	188.2	8.67%
Buncombe-Asheville, North Carolina	7.4	4.2	5.83%
South Carolina:
Charleston County, South Carolina	16.9	8.3	7.38%
Dorchester County, South Carolina	2.5	1.2	7.97%
Tennessee:
Davidson County, Tennessee	53.8	25.6	7.71%
Virginia:
Virginia Beach (City), Virginia	8.2	5.4	4.31%

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

The following table illustrates our market share, by insured deposits, in our primary service areas at June 30, 2024 as most recently reported by the FDIC:

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
	(Dollars in Millions)
Alabama:
Birmingham-Hoover MSA	3	$4,275.7	$49,424.0	3	8.65%
Huntsville MSA	2	1,258.0	11,404.1	2	11.03%
Montgomery MSA	2	1,796.1	10,052.6	2	17.87%
Dothan MSA	2	927.5	4,253.7	1	21.80%
Mobile MSA	2	560.8	9,700.0	5	5.78%
Daphne-Fairhope-Foley MSA	1	107.2	6,656.5	17	1.61%
Florida:
Pensacola-Ferry Pass-Brent MSA	2	669.2	8,424.2	5	7.94%
North Port-Sarasota-Bradenton MSA	1	768.7	29,961.1	9	2.57%
Tampa-St. Petersburg-Clearwater MSA	1	344.1	122,693.7	29	0.28%
Panama City MSA	1	129.5	4,842.6	12	2.67%
Crestview-Fort Walton Beach-Destin MSA	1	87.8	7,871.7	19	1.12%
Tallahassee MSA	1	93.7	9,438.6	15	0.99%
Orlando-Kissimmee-Sanford MSA	1	60.1	73,725.6	36	0.08%
Georgia:
Atlanta-Sandy Springs-Alpharetta MSA	2	1,021.4	236,728.1	23	0.43%
Columbus, GA-AL MSA	1	26.2	9,377.1	14	0.28%
North Carolina:
Charlotte-Concord-Gastonia, NC-SC MSA	2	93.9	457,313.9	35	0.02%
Buncombe-Asheville, NC-SC MSA	1	26.8	10,169.4	16	0.26%
South Carolina:
Charleston-North Charleston MSA	2	325.6	21,601.5	15	1.51%
Tennessee:
Nashville-Davidson-Murfreesboro MSA	1	687.9	92,976.5	22	0.74%
Virginia:
Virginia Beach-Norfolk-Newport News, VA-NC	1	22.8	31,194.3	22	0.07%

The following table illustrates the combined total deposits for all financial institutions in the counties in which we operate as a percent of the total of all deposits in each state at June 30, 2024, as reported by the FDIC:

Alabama	60.5%
Florida	16.1%
Georgia	11.4%
North Carolina	62.3%
South Carolina	15.2%
Tennessee	24.1%
Virginia	2.8%

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

Real Estate Loans

We make commercial real estate loans, 1-4 family residential real estate loans, and construction and development loans.

Commercial Real Estate. We make both owner-occupied and non-owner-occupied commercial real estate loans. Commercial real estate loans are generally limited to terms of five years or less, although payments are usually structured based on a longer amortization. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding five years.

Commercial real estate lending presents risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. To mitigate these risks, we closely monitor our borrower concentration and report these to the Board of Directors on a quarterly basis. These loans generally have shorter maturities than other loans, giving us an opportunity to reprice, restructure or decline renewal. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance, and a higher risk grade will bring increased scrutiny by our management, the credit review committee, and the Board of Directors. In addition, we generally require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements.

Commercial real estate has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with interest rates. Our Credit Administration department works with vendors to conduct an annual stress test for all commercial loans, and the results are presented to our Board of Directors.

In managing the risks associated with our commercial real estate portfolio, we utilize several practices. We have three independent loan reviews performed each year that cover 35-40% (approximately 400 relationships) of the entire commercial loan portfolio on a committed basis. Two of these reviews include commercial real estate loans and construction and development loans. These independent reviews, conducted by a third-party vendor, address underwriting, servicing, and risk grade confirmation and result in written findings and recommendations. We also hold formal quarterly meetings—including Lenders, Regional Credit Officers, and Regional CEOs—to discuss all problem credits and potential workout plans in detail. In addition, we prepare monthly and quarterly reports for our Board of Directors and management covering problem loans, concentrations, exceptions, regulatory requirements (including HVCRE and Regulation H), and notable trends. Furthermore, every year during the first quarter, our Credit Administration department prepares a comprehensive report on our commercial real estate and commercial construction portfolios, including analysis of current performance, industry information, and trends across multifamily, retail, office, hotel, and nursing/assisted living facilities, all of which is presented to our Board.

Owner-Occupied Commercial Real Estate. We focus on the banking needs of established operating companies, which includes owner-occupied office and industrial real estate loans. Risks associated with owner-occupied commercial real estate include the quality of the borrower’s management and operations, fluctuations in the value of real estate, and the overall strength of the economy. In addition to a proven management team and track record, we target businesses with strong historical cash flows. Loans are conservatively underwritten and typically carry the personal guarantee of the business owners. We believe this portfolio segment is well diversified by industry type.

At year-end 2024, owner-occupied commercial real estate totaled approximately $2.55 billion, representing 20.2% of our total loan portfolio. Substandard loans in this segment totaled $25.1 million, and we recorded approximately $237,000 in charge-offs during 2024. In addition to the credit quality monitoring actions described above, we also require annual reviews for relationships greater than $3.0 million, which are completed by the responsible Lender and submitted to Credit Administration for approval. These reviews include a discussion of key credit issues and collateral monitoring and help ensure any emerging risks are quickly identified and addressed.

Non-Owner-Occupied Commercial Real Estate. Risks associated with non-owner-occupied commercial real estate include fluctuations in the value of real estate, the overall strength of the economy, tenant vacancy rates, and the quality of the borrower’s management. We lend to developers and owners with a proven history of success, who demonstrate sufficient equity in their projects and strong liquidity. Loans are conservatively underwritten, with interest rates, vacancy levels, and rental rates stressed to gauge performance through various economic conditions. These loans typically carry personal guarantees from the owners.

At year-end 2024, non-owner-occupied commercial real estate amounted to approximately $4.18 billion, representing 33.2% of our total loan portfolio. Substandard loans in this category totaled $15.4 million, with no charge-offs recorded in 2024. In order to manage the risk inherent in these credits, we prepare a quarterly report to the Board of Directors detailing the top 20 metropolitan areas in which our collateral is located. In addition to the credit quality monitoring actions described above for non-owner-occupied commercial real estate loans over $3.0 million, we perform a more granular loan-level stress test using updated borrower financial information and data provided by a third-party vendor. These loan-level stress test results are shared with the Risk Management Committee for further oversight. Relationships exceeding $3.0 million are subject to the same annual review requirement that applies to owner-occupied properties and construction loans.

1-4 Family Mortgage. Our 1-4 family mortgage residential loans consist primarily of residential second mortgage loans, residential construction loans, and traditional mortgage lending for one-to-four family residences. We will originate fixed-rate mortgages with long-term maturities; however, most of these fixed-rate loans are sold in the secondary mortgage market. All 1-4 family mortgage loans are made in accordance with our appraisal policy, with the ratio of the loan principal to the value of the collateral established by an independent appraisal generally not exceeding 85%.

Risks associated with these loans are generally less significant than those for our other real estate loan types. Potential risks include bankruptcies, economic downturns, customer financial problems, and fluctuations in real estate values. We have not made, and do not expect to make, any “Alt-A” or subprime loans. At year-end 2024, our 1-4 family mortgage portfolio was approximately $1.44 billion, representing 11.5% of our total loan portfolio. Substandard loans totaled $3.8 million, and we recorded approximately $761,000 in charge-offs for 2024. In addition to the credit quality monitoring actions described above, our quarterly regional credit meetings and monthly/quarterly reports to the Board also include details on problem 1-4 family mortgage loans and broader portfolio trends.

Construction and Development Loans. We make construction and development loans on both a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, the loan is considered pre-sold; otherwise, it is deemed speculative. Construction and development loans are generally made with terms of 12 to 36 months, with interest payable monthly. The ratio of loan principal to the value of collateral, as determined by an independent appraisal, typically does not exceed 80% for residential construction loans. Speculative construction loans are underwritten based on the borrower’s financial strength and cash flow position, while development loans are generally limited to 75% of the appraised value. Loan proceeds are disbursed proportionally with construction progress and only after the project has been inspected by either an experienced construction lender or a qualified third-party inspector. Construction and development loans generally carry a higher degree of risk than other loan types during times of economic stress.

Construction and development loans are monitored by our Credit Administration department, and we provide quarterly reports on this portfolio to the Board of Directors. The Credit Administration department also reviews and approves loan draws on commercial construction loans with a committed balance exceeding $3.0 million. These reviews include monitoring interest reserve sufficiency and assessing occupancy or absorption levels at six months post-completion for newly completed projects. At year-end 2024, we had $3.5 million in substandard construction and development loans, and the Bank has not realized a loss in this portfolio over the past five years. Relationships in excess of $3.0 million are also subject to annual review by the responsible Lender, with final approval required from Credit Administration, ensuring any potential concerns in this portfolio are identified and addressed proactively.

To mitigate the risk of construction loan defaults in our portfolio, management tracks and monitors these loans closely, with oversight from the Board of Directors.  Total construction loans decreased $30.3 million, or 2.0%, at December 31, 2024, compared to December 31, 2023. There were $(8,000) in net charge-offs (recoveries) on construction loans during 2024 and $105,000 in net charge-offs (recoveries) on construction loans during 2023.  There were $3.5 million in construction loans rated as substandard at December 31, 2024 and $1.1 million construction loans rated as substandard at December 31, 2023.

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

Commitments and Contingencies

As of December 31, 2024, we had commitments to extend credit beyond current amounts funded of $3.55 billion, had issued standby letters of credit in the amount of $125.1 million, and had commitments for credit card arrangements of $366.8 million.

Investments

In addition to loans, we purchase investments in securities, primarily in treasuries and mortgage-backed securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Board of Directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the Board of Directors.  All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2024.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and individual retirement arrangements, or IRA accounts. To attract deposits, we employ an aggressive marketing plan throughout our service areas that features a broad product line and competitive services. The primary sources of core deposits are residents of, and businesses and their employees located in, our market areas. We have obtained deposits primarily through personal solicitation by our officers and directors, through reinvestment in the community, and through our stockholders, who have been a substantial source of deposits and referrals. We make deposit services accessible to customers by offering traditional banking services, including direct deposit, wire transfer, night depository, banking-by-mail and remote capture for non-cash items. Our bank is a member of the FDIC, and thus our deposits (subject to applicable FDIC limits) are FDIC-insured.

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

The following discussion describes select material elements of the regulatory framework that applies to us. The description is not intended to summarize all laws, regulations and supervisory policies applicable to us and is qualified in its entirety by reference to the full text of the statutes, regulations and supervisory policies described. Further, the following discussion addresses the select material elements of the regulatory framework as in effect as of the date of this Form 10-K. Legislation and regulatory action to revise federal and state banking laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. The recent changes in the U.S. presidential administration and the composition of the U.S. Congress is expected to lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over our operations, after the date of this Form 10-K.

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

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve before acquiring 25% or more of the outstanding common stock of a bank holding company or otherwise obtaining control or a “controlling influence” over the bank holding company. (certain presumptions of control may apply once an acquiror owns 5% or more of the common stock and certain other factors are present).

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

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include: factoring accounts receivable; making, acquiring, brokering or servicing loans and usual lending-related activities; leasing personal property; operating a non-bank depository institution, such as a savings association; trust company functions; financial and investment advisory activities; certain agency securities brokerage activities; underwriting and dealing in government obligations and money market instruments; providing specified management consulting and counseling activities; performing selected data processing services and support services; and acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity without posing a substantial risk to the safety and soundness of a depository institution or to the financial system generally. The BHC Act expressly lists the following activities as financial in nature: lending, trust and other banking activities; insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state; providing financial, investment, or economic advisory services; issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; underwriting, dealing in or making a market in securities; other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks; activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad; merchant banking through securities or insurance affiliates; and insurance company portfolio investments. For us to qualify to become a financial holding company, the bank and any other depository institution subsidiary of ours must be well-capitalized and well-managed and must have a CRA rating of at least “satisfactory”. Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice after engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

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

An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period.   The method for determining an institution's risked-based assessment rate differs for small banks and large banks.  Large banks (generally, those with $10 billion or more in assets) are assigned an individual rate based on a scorecard.  The scorecard combines the following measures to produce a score that is converted to an assessment rate: CAMELS component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure.  Assessment rates for both large and small banks are subject to adjustment.  Assessment rates: (1) decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the Depository Institution Debt Adjustment or DIDA); and (3) for large banks that are not well-rated or not well-capitalized, increase for significant holdings of brokered deposits. In November 2023, the FDIC issued a final rule implementing a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment equals an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion.  The special assessment will be collected at an annual rate of approximately 13.4 basis points for an initial total of eight quarterly assessment periods. Due to updated loss estimates, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The amount the Bank pays to the FDIC in assessments is affected not only by the risk the Bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. From 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%.  To support the Deposit Insurance Fund in response to those circumstances, the FDIC took several extraordinary actions, including imposing a one-time special assessment on insured institutions in 2023, with an updated assessment in 2024, and requiring institutions to prepay quarterly assessments attributable to a three-year period. The FDIC also has established a higher long-term target Deposit Insurance Fund ratio of 2%. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will take similar extraordinary actions or otherwise increase deposit insurance assessment levels in the future.  Any future increases could have a negative impact on our bank’s earnings.

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

●	the Truth in Savings Act, as implemented by Regulation DD issued by the CFPB, governing, among other things, the disclosure of deposit terms to consumers; and

●	the Fair Housing Act, prohibiting discrimination in most housing-related activities, including financing, based on race, color, sex, national origin or religion.

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

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

●	4.5% based upon CET1;
●	6.0% based upon tier 1 capital; and
●	8.0% based upon total regulatory capital (tier 1 plus tier 2).

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking agencies have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2024, the Bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. Banks that are not well capitalized may not accept or renew brokered deposits without a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits.

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased over the last decade, as the economic downturn in the late 2000s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including FDIC Financial Institution Letter FIL-13-2010 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions. Regulatory scrutiny became even more enhanced during 2023 due to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank. In July 2023, the agencies issued updated guidance to remind depository institutions to maintain actionable contingency funding plans that take into account a range of possible stress scenarios.

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

The Alabama Banking Department also regulates the Bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the Bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $548.7 million in dividends as of December 31, 2024, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

Our and the Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. We and the Bank are also restricted from paying dividends if we fail to maintain capital above the Basel III capital conservation buffer. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. If, in the opinion of the federal banking agencies, we or the Bank were engaged in or about to engage in an unsafe or unsound practice (such as paying an excessive dividend), the federal banking agencies could require, after notice and a hearing, that we or the Bank stop or refrain from engaging in the questioned practice.

Restrictions on Transactions with Affiliates and Insiders

We are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of: a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate; a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate. The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, certain of these transactions must also meet specified collateral requirements. The bank must also comply with other provisions designed to avoid the taking of low-quality assets from an affiliate. An affiliate for purposes of Sections 23A and 23B includes a bank’s parent holding company and any subsidiary owned by the parent holding company.

We are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits a bank from engaging in these transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Commercial Real Estate Concentration Limits

The Federal Reserve and other federal banking agencies promulgated guidance governing financial institutions with concentrations in commercial real estate lending entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”. The guidance describes the criteria the agencies will use as indicators to identify institutions potentially exposed to commercial real estate (“CRE”) concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total non-owner occupied CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. In 2015, the U.S. bank regulatory agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending” to remind financial institutions of existing guidance on prudent risk management practices for CRE lending activity. The agencies noted their belief that financial institutions had eased CRE underwriting standards in recent years and went on to identify actions that financial institutions should take to protect themselves from CRE-related credit losses during difficult economic cycles. The guidance also indicated that the agencies would pay special attention in the future to potential risks associated with CRE lending.

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

Failure to comply with these statutes, rules and regulations, or failure to maintain an adequate compliance program, could lead to monetary penalties and reputational damage to our bank. Our banking regulators evaluate the effectiveness of our policies and procedures when determining whether to approve certain proposed banking activities, including acquisitions and branch applications. We believe the policies and procedures implemented by our Board of Directors are sufficient to be compliant with these laws.

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

There has been an enhanced focus by federal bank regulatory agencies with respect to industry practices relating to overdraft fees, credit card fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance and focusing supervision and enforcement resources to achieve this goal. In October 2022, the CFPB issued guidance with respect to certain practices relating to overdraft fees and bounced check fees. The FDIC issued guidance in August 2022 with respect to bank practices involving charging multiple non-sufficient funds fees on the representment of items on a deposit account. In March 2024, the CFPB finalized a rule restricting certain practices relating to credit card late fees. In December 2024, the CFPB issued a final rule generally requiring financial institutions with over $10 billion in assets to either cap overdraft fees at $5.00 or otherwise follow Truth in Lending Act requirements when providing deposit account overdraft services.

Open Banking Rule

On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks, credit unions, and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The compliance deadline is phased-in based on the asset size of the financial institution. For depositary institutions with $10 billion to $250 billion in total assets, the compliance deadline is April 1, 2027.

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

Since the adoption of the final rule in 2013, U.S. financial regulators and other federal agencies have further adopted several changes to the final rule. On January 14, 2014, the agencies adopted an interim final rule permitting banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities if certain qualifications are met. On July 9, 2019, the agencies adopted a final rule excluding community banks (i.e., those banks having $10 billion or less in total consolidated assets and trading assets and liabilities of 5% or less of total consolidated assets) from the Volcker Rule. On October 8, 2019, the agencies finalized revisions to the Volcker rule that simplified and streamlined compliance requirements for banking entities that do not have significant trading activities, while banking entities with significant trading activities would become subject to more stringent compliance requirements. The revisions continue to prohibit proprietary trading, while providing greater clarity and certainty for activities allowed under the law. With the changes, the agencies expect that the universe of trades that are considered prohibited proprietary trading will remain generally the same as under the agencies' 2013 final rule. These revisions became effective on January 1, 2020, with a required compliance date of January 1, 2021.

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

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this Bank Supervision and Regulation section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and the Bank.

●         The Dodd-Frank Act created the CFPB and gave it broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets for four consecutive quarters. We are now subject to CFPB supervisory and enforcement authority and expenses related to regulatory compliance are likely to increase as a result.

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

New proposals to change the laws and regulations governing the banking industry are frequently introduced in the United States Congress, in the state legislatures and before the various bank regulatory agencies. Additionally, the future implementation and enforcement of regulations may be affected by the outcome of the 2024 Presidential election, which is resulting in significant changes in the leadership of the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on us and the Bank, however, cannot be determined at this time. In this regard, bills are presently pending before Congress and certain state legislatures, and additional bills may be introduced in the future in Congress and state legislatures, to alter the structure, regulation and competitive relationships of financial institutions. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected by any new regulation or statute.

Human Capital Resources

At ServisFirst Bancshares, we believe that our employees are truly our most valuable asset and that each of us directly contributes to our continued mutual success. As of December 31, 2024, we had 630 full-time equivalent employees. We have 215 employees located in our corporate office, including sales and operations, and 415 in our regional offices and branches. Our management believes that we have good relations with our employees.

Hiring, Promotion and Talent Development

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

Health and Safety

The success of our business is fundamentally connected to the well-being of our employees. At the Bank, the health and safety of our employees are our top priority. We are committed to providing a safe and supportive work environment where every team member can thrive. We continuously assess and improve our safety practices, ensuring compliance with all relevant regulations, and promote a culture of open communication.

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

Information about our Executive Officers

A brief description of the background of each of our executive officers as of December 31, 2024, is set forth below.

Thomas A. Broughton, III (69) – Mr. Broughton has served as our President and Chief Executive Officer and a director since 2007 and as President, Chief Executive Officer and a director of the Bank since its inception in May 2005. Mr. Broughton was appointed Chairman of the Board effective January 1, 2019, following the retirement of our former Chairman. Mr. Broughton has spent the entirety of his banking career in the Birmingham area. In 1985, Mr. Broughton was named President of the de novo First Commercial Bank. When First Commercial Bank was acquired by Synovus Financial Corp. in 1992, Mr. Broughton continued as President and was named Chief Executive Officer of First Commercial Bank. In 1998, he became Regional Chief Executive Officer of Synovus Financial Corp., responsible for the Alabama and Florida markets. In 2001, Mr. Broughton’s Synovus region shifted, and he became Regional Chief Executive Officer for the markets of Alabama, Tennessee and parts of Georgia. He continued his work in this position until his retirement from Synovus in August 2004. Mr. Broughton’s experience in banking has afforded him opportunities to work in many areas of banking and has given him exposure to all bank functions. Mr. Broughton served on the Board of Directors of Cavalier Homes, Inc. from 1986 until 2009, when the company was sold to a subsidiary of Berkshire Hathaway.

Edison K. Woodie, III (57) – Mr. Woodie was appointed interim Chief Financial Officer effective October 2024. In 1989, Ed joined SouthTrust Bank, and over his 15-year career with the bank served as Vice President in asset and liability and treasury management and then later in mergers and acquisitions. Ed joined CapitalSouth Bank in 2004 as Vice President and Controller. In 2008, Ed joined ServisFirst Bank as Controller and has served in that role for 16 years.

Rodney E. Rushing (67) – Mr. Rushing has served as our Executive Vice President and Chief Operating Officer since February 2021. From 2011 to 2021, he served as the Executive Vice President and Executive for Correspondent Banking for us and the Bank. Prior to joining us, Mr. Rushing was employed at BBVA Compass from 1982 to 2011, most recently serving as Executive Vice President of Correspondent Banking. At the time of his departure in March 2011, the correspondent banking division of BBVA Compass provided correspondent banking services to over 600 financial institutions.

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

We are subject to heightened regulatory requirements.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. As of September 30, 2021, we exceeded $10 billion in total assets and were reclassified as a large financial institution by the FDIC, and now are subject to additional requirements including, but not limited to, calculating our FDIC deposit insurance assessment using the large bank pricing rule, and more frequent regulatory examinations. As a result of these additional compliance obligations, we have incurred significant expenses and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition and results of operations.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

As of December 31, 2024, 64.8% of our loan portfolio was composed of commercial and consumer real estate loans, of which 31.7% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, but could deteriorate in value after the time the credit is initially extended. A decline in real estate values, either in the regions we serve or across the country, could impair the value of our collateral and our ability to sell the collateral upon foreclosure, which would likely require us to increase our provision for credit losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for credit losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2024, our 10 largest borrowing relationships totaled $816.3 million in commitments (including unfunded commitments), or approximately 6.5% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We maintain an allowance for credit losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for credit losses, management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans, as well as historical loss experience, current conditions, reasonable and supportable forecasts, and other pertinent information.

If our assumptions and judgments are inaccurate, particularly with respect to creditworthiness of borrowers and value of collateral, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management.

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

Management regularly reviews and updates our internal controls and procedures that are designed to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, legal risk, compliance risk, strategic risk, cybersecurity risk, reputational risk and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on our reputation with our customers, regulators and investors. In addition, a failure of our internal controls, or a circumvention of such controls, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our corporate structure provides for decision-making authority by our regional chief executive officers and banking teams. Our business, financial condition, results of operations and prospects could be negatively affected if our employees do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level, subject to certain exceptions that require approval by our centralized credit administration department in Birmingham, Alabama or our senior management team. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business, financial condition, results of operations and prospects could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have opened new offices in Auburn, Alabama, Fort Walton, Florida, Venice, Florida, Sarasota, Florida, Orlando, Florida, Tallahassee, Florida, Columbus, Georgia, Charlotte and Asheville, North Carolina, Memphis, Tennessee, and Virginia Beach, Virginia in the past five years. Our current strategy is to grow organically and, if appropriate, supplement that growth with select acquisitions.

We may be unable to continue our growth, whether organic or through acquisitions, due to a number of factors, such as changes in economic conditions, changes in banking laws, limited availability of suitable markets or targets, or our perceptions of acceptable risk. Further, even if we enter into new markets, we may not be able to successfully manage our growth or compete in new markets due to limitations in human resources, training and operational, financial and technological resources.

While we believe that we presently have sufficient capital to meet our needs for our immediate growth plans, our growth plans require capital, and our growth plans could be further limited by federal and state regulatory requirements to maintain adequate levels of capital to support our operations. If we require capital for our growth plans, our access to capital will depend on a number of factors, such as the state of the financial markets, including prevailing interest rates, confidence in financial institutions generally, perceptions of our business or our financial strength, and other factors, and we may not be able to obtain capital on favorable terms or at all.

Any of the factors described above could adversely affect our ability to successfully implement our growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with these other financial institutions both in attracting deposits and in making loans. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service areas and attract new customers.

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

Unpredictable economic conditions, including inflation, recession, tariffs, trade wars, pandemics or changes in other economic conditions in the U.S. economy generally or in any of our market areas may have a material adverse effect on our financial performance.

We have been, and may in the future be, negatively impacted by general business and economic conditions in the U.S., including inflation, recession, tariffs, trade wars, pandemics, political issues, regulatory issues and changes in the U.S. economy as a whole. In tandem with elevated interest rates, re-emerging inflationary pressures in the U.S. economy generally, and in our local markets specifically, may negatively impact our operations and profitability. Inflation drives down consumer spending, which could negatively impact the businesses we serve. Elevated mortgage rates may also negatively impact our mortgage lending business.

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

Increased burdens associated with environmental regulations could materially affect our results of operations by requiring us to implement costly measures to comply with any new laws and regulations. Changes to regulations or market shifts in response may also impact the businesses of some of our customers, which may require us to adjust our lending portfolios and business strategies with respect to such customers.

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

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including those of artificial intelligence. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to implement new technology-driven products and services, which could reduce our ability to effectively compete or increase our overall expenses and have a material adverse effect on our net income.

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

Information security risks for financial institutions have increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking, cyber-attacks and fraud, including fraud committed by external parties against us or our customers, fraud committed internally by or associates and fraud committed by customers. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity, and the increasing frequency, of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to continue to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network is vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, human error or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, have been and will continue to be the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we continue to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information would present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. Additionally, our insurance may be inadequate to compensate us for losses due to a cyber-attack, hacking, or similar technology security breach. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations. Further, in addition to cyber-attacks, there has been a significant increase in check fraud in which checks are stolen in the mail and fraudulently deposited into the criminal’s account. This has resulted in losses to the Bank, and we expect this trend to continue.

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

We may not be able to sustain our historical rate of growth and may not be able to further expand our business. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. We lend primarily to small to medium-sized businesses within our communities, which may expose us to greater lending risks than those faced by other banks that lend to larger, better-capitalized and more diversified businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. As of December 31, 2024, we held $2.5 million in other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood assessments; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of, and demand for, rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental and regulatory rules; fiscal policies; and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We seek to position our asset portfolio to perform adequately in both a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2024, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. As can be seen from events in 2023 regarding the operations and failures of other banks in the U.S., an inability to raise funds through deposits, borrowings, correspondent banks, the sale of loans and other sources could have a substantial negative effect on our liquidity. The highly-publicized failures of Silicon Valley Bank, Signature Bank and First Republic Bank during the first half of 2023 caused significant disruptions in the banking industry. These industry developments negatively impacted overall customer confidence in the safety of their deposits, particularly uninsured deposits, at some regional banks. As a result, some customers moved deposits to, or maintained deposits with, larger financial institutions or moved funds to investment alternatives outside the banking industry. The rapid failures of these large banks highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Approximately 70% of the Bank’s liabilities as of December 31, 2024 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 73% of the assets of the Bank were loans, which cannot be called or sold in the same time frame. Our continued access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2024, the fair value of our investment securities portfolio was approximately $1.88 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any currency impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain. From time to time, the U.S. government approaches its statutory debt limit. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling and if the U.S. government defaults on its payment obligations or experiences delays in making payments when due, such payment default or delay by the U.S. government, as well as continued uncertainty surrounding the U.S. debt ceiling or the U.S. government’s ability to pay its debts, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. as a result of such disputes over the debt ceiling.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including correspondent banks, brokers and dealers, commercial banks, investment banks, and other institutional clients. Our transactions with other financial institutions expose us to credit risk in the event of a default of a counterparty. The soundness of many financial services companies may be closely interrelated as a result of credit, trading, clearing and other relationships between such financial services companies. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As a bank holding company, we and the Bank are subject to federal regulation, and the examination and reporting requirements of various federal and state agencies, including the Federal Reserve, FDIC, CFPB, and the Alabama Banking Department. Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Changes to statutes, regulations, accounting standards or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. We cannot predict what other changes, if any, will be made to the legal and regulatory regime, whether the changes will be retained or the effect that such changes may have. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Changes in accounting standards could materially impact, potentially even retroactively, how we report our financial condition and results of our operations. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
●	changes in our dividends;
●	changes in economic or business conditions;
●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
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

Any of these events may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The rights of our common stockholders are subordinate to the rights of the holders of our outstanding debt and will be subordinate to the rights of the holders of any preferred securities or any debt that we may issue in the future.

Our Board of Directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock, without stockholder approval. Any shares of preferred stock that we may issue in the future may be senior to our common stock in respect to dividends, voting rights or other matters.

We and our bank are subject to capital and other requirements which restrict our ability to pay dividends.

Future declarations of quarterly dividends are subject to the approval of our Board of Directors and subject to limits imposed on us by our regulators. In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. We and the Bank are subject to restrictions on the payment of dividends. For example, under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our Bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2024, our Bank could pay approximately $548.7 million of dividends to us without prior approval of the Superintendent. The payment of dividends is also further subject to declaration by our Board of Directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. Limitations on our ability to receive dividends from the Bank could have a material adverse effect on our liquidity and ability to pay dividends on our common stock or interest and principal on our debt.

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

These provisions, and the corporate and banking laws and regulations applicable to us:

●	provide that special meetings of stockholders may be called at any time only by the Chairman of our Board of Directors, by the President or by order of the Board of Directors;
●

enable our Board of Directors to issue preferred stock up to the authorized amount, with such preferences, limitations and relative rights, including voting rights, as may be determined from time to time by the Board of Directors;

●

enable our Board of Directors to increase the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at the meeting;

●	enable our Board of Directors to amend our bylaws without stockholder approval;
●

do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose); and

●	require approval of federal and state regulatory agencies.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.

General Risk Factors

Financial disruption or a prolonged economic downturn could materially and adversely affect our business.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments, supply chain issues and labor constraints, high rates of inflation and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. Many of the other risk factors discussed herein identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by elevated interest rates, which may impact our ability to generate attractive earnings through our investment portfolio. While certain factors point to improving economic conditions, including moderating inflation, uncertainty remains regarding the path of economic recovery and the mitigating impacts of government interventions. An increase in interest rates could increase competition for deposits, decrease customer demand for loans due to the higher cost of obtaining credit, result in an increased number of delinquent loans and defaults or reduce the value of securities held for investment. A decrease or stabilization in interest rates may lead to reduced competition for deposits, due to lower savings yields, and increased loan demand because of lowered cost of obtaining credit. This could result in fewer loan delinquencies and defaults, as borrowers find it easier to meet their debt obligations. Additionally, the value of investment-held securities could rise, as existing higher-yield securities become more attractive in a lower interest-rate environment. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business also is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. Changes in U.S. trade policies may also adversely impact our business and operations. For example, changes in tariffs imposed or threatened to be imposed by the new Presidential administration may cause inflation, which can adversely affect our business.

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

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, Federal Financial Institution Examination Council (“FFIEC”) Cybersecurity Assessment Tool, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer and our Chief Information and Operations Officer, along with key members of his team, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The Information Security Program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions and maturing our Information Security Program.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of tools and processes to identify, protect against, detect, respond, recover from, and govern the cybersecurity risks and threats. We have tools configured to block, prevent, detect, and monitor for suspicious activity providing real time monitoring and alerts for anomalous and nefarious activity, as well as advanced persistent threats. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with third parties, external service providers and our supply chain. We also actively monitor our email traffic for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Information Technology Steering Committee. The Incident Response Plan is coordinated through the Information Security Officer. Key members of management are embedded into the Incident Response Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Our Information Systems May Experience Failure, Interruption or Breach In Security” in Item 1A. Risk Factors.

Governance

Our Information Security Officer is accountable for overseeing and directing our Information Security Program. The responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Information Security Officer has over 20 years of information security experience in the Banking, Government, Military, Energy, and Insurance sectors and has the following cybersecurity certifications: Certified Information Systems Security Professional (CISSP), BS in Information Systems with a focus in Cyber Security, CompTIA Security+, CCNA (Security), CCNA (Route/Switch), CCNA (Collaboration), CompTIA Net+, Microsoft Certified System Engineer MCSE (win2000).

Our Board of Directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact, and the Risk Management Committee, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. These committees generally meet monthly and quarterly, respectively, to provide oversight of our risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Information Security Officer informs the Information Technology Steering Committee by reporting on key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken in response. The Information Technology Steering Committee meets on a monthly basis (or more frequently as may be required by the Incident Response Plan).

The Information Technology Steering Committee is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer and our Chief Information and Operations Officer provide regular reports to the Information Technology Steering Committee and our Board of Directors regarding the Information Security Program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Information Technology Steering Committee and our Board of Directors review and approve our information security and technology budgets and strategies annually. Additionally, the Risk Management Committee reviews our cyber security risk profile on a quarterly basis. The Information Technology Steering Committee and Risk Management Committee each provide a report of their activities to the full Board of Directors at each board meeting. The principal individuals on the Information Technology Steering Committee responsible for the foregoing activities are the Chief Information and Operations Officer (Chairman of the Committee); the Information Security Officer; and the Chief Risk Officer. The experience of Chief Information and Operations Officer; Information Security Officer; and Chief Risk Officer are as follows: 35 years of experience in bank operations, systems development, payments, and information technology in Financial Services sector; 20 years of information security experience in the Banking, Government, Military, Energy, and Insurance sectors; and 29 years of experience in audit and risk management in the Financial Services Sector (banking) as an FDIC Examiner; Internal Audit Director; and Chief Risk Officer, respectively.

ITEM 2. PROPERTIES.

As of December 31, 2024, we operated through 33 banking offices and one loan production office. Our Woodcrest Place office also includes our corporate headquarters. Due to our focus on service-oriented banking with limited branch locations, each of these locations serves as a hub in our banking markets. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished. The following table gives pertinent details about our banking offices:

State, Office Address	City	Zip Code	Owned or Leased	Date Opened
Alabama:
2500 Woodcrest Place	Birmingham	35209	Owned	3/2/2005
324 Richard Arrington Jr. Boulevard North	Birmingham	35203	Leased	12/19/2005
5403 Highway 280, Suite 401	Birmingham	35242	Leased	8/15/2006
401 Meridian Street, Suite 100	Huntsville	35801	Leased	11/21/2006
1267 Enterprise Way, Suite A	Huntsville	35806	Leased	8/21/2006
1 Commerce Street, Suite 200	Montgomery	36104	Leased	6/4/2007
7256 Halcyon Park Drive	Montgomery	36117	Leased	9/26/2007
4801 West Main Street	Dothan	36305	Leased	10/17/2008
1640 Ross Clark Circle, Suite 307	Dothan	36301	Leased	2/1/2011
2 North Royal Street	Mobile	36602	Leased	7/9/2012
4400 Old Shell Road	Mobile	36608	Leased	9/3/2014
561 Fairhope Ave. Suite 101	Fairhope	36532	Leased	9/29/2017
2272 Moores Mill Rd	Auburn	36830	Leased	11/4/2024
Total Offices in Alabama		13 Offices

Florida:
219 East Garden Street Suite 100	Pensacola	32502	Leased	4/1/2011
4980 North 12th Avenue	Pensacola	32504	Owned	8/27/2012
316 Racetrack RD NE	Ft. Walton Bch.	32547	Owned	8/3/2020
1022 W 23rd Street, Suite 600	Panama City	32405	Leased	10/10/2022
1701 Hermitage Boulevard Suite 104	Tallahassee	32308	Leased	9/27/2022
4221 West Boy Scout Blvd.	Tampa	33607	Leased	1/4/2016
485 North Keller Road	Orlando	32751	Leased	7/1/2021
247 Tamiami Trail South	Venice	34285	Leased	1/3/2021
1718 Main Street, Suite 100	Sarasota	34236	Leased	7/1/2022
3375 Capital Circle NE, Bldg B 1 (1)	Tallahassee	32308	Leased	3/29/2023
Total Offices in Florida		10 Offices

Georgia:
300 Galleria Parkway SE, Suite 100	Atlanta	30339	Leased	7/1/2015
2801 Chapel Hill Road	Douglasville	30135	Owned	1/28/2008
700 Brookstone Centre Parkway, Suite 400	Columbus	31904	Leased	2/1/2023
Total Offices in Georgia		3 Offices

North Carolina:
14891 Ballantyne Village Way Suite 1000	Charlotte	28277	Leased	12/19/2022
1200 Ridgefield Boulevard Suite 254	Asheville	28806	Leased	9/19/2022
9624 Bailey Road, Suite I	Cornelius	28031	Leased	7/1/2023
Total Offices in North Carolina		3 Offices

South Carolina:
701 East Bay Street Suite 503	Charleston	29403	Leased	4/20/2015
100 S Main Street Suite I	Summerville	29483	Leased	7/1/2016
Total Offices in South Carolina		2 Offices

Tennessee:
1600 West End Avenue, Suite 200	Nashville	37203	Leased	5/1/2021
5384 Poplar Ave	Memphis	38119	Leased	12/2/2024
Total Offices in Tennessee		2 Offices

Virginia:
4505 Columbus Street, Suite 100	Virginia Beach	23462	Leased	9/1/2022
Total Offices in Virginia		1 Offices
Total Offices		34 Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “SFBS.” As of February 26, 2025, there were 453 holders of record of our common stock.

Dividends

On December 16, 2024, our Board of Directors increased our quarterly cash dividend from $0.30 per share to $0.335 per share.  Subject to the Board of Directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

The principal source of our cash flow, including cash flow to pay dividends, comes from dividends that the Bank pays to us as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a more complete discussion on the restrictions on dividends, see “Bank Supervision and Regulation - Payment of Dividends” in Item 1.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2024 other than those previously reported in our reports filed with the SEC.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

Performance Graph

The following graph shows a comparison of the five-year cumulative total stockholder return for the Company, the KBW Nasdaq Regional Banking Index (“KRX”), and the Standard and Poor's 600 (“S&P 600”). The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

Total Return Performance
240
220
200
180
160
140
120
100
80
Index Value
ServisFirst Bancshares, Inc.
S&P 600
KRX
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Date
Index:	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
ServisFirst Bancshares, Inc.	100.00	108.50	223.96	185.63	182.25	230.99
S&P 600	100.00	109.57	137.26	113.35	129.09	137.90
KRX	100.00	87.90	117.08	106.01	101.77	111.52

ITEM 6. [Reserved].

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Overview

The Company

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate full service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia.  We also operate a loan production office in Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses, and other overhead expenses. Our business is conducted through a single reportable segment. For additional information regarding our segment reporting, refer to (Note 23) - “Segment Reporting” in the Notes to the Consolidated Financial Statements.

2024 Highlights

●	Diluted earnings per common share increased $0.37, or 9.8%, to $4.16 in 2024 from 2023.
●	Average loans increased $548.0 million, or 4.7%, to $12.15 billion in 2024 from 2023.
●	Average deposits increased $940.0 million, or 7.7%, to $13.20 billion in 2024 from 2023.
●	Net interest income increased $35.7 million, or 8.7%, to $446.7 million in 2024 from 2023. Net interest margin increased one basis point to 2.82% in 2024 from 2023.
●	Noninterest income increased $4.6 million, or 15.3%, to $35.1 million in 2024 from 2023, primarily due to increases in mortgage banking income and bank-owned life insurance income.
●	Noninterest expense increased $3.1 million, or 1.7%, to $181.1 million in 2024 from 2023, primarily driven by increases in salaries and third-party processing expenses.

Results of Operations

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2024 and 2023 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 1, 2024 for a discussion and analysis of the more significant factors that affected periods prior to 2023.

Net Income Available to Common Stockholders

Net income available to common stockholders was $227.2 million for the year ended December 31, 2024, compared to $206.8 million for the year ended December 31, 2023. The increase in net income was primarily attributable to an increase in net interest income. Basic and diluted net income per common share was $4.17 and $4.16, respectively, for the year ended December 31, 2024, compared to $3.80 and $3.79, respectively, for the year ended December 31, 2023. Return on average assets was 1.39% in 2024, compared to 1.37% in 2023, and return on average common stockholders’ equity was 14.98% in 2024, compared to 15.13% in 2023.

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2024 compared to 2023, and for the years ended December 31, 2023 compared to 2022, respectively:

	Year Ended December 31,
	2024	2023	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$946,121	$813,246	16.3%
Interest expense	499,462	402,309	24.1%
Net interest income	446,659	410,937	8.7%
Provision for credit losses	21,587	18,715	15.3%
Net interest income after provision for credit losses	425,072	392,222	8.4%
Noninterest income	35,056	30,417	15.3%
Noninterest expense	181,146	178,051	1.7%
Income before income taxes	278,982	244,588	14.1%
Income taxes	51,740	37,735	37.1%
Net income	227,242	206,853	9.9%
Dividends on preferred stock	62	62	-%
Net income available to common stockholders	$227,180	$206,791	9.9%

	Year Ended December 31,
	2023	2022	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$813,246	$559,315	45.4%
Interest expense	402,309	88,423	355.0%
Net interest income	410,937	470,892	(12.7)%
Provision for credit losses	18,715	37,607	(50.2)%
Net interest income after provision for credit losses	392,222	433,285	(9.5)%
Noninterest income	30,417	33,359	(8.8)%
Noninterest expense	178,051	157,816	12.8%
Income before income taxes	244,588	308,828	(20.8)%
Income taxes	37,735	57,324	(34.2)%
Net income	206,853	251,504	(17.8)%
Dividends on preferred stock	62	62	-%
Net income available to common stockholders	$206,791	$251,442	(17.8)%

Performance Ratios

The following table presents selected ratios of our results of operations for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Return on average assets	1.39%	1.37%	1.71%
Return on average stockholders' equity	14.98%	15.13%	20.73%
Dividend payout ratio	29.82%	30.06%	19.17%
Net interest margin (1)	2.82%	2.81%	3.32%
Efficiency ratio (2)	37.60%	40.34%	31.30%
Average stockholders' equity to average total assets	9.29%	9.07%	7.33%

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

Net interest income increased 8.7% for the year ended December 31, 2024 from the year ended December 31, 2023. The increase in net interest income was mostly attributable to increases in both the average balance and rate on our interest earning assets. While interest-bearing liabilities average balance and rate both increased, the growth in our interest-earning assets outpaced those of our interest-bearing liabilities, which resulted in increased net interest income.

Average earning assets increased 8.4% in 2024 from 2023, which was primarily driven by an increase of 4.7% in average loans. A majority of our regional markets grew loans during 2024.

Average interest-bearing liabilities increased 12.3% in 2024 from 2023. The increase in interest-bearing deposits was mostly attributable to the organic growth of our deposit base.

Net Interest Margin Analysis

The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread eliminates the effect of noninterest-earning assets as well as noninterest-bearing deposits and other noninterest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest income as a percentage of total average interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders’ equity.

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

The following table shows, for the years ended December 31, 2024, 2023 and 2022, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2024			2023			2022
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,134,929	$787,361	6.49%	$11,584,541	$698,177	6.03%	$10,544,193	$498,810	4.73%
Tax-exempt (3)	15,896	434	2.73	18,271	834	4.56	22,026	1,055	4.79
Total loans, net of unearned income	12,150,825	787,795	6.48	11,602,812	699,011	6.02	10,566,219	499,865	4.73
Mortgage loans held for sale	7,974	401	5.03	4,293	259	6.03	1,460	43	2.95
Debt securities:
Taxable	1,959,488	66,443	3.39	1,881,074	53,456	2.84	1,712,715	40,767	2.38
Tax-exempt (3)	980	39	3.98	2,716	79	2.91	6,658	172	2.58
Total debt securities (4)	1,960,468	66,482	3.39	1,883,790	53,535	2.84	1,719,373	40,939	2.38
Federal funds sold	19,770	1,128	5.71	53,376	2,844	5.33	58,307	1,556	2.67
Restricted equity securities	11,073	800	7.22	9,359	673	7.19	7,637	353	4.62
Interest-bearing balances with banks	1,698,962	89,522	5.27	1,066,159	57,064	5.35	1,832,215	16,811	0.92
Total interest-earning assets	$15,849,072	$946,128	5.97%	$14,619,789	$813,386	5.56%	$14,185,211	$559,567	3.94%
Non-interest-earning assets:
Cash and due from banks	100,639			105,140			162,855
Net premises and equipment	60,276			60,335			60,586
Allowance for loan losses, accrued interest and other assets	323,396			281,946			294,823
Total assets	$16,333,383			$15,067,210			$14,703,475

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$2,282,599	$64,151	2.81%	$1,928,133	$43,265	2.24%	$1,695,738	$6,157	0.36%
Savings	104,581	1,763	1.69	119,049	1,656	1.39	138,917	421	0.30
Money market	7,005,057	301,212	4.30	6,347,456	250,674	3.95	4,770,568	43,335	0.91
Time deposits (5)	1,201,756	53,525	4.45	1,010,683	36,144	3.58	807,327	9,483	1.17
Total interest-bearing deposits	10,593,993	420,651	3.97	9,405,321	331,739	3.53	7,412,550	59,396	0.80
Federal funds purchased	1,444,463	76,064	5.27	1,288,877	66,730	5.18	1,528,866	26,267	1.72
Other borrowings	64,737	2,655	4.10	86,102	3,839	4.46	64,716	2,760	4.26
Total interest-bearing liabilities	$12,103,193	$499,370	4.13%	$10,780,300	$402,308	3.73%	$9,006,132	$88,423	0.98%
Non-interest-bearing liabilities:
Non-interest-bearing checking	2,609,137			2,857,831			4,415,972
Other liabilities	104,198			62,369			68,393
Stockholders' equity	1,559,213			1,418,189			1,232,460
Unrealized gains on securities	(42,358)			(51,479)			(19,482)
Total liabilities and stockholders' equity	$16,333,383			$15,067,210			$14,703,475

Net interest income		$446,758			$411,078			$471,144
Net interest spread			1.84%			1.83%			2.96%
Net interest margin (5)			2.82%			2.81%			3.32%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $15,381, $13,752 and $19,605 are included in interest income in 2024, 2023, and 2022, respectively.
(2)	Amortization of acquired loan premiums of $186, $197 and $161 is included in interest income in 2024, 2023 and 2022, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(60,030), $(74,519) and $(30,770) are excluded from the yield calculation in 2024, 2023, and 2022, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities:

	For the Year Ended December 31,
	2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2023 Compared to 2022 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$34,143	$55,041	$89,184	$52,785	$146,582	$199,367
Tax-exempt	(98)	(302)	(400)	(173)	(48)	(221)
Total loans, net of unearned income	34,045	54,739	88,784	52,612	146,534	199,146
Mortgage loans held for sale	191	(49)	142	140	76	216
Debt securities:
Taxable	2,304	10,683	12,987	4,268	8,421	12,689
Tax-exempt	(62)	22	(40)	(113)	20	(93)
Total debt securities	2,242	10,705	12,947	4,155	8,441	12,596
Federal funds sold	(1,903)	188	(1,715)	(142)	1,430	1,288
Restricted equity securities	20	107	127	59	261	320
Interest-bearing balances with banks	33,357	(899)	32,458	(9,734)	49,987	40,253
Total interest-earning assets	67,952	64,791	132,743	47,090	206,729	253,819

Interest-bearing liabilities:
Interest-bearing demand deposits	8,800	12,086	20,886	957	36,151	37,108
Savings	(217)	324	107	(68)	1,303	1,235
Money market	27,212	23,326	50,538	18,633	188,706	207,339
Time deposits	7,563	9,818	17,381	2,925	23,736	26,661
Total interest-bearing deposits	43,358	45,554	88,912	22,447	249,896	272,343
Federal funds purchased	8,176	1,158	9,334	(4,723)	45,186	40,463
Other borrowed funds	(895)	(289)	(1,184)	949	130	1,079
Total interest-bearing liabilities	50,639	46,423	97,062	18,673	295,212	313,885
Increase (decrease) in net interest income	$17,313	$18,368	$35,681	$28,417	$(88,483)	$(60,066)

* The rate/volume variance is allocated on a pro rata basis between the volume variance and the rate variance in the table above.

In the table above, changes in net interest income are attributable to (a) changes in average balances (volume variance), (b) changes in rates (rate variance), or (c) changes in rate and average balances (rate/volume variance). The volume variance is calculated as the change in average balances multiplied by the previous period average balance. The rate variance is calculated as the change in rates multiplied by the previous period average balance. The rate/volume variance is calculated as the change in rates multiplied by the change in average balances.

From 2023 to 2024, our volume component was favorable as asset volumes increased primarily as a result of the growth in loan balances as well as an increase in taxable debt securities, while the volume change from our liabilities was primarily driven by growth in money market balances. The rate component was favorable as average rates paid on interest-bearing liabilities increased 39 basis points while yields on average earning assets increased 41 basis points.

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. Our net interest spread and net interest margin were 1.84% and 2.82%, respectively, for the year ended December 31, 2024, compared to 1.83% and 2.81%, respectively, for the year ended December 31, 2023. The increase in net interest spread and net interest margin was primarily attributable to increases in the average balance and the interest earned from loans, which increased $548.0 million and $88.8 million, respectively, in 2024.

Our average interest-earning assets for the year ended December 31, 2024 increased $1.23 billion, or 8.4%, to $15.85 billion from $14.62 billion for the year ended December 31, 2023. Average loans grew $548.0 million, or 4.7%, average debt securities increased $76.7 million, or 4.1%, and average federal funds sold and interest-bearing balances with banks increased $599.2 million, or 53.5%.

Our average interest-bearing liabilities increased $1.32 billion, or 12.3%, to $12.10 billion for the year ended December 31, 2024 from $10.78 billion for the year ended December 31, 2023. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased from 135.6% for the year ended December 31, 2023 to 130.9% for the year ended December 31, 2024, as average noninterest-bearing deposits and stockholders’ equity decreased by a combined $107.8 million, or 2.52%, from 2023 to 2024.

Our average interest-earning assets produced a taxable equivalent yield of 5.97% for the year ended December 31, 2024, compared to 5.56% for the year ended December 31, 2023. The average rate paid on interest-bearing liabilities was 4.13% for the year ended December 31, 2024, compared to 3.73% for the year ended December 31, 2023.

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

The provision expense for credit losses for the year ended December 31, 2024 increased compared to the year-ended December 31, 2023. The increase in provision expense is primarily the result of loan growth during 2024 compared to 2023. Nonperforming loans increased to $42.5 million, or 0.34% of total loans, at December 31, 2024 from $21.5 million, or 0.18% of total loans, at December 31, 2023. During 2024, we had net charged-off loans totaling $10.4 million, compared to net charged-off loans of $11.7 million for 2023. The ratio of net charged-off loans to average loans was 0.09% for 2024 compared to 0.10% for 2023. The ACL for December 31, 2024 totaled $164.5 million, or 1.30% of loans, net of unearned income. The ACL totaled $153.3 million, or 1.32% of loans, net of unearned income, at December 31, 2023.

Noninterest Income

Noninterest income for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023	Change	Percentage Change
Service charges on deposit accounts	$9,434	$8,420	$1,014	12.0%
Mortgage banking	4,922	2,755	2,167	78.7%
Credit card income	8,280	8,631	(351)	(4.1)%
Bank-owned life insurance income	9,533	7,574	1,959	25.9%
Other operating income	2,887	3,037	(150)	(4.9)%
Total noninterest income	$35,056	$30,417	$4,639	15.3%

Noninterest income increased $4.6 million, or 15.3%, to $35.1 million for the year ended December 31, 2024 compared to $30.4 million for the same period in 2023. Service charges on deposit accounts increased $1.0 million, or 12.0%, to $9.4 million for the year ended December 31, 2024 compared to $8.4 million for the same period in 2023. Credit card income decreased $351,000, or 4.1%, to $8.3 million for the year ended December 31, 2024 compared to $8.6 million for the same period in 2023. Mortgage banking income increased $2.2 million, or 78.7%, to $4.9 million for the year ended December 31, 2024 compared to $2.8 million for the same period in 2023. Closed loans increased 49.9% during 2024 compared to 2023. Bank-owned life insurance income increased $2.0 million, or 25.9%, to $9.5 million for the year ended December 31, 2024 compared to $7.6 million for the same period in 2023. The cash surrender value increased $1.6 million during 2024 compared to 2023. Other operating income decreased $150,000, or 4.9%, to $2.9 million for the year ended December 31, 2024 compared to $3.0 million for the same period in 2023. Merchant service revenue increased $63,000, or 2.9%, to $2.3 million for the year ended December 31, 2024 compared to $2.2 million for the same period in 2023.

Noninterest Expense

Noninterest expense for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023	Change	Percentage Change
Salaries and employee benefits	$96,318	$80,965	$15,353	19.0%
Equipment and occupancy expense	14,519	14,295	224	1.6%
Third party processing and other services	31,181	27,872	3,309	11.9%
Professional services	6,901	5,916	985	16.6%
FDIC and other regulatory assessments	10,687	15,614	(4,927)	(31.6)%
Other real estate owned expense	199	47	152	323.4%
Other operating expenses	21,341	33,342	(12,001)	(36.0)%
Total noninterest expenses	$181,146	$178,051	$3,095	1.7%

Noninterest expenses increased $3.1 million, or 1.7%, to $181.1 million for the year ended December 31, 2024 compared to $178.1 million for the same period in 2023.  Increased salaries and employee benefits expenses were the primary drivers of the increase in noninterest expense. Salary and employee benefits expenses increased $15.4 million, or 19.0%, to $96.3 million for the year ended December 31, 2024 compared to $81.0 million for the same period in 2023. We had 630 full-time equivalent employees as of December 31, 2024 compared to 591 as of December 31, 2023 Equipment and occupancy expense increased $224,000, or 1.6%, to $14.5 million for the year ended December 31, 2024 compared to $14.3 million for the same period in 2023. Third party processing and other services increased $3.3 million, or 11.9%, to $31.2 million for the year ended December 31, 2024 compared to $27.9 million for the same period in 2023. Professional services expense increased $985,000, or 16.6%, to $6.9 million for the year ended December 31, 2024 compared to $5.9 million for the same period in 2023.  FDIC assessments decreased $4.9 million, or 31.6%, to $10.7 million for the year ended December 31, 2024 compared to $15.6 million for the same period in 2023. The FDIC implemented a special assessment to recapitalize the Deposit Insurance Fund resulting in an expense of $1.8 million during 2024, and $7.2 million during 2023. Other operating expenses decreased $12.0 million, or 36.0%, to $21.3 million for the year ended December 31, 2024 compared to $33.3 million for the same period in 2023. We adopted the proportional amortization method of accounting for investments in certain tax credit partnerships during 2024. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated income statement as a component of income tax expense. Previously the amortization of the investment was included in other non-interest expenses. Changes in other operating expenses from 2023 to 2024 are detailed in Note 15 - “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $51.7 million for the year ended December 31, 2024 compared to $37.7 million in 2023. Our effective tax rates for 2024 and 2023 were 18.5% and 15.4%, respectively. The increase in our effective tax rates reflect our adoption of the proportional amortization of accounting for investment tax credits during the first quarter of 2024. We recognized $15.4 million in credits during 2024 and $17.7 million during 2023, related to new investments in Federal New Market Tax Credits.  We also recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during 2024 of $1.3 million, compared to $1.5 million during 2023. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $299.8 million in bank-owned life insurance for certain officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets as of December 31, 2024, were $17.35 billion, an increase of $1.22 billion, or 7.6%, from total assets of $16.13 billion as of December 31, 2023. Average assets for the year ended December 31, 2024 were $16.33 billion, an increase of $1.27 billion, or 8.40%, over average assets of $15.07 billion for the year ended December 31, 2023. Growth in loans and interest-bearing balances with banks were the primary reasons for the increase in ending and average total assets. Year-end 2024 total loans were $12.61 billion, an increase of $947.0 million, or 8.1%, over year-end 2023 total loans of $11.66 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts. We maintain a higher level of earning assets in our business model than do our peers because we allocate fewer of our resources to facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets as of December 31, 2024 were $17.05 billion, or 98.27% of total assets of $17.35 billion. Earning assets as of December 31, 2023 were $15.85 billion, or 98.25% of total assets of $16.13 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. At December 31, 2024, mortgage-backed securities represented 34.5% of the investment portfolio, corporate debt represented 17.5% of the investment portfolio, state and municipal securities represented 0.9% of the investment portfolio, and U.S. Treasury securities represented 47.0% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We generally do not hold, and did not have at December 31, 2024, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $1.92 billion at December 31, 2024, compared to $1.95 billion at December 31, 2023.

The following table presents the amortized cost and weighted average yield of our securities as of December 31, 2024 by their stated maturities (this maturity schedule excludes security prepayment and call features):

	Maturity of Debt Securities - Weighted Average Yield
	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	More Than Ten Years	Total
At December 31, 2024:	(In Thousands)
Securities Available for Sale:
U.S. Treasury Securities	$216,374	$400,977	$-	$-	$617,351
Mortgage-backed securities	4	14,805	19,668	208,958	243,435
State and municipal securities	145	8,620	1,751	-	10,516
Corporate debt	6,626	69,272	256,860	3,000	335,758
Total	$223,149	$493,674	$278,279	$211,958	$1,207,060

Tax-equivalent Yield (1)
U.S. Treasury Securities	4.50%	4.25%	-%	-%	4.34%
Mortgage-backed securities	4.16	2.40	2.59	2.20	2.25
State and municipal securities	2.11	1.85	2.11	-	1.90
Corporate debt	4.56	6.89	4.30	4.50	4.84
Total weighted average yield (2)	4.50%	4.52%	4.16%	2.24%	4.03%

Securities Held to Maturity:
U.S. Treasury Securities	$-	$249,403	$-	$-	$249,403
Mortgage-backed securities	-	-	11,876	445,488	457,364
State and municipal securities	250	7,340	495	-	8,085
Total	$250	$256,743	$12,371	$445,488	$714,852

Tax-equivalent Yield (1)
U.S. Treasury Securities	-%	1.38%	-%	-%	1.38%
Mortgage-backed securities	-	-	2.52	2.72	2.72
State and municipal securities	3.21	1.96	1.77	-	1.99
Total weighted average yield (2)	3.21%	1.39%	2.49%	2.72%	2.24%

(1)	Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.
(2)	Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective tax-equivalent yield for a given maturity, and dividing by the sum of the securities for the same maturity.

As of December 31, 2024, we had $1.0 million in federal funds sold, compared with $100.6 million at December 31, 2023. At year-end 2024, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

We had total loans of approximately $12.61 billion at December 31, 2024. A large majority of our loan customers are located within our market areas, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

The following table details our loans at December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(Dollars in Thousands)
Commercial, financial and agricultural	$2,869,894	$2,823,986	$3,145,317
Real estate - construction	1,489,306	1,519,619	1,532,388
Real estate - mortgage:
Owner-occupied commercial	2,547,143	2,257,163	2,199,280
1-4 family mortgage	1,444,623	1,249,938	1,146,831
Non-owner occupied commercial	4,181,243	3,744,346	3,597,750
Total real estate - mortgage	8,173,009	7,251,447	6,943,861
Consumer	73,627	63,777	66,402
Total Loans	12,605,836	11,658,829	11,687,968
Less: Allowance for credit losses	(164,458)	(153,317)	(146,297)
Net Loans	$12,441,378	$11,505,512	$11,541,671

The following table details the percentage composition of our loan portfolio by type at December 31, 2024, 2023 and 2022:

	2024	2023	2022
Commercial, financial and agricultural	22.77%	24.22%	26.91%
Real estate - construction	11.81	13.03	13.11
Real estate - mortgage
Owner-occupied commercial	20.21	19.36	18.82
1-4 family mortgage	11.46	10.72	9.81
Non-owner occupied commercial	33.17	32.12	30.78
Subtotal: Real estate mortgage	64.84	62.20	59.41
Consumer	0.58	0.55	0.57
Total Loans	100.00%	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at December 31, 2024 as segregated by industry concentrations based on North American Industry Classification System:

	2024
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$531,254	7.9%
Other Services (except Public Administration)	328,668	4.9
Health Care and Social Assistance	280,964	4.2
Accommodation and Food Services	191,716	2.8
Manufacturing	184,241	2.7
Professional, Scientific, and Technical Services	176,158	2.6
Real Estate and Rental and Leasing	149,602	2.2
Wholesale Trade	144,781	2.2
All Other Owner Occupied Real Estate	559,759	8.3
Total Owner Occupied Real Estate	$2,547,143	37.9%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,248,694	18.6%
Shopping or Retail Center	596,066	8.9
Hotel or Motel	590,851	8.8
Office Building	433,726	6.4
Nursing Home or Assisted Living Facility	308,530	4.6
Office Warehouse	208,999	3.1
Warehouse	98,431	1.5
Self-Storage Facility	138,782	2.1
Gas Station or Convenience Store	97,995	1.5
Restaurant	55,612	0.8
All Other Income Property	403,557	6.0
Total Non-Owner Occupied Real Estate	$4,181,243	62.1%
Total Commercial Real Estate	$6,728,386	100.0%

The table below summarizes the Company’s commercial real estate portfolio at December 31, 2024 as segregated by geographic region in which the property is located:

	2024
	Balance	Percent of Total
	(Dollars in Thousands)
State:
Alabama	$2,117,680	31.5%
Florida	1,789,717	26.6
Georgia	760,813	11.3
North Carolina	194,575	2.9
South Carolina	325,975	4.8
Tennessee	645,200	9.6
Virginia	74,336	1.1
Other	820,090	12.2
Total commercial real estate loans	$6,728,386	100.0%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2024:

	Due in One	After One Year	After Five Years	After
	Year or Less	to Five Years	to 15 Years	15 Years	Total
	(in Thousands)
Commercial, financial and agricultural	$153,383	$2,109,940	$606,571	$-	$2,869,894
Real estate - construction	47,885	1,196,074	194,889	50,458	1,489,306
Real estate - mortgage:
Owner-occupied commercial	38,805	1,294,176	1,169,400	44,762	2,547,143
1-4 family mortgage	38,928	369,379	347,227	689,089	1,444,623
Other mortgage	161,029	2,954,773	1,036,622	28,819	4,181,243
Total real estate - mortgage	238,762	4,618,328	2,553,249	762,670	8,173,009
Consumer	26,041	41,640	5,946	-	73,627
Total Loans	$466,071	$7,965,982	$3,360,655	$813,128	$12,605,836
Less: Allowance for loan losses					(164,458)
Net Loans					$12,441,378

Amount due after one year at
fixed interest rates:
Commercial, financial and agricultural	$837,833
Real estate - construction	261,377
Real estate - mortgage:
Owner-occupied commercial	1,605,383
1-4 family mortgage	940,743
Other mortgage	2,259,100
Total real estate - mortgage	4,805,226
Consumer	13,030
Total loans	$5,917,466

Amount due after one year at variable interest rates:
Commercial, financial and agricultural	$1,878,678
Real estate - construction	1,180,044
Real estate - mortgage:
Owner-occupied commercial	902,955
1-4 family mortgage	464,952
Other mortgage	1,761,114
Total real estate - mortgage	3,129,021
Consumer	34,556
Total loans	$6,222,299

Asset Quality

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the years ended December 31, 2024, 2023 and 2022:

	As of and for the Years Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Allowance for credit losses to total loans outstanding	1.30%	1.32%	1.25%
Allowance for credit losses	$164,458	$153,317	$146,297
Total loans outstanding	$12,605,836	$11,658,829	$11,687,968

Nonaccrual loans to total loans outstanding	0.31%	0.17%	0.11%
Nonaccrual loans	$39,501	$19,349	$12,450
Total loans outstanding	$12,605,836	$11,658,829	$11,687,968

Allowance for credit losses to nonaccrual loans	416.34%	792.38%	1,175.08%
Allowance for credit losses	$164,458	$153,317	$146,297
Nonaccrual loans	$39,501	$19,349	$12,450

Net charge-offs during the period to average loans outstanding:
Commercial, financial and agricultural	0.32%	0.35%	0.25%
Net charge-offs during the period	$9,094	$10,429	$7,244
Average amount outstanding	$2,825,914	$2,937,913	$2,957,627

Real estate - construction	-%	0.01%	-%
Net charge-offs (recoveries) during the period	$(8)	$105	$-
Average amount outstanding	$1,479,583	$1,470,330	$1,339,871

Real estate - mortgage:
Owner-occupied commercial	0.01%	0.01%	0.01%
Net charge-offs during the period	$208	$117	$170
Average amount outstanding	$2,414,327	$2,273,834	$2,014,817

1-4 family mortgage	0.06%	-%	-%
Net charge-offs during the period	$759	$54	$51
Average amount outstanding	$1,357,272	$1,178,347	$1,015,498

Non-owner occupied commercial	-%	-%	-%
Net charge-offs during the period	$-	$-	$-
Average amount outstanding	$4,009,407	$3,673,667	$3,175,047

Total real estate - mortgage	0.01%	-%	-%
Net charge-offs during the period	$967	$171	$221
Average amount outstanding	$7,781,006	$7,125,848	$6,205,362

Consumer	0.56%	1.44%	0.68%
Net charge-offs during the period	$359	$990	$505
Average amount outstanding	$64,323	$68,721	$63,360

Total loans	0.09%	0.10%	0.08%
Net charge-offs during the period	$10,412	$11,695	$7,970
Average amount outstanding	$12,150,825	$11,602,812	$10,566,219

The allowance for credit losses (“ACL”) for December 31, 2024 and 2023 was calculated under the CECL methodology and totaled $164.5 million and $153.3 million, or 1.30% and 1.32% of loans, net of unearned income, respectively. The decrease in the ACL as a percentage of total loans from December 31, 2023, to December 31, 2024, was primarily driven by a more favorable economic outlook, including lower unemployment rates and projected gross domestic product (“GDP”) growth compared to 2023. Additionally, adjustments to qualitative factors within our CECL model were made to reflect these improved economic conditions. Net credit charge-offs to average loans were 0.09% for the year ended December 31, 2024, compared to 0.10% and 0.08% for the years ended December 31, 2023 and 2022, respectively. Nonaccrual loans increased to $39.5 million, or 0.31% of total loans, at December 31, 2024 from $19.3 million, or 0.17% of total loans, at December 31, 2023, and were $12.5 million, or 0.11% of total loans, at December 31, 2022. At December 31, 2024, the nonaccrual increase was driven by a commercial, financial and agricultural relationship and a owner-occupied commercial relationship.

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a similar methodology to the one used to determine the ACL, modified to account for the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded commitments was $608,000 as of December 31, 2024 and $575,000 as of December 31, 2023.

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percent of loans in each category to total loans:

	For the Years Ended December 31,
	2024		2023		2022
		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in
		Each		Each		Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$55,330	22.77%	$52,121	24.22%	$42,830	26.91%
Real estate - construction	38,597	11.81	44,658	13.03	42,889	13.11
Owner-occupied commercial	22,302	20.21	17,702	19.36	16,843	18.82
1-4 family mortgage	14,096	11.46	12,029	10.72	12,219	9.81
Non-owner occupied commercial	31,328	33.17	25,395	32.12	29,590	30.78
Consumer	2,805	0.58	1,412	0.55	1,926	0.57
Total	$164,458	100.00%	$153,317	100.00%	$146,297	100.00%

The Company assesses the adequacy of its ACL at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio. At December 31, 2024, we forecasted a slightly lower national unemployment rate and moderately higher national GDP compared to December 31, 2023. At December 31, 2023, we forecasted a slightly lower national unemployment rate and moderately higher national GDP compared to December 31, 2022.

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

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2024, 2023 and 2022:

	2024		2023		2022
		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$25,692	54	$7,217	35	$7,108	18
Real estate - construction	-	-	111	1	-	-
Real estate - mortgage:
Owner-occupied commercial	8,744	14	7,089	14	3,312	3
1-4 family mortgage	3,051	24	4,426	41	1,524	16
Non-owner occupied commercial	1,259	2	506	2	506	2
Total real estate - mortgage	13,054	40	12,021	57	5,342	21
Consumer	755	1	-	-	-	-
Total nonaccrual loans	$39,501	95	$19,349	93	$12,450	39

90+ days past due and accruing:
Commercial, financial and agricultural	$38	4	$170	8	$195	26
Real estate - construction	661	2	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	2,240	7	1,909	9	594	5
Non-owner occupied commercial	-	-	-	-	4,512	1
Total real estate - mortgage	2,240	7	1,909	9	5,106	6
Consumer	26	21	105	16	90	44
Total 90+ days past due and accruing	$2,965	34	$2,184	33	$5,391	76
Total nonperforming loans	$42,466	129	$21,533	126	$17,841	115
Plus: Other real estate owned and repossessions	2,531	8	995	7	248	2
Total nonperforming assets	$44,997	137	$22,528	133	$18,089	117

Restructured accruing loans:
Commercial, financial and agricultural	$-	-	$-	-	$2,480	5
Real estate - construction	-	-	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	-	-	-	-	-	-
Non-owner occupied commercial	-	-	-	-	-	-
Total real estate - mortgage	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total restructured accruing loans	$-	-	$-	-	$2,480	5
Total nonperforming assets and restructured accruing loans	$44,997	137	$22,528	133	$20,569	122

Ratios:
Nonperforming loans to total loans	0.34%		0.18%		0.15%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.36%		0.19%		0.15%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	0.36%		0.19%		0.18%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2024, 2023 and 2022:

	For Year Ended December 31,
	2024		2023		2022
	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$2,609,137	-%	$2,857,831	-%	$4,415,972	-%
Interest-bearing demand deposits	2,282,599	2.81%	1,928,133	2.24%	1,695,738	0.36%
Money market accounts	7,005,057	4.30%	6,347,456	3.95%	4,770,568	0.91%
Savings accounts	104,581	1.69%	119,049	1.39%	138,917	0.30%
Time deposits	1,201,756	4.45%	1,010,683	3.58%	757,327	1.17%
Brokered time deposits	-	-%	-	-%	50,000	1.68%
Total deposits	$13,203,130		$12,263,152		$11,828,522

At December 31, 2024, 2023, and 2022 we estimate that we had approximately $9.03 billion, $8.76 billion and $7.66 billion, respectively, in total uninsured deposits. The uninsured deposit data for 2024 and 2023 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table presents the portion of our time deposits in excess of insurance limit as of December 31, 2024.

Portion of Time Deposits in Excess of Insurance Limit
December 31, 2024
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)
3 months or less	$133,277
Over 3 months through 6 months	89,273
Over 6 months through 12 months	103,565
Over 12 months	25,790
Total	$351,905

Borrowed Funds

We had $457.0 million in unused and available federal funds lines of credit with regional banks as of December 31, 2024, compared to $880.0 million as of December 31, 2023. These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $1.44 billion, $1.29 billion, and $1.53 billion for 2024, 2023 and 2022, respectively. We paid average interest rates on these funds of 5.27%, 5.18%, and 1.72% for the same three years, respectively. The maximum amount outstanding at a month-end during 2024 and 2023 was $1.99 billion and $1.48 billion, respectively.

Stockholders’ Equity

Stockholders’ equity increased $176.4 million during 2024, to $1.62 billion as of December 31, 2024 from $1.44 billion as of December 31, 2023. The increase in stockholders’ equity resulted primarily from net income of $227.2 million during the year ended December 31, 2024, less dividends paid or declared on our common stock of $67.4 million during the year ended December 31, 2024.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(In Thousands)
Commitments to extend credit	$3,552,958	$3,410,283	$4,230,485
Credit card arrangements	366,843	381,524	368,749
Standby letters of credit and financial guarantees	125,147	86,065	67,285
Total	$4,044,948	$3,877,872	$4,666,519

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

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for that loan for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments to customers related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2024 and 2023 were not material.

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

Our asset liability committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2024, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

Liquidity and Capital Adequacy

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $16.33 billion in 2024, compared to $15.07 billion in 2023, and to $14.70 billion in 2022:

	For the Year Ended
	2024	2023	2022
Sources of Funds:
Deposits:
Non-interest-bearing	15.9%	18.9%	32.1%
Interest-bearing	64.7	62.2	48.7
Federal funds purchased	8.8	8.5	10.4
Long term debt and other borrowings	0.4	0.6	0.4
Other liabilities	0.6	0.4	0.3
Equity capital	9.5	9.4	8.1
Total sources	100.0%	100.0%	100.0%

Uses of Funds:
Loans	74.5%	77.1%	67.0%
Securities	12.0	12.5	11.2
Interest-bearing balances with banks	10.4	7.1	18.1
Federal funds sold	0.1	0.4	0.2
Other assets	3.0	3.0	3.5
Total uses	100.0%	100.0%	100.0%

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest bearing deposit accounts. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. Liquidity is also available from funding sources consisting primarily of federal funds purchased, Federal Home Loan Bank (“FHLB”) loan advances and available-for-sale securities. The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. As of December 31, 2024, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.73 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $3.07 billion and $2.11 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.34 billion in available funding for brokered deposits. Additionally, we had available to us approximately $537 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

As a separate entity from the bank, we also have separate liquidity obligations. We are responsible for the payment of dividends to our stockholders and interest and principal on our outstanding indebtedness. As a source of internal liquidity, we have access to the capital markets. We also may continue periodic offerings of debt and equity securities. However, our ultimate source of liquidity consists of dividends from the Bank, which are limited by applicable law and regulations. In 2024 and 2023, the Bank paid dividends of $71.9 million and $62.5 million, respectively, to us. For a detailed discussion on the regulatory limitation on Bank dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1.

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

Capital Adequacy

As of December 31, 2024, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2024. In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of at least 8.00%.

The following table sets forth (i) the capital ratios of the Bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2024:

	Well-Capitalized	Actual at December 31, 2024
CET 1 Capital Ratio	6.50%	11.83%
Tier 1 Capital Ratio	8.00%	11.84%
Total Capital Ratio	10.00%	12.99%
Leverage ratio	5.00%	9.94%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. The accounting estimate related the Company’s ACL is considered to be a critical accounting estimate because considerable judgment and estimation is applied by management.

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a DCF, PD/LGD, or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall, or remain the same. Our asset liability committee develops their view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next twelve months. The asset liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to our Board of Directors.

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The interest rate risk model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2024, our gap was within such ranges.

The interest rate risk model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2024. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$6,733,862	$1,478,639	$3,834,818	$567,728	$12,615,047
Securities	143,779	377,009	1,095,748	269,534	1,886,070
Federal funds sold	1,045	-	-	-	1,045
Interest bearing balances with banks	2,374,580	-	-	-	2,374,580
Total interest-earning assets	$9,253,266	$1,855,648	$4,930,566	$837,262	$16,876,742

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$2,570,673	$-	$-	$-	$2,570,673
Money market and savings	7,042,577	-	-	-	7,042,577
Time deposits	509,534	692,762	108,222	4	1,310,522
Federal funds purchased	-	-	30,000	34,743	64,743
Other borrowings	1,993,728	-	-	-	1,993,728
Total interest-bearing liabilities	12,116,512	692,762	138,222	34,747
Interest sensitivity gap	$(2,863,245)	$1,162,886	$4,792,343	$802,515	$3,894,499
Cumulative sensitivity gap	$(2,863,245)	$(1,700,359)	$3,091,984	$3,894,499	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(16.97)%	(10.08)%	18.32%	23.08%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (“EVE”) which is a measure of long-term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In EVE analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. After starting the year 2023 at a rate of 0.15%, the Federal Reserve increased its targeted federal funds rate by 525 basis points and ended the year 2024 at 5.40%. As of December 31, 2024, the model shows decreases in our EVE for all rate shock scenarios.

The chart below identifies the EVE impact of rate shocks of down 400 to up 400 in 100 basis point increments.

	Economic Value of Equity Under Rate Shock At December 31, 2024
	0 bps	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$1,616,772	$1,472,879.27	$1,534,316.60	$1,584,436.53	$1,616,448.62	$1,616,448.62	$1,597,370.71	$1,587,670.08	$1,574,735.90
Actual dollar change		$(143,893)	$(82,455)	$(32,335)	$(323)	$(323)	$(19,401)	$(29,102)	$(42,036)
Percent change		-8.9%	-5.1%	-2.0%	-0.02%	-0.02%	-1.2%	-1.8%	-2.6%

The one-year gap ratio of negative (10.08)% indicates that we would show an decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans

The Company’s loan portfolio and the associated allowance for credit losses (“allowance”) were $12.61 billion and $164.5 million as of December 31, 2024, respectively. As further described in Notes 1 and 3 to the consolidated financial statements, the amount of the allowance represents management’s best estimate of current expected credit losses on loans considering the characteristics of the loan portfolio and the economic environment. To calculate the allowance, loans with similar risk characteristics are collectively evaluated in pools and loans that do not share similar risk characteristics are excluded from the collective pools and evaluated on an individual basis. Management evaluates each loan pool utilizing a discounted cash flow, probability of default / loss given default or remaining life method, depending on the nature of the loan pool. Losses are predicted over a period of time determined to be reasonable and supportable, and after such period, losses are reverted to long term historical averages. The estimated credit losses for each loan pool are then adjusted for qualitative factors not inherently considered in the quantitative analyses. Consideration is given to the following factors:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Estimating qualitative factor adjustments requires significant judgment and can either increase or decrease the quantitative model estimation.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ServisFirst Bancshares, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Tampa, Florida

March 3, 2025

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$116,394	$123,430
Interest-bearing balances due from depository institutions	2,259,195	1,907,083
Federal funds sold	1,045	100,575
Cash and cash equivalents	2,376,634	2,131,088
Available-for-sale debt securities, at fair value	1,161,400	900,183
Held-to-maturity debt securities (fair value of $639,496 and $907,191, respectively)	714,853	982,664
Restricted equity securities	11,300	10,226
Mortgage loans held for sale	9,211	5,074
Loans	12,605,836	11,658,829
Less allowance for credit losses	(164,458)	(153,317)
Loans, net	12,441,378	11,505,512
Premises and equipment, net	59,185	59,324
Accrued interest and dividends receivable	62,794	59,181
Deferred tax asset, net	61,748	62,918
Other real estate owned and repossessed assets	2,531	995
Bank owned life insurance contracts	299,787	292,759
Goodwill	13,615	13,615
Other assets	137,207	106,129
Total assets	$17,351,643	$16,129,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,619,687	$2,643,101
Interest-bearing	10,923,772	10,630,410
Total deposits	13,543,459	13,273,511
Federal funds purchased	1,993,728	1,256,724
Other borrowings	64,743	64,735
Accrued interest and dividends payable	28,026	27,545
Other liabilities	104,915	66,748
Total liabilities	15,734,871	14,689,263
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,569,427 shares issued and outstanding at December 31, 2024; and 54,461,580 shares issued and outstanding at December 31, 2023	54	54
Additional paid-in capital	235,781	232,605
Retained earnings	1,412,616	1,254,841
Accumulated other comprehensive loss	(32,179)	(47,595)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,616,272	1,439,905
Noncontrolling interest	500	500
Total stockholders' equity	1,616,772	1,440,405
Total liabilities and stockholders' equity	$17,351,643	$16,129,668

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Interest and fees on loans	$788,105	$699,101	$499,691
Taxable securities	66,535	53,499	40,722
Nontaxable securities	31	65	137
Federal funds sold	1,128	2,844	1,556
Other interest and dividends	90,322	57,737	17,209
Total interest income	946,121	813,246	559,315
Interest expense:
Deposits	420,650	331,740	59,396
Borrowed funds	78,812	70,569	29,027
Total interest expense	499,462	402,309	88,423
Net interest income	446,659	410,937	470,892
Provision for credit losses	21,587	18,715	37,607
Net interest income after provision for credit losses	425,072	392,222	433,285
Noninterest income:
Service charges on deposit accounts	9,434	8,420	8,033
Mortgage banking	4,922	2,755	2,438
Credit card income	8,280	8,631	9,917
Securities losses	-	-	(6,168)
Bank-owned life insurance income	9,533	7,574	6,478
Other operating income	2,887	3,037	12,661
Total noninterest income	35,056	30,417	33,359
Noninterest expenses:
Salaries and employee benefits	96,318	80,965	77,952
Equipment and occupancy expense	14,519	14,295	12,319
Third party processing and other services	31,181	27,872	27,333
Professional services	6,901	5,916	4,277
FDIC and other regulatory assessments	10,687	15,614	4,565
Other real estate owned expense	199	47	295
Other operating expenses	21,341	33,342	31,075
Total noninterest expenses	181,146	178,051	157,816
Income before income taxes	278,982	244,588	308,828
Provision for income taxes	51,740	37,735	57,324
Net income	227,242	206,853	251,504
Dividends on preferred stock	62	62	62
Net income available to common stockholders	$227,180	$206,791	$251,442
Basic earnings per common share	$4.17	$3.80	$4.63
Diluted earnings per common share	$4.16	$3.79	$4.61

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$227,242	$206,853	$251,504
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) arising during period from securities available for sale, net of $7,347, $(1,593), and $(20,982) for the twelve months ended December 31, 2024, 2023, and 2022, respectively	15,902	(4,754)	(59,768)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(155), $(197), and $(375) for the twelve months ended December 31, 2024, 2023, and 2022, respectively	(486)	(588)	(1,414)
Reclassification adjustment for net losses on call and sale of securities, net of tax of $1,295 for 2022	-	-	4,873
Other comprehensive income (loss), net of tax	15,416	(5,342)	(56,309)
Comprehensive income	$242,658	$201,511	$195,195

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

Years Ended December 31, 2024, 2023 and 2022

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' Equity
Balance, January 1, 2022	54,227,060	$-	$54	$226,397	$911,008	$14,056	$500	$1,152,015
Common dividends paid, $0.69 per share	-	-	-	-	(37,470)	-	-	(37,470)
Common dividends declared, $0.28 per share	-	-	-	-	(15,211)	-	-	(15,211)
Preferred dividends paid	-	-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	133	-	-	133
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,765	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	56,702	-	-	1,232	-	-	-	1,232
13,798 shares of common stock withheld in net settlement upon exercise of stock options				(1,143)	-	-	-	(1,143)
Stock-based compensation expense	-	-	-	3,207	-	-	-	3,207
Other comprehensive loss, net of tax	-	-	-	-	-	(56,309)	-	(56,309)
Net income	-	-	-	-	251,504	-	-	251,504
Balance, December 31, 2022	54,326,527	$-	$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.84 per share	-	-	-	-	(45,711)	-	-	(45,711)
Common dividends declared, $0.30 per share	-	-	-	-	(16,338)	-	-	(16,338)
Preferred dividends paid	-	-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	197	-	-	197
Issue restricted shares pursuant to stock incentives, net of forfeitures	51,881	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	83,172	-	-	1,287	-	-	-	1,287
29,028 shares of common stock withheld in net settlement upon exercise of stock options				(1,975)	-	-	-	(1,975)
Stock-based compensation expense	-	-	-	3,600	-	-	-	3,600
Other comprehensive loss, net of tax	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	206,853	-	-	206,853
Balance, December 31, 2023	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-	-	-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580	-	54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends paid, $0.90 per share		-	-	-	(49,074)	-	-	(49,074)
Common dividends declared, $0.34 per share		-	-	-	(18,280)	-	-	(18,280)
Preferred dividends paid		-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	218	-	-	218
Issue restricted shares pursuant to stock incentives, net of forfeitures	55,282	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	52,565	-	-	916	-	-	-	916
24,785 shares of common stock withheld in net settlement upon exercise of stock options	-			(1,229)				(1,229)
Stock-based compensation expense	-	-	-	3,489	-	-	-	3,489
Other comprehensive income, net of tax	-	-	-	-	-	15,416	-	15,416
Net income	-	-	-	-	227,242	-	-	227,242
Balance, December 31, 2024	54,569,427	$-	$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$227,242	$206,853	$251,504
Adjustments to reconcile net income to net cash provided by operations
Deferred tax expense (benefit)	(3,351)	(1,005)	(2,615)
Provision for credit losses	21,587	18,715	37,607
Depreciation	4,785	4,436	4,100
Accretion on acquired loans	186	197	157
Amortization of core deposit intangible	-	-	23
Amortization of investments in tax credit partnerships	12,565	14,353	11,716
Net (accretion) amortization of debt securities	(200)	49	2,581
Increase in accrued interest and dividends receivable	(3,613)	(10,759)	(13,591)
Stock-based compensation expense	3,489	3,600	3,207
Increase in accrued interest and dividends payable	481	8,930	4,996
Proceeds from sale of mortgage loans held for sale	204,404	127,702	50,922
Originations of mortgage loans held for sale	(203,620)	(128,414)	(48,977)
Gain on sale of mortgage loans held for sale	(4,922)	(2,755)	(2,438)
Gain on sale of securities available for sale	-	-	6,168
Net (gain) loss on sale of other real estate owned and repossessed assets	(120)	28	(501)
Write down of other real estate owned and repossessed assets	74	-	225
Increase in cash surrender value of life insurance contracts	(7,028)	(7,574)	(6,831)
Net change in other assets, liabilities, and other operating activities	956	(37,060)	(25,626)
Net cash provided by operating activities	252,915	197,296	272,627
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(1,141,936)	(1,001,811)	(76,360)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	904,167	746,398	115,750
Proceeds from sale of debt securities available-for-sale	-	-	75,036
Purchases of debt securities held-to-maturity	(45,472)	(48,723)	(648,266)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	312,643	100,180	75,311
Purchases of restricted equity securities	(1,074)	(46,482)	(423)
Proceeds from sale of restricted equity securities	-	43,990	-
Investment in tax credit partnerships and SBIC	(13,371)	(9,303)	(20,277)
Return of capital from tax credit partnerships and SBIC	274	191	434
Net (increase) decrease in loans	(963,367)	16,314	(2,164,114)
Purchases of premises and equipment	(4,646)	(3,910)	(3,650)
Proceeds from death benefit of bank owned life insurance contracts	1,224	2,566	2,153
Proceeds from sale of other real estate owned and repossessed assets	3,024	158	2,282
Expenditures for other real estate owned	-	-	(93)
Net cash used in investing activities	(948,534)	(200,432)	(2,642,217)
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(23,414)	(678,246)	(1,478,420)
Net increase in interest-bearing deposits	293,362	2,404,952	572,389
Net increase (decrease) in federal funds purchased	737,004	(362,074)	(92,979)
FHLB advances	-	300,000	-
Repayment of FHLB advances	-	(300,000)	-
Proceeds from exercise of stock options	916	1,287	1,232
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,229)	(1,975)	(1,143)
Dividends paid on common stock	(65,412)	(45,711)	(37,470)
Dividends paid on preferred stock	(62)	(62)	(62)
Net cash provided by (used in) financing activities	941,165	1,318,171	(1,036,453)
Net increase (decrease) in cash and cash equivalents	245,546	1,315,035	(3,406,043)
Cash and cash equivalents at beginning of period	2,131,088	816,053	4,222,096
Cash and cash equivalents at end of period	$2,376,634	$2,131,088	$816,053
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$498,981	$393,379	$83,427
Income taxes	44,977	53,991	68,665
Income tax refund	-	-	(142)
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$5,729	$933	$1,046
Internally financed sale of other real estate owned	1,215	-	-
Dividends on nonvested restricted stock reclassified as compensation expense	218	197	133
Dividends declared	18,280	16,338	15,211

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF TN Realty Holdings, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 11.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

Operating Segments

The Company operates as a single reportable segment, with a majority of its revenues derived from the business of banking. Management, which serves as the Chief Operating Decision Maker (“CODM”), regularly reviews consolidated financial performance and allocates resources on a Bank-wide basis. As a result, the Company’s financial statements reflect one reportable segment.

Basis of Presentation and Accounting Estimates

To prepare consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses and the fair value of financial instruments are particularly subject to change. All numbers are in thousands except share and per share data.

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

Transfers of debt securities into the held-to-maturity category from available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security, which may be shorter than the stated life of the security. Realized gains and losses from the sale of securities are determined using the specific identification method and are recorded on the trade date of the sale.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2024 and 2023.

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

Allowance for Credit Losses (“ACL”) and Impairment of Debt Securities

ACL – Debt Securities Held to Maturity

Management uses a systematic methodology to determine its ACL for held-to-maturity debt securities. The ACL is a contra-asset valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether an ACL would need to be recorded. As of December 31, 2024 and 2023, the Company had $714.9 million and $982.7 million, respectively, of held-to-maturity securities and no related ACL recorded, respectively.

Impairment of Debt Securities Available for Sale

For available-for-sale debt securities in an unrealized loss position, the Company will first assess whether i) it intends to sell or ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax.

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

ACL – Loans

The ACL is based on the Company’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ACL. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and credit losses are estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Assets that are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets (3 to 39.5 years).

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

Goodwill

The Company has recorded $13.6 million of goodwill at December 31, 2024 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the carrying value of a reporting unit exceeds its fair value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, as necessary, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loan originations. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s rate lock commitments to customers as of December 31, 2024 and 2023 were not material and have not been recorded.

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

The Company follows the provisions of ASC Topic 740-10, Income Taxes (“ASC 740-10”) establishes a single model to address accounting for uncertain tax positions and prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There is a two-step process in the evaluation of a tax position. The first step is recognition. A Company determines whether it is more likely than not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

At December 31, 2024, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors. The plan has been accounted for under the provisions of ASC Topic 718-10, Compensation – Stock Compensation with respect to employee stock options, restricted stock and performance-based stock units (“PSUs”). Specifically, awards are accounted for using the fair value-based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to stock options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award. PSUs represent the opportunity to earn shares of the Company’s common stock after a prescribed period and based on the relative market performance of the Company’s stock, subject to the recipient’s continued employment through the end of the performance period. The actual shares earned under the PSUs generally range between zero and 150% of the target level award, depending on the total stockholder return (“TSR”) of the Company over the performance period ranked relative to the TSR of a defined peer group of companies. A Monte Carlo simulation is used to estimate the fair value of the PSUs as of the valuation date. Compensation expense is recognized regardless of the extent to which the market condition is satisfied.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Accumulated comprehensive (loss) income, which is recognized as a separate component of equity, includes unrealized gains and losses on available-for-sale debt securities and amortization of unrealized gains and losses on debt securities transferred from available-for-sale to held-to-maturity at the time of transfer. Amounts reported as accumulated comprehensive income (loss) are shown net of taxes.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $951,000, $768,000 and $447,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This amendment is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280.The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption. The Company adopted ASU 2023-07 effective December 31, 2024. Adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 23 – Business Segment Information for disclosures required by ASU 2023-07.

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

NOTE 2.	DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2024 and 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
December 31, 2024	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury Securities	$617,350	$580	$(444)	$617,486
Mortgage-backed securities	243,435	49	(24,210)	219,274
State and municipal securities	10,516	1	(1,000)	9,517
Corporate debt	335,758	38	(20,673)	315,123
Total	$1,207,059	$668	$(46,327)	$1,161,400
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$249,403	$-	$(19,632)	$229,771
Mortgage-backed securities	457,365	14	(55,150)	402,229
State and municipal securities	8,085	-	(589)	7,496
Total	$714,853	$14	$(75,371)	$639,496

December 31, 2023
Debt Securities Available-for-Sale
U.S. Treasury Securities	$340,556	$251	$-	$340,807
Mortgage-backed securities	241,458	6	(25,979)	215,485
State and municipal securities	11,400	1	(1,178)	10,223
Corporate debt	375,676	-	(42,008)	333,668
Total	$969,090	$258	$(69,165)	$900,183
Debt Securities Held-to-Maturity
U.S. Treasury Securities	$508,985	$-	$(24,718)	$484,267
Mortgage-backed securities	465,615	3	(50,025)	415,593
State and municipal securities	8,063	-	(732)	7,331
Total	$982,664	$3	$(75,475)	$907,191

All mortgage-backed debt securities are issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposits and for other purposes as required by law as of December 31, 2024 and 2023 was $1.43billion and $1.49 billion, respectively.

Restricted equity securities is comprised entirely of a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement.

At December 31, 2024 and 2023, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2024 and 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024		December 31, 2023
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$223,145	$223,477	$350,400	$350,395
Due from one to five years	478,868	475,985	70,016	67,334
Due from five to ten years	258,611	240,114	304,216	264,893
Due after ten years	3,000	2,550	3,000	2,076
Mortgage-backed securities	243,435	219,274	241,458	215,485
	$1,207,059	$1,161,400	$969,090	$900,183

Debt securities held-to-maturity
Due within one year	$250	$250	$260,047	$257,835
Due from one to five years	256,743	236,586	203,481	185,741
Due from five to ten years	495	431	53,521	48,022
Due after ten years	-	-	-	-
Mortgage-backed securities	457,365	402,229	465,615	415,593
	$714,853	$639,496	$982,664	$907,191

The following table identifies the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months, as of December 31, 2024 and 2023:

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2024
Debt Securities available-for-sale
U.S. Treasury Securities	$(445)	$250,547	$-	$-	$(445)	$250,547
Government Agency Securities	-	-	-	-	-	-
Mortgage-backed securities	(6)	577	(24,204)	179,178	(24,210)	179,755
State and municipal securities	-	-	(1,000)	9,072	(1,000)	9,072
Corporate debt	(1,307)	25,596	(19,366)	284,489	(20,673)	310,085
Total	$(1,758)	$276,720	$(44,570)	$472,739	$(46,328)	$749,459
Debt Securities held-to-maturity
U.S. Treasury Securities	$-	$-	$(19,632)	$229,771	$(19,632)	$229,771
Mortgage-backed securities	(536)	40,115	(54,614)	356,215	(55,150)	396,330
State and municipal securities	-	-	(589)	7,247	(589)	7,247
Total	$(536)	$40,115	$(74,835)	$593,233	$(75,371)	$633,348
December 31, 2023
Debt Securities available-for-sale
Mortgage-backed securities	$(6)	$704	$(25,973)	$214,393	$(25,979)	$215,097
State and municipal securities	-	-	(1,178)	9,777	(1,178)	9,777
Corporate debt	(794)	15,141	(41,214)	311,666	(42,009)	326,807
Total	$(801)	$15,845	$(68,365)	$535,836	$(69,166)	$551,681
U.S. Treasury Securities	$-	$-	$(24,718)	$484,267	$(24,718)	$484,267
Mortgage-backed securities	(1)	430	(50,024)	411,585	(50,025)	412,015
State and municipal securities	-	-	(732)	7,081	(732)	7,081
Total	$(1)	$430	$(75,474)	$902,933	$(75,475)	$903,363

At December 31, 2024 and 2023, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2024 and 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and municipal securities as such amount is not material at December 31, 2024 and 2023. All debt securities in an unrealized loss position as of December 31, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales and calls of debt securities:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Sale and call proceeds	$-	$-	$75,036
Gross realized gains	$-	$-	$-
Gross realized losses	-	-	(6,168)
Net realized (loss) gain	$-	$-	$(6,168)

NOTE 3.	LOANS

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

Owner-occupied commercial real estate mortgage – Includes loans secured by nonresidential properties for which the primary source of repayment is the cash flow from the ongoing operations conducted by the party that owns the property.

1-4 family real estate mortgage – Includes loans secured by residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.

Non-owner occupied commercial real estate mortgage – Includes loans secured by nonowner-occupied properties, including office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential properties. Repayment is primarily dependent on income generated from the underlying collateral.

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The composition of loans at December 31, 2024 and 2023 is summarized as follows:

	December 31,
	2024	2023

	(In Thousands)
Commercial, financial and agricultural	$2,869,894	$2,823,986
Real estate - construction	1,489,306	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,547,143	2,257,163
1-4 family mortgage	1,444,623	1,249,938
Non-owner occupied commercial	4,181,243	3,744,346
Subtotal: Real estate mortgage	8,173,009	7,251,447
Consumer	73,627	63,777
Total Loans	12,605,836	11,658,829
Less: Allowance for credit losses	(164,458)	(153,317)
Net Loans	$12,441,378	$11,505,512

Changes in the ACL during the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022

	(In Thousands)
Balance, beginning of year	$153,317	$146,297	$116,660
Loans charged off	(13,684)	(14,581)	(10,137)
Recoveries	3,272	2,886	2,167
Provision for credit losses	21,553	18,715	37,607
Balance, end of year	$164,458	$153,317	$146,297

GAAP requires a current expected credit losses (“CECL”) methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the DCF method to estimate ACL for all loan pools except for commercial and industrial (“C&I”) revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts gross domestic product (“GDP”) growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At December 31, 2024 and 2023, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At December 31, 2024, the Company expects the national unemployment rate to rise during the forecast period with a declining national GDP growth rate, with both economic indicators showing improvement when compared to the forecast at December 31, 2023.

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

Changes in the allowance for credit losses, segregated by loan type, during the years ended December 31, 2024 and 2023, respectively, are as follows:

	Commercial,		Owner-		Non-owner
	financial and	Real estate -	occupied	1-4 family	occupied
	agricultural	construction	commercial	mortgage	commercial	Consumer	Total
	(In Thousands)
	Year Ended December 31, 2024
Allowance for credit losses:
Balance at January 1, 2024	$52,121	$44,658	$17,702	$12,029	$25,395	$1,412	$153,317
Charge-offs	(12,115)	-	(237)	(761)	-	(571)	(13,684)
Recoveries	3,021	8	29	2	-	212	3,272
Provision for credit losses on loans	12,303	(6,069)	4,808	2,826	5,933	1,752	21,553
Balance at December 31, 2024	$55,330	$38,597	$22,302	$14,096	$31,328	$2,805	$164,458

	Year Ended December 31, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$16,843	$12,219	$29,590	$1,926	$146,297
Charge-offs	(13,229)	(108)	(117)	(54)	-	(1,073)	(14,581)
Recoveries	2,800	3	-	-	-	83	2,886
Provision	19,720	1,874	976	(136)	(4,195)	476	18,715
Balance at December 31, 2023	$52,121	$44,658	$17,702	$12,029	$25,395	$1,412	$153,317

	Year Ended December 31, 2022
Allowance for credit losses:
Balance at January 1, 2022	$41,869	$26,994	$16,204	$6,978	$22,647	$1,968	$116,660
Charge-offs	(9,256)	-	(170)	(51)	-	(660)	(10,137)
Recoveries	2,012	-	-	-	-	155	2,167
Provision	8,205	15,895	809	5,292	6,943	463	37,607
Balance at December 31, 2022	$42,830	$42,889	$16,843	$12,219	$29,590	$1,926	$146,297

Allocation of a part of the ACL to one loan type does not preclude its ability to absorb losses in other loan types. We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $608,000 and $575,000 at December 31, 2024 and 2023, respectively. The provision expense for unfunded commitments was $32,000 for the year ended December 31, 2024 and was $0 for the year ended December 31, 2023.

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

The tables below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2024 and 2023:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial, and agricultural
Pass	$529,002	$171,139	$331,476	$273,304	$120,088	$195,011	$1,121,196	$248	$2,741,464
Special Mention	1,767	666	12,260	2,442	3,254	10,001	21,647	-	52,037
Substandard - Accruing	1,064	-	987	349	364	25,620	22,317	-	50,701
Substandard -Non-accrual	-	1,177	2,049	8,201	271	8,513	5,481	-	25,692
Total Commercial, financial and agricultural	$531,833	$172,982	$346,772	$284,296	$123,977	$239,145	$1,170,641	$248	$2,869,894
Current-period gross write-offs	$36	$1,002	$-	$52	$675	$4,327	$2,851	$3,172	$12,115

Real estate - construction
Pass	$367,275	$292,379	$506,542	$150,307	$32,330	$16,083	$72,793	$-	$1,437,710
Special Mention	259	3,100	28,224	16,477	-	-	-	-	48,060
Substandard - Accruing	-	590	2,000	-	-	946	-	-	3,536
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Real estate - construction	$367,534	$296,069	$536,766	$166,784	$32,330	$17,029	$72,793	$-	$1,489,306
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Owner-occupied commercial
Pass	$377,351	$168,561	$503,351	$467,790	$276,795	$594,794	$65,269	$802	$2,454,713
Special Mention	10,148	6,410	1,373	22,087	5,441	16,912	4,961	-	67,332
Substandard - Accruing	3,562	417	1,147	6,681	2,169	2,378	-	-	16,354
Substandard -Non-accrual	-	-	2,886	-	79	5,779	-	-	8,744
Total Owner-occupied commercial	$391,061	$175,388	$508,757	$496,558	$284,484	$619,863	$70,230	$802	$2,547,143
Current-period gross write-offs	$-	$-	$-	$100	$-	$137	$-	$-	$237

1-4 family mortgage
Pass	$294,602	$126,953	$319,472	$188,104	$65,673	$78,629	$351,240	$-	$1,424,673
Special Mention	-	469	2,523	2,943	1,124	6,628	2,428	-	16,115
Substandard - Accruing	-	-	-	-	-	403	381	-	784
Substandard -Non-accrual	-	265	646	855	405	380	500	-	3,051
Total 1-4 family mortgage	$294,602	$127,687	$322,641	$191,902	$67,202	$86,040	$354,549	$-	$1,444,623
Current-period gross write-offs	$-	$28	$61	$62	$-	$129	$481	$-	$761

Non-owner occupied commercial
Pass	$479,275	$174,415	$1,449,886	$888,829	$367,100	$670,317	$70,161	$246	$4,100,229
Special Mention	-	-	8,304	53,926	-	3,376	-	-	65,606
Substandard - Accruing	-	-	4,584	-	-	9,565	-	-	14,149
Substandard -Non-accrual	-	-	384	875	-	-	-	-	1,259
Total Non-owner occupied commercial	$479,275	$174,415	$1,463,158	$943,630	$367,100	$683,258	$70,161	$246	$4,181,243
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$33,004	$2,941	$2,462	$1,346	$1,234	$2,505	$29,335	$-	$72,827
Special Mention	-	-	-	-	-	-	45	-	45
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	755	-	-	755
Total Consumer	$33,004	$2,941	$2,462	$1,346	$1,234	$3,260	$29,380	$-	$73,627
Current-period gross write-offs	$19	$8	$-	$-	$-	$75	$469	$-	$571

Total Loans
Pass	$2,080,509	$936,388	$3,113,189	$1,969,680	$863,220	$1,557,340	$1,709,994	$1,296	$12,231,616
Special Mention	12,174	10,645	52,684	97,875	9,819	36,917	29,081	-	249,195
Substandard - Accruing	4,626	1,007	8,718	7,030	2,533	38,912	22,698	-	85,524
Substandard -Non-accrual	-	1,442	5,965	9,931	755	15,427	5,981	-	39,501
Total Loans	$2,097,309	$949,482	$3,180,556	$2,084,516	$876,327	$1,648,596	$1,767,754	$1,296	$12,605,836
Current-period gross write-offs	$55	$1,038	$61	$214	$675	$4,668	$3,801	$3,172	$13,684

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial, and agricultural
Pass	$341,335	$455,281	$354,034	$162,543	$100,032	$151,527	$1,161,324	$491	$2,726,567
Special Mention	4,275	1,982	5,105	5,765	1,320	3,549	21,769	7	43,772
Substandard - Accruing	1,410	-	2,830	368	9,501	27,962	4,360	-	46,431
Substandard -Non-accrual	-	2	767	206	-	3,336	2,905	-	7,216
Total Commercial, financial and agricultural	$347,020	$457,265	$362,736	$168,882	$110,853	$186,374	$1,190,358	$498	$2,823,986
Current-period gross write-offs	$1,213	$4,690	$2,531	$779	$4	$2,014	$1,998	$-	$13,229

Real estate - construction
Pass	$216,745	$874,903	$283,012	$49,668	$4,866	$16,558	$72,156	$-	$1,517,908
Special Mention	589	-	-	-	-	-	-	-	589
Substandard - Accruing	-	33	-	-	-	978	-	-	1,011
Substandard -Non-accrual	-	-	-	-	-	-	-	111	111
Total Real estate - construction	$217,334	$874,936	$283,012	$49,668	$4,866	$17,536	$72,156	$111	$1,519,619
Current-period gross write-offs	$-	$-	$19	$-	$-	$-	$-	$89	$108

Owner-occupied commercial
Pass	$148,915	$478,364	$517,667	$300,978	$181,864	$512,752	$64,170	$844	$2,205,554
Special Mention	5,369	1,411	7,705	8,317	8,530	7,539	-	-	38,871
Substandard - Accruing	1,358	-	-	-	-	4,292	-	-	5,650
Substandard -Non-accrual	-	-	-	-	2,329	4,759	-	-	7,088
Total Owner-occupied commercial	$155,642	$479,775	$525,372	$309,295	$192,723	$529,342	$64,170	$844	$2,257,163
Current-period gross write-offs	$-	$-	$-	$-	$117	$-	$-	$-	$117

1-4 family mortgage
Pass	$166,927	$376,964	$228,183	$75,104	$40,697	$61,046	$286,066	$-	$1,234,987
Special Mention	574	721	2,504	1,009	3,865	439	727	-	9,839
Substandard - Accruing	-	-	-	-	-	425	261	-	686
Substandard -Non-accrual	155	380	741	572	877	901	800	-	4,426
Total 1-4 family mortgage	$167,656	$378,065	$231,428	$76,685	$45,439	$62,811	$287,854	$-	$1,249,938
Current-period gross write-offs	$-	$40	$-	$-	$-	$14	$-	$-	$54

Non-owner occupied commercial
Pass	$162,418	$1,119,609	$1,106,055	$448,781	$249,059	$540,325	$100,516	$247	$3,727,010
Special Mention	-	-	-	-	-	-	850	-	850
Substandard - Accruing	-	4,975	-	-	-	11,005	-	-	15,980
Substandard -Non-accrual	-	-	-	-	130	376	-	-	506
Total Non-owner occupied commercial	$162,418	$1,124,584	$1,106,055	$448,781	$249,189	$551,706	$101,366	$247	$3,744,346
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Consumer	$22,227	$3,890	$4,542	$1,794	$1,295	$2,687	$27,342	$-	$63,777
Current-period gross write-offs	$-	$-	$-	$-	$4	$49	$1,020	$-	$1,073

Total Loans
Pass	$1,058,567	$3,309,011	$2,493,493	$1,038,868	$577,813	$1,284,895	$1,711,574	$1,582	$11,475,803
Special Mention	10,807	4,114	15,314	15,091	13,715	11,527	23,346	7	93,921
Substandard - Accruing	2,768	5,008	2,830	368	9,501	44,662	4,621	-	69,758
Substandard -Non-accrual	155	382	1,508	778	3,336	9,372	3,705	111	19,347
Total Loans	$1,072,297	$3,318,515	$2,513,145	$1,055,105	$604,365	$1,350,456	$1,743,246	$1,700	$11,658,829
Current-period gross write-offs	$1,213	$4,730	$2,550	$779	$125	$2,077	$3,018	$89	$14,581

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2024 and 2023 are as follows:

December 31, 2024	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,844,164	$25,730	$2,869,894
Real estate - construction	1,488,645	661	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,538,399	8,744	2,547,143
1-4 family mortgage	1,439,332	5,291	1,444,623
Non-owner occupied commercial	4,179,984	1,259	4,181,243
Total real estate - mortgage	8,157,715	15,294	8,173,009
Consumer	72,846	781	73,627
Total	$12,563,370	$42,466	$12,605,836

December 31, 2023	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,816,599	$7,387	$2,823,986
Real estate - construction	1,519,508	111	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,250,074	7,089	2,257,163
1-4 family mortgage	1,243,603	6,335	1,249,938
Non-owner occupied commercial	3,743,840	506	3,744,346
Total real estate - mortgage	7,237,517	13,930	7,251,447
Consumer	63,672	105	63,777
Total	$11,637,296	$21,533	$11,658,829

Loans by past due status as of December 31, 2024 and 2023 are as follows:

December 31, 202	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$9,218	$8,469	$38	$17,725	$25,692	$2,826,477	$2,869,894	$22,266
Real estate - construction	6,046	15,898	661	22,605	-	1,466,701	1,489,306	-
Real estate - mortgage:
Owner-occupied commercial	9,494	2,478	-	11,972	8,744	2,526,427	2,547,143	8,644
1-4 family mortgage	1,157	3,111	2,240	6,508	3,051	1,435,064	1,444,623	2,787
Non-owner occupied commercial	4,432	-	-	4,432	1,259	4,175,552	4,181,243	729
Total real estate -mortgage	15,083	5,589	2,240	22,912	13,054	8,137,043	8,173,009	12,160
Consumer	83	34	26	143	755	72,729	73,627	-
Total	$30,430	$29,990	$2,965	$63,385	$39,501	$12,502,950	$12,605,836	$34,426

December 31, 2023	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL

	(In Thousands)

Commercial, financial and agricultural	$3,418	$3,718	$170	$7,306	$7,217	$2,809,463	2,823,986	$5,028
Real estate - construction	-	34	-	34	111	1,519,474	1,519,619	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	7,089	2,250,074	2,257,163	7,089
1-4 family mortgage	540	4,920	1,909	7,369	4,426	1,238,143	1,249,938	1,224
Non-owner occupied commercial	676	10,703	-	11,379	506	3,732,461	3,744,346	506
Total real estate -mortgage	1,216	15,623	1,909	18,748	12,021	7,220,678	7,251,447	8,819
Consumer	58	31	105	194	-	63,583	63,777	-
Total	$4,692	$19,406	$2,184	$26,282	$19,349	$11,613,198	11,658,829	$13,847

There was no interest earned on nonaccrual loans for the years ended December 31, 2024 and 2023.

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

		Accounts				ACL
December 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,901	$1,721	$7,449	$42,684	$70,755	$17,615
Real estate - construction	2,590	-	-	946	3,536	-
Real estate - mortgage:
Owner-occupied commercial	24,935	-	-	78	25,013	2,890
1-4 family mortgage	3,719	-	109	-	3,828	287
Non-owner occupied commercial	14,533	-	-	875	15,408	2,081
Total real estate - mortgage	43,187	-	109	953	44,249	5,258
Consumer	-	-	-	755	755	755
Total	$64,678	$1,721	$7,558	$45,338	$119,295	$23,628

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$20,266	$7,240	$2,126	$24,016	$53,648	$16,189
Real estate - construction	145	-	-	978	1,123	1
Real estate - mortgage:
Owner-occupied commercial	12,038	-	-	698	12,736	475
1-4 family mortgage	15,694	-	-	-	15,694	1,058
Non-owner occupied commercial	5,862	-	-	-	5,862	603
Total real estate - mortgage	33,594	-	-	698	34,291	2,136
Total	$54,005	$7,240	$2,126	$25,692	$89,063	$18,326

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
		Payment Deferral
	Term	and Term	New		Percentage of
	Extensions	Extensions	Origination	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$248	$12,354	$-	$12,602	0.10%
Owner-occupied commercial	3,562	5,827	-	9,389	0.07%
1-4 family mortgage	175	174	96	445	-%
Total	$3,985	$18,355	$96	$22,436	0.17%

	Year Ended December 31, 2023
		Payment Deferral
	Term	and Term	New		Percentage of
	Extensions	Extensions	Origination	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$28,363	$-	$-	$28,363	0.24%
Owner-occupied commercial	3,021	-	-	3,021	0.03%
Non-owner occupied commercial	10,932	303	-	11,234	0.10%
Total	$42,315	$303	$-	$42,618	0.37%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024:

	Year Ended December 31, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	4 to 95	$1,403
Real estate - construction	-	-
Owner-occupied commercial	5 to 60	16
1-4 family mortgage	3 to 121	9
Non-owner occupied commercial	-	-

Year Ended December 31, 2023
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 65	$-
Real estate - construction	-	-
Owner-occupied commercial	3 to 60	49
1-4 family mortgage	-	-
Non-owner occupied commercial	2 to 36	59

There were no loans that were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the years ended December 31, 2024 and December 31, 2023, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023

	(In Thousands)
Balance, beginning of year	$39,831	$52,608
Advances	32,740	67,106
Repayments	(29,585)	(79,883)
Removal	(559)	-
Balance, end of year	$42,427	$39,831

NOTE 4.	FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2024, 2023 and 2022 follows:

	2024	2023	2022
	(In Thousands)
Balance at beginning of year	$995	$248	$1,208
Transfers from loans and capitalized expenses	4,514	933	1,046
Foreclosed properties sold	(3,024)	(158)	(2,282)
Write downs and partial liquidations	46	(28)	276
Balance at end of year	$2,531	$995	$248

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2024	2023
	(In Thousands)
Land	$7,497	$5,809
Building	34,037	37,578
Furniture and equipment	40,771	34,976
Leasehold improvements	14,669	16,512
Construction in progress	1,798	1,300
Total premises and equipment, cost	98,772	96,175
Accumulated depreciation	(39,587)	(36,851)
Total premises and equipment, net	$59,185	$59,324

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2024, 2023 and 2022 were $4.8 million, $4.4 million and $4.1 million, respectively.

NOTE 6.	LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheets.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2024	December 31, 2023
Right-of-use assets	$26,059	$26,451
Lease liabilities	$27,053	$27,435
Weighted average remaining lease term	7.8	8.2
Weighted average discount rate	3.8%	3.7%

Lease costs during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Operating lease cost	$5,706	$5,202
Short-term lease cost	75	-
Variable lease cost	852	803
Sublease income	(19)	(21)
Net lease cost	$6,614	$5,984

The following table reconciles future undiscounted lease payments due under non-cancelable leases to the aggregate lease liability as of December 31, 2024:

(In Thousands)
2024	$5,651
2025	4,808
2026	4,206
2027	3,362
2028	2,795
Thereafter	10,961
Total lease payments	$31,783
Less: imputed interest	(4,730)
Present value of operating lease liabilities	$27,053

NOTE 7.	VARIABLE INTEREST ENTITIES (“VIEs”)

The Company utilizes special purpose entities (“SPEs”) that constitute investments in limited partnerships that undertake certain development projects to achieve federal and state tax credits. These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that absorbs the majority of the economic risks and rewards of the VIE. To determine whether it must consolidate a VIE, the Company analyzes the design of the VIE to identify the sources of variability within the VIE, including an assessment of the nature of risks created by the assets and other contractual obligations of the VIE, and determines whether it will both absorb a majority of that variability and has the power to direct the activities that most significantly impact the economic performance of the entity.

See Note 17, Commitments and Contingencies, for additional disclosures related to the Company’s VIEs.

NOTE 8.	DEPOSITS

Deposits at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In Thousands)
Noninterest-bearing demand	$2,619,687	$2,643,101
Interest-bearing checking	9,511,161	9,367,841
Savings	102,088	107,227
Time deposits, $250,000 and under	367,216	313,015
Time deposits, over $250,000	943,307	842,327
	$13,543,459	$13,273,511

The scheduled maturities of time deposits at December 31, 2024 were as follows:

(In Thousands)
2025	$1,202,297
2026	90,199
2027	6,296
2028	2,390
2029	9,341
Total	$1,310,523

At December 31, 2024 and 2023, overdraft deposits reclassified to loans were $10.7 million and $1.1 million, respectively.

NOTE 9.	FEDERAL FUNDS PURCHASED

At December 31, 2024, the Company had $1.91 billion in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $1.26 billion at December 31, 2023. Rates paid on these funds were between 4.42% and 4.50% as of December 31, 2024 and 5.40% and 5.50% as of December 31, 2023.

At December 31, 2024, the Company had available lines of credit totaling approximately $537.0 million with various financial institutions for borrowing on a short-term basis, compared to $880.0 million at December 31, 2023. The Company had $80.0 million outstanding borrowings from these lines at December 31, 2024, compared to no outstanding borrowings from these lines at December 31, 2023.

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

Debt is reported net of unamortized issuance costs of $7,000 and $15,000 as of December 31, 2024 and 2023, respectively.

NOTE 11.	SF INTERMEDIATE HOLDING COMPANY, INC., SF HOLDING 1, INC., SF TN REALTY HOLDINGS, INC., SF REALTY 1, INC., SF FLA REALTY, INC., SF GA REALTY, INC. AND SF TN REALTY, INC.

In January 2012, the Company formed SF Holding 1, Inc., an Alabama corporation, and its subsidiary, SF Realty 1, Inc., an Alabama corporation. In September 2013, the Company formed SF FLA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In May 2014, the Company formed SF GA Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. In February 2016, the Company formed SF TN Realty, Inc., an Alabama corporation and a subsidiary of SF Holding 1, Inc. Also in February 2016, the Company formed SF Intermediate Holding Company, Inc., an Alabama corporation. Immediately following the formation of SF Intermediate Holding Company, Inc., ServisFirst Bank assigned all of the outstanding capital stock of SF Holding 1, Inc. to SF Intermediate Holding Company, Inc., such that SF Holding 1, Inc. became a wholly-owned first tier subsidiary of SF Intermediate Holding Company, Inc. In November 2022, SF Intermediate Holding Company, Inc. formed SF TN Realty Holdings, Inc., a Delaware corporation. In December 2022, SF Holding 1, Inc. merged with and into SF TN Realty Holdings, Inc., with SF TN Realty Holdings, Inc being the surviving entity. Following the merger, SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty are all subsidiaries of SF TN Realty Holdings, Inc. SF Realty 1, SF FLA Realty, SF GA Realty and SF TN Realty all hold and manage participations in residential mortgages and commercial real estate loans originated by ServisFirst Bank and have elected to be treated as real estate investment trusts (“REIT”) for U.S. income tax purposes. SF Intermediate Holding Company, Inc., SF TN Realty Holdings, Inc., SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. are all consolidated into the Company.

NOTE 12.	DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer’s loan for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of December 31, 2024 and 2023 were not material.

NOTE 13.	EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $3.5 million, $3.6 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Incentive Plan

On March 23, 2009, the Company’s Board of Directors adopted the 2009 Stock Incentive Plan (the “Plan”), which was effective upon approval by the stockholders at the 2009 Annual Meeting of Stockholders. The 2009 Plan originally permitted the grant of up to 2,550,000 shares of common stock. With stockholder approval during 2014, the Plan was amended in order to allow the Company to grant up to 5,550,000 shares of common stock. The Plan authorizes the grant of stock appreciation rights, restricted stock, incentive stock options, non-qualified stock options, non-stock share equivalents, performance shares or performance units and other equity-based awards. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

As of December 31, 2024, there are a total of 3,031,065 shares available to be granted under the Plan.

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

There were no grants of stock options during the years ended December 31, 2024 and 2023.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2024:
Outstanding at beginning of year	165,300	$24.35	2.9	$7,211
Exercised	(77,350)	23.71	2.0	57,618
Forfeited	(7,500)	6.92	-	-
Outstanding at end of year	80,450	$26.03	1.9	$4,723

Exercisable at December 31, 2024:	80,450	$26.03	1.9	$4,723

Year Ended December 31, 2023:
Outstanding at beginning of year	280,000	$19.43	3.0	$14,088
Exercised	(112,200)	11.84	0.7	6,148
Forfeited	(2,500)	35.47	4.8	78
Outstanding at end of year	165,300	$24.35	2.9	$7,211

Exercisable at December 31, 2023:	143,300	$21.84	2.2	$6,419

Year Ended December 31, 2022:
Outstanding at beginning of year	353,250	$19.28	3.8	$23,525
Exercised	(70,500)	17.96	2.2	3,592
Forfeited	(2,750)	37.94	5.4	85
Outstanding at end of year	280,000	$19.43	3.0	$14,088

Exercisable at December 31, 2022:	220,500	$14.37	2.0	$12,279

Exercisable options at December 31, 2024 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
$14.00 - 15.00	2,000	14.32	1.7	141
15.00 - 16.00	12,250	15.76	0.1	845
17.00 - 18.00	13,500	17.17	0.3	912
18.00 - 19.00	4,000	18.44	0.8	265
19.00 - 20.00	12,000	19.16	1.1	787
34.00 - 35.00	2,000	34.09	4.1	101
35.00 - 36.00	26,500	35.63	3.8	1,301
38.00 - 39.00	5,700	38.26	2.1	265
41.00 - 42.00	1,000	41.21	3.1	45
43.00 - 44.00	1,500	43.80	3.5	61
	80,450	$26.03	1.9	$4,723

As of December 31, 2024, there were no non-vested stock options.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2024, there was $4.8 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2024, non-vested restricted stock had a weighted average remaining time to vest of 2.1 years.

The Company periodically grants PSUs that give plan participants the opportunity to earn stock between 0% and 150% of the number of PSUs granted based on achieving certain performance metrics. The number of stock earned upon vesting of PSUs is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of PSUs is determined using a Monte Carlo simulation model on the grant date. As of December 31, 2024, there was $900,000 of total unrecognized compensation cost related to non-vested PSUs. As of December 31, 2024, non-vested performance stock had a weighted average remaining time to vest of 1.3 years.

The following table summarizes restricted stock and PSU activity:

	Restricted Stock		PSU
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024:
Non-vested at beginning of year	158,298	$58.08	31,944	$58.25
Granted	54,794	68.95	20,469	59.07
Vested	(49,090)	46.04	(18,653)	37.05
Forfeited	(18,165)	56.98	(3,695)	70.58
Non-vested at end of year	145,837	$66.35	30,065	$70.45

Year Ended December 31, 2023:
Non-vested at beginning of year	141,580	$56.39	23,852	$54.16
Granted	64,880	58.45	8,092	70.29
Vested	(35,163)	49.85	-	-
Forfeited	(12,999)	63.78	-	-
Non-vested at end of year	158,298	$58.08	31,944	$58.25

Year Ended December 31, 2022:
Non-vested at beginning of year	126,975	$42.28	12,437	$37.05
Granted	53,974	83.24	11,415	72.81
Vested	(28,160)	43.27	-	-
Forfeited	(11,209)	58.82	-	-
Non-vested at end of year	141,580	$56.39	23,852	$54.16

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees 21 years of age and older may participate after completion of one year of service. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $2.3 million, $2.1 million and $1.8 million for 2024, 2023 and 2022, respectively.

NOTE 14.	REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $548.7 million in dividends as of December 31, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2024.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,634,837	11.42%	$644,441	4.50%	N/A	N/A
ServisFirst Bank	1,694,412	11.83%	644,402	4.50%	$930,803	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,635,337	11.42%	859,255	6.00%	N/A	N/A
ServisFirst Bank	1,694,912	11.84%	859,203	6.00%	1,145,604	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,847,146	12.90%	1,145,673	8.00%	N/A	N/A
ServisFirst Bank	1,859,978	12.99%	1,145,604	8.00%	1,432,005	10.00%
Tier I Capital to Average Assets:
Consolidated	1,635,337	9.59%	682,238	4.00%	N/A	N/A
ServisFirst Bank	1,694,912	9.94%	682,223	4.00%	852,779	5.00%

As of December 31, 2023:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,473,831	10.91%	$607,690	4.50%	N/A	N/A
ServisFirst Bank	1,535,757	11.37%	607,665	4.50%	$877,738	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,474,331	10.92%	810,253	6.00%	N/A	N/A
ServisFirst Bank	1,536,257	11.38%	810,220	6.00%	1,080,293	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,680,974	12.45%	1,080,338	8.00%	N/A	N/A
ServisFirst Bank	1,690,149	12.52%	1,080,293	8.00%	1,350,366	10.00%
Tier I Capital to Average Assets:
Consolidated	1,474,331	9.12%	646,710	4.00%	N/A	N/A
ServisFirst Bank	1,536,257	9.50%	646,675	4.00%	808,343	5.00%

NOTE 15.	OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Other Operating Income
ATM fee income	$632	$(200)	$618
Mark to market interest rate cap derivative	-	48	6,960
Gain (loss) on sale of ORE	120	(28)	501
Death benefit of bank owned life insurance contracts(1)	-	-	2,153
Loss on sale of fixed assets	(91)	-	(12)
Merchant services fees	2,278	2,214	1,765
Other	(52)	1,003	676
Total other operating income	$2,887	$3,037	$12,661

Other Operating Expenses
Other loan expenses	$2,754	$2,794	$2,226
Customer and public relations	3,338	2,971	2,354
Sales and use tax	779	771	636
Write-down investment in tax credit partnerships	1,396	12,053	9,998
Telephone	564	597	568
Donations and contributions	658	651	749
Marketing	951	768	446
Supplies	701	705	612
Fraud and forgery losses	2,139	1,435	1,988
Directors fees	807	797	730
Postage	352	361	366
Other operational losses	270	449	2,777
Core processing deconversion expense	-	134	939
Privilege tax expense	1,767	4,300	1,869
Other	4,864	4,556	4,817
Total other operating expenses	$21,341	$33,342	$31,075

(1)	For the years ended December 31, 2024 and 2023, death benefit amounts were included in Bank-owned life insurance income.

NOTE 16.	INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Current tax expense:
Federal	$51,897	$35,124	$56,318
State	3,194	3,616	3,621
Total current tax expense	55,091	38,740	59,939
Deferred tax (benefit) expense:
Federal	(2,227)	(1,057)	(4,110)
State	(1,124)	52	1,495
Total deferred tax (benefit)	(3,351)	(1,005)	(2,615)
Total income tax expense	$51,740	$37,735	$57,324

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Year Ended December 31, 2024
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$58,585	21.00%
Effect on rate of:
State income tax, net of federal tax effect	1,787	0.64%
Tax-exempt income, net of expenses	(14)	(0.01)%
Bank-owned life insurance contracts	(2,002)	(0.72)%
Excess tax benefit from stock compensation	(1,117)	(0.40)%
Federal tax credits, net of related amortization	(6,297)	(2.26)%
Other	798	0.36%
Effective income tax and rate	$51,740	18.61%

	Year Ended December 31, 2023
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$51,363	21.00%
Effect on rate of:
State income tax, net of federal tax effect	3,339	1.37%
Tax-exempt income, net of expenses	(92)	(0.04)%
Bank-owned life insurance contracts	(1,591)	(0.65)%
Excess tax benefit from stock compensation	(1,242)	(0.51)%
Federal tax credits, net of related amortization	(16,002)	(6.54)%
Other	1,960	0.80%
Effective income tax and rate	$37,735	15.43%

	Year Ended December 31, 2022
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$64,796	21.00%
Effect on rate of:
State income tax, net of federal tax effect	7,247	2.35%
Tax-exempt income, net of expenses	(188)	(0.06)%
Bank-owned life insurance contracts	(1,812)	(0.59)%
Excess tax benefit from stock compensation	(1,091)	(0.35)%
Federal tax credits, net of related amortization	(11,131)	(3.61)%
Other	(497)	(0.16)%
Effective income tax and rate	$57,324	18.58%

The components of net deferred tax asset are as follows:

	December 31,
	2024	2023
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$41,431	$38,483
Other real estate owned	255	253
Nonqualified equity awards	1,375	1,354
Nonaccrual interest	814	327
State tax credits carryforward	2,195	2,011
Deferred loan fees	4,074	3,806
Reserve for unfunded commitments	-	144
Accrued bonus	3,910	3,052
Capital loss carryforward	1,716	1,648
Lease liability	6,790	6,886
Deferred revenue	-	8
Net unrealized loss on securities available for sale	10,937	18,129
Other deferred tax assets	1,996	2,323
Total deferred tax assets	75,493	78,424

Deferred tax liabilities:
Depreciation	4,138	4,289
Prepaid expenses	781	735
Investments	950	1,484
Right-of-use assets and other leasing transactions	6,541	6,639
Other deferred tax liabilities	1,335	2,359
Total deferred tax liabilities	13,745	15,506
Net deferred tax assets	$61,748	$62,918

The Company believes its net deferred tax asset is recoverable as of December 31, 2024 and 2023 based on the expectation of future taxable income and other relevant considerations.

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and various consolidated and separate company state income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2022 through 2024. The Company is also currently open to audit by several state departments of revenue for the years ended December 31, 2022 through 2024. The audit periods differ depending on the date the Company began business activities in each state.

Accrued interest and penalties on unrecognized income tax benefits totaled $495,000 and $450,000 as of December 31, 2024 and 2023, respectively. Interest and penalties related to unrecognized income tax benefits are recorded in the provision for income taxes. The Company has $1,511,000 of unrecognized tax benefits (net of the federal benefit on state income tax issues) recorded as of December 31, 2024. Unrecognized income tax benefits as of December 31, 2024, and December 31, 2023, that, if recognized, would impact the effective income tax rate totaled $1,511,000 and $1,653,000 (net of the federal benefit on state income tax issues), respectively.

The following table presents a summary of the changes during 2024, 2023 and 2022 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets:

	2024	2023	2022
	(In Thousands)
Balance, beginning of year	$2,092	$-	$3,659
Increases related to prior year tax positions	-	1,285	-
Decreases related to prior year tax positions	(854)	-	(2,860)
Increases related to current year tax positions	675	807	-
Lapse of statute	-	-	(799)
Balance, end of year	$1,913	$2,092	$-

NOTE 17.	COMMITMENTS AND CONTINGENCIES

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

	2024	2023	2022
	(In Thousands)
Commitments to extend credit	$3,552,958	$3,410,283	$4,230,485
Credit card arrangements	366,843	381,524	368,749
Standby letters of credit and financial guarantees	125,147	86,065	67,285
Total	$4,044,948	$3,877,872	$4,666,519

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

The Company invests in certain affordable housing projects throughout its market area as a means of supporting local communities. The Company receives tax credits related to these investments, for which it typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. The Company typically provides financing during the construction and development of the properties. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. The Company’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured. The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a federal tax credit. The Company has investments in and future funding commitments related to private equity and certain other equity method investments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made. The following table summarizes certain tax credit and certain equity investments.

		December 31,
	Balance Sheet Location	2024	2023
		(In Thousands)
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$75,705	$42,832
Amount of future funding commitments including in carrying amount	Other liabilities	39,502	-
Lending exposures	Loans	88,207	84,652
SBIC and certain other equity method investments:
Carrying amount	Other assets	4,642	2,071
Amount of future funding commitments not included in carrying amount	N/A	12,308	14,879

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

	Income Statement Location	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(13,392)
Amortization expense	Income tax expense	11,162

NOTE 18.	CONCENTRATIONS OF CREDIT

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

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable pursuant to the exercise of stock options and vesting of performance shares. The difference in earnings per share under the two-class method was not significant at December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	54,528,302	54,411,171	54,300,366
Net income available to common stockholders	$227,180	$206,791	$251,442
Basic earnings per common share	$4.17	$3.80	$4.63

Weighted average common shares outstanding	54,528,302	54,411,171	54,300,366
Dilutive effects of assumed exercise of stock options
and vesting of performance shares	95,932	124,144	234,408
Weighted average common and dilutive potential
common shares outstanding	54,624,234	54,535,315	54,534,774
Net income available to common stockholders	$227,180	$206,791	$251,442
Diluted earnings per common share	$4.16	$3.79	$4.61

NOTE 20.	RELATED PARTY TRANSACTIONS

As more fully described in Note 3 “Loans,” the Company had outstanding loan balances, as made in the ordinary course of business, to related parties as of December 31, 2024 and 2023 in the amount of $42.4 million and $39.8 million, respectively. Deposits of related parties are also accepted in the ordinary course of business. The aggregate balances of related party deposits are insignificant as of December 31, 2024 and 2023, respectively.

NOTE 21.	FAIR VALUE MEASUREMENT

Measurement of fair value under GAAP establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of December 31, 2024 was 0% to 75% and 25.5%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 0% to 66% and 25%, respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $18.3 million and $16.6 million during the years ended December 31, 2024 and 2023, respectively.

Other Real Estate Owned and Repossessed Assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 19% to 47% and 22.7%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2023 was 25% to 100% and 38.3% respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-downs of OREO of $132,000 and $7,000 was recognized during the years ended December 31, 2024 and 2023, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were three residential real estate loan foreclosures for $852,400 classified as OREO as of December 31, 2024, compared to three residential real estate loan foreclosures for $360,000 as of December 31, 2023.

There was one residential real estate loan for $82,000 that was in the process of being foreclosed as of December 31, 2024. There were three residential real estate loans for $292,000 that were in the process of being foreclosed as of December 31, 2023.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2024 and 2023. There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$617,486	$-	$-	$617,486
Mortgage-backed securities	-	219,274	-	219,274
State and municipal securities	-	9,517	-	9,517
Corporate debt	-	315,123	-	315,123
Total available-for-sale debt securities	617,486	543,914	-	1,161,400
Total assets at fair value	$617,486	$543,914	$-	$1,161,400

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$340,807	$-	$-	$340,807
Mortgage-backed securities	-	215,485	-	215,485
State and municipal securities	-	10,223	-	10,223
Corporate debt	-	326,808	6,860	333,668
Total available-for-sale debt securities	340,807	552,516	6,860	900,183
Total assets at fair value	$340,807	$552,516	$6,860	$900,183

The carrying amount and estimated fair value of the Company’s financial instruments measured on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$95,667	$95,667
Other real estate owned and repossessed assets	-	-	2,531	2,531
Total assets at fair value	$-	$-	$98,198	$98,198

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$70,735	$70,735
Other real estate owned and repossessed assets	-	-	995	995
Total assets at fair value	$-	$-	$71,730	$71,730

There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2024, there was two transfers from Level 3 to Level 2 for $5,531.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2024 and 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

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

The fair value of a financial instrument is the current amount that would be exchanged in a sale between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Current GAAP excludes certain financial instruments and all nonfinancial instruments from its fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

December 31, 2024	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,375,589	$2,375,589	$2,375,589	$-	$-
Held to maturity U.S. Treasury securities	249,403	229,771	229,771	-	-
Federal funds sold	1,045	1,045	-	1,045	-
Held to maturity debt securities	465,200	409,475	-	409,475	-
Mortgage loans held for sale	9,211	9,211	-	9,211	-
Restricted equity securities	11,300	11,300	-	11,300	-
Held to maturity debt securities	250	250	-	-	250
Loans, net	12,441,378	12,013,721	-	-	12,013,721
Financial Liabilities:
Deposits	$13,543,459	$13,540,438	$-	$13,540,438	$-
Federal funds purchased	1,993,728	1,993,728	-	1,993,728	-
Other borrowings	64,743	59,130	-	59,130	-

December 31, 2023	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,030,513	$2,030,513	$2,030,513	$-	$-
Held to maturity U.S. Treasury securities	508,985	484,267	484,267	-	-
Federal funds sold	100,575	100,575	-	100,575	-
Held to maturity debt securities	473,679	422,924	-	422,924	-
Mortgage loans held for sale	5,071	5,071	-	5,071	-
Restricted equity securities	10,226	10,226	-	10,226	-
Held to maturity debt securities	250	250	-	-	250
Loans, net	11,505,512	11,032,819	-	-	11,032,819
Financial Liabilities:
Deposits	$13,273,511	$13,266,640	$-	$13,266,640	$-
Federal funds purchased	1,256,724	1,256,724	-	1,256,724	-
Other borrowings	64,735	58,083	-	58,083	-

NOTE 22.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2024 and 2023 and the condensed statements of income and cash flows for the years ended December 31, 2024, 2023 and 2022.

CONDENSED BALANCE SHEETS
(In Thousands)
	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$22,584	$20,014
Investment in subsidiary	1,675,847	1,501,777
Other assets	864	557
Total assets	$1,699,295	$1,522,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$64,743	$64,735
Other liabilities	18,280	17,708
Total liabilities	83,023	82,443
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2024 and December 31, 2023	-	-

Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,569,427 shares issued and outstanding at December 31, 2024; and 54,461,580 shares issued and outstanding at December 31, 2023

at December 31, 2021	54	54
Additional paid-in capital	235,781	232,605
Retained earnings	1,412,616	1,254,841
Accumulated other comprehensive loss	(32,179)	(47,595)
Total stockholders' equity	1,616,272	1,439,905
Total liabilities and stockholders' equity	$1,699,295	$1,522,348

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, and 2022.
(In Thousands)
	2024	2023	2022
Income:
Dividends received from subsidiary	$71,887	$62,500	$57,500
Other income	92	44	-
Total income	71,979	62,544	57,500
Expense:
Other expenses	2,683	2,829	2,822
Total expenses	2,683	2,829	2,822
Equity in undistributed earnings of subsidiary	157,884	147,076	196,764
Net income	227,180	206,791	251,442
Dividends on preferred stock	-	-	-
Net income available to common stockholders	$227,180	$206,791	$251,442

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, and 2022.
(In Thousands)
	2024	2023	2022
Operating activities
Net income	$227,180	$206,791	$251,442
Adjustments to reconcile net income to net cash provided by operating activities:
Other	(1,374)	2,227	(290)
Equity in undistributed earnings of subsidiary	(157,887)	(147,076)	(197,221)
Net cash provided by operating activities	67,919	61,942	53,931
Investing activities
Other	-	(300)	750
Net cash used in investing activities	-	(300)	750
Financing activities
Proceeds from issuance of subordinated notes	-	-	-
Redemption of subordinated notes	-	-	-
Dividends paid on common stock	(65,412)	(60,923)	(49,942)
Net cash used in financing activities	(65,412)	(60,923)	(49,942)
Net change in cash and cash equivalents	2,570	722	4,739
Cash and cash equivalents at beginning of year	20,014	19,292	14,553
Cash and cash equivalents at end of year	$22,521	$20,014	$19,292

NOTE 23.	SEGMENT REPORTING

The Bank’s revenue is primarily derived from the business of banking. The Bank’s financial performance is monitored on consolidated basis by senior management, which is considered to be the Bank’s CODM. Senior Management includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; Executive Vice President, Chief Operating Officer.

All of the Bank’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business line, the Bank’s CODM evaluates financial performance on a Bank-wide basis. The majority of the Bank’s revenue is from the business of banking, and the Bank’s regions have similar economic characteristics, products, services and customers. Accordingly, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment.

Financial performance is reported to the CODM monthly, and the primary measure of performance is net income, net interest income, non-interest income, and key operating expenses. The allocation of resources throughout the Bank is based on consolidated profitability. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Bank’s consolidated balance sheets and consolidated statements of income. Additionally, the Bank’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, third-party processing and other services, and professional services.

Because we report on a single segment basis, our segment information may not be directly comparable to financial institutions that present multiple reportable segments. Should future organizational changes in our management structure or business model necessitate more detailed segment disclosures, we will revise our segment reporting accordingly. As of the date of these consolidated financial statements, no such changes have occurred, and management continues to evaluate performance on a consolidated entity basis.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2024.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and the Interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.       OTHER INFORMATION.

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Paragraphs (a) and (c) through (g) of Item 401 of Regulation S-K, Item 405 of Regulation S-K and Item 408(b) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding the Company’s executive officers is provided in Part I, Item 1 of this Form 10-K.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics named our Code of Business Conduct and Ethics Policy (“Code of Ethics”) that applies to all of our employees, officers and directors. The Code of Ethics covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code of Ethics. A copy of the Code of Ethics is available on our website at www.servisfirstbank.com. We will disclose any amendments or waivers, including implicit waivers, of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2024 relating to stock options, restricted stock and performance shares granted under our 2009 Amended and Restated Stock Incentive Plan and other options or restricted shares issued outside of such plans, if any:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards (1)	Weighted-average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	256,652	$26.03	2,966,997
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	256,652	$26.03	2,966,997

(1)

Includes 80,450 shares related to stock options, 145,837 shares related to non-vested restricted stock and 30,365 shares related to performance shares (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2)	Excludes restricted shares and performance shares which are exercised for no consideration.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders.

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID NO. 686) located in Tampa, Florida.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).

4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on February 25, 2020).

4.4	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed on August 5, 2024)

4.5	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, filed on August 5, 2024).

10.1#	2009 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2014).

10.2

Note Purchase Agreement, dated November 8, 2017, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2017).

10.3

Note Purchase Agreement, dated October 21, 2020, between ServisFirst Bancshares, Inc. and certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2020).

10.4#

First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.5#

Form of Nonqualified Stock Option Award pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.6#

Form of Restricted Stock Award Agreement pursuant to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed June 17, 2014).

10.7#

Second Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 17, 2018).

10.8#

Third Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.9#	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.10#	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.11#	Endorsement Split-Dollar Agreement with Thomas A. Broughton III dated November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.12#	Endorsement Split-Dollar Agreement with William M. Foshee dated November 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.13#	Endorsement Split-Dollar Agreement with Rodney E. Rushing dated November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.14#	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated February 25, 2021).

10.15#	ServisFirst Bancshares, Inc. Annual Incentive Plan, effective January 1, 2021 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2021)

10.16#	Form of ServisFirst Bancshares, Inc. 2021 Performance Share Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.17#	Form of ServisFirst Bancshares, Inc. 2021 Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.18#

Separation Agreement, Dated October 31, 2024 by among ServisFirst Bancshares, Inc., ServisFirst Bank and Kirk Pressley (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2024).

19.1*^	ServisFirst BancShares, Inc. Insider Trading Compliance Program.

21.1*	List of Subsidiaries.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.0 to the Company's Annual Report on Form 10-K, filed on March 1, 2024).

23.1*	Consent of Forvis Mazars, LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Documents

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
# Denotes management contract or compensatory plan or arrangement
^ Certain exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By:	/s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas A. Broughton, III	Chairman, President, Chief	March 3, 2025
Thomas A. Broughton, III	Executive Officer and Director (Principal Executive Officer)

/s/ Edison K. Woodie, III	Interim Chief Financial Officer	March 3, 2025
Edison K. Woodie, III	(Principal Financial Officer and Principal Accounting Officer)

*	Director	March 3, 2025
Irma L. Tuder

*	Director	March 3, 2025
Betsy B. Holloway

*	Director	March 3, 2025
James J. Filler

*	Director	March 3, 2025
Joseph R. Cashio

*	Director	March 3, 2025
Hatton C. V. Smith

*	Director	March 3, 2025
Christopher J. Mettler

* The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ Edison K. Woodie, III

Edison K. Woodie, III

Attorney-in-Fact

March 3, 2025