Form 10-Q
period 2025-03-31
ServisFirst Bancshares, Inc.
filed 2025-05-06
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 29, 2025
Common stock, $.001 par value	54,612,062

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$121,645	$116,394
Interest-bearing balances due from depository institutions	3,218,753	2,259,195
Federal funds sold	9,322	1,045
Cash and cash equivalents	3,349,720	2,376,634
Available-for-sale debt securities, at fair value	1,203,837	1,161,400
Held-to-maturity debt securities (fair value of $639,455 and $639,496, respectively)	701,713	714,853
Restricted equity securities	12,156	11,300
Mortgage loans held for sale	11,386	9,211
Loans	12,886,831	12,605,836
Less allowance for credit losses	(165,034)	(164,458)
Loans, net	12,721,797	12,441,378
Premises and equipment, net	59,431	59,185
Accrued interest and dividends receivable	70,459	62,794
Deferred tax asset, net	58,924	61,748
Other real estate owned and repossessed assets	756	2,531
Bank owned life insurance contracts	301,924	299,787
Goodwill	13,615	13,615
Other assets	131,048	137,207
Total assets	$18,636,766	$17,351,643
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,647,577	$2,619,687
Interest-bearing	11,781,484	10,923,772
Total deposits	14,429,061	13,543,459
Federal funds purchased	2,358,326	1,993,728
Other borrowings	64,745	64,743
Accrued interest and dividends payable	29,055	28,026
Other liabilities	86,679	104,915
Total liabilities	16,967,866	15,734,871
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,601,217 shares issued and outstanding at March 31, 2025; and 54,569,427 shares issued and outstanding at December 31, 2024	54	54
Additional paid-in capital	235,840	235,781
Retained earnings	1,457,614	1,412,616
Accumulated other comprehensive loss	(25,108)	(32,179)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,668,400	1,616,272
Noncontrolling interest	500	500
Total stockholders' equity	1,668,900	1,616,772
Total liabilities and stockholders' equity	$18,636,766	$17,351,643

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Interest and fees on loans	$196,936	$186,978
Taxable securities	16,023	15,979
Nontaxable securities	6	9
Federal funds sold	20	541
Other interest and dividends	28,111	23,203
Total interest income	241,096	226,710
Interest expense:
Deposits	94,745	104,066
Borrowed funds	22,798	20,149
Total interest expense	117,543	124,215
Net interest income	123,553	102,495
Provision for credit losses	6,630	4,535
Net interest income after provision for credit losses	116,923	97,960
Noninterest income:
Service charges on deposit accounts	2,558	2,150
Mortgage banking	613	678
Credit card income	1,968	2,155
Bank-owned life insurance income	2,137	3,231
Other operating income	1,001	694
Total noninterest income	8,277	8,908
Noninterest expense:
Salaries and employee benefits	22,879	22,986
Equipment and occupancy	3,722	3,557
Third party processing and other services	7,738	7,166
Professional services	1,933	1,464
FDIC and other regulatory assessments	2,854	3,905
Other real estate owned	33	30
Other operating expense	6,948	7,123
Total noninterest expense	46,107	46,231
Income before income taxes	79,093	60,637
Provision for income taxes	15,869	10,611
Net income	63,224	50,026
Dividends on preferred stock	-	-
Net income available to common stockholders	$63,224	$50,026
Basic earnings per common share	$1.16	$0.92
Diluted earnings per common share	$1.16	$0.92

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$63,224	$50,026
Other comprehensive income, net of tax
Unrealized net holding gains arising during period from securities available for sale, net of tax of $2,404 and $2,373 for the three months ended March 31, 2025 and 2024, respectively	7,175	1,138
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(35) and $(37) for the three months ended March 31, 2025 and 2024, respectively	(104)	(135)
Other comprehensive income, net of tax	7,071	1,003
Comprehensive income	$70,295	$51,029

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
						Accumulated
				Additional		Other		Total
	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Loss	Interest	Equity
Balance, January 1, 2024	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-	-	-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580	-	54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends declared, $0.30 per share	-	-	-	-	(16,353)	-	-	(16,353)
Issue restricted shares pursuant to stock incentives, net of forfeitures	39,912	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	6,286	-	-	130	-	-	-	130
2,014 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(133)	-	-	-	(133)
Stock-based compensation expense	-	-	-	958	-	-	-	958
Other comprehensive income, net of tax	-	-	-	-	-	1,003	-	1,003
Net income	-	-	-	-	50,026	-	-	50,026
Balance, March 31, 2024	54,507,778	$-	$54	$233,560	$1,286,245	$(46,592)	$500	$1,473,767

Balance, January 1, 2025	54,569,427	$-	$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends declared, $0.34 per share	-	-	-	-	(18,292)	-	-	(18,292)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	66	-	-	66
Issue restricted shares pursuant to stock incentives, net of forfeitures	22,816	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	8,974	-	-	230	-	-	-	230
3,276 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,035)	-	-	-	(1,035)
Stock-based compensation expense	-	-	-	864	-	-	-	864
Other comprehensive income, net of tax	-	-	-	-	-	7,071	-	7,071
Net income	-	-	-	-	63,224	-	-	63,224
Balance, March 31, 2025	54,601,217	$-	$54	$235,840	$1,457,614	$(25,108)	$500	$1,668,900

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$63,224	$50,026
Adjustments to reconcile net income to net cash provided by operations
Deferred tax expense	455	2,626
Provision for credit losses	6,630	4,535
Depreciation	1,223	1,099
Accretion on acquired loans	51	49
Amortization of investments in tax credit partnerships	2,904	2,837
Net accretion of debt securities	(6)	(197)
Increase in accrued interest and dividends receivable	(7,665)	(2,226)
Stock-based compensation expense	864	958
Increase (decrease) in accrued interest and dividends payable	1,029	(723)
Proceeds from sale of mortgage loans held for sale	39,104	37,635
Originations of mortgage loans held for sale	(40,666)	(39,475)
Gain on sale of mortgage loans held for sale	(613)	(678)
Net gain on sale of other real estate owned and repossessed assets	(318)	(95)
Increase in cash surrender value of life insurance contracts	(2,137)	(3,231)
Net change in other assets, liabilities, and other operating activities	(16,125)	333
Net cash provided by operating activities	47,954	53,473
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(114,929)	(198,269)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	82,077	24,724
Purchases of debt securities held-to-maturity	-	(9,936)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	13,001	124,904
Purchases of restricted equity securities	(856)	(1,074)
Investment in tax credit partnerships and SBIC	1,201	(25)
Net increase in loans	(287,124)	(223,799)
Purchases of premises and equipment	(1,469)	(1,077)
Proceeds from sale of other real estate owned and repossessed assets	2,117	690
Net cash used in investing activities	(305,982)	(283,862)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest-bearing deposits	27,890	(15,462)
Net increase (decrease) in interest-bearing deposits	857,712	(506,601)
Net increase in federal funds purchased	364,598	88,604
Proceeds from exercise of stock options	230	130
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,036)	(133)
Dividends paid on common stock	(18,280)	(16,338)
Net cash provided by (used in) financing activities	1,231,114	(449,800)
Net increase (decrease) in cash and cash equivalents	973,086	(680,189)
Cash and cash equivalents at beginning of period	2,376,634	2,131,088
Cash and cash equivalents at end of period	$3,349,720	$1,450,899
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$116,514	$124,938
Income taxes	3,129	6,977
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$24	$90
Dividends on nonvested restricted stock reclassified as compensation expense	66	-
Dividends declared	18,292	16,353

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations that ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2024.

The Company adopted ASU 2026-02 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, effective January 1, 2024, but recorded the adoption during the second quarter of 2024, including a $2.3 million retained earnings adjustment which was calculated as of the beginning of that year. The Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2024 have been revised to reflect that retained earnings adjustment.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for the three month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,586,274	54,491,019
Net income available to common stockholders	$63,224	$50,026
Basic earnings per common share	$1.16	$0.92

Weighted average common shares outstanding	54,586,274	54,491,019
Dilutive effects of assumed conversions and exercise of stock options and warrants	70,356	104,365
Weighted average common and dilutive potential common shares outstanding	54,656,630	54,595,384
Net income available to common stockholders	$63,224	$50,026
Diluted earnings per common share	$1.16	$0.92

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
March 31, 2025	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities	$674,821	$2,244	$(2)	$677,063
Mortgage-backed securities	232,819	398	(20,068)	213,149
State and municipal securities	10,514	1	(830)	9,685
Corporate debt	321,765	-	(17,825)	303,940
Total	$1,239,919	$2,643	$(38,725)	$1,203,837
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,457	$-	$(15,765)	$233,692
Mortgage-backed securities	444,165	109	(46,105)	398,169
State and municipal securities	8,091	-	(497)	7,594
Total	$701,713	$109	$(62,367)	$639,455

December 31, 2024
Debt Securities Available-for-Sale
U.S. Treasury securities	$617,350	$580	$(444)	$617,486
Mortgage-backed securities	243,435	49	(24,210)	219,274
State and municipal securities	10,516	1	(1,000)	9,517
Corporate debt	335,758	38	(20,673)	315,123
Total	$1,207,059	$668	$(46,327)	$1,161,400
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,403	$-	$(19,632)	$229,771
Mortgage-backed securities	457,365	14	(55,150)	402,229
State and municipal securities	8,085	-	(589)	7,496
Total	$714,853	$14	$(75,371)	$639,496

The amortized cost and fair value of debt securities as of March 31, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2025		December 31, 2024
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$243,991	$244,466	$223,145	$223,477
Due from one to five years	496,438	496,600	478,868	475,985
Due from five to ten years	263,270	246,647	258,611	240,114
Due after ten years	3,401	2,975	3,000	2,550
Mortgage-backed securities	232,819	213,149	243,435	219,274
	$1,239,919	$1,203,837	$1,207,059	$1,161,400

Debt securities held-to-maturity
Due within one year	$250	$250	$250	$250
Due from one to five years	257,298	241,036	256,743	236,586
Due from five to ten years	-	-	495	431
Mortgage-backed securities	444,165	398,169	457,365	402,229
	$701,713	$639,455	$714,853	$639,496

All mortgage-backed securities are with government-sponsored enterprises (“GSEs”) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.58 billion and $1.43 billion as of March 31, 2025 and December 31, 2024, respectively.

The following table identifies, as of March 31, 2025 and December 31, 2024, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2025
Debt Securities available-for-sale
U.S. Treasury securities	$(2)	$29,490	$-	$-	$(2)	$29,490
Mortgage-backed securities	(1)	351	(20,067)	174,934	(20,068)	175,285
State and municipal securities	-	-	(830)	9,240	(830)	9,240
Corporate debt	(413)	19,127	(17,412)	284,812	(17,825)	303,939
Total	$(416)	$48,968	$(38,309)	$468,986	$(38,725)	$517,954
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(15,765)	$233,692	$(15,765)	$233,692
Mortgage-backed securities	(194)	27,978	(45,911)	352,468	(46,105)	380,446
State and municipal securities	-	-	(497)	7,344	(497)	7,344
Total	$(194)	$27,978	$(62,173)	$593,504	$(62,367)	$621,482
December 31, 2024
Debt Securities available-for-sale
U.S. Treasury securities	$(445)	$250,547	$-	$-	$(445)	$250,547
Mortgage-backed securities	$(6)	$577	$(24,204)	$179,178	$(24,210)	$179,755
State and municipal securities	-	-	(1,000)	9,072	(1,000)	9,072
Corporate debt	(1,307)	25,596	(19,366)	284,489	(20,673)	310,085
Total	$(1,758)	$276,720	$(44,570)	$472,739	$(46,328)	$749,459
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(19,632)	$229,771	$(19,632)	$229,771
Mortgage-backed securities	(536)	40,115	(54,614)	356,215	(55,150)	396,330
State and municipal securities	-	-	(589)	7,247	(589)	7,247
Total	$(536)	$40,115	$(74,835)	$593,233	$(75,371)	$633,348

At March 31, 2025 and December 31, 2024, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipal subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2025 and 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at March 31, 2025 and 2024. All debt securities in an unrealized loss position as of March 31, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

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

Non-owner occupied commercial real estate mortgage – Includes loans secured by non-owner occupied properties, including office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential properties. Repayment is primarily dependent on income generated from the underlying collateral.

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(Dollars In Thousands)
Commercial, financial and agricultural	$2,924,533	$2,869,894
Real estate - construction	1,599,410	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,543,819	2,547,143
1-4 family mortgage	1,494,189	1,444,623
Non-owner occupied commercial	4,259,566	4,181,243
Subtotal: Real estate - mortgage	8,297,574	8,173,009
Consumer	65,314	73,627
Total Loans	12,886,831	12,605,836
Less: Allowance for credit losses	(165,034)	(164,458)
Net Loans	$12,721,797	$12,441,378

Commercial, financial and agricultural	22.69%	22.77%
Real estate - construction	12.41%	11.81%
Real estate - mortgage:
Owner-occupied commercial	19.74%	20.21%
1-4 family mortgage	11.59%	11.46%
Non-owner occupied commercial	33.06%	33.17%
Subtotal: Real estate - mortgage	64.39%	64.84%
Consumer	0.51%	0.58%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2025:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$254,177	$396,478	$148,943	$295,638	$240,464	$276,773	$1,160,812	$27,126	$2,800,411
Special Mention	-	1,663	2,425	20,345	2,578	7,747	17,861	577	53,196
Substandard - Accruing	-	225	-	928	345	25,879	5,829	878	34,084
Substandard - Non-accrual	-	-	1,291	2,005	5,052	8,982	19,491	21	36,842
Total Commercial, financial and agricultural	$254,177	$398,366	$152,659	$318,916	$248,439	$319,381	$1,203,993	$28,602	$2,924,533
Current-period gross write-offs	$-	$-	$532	$181	$886	$343	$150	$323	$2,415

Real estate - construction
Pass	$52,440	$457,301	$300,727	$482,750	$131,628	$45,508	$74,795	$-	$1,545,149
Special Mention	-	326	532	28,493	16,478	-	1	-	45,830
Substandard - Accruing	-	-	-	-	-	945	-	-	945
Substandard - Non-accrual	-	-	3,666	3,820	-	-	-	-	7,486
Total Real estate - construction	$52,440	$457,627	$304,925	$515,063	$148,106	$46,453	$74,796	$-	$1,599,410
Current-period gross write-offs	$-	-	-	46	-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$77,324	$361,503	$151,933	$508,482	$452,473	$833,111	$62,169	$5,905	$2,452,900
Special Mention	-	7,917	6,077	1,197	27,427	21,086	6,823	-	70,527
Substandard - Accruing	-	-	416	1,136	-	2,373	-	-	3,925
Substandard - Non-accrual	-	772	-	2,886	6,682	5,847	280	-	16,467
Total Owner-occupied commercial	$77,324	$370,192	$158,426	$513,701	$486,582	$862,417	$69,272	$5,905	$2,543,819
Current-period gross write-offs	$-	$2,790	$-	$-	$-	$-	$-	$-	$2,790

1-4 family mortgage
Pass	$104,306	$275,081	$120,726	$304,519	$182,756	$129,523	$352,805	$5,104	$1,474,820
Special Mention	-	-	-	2,944	1,224	5,703	2,631	806	13,308
Substandard - Accruing	-	-	-	-	-	403	192	-	595
Substandard - Non-accrual	-	-	899	798	1,376	1,658	735	-	5,466
Total 1-4 family mortgage	$104,306	$275,081	$121,625	$308,261	$185,356	$137,287	$356,363	$5,910	$1,494,189
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$31	$-	$31

Non-owner occupied commercial
Pass	$168,611	$475,112	$168,852	$1,407,848	$882,887	$1,005,623	$63,823	$6,928	$4,179,684
Special Mention	-	-	-	12,534	54,554	2,714	-	651	70,453
Substandard - Accruing	-	-	-	-	-	2,638	-	-	2,638
Substandard - Non-accrual	-	-	-	4,198	2,593	-	-	-	6,791
Total Non-owner occupied commercial	$168,611	$475,112	$168,852	$1,424,580	$940,034	$1,010,975	$63,823	$7,579	$4,259,566
Current-period gross write-offs	$-	-	-	750	-	$-	$-	$-	$750

Consumer
Pass	$19,726	$6,698	$2,402	$2,237	$1,182	$3,218	$29,110	$-	$64,573
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard - Non-accrual	-	-	-	-	-	741	-	-	741
Total Consumer	$19,726	$6,698	$2,402	$2,237	$1,182	$3,959	$29,110	$-	$65,314
Current-period gross write-offs	$-	-	-	-	-	$60	$-	$-	$60

Total Loans
Pass	$676,584	$1,972,173	$893,583	$3,001,474	$1,891,390	$2,293,756	$1,743,514	$45,063	$12,517,537
Special Mention	-	9,906	9,034	65,513	102,261	37,250	27,316	2,034	253,314
Substandard - Accruing	-	225	416	2,064	345	32,238	6,021	878	42,187
Substandard - Non-accrual	-	772	5,856	13,707	15,703	17,228	20,506	21	73,793
Total Loans	$676,584	$1,983,076	$908,889	$3,082,758	$2,009,699	$2,380,472	$1,797,357	$47,996	$12,886,831
Current-period gross write-offs	$-	$2,790	$532	$977	$886	$403	$181	$323	$6,092

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2024 were as follows:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$529,002	$171,139	$331,476	$273,304	$120,088	$195,011	$1,121,196	$248	$2,741,464
Special Mention	1,767	666	12,260	2,442	3,254	10,001	21,647	-	52,037
Substandard - Accruing	1,064	-	987	349	364	25,620	22,317	-	50,701
Substandard -Non-accrual	-	1,177	2,049	8,201	271	8,513	5,481	-	25,692
Total Commercial, financial and agricultural	$531,833	$172,982	$346,772	$284,296	$123,977	$239,145	$1,170,641	$248	$2,869,894
Current-period gross write-offs	$36	$1,002	$-	$52	$675	$4,327	$2,851	$3,172	$12,115

Real estate - construction
Pass	$367,275	$292,379	$506,542	$150,307	$32,330	$16,083	$72,793	$-	$1,437,710
Special Mention	259	3,100	28,224	16,477	-	-	-	-	48,060
Substandard - Accruing	-	590	2,000	-	-	946	-	-	3,536
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Real estate - construction	$367,534	$296,069	$536,766	$166,784	$32,330	$17,029	$72,793	$-	$1,489,306
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Owner-occupied commercial
Pass	$377,351	$168,561	$503,351	$467,790	$276,795	$594,794	$65,269	$802	$2,454,713
Special Mention	10,148	6,410	1,373	22,087	5,441	16,912	4,961	-	67,332
Substandard - Accruing	3,562	417	1,147	6,681	2,169	2,378	-	-	16,354
Substandard -Non-accrual	-	-	2,886	-	79	5,779	-	-	8,744
Total Owner-occupied commercial	$391,061	$175,388	$508,757	$496,558	$284,484	$619,863	$70,230	$802	$2,547,143
Current-period gross write-offs	$-	$-	$-	$100	$-	$137	$-	$-	$237

1-4 family mortgage
Pass	$294,602	$126,953	$319,472	$188,104	$65,673	$78,629	$351,240	$-	$1,424,673
Special Mention	-	469	2,523	2,943	1,124	6,628	2,428	-	16,115
Substandard - Accruing	-	-	-	-	-	403	381	-	784
Substandard -Non-accrual	-	265	646	855	405	380	500	-	3,051
Total 1-4 family mortgage	$294,602	$127,687	$322,641	$191,902	$67,202	$86,040	$354,549	$-	$1,444,623
Current-period gross write-offs	$-	$28	$61	$62	$-	$129	$481	$-	$761

Non-owner occupied commercial
Pass	$479,275	$174,415	$1,449,886	$888,829	$367,100	$670,317	$70,161	$246	$4,100,229
Special Mention	-	$-	$8,304	$53,926	$-	$3,376	$-	$-	65,606
Substandard - Accruing	-	-	4,584	-	-	9,565	-	-	14,149
Substandard -Non-accrual	-	-	384	875	-	-	-	-	1,259
Total Non-owner occupied commercial	$479,275	$174,415	$1,463,158	$943,630	$367,100	$683,258	$70,161	$246	$4,181,243
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$33,004	$2,941	$2,462	$1,346	$1,234	$2,505	$29,335	$-	$72,827
Special Mention	-	-	-	-	-	-	45	-	45
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	755	-	-	755
Total Consumer	$33,004	$2,941	$2,462	$1,346	$1,234	$3,260	$29,380	$-	$73,627
Current-period gross write-offs	$19	$8	$-	$-	$-	$75	$469	$-	$571

Total Loans
Pass	$2,080,509	$936,388	$3,113,189	$1,969,680	$863,220	$1,557,340	$1,709,994	$1,296	$12,231,616
Special Mention	12,174	10,645	52,684	97,875	9,819	36,917	29,081	-	249,195
Substandard - Accruing	4,626	1,007	8,718	7,030	2,533	38,912	22,698	-	85,524
Substandard -Non-accrual	-	1,442	5,965	9,931	755	15,427	5,981	-	39,501
Total Loans	$2,097,309	$949,482	$3,180,556	$2,084,516	$876,327	$1,648,596	$1,767,754	$1,296	$12,605,836
Current-period gross write-offs	$55	$1,038	$61	$214	$675	$4,668	$3,801	$3,172	$13,684

Loans by performance status as of March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,887,647	$36,886	$2,924,533
Real estate - construction	1,591,924	7,486	1,599,410
Real estate - mortgage:
Owner-occupied commercial	2,527,352	16,467	2,543,819
1-4 family mortgage	1,488,723	5,466	1,494,189
Non-owner occupied commercial	4,252,774	6,792	4,259,566
Total real estate - mortgage	8,268,849	28,725	8,297,574
Consumer	64,507	807	65,314
Total	$12,812,927	$73,904	$12,886,831

December 31, 2024	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,844,164	$25,730	$2,869,894
Real estate - construction	1,488,645	661	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,538,399	8,744	2,547,143
1-4 family mortgage	1,439,332	5,291	1,444,623
Non-owner occupied commercial	4,179,984	1,259	4,181,243
Total real estate - mortgage	8,157,715	15,294	8,173,009
Consumer	72,846	781	73,627
Total	$12,563,370	$42,466	$12,605,836

Loans by past due status as of March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$5,190	$5,642	$45	$10,877	$36,841	$2,876,815	$2,924,533	$32,741
Real estate - construction	28,493	16,430	-	44,923	7,486	1,547,001	1,599,410	7,486
Real estate - mortgage:
Owner-occupied commercial	-	1,231	-	1,231	16,467	2,526,121	2,543,819	14,145
1-4 family mortgage	2,697	157	-	2,854	5,466	1,485,869	1,494,189	1,818
Non-owner occupied commercial	13,322	47,904	-	61,226	6,792	4,191,548	4,259,566	5,498
Total real estate - mortgage	16,019	49,292	-	65,311	28,725	8,203,538	8,297,574	21,461
Consumer	102	15	66	183	741	64,390	65,314	-
Total	$49,804	$71,379	$111	$121,294	$73,793	$12,691,744	$12,886,831	$61,688

December 31, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)
Commercial, financial and agricultural	$9,218	$8,469	$38	$17,725	$25,692	$2,826,477	2,869,894	$22,266
Real estate - construction	6,046	15,898	661	22,605	-	1,466,701	1,489,306	-
Real estate - mortgage:
Owner-occupied commercial	9,494	2,478	-	11,972	8,744	2,526,427	2,547,143	8,644
1-4 family mortgage	1,157	3,111	2,240	6,508	3,051	1,435,064	1,444,623	2,787
Non-owner occupied commercial	4,432	-	-	4,432	1,259	4,175,552	4,181,243	729
Total real estate - mortgage	15,083	5,589	2,240	22,912	13,054	8,137,043	8,173,009	12,160
Consumer	83	34	26	143	755	72,729	73,627	-
Total	$30,430	$29,990	$2,965	$63,385	$39,501	$12,502,950	12,605,836	$34,426

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At March 31, 2025 and December 31, 2024, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects national unemployment to rise and national GDP growth rate to decline compared to the December 31, 2024 forecast.

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

The following table presents changes in the ACL, segregated by loan type, for the three months ended March 31, 2025 and March 31, 2024.

	Commercial,		Owner-		Non-owner
	financial and	Real estate -	occupied	1-4 family	occupied
	agricultural	construction	commercial	mortgage	commercial	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2025
Allowance for credit losses on Loans:
Balance at January 1, 2025	$55,330	$38,597	$22,302	$14,096	$31,328	2,805	$164,458
Charge-offs	(2,415)	(46)	(2,790)	(31)	(750)	(60)	(6,092)
Recoveries	171	-	-	-	-	27	198
Provision for credit losses on loans	(568)	3,258	1,818	1,181	1,275	(494)	6,470
Balance at March 31, 2025	$52,518	$41,809	$21,330	$15,246	$31,853	2,278	$165,034

	Three Months Ended March 31, 2024
Allowance for credit losses:
Balance at January 1, 2024	$52,121	$44,658	$17,702	$12,029	$25,395	$1,412	$153,317
Charge-offs	(1,842)	-	-	(67)	-	(98)	(2,007)
Recoveries	199	-	6	-	-	9	214
Provision for credit losses on loans	544	1,031	683	1,032	860	218	4,368
Balance at March 31, 2024	$51,022	$45,689	$18,391	$12,994	$26,255	$1,541	$155,892

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The ACL on unfunded commitments was $768,000 at March 31, 2025 and $608,000 at December 31, 2024. The provision expense for unfunded commitments for the three months ended March 31, 2025 and 2024 was $160,000 and $167,000, respectively.

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

		Accounts				ACL
March 31, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$30,859	$1,656	$6,642	$38,199	$77,356	$15,127
Real estate - construction	7,944	-	-	1,686	9,630	741
Real estate - mortgage:
Owner-occupied commercial	12,443	-	-	70	12,513	1,723
1-4 family mortgage	5,166	-	202	802	6,170	1,581
Non-owner occupied commercial	4,435	-	730	937	6,102	1,323
Total real estate - mortgage	22,044	-	932	1,809	24,785	4,627
Consumer	-	-	-	-	-	-
Total	$60,847	$1,656	$7,574	$41,694	$111,771	$20,495

		Accounts				ACL
December 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,901	$1,721	$7,449	$42,684	$70,755	$17,615
Real estate - construction	2,590	-	-	946	3,536	-
Real estate - mortgage:
Owner-occupied commercial	24,935	-	-	78	25,013	2,890
1-4 family mortgage	3,719	-	109	-	3,828	287
Non-owner occupied commercial	14,533	-	-	875	15,408	2,081
Total real estate - mortgage	43,187	-	109	953	44,249	5,258
Consumer	-	-	-	755	755	755
Total	$64,678	$1,721	$7,558	$45,338	$119,295	$23,628

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025

	Term	Payment		Percentage of
	Extensions	Deferral	Total	Total Loans
		(In Thousands)

Commercial, financial and agricultural	$-	$-	$-	-%
Real estate - construction	-	-	-	-%
Owner-occupied commercial	-	11,114	11,114	0.09%
1-4 family mortgage	-	-	-	-%
Non-owner occupied commercial	-	-	-	-%
Total	$-	$11,114	$11,114	0.09%

	Three Months Ended March 31, 2024

	Term	Payment		Percentage of
	Extensions	Deferral	Total	Total Loans
		(In Thousands)

Commercial, financial and agricultural	$5,568	$-	$5,568	0.05%
Real estate - construction	973	-	973	0.01%
Owner-occupied commercial	1,501	-	1,501	0.01%
1-4 family mortgage	424	-	424	-%
Non-owner occupied commercial	9,913	-	9,913	0.08%
Total	$18,379	$-	$18,379	0.15%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	-	$-
Real estate - construction	-	-
Owner-occupied commercial	3	132
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

	Three Months Ended March 31, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	1 to 6	$-
Real estate - construction	12	-
Owner-occupied commercial	12	-
1-4 family mortgage	12	-
Non-owner occupied commercial	12	-

No loans modified on or after March 31, 2024 were past due greater than 30 days or on non-accrual as of March 31, 2025.

As of March 31, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2025 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. Beginning in the second quarter of 2024, the policy surrounding the definition of borrowers experiencing financial difficulty was refined.

NOTE 6 – LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 15 years. At March 31, 2025, the Company had lease right-of-use assets and lease liabilities totaling $24.8 million and $25.8 million, respectively, compared to $26.1 million and $27.1 million, respectively at December 31, 2024, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

March 31, 2025
(In Thousands)
2025 (remaining)	$4,197
2026	4,808
2027	4,206
2028	3,362
2029	2,795
thereafter	10,963
Total lease payments	30,331
Less: imputed interest	(4,491)
Present value of operating lease liabilities	$25,840

As of March 31, 2025, the weighted average remaining term of operating leases was 7.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.81%.

Operating cash flows related to leases were $1.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Lease costs during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,491	$1,393
Variable lease cost	226	216
Sublease income	(4)	(5)
Net lease cost	$1,713	$1,604

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

At March 31, 2025, the Company had a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $864,000 and $958,000 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company estimates the fair value of each stock option award using a Black-Scholes-Merton valuation model, which incorporates the assumptions noted in the following table. Expected volatilities are based on the Company’s trading price history. The expected term for options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no grants of stock options during first quarters of 2025 and 2024.

The following table summarizes stock option activity during the three months ended March 31, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2025:
Outstanding January 1, 2025	80,450	$26.03	1.9	$4,723
Exercised	(12,250)	15.76	-	819
Outstanding March 31, 2025	68,200	$27.88	2.0	$3,732

Exercisable March 31, 2025	68,200	$27.88	2.0	$3,732

Three Months Ended March 31, 2024:
Outstanding January 1, 2024	165,800	$24.35	2.9	$7,211
Exercised	(8,300)	15.74	0.9	420
Outstanding March 31, 2024	157,500	$24.80	2.7	$6,744

Exercisable March 31, 2024	140,000	$22.63	2.1	$6,122

As of March 31, 2025, there were no unvested stock options.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2025, there was $5.9 million of total unrecognized compensation cost related to unvested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.5 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years, beginning on January 1st of the year of the grant. The fair value of performance shares are determined using a Monte Carlo simulation model on the grant date. As of March 31, 2025, there was $1.2 million of total unrecognized compensation cost related to unvested performance shares. As of March 31, 2025, unvested performance shares had a weighted average remaining time to vest of 1.6 years.

	Restricted Stock		Performance Shares

		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Three Months Ended March 31, 2025:
Unvested at January 1, 2025	145,837	$66.35	30,065	$70.45
Granted	20,104	90.49	6,316	84.64
Additional performance share attainment	-	-	290	89.68
Vested	(25,229)	59.42	(5,813)	75.28
Forfeited	(1,266)	79.02	-	-
Unvested at March 31, 2025	139,446	$70.97	30,858	$72.63

Three Months Ended March 31, 2024:
Unvested at January 1, 2024	158,298	$58.08	31,944	$58.25
Granted	21,835	67.12	8,894	67.90
Additional performance share attainment	-	-	6,216	68.18
Vested	(25,107)	48.19	(18,653)	37.05
Forfeited	(576)	71.43	-	-
Unvested at March 31, 2024	154,450	$60.92	28,401	$77.37

NOTE 8 - DEPOSITS

Deposits at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
	(In Thousands)
Noninterest-bearing demand	$2,647,577	$2,619,687
Interest-bearing checking	10,317,159	9,511,161
Savings	102,593	102,088
Time deposits, $250,000 and under	371,693	367,216
Time deposits, over $250,000	990,039	943,307
	$14,429,061	$13,543,459

The scheduled maturities of time deposits at March 31, 2025 were as follows:

(In Thousands)
2025	$1,155,018
2026	170,495
2027	24,020
2028	2,879
2029	8,837
Thereafter	483
Total	$1,361,732

NOTE 9 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2025 and December 31, 2024 were not material.

NOTE 10 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. This ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted the standard as of January 1, 2025, using the retrospective method of adoption, and will evaluate the level of disclosure in the rate reconciliation, as well as determining if a quantitative threshold is established requiring additional information of the reconciling items in our annual report of the December 31, 2025 consolidated financial statements.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

NOTE 12 - FAIR VALUE MEASUREMENT

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2025 was 0% to 70% and 26.4%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 0% to 75% and 25.5% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $2.4 million during the three months ended March 31, 2025, and $1.1 million during the three months ended March 31, 2024.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of March 31, 2025 was 20% to 47% and 25%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 19% to 47% and 22.7%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net gain on the sale and write-downs of OREO of $318,000 during the three months ended March 31, 2025, compared to net gain of $95,000 during the three months ended March 31, 2024. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with an aggregate balance of $201,400 foreclosed and classified as OREO as of March 31, 2025 and compared to three residential real estate loan foreclosures for $450,000 as of December 31, 2024.

Two residential real estate loans for $158,762 were in the process of foreclosure as of March 31, 2025. There was one residential real estate loan for $82,000 that was in the process of being foreclosed as of December 31, 2024.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. There were no liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$677,063	$-	$-	$677,063
Mortgage-backed securities	-	213,149	-	213,149
State and municipal securities	-	9,685	-	9,685
Corporate debt	-	303,940	-	303,940
Total available-for-sale debt securities	677,063	526,774	-	1,203,837
Total assets at fair value	$677,063	$526,774	$-	$1,203,837

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$617,486	$-	$-	$617,486
Mortgage-backed securities	-	219,274	-	219,274
State and municipal securities	-	9,517	-	9,517
Corporate debt	-	315,123	-	315,123
Total available-for-sale debt securities	617,486	543,914	-	1,161,400
Total assets at fair value	$617,486	$543,914	$-	$1,161,400

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024. There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$91,276	$91,276
Other real estate owned and repossessed assets	-	-	756	756
Total assets at fair value	$-	$-	$92,032	$92,032

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$95,667	$95,667
Other real estate owned and repossessed assets	-	-	2,531	2,531
Total assets at fair value	$-	$-	$98,198	$98,198

There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2025, there were no transfers out of Level 3 into Level 2.

The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2025 and March 31, 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the period ended March 31,
	2025	2024
	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$-	$6,860
Transfers into Level 3	-	-
Total realized gains included in income	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	(1,329)
Purchases	-	-
Transfers out of Level 3	-	(5,531)
Fair value, end of period	$-	$-

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$3,340,398	$3,340,398	$3,340,398	$-	$-
Held to maturity U.S. Treasury securities	249,457	233,692	233,692	-	-
Federal funds sold	9,322	9,322	-	9,322	-
Held to maturity debt securities	452,006	405,513	-	405,513	-
Mortgage loans held for sale	11,386	11,386	-	11,386	-
Restricted equity securities	12,156	12,156	-	12,156	-
Held to maturity debt securities	250	250	-	-	250
Loans, net	12,721,797	12,415,164	-	-	12,415,164
Financial Liabilities:
Deposits	$14,429,061	$14,427,026	$-	$14,427,026	$-
Federal funds purchased	2,358,326	2,358,326	-	2,358,326	-
Other borrowings	64,745	59,398	-	59,398	-

December 31, 2024	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,375,589	$2,375,589	$2,375,589	$-	$-
Held to maturity U.S. Treasury securities	249,403	229,771	229,771	-	-
Federal funds sold	1,045	1,045	-	1,045	-
Held to maturity debt securities	465,200	409,475	-	409,475	-
Mortgage loans held for sale	9,211	9,211	-	9,211	-
Restricted equity securities	11,300	11,300	-	11,300	-
Held to maturity debt securities	250	250	-	-	250
Loans, net	12,441,378	12,013,721	-	-	12,013,721
Financial Liabilities:
Deposits	$13,543,459	$13,540,438	$-	$13,540,438	$-
Federal funds purchased	1,993,728	1,993,728	-	1,993,728	-
Other borrowings	64,743	59,130	-	59,130	-

NOTE 13 - SEGMENT REPORTING

The Bank’s revenue is primarily derived from the business of banking. The Bank’s financial performance is monitored on consolidated basis by senior management, which is considered to be the Bank’s CODM. Senior Management includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; Executive Vice President, Chief Operating Officer. Financial performance is reported to the CODM monthly, and the primary measure of performance is net income, net interest income, non-interest income, and key operating expenses. The allocation of resources throughout the Bank is based on consolidated profitability and efficiency metrics. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Bank’s consolidated balance sheets and consolidated statements of income. Additionally, the Bank’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, third-party processing and other services, and professional services.

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

Because we report on a single segment basis, our financial statements may not be directly comparable to financial institutions that present multiple reportable segments. Should future organizational changes in our management structure or business model necessitate more detailed segment disclosures, we will revise our segment reporting accordingly. As of the date of these consolidated financial statements, no such changes have occurred, and management continues to evaluate performance on a consolidated entity basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2025 and December 31, 2024 and consolidated statements of income for the three months ended March 31, 2025 and March 31, 2024.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the impact of tariffs and trade wars on general economic conditions, the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and nonbank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

First quarter highlights

●	Diluted earnings per common share of $1.16 for the first quarter, up 26.1% from the first quarter of 2024.
●	Deposits grew by $886 million, or 26% annualized, during the quarter.
●	Loans grew by $281 million, or 9% annualized, during the quarter.
●	Book value per share of $30.57, up 12.9% from the first quarter of 2024 and 12.9% annualized, from the fourth quarter of 2024.
●	Liquidity remains very strong with $3.3 billion in cash on hand, 18% of our total assets, and no FHLB advances or brokered deposits.
●	Consolidated common equity tier 1 capital to risk-weighted assets increased from 11.07% to 11.48% year-over-year.
●	Return on average common stockholder’s equity increased from 13.82% to 15.63% year-over-year.

Overview

As of March 31, 2025, we had consolidated total assets of $18.64 billion, an increase of $1.29 billion, or 7.4%, from $17.35 billion at December 31, 2024. Total loans were $12.89 billion, an increase of $281.0 million, or 2.2%, from $12.61 billion at December 31, 2024. Total deposits were $14.43 billion, an increase of $885.6 million, or 6.5%, from $13.54 billion at December 31, 2024.

Net income and net income available to common stockholders of $63.2 million for the quarter ended March 31, 2025, compared to net income and net income available to common stockholders of $50.0 million for the first quarter of 2024. Basic and diluted earnings per common share were both $1.16 for the three months ended March 31, 2025 compared to $0.92 for both in the corresponding period in 2024. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025	2024
Return on average assets	1.45%	1.26%
Return on average stockholders' equity	15.63%	13.82%
Dividend payout ratio	29.39%	32.74%
Net interest margin (1)	2.92%	2.66%
Efficiency ratio (2)	34.97%	43.30%
Average stockholders' equity to average total assets	9.27%	9.12%

(1) Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2) Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At March 31, 2025, we had $9.3 million in federal funds sold, compared to $1.0 million at December 31, 2024. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2025, we had $3.20 billion in balances at the Federal Reserve, compared to $2.25 billion at December 31, 2024.

Investment Securities

Debt securities available-for-sale totaled $1.20 billion at March 31, 2025 and $1.16 billion at December 31, 2024. Debt securities held to maturity totaled $701.7 million at March 31, 2025 and $714.9 million at December 31, 2024. We had paydowns of $23.3 million on mortgage-backed securities, calls of $19.6 million on corporate debt, and maturities of $52.4 million on U.S. Treasury securities, mortgage-backed securities, State and municipal securities, and corporate debt during the three months ended March 31, 2025. We purchased $5.5 million in corporate debt, and $109.4 million in U.S. Treasury securities during the first three months of 2025. For a tabular presentation of debt securities available for sale and held to maturity at March 31, 2025 and December 31, 2024, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of March 31, 2025 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of March 31, 2025, we had $303.9 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of March 31, 2025.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.58 billion and $1.43 billion as of March 31, 2025 and December 31, 2024, respectively.

Loans

We had total loans of $12.89 billion at March 31, 2025, an increase of $281.0 million, or 2.2% from $12.61 billion at December 31, 2024. Real estate – mortgage loans increased $124.6 million and Real estate – construction loans increased $110.1 million during the quarter, making up 44% and 39% respectively of total loan growth. Our loan pipeline has expanded and indicates that loan demand is improving in our market areas.

The following table details our loan portfolio and the percentage composition by type at March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(Dollars in Thousands)
Commercial, financial and agricultural	$2,924,533	$2,834,102
Real estate - construction	1,599,410	1,546,716
Real estate - mortgage:
Owner-occupied commercial	2,543,819	2,377,042
1-4 family mortgage	1,494,189	1,284,888
Non-owner occupied commercial	4,259,566	3,777,758
Total real estate - mortgage	8,297,574	7,439,688
Consumer	65,314	60,190
Total Loans	12,886,831	11,880,696
Less: Allowance for credit losses	(165,034)	(164,458)
Net Loans	$12,721,797	$11,716,238

Commercial, financial and agricultural	22.69%	23.85%
Real estate - construction	12.41	13.02
Real estate - mortgage:
Owner-occupied commercial	19.74	20.01
1-4 family mortgage	11.60	10.81
Non-owner occupied commercial	33.05	31.80
Total real estate - mortgage	64.39	62.62
Consumer	0.51	0.51
Total Loans	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at March 31, 2025 as segregated by industry concentrations based on North American Industry Classification System:

	2025
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$531,658	7.8%
Other Services (except Public Administration)	335,840	4.9
Health Care and Social Assistance	282,198	4.1
Accommodation and Food Services	197,363	2.9
Manufacturing	182,603	2.7
Professional, Scientific, and Technical Services	170,172	2.5
Real Estate and Rental and Leasing	156,869	2.3
Wholesale Trade	135,804	2.0
All Other Owner Occupied Real Estate	551,312	8.1
Total Owner Occupied Real Estate	$2,543,819	37.4%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,252,162	18.4%
Shopping or Retail Center	603,342	8.9
Hotel or Motel	638,279	9.4
Office Building	438,453	6.4
Nursing Home or Assisted Living Facility	341,628	5.0
Office Warehouse	216,268	3.2
Warehouse	97,399	1.4
Self-Storage Facility	130,696	1.9
Gas Station or Convenience Store	104,822	1.5
Restaurant	66,735	1.0
All Other Income Property	369,782	5.4
Total Non-Owner Occupied Real Estate	$4,259,566	62.6%
Total Commercial Real Estate	$6,803,385	100.0%

The table below summarizes the Company’s commercial real estate portfolio at March 31, 2025 as segregated by geographic region in which the property is located:

	2025
	Balance	Percent of Total
	(Dollars in Thousands)
State:
Alabama	$2,132,941	31.4%
Florida	1,796,570	26.4
Georgia	798,924	11.7
North Carolina	195,896	2.9
South Carolina	340,420	5.0
Tennessee	621,747	9.1
Virginia	82,488	1.2
Other	834,399	12.3
Total commercial real estate loans	$6,803,385	100.0%

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

Loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and expected credit losses are estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and certain modified loans. The allowance for credit losses on these individually evaluated loans is calculated using methods such as the estimated fair value of underlying collateral, observable market prices of comparable debt, or the present value of expected future cash flows.

	As of and for the Three Months Ended
	March 31,
	2025	2024
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$12,886,831	$11,880,696
Average loans outstanding, net of unearned income	$12,708,121	$11,740,996
Allowance for credit losses at beginning of period	164,458	153,317
Charge-offs:
Commercial, financial and agricultural loans	2,415	1,842
Real estate - construction	46	-
Real estate - mortgage	3,571	67
Consumer loans	60	98
Total charge-offs	6,092	2,007
Recoveries:
Commercial, financial and agricultural loans	171	199
Real estate - construction	-	-
Real estate - mortgage	-	6
Consumer loans	27	9
Total recoveries	198	214
Net charge-offs	5,894	1,793
Provision for credit losses on loans	6,470	4,368
Allowance for credit losses on loans at period end	$165,034	$155,892
Allowance for credit losses on loans to period end loans	1.28%	1.31%
Net charge-offs to average loans	0.19%	0.06%

		Percentage
		of loans in
		each
		category to
March 31, 2025	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$52,518	22.69%
Real estate - construction	41,809	12.41%
Owner-occupied commercial	21,330	19.74%
1-4 family mortgage	15,246	11.59%
Non-owner occupied commercial	31,853	33.06%
Consumer	2,278	0.51%
Total	$165,034	100.00%

		Percentage
		of loans in
		each
		category to
December 31, 2024	Amount	total loans
	(In Thousands)
Commercial, financial and agricultural	$55,330	22.77%
Real estate - construction	38,597	11.81%
Owner-occupied commercial	22,302	20.21%
1-4 family mortgage	14,096	11.46%
Non-owner occupied commercial	31,328	33.17%
Consumer	2,805	0.58%
Total	$164,458	100.00%

Nonperforming Assets

Total nonperforming loans at March 31, 2025, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $31.4 million, or 74.0%, to $73.9 million from $42.5 million at December 31, 2024. Of this total, nonaccrual loans of $73.8 million at March 31, 2025 represented a net increase of $34.3 million from nonaccrual loans at December 31, 2024. The majority of the year-over-year increase in non-performing assets is attributable to two relationships, both of which are secured by real estate. Excluding credit card accounts, there were no loans 90 or more days past due and still accruing at March 31, 2025, compared to seven loans totaling $2.2 million at December 31, 2024. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024 were $11.1 million and $18.4 million, respectively.

OREO and repossessed assets at March 31, 2025 were $756,000, a decrease of $1.8 million, or 70.1%, from $2.5 million at December 31, 2024. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$2,531	$995
Transfers from loans and capitalized expenses	24	90
Proceeds from sales	(2,117)	(690)
Write-downs / net gain (loss) on sales	318	95
Balance at end of period	$756	$490

The following table summarizes our nonperforming assets at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$36,841	59	$25,692	54
Real estate - construction	7,486	5	-	-
Real estate - mortgage:
Owner-occupied commercial	16,467	19	8,744	14
1-4 family mortgage	5,466	33	3,051	24
Non-owner occupied commercial	6,792	4	1,259	2
Total real estate - mortgage	28,725	56	13,054	40
Consumer	741	1	755	1
Total Nonaccrual loans:	$73,793	121	$39,501	95

90+ days past due and accruing:
Commercial, financial and agricultural	$45	-	$38	4
Real estate - construction	-	-	661	2
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	-	-	2,240	7
Non-owner occupied commercial	-	-	-	-
Total real estate - mortgage	-	-	2,240	7
Consumer	66	24	26	21
Total 90+ days past due and accruing:	$111	24	$2,965	34

Total Nonperforming Loans:	$73,904	145	$42,466	129

Plus: Other real estate owned and repossessions	756	6	2,531	8
Total Nonperforming Assets	$74,660	151	$44,997	137

Ratios:
Nonperforming loans to total loans	0.57%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.58%		0.36%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.58%		0.36%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Our total deposits at March 31, 2025 were $14.43 billion, an increase of $885.6 million, or 6.5%, from $13.54 billion at December 31, 2024. The increase in total deposits is primarily due to organic growth across nine of our eleven markets, with most of that increase attributable to money market products.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Noninterest-bearing demand	$2,647,577	18.35%	$2,619,687	19.34%
Interest-bearing demand	2,472,854	17.14%	2,753,210	20.33%
Money market	7,844,305	54.36%	6,757,951	49.90%
Savings	102,593	0.71%	102,088	0.75%
Time deposits, $250,000 and under	371,693	2.58%	367,216	2.71%
Time deposits, over $250,000	990,039	6.86%	943,307	6.97%
	$14,429,061	100.00%	$13,543,459	100.00%

At March 31, 2025, and December 31, 2024, we estimate that we had approximately $9.81 billion and $9.03 billion, respectively, in uninsured deposits. The uninsured deposit data for 2025 and 2024 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table presents the portion of our time deposits in excess of insurance limit as of March 31, 2025.

Portion of Time Deposits in Excess of Insurance Limit
March 31, 2025
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)

3 months or less	$166,494
Over 3 months through 6 months	110,553
Over 6 months through 12 months	72,247
Over 12 months	48,796
Total	$398,090

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $2.36 billion and $1.99 billion at March 31, 2025 and December 31, 2024, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 4.51% for the quarter ended March 31, 2025. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to a run-off in deposits, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2025, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $3.68 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $3.08 billion and $2.20 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.66 billion in available funding for brokered deposits. Additionally, the Bank had approximately $312.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $17.71 billion and $15.96 billion for the quarters ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025	2024
Sources of Funds:
Deposits:
Non-interest-bearing	14.7%	15.9%
Interest-bearing	63.6	64.8
Federal funds purchased	11.2	8.9
Long term debt and other borrowings	0.4	0.4
Other liabilities	0.7	0.6
Equity capital	9.4	9.4
Total sources	100.0%	100.0%

Uses of Funds:
Loans	71.9%	73.7%
Securities	10.9	12.6
Interest-bearing balances with banks	14.3	10.6
Federal funds sold	-	0.2
Other assets	2.9	2.9
Total uses	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at March 31, 2025 was $1.67 billion, or 8.95% of total assets. At December 31, 2024, total stockholders’ equity attributable to us was $1.62 billion, or 9.32% of total assets.

As of March 31, 2025, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below, and not be subject to any written agreement, order, or directive from the FDIC requiring us to maintain a specific capital level for any capital measure. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2025.

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

The following table sets forth (i) the capital ratios required by Basel III and prompt corrective action and (ii) our actual ratios, as of March 31, 2025, December 31, 2024 and March 31, 2024:

	Actual		For Basel III Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,679,893	11.48%	$658,657	4.50%	N/A	N/A
ServisFirst Bank	1,738,783	11.88%	658,615	4.50%	$951,333	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,680,393	11.48%	878,209	6.00%	N/A	N/A
ServisFirst Bank	1,739,283	11.88%	878,153	6.00%	1,170,871	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,892,940	12.93%	1,170,946	8.00%	N/A	N/A
ServisFirst Bank	1,905,084	13.02%	1,170,871	8.00%	1,463,589	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,680,393	9.48%	709,039	4.00%	N/A	N/A
ServisFirst Bank	1,739,283	9.81%	709,027	4.00%	886,283	5.00%

As of December 31, 2024:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,634,837	11.42%	$644,441	4.50%	N/A	N/A
ServisFirst Bank	1,694,412	11.83%	644,402	4.50%	$930,803	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,635,337	11.42%	859,255	6.00%	N/A	N/A
ServisFirst Bank	1,694,912	11.84%	859,203	6.00%	1,145,604	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,847,146	12.90%	1,145,673	8.00%	N/A	N/A
ServisFirst Bank	1,859,978	12.99%	1,145,604	8.00%	1,432,005	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,635,337	9.59%	682,238	4.00%	N/A	N/A
ServisFirst Bank	1,694,912	9.94%	682,223	4.00%	852,779	5.00%

As of March 31, 2024:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,508,513	11.07%	$613,067	4.50%	N/A	N/A
ServisFirst Bank	1,566,428	11.50%	613,026	4.50%	$885,481	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,509,013	11.08%	817,422	6.00%	N/A	N/A
ServisFirst Bank	1,566,928	11.50%	817,368	6.00%	1,089,823	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,718,384	12.61%	1,089,896	8.00%	N/A	N/A
ServisFirst Bank	1,723,562	12.65%	1,089,823	8.00%	1,362,279	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,509,013	9.44%	639,651	4.00%	N/A	N/A
ServisFirst Bank	1,566,928	9.80%	639,621	4.00%	799,527	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2025 are as follows:

March 31, 2025
(In Thousands)
Commitments to extend credit	$3,408,210
Credit card arrangements	380,530
Standby letters of credit	120,116
$3,908,856

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

	Balance Sheet Location	March 31, 2025	December 31, 2024
		(In Thousands)
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$77,198	$75,705
Amount of future funding commitments including in carrying amount	Other liabilities	30,304	39,502
Lending exposures	Loans	60,089	77,579
SBIC and certain other equity method investments:
Carrying amount	Other assets	5,822	4,642
Amount of future funding commitments not included in carrying amount	N/A	13,628	12,308

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

		March 31,
	Income Statement Location	2025	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$3,341	$812
Amortization Expense	Income tax expense	2,564	633

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders of $63.2 million for the quarter ended March 31, 2025, compared to net income and net income available to common stockholders of $50.0 million for the first quarter of 2024. The increase in net income was primarily attributable to a $21.1 million increase in net interest income during the three months ended March 31, 2025 to $123.6 million, compared to $102.5 million during the same period in 2024.  The increase in net interest income was largely driven by higher interest income and lower interest on deposits. However, this was partially offset by $631,000, or 7.1% decrease in non-interest income, which declined to $8.3 million in the first quarter of 2025 from $8.9 million in the same quarter of 2024. This decline was primarily due to a reduction in bank owned life insurance income. Non-interest expenses remained relatively flat, decreasing by $124,000, or 0.3%, to $46.1 million year‑over‑year.

Basic and diluted earnings per common share were both $1.16 for the three months ended March 31, 2025, compared to $0.92 for both in the corresponding period in 2024. Return on average assets for the three months ended March 31, 2025 was 1.45% compared to 1.26% for the corresponding period in 2024, and return on average common stockholders’ equity for the three months ended March 31, 2025 was 15.63% compared to 13.82% for the corresponding period in 2024.

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

Taxable-equivalent net interest income increased $21.1 million, or 20.6%, to $123.6 million for the three months ended March 31, 2025 compared to $102.5 million for the corresponding period in 2024. The taxable-equivalent yield on interest-earning assets increased from 5.88% to 5.69% year-over-year. Loan yields were 6.28% during the first quarter of 2025 compared to 6.40% during the fourth quarter of 2024 and 6.40% during the first quarter of 2024. Investment yields were 3.31% during the first quarter of 2025 compared to 3.49% during the fourth quarter of 2024 and 3.16% during the first quarter of 2024. Average interest-bearing deposit rates were 3.40% during the first quarter of 2025, compared to 3.63% during the fourth quarter of 2024 and 4.04% during the first quarter of 2024. Average federal funds purchased rates were 4.50% during first quarter of 2025, compared to 4.80% during the fourth quarter of 2024 and 5.50% during the first quarter of 2024. The net interest margin in the first quarter of 2025 was 2.92% compared to 2.96% in the fourth quarter of 2024 and 2.66% in the first quarter of 2024.

The Federal Reserve Bank decreased their targeted federal funds rate from 5.25 – 5.50% at March 31, 2024 to its current range as of March 31, 2025 of 4.25 – 4.50%. Our cost of funding has decreased as a result of the decrease in the targeted federal funds rate.

The following table shows, for the three months ended March 31, 2025 and March 31, 2024, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Three Months Ended March 31,

(In thousands, except Average Yields and Rates)

	2025			2024
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,683,077	$196,616	6.29%	$11,723,391	$186,739	6.41%
Tax-exempt (3)	25,044	305	4.94	17,605	219	5.00
Total loans, net of unearned income	12,708,121	196,921	6.28	11,740,996	186,958	6.40
Mortgage loans held for sale	6,731	79	4.76	4,770	66	5.57
Debt securities:					-	-
Taxable	1,934,739	16,023	3.31	2,013,295	15,922	3.16
Tax-exempt (3)	589	8	5.43	1,296	11	3.40
Total debt securities (4)	1,935,328	16,031	3.31	2,014,591	15,933	3.16
Federal funds sold	1,670	20	4.86	37,298	541	5.83
Restricted equity securities	11,461	210	7.43	10,417	196	7.57
Interest-bearing balances with banks	2,526,382	27,901	4.48	1,687,977	23,007	5.48
Total interest-earning assets	$17,189,693	$241,162	5.69%	$15,496,049	$226,701	5.88%
Non-interest-earning assets:
Cash and due from banks	108,540			98,813
Net fixed assets and equipment	59,633			60,126
Allowance for credit losses, accrued interest and other assets	352,282			302,592
Total assets	$17,710,148			$15,957,580

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,461,900	$14,462	2.38%	$2,339,548	$15,662	2.69%
Savings deposits	101,996	404	1.61	106,924	468	1.76
Money market accounts	7,363,163	65,628	3.61	6,761,495	75,273	4.48
Time deposits	1,361,558	14,251	4.24	1,164,204	12,663	4.37
Total interest-bearing deposits	11,288,617	94,745	3.40	10,372,171	104,066	4.04
Federal funds purchased	1,994,766	22,111	4.50	1,422,828	19,462	5.50
Other borrowings	64,750	687	4.30	64,736	685	4.26
Total interest-bearing liabilities	$13,348,133	$117,543	3.57%	$11,859,735	$124,213	4.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,600,775			2,550,841
Other liabilities	120,291			91,066
Stockholders' equity	1,670,402			1,503,240
Accumulated other comprehensive loss	(29,453)			(47,302)
Total liabilities and stockholders' equity	$17,710,148			$15,957,580
Net interest income		$123,619			$102,488
Net interest spread			2.12%			1.67%
Net interest margin			2.92%			2.66%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $3,764 and $3,655 are included in interest income in the first quarter of 2025 and 2024, respectively.

(2) Amortization of acquired loan premiums of $51 and $49 is included in interest income in 2025 and 2024, respectively.

(3) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.

(4) Unrealized losses of $(41,970) and $(68,162) are excluded from the yield calculation in the first quarter of 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025 Compared to 2024 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$13,670	$(3,793)	$9,877
Tax-exempt	89	(3)	86
Total loans, net of unearned income	13,759	(3,796)	9,963
Mortgages held for sale	23	(10)	13
Debt securities:
Taxable	(684)	785	101
Tax-exempt	(8)	5	(3)
Total debt securities	(692)	790	98
Federal funds sold	(443)	(78)	(521)
Restricted equity securities	19	(4)	15
Interest-bearing balances with banks	9,679	(4,785)	4,894
Total interest-earning assets	22,345	(7,883)	14,462

Interest-bearing liabilities:
Interest-bearing demand deposits	742	(1,942)	(1,200)
Savings	(22)	(42)	(64)
Money market accounts	6,041	(15,686)	(9,645)
Time deposits	1,986	(398)	1,588
Total interest-bearing deposits	8,747	(18,068)	(9,321)
Federal funds purchased	6,673	(4,024)	2,649
Other borrowed funds	-	2	2
Total interest-bearing liabilities	15,420	(22,090)	(6,670)
Increase in net interest income	$6,925	$14,207	$21,132

Our growth in loans continues to drive favorable volume component change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 63 basis points while loan yields decreased 10 basis points. An increase in average equity contributed to a favorable volume component accompanied by an increase in average non-interest-bearing deposits.

Provision for Credit Losses

The provision for credit losses on loans was $6.5 million for the three months ended March 31, 2025, an increase of $2.1 million from $4.4 million for the three months ended March 31, 2024. The ACL at March 31, 2025, December 31, 2024, and March 31, 2024, totaled $165.0 million, $164.5 million, and $155.9 million, or 1.28%, 1.30%, and 1.31% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.19% for the first quarter of 2025, a 13 basis point increase compared to 0.06% for the first quarter of 2024. Nonperforming loans increased to $73.9 million, or 0.57% of total loans, at March 31, 2025 from $42.5 million, or 0.34% of total loans at December 31, 2024, and increased compared to $35.3 million, or 0.29% of total loans, at March 31, 2024.

Noninterest Income

Noninterest income totaled $8.3 million for the three months ended March 31, 2025, a decrease of $631,000 compared to the corresponding period in 2024. Service charges on deposit accounts increased $408,000, or 19.0%, to $2.6 million for the three months ended March 31, 2025, compared to $2.2 million in the corresponding period in 2024. Mortgage banking revenue decreased $65,000, or 9.6%, to $613,000 for the three months ended March 31, 2025, compared to $678,000 in the corresponding period in 2024. Net credit card revenue decreased $187,000, or 8.7%, to $2.0 million during the three months ended March 31, 2025, compared to $2.2 million during the three months ended March 31, 2024. Bank-owned life insurance (“BOLI”) income decreased $1.1 million, or 33.9%, to $2.1 million for the first quarter of 2025 from $3.2 million in the first quarter of 2024. During the first quarter of 2024, we recognized $1.2 million of income attributed to a death benefit related to a former employee in our BOLI program. Other income for the three months ended March 31, 2025, increased $307,000, or 44.2%, to $1.0 million when compared to the corresponding period in 2024. Merchant service revenue increased $2,000, or 0.3%, to $509,000 for the first quarter of 2025 from $508,000 in the first quarter of 2024.

Changes in our non-interest income, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$2,558	$2,150	$408	19.0%
Mortgage banking	613	678	(65)	(9.6)%
Credit cards	1,968	2,155	(187)	(8.7)%
Bank-owned life insurance income	2,137	3,231	(1,094)	(33.9)%
Other operating income	1,001	694	307	44.2%
Total noninterest income	$8,277	$8,908	$(631)	(7.1)%

Noninterest Expense

Noninterest expense totaled $46.1 million for the three months ended March 31, 2025, a decrease of $124,000, or 0.3%, compared to $46.2 million for the same period in 2024. Salary and benefit expense decreased $107,000, or 0.5%, to $22.9 million for the three months ended March 31, 2025, from $23.0 million for the same period in 2024. The number of FTE employees increased by 31, or 5%, to 636 at March 31, 2025 compared to 605 at March 31, 2024, and increased by 6, or 1%, from the end of the fourth quarter of 2024. Equipment and occupancy expense increased $165,000, or 4.6%, to $3.7 million for the first quarter of 2025 from $3.6 million in the first quarter of 2024. Third party processing and other services expense increased $572,000, or 8.0%, to $7.7 million for the first quarter of 2025 from $7.2 million in the first quarter of 2024. Professional services expense increased $469,000, or 32.0%, to $1.9 million for the first quarter of 2025 from $1.5 million in the first quarter of 2024. FDIC and other regulatory assessments decreased $1.1 million, or 26.9%, to $2.9 million for the first quarter of 2025 from $3.9 million in the first quarter of 2024. Other operating expenses decreased $175,000, or 2.5%, to $6.9 million for the first quarter of 2025 from $7.1 million in the first quarter of 2024.

Changes in our non-interest expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(Dollars In Thousands)
Noninterest expense:
Salaries and employee benefits	$22,879	$22,986	$(107)	(0.5)%
Equipment and occupancy	3,722	3,557	165	4.6%
Third party processing and other services	7,738	7,166	572	8.0%
Professional services	1,933	1,464	469	32.0%
FDIC and other regulatory assessments	2,854	3,905	(1,051)	(26.9)%
Other real estate owned	33	30	3	10.0%
Other operating expense	6,948	7,123	(175)	(2.5)%
Total noninterest expense	$46,107	$46,231	$(124)	(0.3)%

Income Tax Expense

Income tax expense increased $5.3 million, or 49.6%, to $15.9 million in the first quarter of 2025, compared to $10.6 million in the first quarter of 2024. Our effective tax rate was 20.06% for the first quarter of 2025 compared to 17.50% for the first quarter of 2024. We recognized a reduction in provision for income taxes resulting from excess tax benefits from the exercise and vesting of stock options and restricted stock during the first quarters of 2025 and 2024 of $470,000 and $204,000, respectively.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. GAAP and to general practices within the banking industry. To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses is particularly subject to change.  Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable. A set of Benchmark and optional scenarios are ran and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 and 200 basis point shock and ramp scenarios in the first and second year range from -4% to -17%. The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. As of March 31, 2025, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2024.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2025. Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2025.

Change in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings, except as disclosed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and there has been no material change in any matter described therein.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit:
	3.1	Restated Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2023).
	3.2	Certificate of Elimination of the Senior-Non Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed on June 28, 2016).
	3.3	Bylaws (Restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2014).
	4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 28, 2008).
	4.2	Revised Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008, Commission File No. 0-53149).
	10.1*#	Letter Agreement, by and between ServisFirst Bank and Henry Abbott, dated as of April 21, 2025.
	31.01*	Certification of principal executive officer pursuant to Rule 13a-14(a).
	31.02*	Certification of principal financial officer pursuant to Rule 13a-14(a).
	32.01**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.
	32.02**	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
	101.INS*	Inline XBRL Instance Document
	101.SCH*	Inline XBRL Taxonomy Extension Schema Document
	101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

# Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

Date: May 6, 2025	By	/s/ Thomas A. Broughton III Thomas A. Broughton III President and Chief Executive Officer

Date: May 6, 2025	By	/s/ David A. Sparacio David A. Sparacio Chief Financial Officer