Form 10-Q
period 2025-06-30
ServisFirst Bancshares, Inc.
filed 2025-08-05
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2025
Common stock, $.001 par value	54,620,329

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$140,659	$116,394
Interest-bearing balances due from depository institutions	1,236,485	2,259,195
Securities purchased with agreement to resell	327,760	-
Federal funds sold	6,000	1,045
Cash and cash equivalents	1,710,904	2,376,634
Available-for-sale debt securities, at fair value	1,227,851	1,161,400
Held-to-maturity debt securities (fair value of $630,105 and $639,496, respectively)	686,652	714,853
Restricted equity securities	12,156	11,300
Mortgage loans held for sale	22,131	9,211
Loans	13,232,560	12,605,836
Less allowance for credit losses	(169,959)	(164,458)
Loans, net	13,062,601	12,441,378
Premises and equipment, net	59,993	59,185
Accrued interest and dividends receivable	61,839	62,794
Deferred tax asset, net	55,735	61,748
Other real estate owned and repossessed assets	311	2,531
Bank owned life insurance contracts	304,050	299,787
Goodwill	13,615	13,615
Other assets	160,790	137,207
Total assets	$17,378,628	$17,351,643
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,632,058	$2,619,687
Interest-bearing	11,230,261	10,923,772
Total deposits	13,862,319	13,543,459
Federal funds purchased	1,599,135	1,993,728
Other borrowings	64,747	64,743
Accrued interest and dividends payable	27,374	28,026
Other liabilities	103,270	104,915
Total liabilities	15,656,845	15,734,871
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,618,545 shares issued and outstanding at June 30, 2025; and 54,569,427 shares issued and outstanding at December 31, 2024	54	54
Additional paid-in capital	236,716	235,781
Retained earnings	1,500,767	1,412,616
Accumulated other comprehensive loss	(16,254)	(32,179)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,721,283	1,616,272
Noncontrolling interest	500	500
Total stockholders' equity	1,721,783	1,616,772
Total liabilities and stockholders' equity	$17,378,628	$17,351,643

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$206,521	$194,300	$403,457	$381,278
Taxable securities	16,562	16,158	32,585	32,137
Nontaxable securities	5	9	11	18
Federal funds sold and securities purchased with agreement to resell	1,592	538	1,612	1,079
Other interest and dividends	21,955	16,535	50,066	39,738
Total interest income	246,635	227,540	487,731	454,250
Interest expense:
Deposits	93,488	104,671	188,233	208,737
Borrowed funds	21,460	16,994	44,258	37,143
Total interest expense	114,948	121,665	232,491	245,880
Net interest income	131,687	105,875	255,240	208,370
Provision for credit losses	11,296	5,353	17,926	9,721
Net interest income after provision for credit losses	120,391	100,522	237,314	198,649
Noninterest income:
Service charges on deposit accounts	2,671	2,293	5,229	4,443
Mortgage banking	1,323	1,379	1,936	2,057
Credit card income	2,119	2,333	4,087	4,488
Securities losses	(8,563)	-	(8,563)	-
Bank-owned life insurance income	2,126	2,058	4,263	5,289
Other operating income	745	828	1,746	1,427
Total noninterest income	421	8,891	8,698	17,704
Noninterest expenses:
Salaries and employee benefits	22,576	24,213	45,455	47,199
Equipment and occupancy expense	3,523	3,567	7,245	7,124
Third party processing and other services	8,005	7,465	15,743	14,631
Professional services	1,904	1,741	3,837	3,205
FDIC and other regulatory assessments	2,753	2,202	5,607	6,107
Other real estate owned expense	27	7	60	37
Other operating expenses	5,416	3,623	12,364	10,818
Total noninterest expenses	44,204	42,818	90,311	89,121
Income before income taxes	76,608	66,595	155,701	127,232
Provision for income taxes	15,184	14,459	31,053	25,070
Net income	61,424	52,136	124,648	102,162
Dividends on preferred stock	31	31	31	31
Net income available to common stockholders	$61,393	$52,105	$124,617	$102,131
Basic earnings per common share	$1.12	$0.96	$2.28	$1.87
Diluted earnings per common share	$1.12	$0.95	$2.28	$1.87

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$61,424	$52,136	$124,648	$102,162
Other comprehensive income, net of tax
Unrealized net holding gains arising during period from securities available for sale, net of tax of $858 and $65 for the three months ended June 30, 2025 and 2024, respectively, and $3,262 and $2,437 for the six months ended June 30, 2025 and 2024, respectively	2,560	205	9,736	1,344
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(40) and $(45) for the three months ended June June 30, 2025 and 2024, respectively, and $(75) and $(82) for the six months ended June 30, 2025 and 2024, respectively	(119)	(134)	(224)	(270)
Net losses on sales of securities, net of tax of $2,150 for both three months ended June 30, 2025, and six months ended June 30, 2025	6,413	-	6,413	-
Other comprehensive income, net of tax	8,854	71	15,925	1,074
Comprehensive income	$70,278	52,207	$140,573	$103,236

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, April 1, 2024	54,507,778	$-	$54	$233,560	$1,286,245	$(46,592)	$500	$1,473,767
Common dividends declared, $0.30 per share	-	-	-	-	(16,356)	-	-	(16,356)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	54	-	-	54
Issue restricted shares pursuant to stock incentives, net of forfeitures	2,113	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	11,588	-	-	238	-	-	-	238
3,162 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(182)	-	-	-	(182)
Stock-based compensation expense	-	-	-	879	-	-	-	879
Other comprehensive income, net of tax	-	-	-	-	-	71	-	71
Net income	-	-	-	-	52,136	-	-	52,136
Balance, June 30, 2024	54,521,479	$-	$54	$234,495	$1,322,048	$(46,521)	$500	$1,510,576

Balance, April 1, 2025	54,601,217	$-	$54	$235,840	$1,457,614	$(25,108)	$500	$1,668,900
Common dividends declared, $0.335 per share Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	57	-	-	57
Issue restricted shares pursuant to stock incentives, net of forfeitures	11,747	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(7,326)
Issue shares of common stock upon exercise of stock options	12,907	-	-	303	-	-	-	303
2,793 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(263)	-	-	-	(263)
Stock-based compensation expense	-	-	-	836	-	-	-	836
Other comprehensive income, net of tax	-	-	-	-	-	8,854	-	8,854
Net income	-	-	-	-	61,424	-	-	61,424
Balance, June 30, 2025	54,618,545	$-	$54	$236,716	$1,500,767	$(16,254)	$500	$1,721,783

	Six Months Ended June 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2024	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-	-	-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580	-	54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends paid, $0.30 per share	-	-	-	-	(16,353)	-	-	(16,353)
Common dividends declared, $0.30 per share	-	-	-	-	(16,356)	-	-	(16,356)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	54	-	-	54
Issue restricted shares pursuant to stock incentives, net of forfeitures	42,025	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	17,874	-	-	369	-	-	-	369
5,176 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(315)	-	-	-	(315)
Stock-based compensation expense	-	-	-	1,836	-	-	-	1,836
Other comprehensive income, net of tax	-	-	-	-	-	1,074	-	1,074
Net income	-	-	-	-	102,162	-	-	102,162
Balance, June 30, 2024	54,521,479	$-	$54	$234,495	$1,322,048	$(46,521)	$500	$1,510,576

Balance, January 1, 2025	54,569,427	$-	$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends paid, $0.335 per share	-	-	-	-	(18,292)	-	-	(18,292)
Common dividends declared, $0.335 per share	-	-	-	-	(18,297)	-	-	(18,297)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	123	-	-	123
Issue restricted shares pursuant to stock incentives, net of forfeitures	34,468	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(7,326)
Issue shares of common stock upon exercise of stock options	21,976	-	-	533	-	-	-	533
5,974 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,299)	-	-	-	(1,299)
Stock-based compensation expense	-	-	-	1,701	-	-	-	1,701
Other comprehensive income, net of tax	-	-	-	-	-	15,925	-	15,925
Net income	-	-	-	-	124,648	-	-	124,648
Balance, June 30, 2025	54,618,545	$-	$54	$236,716	$1,500,767	$(16,254)	$500	$1,721,783

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$124,648	$102,162
Adjustments to reconcile net income to net cash provided by operations
Deferred tax expense	677	596
Provision for credit losses	17,926	9,721
Depreciation	2,262	2,239
Accretion on acquired loans	103	96
Amortization of investments in tax credit partnerships	3,244	4,807
Net amortization (accretion) of debt securities	45	(311)
Decrease (increase) in accrued interest and dividends receivable	955	(3,755)
Stock-based compensation expense	1,701	1,836
Decrease in accrued interest and dividends payable	(652)	(2,252)
Proceeds from sale of mortgage loans held for sale	98,531	89,460
Originations of mortgage loans held for sale	(109,515)	(93,502)
Gain on sale of mortgage loans held for sale	(1,936)	(2,058)
Loss on sale of securities available for sale	8,563	-
Net gain on sale of other real estate owned and repossessed assets	(301)	(95)
Increase in cash surrender value of life insurance contracts	(4,263)	(2,058)
Net change in other assets, liabilities, and other operating activities	(26,438)	(5,162)
Net cash provided by operating activities	115,550	101,724
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(244,607)	(641,347)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	129,211	367,459
Proceeds from sale of debt securities available-for-sale	61,897	-
Purchases of debt securities held-to-maturity	(2,975)	(45,472)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	30,878	260,881
Purchases of restricted equity securities	(856)	(1,074)
Investment in tax credit partnerships and SBIC	(2,964)	(8,800)
Return of capital from tax credit partnerships and SBIC	1,039	139
Net increase in loans	(639,487)	(680,141)
Purchases of premises and equipment	(3,070)	(2,115)
Proceeds from sale of other real estate owned and repossessed assets	2,756	780
Net cash used in investing activities	(668,178)	(749,690)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest-bearing deposits	12,371	(167,686)
Net increase in interest-bearing deposits	306,489	153,567
Net decrease in federal funds purchased	(394,593)	(159,570)
Proceeds from exercise of stock options	533	369
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,299)	(315)
Dividends paid on common stock	(36,572)	(32,691)
Dividends paid on preferred stock	(31)	(31)
Net cash used in financing activities	(113,102)	(206,357)
Net decrease in cash and cash equivalents	(665,730)	(854,323)
Cash and cash equivalents at beginning of period	2,376,634	2,131,088
Cash and cash equivalents at end of period	$1,710,904	$1,276,765
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$233,143	$248,132
Income taxes	35,669	27,134
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$235	$1,148
Dividends on nonvested restricted stock reclassified as compensation expense	123	55
Dividends declared but not paid	18,297	16,356

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, federal funds sold and securities purchased with agreement to resell are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,610,516	54,516,638	54,603,086	54,503,829
Net income available to common stockholders	$61,393	$52,105	$124,617	$102,131
Basic earnings per common share	$1.12	$0.96	$2.28	$1.87

Weighted average common shares outstanding	54,610,516	54,516,638	54,603,086	54,503,829
Dilutive effects of assumed exercise of stock options and vesting of performance shares	53,964	92,041	57,491	98,203
Weighted average common and dilutive potential common shares outstanding	54,664,480	54,608,679	54,660,577	54,602,032
Net income available to common stockholders	$61,393	$52,105	$124,617	$102,131
Diluted earnings per common share	$1.12	$0.95	$2.28	$1.87

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2025	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities	$699,077	$2,442	$(37)	$701,482
Mortgage-backed securities	187,193	568	(9,610)	178,151
State and municipal securities	10,366	1	(728)	9,639
Corporate debt	355,315	617	(17,353)	338,579
Total	$1,251,951	$3,628	$(27,728)	$1,227,851
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,511	$-	$(13,349)	$236,162
Mortgage-backed securities	428,794	131	(42,904)	386,021
State and municipal securities	8,347	-	(425)	7,922
Total	$686,652	$131	$(56,678)	$630,105

December 31, 2024
Debt Securities Available-for-Sale
U.S. Treasury securities	$617,350	$580	$(444)	$617,486
Mortgage-backed securities	243,435	49	(24,210)	219,274
State and municipal securities	10,516	1	(1,000)	9,517
Corporate debt	335,758	38	(20,673)	315,123
Total	$1,207,059	$668	$(46,327)	$1,161,400
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,403	$-	$(19,632)	$229,771
Mortgage-backed securities	457,365	14	(55,150)	402,229
State and municipal securities	8,085	-	(589)	7,496
Total	$714,853	$14	$(75,371)	$639,496

The amortized cost and fair value of debt securities as of June 30, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$268,240	$268,438	$223,145	$223,477
Due from one to five years	505,309	505,923	478,868	475,985
Due from five to ten years	276,806	261,360	258,611	240,114
Due after ten years	14,403	13,979	3,000	2,550
Mortgage-backed securities	187,193	178,151	243,435	219,274
	$1,251,951	$1,227,851	$1,207,059	$1,161,400

Debt securities held-to-maturity
Due within one year	$853	$847	$250	$250
Due from one to five years	257,005	243,237	256,743	236,586
Due from five to ten years	-	-	495	431
Mortgage-backed securities	428,794	386,021	457,365	402,229
	$686,652	$630,105	$714,853	$639,496

All mortgage-backed securities are with government-sponsored enterprises (“GSEs”) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.29 billion and $1.43 billion as of June 30, 2025 and December 31, 2024, respectively.

The following table identifies, as of June 30, 2025 and December 31, 2024, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2025
Debt Securities available-for-sale
U.S. Treasury securities	$(37)	$68,554	$-	$-	$(37)	$68,554
Mortgage-backed securities	$-	$72	(9,610)	$106,391	$(9,610)	$106,463
State and municipal securities	-	-	(728)	9,194	(728)	9,194
Corporate debt	(706)	23,644	(16,648)	249,651	(17,353)	273,295
Total	$(743)	$92,270	$(26,986)	$365,236	$(27,728)	$457,506
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(13,349)	$236,163	$(13,349)	$236,162
Mortgage-backed securities	(125)	27,124	(42,779)	341,693	(42,904)	368,817
State and municipal securities	(77)	2,902	(348)	4,519	(425)	7,421
Total	$(202)	$30,026	$(56,476)	$582,375	$(56,678)	$612,400
December 31, 2024
Debt Securities available-for-sale
U.S. Treasury securities	$(445)	$250,547	$-	$-	$(445)	$250,547
Mortgage-backed securities	$(6)	$577	$(24,204)	$179,178	$(24,210)	$179,755
State and municipal securities	-	-	(1,000)	9,072	(1,000)	9,072
Corporate debt	(1,307)	25,596	(19,366)	284,489	(20,673)	310,085
Total	$(1,758)	$276,720	$(44,570)	$472,739	$(46,328)	$749,459
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(19,632)	$229,771	$(19,632)	$229,771
Mortgage-backed securities	(536)	40,115	(54,614)	356,215	(55,150)	396,330
State and municipal securities	-	-	(589)	7,247	(589)	7,247
Total	$(536)	$40,115	$(74,835)	$593,233	$(75,371)	$633,348

At June 30, 2025 and December 31, 2024, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. During the second quarter of 2025, the Company sold available-for-sale mortgage-backed securities with an amortized cost basis of $70.5 million and recorded a pre-tax loss of $8.6 million, as a result of a portfolio restructuring. The proceeds from the sale were reinvested into higher-yielding securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipal subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2025 and 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at June 30, 2025 and 2024. All debt securities in an unrealized loss position as of June 30, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities available-for-sale.

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Sale proceeds	$61,897	$-
Gross realized losses	(8,563)	-
Net realized gain (loss)	$(8,563)	$-

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(Dollars In Thousands)
Commercial, financial and agricultural	$2,966,191	$2,869,894
Real estate - construction	1,735,405	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,557,711	2,547,143
1-4 family mortgage	1,561,461	1,444,623
Non-owner occupied commercial	4,338,697	4,181,243
Subtotal: Real estate - mortgage	8,457,869	8,173,009
Consumer	73,095	73,627
Total Loans	13,232,560	12,605,836
Less: Allowance for credit losses on loans	(169,959)	(164,458)
Net Loans	$13,062,601	$12,441,378

Commercial, financial and agricultural	22.42%	22.77%
Real estate - construction	13.11%	11.81%
Real estate - mortgage:
Owner-occupied commercial	19.33%	20.21%
1-4 family mortgage	11.80%	11.46%
Non-owner occupied commercial	32.79%	33.17%
Subtotal: Real estate - mortgage	63.92%	64.84%
Consumer	0.55%	0.58%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2025:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$358,354	$372,499	$142,078	$278,631	$216,249	$256,151	$1,185,257	$23,682	$2,832,901
Special Mention	1,200	2,042	1,772	5,612	3,396	7,573	32,959	1,297	55,851
Substandard - Accruing	-	222	-	11,536	-	25,310	3,086	876	41,030
Substandard - Non-accrual	-	-	669	965	5,289	8,969	20,496	21	36,409
Total Commercial, financial and agricultural	$359,554	$374,763	$144,519	$296,744	$224,934	$298,003	$1,241,798	$25,876	$2,966,191
Current-period gross write-offs	$-	$-	$618	$5,275	$886	$543	$1,618	$323	$9,263

Real estate - construction
Pass	$170,525	$554,630	$280,417	$414,424	$142,719	$39,546	$89,338	$-	$1,691,599
Special Mention	317	5,253	532	12,887	16,425	-	1	-	35,415
Substandard - Accruing	-	-	-	-	-	945	-	-	945
Substandard - Non-accrual	-	-	3,628	3,818	-	-	-	-	7,446
Total Real estate - construction	$170,842	$559,883	$284,577	$431,129	$159,144	$40,491	$89,339	$-	$1,735,405
Current-period gross write-offs	$-	-	-	46	-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$180,699	$357,092	$164,458	$494,066	$432,830	$793,053	$60,170	$5,679	$2,488,047
Special Mention	65	4,967	6,795	397	11,622	23,203	5,724	-	52,773
Substandard - Accruing	-	-	417	2,148	-	2,211	-	-	4,776
Substandard - Non-accrual	-	688	-	2,886	6,552	1,709	280	-	12,115
Total Owner-occupied commercial	$180,764	$362,747	$171,670	$499,497	$451,004	$820,176	$66,174	$5,679	$2,557,711
Current-period gross write-offs	$-	$2,790	$-	$-	$-	$560	$1	$-	$3,351

1-4 family mortgage
Pass	$202,139	$261,471	$113,469	$296,990	$177,886	$125,345	$359,490	$3,712	$1,540,502
Special Mention	-	778	165	2,940	1,731	6,781	2,663	796	15,854
Substandard - Accruing	-	-	-	-	-	402	91	-	493
Substandard - Non-accrual	-	-	733	384	943	1,182	1,370	-	4,612
Total 1-4 family mortgage	$202,139	$262,249	$114,367	$300,314	$180,560	$133,710	$363,614	$4,508	$1,561,461
Current-period gross write-offs	$-	$-	$-	$20	$-	$-	$31	$-	$51

Non-owner occupied commercial
Pass	$260,089	$480,159	$169,005	$1,434,093	$816,635	$970,527	$69,165	$9,077	$4,208,750
Special Mention	487	-	262	28,062	91,229	-	-	-	120,040
Substandard - Accruing	-	-	-	-	-	2,643	-	-	2,643
Substandard - Non-accrual	-	-	-	1,957	2,593	2,714	-	-	7,264
Total Non-owner occupied commercial	$260,576	$480,159	$169,267	$1,464,112	$910,457	$975,884	$69,165	$9,077	$4,338,697
Current-period gross write-offs	$-	-	-	750	-	$-	$-	$-	$750

Consumer
Pass	$24,451	$5,353	$2,214	$1,934	$1,026	$2,975	$34,341	$-	$72,294
Special Mention	-	-	-	-	-	-	-	-	-
Substandard - Accruing	-	-	-	-	-	30	-	-	30
Substandard - Non-accrual	-	-	-	-	-	737	34	-	771
Total Consumer	$24,451	$5,353	$2,214	$1,934	$1,026	$3,742	$34,375	$-	$73,095
Current-period gross write-offs	$-	-	-	-	-	$133	$-	$-	$133

Total Loans
Pass	$1,196,257	$2,031,204	$871,641	$2,920,138	$1,787,345	$2,187,597	$1,797,761	$42,150	$12,834,093
Special Mention	2,069	13,040	9,526	49,898	124,403	37,557	41,347	2,093	279,933
Substandard - Accruing	-	222	417	13,684	-	31,541	3,177	876	49,917
Substandard - Non-accrual	-	688	5,030	10,010	15,377	15,311	22,180	21	68,617
Total Loans	$1,198,326	$2,045,154	$886,614	$2,993,730	$1,927,125	$2,272,006	$1,864,465	$45,140	$13,232,560
Current-period gross write-offs	$-	$2,790	$618	$6,091	$886	$1,236	$1,650	$323	$13,594

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2024 were as follows:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$529,002	$171,139	$331,476	$273,304	$120,088	$195,012	$1,121,196	$248	$2,741,464
Special Mention	1,767	666	12,260	2,442	3,254	10,001	21,647	-	52,037
Substandard - Accruing	1,064	-	987	349	364	25,620	22,317	-	50,701
Substandard -Non-accrual	-	1,177	2,049	8,201	271	8,513	5,481	-	25,692
Total Commercial, financial and agricultural	$531,833	$172,982	$346,772	$284,296	$123,977	$239,146	$1,170,641	$248	$2,869,894
Current-period gross write-offs	$36	$1,002	$-	$52	$675	$4,327	$2,851	$3,172	$12,115

Real estate - construction
Pass	$367,275	$292,379	$506,542	$150,307	$32,330	$16,083	$72,793	$-	$1,437,710
Special Mention	259	3,100	28,224	16,477	-	-	-	-	48,060
Substandard - Accruing	-	590	2,000	-	-	946	-	-	3,536
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Real estate - construction	$367,534	$296,069	$536,766	$166,784	$32,330	$17,029	$72,793	$-	$1,489,306
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Owner-occupied commercial
Pass	$377,351	$168,561	$503,351	$467,790	$276,795	$594,794	$65,269	$802	$2,454,713
Special Mention	10,148	6,410	1,373	22,087	5,441	16,912	4,961	-	67,332
Substandard - Accruing	3,562	417	1,147	6,681	2,169	2,378	-	-	16,354
Substandard -Non-accrual	-	-	2,886	-	79	5,779	-	-	8,744
Total Owner-occupied commercial	$391,061	$175,388	$508,757	$496,558	$284,484	$619,863	$70,230	$802	$2,547,143
Current-period gross write-offs	$-	$-	$-	$100	$-	$137	$-	$-	$237

1-4 family mortgage
Pass	$294,602	$126,953	$319,472	$188,104	$65,673	$78,629	$351,240	$-	$1,424,673
Special Mention	-	469	2,523	2,943	1,124	6,628	2,428	-	16,115
Substandard - Accruing	-	-	-	-	-	403	381	-	784
Substandard -Non-accrual	-	265	646	855	405	380	500	-	3,051
Total 1-4 family mortgage	$294,602	$127,687	$322,641	$191,902	$67,202	$86,040	$354,549	$-	$1,444,623
Current-period gross write-offs	$-	$28	$61	$62	$-	$129	$481	$-	$761

Non-owner occupied commercial
Pass	$479,275	$174,415	$1,449,886	$888,829	$367,100	$670,317	$70,161	$246	$4,100,229
Special Mention	-	$-	$8,304	$53,926	$-	$3,376	$-	$-	65,606
Substandard - Accruing	-	-	4,584	-	-	9,565	-	-	14,149
Substandard -Non-accrual	-	-	384	875	-	-	-	-	1,259
Total Non-owner occupied commercial	$479,275	$174,415	$1,463,158	$943,630	$367,100	$683,258	$70,161	$246	$4,181,243
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$33,004	$2,941	$2,462	$1,346	$1,234	$2,505	$29,335	$-	$72,827
Special Mention	-	-	-	-	-	-	45	-	45
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	755	-	-	755
Total Consumer	$33,004	$2,941	$2,462	$1,346	$1,234	$3,260	$29,380	$-	$73,627
Current-period gross write-offs	$19	$8	$-	$-	$-	$75	$469	$-	$571

Total Loans
Pass	$2,080,509	$936,388	$3,113,189	$1,969,680	$863,220	$1,557,340	$1,709,994	$1,296	$12,231,616
Special Mention	12,174	10,645	52,684	97,875	9,819	36,917	29,081	-	249,195
Substandard - Accruing	4,626	1,007	8,718	7,030	2,533	38,912	22,698	-	85,524
Substandard -Non-accrual	-	1,442	5,965	9,931	755	15,427	5,981	-	39,501
Total Loans	$2,097,309	$949,482	$3,180,556	$2,084,516	$876,327	$1,648,596	$1,767,754	$1,296	$12,605,836
Current-period gross write-offs	$55	$1,038	$61	$214	$675	$4,668	$3,801	$3,172	$13,684

Loans by performance status as of June 30, 2025 and December 31, 2024 were as follows:

June 30, 2025	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,928,673	$37,518	$2,966,191
Real estate - construction	1,727,959	7,446	1,735,405
Real estate - mortgage:
Owner-occupied commercial	2,545,596	12,115	2,557,711
1-4 family mortgage	1,554,422	7,039	1,561,461
Non-owner occupied commercial	4,331,433	7,264	4,338,697
Total real estate mortgage	8,431,451	26,418	8,457,869
Consumer	72,309	786	73,095
Total	$13,160,392	$72,168	$13,232,560

December 31, 2024	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,844,164	$25,730	$2,869,894
Real estate - construction	1,488,645	661	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,538,399	8,744	2,547,143
1-4 family mortgage	1,439,332	5,291	1,444,623
Non-owner occupied commercial	4,179,984	1,259	4,181,243
Total real estate mortgage	8,157,715	15,294	8,173,009
Consumer	72,846	781	73,627
Total	$12,563,370	$42,466	$12,605,836

Loans by past due status as of June 30, 2025 and December 31, 2024 were as follows:

June 30, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$5,138	$11,230	$1,108	$17,476	$36,410	$2,912,305	$2,966,191	$30,790
Real estate - construction	2,120	34,310	-	36,430	7,446	1,691,529	1,735,405	7,446
Real estate - mortgage:
Owner-occupied commercial	1,866	2,639	-	4,505	12,115	2,541,091	2,557,711	10,440
1-4 family mortgage	831	3,072	2,426	6,329	4,613	1,550,519	1,561,461	3,947
Non-owner occupied commercial	-	69,225	-	69,225	7,264	4,262,208	4,338,697	6,436
Total real estate - mortgage	2,697	74,936	2,426	80,059	23,992	8,353,818	8,457,869	20,823
Consumer	65	63	15	143	771	72,181	73,095	1
Total	$10,020	$120,539	$3,549	$134,108	$68,619	$13,029,833	$13,232,560	$59,060

December 31, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$9,218	$8,469	$38	$17,725	$25,692	$2,826,477	$2,869,894	$22,266
Real estate - construction	6,046	15,898	661	22,605	-	1,466,701	1,489,306	-
Real estate - mortgage:
Owner-occupied commercial	9,494	2,478	-	11,972	8,744	2,526,427	2,547,143	8,644
1-4 family mortgage	1,157	3,111	2,240	6,508	3,051	1,435,064	1,444,623	2,787
Non-owner occupied commercial	4,432	-	-	4,432	1,259	4,175,552	4,181,243	729
Total real estate - mortgage	15,083	5,589	2,240	22,912	13,054	8,137,043	8,173,009	12,160
Consumer	83	34	26	143	755	72,729	73,627	-
Total	$30,430	$29,990	$2,965	$63,385	$39,501	$12,502,950	$12,605,836	$34,426

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards.  For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At June 30, 2025 and December 31, 2024, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects national unemployment to rise and national GDP growth rate to decline compared to the December 31, 2024 forecast.

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

Inherent risks in the loan portfolio will differ based on type of loan. Specific risk characteristics by loan portfolio segment are listed below:

Commercial and industrial loans include risks associated with borrower’s cash flow, debt service coverage, and management’s expertise.  These loans are subject to the risk that the Company may have difficulty converting collateral to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. These commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates.

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

The following table presents changes in the ACL, segregated by loan type, for the three and six months ended June 30, 2025 and 2024.

	Commercial,		Owner-		Non-owner
	financial and	Real estate -	occupied	1-4 family	occupied	Real estate -
	agricultural	construction	commercial	mortgage	commercial	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2025
Allowance for credit losses on Loans:
Balance at April 1, 2025	$52,518	$41,809	21,330	15,246	31,853	$68,429	$2,278	$165,034
Charge-offs	(6,849)	-	(560)	(20)	-	(580)	(73)	(7,502)
Recoveries	959	-	1	-	-	1	58	1,018
Provision for credit losses on loans	6,394	4,614	156	(282)	336	210	191	11,409
Balance at June 30, 2025	$53,022	$46,423	20,927	14,944	32,189	$68,060	$2,454	$169,959

	Three Months Ended June 30, 2024
Allowance for credit losses:
Balance at April 1, 2024	$51,022	$45,689	18,391	12,994	26,255	$57,640	$1,541	$155,892
Charge-offs	(3,355)	-	(100)	(19)	-	(119)	(108)	(3,582)
Recoveries	406	8	-	-	-	-	15	429
Provision	8,143	(5,247)	748	654	761	2,163	294	5,353
Balance at June 30, 2024	$56,216	$40,450	19,039	13,629	27,016	$59,684	$1,742	$158,092

	Six Months Ended June 30, 2025
Allowance for credit losses:
Balance at January 1, 2025	$55,330	$38,597	22,302	14,096	31,328	$67,726	$2,805	$164,458
Charge-offs	(9,263)	(46)	(3,351)	(51)	(750)	(4,152)	(133)	(13,594)
Recoveries	1,129	-	1	-	-	1	84	1,214
Provision for credit losses on loans	5,826	7,872	1,975	899	1,611	4,485	(302)	17,881
Balance at June 30, 2025	$53,022	$46,423	20,927	14,944	32,189	$68,060	$2,454	$169,959

	Six Months Ended June 30, 2024
Allowance for credit losses:
Balance at January 1, 2024	$52,121	$44,658	17,702	12,029	25,395	$55,126	$1,412	$153,317
Charge-offs	(5,197)	-	(100)	(86)	-	(186)	(206)	(5,589)
Recoveries	605	8	6	-	-	6	24	643
Provision	8,687	(4,216)	1,431	1,686	1,621	4,738	512	9,721
Balance at June 30, 2024	$56,216	$40,450	19,039	13,629	27,016	$59,684	$1,742	$158,092

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The ACL on unfunded commitments was $655,000 at June 30, 2025, and $608,000 at December 31, 2024. The provision (recovery) expense for unfunded commitments was $(113,000) and $47,000 for the three and six months ended June 30, 2025, respectively. There was $336,000 and $503,000 provision expense for the three and six months ended June 30, 2024, respectively.

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

		Accounts				ACL
June 30, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,795	$1,836	$15,470	$37,370	$73,471	$15,349
Real estate - construction	7,443	-	-	945	8,388	-
Real estate - mortgage:
Owner-occupied commercial	16,583	-	-	356	16,939	1,674
1-4 family mortgage	4,961	-	107	-	5,068	457
Non-owner occupied commercial	9,044	-	-	876	9,920	1,514
Total real estate - mortgage	30,588	-	107	1,232	31,927	3,645
Consumer	-	-	-	800	800	800
Total	$56,826	$1,836	$15,577	$40,347	$114,586	$19,794

		Accounts				ACL
December 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,901	$1,721	$7,449	$42,684	$70,755	$17,615
Real estate - construction	2,590	-	-	946	3,536	-
Real estate - mortgage:
Owner-occupied commercial	24,935	-	-	78	25,013	2,890
1-4 family mortgage	3,719	-	109	-	3,828	287
Non-owner occupied commercial	14,533	-	-	875	15,408	2,081
Total real estate - mortgage	43,187	-	109	953	44,249	5,258
Consumer	-	-	-	755	755	755
Total	$64,678	$1,721	$7,558	$45,338	$119,295	$23,628

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
(In Thousands)
Commercial, financial and agricultural	$494	$-	$-	$494	-%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	-	-	-	-%
1-4 family mortgage	-	-	-	-	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$494	$-	$-	$494	-%

	Six Months Ended June 30, 2025
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$494	$-	$-	$494	-%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	11,105	-	11,105	0.08%
1-4 family mortgage	-	-	-	-	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$494	$11,105	$-	$11,599	0.08%

	Three months ended June 30, 2024
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$2,504	$1,014	$-	$3,518	0.03%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	1,158	-	1,158	0.01%
1-4 family mortgage	-	43	-	43	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$2,504	$2,215	$-	$4,719	0.04%

	Six months ended June 30, 2024
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$2,504	$1,014	$429	$3,947	0.03%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	1,158	-	1,158	0.01%
1-4 family mortgage	-	43	106	149	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$2,504	$2,215	$535	$5,254	0.04%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3	$-
Real estate - construction	-	-
Owner-occupied commercial	-	-
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

Six Months Ended June 30, 2025
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3	$-
Real estate - construction	-	-
Owner-occupied commercial	3	132
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

	Three Months Ended June 30, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 60	$125
Real estate - construction	-	-
Owner-occupied commercial	60	16
1-4 family mortgage	121	2
Non-owner occupied commercial	-	-

	Six Months Ended June 30, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 60	$125
Real estate - construction	-	-
Owner-occupied commercial	60	16
1-4 family mortgage	3 to 121	2
Non-owner occupied commercial	-	-

There was one loan modified on or after June 30, 2024, past due greater than 30 days or on non-accrual as of June 30, 2025.

As of June 30, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first or second quarters of 2025 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. Beginning in the second quarter of 2024, the policy surrounding the definition of borrowers experiencing financial difficulty was refined.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 14 years. At June 30, 2025, the Company had lease right-of-use assets and lease liabilities totaling $23.7 million and $24.7 million, respectively, compared to $26.1 million and $27.1 million, respectively, at December 31, 2024, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

June 30, 2025
(In Thousands)
2025 (remaining)	$2,755
2026	4,862
2027	4,223
2028	3,361
2029	2,795
thereafter	10,963
Total lease payments	28,958
Less: imputed interest	(4,264)
Present value of operating lease liabilities	$24,694

As of June 30, 2025, the weighted average remaining term of operating leases and the weighted average discount rate used in the measurement of operating lease liabilities was 7.6 years and 3.81%, respectively, compared to 7.9 years and 3.74%, respectively, as of June 30, 2024.

Operating cash flows related to leases were $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively.

Lease costs during the three and six months ended June 30, 2025 and June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating lease cost	$1,491	$1,401
Short-term lease cost	18	-
Variable lease cost	225	220
Sublease income	(5)	(5)
Net lease cost	$1,729	$1,616

	Six Months Ended June 30,
	2025	2024
Operating lease cost	$2,982	$2,795
Short-term lease cost	34	-
Variable lease cost	452	433
Sublease income	(11)	(11)
Net lease cost	$3,457	$3,217

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company had a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $836,000 and $1.7 million for the three and six months ended June 30, 2025, respectively, and $879,000 and $1.8 million for the three and six months ended June 30, 2024, respectively.

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

The following table summarizes stock option activity during the six months ended June 30, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2025:
Outstanding at January 1, 2025	80,450	$26.03	1.9	$4,723
Exercised	(27,950)	16.80	-	1,697
Outstanding at June 30, 2025	52,500	$30.95	2.3	$2,444

Exercisable at June 30, 2025	52,500	$30.95	2.3	$2,444

Six Months Ended June 30, 2024:
Outstanding at January 1, 2024	165,800	$24.35	2.9	$7,211
Exercised	(23,050)	16.20	0.7	6,261
Outstanding at June 30, 2024	142,750	$25.67	2.6	$5,507

Exercisable at June 30, 2024	127,250	$23.54	2.0	$5,014

As of June 30, 2025, there were no unvested options.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2025, there was $6.1 million of total unrecognized compensation cost related to unvested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.5 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of performance shares are determined using a Monte Carlo simulation model on the grant date. As of June 30, 2025, there was $1.1 million of total unrecognized compensation cost related to unvested performance shares. As of June 30, 2025, non-vested performance shares had a weighted average remaining time to vest of 1.5 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2025:
Non-vested at January 1, 2025	145,837	$66.35	30,065	$70.45
Granted	31,756	84.82	6,316	84.64
Additional performance share attainment	-	-	290	89.68
Vested	(34,299)	61.51	(5,813)	75.28
Forfeited	(1,266)	79.02	(1,295)	57.52
Non-vested at June 30, 2025	142,028	$71.54	29,563	$73.29

Six Months Ended June 30, 2024:
Non-vested at January 1, 2024	158,298	$58.08	31,944	$58.25
Granted	27,361	66.72	8,894	67.90
Vested	(45,619)	45.49	(18,653)	37.05
Forfeited	(3,989)	71.34	(2,318)	72.18
Non-vested at June 30, 2024	136,051	$63.65	19,867	$80.85

NOTE 8 - DEPOSITS

Deposits at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
	(In Thousands)
Noninterest-bearing demand	$2,632,058	$2,619,687
Interest-bearing checking	9,770,135	9,511,161
Savings	102,209	102,088
Time deposits, $250,000 and under	388,278	367,216
Time deposits, over $250,000	969,639	943,307
	$13,862,319	$13,543,459

The scheduled maturities of time deposits at June 30, 2025 were as follows:

(In Thousands)
2025	$1,037,732
2026	280,585
2027	26,803
2028	2,779
2029	8,903
Thereafter	1,115
Total	$1,357,917

NOTE 9 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2025 and December 31, 2024 were not material.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of June 30, 2025 was 0% to 70% and 29.8%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 0% to 75% and 25.5% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $1.2 million and $3.6 million during the three and six months ended June 30, 2025, respectively, and $4.8 million and $5.8 million during the three and six months ended June 30, 2024, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of June 30, 2025 was 20% to 47% and 35.7%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 19% to 47% and 22.7%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A net gain (loss) on the sale and write-downs of OREO and repossessed assets of ($17,000) and $301,000 was recognized for the three and six months ended June 30, 2025, respectively, and a loss of $1,000 and $96,000 for the three and six months ended June 30, 2024. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with an aggregate balance of $132,000 foreclosed and classified as OREO as of June 30, 2025, compared to three residential real estate loan foreclosures for $450,000 as of December 31, 2024.

There was one residential real estate loan with a balance of $82,422 in the process of foreclosure as of June 30, 2025 and December 31, 2024.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. There were no liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	Fair Value Measurements at June 30, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$701,482	$-	$-	$701,482
Mortgage-backed securities	-	178,151	-	178,151
State and municipal securities	-	9,639	-	9,639
Corporate debt	-	338,579	-	338,579
Total available-for-sale debt securities	701,482	526,369	-	1,227,851
Total assets at fair value	$701,482	$526,369	$-	$1,227,851

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$617,486	$-	$-	$617,486
Government agency securities	-	-	-	-
Mortgage-backed securities	-	219,274	-	219,274
State and municipal securities	-	9,517	-	9,517
Corporate debt	-	315,123	-	315,123
Total available-for-sale debt securities	617,486	543,914	-	1,161,400
Total assets at fair value	$617,486	$543,914	$-	$1,161,400

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$94,792	$94,792
Other real estate owned and repossessed assets	-	-	311	311
Total assets at fair value	$-	$-	$95,103	$95,103

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$95,667	$95,667
Other real estate owned and repossessed assets	-	-	2,531	2,531
Total assets at fair value	$-	$-	$98,198	$98,198

There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the six months ended June 30, 2025, there were no transfers out of Level 3 into Level 2.

The table below includes a roll forward of the balance sheet amounts for the three and six months ended June 30, 2025 and June 30, 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities	Available-for-sale Securities
	(In Thousands)
Fair value, beginning of period	$-	$-	$-	$6,860
Transfers into Level 3	-	-	-	-
Total realized gains included in income	-	-	-	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	-	-	(1,329)
Purchases	-	-	-	-
Transfers out of Level 3	-	-	-	(5,531)
Fair value, end of period	$-	$-	$-	$-

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of June 30, 2025 and December 31, 2024 were as follows:

June 30, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,704,904	$1,704,904	$1,704,904	$-	$-
Held to maturity U.S. Treasury securities	249,511	236,162	236,162	-	-
Federal funds sold	6,000	6,000	-	6,000	-
Held to maturity debt securities	436,641	393,443	-	393,443	-
Mortgage loans held for sale	22,131	22,131	-	22,131	-
Restricted equity securities	12,156	12,156	-	12,156	-
Held to maturity debt securities	500	500	-	-	500
Loans, net	13,062,601	12,776,566	-	-	12,776,566
Financial Liabilities:
Deposits	$13,862,319	$13,860,040	$-	$13,860,040	$-
Federal funds purchased	1,599,135	1,599,135	-	1,599,135	-
Other borrowings	64,747	59,669	-	59,669	-

December 31, 2024	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,375,589	$2,375,589	$2,375,589	$-	$-
Held to maturity U.S. Treasury securities	249,403	229,771	229,771	-	-
Federal funds sold	1,045	1,045	-	1,045	-
Held to maturity debt securities	465,200	409,475	-	409,475	-
Mortgage loans held for sale	9,211	9,211	-	9,211	-
Restricted equity securities	11,300	11,300	-	11,300	-
Held to maturity debt securities	250	250	-	-	250
Loans, net	12,441,378	12,013,721	-	-	12,013,721
Financial Liabilities:
Deposits	$13,543,459	$13,540,438	$-	$13,540,438	$-
Federal funds purchased	1,993,728	1,993,728	-	1,993,728	-
Other borrowings	64,743	59,130	-	59,130	-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of June 30, 2025 and December 31, 2024 and consolidated statements of income for the three and six months ended June 30, 2025 and June 30, 2024.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the impact of tariffs and trade wars on general economic conditions, the performance of capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, the Federal Reserve policies in connection with continued or re-emerging inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and nonbank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Second Quarter Highlights

●	Diluted earnings per common share of $1.12 for the second quarter of 2025, an increase of 17.9%, from the second quarter of 2024.
●	Average loans of $13.01 billion for the second quarter of 2025, an increase of $947.1 million, or 7.9%, from the second quarter of 2024.
●	Average deposits of $13.90 billion for the second quarter of 2025, an increase of $1.03 billion, or 8.0%, from the second quarter of 2024.
●	Net interest income of $131.7 million for the second quarter of 2025, increased $25.8 million, or 24.4%, from the second quarter of 2024.
●	Net interest margin of 3.10% for second quarter of 2025, increased 31 basis points from 2.79% in the second quarter of 2024.

Overview

As of June 30, 2025, we had consolidated total assets of $17.38 billion, an increase of $27.0 million, or 0.2%, from $17.35 billion at December 31, 2024. Total loans were $13.23 billion, an increase of $626.7 million, or 5.0%, from $12.61 billion at December 31, 2024. Total deposits were $13.86 billion, an increase of $318.9 million, or 2.4%, from $13.54 billion at December 31, 2024.

Net income and net income available to common stockholders was $61.4 million for the quarter ended June 30, 2025, compared to net income and net income available to common stockholders of $52.1 million for the second quarter of 2024. Basic and diluted earnings per common share were both $1.12 for the three months ended June 30, 2025, compared to $0.96 and $0.95, respectively, in the corresponding period in 2024.

Net income and net income available to common stockholders was $124.6 million for the six months ended June 30, 2025, compared to net income of $102.2 million and net income available to common stockholders of $102.1 million for the six months ended June 30, 2024. Basic and diluted earnings per common share were both $2.28 for the six months ended June 30, 2025, compared to $1.87 for both for the corresponding period in 2024. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on average assets	1.40%	1.34%	1.42%	1.30%
Return on average common stockholders' equity	14.56%	14.08%	15.08%	13.96%
Dividend payout ratio	30.27%	31.44%	30.27%	31.44%
Net interest margin (1)	3.10%	2.79%	3.01%	2.73%
Efficiency ratio (2)	33.46%	37.31%	34.22%	39.42%
Average stockholders' equity to average total assets	9.59%	9.48%	9.43%	9.29%

(1)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At June 30, 2025, we had $6.0 million in federal funds sold, compared to $1.0 million at December 31, 2024. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2025, we had $1.22 billion in balances at the Federal Reserve, compared to $2.25 billion at December 31, 2024.

Investment Securities

Debt securities available-for-sale totaled $1.23 billion at June 30, 2025 and $1.16 billion at December 31, 2024. During the second quarter of 2025, the Company sold available-for-sale mortgage-backed securities with an amortized cost basis of $70.5 million and recorded a pre-tax loss of $8.6 million, as a result of a portfolio restructuring. Debt securities held to maturity totaled $686.7 million at June 30, 2025 and $714.9 million at December 31, 2024. We had paydowns of $51.0 million on mortgage-backed securities and government agencies, maturities of $67.5 million on municipal bonds, corporate securities and treasury securities, and calls of $41.6 million on corporate securities during the six months ended June 30, 2025. We purchased $35.7 million in mortgage-backed securities, $147.8 million in U.S. Treasury securities, $3.0 million in municipal bonds, and $61.1 million in corporate securities during the six months ended June 30, 2025. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2025 and December 31, 2024, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of June 30, 2025 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of June 30, 2025, we had $338.6 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of June 30, 2025.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.29 billion and $1.43 billion as of June 30, 2025 and December 31, 2024, respectively.

Loans

We had total loans of $13.23 billion, an increase of $626.7 million, or 5.0%, from $12.61 billion at December 31, 2024. Real estate construction loans and non-owner occupied commercial loans increased $224.7 million and $266.7 million, respectively, compared to the prior year period, and $136.0 million and $79.1 million, respectively, during the current quarter. These loan categories comprised the majority of total loan portfolio growth in both comparative periods.

The following table details our loan portfolio and the percentage composition by type at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

	(Dollars in Thousands)
Commercial, financial and agricultural	$2,966,191	$2,935,577
Real estate - construction	1,735,405	1,510,677
Real estate - mortgage:
Owner-occupied commercial	2,557,711	2,399,644
1-4 family mortgage	1,561,461	1,350,428
Non-owner occupied commercial	4,338,697	4,072,007
Total real estate - mortgage	8,457,869	7,822,079
Consumer	73,095	64,447
Total Loans	13,232,560	12,332,780
Less: Allowance for credit losses	(169,959)	(158,092)
Net Loans	$13,062,601	$12,174,688

Commercial, financial and agricultural	22.42%	23.80%
Real estate - construction	13.11	12.25
Real estate - mortgage:
Owner-occupied commercial	19.33	19.46
1-4 family mortgage	11.80	10.95
Non-owner occupied commercial	32.79	33.02
Total real estate - mortgage	63.92	63.43
Consumer	0.55	0.52
Total Loans	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at June 30, 2025 as segregated by industry concentrations based on North American Industry Classification System:

	2025
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$534,045	7.7%
Other Services (except Public Administration)	310,706	4.5
Health Care and Social Assistance	303,419	4.4
Accommodation and Food Services	204,563	3.0
Manufacturing	194,174	2.8
Professional, Scientific, and Technical Services	179,378	2.6
Real Estate and Rental and Leasing	146,612	2.1
Wholesale Trade	139,153	2.0
All Other Owner Occupied Real Estate	545,661	7.9
Total Owner Occupied Real Estate	$2,557,711	37.1%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,296,583	18.8%
Shopping or Retail Center	605,302	8.8
Hotel or Motel	654,057	9.5
Office Building	446,495	6.5
Nursing Home or Assisted Living Facility	323,896	4.7
Office Warehouse	212,651	3.1
Warehouse	100,713	1.5
Self-Storage Facility	149,503	2.2
Gas Station or Convenience Store	107,242	1.6
Restaurant	68,213	1.0
All Other Income Property	374,042	5.4
Total Non-Owner Occupied Real Estate	$4,338,697	62.9%
Total Commercial Real Estate	$6,896,408	100.0%

The table below summarizes the Company’s commercial real estate portfolio at June 30, 2025 as segregated by geographic region in which the property is located:

	2025
	Balance	Percent of Total
	(Dollars in Thousands)

State:
Alabama	$2,207,097	32.0%
Florida	1,833,139	26.6
Georgia	809,452	11.7
North Carolina	195,633	2.8
South Carolina	349,096	5.1
Tennessee	612,333	8.9
Virginia	87,080	1.3
Other	802,578	11.6
Total commercial real estate loans	$6,896,408	100.0%

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

Loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and expected credit losses are estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and certain modified loans. The allowance for credit losses on these individually evaluated loans is calculated using methods, such as the estimated fair value of underlying collateral, observable market prices of comparable debt, or the present value of expected future cash flows.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$13,232,560	$12,332,780	$13,232,560	$12,332,780
Average loans outstanding, net of unearned income	$13,010,105	$12,062,973	$12,859,947	$11,901,985
Allowance for credit losses at beginning of period	165,034	155,892	164,458	153,317
Charge-offs:
Commercial, financial and agricultural loans	6,849	3,355	9,263	5,197
Real estate - construction	-	-	46	-
Real estate - mortgage	580	119	4,152	186
Consumer loans	73	108	133	206
Total charge-offs	7,502	3,582	13,594	5,589
Recoveries:
Commercial, financial and agricultural loans	959	406	1,129	605
Real estate - construction	-	8	-	8
Real estate - mortgage	1	-	1	6
Consumer loans	58	15	84	24
Total recoveries	1,018	429	1,214	643
Net charge-offs	6,484	3,153	12,380	4,946
Provision for credit losses on loans	11,409	5,353	17,881	9,721
Allowance for credit losses on loans at period end	$169,959	$158,092	$169,959	$158,092
Allowance for credit losses on loans to period end loans	1.28%	1.28%	1.28%	1.28%
Net charge-offs to average loans	0.20%	0.10%	0.19%	0.08%

		Percentage of loans
		in each category
June 30, 2025	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$53,022	22.31%
Real estate - construction	46,423	13.11%
Owner-occupied commercial	20,927	19.33%
1-4 family mortgage	14,944	11.80%
Non-owner occupied commercial	32,189	32.79%
Consumer	2,454	0.66%
Total	$169,959	100.00%

		Percentage of loans
		in each category
December 31, 2024	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$55,330	22.77%
Real estate - construction	38,597	11.81%
Owner-occupied commercial	22,302	20.21%
1-4 family mortgage	14,096	11.46%
Non-owner occupied commercial	31,328	33.17%
Consumer	2,805	0.58%
Total	$164,458	100.00%

Nonperforming Assets

Total nonperforming loans at June 30, 2025, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $29.7 million, or 69.9%, to $72.2 million from $42.5 million at December 31, 2024. Of this total, nonaccrual loans of $68.6 million at June 30, 2025 represented a net increase of $29.1 million from nonaccrual loans at December 31, 2024. The majority of the year-over-year increase in non-performing assets was attributable to two relationships, both of which are secured by real estate. Excluding credit card accounts, there were seven loans 90 or more days past due and still accruing totaling $3.4 million at June 30, 2025, compared to no loans at December 31, 2024. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2025 and 2024 were $0.5 million and $4.7 million, respectively.

The following table details our nonperforming assets at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$36,410	58	$25,692	54
Real estate - construction	7,446	4	-	-
Real estate - mortgage:
Owner-occupied commercial	12,115	17	8,744	14
1-4 family mortgage	4,613	27	3,051	24
Non-owner occupied commercial	7,264	5	1,259	2
Total real estate - mortgage	23,992	49	13,054	40
Consumer	771	2	755	1
Total Nonaccrual loans:	$68,619	113	$39,501	95

90+ days past due and accruing:
Commercial, financial and agricultural	$1,108	1	$38	4
Real estate - construction	-	-	661	2
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	2,426	6	2,240	7
Non-owner occupied commercial	-	-	-	-
Total real estate - mortgage	2,426	6	2,240	7
Consumer	15	19	26	21
Total 90+ days past due and accruing:	$3,549	26	$2,965	34

Total Nonperforming Loans:	$72,168	139	$42,466	129

Plus: Other real estate owned and repossessions	311	6	2,531	8
Total Nonperforming Assets	$72,479	145	$44,997	137

Ratios:
Nonperforming loans to total loans	0.55%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	0.55%		0.36%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	0.55%		0.36%

OREO and repossessed assets at June 30, 2025 were $311,000, a decrease of $2.2 million, or 87.7%, from $2.5 million at December 31, 2024. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Balance at beginning of period	$2,531	$995
Transfers from loans and capitalized expenses	235	1,148
Proceeds from sales	(2,756)	(780)
Write-downs / net gain (loss) on sales	301	95
Balance at end of period	$311	$1,458

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. At June 30, 2025, our total deposits were $13.86 billion, an increase of $318.9 million, or 2.4%, from $13.54 billion at December 31, 2024.

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Noninterest-bearing demand	$2,632,058	18.99%	$2,619,687	19.34%
Interest-bearing demand	2,066,938	14.91%	2,753,210	20.33%
Money market	7,703,197	55.57%	6,757,951	49.90%
Savings	102,209	0.74%	102,088	0.75%
Time deposits, $250,000 and under	388,278	2.80%	367,216	2.71%
Time deposits, over $250,000	969,639	6.99%	943,307	6.97%
	$13,862,319	100.00%	$13,543,459	100.00%

At June 30, 2025 and December 31, 2024, we estimate that we had approximately $9.27 billion and $9.03 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. The uninsured deposit data for 2025 and 2024 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Portion of Time Deposits in Excess of Insurance Limit
June 30, 2025
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)
3 months or less	$233,945
Over 3 months through 6 months	98,420
Over 6 months through 12 months	62,766
Over 12 months	43,751
Total	$438,882

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.60 billion and $1.99 billion at June 30, 2025 and December 31, 2024, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 4.49% for the quarter ended June 30, 2025. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2025, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.32 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $3.24 billion and $2.21 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.34 billion in available funding for brokered deposits. Additionally, the Bank had approximately $312.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $17.63 billion and $17.67 billion, respectively, for the three and six months ended June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sources of Funds:
Deposits:
Non-interest-bearing	14.9%	16.2%	14.7%	16.4%
Interest-bearing	63.8	65.4	63.6	65.0
Federal funds purchased	10.5	7.6	10.9	8.2
Long term debt and other borrowings	0.4	0.4	0.4	0.4
Other liabilities	0.7	0.6	0.8	0.4
Equity capital	9.7	9.8	9.6	9.6
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	73.9%	76.8%	72.8%	75.3%
Securities	11.2	12.4	11.1	12.5
Interest-bearing balances with banks	11.1	7.6	12.7	9.1
Federal funds sold	0.7	0.3	0.4	0.2
Other assets	3.1	2.9	3.0	2.9
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at June 30, 2025 was $1.72 billion, or 9.91% of total assets. At December 31, 2024, total stockholders’ equity attributable to us was $1.62 billion, or 9.32% of total assets.

As of June 30, 2025, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2025.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2025, December 31, 2024 and June 30, 2024:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,723,922	11.38%	$681,869	4.50%	N/A	N/A
ServisFirst Bank	1,783,330	11.77%	681,818	4.50%	$984,848	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,724,422	11.38%	909,159	6.00%	N/A	N/A
ServisFirst Bank	1,783,830	11.77%	909,091	6.00%	1,212,121	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,941,783	12.81%	1,212,212	8.00%	N/A	N/A
ServisFirst Bank	1,954,444	12.90%	1,212,121	8.00%	1,515,151	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,724,422	9.78%	705,531	4.00%	N/A	N/A
ServisFirst Bank	1,783,830	10.11%	705,511	4.00%	881,889	5.00%

As of December 31, 2024
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,634,837	11.42%	$644,441	4.50%	N/A	N/A
ServisFirst Bank	1,694,412	11.83%	644,402	4.50%	$930,803	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,635,337	11.42%	859,255	6.00%	N/A	N/A
ServisFirst Bank	1,694,912	11.84%	859,203	6.00%	1,145,604	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,847,146	12.90%	1,145,673	8.00%	N/A	N/A
ServisFirst Bank	1,859,978	12.99%	1,145,604	8.00%	1,432,005	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,635,337	9.59%	682,238	4.00%	N/A	N/A
ServisFirst Bank	1,694,912	9.94%	682,223	4.00%	852,779	5.00%

As of June 30, 2024
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,542,982	10.93%	$635,346	4.50%	N/A	N/A
ServisFirst Bank	1,599,370	11.33%	635,291	4.50%	$917,642	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,543,482	10.93%	847,127	6.00%	N/A	N/A
ServisFirst Bank	1,599,870	11.33%	847,054	6.00%	1,129,406	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,755,391	12.43%	1,129,503	8.00%	N/A	N/A
ServisFirst Bank	1,759,040	12.46%	1,129,406	8.00%	1,411,757	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,543,482	9.81%	629,272	4.00%	N/A	N/A
ServisFirst Bank	1,599,870	10.17%	629,231	4.00%	786,539	5.00%

We are a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our stockholders, is dividends the Bank pays to us as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as our payment of dividends to our stockholders. The requirement that a bank holding company must serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Delaware corporate law.

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

Financial instruments whose unfunded contract amounts represent credit risk at June 30, 2025 are as follows:

June 30, 2025
(In Thousands)
Commitments to extend credit	$3,573,996
Credit card arrangements	385,015
Standby letters of credit	122,496
$4,081,507

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders was $61.4 million for the quarter ended June 30, 2025, compared to net income and net income available to common stockholders of $52.1 million for the second quarter of 2024. Net income and net income available to common stockholders was $124.6 million for the six months ended June 30, 2025, compared to net income of $102.2 million and net income available to common stockholders of $102.1 million for the six months ended June 30, 2024. The increase in net income for both the three and six months ended months ended June 30, 2025 compared to 2024 was primarily driven by growth in net interest income, partially offset by decreases in non-interest income.

Basic and diluted earnings per common share were both $1.12 for the three months ended June 30, 2025, compared to $0.96 and $0.95, respectively, in the corresponding period in 2024. Basic and diluted earnings per common share were both $2.28 for the six months ended June 30, 2025, compared to $1.87 for both for the corresponding period in 2024. Return on average assets for the three and six months ended June 30, 2025 was 1.4% and 1.42% compared to 1.34% and 1.30%, respectively, for the corresponding periods in 2024. Return on average common stockholders’ equity for the three and six months ended June 30, 2025 was 14.56% and 15.08%, respectively, compared to 14.08% and 13.96%, respectively, for the corresponding periods in 2024.

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

Taxable-equivalent net interest income increased $25.9 million, or 24.4%, to $131.8 million for the three months ended June 30, 2025 compared to $105.9 million for the corresponding period in 2024, and increased $47.0 million, or 22.6%, to $255.4 million for the six months ended June 30, 2025 compared to $208.4 million for the corresponding period in 2024. The taxable-equivalent yield on interest-earning assets decreased to 5.80% for the three months ended June 30, 2025 from 6.01% for the corresponding period in 2024, and decreased to 5.76% for the six months ended June 30, 2025 from 5.94% for the corresponding period in 2024. The yield on loans for the three months ended June 30, 2025 was 6.37% compared to 6.48% for the corresponding period in 2024, and 6.34% compared to 6.44% for the six months ended June 30, 2025 and June 30, 2024, respectively. The cost of total interest-bearing liabilities decreased to 3.50% for the three months ended June 30, 2025 compared to 4.23% for the corresponding period in 2024, and decreased to 3.55% for the six months ended June 30, 2025 from 4.23% for the corresponding period in 2024. Net interest margin for the three months ended June 30, 2025 was 3.10% compared to 2.79% for the corresponding period in 2024, and 3.01% for the six months ended June 30, 2025 compared to 2.73% for the corresponding period in 2024.

The Federal Reserve Bank’s targeted federal funds rate was 5.25 – 5.50% at June 30, 2024 compared to its current range as of June 30, 2025 of 4.25 – 4.50%.

The following tables show, for the three and six months ended June 30, 2025 and June 30, 2024, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2025			2024
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,979,759	$206,040	6.37%	$12,045,743	$194,128	6.48%
Tax-exempt (3)	30,346	417	5.51	17,230	89	2.08
Total loans, net of unearned income	13,010,105	206,457	6.37	12,062,973	194,217	6.48
Mortgage loans held for sale	11,739	153	5.23	6,761	103	6.13
Investment securities:
Taxable	1,965,089	16,562	3.37	1,936,818	16,102	3.33
Tax-exempt (3)	492	6	4.88	1,209	11	3.64
Total investment securities (4)	1,965,581	16,568	3.37	1,938,027	16,113	3.33
Federal funds sold	124,303	1,592	5.14	38,475	538	5.62
Restricted equity securities	12,146	201	6.64	11,290	201	7.16
Interest-bearing balances with banks	1,952,479	21,754	4.47	1,183,482	16,390	5.57
Total interest-earning assets	$17,076,353	$246,725	5.80%	$15,241,008	$227,562	6.01%
Non-interest-earning assets:
Cash and due from banks	109,506			96,646
Net fixed assets and equipment	59,944			59,653
Allowance for credit losses, accrued interest and other assets	380,700			300,521
Total assets	$17,626,503			$15,697,828

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,222,000	$9,860	1.78%	$2,227,527	$15,765	2.85%
Savings deposits	101,506	413	1.63	105,955	451	1.71
Money market accounts	7,616,747	69,739	3.67	6,810,799	75,597	4.46
Time deposits	1,321,404	13,476	4.09	1,157,528	12,859	4.47
Total interest-bearing deposits	11,261,657	93,488	3.33	10,301,809	104,672	4.09
Federal funds purchased	1,855,860	20,773	4.49	1,193,190	16,307	5.50
Other borrowings	64,750	687	4.26	64,738	687	4.27
Total interest-bearing liabilities	$13,182,267	$114,948	3.50%	$11,559,737	$121,666	4.23%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,633,552			2,560,245
Other liabilities	119,829			89,417
Stockholders' equity	1,716,232			1,536,013
Accumulated other comprehensive loss	(25,377)			(47,584)
Total liabilities and stockholders' equity	$17,626,503			$15,697,828
Net interest income		$131,777			$105,896
Net interest spread			2.30%			1.78%
Net interest margin			3.10%			2.79%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $4,430 and $3,317 are included in interest income in the second quarter of 2025 and 2024, respectively.
(2)	Amortization of acquired loan premiums of $51 and $46 is included in interest income in 2025 and 2024, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(36,381) and $(66,663) are excluded from the yield calculation in the second quarter of 2025 and 2024, respectively.

	For the Three Months Ended June 30,
	2025 Compared to 2024 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$15,309	$(3,397)	$11,912
Tax-exempt	103	225	328
Total loans, net of unearned income	15,412	(3,172)	12,240
Mortgages held for sale	67	(17)	50
Debt securities:
Taxable	262	198	460
Tax-exempt	(8)	3	(5)
Total debt securities	254	201	455
Federal funds sold	1,105	(51)	1,054
Restricted equity securities	14	(15)	(1)
Interest-bearing balances with banks	9,095	(3,731)	5,364
Total interest-earning assets	$25,947	$(6,785)	$19,162

Interest-bearing liabilities:
Interest-bearing demand deposits	$(39)	$(5,866)	$(5,905)
Savings	(18)	(20)	(38)
Money market accounts	8,416	(14,274)	(5,858)
Time deposits	1,750	(1,133)	617
Total interest-bearing deposits	10,109	(21,293)	(11,184)
Federal funds purchased	7,864	(3,398)	4,466
Other borrowed funds	-	-	-
Total interest-bearing liabilities	17,973	(24,691)	(6,718)
Increase in net interest income	$7,974	$17,906	$25,880

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. The rate component was favorable as loan yields decreased 11 basis points and average rates paid on interest-bearing liabilities decreased 73 basis points.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2025			2024
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,832,237	$402,656	6.35%	$11,884,567	$380,867	6.44%
Tax-exempt (3)	27,710	720	5.25	17,418	308	3.56
Total loans, net of unearned income	12,859,947	403,376	6.34	11,901,985	381,175	6.44
Mortgage loans held for sale	9,249	233	5.09	5,765	169	5.90
Investment securities:
Taxable	1,949,999	32,583	3.38	1,975,056	32,082	3.27
Tax-exempt (3)	540	14	5.24	1,252	23	3.69
Total debt securities (4)	1,950,539	32,597	3.38	1,976,308	32,105	3.27
Federal funds sold	63,325	1,614	5.15	37,887	1,078	5.72
Restricted equity securities	11,805	411	7.04	10,854	397	7.36
Interest-bearing balances with banks	2,237,845	49,655	4.49	1,435,730	39,340	5.94
Total interest-earning assets	$17,132,710	$487,886	5.76%	$15,368,529	$454,264	5.94%
Non-interest-earning assets:
Cash and due from banks	109,025			97,730
Net fixed assets and equipment	59,789			59,889
Allowance for credit losses, accrued interest and other assets	366,570			301,891
Total assets	$17,668,094			$15,828,039

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,349,154	$24,322	2.09%	$2,227,302	$31,427	2.84%
Savings deposits	101,750	817	1.62	106,439	919	1.74
Money market accounts	7,476,611	135,367	3.66	6,825,800	150,870	4.44
Time deposits	1,341,370	27,727	4.18	1,160,866	25,522	4.42
Total interest-bearing deposits	11,268,885	188,233	3.38	10,320,407	208,738	4.07
Federal funds purchased	1,924,929	42,885	4.50	1,308,009	35,769	5.50
Other borrowings	64,750	1,374	4.29	64,737	1,374	4.27
Total interest-bearing liabilities	$13,258,564	$232,492	3.55%	$11,693,153	$245,881	4.23%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,603,209			2,600,448
Other liabilities	140,282			63,390
Stockholders' equity	1,693,443			1,518,491
Accumulated other comprehensive loss	(27,404)			(47,443)
Total liabilities and stockholders' equity	$17,668,094			$15,828,039
Net interest income		$255,394			$208,383
Net interest spread			2.21%			1.71%
Net interest margin			3.01%			2.73%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $4,430 and $3,317 are included in interest income in the second quarter of 2025 and 2024, respectively.
(2)	Amortization of acquired loan premiums of $51 and $46 is included in interest income in 2025 and 2024, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(36,381) and $(66,663) are excluded from the yield calculation in the second quarter of 2025 and 2024, respectively.

	For the Six Months Ended June 30,
	2025 Compared to 2024 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$28,979	$(7,190)	$21,789
Tax-exempt	229	183	412
Total loans, net of unearned income	29,208	(7,007)	22,201
Mortgages held for sale	90	(26)	64
Debt securities:
Taxable	(435)	936	501
Tax-exempt	(16)	7	(9)
Total debt securities	(451)	943	492
Federal funds sold	656	(119)	537
Restricted equity securities	1	13	14
Interest-bearing balances with banks	18,754	(8,439)	10,315
Total interest-earning assets	$48,258	$(14,635)	$33,623

Interest-bearing liabilities:
Interest-bearing demand deposits	$1,622	$(8,727)	$(7,105)
Savings	(40)	(62)	(102)
Money market accounts	13,308	(28,811)	(15,503)
Time deposits	3,740	(1,535)	2,205
Total interest-bearing deposits	18,630	(39,135)	(20,505)
Federal funds purchased	14,534	(7,418)	7,116
Other borrowed funds	-	-	-
Total interest-bearing liabilities	33,164	(46,553)	(13,389)
Increase in net interest income	$15,094	$31,918	$47,012

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. While the overall rate component was favorable, loan yields decreased by 10 basis points, and the average rate paid on interest-bearing liabilities decreased by 68 basis points.

Tax Credit Investments

The Company invests in certain affordable housing projects throughout its market area as a means of supporting local communities. The Company receives tax credits related to these investments, for which it typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. The Company typically provides financing during the construction and development of the properties. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. The Company’s maximum potential exposure to losses relative to investments in variable interest entities (“VIEs”) is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured. The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a federal tax credit. The Company has investments in and future funding commitments related to private equity and certain other equity method investments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made. The following table summarizes certain tax credit and certain equity investments.

	Balance Sheet Location	June 30, 2025	December 31, 2024
		(In Thousands)
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$87,420	$75,705
Amount of future funding commitments including in carrying amount	Other liabilities	30,483	39,502
Lending exposures	Loans	54,904	77,579
SBIC and certain other equity method investments:
Carrying amount	Other assets	6,627	4,642
Amount of future funding commitments not included in carrying amount	N/A	12,823	12,308

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

		Three months ended June 30,
	Income Statement Location	2025	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$3,341	$812
Amortization Expense	Income tax expense	2,564	633

		Six months ended June 30,
	Income Statement Location	2025	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$6,682	$1,624
Amortization Expense	Income tax expense	5,127	1,266

Provision for Credit Losses

The provision for credit losses on loans was $11.4 million for the three months ended June 30, 2025, an increase of $6.1 million from $5.4 million for the three months ended June 30, 2024, and was $17.9 million for the six months ended June 30, 2025, an increase of $8.2 million from $9.7 million for the six months ended June 30, 2024. The ACL as of June 30, 2025, March 31, 2025, and June 30, 2024, totaled $170.0 million, $165.0 million, and $158.1 million, or 1.28%, 1.28%, and 1.28% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.20% for the three months ended June 30, 2025, a 10 basis points increase compared to 0.10% for the second quarter of 2024. Annualized net credit charge-offs to year-to-date average loans were 0.19% for the six months ended June 30, 2025, compared to 0.08% for the corresponding period in 2024. Nonperforming loans decreased to $72.5 million, or 0.55% of total loans, at June 30, 2025 from $74.7 million, or 0.57% of total loans at December 31, 2024, and increased compared to $36.4 million, or 0.28% of total loans, at June 30, 2024. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
Non-interest income:
Service charges on deposit accounts	$2,671	$2,293	$378	16.5%	$5,229	$4,443	$786	17.7%
Mortgage banking	1,323	1,379	(56)	(4.1)%	1,936	2,057	(121)	(5.9)%
Credit card income	2,119	2,333	(214)	(9.2)%	4,087	4,488	(401)	(8.9)%
Securities losses	(8,563)	-	(8,563)	NM %	(8,563)	-	(8,563)	NM %
Increase in cash surrender value life insurance	2,126	2,058	68	3.3%	4,263	5,289	(1,026)	(19.4)%
Other operating income	745	828	(83)	(10.0)%	1,746	1,427	319	22.4%
Total non-interest income	$421	$8,891	$(8,470)	(95.3)%	$8,698	$17,704	$(9,006)	(50.9)%

Noninterest income totaled $421,000 for the three months ended June 30, 2025, a decrease of $8.5 million, or 95.3%, compared to the corresponding period in 2024, and totaled $8.7 million for the six months ended June 30, 2025, a decrease of $9.0 million, or 50.9%, from to the corresponding period in 2024. The decrease in non-interest income is due to an $8.6 million loss on the sale of available-for-sale debt securities during the second quarter of 2025 as a result of restructuring the portfolio. Service charges on deposit accounts increased $378,000, or 16.5%, to $2.7 million for the three months ended June 30, 2025 compared to $2.3 million for the same period in 2024, and increased $786,000, or 17.7%, to $5.2 million for the six months ended June 30, 2025 compared to $4.4 million for the same period in 2024. Mortgage banking income decreased $56,000, or 4.1%, to $1.3 million for the three months ended June 30, 2025 compared to $1.4 million for the same period in 2024, and decreased $121,000, or 5.9%, to $1.9 million for the six months ended June 30, 2025 compared to $2.1 million for the same period in 2024. The increase in mortgage banking revenue was primarily attributed to a combination of favorable market conditions and increased staffing levels. Net credit card income decreased $214,000, or 9.2%, to $2.1 million for the three months ended June 30, 2025 compared to $2.3 million for the same period in 2024, and decreased $401,000, or 8.9%, to $4.1 million for the six months ended June 30, 2025 compared to $4.5 million for the same period in 2024. Bank-owned life insurance (“BOLI”) income increased $68,000, or 3.3%, to $2.1 million for the three months ended June 30, 2025 compared to $2.1 million for the same period in 2024, and decreased $1.0 million, or 19.4%, to $4.3 million for the six months ended June 30, 2025 compared to $5.3 million for the same period in 2024.. Other income decreased $83,000, or 10.0%, to $745,000 for the three months ended June 30, 2025 compared to $828,000 for the same period in 2024, and increased $319,000, or 22.4%, to $1.7 million for the six months ended June 30, 2025 compared to $1.4 million for the same period in 2024. Merchant service revenue increased $5,000, or .9%, to $600,000 for the three months ended June 30, 2025 compared to $595,000 for the same period in 2024, and increased $7,000, or .6%, to $1.1 million for the six months ended June 30, 2025 compared to $1.1 million for the same period in 2024.

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
Non-interest expense:
Salaries and employee benefits	$22,576	$24,213	$(1,637)	(6.8)%	$45,455	$47,199	$(1,744)	(3.7)%
Equipment and occupancy expense	3,523	3,567	(44)	(1.2)%	7,245	7,124	121	1.7%
Third party processing and other services	8,005	7,465	540	7.2%	15,743	14,631	1,112	7.6%
Professional services	1,904	1,741	163	9.4%	3,837	3,205	632	19.7%
FDIC and other regulatory assessments	2,753	2,202	551	25.0%	5,607	6,107	(500)	(8.2)%
OREO expense	27	7	20	285.7%	60	37	23	62.2%
Other operating expense	5,416	3,623	1,793	49.5%	12,364	10,818	1,546	14.3%
Total non-interest expense	$44,204	$42,818	$1,386	3.2%	$90,311	$89,121	$1,190	1.3%

Noninterest expense totaled $44.2 million for the three months ended June 30, 2025, an increase of $1.4 million, or 3.2%, compared to the corresponding period in 2024, and totaled $90.3 million for the six months ended June 30, 2025, an increase of $1.2 million, or 1.3%, from to the corresponding period in 2024.

Details of expense are as follows:

●

Salary and benefit expense decreased $1.6 million, or 6.8%, to $22.6 million for the three months ended June 30, 2025 compared to $24.2 million for the same period in 2024, and decreased $1.7 million, or 3.7%, to $45.5 million for the six months ended June 30, 2025 compared to $47.2 million for the same period in 2024. The number of FTE employees increased by 34, or 5.4%, to 659 at June 30, 2025 compared to 625 at June 30, 2024.

●

Third party processing and other services increased $540,000, or 7.2%, to $8.0 million for the three months ended June 30, 2025 compared to $7.5 million for the same period in 2024, and increased $1.1 million, or 7.6%, to $15.7 million for the six months ended June 30, 2025 compared to $14.6 million for the same period in 2024.

●

Professional services expense increased $163,000, or 9.4%, to $1.9 million for the three months ended June 30, 2025 compared to $1.7 million for the same period in 2024, and increased $632,000, or 19.7%, to $3.8 million for the six months ended June 30, 2025 compared to $3.2 million for the same period in 2024.

●

FDIC and other regulatory assessments increased $551,000, or 25.0%, to $2.8 million for the three months ended June 30, 2025 compared to $2.2 million for the same period in 2024, and decreased $500,000, or 8.2%, to $5.6 million for the six months ended June 30, 2025 compared to $6.1 million for the same period in 2024.

●

Other operating expenses increased $1.8 million, or 49.5%, to $5.4 million for the three months ended June 30, 2025 compared to $3.6 million for the same period in 2024, and increased $1.5 million, or 14.3%, to $12.4 million for the six months ended June 30, 2025 compared to $10.8 million for the same period in 2024.

Income Tax Expense

Income tax expense was $15.2 million for the three months ended June 30, 2025 compared to $14.5 million for the same period in 2024, and was $31.1 million for the six months ended June 30, 2025, compared to $25.1 million for the same period in 2024. Our effective tax rate for the three and six months ended June 30, 2025 was 19.82% and 19.94%, respectively, compared to 21.71% and 19.70% for the corresponding periods in 2024, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and six months ended June 30, 2025 of $234,000 and $704,000, respectively, compared to no expense for the three months ended June 30, 2024 and $600,000 for the six months ended June 30, 2024, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting principles we follow and our methods for applying these principles conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and six months ended June 30, 2025.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap,” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 6% if interest rates change 100 basis points or more than 12% if interest rates change 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2024, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2024, as disclosed in our Annual Report on Form 10-K.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2025. Based upon the evaluation, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

SERVISFIRST BANCSHARES, INC.

Date: August 5, 2025	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 5, 2025	By	/s/ David A. Sparacio
David A. Sparacio
Chief Financial Officer